Form 10-Q
period 1996-06-30
ISIS PHARMACEUTICALS INC
filed 1996-07-30
CIK 874015

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                          ------------------
                               FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from to
    Commission file number 0-19125

                    ISIS PHARMACEUTICALS, INC.
          (Exact name of registrant as specified in its charter)

                             DELAWARE
                  (State or other jurisdiction of
                   incorporation or organization)

                            33-0336973
                   (I.R.S Employer Identification No.)

                 2292 Faraday Avenue, Carlsbad, CA 92008
          (Address of principal executive offices, including zip code)

                            619-931-9200
             (Registrant's telephone number, including area code)


                            NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    (1)   YES X           (2) YES X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock $.001 par value          25,674,548 shares
                (Class)                (Outstanding at July 26, 1996)

EXHIBIT INDEX:     NO. 27 : FINANCIAL DATA SCHEDULE

                   ISIS PHARMACEUTICALS, INC.
                          FORM 10-Q
                            INDEX


PART I.     FINANCIAL INFORMATION

ITEM 1:     Financial Statements

            Condensed Balance Sheets as of June 30, 1996 and
            December 31, 1995

            Condensed Statements of Operations for the three months and six months ended June 30, 1996 and 1995

            Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995

            Notes to Financial Statements

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations

            Liquidity and Capital Resources

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings

ITEM 2:     Changes in Securities

ITEM 3:     Default upon Senior Securities

ITEM 4:     Submission of Matters to a Vote of Security Holders

ITEM 5:     Other Information

ITEM 6:     Exhibits and Reports on Form 8-K

SIGNATURES

                              ISIS PHARMACEUTICALS, INC.
                               CONDENSED BALANCE SHEETS
                           (in thousands, except share data)

                                ASSETS

                                                 June 30,       Dec 31
                                                   1996           1995
                                                 (Unaudited)
                                                  <F2>           <F1>
                                                 ----------     --------

Current assets:
  Cash and cash equivalents                    $  25,520       $  46,463
  Short-term investments                          43,051          30,944
  Prepaid expenses and other current assets        1,649           1,638
                                                  ------          ------
         Total current assets                     70,220          79,045

Property, plant and equipment, net                15,522          14,631
Patent cost, net                                   5,113           4,773
Deposits and other assets                            768           1,120
                                                  ------          ------
                                               $  91,623       $  99,569
                                                  ======          ======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $     664       $     997
  Accrued payroll and related expenses             1,124           1,249
  Accrued liabilities                              2,866           2,838
  Deferred contract revenues                      11,281           8,913
  Current portion of long-term debt and
  capital lease obligations                        4,972           5,008
                                                  ------          ------
          Total current liabilities               20,907          19,005

Long-term debt and capital lease obligations,
  less current portion                             4,884           4,714

Stockholders' equity:
  Common stock, $.001 par value;
  50,000,000 shares authorized,
  25,616,000 shares and 25,249,000 shares
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                     26              25
  Additional paid-in capital                     174,568         172,253
  Unrealized gain on investments                     158             118
  Accumulated deficit                           (108,920)       (96,546)
                                                 -------         -------
     Total stockholders' equity                   65,832          75,850
                                                 -------         -------
                                             $    91,623       $  99,569
                                                 =======          ======

<F1> The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
<F2> See accompanying notes

                         ISIS PHARMACEUTICALS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except for per share amounts)
                                (Unaudited)

                                                  Three months ended
                                                      June 30, <F2>
                                                   1996          1995
                                                  ------         -----

Revenue:
  Research and development revenue under
     collaborative agreements:               $   4,719        $  3,298
  Interest Income                                1,011             476
                                                -------         ------
                                                 5,730           3,774

Expenses:
  Research and development                      11,212           7,934
  General and administrative                     1,601           1,422
  Interest expense                                 238             282
                                                -------         ------
                                                13,051           9,638
                                                -------         ------
Net Loss                                      $ (7,321)       $ (5,864)
                                                =======         =======

Net Loss per share                            $   (.29)       $   (.30)
                                                =======         =======

Weighted average common shares                  25,459          19,833
                                                =======         =======

                                                   Six months ended
                                                      June 30, <F2>
                                                   1996         1995
                                                   ----         ----
Revenue:
  Research and development revenue under
     collaborative agreements:               $   10,078       $  5,868
  Interest income                                 2,061          1,001
                                                -------         -------
                                                 12,139          6,869
Expenses:
   Research and development                      21,028         15,359
   General and administrative                     2,999          2,693
   Interest expense                                 486            577
                                                --------       --------
                                                 24,513         18,629
                                                --------       --------
Net Loss                                     $  (12,374)      $(11,760)
                                                ========       ========
Net Loss per share                           $     (.49)      $   (.59)
                                                ========       ========

Weighted average common shares                   25,404         19,796

                                                ========       ========

<F2> See accompanying notes

                       ISIS PHARMACEUTICALS, INC.
                    CONDENSED STATEMENT OF CASH FLOWS
                             (in thousands)
                               (Unaudited)

                                                  Six months ended
                                                    June 30, <F2>
                                                   1996         1995
                                                  -----        -----

Cash used in operations:                     $  (9,172)       $  (9,038)

Investing activities:
   Short-term investments                      (12,107)          13,251
   Property and equipment                         (802)            (135)
   Other assets                                    (18)            (531)
                                               --------          -------
      Net cash provided from (used in)
          investing activities                 (12,927)          12,585
                                               --------          -------

Financing activities:
   Net proceeds from issuance of common stock    2,316            3,771
   Principal payments on debt and
     capital lease obligations                  (1,160)          (1,416)
                                               --------          -------
       Net cash provided from financing
           activities                            1,156            2,355
                                               --------          -------
Net increase (decrease)in cash and
 cash equivalents                              (20,943)           5,902

Cash and cash equivalents at beginning
  of the period                                 46,463           12,926
                                               --------          -------
Cash and cash equivalents at end of period   $  25,520        $  18,828
                                               ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                             $     486        $     575

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Additions to capital lease obligations
    for acquisitions of property, plant
    and equipment                            $   1,294        $     143


<F2> See accompanying notes

                      ISIS PHARMACEUTICALS, INC.

                    NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

     The unaudited interim financial statements for the three and six month periods ended June 30, 1996 and 1995 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1995. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those projected in this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. These and other risks are described in additional detail in Isis'
Annual Report on Form 10-K for the year ended December 31, 1995 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

     Since its inception in January 1989, the Company has devoted substantially all of its resources to its research, drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. The Company has entered into collaborative research and development agreements with pharmaceutical companies that generate revenue to augment the level of research and development activity and to offset portions of its research and development costs. To date, the Company has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

     The Company had contract revenue of $4.7 million for the second quarter and $10.1 million for the six-month period ended
June 30, 1996, compared with $3.3 million and $ 5.9 million, respectively, for the same periods in 1995. The revenue increase was primarily due to revenue received under an expanded collaborative agreement with Ciba-Geigy Limited for the development of two drug candidates identified through the collaborative research program between Ciba and Isis. Additional revenue from a collaborative agreement with Boehringer Ingelheim International GmbH also contributed to the increase. The Company also had interest income totaling $1.0 million for the quarter and $2.1 million for the six month period, compared with $0.5 million and $1.0 million for the same periods in 1995. The increase in interest income was primarily due to higher investment balances in the first half of 1996.

     Research and development expenses increased to $11.2 million for the three months and $21.0 million for the six months ended
June 30, 1996 from $7.9 million and $15.4 million during the same periods in 1995. These increases are primarily attributable to an increase in clinical development activities. The Company expects that its research and development expenses will continue to increase as its current preclinical and clinical activities continue and additional preclinical and clinical studies are undertaken.

     General and administrative expenses increased to $1.6 million for the quarter and $3.0 million for the six months ended June 30, 1996 from $1.4 million and $2.7 million for the same periods in 1995.

The Company expects that its general and administrative expenses will increase in the future in support of its expanding operations.

    During the quarter ended June 30, 1996, the Company recorded a net loss of $7.3 million, or $0.29 per share, compared with $5.9 million, or $0.30 per share, for the same period in 1995. During the six-month period ended June 30, 1996, the Company's net loss amounted to $12.4 million, or $0.49 per share, compared to $11.8 million, or $0.59 per share for the same period in 1995. The changes in net loss per share from 1995 to 1996 include the effect of increases in the weighted average number of shares outstanding due to the issuance of stock in the second half of 1995 in conjunction with an equity offering and corporate collaborations. The Company expects its operating losses will increase for the remainder of the fiscal year and beyond as its activities grow, and may fluctuate from quarter to quarter as a result of differences in timing and composition of revenue earned and expenses incurred.

     The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through the sale of equity securities, raising to date a net aggregate of $169 million, as of June 30, 1996, from the private and public sale of such securities. The company has also financed a portion of its operations through contract research revenue, portions of which were paid in advance of work being performed, offsetting the Company's cash usage for operations.

     As of June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $68.6 million and working capital of $49.3 million, compared with $77.4 million and $60.0 million, respectively, as of December 31, 1995. The decreases in cash and working capital resulted from funding operating losses and making principal repayments on debt and capital lease obligations.

     The Company had long-term debt and capital lease obligations at June 30, 1996 totaling $9.9 million, versus $9.7 million at December 31, 1995. This increase, which was partially offset by principal repayments on existing obligations, was due to additional capital lease financing. The Company expects that its capital lease obligations will increase over time to fund capital equipment acquisitions required for its expanding business. Lease lines will continue to be used by the Company to the extent that the terms thereof remain commercially attractive.

     The Company expects to incur substantial additional research and development costs related primarily to preclinical testing, clinical trials, and manufacturing process development and expects losses to continue to increase as the Company's preclinical testing and clinical trial efforts expand. It is the Company's intention to seek additional collaborative research and development relationships with suitable potential corporate partners. There can be no assurance that any agreements resulting from these discussions will successfully reduce the Company's funding requirements, and arrangements with collaborative partners or others may require the Company to relinquish rights to certain of its technologies, product candidates or products. Additional equity or debt financings may be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result.

     The Company believes that its existing available cash, cash equivalents and short-term investments, combined with anticipated interest income and contract revenue, will be sufficient to meet its anticipated requirements for at least two years. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs and progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in the existing collaborative research and development relationships; the ability of the Company to establish additional research and development arrangements; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, drug discovery or development programs.

     Uncertainties associated with the length and expense of preclinical and clinical testing of any of the Company's products could greatly increase the cost of development of such product and affect the timing of anticipated revenue from product sales, and failure by the Company to obtain regulatory approval for any product will preclude its commercialization. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive.

                    PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company is not party to any legal proceedings.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Company held its Annual Meeting of Stockholders
                on May 31, 1996.

            (b) Daniel L. Kisner, M.D., Larry Soll, Ph.D. and
                Joseph H. Wender were elected to serve as directors for a three-year term and until their successors are duly elected and qualified.

                                     Votes in Favor       Votes Withheld
                                     --------------       --------------
               Daniel L. Kisner, M.D.    21,359,093           741,096
               Larry Soll, Ph.D.         21,358,593           741,596
               Joseph H. Wender          21,358,893           741,296


             Other directors whose terms of office continued after the Annual Meeting were as follows:
             Stanley T. Crooke, M.D., Ph.D., Mark B. Skaletsky,
             Alan C. Mendelson, William R. Miller,
             Christopher F.O. Gabrieli and Cristoph Hohbach.

             (c) The following items were approved at the
                Annual Meeting:
                     (1) An increase in the number of shares
                      authorized for issuance under the
                      Company's 1989 Stock Option Plan
                      from 6,000,000 to 8,200,0000.

                      Votes in favor:            13,451,477
                      Votes withheld:             2,709,615
                      Abstentions:                  543,304
                      Unvoted:                    5,395,793

                     (2) An increase in the number of shares
                      authorized for issuance under the
                      Company's 1992 Non-Employee Directors'
                      Stock Option Plan from 200,000 to 300,000 and the amendment of the amounts and vesting schedule of non-discretionary option grants.

                      Votes in favor:            14,991,104
                      Votes withheld:             1,383,147
                      Abstentions:                  561,166
                      Unvoted:                    5,164,772

                      (3) The selection of Ernst & Young LLP as
                       independent auditors of the Company for its fiscal year ending December 31, 1996.

                       Votes in favor:           21,999,576
                       Votes withheld:               43,117
                       Abstentions:                  57,496



ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits
            --------

            Exhibit no. 27 : FINANCIAL DATA SCHEDULE

     b.     Reports on Form 8-K
            -------------------

            The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                    ISIS PHARMACEUTICALS, INC.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ISIS PHARMACEUTICALS, INC.
                               --------------------------
                                     (Registrant)


Date: July 29, 1996           By:       /S/ STANLEY T. CROOKE
                                 ------------------------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  July 29, 1996          By:       /S/ B. LYNNE PARSHALL
                                  -----------------------------------
                                    B. Lynne Parshall
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                      EXHIBIT INDEX

Exhibit  No.          Description
- -----------           -----------

27                 Financial Data Schedule