Form 10-Q
period 1996-09-30
ISIS PHARMACEUTICALS INC
filed 1996-11-13
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               ------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------     ------------

Commission file number    0-19125
                      -------------

                           ISIS PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       33-0336973
---------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
           or organization)


                     2292 Faraday Avenue, Carlsbad, CA 92008
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (619) 931-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)        Yes  /X/   No  / /           (2)    Yes  /X/         No / /


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock $.001 par value                           25,703,602 shares
-------------------------------                  ---------------------------------
          (Class)                                (Outstanding at October 24, 1996)



    EXHIBIT INDEX:    Located at page number 11.

    --------------

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                                            PAGE


PART I       FINANCIAL INFORMATION

ITEM 1:      Financial Statements

             Condensed Balance Sheets as of  September 30, 1996 and December 31, 1995                        3

             Condensed Statements of Operations for the three months
             and nine months ended September 30, 1996 and 1995                                               4

             Condensed Statements of Cash Flows for the nine months
             ended September 30, 1996 and 1995                                                               5

             Notes to Financial Statements                                                                   6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

             Results of Operations                                                                           7

             Liquidity and Capital Resources                                                                 8

PART II      OTHER INFORMATION

ITEM 1:      Legal Proceedings                                                                               9

ITEM 2:      Changes in Securities                                                                           9

ITEM 3:      Default upon Senior Securities                                                                  9

ITEM 4:      Submission of Matters to a Vote of Security Holders                                             9

ITEM 5:      Other Information                                                                               9

ITEM 6:      Exhibits and Reports on Form 8-K                                                                9

SIGNATURES                                                                                                   10

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)



                                     ASSETS


                                                                                   September 30,  December 31,
                                                                                       1996           1995
                                                                                   -------------  ------------
                                                                                    (Unaudited)      (Note)

Current assets:

Cash and cash equivalents                                                          $  25,784      $  46,463
Short-term investments                                                                35,749         30,944
Prepaid expenses and other current assets                                              1,170          1,638
                                                                                   ---------      ---------
         Total current assets                                                         62,703         79,045


Property, plant and equipment, net                                                    15,698         14,631
Patent costs, net                                                                      5,664          4,773
Deposits and other assets                                                                796          1,120
                                                                                   ---------      ---------
                                                                                   $  84,861      $  99,569
                                                                                   =========      =========



                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

Accounts payable                                                                   $     940      $     997
Accrued payroll and related expenses                                                   1,380          1,249
Accrued liabilities                                                                    3,648          2,838
Deferred contract  revenues                                                            8,877          8,913
Current portion of long term debt and capital lease obligations                        5,061          5,008
                                                                                   ---------      ---------
         Total current liabilities                                                    19,906         19,005


Long-term debt and capital lease obligations, less current portion                     4,951          4,714



Stockholders' equity:

   Common stock, $.001 par value; 50,000,000 shares authorized,
     25,687,000 shares and 25,249,000 shares issued
     and outstanding at September 30, 1996 and December 31,
     1995, respectively                                                                   26             25
   Additional paid-in capital                                                        174,780        172,253
   Unrealized gain on investments                                                        102            118
   Accumulated deficit                                                              (114,904)       (96,546)
                                                                                   ---------      ---------
         Total stockholders' equity                                                   60,004         75,850
                                                                                   ---------      ---------
                                                                                   $  84,861      $  99,569
                                                                                   =========      =========




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)





                                          Three months ended         Nine  months ended
                                              September 30,             September 30,
                                          1996         1995          1996          1995
                                        --------     --------      --------      --------
Revenues:

Research and development
    revenue under collaborative
    agreements                          $  5,142     $  3,710      $  15,220     $  9,578
Interest income                              944          778          3,005        1,780
                                        --------     --------      ---------     --------
                                           6,086        4,488         18,225       11,358

Expenses:

Research and development                  10,219        9,841         31,247       25,200
General and administrative                 1,572        1,270          4,571        3,964
Interest expense                             280          266            766          843
                                        --------     --------      ---------     --------
                                          12,071       11,377         36,584       30,007
                                        --------     --------      ---------     --------
Net loss                                $ (5,985)    $ (6,889)     $ (18,359)    $(18,649)
                                        ========     ========      =========     ========

Net loss per share                      $   (.23)    $   (.32)     $    (.72)    $   (.91)
                                        ========     ========      =========     ========

Weighted average common
    shares                                25,671       21,728         25,494       20,447
                                        ========     ========      =========     ========












                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                Nine months ended
                                                                                  September 30,
                                                                                 1996          1995
                                                                              ---------     --------

Cash used in operations:                                                      $(15,110)     $ (8,152)

Investing activities:
     Short-term investments                                                     (4,805)       (2,740)
     Property and equipment                                                       (853)         (352)
     Other assets                                                                 (691)         (326)
                                                                              --------      --------
         Net cash used in investing activities                                  (6,349)       (3,418)
                                                                              --------      --------
Financing activities:
     Net proceeds from issuance of common stock                                  2,528        25,456
     Principal payments on debt and capital lease obligations                   (1,748)       (1,981)
                                                                              --------      --------
         Net cash provided from  financing activities                              780        23,475
                                                                              --------      --------
Net increase (decrease) in cash and cash equivalents                           (20,679)       11,905

Cash and cash equivalents at beginning of period                                46,463        12,926
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 25,784      $ 24,831
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                            $    760      $    803

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
     Additions to capital lease obligations for acquisitions of property,
     plant and equipment                                                      $  2,038      $    143








                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The unaudited interim financial statements for the three and nine month periods ended September 30, 1996 and 1995 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1995. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       SUBSEQUENT EVENT

                  In October 1996, the Company borrowed $8.3 million under a line of credit made available under the terms of its collaborative agreement with Boehringer Ingelheim. The funds will be used to support Isis' share of the collaboration expenses. Borrowings under the line of credit bear interest at the seven year U.S. interbanking rate plus 2.0%. Interest payments are due twice per year with principal repayment due in seven years. The principal may be repaid in cash or stock, at the Company's option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those projected in this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. These and other risks are described in additional detail in Isis' Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission, and available from the Company.

         Since its inception in January 1989, the Company has devoted substantially all of its resources to its research, drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. The Company has entered into collaborative research and development agreements with pharmaceutical companies that generate cash and revenue to augment the level of research and development activity and to offset portions of its research and development costs. To date, the Company has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

         The Company had contract revenue of $5.1 million for the third quarter and $15.2 million for the nine-month period ended September 30, 1996, compared with $3.7 million and $9.6 million, respectively, for the same periods in 1995. The revenue increase was primarily due to revenue received under an expanded collaborative agreement with Ciba-Geigy Limited for the development of two drug candidates identified through the collaborative research program between Ciba and Isis. Additional revenue from a collaborative agreement with Boehringer Ingelheim International GmbH also contributed to the increase. The Company also had interest income totaling $0.9 million for the quarter and $3.0 million for the nine month period, compared with $0.8 million and $1.8 million for the same periods in 1995. The increase in interest income was primarily due to higher investment balances in 1996.

         Research and development expenses increased to $10.2 million for the three months and $31.2 million for the nine months ended September 30, 1996 from $9.8 million and $25.2 million during the same periods in 1995. These increases are primarily attributable to an increase in clinical development activities. The Company expects that its research and development expenses will continue to increase as its current preclinical and clinical activities continue and additional preclinical and clinical studies are undertaken.

         General and administrative expenses increased to $1.6 million for the quarter and $4.6 million for the nine months ended September 30, 1996 from $1.3 million and $4.0 million for the same periods in 1995. The Company expects that its general and administrative expenses will increase in the future in support of its expanding operations.

         During the quarter ended September 30, 1996, the Company recorded a net loss of $6.0 million, or $0.23 per share, compared with $6.9 million, or $0.32 per share, for the same period in 1995. During the nine-month period ended September 30, 1996, the Company's net loss amounted to $18.4 million, or $0.72 per share, compared to $18.6 million, or $0.91 per share for the same period in 1995. The changes in net loss per share from 1995 to 1996 include the effect of increases in the weighted average number of shares outstanding due to the issuance of stock in the second half of 1995 in conjunction with an equity offering and corporate collaborations. The Company expects its operating losses will increase for the remainder of the fiscal year and beyond as its activities grow, and may fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expenses incurred.

         The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the sale of equity securities, raising to date a net aggregate of $169 million, as of September 30, 1996, from the private and public sale of such securities. The Company has also financed a portion of its operations through contract research revenue, portions of which were paid in advance of work being performed, offsetting the Company's cash usage for operations.

         As of September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $61.5 million and working capital of $42.8 million, compared with $77.4 million and $60.0 million, respectively, as of December 31, 1995. The decreases in cash and working capital resulted from funding operating losses and making principal repayments on debt and capital lease obligations.

         The Company had long-term debt and capital lease obligations at September 30, 1996 totaling $10.0 million, versus $9.7 million at December 31, 1995. This increase, which was partially offset by principal repayments on existing obligations, was due to additional capital lease financing. The Company expects that its capital lease obligations will increase over time to fund capital equipment acquisitions required for its expanding business. Lease lines will continue to be used by the Company to the extent that the terms thereof remain commercially attractive. Subsequent to the end of the quarter, the Company borrowed $8.3 million under a line of credit from Boehringer Ingelheim (see Note 2 to the financial statements). The funds will be used to support Isis' share of the collaboration expenses.

         The Company expects to incur substantial additional research and development costs, related primarily to preclinical testing, clinical trials and manufacturing process development and expects losses to continue to increase as the Company's preclinical testing and clinical trial efforts expand. It is the Company's intention to seek additional collaborative research and development relationships with suitable potential corporate partners. There can be no assurance that any agreements resulting from these discussions will successfully reduce the Company's funding requirements, and arrangements with collaborative partners or others may require the Company to relinquish rights to certain of its technologies, product candidates or products. Additional equity or debt financings may be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result.

         The Company believes that its existing available cash, cash equivalents and short-term investments, combined with anticipated interest income, contract revenue and funds available under the line of credit from Boehringer Ingelheim, will be sufficient to meet its anticipated requirements for approximately two years. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs and progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in the existing collaborative research and development relationships; the ability of the Company to establish additional research and development arrangements; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, drug discovery or development programs.

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

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  The following are exhibits to this Form 10-Q:

                  10.2     Registrant's 1989 Stock Option Plan, as amended.
                  10.3 Revised form of Incentive Stock Option Agreement under the Plan.
                  10.4 Revised form of Supplemental Stock Option Agreement under the Plan.
                  10.7 Registrant's 1992 Non-Employee Directors' Stock Option Plan, as amended.
                  27.1     Financial Data Schedule

         b.       Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ISIS PHARMACEUTICALS, INC.
                           --------------------------
                                  (Registrant)





Date: November 11, 1996         By: /S/ STANLEY T. CROOKE
      ---------------------         ---------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (Principal Executive Officer)



Date:November 11, 1996         By:  /S/ B. LYNNE PARSHALL
     ----------------------         ---------------------
                                    B. Lynne Parshall
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                INDEX TO EXHIBITS


Exhibit
Number       Description                                                             Page
------       -----------                                                             ----

 10.2        Registrant's 1989 Stock Option Plan, as amended.                         12

 10.3        Revised form of Incentive Stock Option Agreement under the Plan.         23

 10.4        Revised form of Supplemental Stock Option Agreement under
             the Plan.                                                                28

 10.7        Registrant's 1992 Non-Employee Directors' Stock Option Plan,
             as amended.                                                              33

  27.1       Financial Data Schedule                                                  44