Form 10-Q
period 1997-03-31
ISIS PHARMACEUTICALS INC
filed 1997-05-09
CIK 874015

------------------------------------------------------------------------
------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                          ------------------
                               FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

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

                               760-931-9200
             (Registrant's telephone number, including area code)

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

        Common stock $.001 par value          26,353,117 shares
                (Class)                (Outstanding at April 30, 1997)

EXHIBIT INDEX:     NO. 27 : FINANCIAL DATA SCHEDULE
                                       1

                   ISIS PHARMACEUTICALS, INC.
                          FORM 10-Q
                            INDEX

                                                                      PAGE


PART I.     FINANCIAL INFORMATION
ITEM 1:     Financial Statements

            Condensed Balance Sheets as of March 31, 1997 and
            December 31, 1996                                           3

            Condensed Statements of Operations for three months
            ended March 31, 1997 and 1996                               4

            Condensed Statements of Cash Flows for the the three
            months ended March 31, 1997 and 1996                        5

            Notes to Financial Statements                               6

ITEM 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Results of Operations                                       7

            Liquidity and Capital Resources                             8 - 9

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings                                           10

ITEM 2:     Changes in Securities                                       10

ITEM 3:     Default upon Senior Securities                              10

ITEM 4:     Submission of Matters to a Vote of Security Holders         10

ITEM 5:     Other Information                                           10

ITEM 6:     Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                              11

                              ISIS PHARMACEUTICALS, INC.
                               CONDENSED BALANCE SHEETS
                           (in thousands, except share data)

                                ASSETS

                                                 March 31,      December 31,
                                                   1997            1996
                                                 (Unaudited)       (Note)
                                                 ----------     ------------
Current assets:
  Cash and cash equivalents                    $  26,249       $  37,082
  Short-term investments                          45,146          40,542
  Prepaid expenses and other current assets        1,791           1,732
                                                  ------          ------
         Total current assets                     73,186          79,356

Property, plant and equipment, net                17,791          15,334
Patent cost, net                                   6,393           6,157
Deposits and other assets                            468             458
                                                  ------          ------
                                               $  97,838       $ 101,305
                                                  ======         =======
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $   2,434       $  2,362
  Accrued payroll and related expenses               892          1,489
  Accrued liabilities                              3,908          2,763
  Deferred contract revenues                      13,837         10,204
  Current portion of long-term debt and
  capital lease obligations                        5,963          6,238
                                                  ------         ------
          Total current liabilities               27,034         23,056

Long-term debt and capital lease obligations,
  less current portion                            19,817         19,864

Stockholders' equity:
  Common stock, $.001 par value;
  50,000,000 shares authorized,
  26,336,000 shares and 26,201,000 shares
  issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively                     26             26
  Additional paid-in capital                     182,384        181,248
  Unrealized gain on investments                     198            178
  Accumulated deficit                           (131,621)      (123,067)
                                                ---------      ---------
     Total stockholders' equity                   50,987         58,385
                                                ---------      ---------
                                               $  97,838      $ 101,305
                                                 =======        ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
                               See accompanying notes.
                                        3

                         ISIS PHARMACEUTICALS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except for per share amounts)
                                (Unaudited)


                                                  Three months ended
                                                      March 31, <F2>
                                                   1997         1996
                                                  ------       -------

Revenue:
  Research and development revenue under
     collaborative agreements:               $   4,626         $  5,359
  Interest Income                                  947            1,050
                                                ------           ------
                                                 5,573            6,409

Expenses:
  Research and development                      11,786            9,816
  General and administrative                     1,707            1,398
  Interest expense                                 634              248
                                                ------           ------
                                                14,127           11,462
                                                ------           ------
Net Loss                                      $ (8,554)        $ (5,053)
                                                =======          =======

Net Loss per share                            $   (.33)        $   (.20)
                                                =======          =======

Weighted average common shares                  26,278           25,348
                                                =======         ========


<F2> See accompanying notes

                                       4

                       ISIS PHARMACEUTICALS, INC.
                    CONDENSED STATEMENT OF CASH FLOWS
                             (in thousands)
                               (Unaudited)

                                                  Three months ended
                                                    March 31, <F2>
                                                   1997        1996
                                                  -----        -----

Cash used in operations:                      $ (3,711)       $ (1,375)

Investing activities:
   Short-term investments                       (4,604)        (21,994)
   Property and equipment                       (2,678)           (441)
   Other assets                                   (268)           (242)
                                               --------        --------
      Net cash used in
          investing activities                  (7,550)        (22,677)
                                               --------        --------

Financing activities:
   Net proceeds from issuance of common stock    1,136             746
   Principal payments on debt and
     capital lease obligations                    (708)           (573)
                                               --------        --------
       Net cash provided from financing
           activities                              428             173
                                               --------        --------
Net decrease in cash and cash equivalents      (10,833)        (23,879)

Cash and cash equivalents at beginning
  of the period                                 37,082          46,463
                                               --------         -------
Cash and cash equivalents at end of period   $  26,249        $ 22,584
                                               ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                             $     240        $    249

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Additions to capital lease obligations
    for acquisitions of property, plant
    and equipment                            $     386        $  1,238


<F2> See accompanying notes

                                       5

                      ISIS PHARMACEUTICALS, INC.

                    NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

     The unaudited interim financial statements for the three months ended March 31, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1996.
The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results of the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 icluded in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Accounting standard on earnings per share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

3. Subsequent event

    In April 1997, the Company entered into an agreement with a bank to borrow $9.7 million. The proceeds of this loan were used to refinance the Company's existing real estate loans, which had an aggregate balance of $6.6 million as of March 31, 1997, and provide funding for tenant improvements in a new
46,000 square foot building the Company began to occupy in the first quarter of 1997. The new loan bears interest at the prime rate plus 0.5 percent, will mature in March 2002 and requires payments of $62,433 per month plus interest. The loan is secured by the real estate financed under this arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products and their projected prospects and qualities as well as the Company's relationship with its corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those projected in this Form 10-Q. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1996 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

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

RESULTS OF OPERATIONS

     The Company had contract revenue of $4.6 million for the first quarter ended March 31, 1997, compared with $5.4 million for the same period in 1996. The revenue decrease was primarily due to the fact that in the quarter ended March 31, 1996, concurrent with the execution of an expanded collaborative agreement with Novartis Limited, the Company recognized contract revenue totaling approximately $1.9 million for work performed in 1995 under the terms of the expanded agreement. This decrease was partially offset by an increase in revenue from a collaborative agreement with Boehringer Ingelheim GmbH. The Company also had an interest income totaling $0.9 million for the quarter compared with $1.1 million for the same period in 1996. This decrease in interest income was primarily due to lower investment balances in the quarter ended March 31, 1997.

     Research and development expenses increased 20 percent to $11.8 million for the three months ended March 31, 1997 from $9.8 million for the same period in 1996. This increase was attributable to an increase in preclinical and clinical development activities including the progression of compounds into more advanced and more expensive stages of clinical development.
The Company expects that its development expenses will continue to increase as its current preclinical and clinical activities advance and additional preclinial and clinical studies are undertaken.

     General and administrative expenses increased to $1.7 million for the quarter ended March 31, 1997, from $1.4 million for the same period in 1996. The Company expects that its general and administrative expenses will increase in the future in support of its expanding operations.

    During the quarter ended March 31, 1997, the Company recorded a net loss of $8.6 million, or $.33 per share, compared with $5.1 million, or $.20 per share, for the same period in 1996. The Company expects that its operating losses will increase for the remainder of the fiscal year and beyond as its activities grow, and may fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expenses incurred.

     The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through the sale of equity securities, raising net proceeds aggregating approximately $180 million, as of March 31, 1997, from the private and public sale of such securities. The Company has also financed a portion of its operations through contract research revenue, portions of which are paid in advance of work being performed, offsetting the Company's cash usage for operations.

     As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $71.4 million and working capital of $46.2 million. In comparison, the Company had cash, cash equivalents and short-term investments of $77.6 million and working capital of $56.3 million as of December 31, 1996. The decreases in cash and working capital during the quarter resulted from the funding of operating losses, investments in capital equipment and principal payments on debt and capital lease obligations.

     The Company had long-term debt and capital lease obligations at March 31, 1997 totaling $25.8 million, versus $26.1 million at December 31, 1996. The decrease was due to principal repayments on existing obligations, partially offset by additional capital lease financing. The Company expects that its capital lease obligations will increase over time to fund capital equipment acquisitions required for its expanding business. Lease lines will continue to be used by the Company to the extent that the terms thereof remain commercially attractive.

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

     The Company anticipates that its existing available cash, cash equivalents and short-term investments, combined with anticipated interest income and contract revenues, will be adequate to satisfy its anticipated capital requirements for approximately two years. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs; the magnitude of these programs and progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in the existing collaborative research and development relationships and the ability of the Company to establish additional research and development arrangements; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, drug discovery or development programs.

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

     a.     Exhibits
            --------
            None.


     b.     Reports on Form 8-K
            -------------------

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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



                               ISIS PHARMACEUTICALS, INC.
                               --------------------------
                                     (Registrant)


Date: May 7, 1997            By:       /S/ STANLEY T. CROOKE
                                 ------------------------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 7, 1997            By:       /S/ B. LYNNE PARSHALL
                                  -----------------------------------
                                    B. Lynne Parshall
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                      EXHIBIT INDEX

Exhibit  No.          Description
-----------           -----------

27                 Financial Data Schedule