Form 10-Q
period 1997-06-30
ISIS PHARMACEUTICALS INC
filed 1997-08-12
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-19125

                           ISIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                 33-0336973
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                     2292 Faraday Avenue, Carlsbad, CA 92008
          (Address of principal executive offices, including zip code)


                                 (760) 931-9200
              (Registrant's telephone number, including area code)




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

     (1)  Yes X  No __          (2)  Yes X  No __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $.001 par value                 26,487,113 shares
               (Class)                      (Outstanding at July 30, 1997)


                    EXHIBIT INDEX: Located at page number 12.

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                           PAGE
                                                                                           ----
PART I      FINANCIAL INFORMATION

ITEM 1:     Financial Statements

            Condensed Balance Sheets as of June 30, 1997 and December 31, 1996              3

            Condensed Statements of Operations for the three months
            and six months ended June 30, 1997 and 1996                                     4

            Condensed Statements of Cash Flows for the six  months
            ended June 30, 1997 and 1996                                                    5

            Notes to Financial Statements                                                   6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations                                                           7

            Liquidity and Capital Resources                                                 8

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings                                                               9

ITEM 2:     Changes in Securities                                                           9

ITEM 3:     Default upon Senior Securities                                                  9

ITEM 4:     Submission of Matters to a Vote of Security Holders                             9

ITEM 5:     Other Information                                                               9

ITEM 6:     Exhibits and Reports on Form 8-K                                               9-10

SIGNATURES                                                                                  11

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)



                                     ASSETS
                                                                                     June 30,        December 31,
                                                                                       1997              1996
                                                                                   ------------      ------------
                                                                                    (Unaudited)         (Note)
Current assets:
     Cash and cash equivalents                                                     $     35,851      $     37,082
     Short-term investments                                                              34,745            40,542
     Prepaid expenses and other current assets                                            1,975             1,732
                                                                                   ------------      ------------
                       Total current assets                                              72,571            79,356

Property, plant and equipment, net                                                       18,485            15,334
Patent costs, net                                                                         6,974             6,157
Deposits and other assets                                                                 1,027               458
                                                                                   ------------      ------------
                                                                                   $     99,057      $    101,305
                                                                                   ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                              $      1,381      $      2,362
     Accrued payroll and related expenses                                                 1,251             1,489
     Accrued liabilities                                                                  3,588             2,763
     Deferred contract  revenues                                                         15,658            10,204
     Current portion of long term debt and capital lease obligations                      1,605             6,238
                                                                                   ------------      ------------
                       Total current liabilities                                         23,483            23,056

Long-term debt and capital lease obligations, less current portion                       33,526            19,864

Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares authorized, 26,446,000 shares and 26,201,000 shares issued and outstanding at June 30, 1997 and December 31, 1996,
          respectively                                                                       26                26
     Additional paid-in capital                                                         182,907           181,248
     Unrealized gain on investments                                                         162               178
     Accumulated deficit                                                               (141,047)         (123,067)
                                                                                   ------------      ------------
                       Total stockholders' equity                                        42,048            58,385
                                                                                   ------------      ------------
                                                                                   $     99,057      $    101,305
                                                                                   ============      ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)


                                          Three months ended           Six  months ended
                                               June 30,                    June 30,
                                        ----------------------      ----------------------
                                          1997          1996          1997          1996
                                        --------      --------      --------      --------
Revenues:
     Research and development
        revenue under collaborative
        agreements                      $  5,793      $  4,719      $ 10,419      $ 10,078
     Interest income                         766         1,011         1,713         2,061
                                        --------      --------      --------      --------
                                           6,559         5,730        12,132        12,139

Expenses:
     Research and development             13,374        11,212        25,160        21,028
     General and administrative            2,054         1,601         3,761         2,999
     Interest expense                        557           238         1,191           486
                                        --------      --------      --------      --------
                                          15,985        13,051        30,112        24,513
                                        --------      --------      --------      --------
Net loss                                $ (9,426)     $ (7,321)     $(17,980)     $(12,374)
                                        ========      ========      ========      ========

Net loss per share                      $   (.36)     $   (.29)     $   (.68)     $   (.49)
                                        ========      ========      ========      ========

Weighted average common shares            26,381        25,459        26,330        25,404
                                        ========      ========      ========      ========

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                        Six months ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                       1997          1996
                                                                                     --------      --------
Cash used in operations:                                                             $(11,698)     $ (9,172)

Investing activities:
         Short-term investments                                                         5,797       (12,107)
         Property and equipment                                                        (3,856)         (802)
         Other assets                                                                  (1,492)          (18)
                                                                                     --------      --------
                           Net cash provided from (used in) investing activities          449       (12,927)
                                                                                     --------      --------

Financing activities:
         Net proceeds from issuance of common stock                                     1,659         2,316
         Proceeds from long-term borrowings                                            11,378          --
         Principal payments on debt and capital lease obligations                      (3,019)       (1,160)
                                                                                     --------      --------
                           Net cash provided from  financing activities                10,018         1,156
                                                                                     --------      --------
Net decrease in cash and cash equivalents                                              (1,231)      (20,943)

Cash and cash equivalents at beginning of period                                       37,082        46,463
                                                                                     --------      --------
Cash and cash equivalents at end of period                                           $ 35,851      $ 25,520
                                                                                     ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Interest paid                                                               $  1,080      $    486

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
         Additions to capital lease obligations for acquisitions of property,
         plant and equipment                                                         $    670      $  1,294

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       The unaudited interim financial statements for the three and six month periods ended June 30, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1996. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.     SUBSEQUENT EVENT

       In July 1997, the Company entered into an agreement with CIBA Vision Corporation (a Novartis company) granting CIBA Vision exclusive worldwide distribution rights for fomivirsen (ISIS 2922). Under the terms of the agreement, the Company will receive $20 million in a pre-commercial fee and milestones through the time of regulatory approval in the U.S. and Europe. In the third quarter of 1997, $5 million of the pre-commercial fees and milestones will be received and recognized as revenue under collaborative agreements. The Company will manufacture and sell fomivirsen to CIBA Vision at a price that will allow the Company and CIBA Vision to share the commercial value of the product. CIBA Vision will market and sell fomivirsen worldwide and will be responsible for regulatory approvals outside of the U.S. and Europe. Once regulatory approvals are obtained, CIBA Vision will hold the registrations. Additionally, CIBA Vision receives the option to acquire the exclusive license to market and distribute a second generation antisense compound to treat CMV retinitis (ISIS 13312) which is currently in preclinical development by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products and their projected prospects and qualities, and the Company's relationships with its corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in both the process of discovering, developing and commercializing safe and effective drugs, and the endeavor of building a business around such potential products. Actual results could differ materially from those projected in this Form 10-Q. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1996 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

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

RESULTS OF OPERATIONS

       The Company had contract revenue of $5.8 million for the second quarter and $10.4 million for the six month period ended June 30, 1997, compared with $4.7 million and $10.1 million, respectively, for the same periods in 1996. The revenue increase was primarily due to the growing scope of activities related to collaborative agreements with Novartis Pharma AG (formally Ciba-Geigy Limited) and Boehringer Ingelheim International GmbH. The Company also had interest income totaling $0.8 million for the quarter and $1.7 million for the six month period compared with $1.0 million and $2.1 million for the same periods in 1996. This decrease in interest income was primarily due to lower investment balances in the quarter ended June 30, 1997.

       Research and development expenses increased to $13.4 million for the three months and $25.2 million for the six months ended June 30, 1997 from $11.2 million and $21.0 million for the same periods in 1996. This increase was attributable to an increase in preclinical and clinical development activities including compounds advancing into more expensive stages of clinical development. The Company expects that its development expenses will continue to increase as its current preclinical and clinical compounds advance and preclinical and clinical studies on additional compounds are undertaken.

       General and administrative expenses increased to $2.1 million for the quarter and $3.8 million for the six months ended June 30, 1997, from $1.6 million and $3.0 million for the same periods in 1996. The Company expects that its general and administrative expenses will increase in the future in support of its expanding operations.

       During the quarter ended June 30, 1997, the Company recorded a net loss of $9.4 million, or $0.36 per share, compared with $7.3 million, or $0.29 per share, for the same period in 1996. During the six-month period ended June 30, 1997, the Company's net loss amounted to $18.0 million, or $0.68 per share, compared to $12.4 million, or $0.49 per share for the same period in 1996. The Company expects that its operating losses will increase for the remainder of the fiscal year and beyond as its activities grow, and may fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expenses incurred.

       The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has financed its operations primarily through the sale of equity securities, raising net proceeds aggregating approximately $180 million, as of June 30, 1997, from the private and public sale of such securities. The Company has also financed a portion of its operations through contract research and development revenue, portions of which were paid in advance of work being performed, offsetting the Company's cash usage for operations.

       As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $70.6 million and working capital of $49.1 million. In comparison, the Company had cash, cash equivalents and short-term investments of $77.6 million and working capital of $56.3 million as of December 31, 1996. The decreases in cash and working capital resulted from the funding of operating losses, investments in capital equipment and principal payments on debt and capital lease obligations, offset in part, by an additional $6.4 million advance under a line of credit made available to the Company by Boehringer Ingelheim.

       The Company had long-term debt and capital lease obligations at June 30, 1997 totaling $35.1 million, versus $26.1 million at December 31, 1996. This increase, which was partially offset by principal repayments on existing obligations, was due to additional capital lease financing and a $6.4 million borrowing under a line of credit with Boehringer Ingelheim. In addition, two new term loans totaling $9.7 million were obtained from a bank to refinance $6.5 million in existing notes secured by real property, and to fund facilities expansion. The Company expects that its capital lease obligations will increase over time to fund capital equipment acquisitions required for its expanding business. Lease lines will continue to be used by the Company to the extent that terms thereof remain commercially attractive.

       The Company expects to incur substantial additional research and development costs, including costs related to clinical trials, manufacturing, marketing and distribution and other capital expansion, and expects losses to continue to increase as the Company's preclinical testing and clinical trial efforts expand. It is the Company's intention to seek additional collaborative research and development relationships with suitable potential corporate partners. There can be no assurance that any agreements resulting from these discussions will successfully reduce the Company's funding requirements, and arrangements with collaborative partners or others may require the Company to relinquish rights to certain of its technologies, product candidates or products. Additional equity or debt financings will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Company held its Annual Meeting of Stockholders on June 6, 1997.

            (b) Christopher F. O. Gabrieli, Alan C. Mendelson, J.D. and William R. Miller were elected to serve as directors for a three-year term and until their successors are duly elected and qualified.

                                               Votes in Favor        Votes Withheld
                                               --------------        --------------
            Christopher F.O. Gabrieli            24,625,756              71,699
            Alan C. Mendelson                    24,624,244              73,211
            William R. Miller                    24,627,598              69,857

            Other directors whose terms of office continued after the Annual Meeting were as follows: Stanley T. Crooke, M.D., Ph.D., Daniel L. Kisner, M.D., Mark B. Skaletsky, Larry Soll, Ph.D., Joseph H. Wender and Burkhard Blank, M.D.

            (c) The following item was approved at the Annual Meeting:

                 The selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

                 Votes in favor:                     24,632,561
                 Votes withheld:                         37,868
                 Abstentions:                            27,026

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

            The following documents are exhibits to this 10-Q:

            10.1 Revised form of Supplemental Stock Option Agreement under Registrant's 1992 Non-Employee Directors' Stock Option Plan.
            10.2 Agreement between the Registrant and CIBA Vision Corporation dated July 10, 1997 (with certain confidential information deleted).

            10.3 Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $6,000,000; together with the related Deed of Trust and Assignment of Rents dated March 24, 1997.
            10.4 Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $3,706,620; together with the related Deed of Trust and Assignment of Rents dated March 24, 1997.

     b.     Reports on Form 8-K

            The Company filed no reports on Form 8-K the quarter ended June 30, 1997.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISIS PHARMACEUTICALS, INC.
                                              (Registrant)





Date: August 12, 1997                  By: /S/ STANLEY T. CROOKE
     ------------------------             ---------------------------
                                          Stanley T. Crooke, M.D., Ph.D.
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



Date: August 12, 1997                  By: /S/ B. LYNNE PARSHALL
     ------------------------             ---------------------------
                                          B. Lynne Parshall
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                INDEX TO EXHIBITS


Exhibit
Number            Description                                                             Page
------            -----------                                                             ----

10.1              Revised form of Supplemental Stock Option Agreement under                13
                  Registrant's 1992 Non-Employee Directors' Stock Option Plan.

10.2              Agreement between Registrant and CIBA Vision Corporation dated           18
                  July 10, 1997 (with certain confidential information deleted)

10.3              Imperial Bank Note Secured by Deed of Trust dated March 24,              75
                  1997 in the amount of $6,000,000; together with the related
                  Deed of Trust and Assignment of Rents dated March 24, 1997.

10.4              Imperial Bank Note Secured by Deed of Trust dated March 24,              90
                  1997 in the amount of $3,706,620; together with the related
                  Deed of Trust and Assignment of Rents dated March 24, 1997.