Form 10-Q
period 1997-09-30
ISIS PHARMACEUTICALS INC
filed 1997-10-28
CIK 874015

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

    For the quarterly period ended September 30, 1997

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

        Common stock $.001 par value          26,632,766 shares
                (Class)                (Outstanding at October 17, 1997)

EXHIBIT INDEX:     NO. 27 : FINANCIAL DATA SCHEDULE

                   ISIS PHARMACEUTICALS, INC.
                          FORM 10-Q
                            INDEX

                                                                      PAGE


PART I      FINANCIAL INFORMATION
ITEM 1:     Financial Statements

            Condensed Balance Sheets as of September 30, 1997 and
            December 31, 1996                                           3

            Condensed Statements of Operations for three months
            and nine months ended September 30, 1997 and 1996           4

            Condensed Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1996                    5

            Notes to Financial Statements                               6

ITEM 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Results of Operations                                       7

            Liquidity and Capital Resources                             8

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings                                           9

ITEM 2:     Changes in Securities                                       9

ITEM 3:     Default upon Senior Securities                              9

ITEM 4:     Submission of Matters to a Vote of Security Holders         9

ITEM 5:     Other Information                                           9

ITEM 6:     Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                              10

                              ISIS PHARMACEUTICALS, INC.
                               CONDENSED BALANCE SHEETS
                           (in thousands, except share data)

                                ASSETS

                                               September 30,  December 31,
                                                   1997            1996
                                                 (Unaudited)       (Note)
                                                 ----------     ------------
Current assets:
  Cash and cash equivalents                    $  28,860       $  37,082
  Short-term investments                          39,657          40,542
  Prepaid expenses and other current assets        1,692           1,732
                                                  ------          ------
         Total current assets                     70,209          79,356

Property, plant and equipment, net                18,493          15,334
Patent costs, net                                  7,063           6,157
Deposits and other assets                          1,503             458
                                                  ------          ------
                                               $  97,268       $ 101,305
                                                  ======         =======
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $   1,104       $  2,362
  Accrued payroll and related expenses             1,569          1,489
  Accrued liabilities                              4,147          2,763
  Deferred contract revenues                      13,480         10,204
  Current portion of long-term debt and
  capital lease obligations                        1,539          6,238
                                                  ------         ------
          Total current liabilities               21,839         23,056

Long-term debt and capital lease obligations,
  less current portion                            34,056         19,864

Stockholders' equity:
  Common stock, $.001 par value;
  50,000,000 shares authorized,
  26,608,000 shares and 26,201,000 shares
  issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively                     27             26
  Additional paid-in capital                     184,400        181,248
  Unrealized gain on investments                     183            178
  Accumulated deficit                           (143,237)      (123,067)
                                                ---------      ---------
     Total stockholders' equity                   41,373         58,385
                                                ---------      ---------
                                               $  97,268      $ 101,305
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

                         ISIS PHARMACEUTICALS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except for per share amounts)
                                (Unaudited)

                                                  Three months ended
                                                   September 30, <F2>
                                                   1997         1996
                                                  ------       -------
Revenue:
  Contract revenue                           $  12,641         $  5,142
  Interest Income                                1,133              944
                                                ------           ------
                                                13,774            6,086

Expenses:
  Research and development                      13,368           10,219
  General and administrative                     1,805            1,572
  Interest expense                                 791              280
                                                ------           ------
                                                15,964           12,071
                                                ------           ------
Net loss                                      $ (2,190)        $ (5,985)
                                                =======          =======

Net loss per share                            $   (.08)        $   (.23)
                                                =======          =======

Weighted average common shares                  26,519           25,671
                                                =======         ========
                                                  Nine Months Ended
                                                   September 30, <F2>
                                                   1997         1996
                                                   ------       -----
Revenue:
  Contract revenue                            $ 23,060       $ 15,220
  Interest income                                2,846          3,005
                                                ------         ------
                                                25,906         18,225

Expenses:
  Research and development                      38,528         31,247
  General and administrative                     5,566          4,571
  Interest expense                               1,982            766
                                                ------         ------
                                                46,076         36,584
                                                ------         ------
Net loss                                      $(20,170)      $(18,359)
                                                =======        =======

Net loss per share                            $   (.76)      $   (.72)
                                                =======        =======

Weighted average common shares                   26,393         25,494
                                                 ======        =======

<F2> See accompanying notes

                       ISIS PHARMACEUTICALS, INC.
                    CONDENSED STATEMENT OF CASH FLOWS
                             (in thousands)
                               (Unaudited)

                                                  Nine months ended
                                                  September 30, <F2>
                                                   1997        1996
                                                  -----        -----

Cash used in operations:                     $ (14,366)      $ (15,110)

Investing activities:
   Short-term investments                          885          (4,805)
   Property and equipment                       (3,713)           (853)
   Other assets                                 (2,088)           (691)
                                               --------        --------
      Net cash used in
          investing activities                  (4,916)         (6,349)
                                               --------        --------

Financing activities:
   Net proceeds from issuance of common stock    3,153           2,528
   Proceeds from long-term borrowings           11,386               0
   Principal payments on debt and
     capital lease obligations                  (3,479)         (1,748)
                                               --------        --------
       Net cash provided from financing
           activities                           11,060             780
                                               --------        --------
Net decrease in cash and cash equivalents       (8,222)        (20,679)

Cash and cash equivalents at beginning
  of period                                     37,082          46,463
                                               --------         -------
Cash and cash equivalents at end of period   $  28,860        $ 25,784
                                               ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                             $   1,408        $    760

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Additions to capital lease obligations
    for acquisitions of property, plant
    and equipment                            $   1,585        $  2,038


<F2> See accompanying notes

                      ISIS PHARMACEUTICALS, INC.

                    NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

     The unaudited interim financial statements for the three and nine month periods ended September 30, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1996. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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

3. Subsequent event

    In October 1997, the Company obtained $25 million in private debt financing. The terms of the financing provide for a ten year maturity on the debt, interest of 14% per annum, and deferred interest payments for the first five years of the loan. In conjunction with the debt financing, Isis will issue warrants to the lender to purchase 500,000 shares, exercisable at $25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products and their projected prospects and qualities, and the Company's relationship with its corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in both the process of discovering, developing and commercializing safe and effective drugs, and the endeavor of building a business around such potential products. Actual results could differ materially from those projected in this Form 10-Q. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1996 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

     Since its inception in January 1989, the Company has devoted substantially all of its resources to its research, drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. The Company has entered into collaborative research, development and distribution agreements with pharmaceutical companies that generate revenue to augment the level of research and development activity and to offset portions of its research and development costs. To date, the Company has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

     The Company had contract revenue of $12.6 million for the third quarter and $23.1 million for the nine month period ended September 30, 1997, compared with $5.1 million and $15.2 million, respectively, for the same periods in 1996. The revenue increase was primarily due the receipt of a $5 million pre-commercial fee from CIBA Vision under the terms of a distribution agreement for fomivirsen (ISIS 2922). A $2 million milestone payment from Novartis contributed to the increase. The Company also had interest income totaling $1.1 million for the quarter and $2.8 million for the nine month period compared with $0.9 million and $3.0 million for the same periods in 1996. This variation in interest income was due to fluctuations in the level of cash, cash equivalents and short-term investments during the three and nine month periods.

     Research and development expenses increased to $13.4 million for the three months and $38.5 million for the nine months ended September 30, 1997 from $10.2 million and $31.2 million for the same periods in 1996. This increase was attributable to an increase in preclinical and clinical development activities including compounds advancing into more expensive stages of clinical development. The Company expects that its development expenses will continue to increase as its current preclinical and clinical compounds advance and preclinical and clinical studies on additional compounds are undertaken.

     General and administrative expenses increased to $1.8 million for the quarter and $5.6 million for the nine months ended September 30, 1997, from $1.6 million and $4.6 million for the same periods in 1996, reflecting increased staffing costs in the business development and investor relations functions as well as increased occupancy expenditures. The Company expects that its general and administrative expenses will continue to increase in the future in support of its growing research and development operations.

    During the quarter ended September 30, 1997, the Company recorded a net loss of $2.2 million, or $0.08 per share, compared with $6.0 million, or $0.23 per share, for the same period in 1996. During the nine month period ended September 30, 1997, the Company's net loss amounted to $20.2 million, or $0.76 per share, compared to $18.4 million, or $0.72 per share for the same period in 1996. The Company expects that its operating losses will increase for the remainder of the fiscal year and beyond as its activities grow, and may fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expenses incurred.

     The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.


LIQUIDITY AND CAPITAL RESOURCES


     Since its inception, the Company has financed its operations primarily through the sale of equity securities, raising net proceeds aggregating approximately $180 million, as of September 30, 1997, from the private and public sale of such securities. The Company has also financed a portion of its operations through contract research and development revenue, portions of which are paid in advance of work being performed, offsetting the Company's cash usage for operations.

     As of September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $68.5 million and working capital of $48.4 million. In comparison, the Company had cash, cash equivalents and short-term investments of $77.6 million and working capital of $56.3 million as of December 31, 1996. The decreases in cash and working capital resulted from the use of cash to fund operating losses, investments in capital equipment and principal payments on debt and capital lease obligations. Subsequent to the end of the quarter, the Company obtained $25 million in private debt financing (see Note 3 to the accompanying financial statements).

     The 1995 agreement with Boehringer Ingelheim provided the Company with a $40 million line of credit. This line of credit is available under certain circumstances and is to be used in support of the combined cell adhesion programs. As of September 30, 1997, the outstanding balance under this line of credit was $22.6 million.

     As of September 30, 1997, the Company's long-term debt and capital lease obligations totaled $35.6 million, versus $26.1 million at December 31, 1996. This increase was due to additional capital lease financing and a $6.4 million borrowing under the Boehringer Ingelheim line of credit described above. In addition, in the second quarter of this year two new term loans totaling
$9.7 million were obtained from a bank to refinance $6.5 million in existing notes secured by real property. The Company expects that its capital lease obligations will increase over time to fund capital equipment acquisitions required for its growing business. Lease lines will continue to be used by the Company to the extent that terms thereof remain commercially attractive.

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

     The Company anticipates that its existing available cash, cash equivalents and short-term investments, combined with anticipated interest income, contract revenues and the proceeds of the $25 million debt financing completed after the end of the quarter, will be adequate to satisfy its anticipated capital requirements for approximately three years. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs; the magnitude of these programs and progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in the existing collaborative research and development relationships and the ability of the Company to establish additional research and development arrangements; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, drug discovery or development programs.

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

            The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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



                               ISIS PHARMACEUTICALS, INC.
                               --------------------------
                                     (Registrant)


Date: October 27, 1997            By: /S/ STANLEY T. CROOKE
                                  ------------------------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: October 27, 1997            By: /S/ B. LYNNE PARSHALL
                                  ------------------------------------
                                    B. Lynne Parshall
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                      EXHIBIT INDEX

Exhibit  No.          Description
-----------           -----------

27                 Financial Data Schedule