Form 10-K405
period 1997-12-31
ISIS PHARMACEUTICALS INC
filed 1998-03-19
CIK 874015

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-19125
                            ------------------------

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

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ].

     The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $326,796,000 as of February 27, 1998.*

     The number of shares of common stock outstanding as of February 27, 1998 was 26,760,742.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Registrant's definitive Proxy Statement which will be filed on or before April 13, 1998 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 22, 1998 is incorporated by reference into Part III of this Report.
---------------
* Excludes 2,441,014 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10 percent of the shares outstanding at February 27, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

        THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S BUSINESS, THE THERAPEUTIC AND COMMERCIAL POTENTIAL OF ANTISENSE AND COMBINATORIAL TECHNOLOGY AND ISIS' PRODUCTS IN DEVELOPMENT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, PARTICULARLY THOSE INHERENT IN THE PROCESS OF DISCOVERING, DEVELOPING AND COMMERCIALIZING DRUGS THAT ARE SAFE AND EFFECTIVE FOR USE AS HUMAN THERAPEUTICS AND THE ENDEAVOR OF BUILDING A BUSINESS AROUND SUCH POTENTIAL PRODUCTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-K INCLUDING THOSE IDENTIFIED IN THE SECTION OF ITEM 1 ENTITLED "RISK FACTORS." AS A RESULT, THE READER IS CAUTIONED NOT TO RELY ON THESE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Isis Pharmaceuticals, Inc. ("Isis", the "Company" or "we") is a leader in the discovery and development of a new class of drugs based on antisense technology. With antisense technology, we believe we can design drugs that are safer and more effective than traditional drugs. Isis combines its expertise in molecular and cellular biology with antisense drug discovery techniques to design drugs to fight a wide range of diseases, including infectious and inflammatory diseases and cancer. Today, we have 6 antisense compounds in human clinical trials, with additional compounds arising out of our broad research program in preclinical development.

         Through Isis' expertise in medicinal chemistry and RNA structure and function, we have also developed a proprietary RNA-targeting drug discovery program. This program allows us to use genomic information to identify novel structural targets and to quickly create and screen, as potential drugs, large libraries of small molecule compounds designed to inhibit those targets.

         This chart represents the "pipeline" of Isis products currently in preclinical and clinical development:

                           ISIS DEVELOPMENT PIPELINE

                                   PRECLINICAL    IND CANDIDATE      PHASE I         PHASE II        PHASE III
--------------------------------------------------------------------------------------------------------------
FOMIVIRSEN (ISIS 2922)
       CMV Retinitis
--------------------------------------------------------------------------------------------------------------
ISIS 2302
       Crohn's Disease
       Psoriasis
       Rheumatoid Arthritis
       Ulcerative Colitis
       Kidney Transplant
         Rejection
ISIS 3521
       Cancer

ISIS 5132
       Cancer
ISIS 5320
       HIV
ISIS 2503
       Cancer
ISIS 13312
       CMV Retinitis



         We have completed Phase III clinical trials of FOMIVIRSEN (ISIS 2922) to treat CMV retinitis in AIDS patients. In one Phase III trial, fomivirsen has demonstrated statistical significance (p=0.0001) in delaying disease progression and was well tolerated by patients, producing no serious side effects. These data are from 1 of 4 trials that comprise the Phase III
clinical development program for fomivirsen.   Analysis of the other Phase III
studies is currently being completed. We plan to file both a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") and a corresponding European application in early 1998. In July 1997, we entered into an agreement with CIBA Vision Corporation ("CIBA Vision") granting CIBA Vision exclusive worldwide distribution rights for fomivirsen.

         ISIS 2302 is in Phase II clinical trials to treat inflammatory diseases and conditions. ISIS 2302 targets intercellular adhesion molecule-1 ("ICAM-1"), which is involved in many such diseases. With our partner, Boehringer Ingelheim International GmbH ("Boehringer Ingelheim"), we are testing ISIS 2302 against Crohn's disease, psoriasis, rheumatoid arthritis, ulcerative colitis and renal transplant rejection. In a Phase II study of patients with Crohn's disease, an encouraging number of patients receiving ISIS 2302 had their symptoms improve. A statistically significant (p=0.0001) number were also able to reduce (and, for some patients, completely eliminate) their steroid use (the most common treatment for Crohn's disease). Because of these positive results, we began a pivotal quality trial of ISIS 2302 in Crohn's disease in the second quarter of 1997. With respect to the other phase II trials, we are in the follow-up period for the rheumatoid arthritis study. We have also decided that, based on the results of the psoriasis study, we will study use of ISIS 2302 in a topical skin application. The ulcerative colitis and kidney transplant studies are on-going.

         ISIS 3521 is in Phase II clinical trials as an anticancer agent, both alone and in combination with traditional cancer chemotherapies. On-going studies are exploring the effect of this drug in treating a variety of cancer tumors. This compound targets protein kinase C ("PKC")-[Greek alpha], a protein associated with abnormal cell growth. We are developing ISIS 3521 as part of our collaboration with Novartis Pharma AG ("Novartis"). In Phase I trials,
ISIS 3521 stabilized disease, reduced tumor mass and reduced tumor markers in a number of patients with ovarian cancer, lymphoma and lung cancer. In those trials, ISIS 3521 caused no significant side effects.

         ISIS 5132 is in Phase II clinical trials as an anticancer agent, both alone and in combination with traditional cancer chemotherapies. The Phase II trials are studying the effect of this drug in treating a variety of cancer tumors. This compound inhibits expression of C-raf kinase, another type of protein associated with abnormal cell growth. We are also developing ISIS 5132 as part of our collaboration with Novartis. In Phase I clinical trials of ISIS 5132, the compound showed evidence of antitumor activity in patients with ovarian, renal, pancreatic, and colon cancers. This compound was also well tolerated by patients in the Phase I studies.

         ISIS 2503 is in Phase I clinical trials as an anticancer agent. This compound inhibits expression of Ha-ras, yet another protein associated with cancer. The Phase I trial is being conducted in patients with a variety of solid tumors that have not responded to standard cancer therapies.

         ISIS 13312 is in Phase I clinical trials to treat CMV retinitis in AIDS patients. ISIS 13312 is based on novel, improved antisense chemistry. In preclinical studies, ISIS 13312 appears to be safer and more stable than fomivirsen, potentially allowing less frequent dosing than fomivirsen. CIBA Vision has an option to exclusively market and distribute ISIS 13312 worldwide.

         Isis also has several antisense compounds in preclinical development, most of which incorporate novel chemical classes that may provide improved potency, reduced side effects, less frequent dosing and the possibility of oral delivery. These include improved antisense inhibitors of ICAM-1 and related cell adhesion molecules VCAM-1 and PECAM-1, C-raf kinase and 2 isotypes of the PKC family, including PKC-[Greek epsilon]. A compound inhibiting proteins critical for Hepatitis C ("HCV") gene expression is also in preclinical development.

         We have many research programs that use both antisense and RNA-targeting drug discovery technologies to identify compounds that inhibit targets associated with other diseases. Our antisense research programs focus on targets associated with infectious, inflammatory and cardiovascular diseases and cancer. They combine our expertise in molecular biology and drug discovery with antisense tools to enable rapid identification of potent inhibitors of disease causing proteins. We are then able to apply our medicinal chemistry expertise to specifically tailor a compound to the particular disease indication targeted. Our medicinal chemistry programs have developed novel chemistries that allow us to design new antisense compounds that are potentially safer and more active than current antisense drugs and which have the potential to allow more convenient forms of dosing including oral delivery. Our RNA-targeting program is focused on identifying the structural elements of RNA targets which are important in initiating or maintaining diseases, and designing compounds that interfere with the function of these RNA targets, including those involved in viral and bacterial infections. This program is also focused on designing small molecules to block the production or function of cell adhesion molecules.

         We have successfully leveraged our technology through supportive corporate collaborations with Novartis, Boehringer Ingelheim and CIBA Vision. These collaborations increase our financial resources, improve our technological strength and establish valuable development and commercial relationships. As a result, we have been able, and expect to continue, to pursue drug discovery and development activities aggressively. We have retained substantial commercial participation in all of our drug candidates, including those funded by corporate collaborators.

         Isis has focused significant efforts on developing cost-effective, large-scale, Good Manufacturing Practices ("GMP") manufacturing capability for antisense compounds. We currently manufacture antisense compounds to meet all of our research and clinical needs, as well as the needs of our partners. We have achieved significant manufacturing cost reductions through chemistry and process improvements. We believe that, with reasonably anticipated benefits resulting from increases in scale, we will be able to manufacture antisense compounds at commercially attractive prices. We are actively preparing for a manufacturing pre-approval inspection by the FDA which will follow the filing of our first NDA. Under the terms of our agreement with CIBA Vision, Isis will manufacture all of the commercial supplies of fomivirsen.


ISIS DRUG DISCOVERY AND DEVELOPMENT


         The goal of drug discovery is to create chemical compounds that can help fight or prevent disease. Isis' antisense and RNA-targeting drug discovery programs were founded on the Company's expertise in medicinal chemistry, RNA biochemistry and molecular and cellular biology. We have assembled a team of scientists skilled in these core disciplines to apply the technology to both of our drug discovery platforms. Once a drug is designed, our significant expertise in medicinal chemistry enables us to specifically tailor the chemical structure of the lead compound for its intended use.

         ANTISENSE DRUG DISCOVERY

         Almost all human diseases are a result of inappropriate protein production or performance. Traditional drugs are designed to interact with the proteins in the body that are supporting or causing a disease. Antisense technology is different than traditional drug development because it targets disease-causing proteins before they are produced. Antisense drugs can be designed to treat a wide range of diseases, including infectious, inflammatory and cardiovascular diseases, and cancer.

         Antisense technology represents a new model for drug discovery because it focuses on compounds that interact with messenger RNA ("mRNA"), which has not been a site for traditional drug interaction. Using the information contained in mRNA, Isis designs chemical structures, easily recognized by the body, which resemble mRNA and DNA. These potent "antisense" oligonucleotides inhibit the production of disease-causing proteins. This method of drug design is highly productive and has allowed Isis in 9 years to create a substantial pipeline of drug candidates, including 6 compounds currently in clinical trials.

         Design of antisense compounds is less complex, more rapid and more efficient than traditional drug design directed at protein targets.
Traditional drug design usually begins by characterizing the three-dimensional structure of the protein target in order to design a prototype drug to interact with it. Proteins are complex molecules with structures that are difficult to predict. Antisense compounds, on the other hand, are designed to bind to mRNA structures, which are more easily understood and predicted. Prototype antisense drugs can be designed as soon as the sequence for the mRNA receptor is identified.

         Isis' early research efforts focused on answering basic questions regarding antisense-based therapeutics, including their stability, their ability to be taken up by the target cells, their efficacy and the cost of manufacturing them. In the 9 years since its founding, Isis has made significant progress in understanding and using antisense technology to create drugs, and has established a leadership position in this field.

         THE MECHANISM OF ANTISENSE DRUGS

         Genes carry the information that cells need to produce proteins. Specific genes contain information to produce specific proteins at the genetic level. The human genome and its collection of more than 100,000 genes contains the information required for the human body to produce all proteins. Genes are made up of DNA, a molecule that contains the information about when and how much of which protein to produce, depending on what function is to be performed. The DNA molecule is a "double helix" -- a duplex of entwined strands. In each strand, the building blocks of DNA, the nucleotides, are bound or "paired" with complementary nucleotides on the other strand. The precise sequence of a nucleotide chain, called the "sense" sequence, is a blueprint for the information that is used during protein production. The sequence of a nucleotide chain that is precisely complementary to a given sense sequence is called its "antisense" sequence.

         In the cell nucleus, the information in the gene necessary for the production of a protein is copied from 1 strand of DNA into precursor mRNA through a process called transcription. After processing into mature mRNA, the mRNA moves from the nucleus of the cell into the cell cytoplasm, which contains amino acids. The information encoded in a single mRNA is then translated into many copies of the sequence of amino acids that builds the protein.

         Antisense drugs are mirror or complementary images of small segments of mRNA. To create antisense drugs, nucleotides are linked together in short chains called oligonucleotides. Each antisense drug is designed to bind to a specific sequence of nucleotides in its mRNA target to inhibit production of the protein encoded by the target mRNA. By preventing the production of the disease-causing protein, and acting in the early stage of the disease-causing process, antisense drugs have the potential to provide greater therapeutic benefit than traditional drugs, which do not act until after the disease causing protein has been produced.

         Antisense drugs can be designed to be much more selective than traditional drugs. Because antisense drugs interact by binding to mRNA and not, as traditional drugs do, by binding to proteins, antisense drugs are able to selectively inhibit 1 protein among a closely related group of proteins without having an impact on the other members of the group. This property allows Isis to design antisense drugs that selectively inhibit the disease-causing member of the group without interfering with those members of the group necessary for normal bodily functions. As a result of this unique selectivity, antisense drugs have the potential to be far less toxic than traditional drugs because they can be designed to minimize the impact on unintended targets.

         RNA-TARGETING DRUG DISCOVERY

         The prime objective of Isis' small molecule RNA targeting program is to identify novel compounds that kill drug-resistant bacteria and are not toxic to humans. Targeting RNA structures in bacteria is a novel approach to drug discovery. This drug development strategy, when perfected, will likely have application across a wide spectrum of non-infectious human diseases.

         Three-dimensional shapes provide the opportunity to target RNA.
Recent advances in molecular biology have revealed that RNA structures are surprisingly complex. In contrast to the regular helical nature of DNA, RNA strands fold back on themselves to produce unique three- dimensional shapes that rival proteins in their complexity. The specific proteins that bind to RNA recognize these shapes. The amino acid side chains from these proteins fit into "pockets" formed in the folded RNA to form specific contacts. These pockets are ideal receptor sites for small molecules. Evidence that small molecules can specifically bind to structured RNA already exists. Some of the most powerful, naturally occurring antibiotics work by binding to structured RNA.

         With recently acquired knowledge of RNA structures and new sequence data from the gene sequence ("genomic") databases, Isis is developing a new drug discovery paradigm: Specific targeting of RNA with small drug-like molecules. New software is being used to identify particular RNA structures that we can target. New molecular modeling techniques can be used to predict the shape of drug binding pockets in RNA structures. With a working approximation of the shape of a target, Isis is designing libraries of drug-like molecules that can bind to the RNA targets. We will use mass spectrometry to facilitate screening large numbers of small molecules against multiple RNA targets simultaneously.

PRODUCTS UNDER DEVELOPMENT

         Isis' drug discovery programs use antisense and combinatorial drug discovery technologies to identify compounds to treat infectious and inflammatory diseases and cancer. The following table outlines each product under development, its target, disease indication and development status, as well as Isis' commercial rights.

                          ISIS PRODUCTS IN DEVELOPMENT

CLINICAL DEVELOPMENT

  COMPOUND        TARGET         DISEASE INDICATION         DEVELOPMENT STATUS       COMMERCIAL RIGHTS
----------------------------------------------------------------------------------------------------------------------
  Fomivirsen       CMV           Retinitis                  Completed Phase III      Isis/CIBA Vision (1)
 (ISIS 2922)                                                NDA filing pending

  ISIS 2302        ICAM-1        Crohn's disease            Pivotal trial            Isis/ Boehringer Ingelheim (2)
                                 Psoriasis                  Phase II
                                 Rheumatoid arthritis       Phase II
                                 Ulcerative colitis         Phase II
                                 Kidney transplant          Phase II
                                 rejection

  ISIS 3521        PKC-[Greek    Cancer                     Phase II                 Novartis (3)
                        alpha]

  ISIS 5132        C-raf         Cancer                     Phase II                 Novartis (3)
                   kinase

  ISIS 2503        Ha-ras        Cancer                     Phase I                  Isis

  ISIS 13312       CMV           Retinitis                  Phase I                  Isis/CIBA Vision (1)



(1) CIBA Vision has the exclusive right to distribute fomivirsen. CIBA Vision also has an option to acquire the exclusive license to market and distribute ISIS 13312.
(2) Isis and Boehringer Ingelheim are co-developing ISIS 2302 and may develop other cell adhesion compounds. The companies will split the profits equally if ISIS 2302 is commercialized.
(3) Isis is developing ISIS 3521 and ISIS 5132 under the direction of Novartis and at Novartis' expense, and may co-develop 2nd generation compounds as well.

         Isis also has a significant research program with the potential to yield additional development candidates in the future. As described in the section of this report entitled "Risk Factors - Uncertainties Associated with Clinical Trials," the product candidates listed in the preceding table may not progress beyond their current status or yield a commercially viable product.

         CYTOMEGALOVIRUS (CMV)RETINITIS

         Individuals with suppressed immune systems, such as those with AIDS resulting from the HIV virus, are susceptible to opportunistic infections caused by CMV. In the AIDS population, retinitis caused by CMV is the primary cause of blindness. There are more than 250,000 active AIDS cases in the United States. The introduction of new anti-HIV drugs, particularly protease inhibitors and combination treatment regimens, have prolonged survival in HIV-infected individuals. Over the last 2 years this has resulted in a decline in mortality from AIDS, accompanied by a decline in the incidence of many opportunistic infections including CMV. Nevertheless, because of side effects and poor compliance with HAART, many of the approximately 1 million HIV infected individuals will probably ultimately progress to and through the advanced stages of AIDS. A significant percentage of these AIDS patients may develop CMV retinitis (CMV retinitis generally occurs in the advanced stages of AIDS).

         The drugs that are available now for CMV retinitis have limitations, including the creation of viral resistance. Currently approved drugs for CMV retinitis are ganciclovir, foscarnet and cidofovir. Foscarnet and cidofovir are available in intravenous (IV) dosing forms only. Ganciclovir is available in IV and oral doses, as well as in an intraocular implant form. In order to begin and maintain IV treatment with ganciclovir and foscarnet, patients require daily administrations of the drug through lines that are placed permanently in the veins to allow easy access to the blood stream. Each drug is associated with significant toxic effects to the body. Oral ganciclovir is approved for preventive treatment and maintenance therapy, but is less effective than IV ganciclovir and still carries significant side effects. The ganciclovir intraocular implant is a small disk that is surgically implanted in the patient's eye, and provides local sustained release of the drug for up to 8 months. However, this treatment is associated with impaired vision for 2 to 4 weeks after implantation in most patients, and the implant itself has also been associated with an increased incidence of retinal detachment that can result in permanent blindness. There is a 12-18% chance of retinal detachment after the first implant and a near 30% chance following a second or third implant. Cidofovir is administered intravenously less frequently than ganciclovir or foscarnet: weekly for the initial therapy and every 2 weeks for maintenance therapy. Cidofovir is also associated with significant toxicities, particularly to the kidney. For that reason, the patient must take other drugs and follow strict safety measures over a period of approximately 12 hours to manage toxicities.

         FOMIVIRSEN. Fomivirsen is an antisense compound discovered by Isis for the treatment of CMV retinitis. Fomivirsen is given by injection into the eye and is well tolerated by patients.

         The Phase III program for fomivirsen includes 4 randomized controlled studies. The first study compares immediate fomivirsen therapy with no therapy until disease progression; the second compares fomivirsen treatment in combination with ganciclovir to ganciclovir treatment alone; and the third and fourth trials study different dosing regimens for fomivirsen in a patient population with advanced, resistant CMV retinitis. All 4 study designs examine the time to disease progression. The trials are being conducted in North America, Europe, South America and Australia.

         In the first of 4 Phase III studies, fomivirsen delayed disease progression (statistical significance of p=0.0001) and was well-tolerated, producing no serious side effects. In this trial, treatment of patients with newly-diagnosed, previously untreated CMV retinitis with fomivirsen was compared to deferred treatment. The intent to treat analysis (all patients enrolled in the trial) demonstrated that the median time to disease progression for the immediate treatment group was 71 days versus 13 days for the deferred treatment group (p=0.0001). Fomivirsen administered by intravitreal injection was well-tolerated by patients. No patients were discontinued from this study because of fomivirsen-related ocular side effects. A large number of patients receiving immediate treatment with fomivirsen remained on study for prolonged periods of several months or more.

         The Phase III trials of fomivirsen were completed at the end of 1997. Analysis of the other Phase III studies is currently being completed. We anticipate filing both an NDA and a corresponding European regulatory application in early 1998.

         As CMV retinitis patients are living longer with their disease due to improvements in the management of HIV infection and AIDS, there is increasing need for more CMV retinitis treatment options, particularly ones with novel mechanisms of action such as fomivirsen. Local therapy with fomivirsen could provide therapeutic benefit without significant side effects or the need for intravenous treatments, reserving treatment with oral ganciclovir or other systemic CMV therapies in combination with fomivirsen for patients who show evidence of the disease in other organs. Approximately one-third of the patients diagnosed with CMV retinitis could develop systemic CMV disease, but, in general, these disease manifestations are short-lived and require short courses of therapy.

         In July 1997, the Company entered into an agreement with CIBA Vision Corporation (a Novartis subsidiary) granting CIBA Vision exclusive worldwide distribution rights for fomivirsen. See "Collaborative Agreements - CIBA Vision."

         ISIS 13312. ISIS 13312, a second generation compound, is based on novel, improved antisense chemistry and is being tested in a Phase I clinical trial as a local treatment for CMV retinitis in AIDS patients. Based on the results of preclinical studies, ISIS 13312 appears to be less toxic and more stable than fomivirsen. Because of this improved profile, ISIS 13312 may be able to be dosed less frequently than fomivirsen. CIBA Vision has an option to market and distribute ISIS 13312 exclusively worldwide. See "Collaborative Agreements - CIBA Vision."

         INFLAMMATORY DISEASES

         Cell adhesion molecules make up a large family of related proteins and represent targets for treating inflammatory diseases. Inflammation is a key component of a large number of acute and chronic diseases. Although inflammation is part of a normal localized protective response that the human body uses to destroy infectious agents or repair injured tissue, disruptions of normal inflammatory responses often lead to inflammatory diseases. These inflammatory responses result in or contribute to a diverse set of diseases that can affect many organs of the body ranging from the skin to the brain. Common inflammatory diseases include rheumatoid arthritis, psoriasis, asthma and inflammatory bowel disease. Inflammation also occurs as a result of burn, shock or organ transplantation.

         Some cell adhesion molecules are expressed on the surface of endothelial cells which line the blood vessels of the body during periods of heightened inflammatory or immune system response. These adhesion molecules act as anchors for various types of immune cells circulating in the blood.
Once the immune cells are anchored to the endothelial cells by the cell adhesion molecules, these immune cells can migrate between the endothelial cells, leave the blood vessels and travel into tissues and organs where they can cause inflammation. Left unchecked, these processes can result in acute and chronic tissue damage and disease. Current anti-inflammatory agents and drugs that suppress the immune system decrease the symptoms of inflammation but do little to change the course of the underlying disease, or do so at the risk of substantial toxicity. However, a drug that stops the production of cell adhesion molecules may prevent the migration of immune cells from the blood vessels into tissue and therefore modify the disease process with a more acceptable toxicity profile than do currently available therapies.

         Isis has focused on a number of targets in its cell adhesion molecule program. While we have identified preclinical lead compounds targeting vascular cell adhesion molecules ("VCAM-1") and platelet-endothelial cell adhesion molecules ("PECAM-1") that could also represent novel approaches to treat chronic inflammatory diseases, the Company is currently focused on the intercellular adhesion molecule ("ICAM") family and in particular, ICAM-1. Unlike other adhesion molecules, ICAM-1 facilitates the migration of immune cells involved in both chronic and acute inflammation, allowing Isis to target both conditions. Over-expression of ICAM-1 is specifically involved in a wide variety of inflammatory disorders, such as rheumatoid arthritis, asthma, psoriasis, organ transplant rejection and inflammatory bowel disease. While it is unlikely that over-expression of ICAM-1 is a cause of these disorders, ICAM-1 is thought to contribute to the pathology of these diseases or conditions.

         In 1995, Isis and Boehringer Ingelheim agreed to combine their respective programs in the area of cell adhesion to form a jointly managed and funded effort. This partnership combines Boehringer Ingelheim's significant expertise in cell adhesion biology and its small molecule and monoclonal antibody-based drug discovery efforts, including its state-of-the-art analysis technology, with Isis' antisense and combinatorial drug discovery programs. The collaboration uses these multiple drug discovery programs to identify compounds that limit the disease-related functions of cell adhesion molecules.

         ISIS 2302. ISIS 2302, the Company's most advanced compound in its cell adhesion program, selectively inhibits ICAM-1 gene expression. In Phase I testing of ISIS 2302 in healthy volunteers, the compound was well tolerated at all doses. The Company initiated Phase II trials in 5 disease indications: rheumatoid arthritis, ulcerative colitis, Crohn's disease, psoriasis and prevention of renal transplant rejection. The Phase II studies involve 20 to 40 patients each and, in general, are randomized and placebo-controlled. We will choose indications for further development of ISIS 2302 based on results from these studies.

         Crohn's disease is a serious inflammatory disease that affects the intestines and other parts of the digestive tract. A patient with Crohn's disease suffers chronic and often severe episodes of diarrhea, abdominal pain, rectal bleeding and fever. Approximately 500,000 people worldwide are currently estimated to be afflicted with Crohn's disease. In a randomized, double-blinded, placebo-controlled 20-patient Phase II study of patients with Crohn's disease, 15 patients were treated with ISIS 2302 and 5 patients received a placebo. ISIS 2302 was administered every other day for 26 days (13 doses) by 2-hour intravenous infusion. At the end of the one-month treatment period, 7 of 15 patients treated with ISIS 2302 experienced disease remission (measured by a Crohn's Disease Activity Index score of below 150) compared to zero patients in remission in the placebo group. The duration of the remissions was prolonged, with 5 of 7 remitting patients still in remission at the end of the 6-month trial. Results of this study also showed a statistically significant lowering of steroid use in the ISIS 2302 treated group compared to the placebo treated group. The results also showed favorable trends both in the Endoscopic Index of Severity (EIS), based on colonoscopic examination, and in the Inflammatory Bowel Disease Questionnaire (IBDQ), a quality of life scale. Based on the results of this study, Isis and Boehringer Ingelheim decided to initiate a pivotal quality trial of ISIS 2302 in Crohn's disease. That trial is progressing. The full development program for ISIS 2302 in Crohn's disease includes dose regimen studies intended to enhance the commercial potential of the drug. The program may be expanded to include additional pivotal studies in 1999 based on analysis of the data from ongoing trials.

         In the rheumatoid arthritis study, enrollment was increased from 20 to 40 patients to provide more definitive information on this disease. The last patient was enrolled in November 1997. We are currently in the follow-up period for this study. The decision to proceed with development in rheumatoid arthritis using ISIS 2302 or a second-generation ICAM-1 inhibitor will depend upon the results of this study.

         Data from the psoriasis study showed that about one half of the patients had some clinical improvement but that the effect was of short duration. Based on these results, as well as animal studies using a topical formulation of ISIS 2302, we have decided to develop a topical formulation of ISIS 2302 for psoriasis. In animal studies, we have demonstrated good drug penetration of skin, with strong evidence that ICAM- 1 would be inhibited in skin cells with a topical formulation of ISIS 2302. We will begin evaluating a topical treatment approach with both ISIS 2302 and a second-generation ICAM-1 compound in 1998.

         In ulcerative colitis study, enrollment of steroid-dependent patients is proceeding slowly, as this patient population will often choose surgery, which can be curative, over long-term steriod use. We are exploring local delivery of ISIS 2302 directly to the colon via retention enema, a common treatment for inflammatory bowel disorders. Animal sudies have demonstrated significant local absorption into the colon, suggesting that this route of delivery could be appropriate for ulcerative colitis patients who have failed aminosalicylates but who wish to avoid steroid use.

         The Phase II study in kidney transplant rejection is also proceeding at a pace mandated by the regulatory authorities, as they carefully monitor clinical studies in this patient population. We and Boehringer Ingelheim are exploring local delivery to the lung for asthma with both ISIS 2302 and analogs of ISIS 2302 incorporating second generation antisense chemistry.

         CANCER

         Much of Isis' work in the area of cancer is focused on specific targets within multigene families believed to be involved in both normal and abnormal cell differentiation and cell growth. Members of multigene families, called isotypes, are extremely similar to one another at the protein level but most likely serve different biological functions. Since traditional drugs are not specific enough to inhibit one isotype within a family without affecting the function of the other related isotypes, it has been difficult to determine the functional differences among them. There is growing evidence that certain isotypes might be involved in abnormal cell differentiation or proliferation. Antisense drug discovery technology exploits the differences among the isotypes at the mRNA level to design drugs that can inhibit specific isotypes.
Selective inhibition of a single isotype may result in less toxicity. Much of Isis' work has focused on multigene families in the signal transduction pathway, the method by which various cellular and extra cellular proteins communicate information necessary for cell function and growth. Disruptions in the production or behavior of signal transduction proteins are involved in numerous proliferative disorders, including cancer.

         Clinical trials of Isis' anticancer compounds demonstrated that antisense drugs can be effective cancer therapeutics. In these trials, Isis' compounds were well tolerated, with none of the serious side effects associated with standard cancer chemotherapies such as bone marrow or immune system suppression, gastrointestinal distress and hair loss.

         ISIS 3521. ISIS 3521 is an antisense compound in Phase II clinical development which inhibits the production of one particular isotype (the [Greek alpha] isotype) of protein kinase C. PKC is a key enzyme in signal transduction, and PKC isotypes are associated with both normal and abnormal cell growth. Isis has been able to specifically inhibit the production of the PKC-[Greek alpha] isotype without inhibiting the production of other isotypes, thus allowing the inhibition of the isotype believed to be involved in abnormal cell growth without inhibiting the isotypes required for healthy cells to grow.

         In specially developed mice with compromised immune systems in which human tumors can be grown (called nude mouse xenograft models), ISIS 3521 showed strong inhibition of tumor growth.

         The Phase I studies included 56 patients with various types of cancer that had not responded to standard treatment. In one study, 36 patients received the drug via a 2-hour infusion 3 times per week for 3 weeks, with redosing every 4 weeks. In a second study, 20 patients received the drug via a 21-day continuous infusion for 3 weeks repeated every 4 weeks. The primary endpoint of the Phase I trials was safety, and all patients were assessed for antitumor effects. In these Phase I trials, the drug was well-tolerated by patients with no significant side effects. We also saw preliminary evidence of anticancer activity. In the short infusion study, 1 patient with lymphoma experienced a partial response (defined as a greater than 50% reduction in measurable disease) that has continued for more than 16 months from the start of therapy. Another patient with lymphoma has had a partial response lasting more than 8 months, and 1 patient with non-small cell lung cancer has experienced disease stabilization for 8 months. In the continuous infusion study, 3 of 4 patients with ovarian cancer showed a decrease in disease. One patient, whose abdominal mass had doubled in size in the month prior to entering the study, experienced a partial response for over 11 months before progressing. One patient experienced a 40% decrease in CA-125, an ovarian tumor marker, for over 5 months, and 1 patient experienced a 75% decrease in CA-125 for more than 7 months.

         We initiated Phase II clinical trials in the third quarter of 1997. In the Phase II trials ISIS 3521 is being evaluated in both single-agent and combination studies in patients with a variety of solid tumors, including ovarian, prostate, breast, brain, colon and lung cancers, and melanomas.

         We are developing ISIS 3521 as part of our antisense research and development collaboration with Novartis. Isis also has additional PKC-[Greek alpha] inhibitors in preclinical development which incorporate second generation chemistry, and which have the potential for increased safety and more convenient dosing, possibly including oral delivery. Isis also has lead compounds that inhibit 2 isotypes of the PKC family, including PKC-[Greek epsilon], believed to be involved in cancer and other diseases.

         ISIS 5132. ISIS 5132 is an antisense compound which inhibits the expression of C-raf kinase, another molecular target involved in cell signaling. C-raf kinase is a member of the raf kinase multi-gene family and is associated with abnormal cell growth. ISIS 5132 selectively inhibits C-raf kinase without inhibiting the production of other members of that multigene family. Studies of ISIS 5132 in cell culture and in nude mouse xenograft models using human tumor cells show that ISIS 5132 inhibits expression of the target C-raf gene.

           In Phase I clinical trials, ISIS 5132 was very well-tolerated. Several patients in this trial experienced disease stabilization. In the 2-hour infusion study, 1 patient with colon cancer experienced a decrease in CEA, a colon cancer marker, with no growth in tumor for approximately 7 months. Another patient with kidney cancer experienced disease stabilization for more than 9 months and continues to be on study. In the continuous infusion study, 1 patient with pancreatic cancer experienced disease stabilization for 7 months and continues on study, 1 patient with kidney cancer experienced disease stabilization for 9 months, and 1 patient with ovarian cancer had a 97% drop in CA-125 after 6 months.

         We initiated Phase II clinical trials of ISIS 5132 in the fourth quarter of 1997. In the Phase II trials ISIS 5132 is being evaluated as a single-agent in studies of patients with a variety of solid tumors, including prostate, breast, ovarian, pancreatic, colon and both small-cell and non-small cell lung cancers. We will also conduct studies examining the use of ISIS 5132 in combination with approved chemotherapies in 1998.

         ISIS 2503. Substantial evidence exists supporting a direct role for ras gene products in the development and maintenance of human cancer. Ras proteins are involved in passing information between cells. Ras, in both normal and mutated forms, is associated with abnormal cell growth and, as such, is associated with cancer. ISIS 2503, a potent selective inhibitor of Harvey ras, has been shown to inhibit abnormal cell growth by inhibiting expression of ras genes in cell culture and animal models. ISIS 2503 has also inhibited the growth of multiple different human cancers in nude mouse xenograft models. In the fall of 1997, we initiated Phase I clinical trials of ISIS 2503. The Phase I trial involves patients with a variety of solid tumors that have not responded to standard cancer therapies.

         HUMAN IMMUNODEFICIENCY VIRUS ("HIV")

         ISIS 5320 was discovered through the Company's combinatorial drug discovery program to prevent replication of HIV. Isis has decided not to pursue further development of this compound. In the Phase I trial, completed in late 1997, ISIS 5320 was well-tolerated but antiviral activity in the regimen studied was minimal. We had initiated this small trial based on promising anti-HIV activity demonstrated in vitro and in animal models, but we knew that the drug would have to demonstrate extraordinary antiviral activity to justify full development. In light of the other product opportunities in our pipeline, we decided not to invest further in development. The National Cancer Institute, which funded much of the preclinical development of ISIS 5320, has the option to do additional work on the compound.

RESEARCH PROGRAMS

         Isis combines its core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drug candidates. The goal of Isis' target-based research programs is to identify antisense and combinatorial drug candidates to treat diseases for which there are substantial markets and for which there is a need for better drugs. In addition, Isis' research programs focus on identifying next-generation compounds to serve as backup compounds to its current products in development and development candidates. Isis' combinatorial drug discovery program is currently focused both on cell adhesion molecules in connection with its collaboration with Boehringer Ingelheim and on identifying broad-spectrum antibacterial agents with a focus on important drug-resistant infections.

         Isis' core technology programs can support multiple target-based antisense research programs without significantly increasing costs. Through these programs, Isis can efficiently explore numerous disease targets and identify the best lead compounds to advance into preclinical development. Isis is currently pursuing antisense and combinatorial drug discovery programs focused on various anti-viral and anti-bacterial targets, inflammatory disease targets, and other key molecular targets that might play critical roles in cancer.

COLLABORATIVE AGREEMENTS

         Isis' strategy is to use alliances with other companies and equity-based financing to increase its financial resources, reduce risk, and retain an appropriate level of ownership of products currently in development. Through alliances with other major pharmaceutical companies, Isis can obtain funding, expand existing programs, learn of new technologies, and gain additional expertise in developing and marketing products. Isis intends to continue this strategy.

         NOVARTIS

         Isis began its research and development collaboration with Ciba-Geigy Limited ("Ciba") in 1990. In 1996, Ciba merged with Sandoz, Ltd. to form a new company called Novartis. As of February 27, 1998, Novartis owned approximately 8% of Isis' outstanding Common Stock.

         The research alliance currently focuses on PKC-[Greek alpha] and C-raf kinase and other undisclosed targets (the "Novartis Targets"). Isis has committed substantial resources to discover and investigate antisense compounds that inhibit the Novartis Targets. Novartis provides financial support for Isis research relating to these targets. Novartis has also committed substantial resources of its own to the research of antisense drugs. Either company may end the collaborative research program beginning in September 1998, with certain exceptions. We are in the process of negotiating an expanded collaborative research program with Novartis..

         Novartis has the option, which can be exercised before clinical development begins, to obtain an exclusive license to develop, manufacture, use, and market compounds produced by the alliance that inhibit the Novartis Targets (the "Novartis Compounds"). If Novartis exercises its option, Isis and Novartis will develop the Novartis Compounds at Novartis' expense. Novartis will pay Isis for achievement of certain milestones as the first 2 Novartis Compounds are developed against each Novartis Target. With certain exceptions, in the event that Novartis fails to exercise its option to license any Novartis Compound, it forfeits all rights to the compound. Novartis has exercised its option with respect to ISIS 5132 and ISIS 3521. At Novartis' expense, Isis is conducting clinical development of these compounds. See "Products Under Development - Cancer - ISIS 3521; ISIS 5132."

         Novartis will pay Isis royalties on the sale of any Novartis Compound. Isis has the right to commercially manufacture ISIS 5132 and ISIS 3521 for additional royalties. Manufacturing of additional Novartis Compounds will be determined based on cost, quality, and supply factors. If Isis is the manufacturer, we will receive additional royalties. Both Novartis and Isis have the right to terminate the collaborative research program beginning in September 1998. Under certain circumstances Novartis may terminate the research program earlier.

         BOEHRINGER INGELHEIM

         In July 1995, Isis and Boehringer Ingelheim formed an alliance to combine the clinical development and research programs of both companies in the field of cell adhesion. Isis contributes its expertise in antisense and combinatorial drug discovery and Boehringer Ingelheim contributes its ongoing program in cell adhesion biology and small molecule library screening capabilities. Both companies provide ongoing funding for the combined research and development program. Either party may terminate the funding requirements under the collaboration agreement if, at the end of 5 years, there are no compounds being developed or commercialized jointly.

         As of February 27, 1998, Boehringer Ingelheim owned approximately 9% of Isis' outstanding Common Stock. In addition to funding one- half of the collaboration's research and development, Boehringer Ingelheim will make additional investments in Isis as certain development milestones are met. Boehringer Ingelheim has already paid Isis a milestone payment of $10 million for the completion of the first Phase II clinical trial of ISIS 2302 in Crohn's disease. It also provided Isis with a $40 million line of credit, which is available under certain circumstances. As of December 31, 1997, outstanding borrowings under this line of credit totaled $ 22.6 million.

         The partnership includes development of ISIS 2302, an antisense inhibitor of ICAM-1, and multiple other preclinical and research compounds targeting other adhesion molecules. Isis and Boehringer Ingelheim will split the operating profits associated with all future products of the partnership. If a partner chooses not to continue to fund its share of the development expenses for a compound, it will receive a certain amount of royalties on any future sales of such compounds rather than a split of operating profits. Boehringer Ingelheim will market the first 2 drugs resulting from the collaboration. Both companies will agree on commercialization responsibilities for any products to follow.

         ISIS 2302 is in a pivotal quality trial for Crohn's disease and Phase II clinical trials for 4 other indications. This compound is being developed by an Isis-led project team as part of the collaboration See "Products Under Development - Inflammatory Diseases."

         CIBA VISION

         In July 1997, the Company entered into an agreement with CIBA Vision, granting it exclusive worldwide distribution rights for fomivirsen. Under the terms of the agreement, Isis will receive $20 million in pre-commercial fees and milestones through the time of regulatory approval in the United States and Europe. In the third quarter of 1997, Isis received the first $5 million of the pre-commercial fees and milestones. While CIBA Vision will market and sell fomivirsen worldwide, we will manufacture and sell fomivirsen to CIBA Vision, at a price that will allow us to share the commercial value of the product with CIBA Vision. An NDA filing for fomivirsen is planned for early 1998. CIBA Vision also has the option to acquire the exclusive license to market and distribute our second generation antisense compound to treat CMV retinitis, ISIS 13312, which is currently in preclinical development. See "Products Under Development - Cytomegalovirus (CMV) Retinitis."

MANUFACTURING

         In the past, production of chemically modified oligonucleotides like those used in the Company's research and development programs, was generally expensive and difficult, except in small quantities. As a result, Isis dedicated significant resources to focus on ways to improve manufacturing capacity. Because all oligonucleotide compounds are made of variants of the same nucleotide building blocks and are produced using the same types of equipment, Isis found that the same techniques used to efficiently manufacture one oligonucleotide drug product proved helpful in improving the manufacturing processes for many other oligonucleotide products. Through the development of several Isis-owned chemical processes for scaling up manufacturing capabilities, we have been able to greatly reduce the cost of producing oligonucleotide compounds. For example, we have significantly reduced the cost of raw materials, while at the same time greatly increasing our capacity to make the compounds. We have both internal programs and outside collaborations with various industry vendors to allow for even greater production.

         We have sufficient manufacturing capacity to meet both current and future research and clinical needs both for ourselves and for our partners. The Company also believes that it has, or will be able to develop or acquire, sufficient supply capacity to meet its anticipated commercial needs. Isis also believes that with reasonably anticipated benefits from increases in scale, we will be able to manufacture antisense compounds at commercially competitive prices.

         In March 1998, Isis established an antisense oligonucleotide manufacturing collaboration with Zeneca Life Science Molecules ("Zeneca LSM"), a leading supplier of chemical and biological compounds to the pharmaceutical and biotechnology industries. Access to an alternate manufacturing source will provide greater flexibility in production scheduling and will reduce the Company's risk of dependence on a single manufacturing site for all of its clinical needs. Under the terms of the 5 year agreement, Zeneca LSM will supplement Isis' primary manufacturing facility in producing antisense oligonucleotides for use in clinical trials. The agreement specifies that Isis will have Zeneca LSM manufacture a certain portion of the drug supplies required for its clincal trials. Isis is not required to make any capital investment to create this manufacturing capability.

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

         The Company's products under development address numerous markets.
The Company's competition will be determined in part by the diseases for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Isis can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

         The development by others of new treatments for the diseases for which the Company is developing compounds could render the Company's compounds non-competitive or obsolete. Furthermore, because of the fundamental differences between antisense and other technologies, there may be applications for which the products of one technology are superior to those of another.
Isis is aware of several companies with late-stage compounds in development for diseases targeted by the Company.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

         As of February 27, 1998, Isis employed 338 individuals, of whom 135 hold advanced degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Isis believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages as of February 28, 1997 are as follows:

STANLEY T. CROOKE, M.D., PH.D.... 52
Chairman of the Board and Chief Executive Officer

         Dr. Crooke was a founder of the Company and has been its Chief Executive Officer and a director since January 1989 and served as its President from January 1989 to May 1994. He was elected Chairman of the Board in February 1991. From 1980 until January 1989, Dr. Crooke was employed by SmithKline Beckman Corporation, a pharmaceutical company, most recently as President of Research and Development of SmithKline & French Laboratories. Dr. Crooke is Chairman of the Board of GeneMedicine, Inc. and a director of SIBIA Neurosciences, Inc., both biotechnology companies, and EPIX Medical, Inc., a developer of magnetic resonance imaging contrast agents. He is also an adjunct professor of pharmacology at the Baylor College of Medicine and the University of California, San Diego.

DANIEL L. KISNER, M.D.... 51
President and Chief Operating Officer

         Dr. Kisner has served as a director of the Company since March 1991, Chief Operating Officer since February 1993 and President since May 1994. He was Executive Vice President of the Company from March 1991 until May 1994. From December 1988 until March 1991, he was a Division Vice President of Pharmaceutical Development for Abbott Laboratories, a pharmaceutical company. He is also a director of Anesta Corporation, a drug delivery company.

B. LYNNE PARSHALL.... 42
Executive Vice President, Chief Financial Officer and Secretary

         Ms. Parshall has served as Executive Vice President since December 1995, Chief Financial Officer of the Company since June 1994, and Secretary since November 1991. From February 1993 to December 1995, she was a Senior Vice President of the Company, and from November 1991 to February 1993, she was a Vice President of the Company. Prior to joining Isis, Ms. Parshall practiced law at Cooley Godward LLP, counsel to the Company, where she was a partner from 1986 to 1991. Ms. Parshall served as Vice President of Business Development of Biotrack, Inc., a medical device company, during 1988 and 1989.


RISK FACTORS

         Please consider the following risk factors carefully in addition to the other information contained in this Report.

UNCERTAINTY ASSOCIATED WITH CLINICAL TRIALS

         We must conduct time-consuming, extensive and costly clinical trials, in compliance with FDA regulations, to show the safety and effectiveness ("efficacy") of each of our drug candidates, as well as its optimum dosage, before the FDA can approve a drug candidate for sale.

          To begin the process, preclinical studies are conducted, first in the research laboratory and then in animals, to identify potential safety problems. For certain diseases, there are animal models that we believe will predict the effects of the drug candidate in humans. For these diseases, a drug candidate is first tested in such an animal model. For several of our drug candidates, no such animal model exists, so evidence of the drug candidate's efficacy must wait until testing on humans. If the research and preclinical development support further development, we must then submit an Investigational New Drug ("IND") application to the FDA to obtain authorization for human clinical testing. However, our IND application may not be granted by the FDA.

         Clinical trials are typically conducted in 3 sequential phases, although the phases may overlap. In Phase I, which typically involves giving the drug to healthy human subjects before giving it to patients, the drug candidate is tested for safety and tolerance. Phase II typically involves studies in a somewhat larger population of diseased patients to identify possible negative effects and safety risks, to begin gathering preliminary effectiveness data and to investigate possible dose sizes and schedules. Phase III trials further evaluate the drug's effectiveness and further test for safety within an expanded patient population. Each trial follows certain standards and procedures set out in a scientific document, called a protocol, that describes the objectives of the study, the standards to be used to monitor safety and the efficacy criteria to be measured. Each proposed study protocol must be submitted to the FDA as part of the IND. In addition, in the United States, each clinical study is observed by an independent Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects and patients and the possible liability of the study center. Foreign countries have similar protocol review procedures and review boards.

         Even when human clinical trials are authorized, such testing of any of our current or future drug candidates may not be completed within the specified time period, if at all. The rate of patient enrollment is a critical factor in determining whether a clinical trial will be completed. Patient enrollment depends upon many different factors, including the number of patients suffering from the disease, the type of procedure involved in the trial, whether patients live near the clinical site and if patients meet the criteria to allow them to participate in the study. Delays in planned patient enrollment may result in significant increased costs and delays to the Company.

         We, the FDA or foreign regulatory agencies may also suspend clinical trials at any time if it is shown that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Clinical testing may show any current or future drug candidate to be unsafe or ineffective, and the FDA or foreign regulatory agency might not approve any such product.

         Once the clinical trials are completed, data from preclinical testing and clinical trials are submitted to the FDA in an NDA in order to obtain approval to sell the drug. Preparing an NDA involves considerable data collection, verification, analysis and expense. The NDA often takes months to prepare. NDA approval may not be granted on a timely basis, if at all. A number of factors are weighed by the FDA in the approval process, including the severity of the disease, whether other treatments are currently available and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied. The FDA may also require additional testing or information prior to approval, or approve the application but require post-marketing testing and surveillance to monitor the safety of the drug. Quality control and appropriate manufacturing procedures are also conditions for NDA approval. We must submit a similar separate application to foreign regulatory agencies for their review in order to obtain approval to sell the drug in other countries.

NO ASSURANCE OF REGULATORY APPROVAL

         The Company's ongoing research and development activities, as well as the production and marketing of the Company's products, are regulated by many federal, state and local governmental authorities in the United States.
Similar regulatory authorities exist in other countries where we intend to test and market our products. Various federal, state and foreign statutes also affect the labeling, storage and record keeping of the drug. The regulatory process, which includes preclinical and clinical testing of each drug candidate to establish its safety and effectiveness, can take many years and is very expensive. Data obtained from preclinical and clinical activities can be interpreted in different ways, which could delay, limit or prevent FDA or other regulatory approval. If FDA drug approval policies change during the period of product development and regulatory review, delays or rejections can also result. The Company, its licensees or its marketing partners may encounter similar delays, difficulties or unanticipated costs in foreign countries. Therefore, even after spending significant amounts of time, money, and effort, regulatory approval may not be obtained for drugs developed by the Company in the United States or in other countries in which it wishes to sell those drugs.

          Even if regulatory approval of a drug is granted, the approval may limit the drug to certain uses or "indications." Additional clinical trials may be necessary to obtain approval for the use of a drug for any additional indications. An approved drug, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections by the FDA or foreign regulatory agencies, even after the drug is on the market. Manufacturers must spend considerable time, money and effort, especially in the areas of production and quality control, to comply with FDA or foreign manufacturing regulations. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions being placed on such product or manufacturer, including forcing a withdrawal of the product from the market. Additionally, if the drug product manufacturer's facility is not approved or if approval is withdrawn, it can take a considerable amount of time to obtain recertification or to certify a new facility. The Company's failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional government regulations may be created in the future that could prevent or delay regulatory approval of our products.

DEPENDENCE ON COLLABORATIVE PARTNERS

         We have relied on certain established pharmaceutical companies interested in our technology and products to pay for a portion of our research and development expenses. We have entered into research, development and distribution agreements with these collaborative partners whereby the partners provide money in exchange for certain research services, product rights and/or marketing rights related to the products or targets involved. Under certain of these agreements, the collaborative partner has some responsibility for conducting preclinical testing and human clinical trials and for preparing and filing the submission for regulatory approval of the drug candidate with the FDA and foreign regulatory agencies. In addition, certain of these agreements provide for Isis to receive royalties or other revenues based on sales of products developed and/or marketed by its corporate partners.

          If any collaborative partner fails to successfully develop or sell any product in which we have rights, our business may be negatively affected. While we believe that our collaborative partners will have sufficient motivation to continue their funding, development and commercialization activities, we cannot be sure that any of these collaborations will be continued or result in successfully commercialized products. The failure of a corporate partner to continue funding any particular program could delay or stop the development or commercialization of any products resulting from such program. In addition, collaborative partners may be pursuing other technologies or developing other drug candidates either on their own or in collaboration with others, including our competitors, to develop treatments for the same diseases targeted by our own collaborative programs. We also may wish to rely on additional collaborative arrangements to develop and commercialize our products in the future. However, we may not be able to negotiate acceptable collaborative arrangements in the future, and, even if successfully negotiated, the collaborative arrangements themselves may not be successful. Our current collaboration agreement with Novartis is scheduled to terminate in September 1998. While we are currently negotiating another collaboration agreement with Novartis which would extend and expand the scope of our collaboration, we may not be able to negotiate acceptable terms for that agreement.

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

         Isis is still at an early stage of development. Most of our resources are dedicated to applying molecular biology and medicinal chemistry to the discovery and development drug candidates based upon antisense technology. Although we have a pipeline of promising antisense drug candidates, with 6 such products in clinical trials, as yet we have no products on the market, and there are no drugs using antisense technology currently on the market. Laboratory results obtained in preclinical studies do not necessarily indicate the results that will be obtained in later stages of preclinical development or in human clinical testing. For example, we are attempting to develop products for certain diseases for which no appropriate animal model that might predict effectiveness currently exists. As a result, drug candidates for these diseases must advance at least to Phase II human clinical trials before we will have evidence of effectiveness outside of the laboratory. Drugs discovered by the Company may not effectively combat the targeted disease and, even if they work, may not be commercially successful.

CONTINUING OPERATING LOSSES

         Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since the Company was founded in January 1989. At December 31, 1997, the Company's accumulated deficit was approximately $154 million. Most of the losses have resulted from costs incurred in connection with the Company's research and development programs and from general and administrative costs associated with the Company's growth and operations. These costs have exceeded the Company's revenues, most of which has come from collaborative arrangements, interest income and research grants. We have received no revenues from product sales. We expect to incur additional operating losses over the next several years and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. Our ability to ever achieve profitability depends upon whether we are able to obtain regulatory approvals for our products, enter into agreements for product development and commercialization and develop the ability to manufacture and sell our products successfully.



FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company believes that it has enough money to satisfy its needs for at least the next 2 years. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs; the size of these programs and progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in existing collaborative relationships and the ability of the Company to establish and maintain additional collaborative arrangements. Need for additional funding will also depend upon the cost of manufacturing products on a larger scale and the ability of the Company to establish and maintain effective marketing and sales activities and arrangements. If the Company finds that it does not have enough money, additional funds may be raised, including through public or private financing. Additional financing may not be available, or, if available, may not be on acceptable terms. If additional funds are raised by issuing equity securities, the shares of existing stockholders will be subject to further dilution and share prices may decline. If adequate funds are not available, the Company may be required to cut back on one or more of its research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others. These arrangements may require the Company to give up rights to certain of its technologies, product candidates or products.

LIMITED LARGE-SCALE MANUFACTURING EXPERIENCE

         Our ability to operate profitably will depend in part on our ability to manufacture our drug products, or to have another company manufacture our products, at a cost low enough to enable us to charge a competitive price to buyers. To successfully establish additional commercial manufacturing capability on a large scale, we must improve our manufacturing processes and reduce our product costs. The manufacture of sufficient quantities of new drugs is typically a time-consuming and complex process. Pharmaceutical products based on chemically modified oligonucleotides have never been manufactured on a large commercial scale. There are a limited number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. We may not be able to manufacture at a cost or in quantities necessary to make commercially successful products.

POSSIBLE OBSOLESCENCE DUE TO TECHNOLOGICAL CHANGE; COMPETITION

         Certain companies, both private and publicly traded, are conducting research and development activities with antisense technology and products. We believe that the investigation of the potential of antisense drugs will continue and may increase as these drug design and development techniques become more widely understood. Our competitors are engaged in all areas of drug discovery in the United States and other countries, are numerous, and include, among others, major pharmaceutical and chemical companies, specialized biopharmaceutical firms, universities and other research institutions. Our competitors may succeed in developing antisense drugs or other new therapeutic drug candidates that are more effective than any drug candidates that we have been developing. Such competitive development could make our technology and products obsolete or non-competitive before we have had enough time to recover our research, development or commercialization expenses.

         Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical trials of new pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed in obtaining regulatory approval for products earlier than we do. Furthermore, if we are permitted to sell products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in part on its ability to obtain patent protection for its products both in the United States and in other countries. The Company files applications, as appropriate, for patents covering both its products and processes. As of December 31,1997, Isis had been issued more than 90 United States patents and more than 70 foreign patents, had received 27 U.S. notices of allowance and had filed more than 250 patent applications in the United States and counterparts of certain of these applications in many foreign countries. Patents may not issue from any of these applications. Patent applications in the United States are maintained in secrecy until the patents actually issue, and publication of discoveries in the scientific or patent journals tends to lag behind the date of the actual discoveries by several months. For these reasons, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Further, the claims allowed under any issued patents may not be broad enough to protect the Company's proprietary position in its technology. In addition, even issued patents may be challenged, invalidated or circumvented by third parties, and the rights granted may not provide us with competitive advantage.

         We must also avoid both infringing patents issued to our competitors and breaching the technology licenses upon which our products might be based. While we are aware of patent applications and patents belonging to competitors, there is always a possibility that a competitor's patent might require us to alter our products or processes, pay licensing fees or stop certain activities. We may not be able to obtain a license to other required technology or, if obtainable, such technology may not be available at reasonable cost. Such developments would cause financial harm to us.

         Costly litigation may also be necessary to enforce any patents issued to us and/or to determine the scope and validity of others' proprietary rights in court or in administrative proceedings. In addition, to determine the priority of inventions, we may find it necessary to participate in interference proceedings declared by the U. S. Patent and Trademark Office or in opposition, nullity or other proceedings before foreign agencies in connection with any of our existing or future patents or patent applications. Further, we may find it necessary to participate, at substantial cost, in International Trade Commission proceedings to reduce or stop importation of goods that would compete unfairly with our products. If required, any of the proceedings described above will result in substantial cost to the Company.

         We also rely on trade secrets and proprietary know-how, which we try to protect, in part, by insisting upon confidentiality agreements with our corporate partners, collaborators, employees and consultants. However, these agreements may be breached, and we may not have adequate remedies for any breach. If this happens, our trade secrets may become known or be independently discovered by competitors.

ABSENCE OF SALES AND MARKETING CAPABILITIES

         We have no experience in sales, marketing or distribution. To market any of our products directly, we must develop an expert marketing and sales force capable of supporting product distribution. We may not be able to build such a sales force at all, or at a reasonable cost, and if we do, our direct sales and marketing efforts may not be successful. As with any new product, the Company's products may not achieve market acceptance in place of existing treatments.


UNCERTAINTIES ASSOCIATED WITH THIRD-PARTY REIMBURSEMENT

         Our ability to successfully sell the Company's products, if any, depends in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health coverage insurers, HMOs and other organizations. Adequate third-party coverage may not be available to allow the Company to obtain satisfactory price levels for third-party payor reimbursements. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the Company's products, the market acceptance of these products will be more difficult.

DEPENDENCE ON KEY EMPLOYEES

         We are dependent on the principal members of our management and scientific staff. The loss of these employees might slow the achievement of important development goals. It is also critical to our success to recruit and retain qualified scientific personnel to perform research and development work. Although we believe we will be successful in attracting and keeping skilled and experienced scientific personnel, we may not be able to do so on acceptable terms, because of stiff competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions.

PRODUCT LIABILITY AND POTENTIAL LIMITS OF INSURANCE COVERAGE

         Drugs used in clinical trials and, if approved, drugs sold on the market may expose the Company to damages claims resulting from the use of such products. Consumers, sellers or distributors of the Company's products can make these claims. We have obtained limited product liability insurance coverage. However, such coverage is becoming increasingly expensive, and we may not be able to afford to buy enough liability insurance to protect the Company against all of the product liability losses that could possibly occur.

USE OF HAZARDOUS MATERIALS

         The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, there is still a risk of accidental contamination or injury. If there was such an accident, the Company could be held liable for any damages that result, which could prove costly. Although we believe that we are in compliance with applicable environmental laws and regulations and currently do not expect to have to spend significant amounts of money for environmental control facilities, we may be required to do so to comply with environmental laws and regulations in the future.

VOLATILITY OF STOCK PRICE

         The market price of our Common Stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. The market price can be affected by many factors, including, for example, fluctuation in our operating results, announcements of technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

ANTI-TAKEOVER PROVISIONS

         Our Certificate of Incorporation provides for classified terms for the members of the Board of Directors. Our Certificate also includes a provision (the "Fair Price Provision") that requires at least 66-2/3% of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, 15% or more of our voting stockholders, except in cases where certain Directors approve the transaction or certain minimum price criteria and other procedural requirements are met. Our Certificate of Incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, special meetings of our stockholders may be called only by the Board of Directors, the Chairman of the Board or the President, or by any holder of 10% or more of the outstanding Common

Stock. The classified board, Fair Price Provision and other charter provisions protect the Company in 2 ways. These provisions may discourage certain types of transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they think may be in their best interests. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock, which may have the effect of delaying or preventing a change in control of the Company without action by the stockholders.


ITEM 2.  PROPERTIES

         Isis occupies approximately 132,000 square feet of laboratory and office space (including a 12,000 square foot GMP manufacturing suite) in 5 buildings located on our "campus" in Carlsbad, California. Three of these buildings are owned by the Company and, as of December 31, 1997, secure approximately $9.3 million in indebtedness of the Company. Two of the buildings are leased. We have also leased 850 sq. ft. of office space in the United Kingdom to accommodate employees supervising European clinical trials. We believe that our facilities will be adequate to meet our needs through 1998.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock (Nasdaq symbol "ISIP") is traded publicly through the
Nasdaq National Market.   The following table presents quarterly information on
the price range of the common stock. This information indicates the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                  HIGH            LOW
                                                  ----            ---
1996
    First Quarter                            $   15.13         $  10.88
    Second Quarter                           $   24.75         $  10.38
    Third Quarter                            $   19.50         $  11.75
    Fourth Quarter                           $   20.50         $  15.38

1997
    First Quarter                            $   19.88         $  15.00
    Second Quarter                           $   17.38         $  12.88
    Third Quarter                            $   18.63         $  12.75
    Fourth Quarter                           $   18.38         $  11.00

         As of January 31, 1998, there were approximately 1,422 stockholders of record of the common stock. The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. Under the terms of certain term loans, the Company will be restricted from paying cash dividends until the loans are fully repaid. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                        1997       1996       1995        1994      1993
                                      --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Research and development revenues     $ 32,470   $ 22,572   $ 12,966   $ 10,088   $ 10,654
Research and development expenses       55,940     45,653     33,175     26,468     25,604
Net loss                               (31,066)   (26,521)   (23,712)   (18,181)   (19,062)
Basic and diluted net loss per share     (1.17)     (1.04)     (1.10)     (0.93)     (1.22)
Shares used in computing basic and
    diluted net loss per share          26,456     25,585     21,514     19,542     15,685

                                                              DECEMBER 31,
                                       ---------------------------------------------------------
                                         1997         1996        1995        1994        1993
                                       ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                          $  86,786   $  77,624   $  77,407   $  43,440   $  54,034
Working capital                           62,573      56,300      60,040      33,679      44,076
Total assets                             117,881     101,305      99,569      66,643      78,814
Long-term debt and capital lease
  obligations, less current portion       56,452      19,864       4,714       9,295       8,847
Accumulated deficit                     (154,133)   (123,067)    (96,546)    (72,834)    (54,653)
Stockholders' equity                      34,852      58,385      75,850      46,019      58,459

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Since its inception in January 1989, almost all of the Company's resources have been devoted to its research, drug discovery and drug development programs. The Company is not yet profitable and expects to continue to have operating losses for the next several years. Isis' revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration agreements increases the amount of research and development activity that the Company is able to fund and offsets a portion of its research and development costs. See Item 1, "Business--Collaborative Agreements." To date, Isis has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

         Years Ended December 31, 1997 and December 31, 1996

         The Company's revenue from collaborative research and development agreements was $32.5 million for the year ended December 31, 1997 compared with $22.6 million in 1996, an increase of 44%. The receipt of a $5 million pre-commercial fee from CIBA Vision together with $4 million in milestone payments from Novartis caused this revenue increase. The $5 million pre-commercial fee from CIBA Vision was the first payment under the terms of a distribution agreement for fomivirsen (ISIS 2922). The $4 million in milestone payments from Novartis was related to the initiation of Phase II clinical studies for ISIS 3521 and ISIS 5132. Interest income was $4.1 million in 1997 versus $4.0 million in 1996.

         Research and development expenses rose 22% to $55.9 million in 1997 from $45.7 million in 1996. The increase in research and development expenses occurred because compounds in preclinical and clinical development are continuing to advance into more expensive stages of development. We expect that research and development expenses will continue to increase as compounds continue to advance in clinical development.

         General and administrative expenses were $8.1 million for 1997 compared with $6.2 million in 1996. This increase is primarily because of expanded business development and investor relations activities and support of our increasing research and development efforts. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development activities.

         Isis' net loss for 1997 was $31.1 million, or $1.17 per share, compared to $26.5 million, or $1.04 per share, for 1996. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

         At December 31, 1997, Isis' net operating loss carryforward for federal income tax purposes was approximately $161.9 million. The company's research credit carryforward for federal income tax purposes was approximately $5.8 million. The company's net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods, due to "change of ownership" provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from the company's net operating loss and tax credit carryforwards. However, there may or may not be additional limitations arising from any future changes in ownership that may have a material adverse impact on the Company.

         Isis believes that inflation and changing prices have not had a material effect on the Company's operations to date.

         Years  Ended December 31, 1996, and December 31, 1995

         Isis' revenue from collaborative research and development agreements was $22.6 in 1996 and $13.0 million in 1995, an increase of 74%. Revenue from collaborative agreements increased because additional preclinical and clinical development efforts were funded by the collaborations with Novartis and Boehringer Ingelheim. The Company's interest income was $4.0 million in 1996 and $3.0 million in 1995. The increase in interest income in 1996 was due to higher cash and short-term investment balances.

         Research and development expenses amounted to $45.7 million in 1996 and $33.2 million in 1995. This increase in research and development expenses resulted from Isis' growing preclinical and clinical development activities.

         General and administrative expenses were $6.2 million in 1996 compared with $5.4 million in 1995. This increase was due to increases in spending for staffing, recruiting and relocation in the business development and investor relations functions.

         The Company's net loss was $26.5 million, or $1.04 per share, in 1996 and $23.7 million, or $1.10 per share, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Isis has financed its operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From its inception through December 31, 1997, Isis has earned approximately $105 million in revenue from contract research and development. The Company has also raised net proceeds of approximately $180 million from the sale of equity securities since it was founded. In 1996 and 1997, Isis borrowed approximately $47.6 million under long-term debt arrangements to finance a portion of its operations.

         As of December 31, 1997, Isis had cash, cash equivalents and short-term investments of $86.8 million and working capital of $62.6 million. In comparison, the Company had cash, cash equivalents and short-term investments of $77.6 million and working capital of $56.3 million as of December 31, 1996. This increase was mainly due to the receipt of $25 million from a private debt financing, $6.4 million from borrowings under a line of credit made available to the Company by Boehringer Ingelheim, and $9.0 in milestone payments and pre-commercial fees from CIBA Vision and Novartis. This increase in cash and short-term investments was offset by the amounts needed to fund operating losses, make investments in capital equipment and building improvements and to make principal payments on debt and capital lease obligations.

         The agreement with Boehringer Ingelheim provides the Company with a $40 million line of credit. This line of credit is available under certain circumstances and is to be used to support the collaboration cell adhesion programs. As of December 31, 1997, the outstanding balance under this line of credit was $22.6 million. See Note 3 to the Financial Statements, "Long-term debt and commitments".

         In October 1997, Isis borrowed $25 million in a private transaction. The loan must be repaid within 10 years. The loan bears interest at 14% per annum. No payments of either principal or interest are required during the first 5 years of the loan. After the first 5 years, interest must be paid quarterly until the end of the loan. No principal payments are required until the end of the loan. Because interest is deferred during the first 5 years, the principal balance will be $50 million on November 1, 2002. In conjunction with this transaction, Isis issued warrants to purchase 500,000 shares of common stock at a price of $25 per share. The warrants will expire on November 1, 2004. The warrants have been valued at

$3.8 million. This amount has been credited to equity. See Note 3 to the Financial Statements, "Long-term debt and commitments".

         As of December 31, 1997, the Company's long-term debt and capital lease obligations totaled $58.7 million compared to $26.1 million at December 31, 1996. This increase was due to the $25 million private debt financing together with the $6.4 million borrowing under the Boehringer Ingelheim line of credit and additional capital lease financing. In addition, 2 new term loans totaling $9.7 million were obtained from a bank to refinance $6.5 million in existing notes secured by the Company's real property. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for the Company's growing business. We will continue to use lease lines as long as the terms continue to remain commercially attractive. We believe that the company's existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet its anticipated requirements for at least 2 years.

YEAR 2000 COMPUTER ISSUES

         Until recently many computer programs were written to store only 2 digits of date-related information. Thus the programs were unable to distinguish between the year 1900 and the year 2000. As a result, many computer experts have significant concerns regarding how those programs will function after December 31, 1999. This is frequently referred to as the "Year 2000 Problem." The Company is in the process of reviewing its computer systems to assess the potential exposure to this problem. Because Isis was founded in 1989 and all of its computer systems have been purchased or upgraded since that time, we believe the risk of material disruption to the Company's operations as a result the presence of this defect in its own computer systems is minimal.

         The Company has also initiated discussions with its significant suppliers, corporate partners and financial institutions to ensure that those parties have appropriate plans to address Year 2000 issues where their systems could impact Isis' operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly modify their computer systems.

         A team of Isis employees is conducting the Company's Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, corporate partners and financial institutions are fully supported. These efforts are scheduled to be completed by early 1999. While the Company believes its planning and preparations will be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement (the "Proxy Statement") which will be filed on or before April 13, 1998 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of stockholders to be held on May 22, 1998.

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

                                    PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  Index to Financial Statements

         The financial statements required by this item are submitted in a separate section beginning on page 32 of this Report.


                                                                                           PAGE
                                                                                           ----
Report of Ernst & Young LLP, Independent Auditors                                           32
Balance Sheets at December 31, 1997 and 1996                                                33
Statements of Operations for the years ended December 31, 1997,
  1996 and 1995                                                                             34
Statements of Stockholders' Equity for the years ended December 31,
  1997, 1996 and 1995                                                                       35
Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995                                                                             36
Notes to Financial Statements                                                               37



(A)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

        None required.

(A)(3)  INDEX TO EXHIBITS

        See Index to Exhibits on pages 30 through 31.

The following management compensatory plans and arrangements are required to be filed as exhibits to this Report pursuant to Item 14(c):


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
  10.2   --      Registrant's 1989 Stock Option Plan, as amended (the "Plan").
  10.3   --      Revised form of Incentive Stock Option Agreement under the Plan.  (1)
  10.4   --      Revised form of Supplemental Stock Option Agreement under the Plan. (1)
  10.5   --      Form of Incentive Stock Option Agreement entered into between Registrant and certain of its officers together with related schedule.  (2)
  10.6   --      Form of Supplemental Stock Option Agreement entered into between Registrant and certain of its officers together with related schedule. (2)
  10.7   --      Registrant's 1992 Non-employee Directors Stock Option Plan, as amended. (1)
  10.8   --      Revised form of Supplemental Stock Option Agreement under Registrant's 1992 Non-
                 employee Directors' Stock Option Plan, as amended. (5)
  10.9   --      Registrant's Employee Stock Purchase Plan.  (3)
  10.11  --      Stock Option Agreement with Daniel L. Kisner, dated as of November 29, 1990.  (4)
----------------

(1) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter September 30, 1996 and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(3)   Filed as an exhibit to the Registrant's Registration Statement on Form
      S-8 (No. 33-42970) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(B)   REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(C)   EXHIBITS

         The exhibits required by this Item are listed under Item 14(a)(3).

(D)   FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 1998.


                                    ISIS PHARMACEUTICALS, INC.

                                By: /s/  STANLEY T. CROOKE, M.D., Ph.D.
                                    -----------------------------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal executive officer)


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

              SIGNATURES                                     TITLE                              DATE
              ----------                                     -----                              ----
/s/  STANLEY T. CROOKE, M.D., PH.D.
-------------------------------------------
     Stanley T. Crooke, M.D., Ph.D.                   Chairman of the Board,
                                                      Chief Executive Officer and
                                                      Director (Principal
                                                      executive officer)                   March 17, 1998
/s/      B. LYNNE PARSHALL
-------------------------------------------
         B. Lynne Parshall                            Executive Vice President and
                                                      Chief Financial Officer
                                                      (Principal financial and
                                                      accounting officer)                  March 17, 1998
/s/       DANIEL L. KISNER, M.D.
-------------------------------------------
         Daniel L. Kisner, M.D.                       President, Chief Operating
                                                      Officer and Director                 March 17, 1998
/s/        BURKHARD BLANK
-------------------------------------------
          Burkhard Blank                              Director                             March 17, 1998

/s/     CHRISTOPHER F. O. GABRIELI
-------------------------------------------
        Christopher F. O. Gabrieli                    Director                             March 17, 1998

/s/       ALAN C. MENDELSON
-------------------------------------------
         Alan C. Mendelson                            Director                             March 17, 1998

                SIGNATURES                              TITLE                               DATE
                ----------                              -----                               ----
/s/       WILLIAM R. MILLER
-------------------------------------------
          William R. Miller                           Director                             March 17, 1998

/s/      MARK B. SKALETSKY
-------------------------------------------
         Mark B. Skaletsky                            Director                             March 17, 1998

/s/         LARRY SOLL
-------------------------------------------
            Larry Soll                                Director                             March 17, 1998

/s/      JOSEPH H. WENDER
-------------------------------------------
          Joseph H. Wender                            Director                             March 17, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1     --      Amended and Restated Certificate of Incorporation. (1)
 3.2     --      Bylaws. (1)
 4.1     --      Reference is made to Exhibits 3.1, 3.2 and 10.19.
 4.2     --      Ciba-Geigy Investor Rights Agreement between the Registrant and Novartis AG, formerly Ciba-Geigy Limited
                 ("Novartis"), dated November 9, 1990. (1)
 4.3     --      Voting Rights Agreement among the Registrant, Novartis and Dr. Crooke, dated November 9, 1990. (1)
 4.4     --      Specimen stock certificate. (1)
 9.1     --      Reference is made to Exhibit 4.4.
10.1     --      Form of Indemnification Agreement entered into between the Registrant and its Directors and officers with related schedule. (1)
10.2     --      Registrant's 1989 Stock Option Plan, as amended.
10.3     --      Revised form of Incentive Stock Option Agreement under the Plan. (8)
10.4     --      Revised form of Supplemental Stock Option Agreement under the Plan. (8)
10.5     --      Form of Incentive Stock Option Agreement entered into between Registrant and certain of its officers together with related schedule. (4)
10.6     --      Form of Supplemental Stock Option Agreement entered into between Registrant and certain of its officers together with related schedule. (4)
10.7     --      Registrant's 1992 Non-Employee Directors Stock Option Plan, as amended. (8)
10.8     --      Revised form of Supplemental Stock Option Agreement under Registrant's 1992 Non-Employee Directors' Stock
                 Option Plan. (9)
10.9     --      Registrant's Employee Stock Purchase Plan. (2)
10.10    --      Form of Employee Assignment of Patent Rights. (1)
10.11    --      Stock Option Agreement with Daniel L. Kisner, dated as of November 29, 1990. (1)
10.12    --      Amended and Restated Research, Development and Licensing Agreement by and between Isis Pharmaceuticals, Inc.
                 and Novartis AG dated February 13, 1996 (with certain confidential information deleted). (7)
10.13    --      License Agreement between the Registrant and the PNA Group dated as of January 29, 1992 (with certain confidential information deleted). (3)
10.14    --      Stock Purchase Agreement between the Registrant and Boehringer Ingelheim International GmbH, dated as of
                 July 18, 1995 (with certain confidential information deleted). (5)
10.15    --      Collaborative Agreement between the Registrant and Boehringer Ingelheim International GmbH, dated as of
                 July 18, 1995 (with certain confidential information deleted).(6)
10.16    --      Agreement between Registrant and CIBA Vision Corporation dated July 10, 1997 (with certain confidential information deleted). (9)
10.17    --      Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $6,000,000; together with the related Deed of Trust and Assignment of Rents dated March 24, 1997. (9)
10.18    --      Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $3,706,620; together with the related Deed of Trust and Assignment of Rents dated March 24, 1997. (9)
10.19    --      Purchase Agreement for 14% Senior Subordinated Discount Notes due November 1, 2007 and Warrants for Common
                 Stock dated October 24, 1997 (with certain confidential information deleted).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.20    --      Asset Purchase Agreement between Registrant and Gen-Probe Incorporated dated December 19, 1997 (with certain confidential information deleted).
23.1     --      Consent of Ernst & Young LLP.
24.1     --      Power of Attorney.  Reference is made to page 33.
27.1     --      Financial Data Schedule.
------------------

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

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Report on Form 8-K dated July 18, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Isis Pharmaceuticals, Inc.

         We have audited the accompanying  balance sheets of Isis
Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the 3 years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isis
Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the 3 years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                             ERNST & YOUNG LLP



San Diego, California
January 23, 1998, except for the first
paragraph of Note 4, as to which
the date is February 27, 1998

                           ISIS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
Current assets:
 Cash and cash equivalents                                                                  $  38,102   $  37,082
 Short-term investments                                                                        48,684      40,542
 Prepaid expenses and other current assets                                                      2,364       1,732
                                                                                            ---------   ---------
         Total current assets                                                                  89,150      79,356

Property, plant and equipment, net                                                             18,785      15,334
Patent costs, net                                                                               7,485       6,157
Deposits and other assets                                                                       2,461         458
                                                                                            ---------   ---------
                                                                                            $ 117,881   $ 101,305
                                                                                            =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                           $   2,843   $   2,362
 Accrued payroll and related expenses                                                           2,242       1,489
 Accrued liabilities                                                                            4,347       2,763
 Deferred contract revenues                                                                    14,893      10,204
 Current portion of long-term debt and capital lease obligations                                2,252       6,238
                                                                                            ---------   ---------
         Total current liabilities                                                             26,577      23,056

Long-term debt and capital lease obligations, less current portion                             56,452      19,864

Commitments (See Note 3)

Stockholders' equity:
 Common stock, $.001 par value; 50,000,000 shares authorized, 26,655,000 shares and 26,201,000 shares issued and outstanding at December 31, 1997 and 1996,
   respectively                                                                                    27          26
 Additional paid-in capital                                                                   188,793     181,248
 Unrealized gain on investments                                                                   165         178
 Accumulated deficit                                                                         (154,133)   (123,067)
                                                                                            ---------   ---------
         Total stockholders' equity                                                            34,852      58,385
                                                                                            ---------   ---------
                                                                                            $ 117,881   $ 101,305
                                                                                            =========   =========


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)





                                                   YEAR ENDED DECEMBER 31,
                                               --------    --------    --------
                                                 1997        1996        1995
                                               --------    --------    --------

Revenues:
 Research and development revenues
  under collaborative agreements               $ 32,470    $ 22,572    $ 12,966
 Interest income                                  4,067       4,012       3,001
                                               --------    --------    --------
                                                 36,537      26,584      15,967
Expenses:
 Research and development                        55,940      45,653      33,175
 General and administrative                       8,078       6,246       5,402
 Interest expense                                 3,585       1,206       1,102
                                               --------    --------    --------
                                                 67,603      53,105      39,679
                                               --------    --------    --------
Net loss                                       $(31,066)   $(26,521)   $(23,712)
                                               ========    ========    ========

Basic and diluted net loss per share           $  (1.17)   $  (1.04)   $  (1.10)
                                               ========    ========    ========

Shares used in computing basic and
  diluted net loss per share                     26,456      25,585      21,514
                                               ========    ========    ========


                            See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                              COMMON STOCK           ADDITIONAL     UNREALIZED                        TOTAL
                                       ---------      ---------       PAID IN       GAINS AND      ACCUMULATED    STOCKHOLDERS'
  DESCRIPTION                            SHARES         AMOUNT        CAPITAL        (LOSSES)        DEFICIT          EQUITY
--------------------                   ---------      ---------      ---------      ---------       ---------       ---------


Balance at December 31, 1994              19,716      $      20      $ 118,833          $--         $ (72,834)      $  46,019

Options exercised and employee
   stock purchase plan                       318           --            1,702           --              --             1,702
Issuances of common stock net of
   repurchases and offering costs          5,215              5         51,655           --              --            51,660
Compensation relating to the
   granting of options                      --             --               63           --              --                63
Change in unrealized gains,
  net of income taxes                       --             --             --              118            --               118
Net loss                                    --             --             --             --           (23,712)        (23,712)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1995              25,249             25        172,253            118         (96,546)         75,850
                                       ---------      ---------      ---------      ---------       ---------       ---------

Options exercised and employee
   stock purchase plan                       543              1          3,164           --              --             3,165
Issuances of common stock net of
   repurchases and offering costs            409           --            5,822           --              --             5,822
Compensation relating to the
   granting of options                      --             --                9           --              --                 9
Change in unrealized gains,
   net of income taxes                      --             --             --               60            --                60
Net loss                                    --             --             --             --           (26,521)        (26,521)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1996              26,201             26        181,248            178        (123,067)         58,385
                                       ---------      ---------      ---------      ---------       ---------       ---------

Options exercised and employee
   stock purchase plan                       454              1          3,306           --              --             3,307
Issuance of warrants to purchase
   common stock                             --             --            3,780           --              --             3,780
Compensation relating to the
   granting of options                      --             --              459           --              --               459
Change in unrealized gains,
   net of income taxes                      --             --             --              (13)           --               (13)
Net loss                                    --             --             --             --           (31,066)        (31,066)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1997              26,655      $      27      $ 188,793      $     165       $(154,133)      $  34,852
                                       =========      =========      =========      =========       =========       =========







                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                 1997           1996           1995
                                                               --------       --------       --------
Operating activities:
 Net loss                                                      $(31,066)      $(26,521)      $(23,712)
Adjustments to reconcile net loss to net cash provided
from (used in) operating activities:
 Depreciation and amortization                                    3,178          2,633          2,814
 Issuance of securities in exchange for technology                 --             --              733
 Compensation related to grant of options and
   stock bonus                                                      459              9             63
 Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                       (632)           (94)           (70)
   Accounts payable                                                 481          1,365           (533)
   Accrued payroll and related expenses                             753            240            309
   Accrued liabilities                                            1,584            (75)           784
   Deferred contract revenues                                     4,689          1,291          4,532
                                                               --------       --------       --------
   Net cash used in operating activities                        (20,554)       (21,152)       (15,080)
                                                               --------       --------       --------
Investing activities:
 Short-term investments                                          (8,142)        (9,598)          (430)
 Unrealized gain on investments                                     (13)            60            118
 Property, plant and equipment                                   (3,454)          (862)        (1,073)
 Patent costs                                                    (1,455)        (1,439)          (742)
 Deposits and other assets                                       (2,098)           568            629
                                                               --------       --------       --------
   Net cash used in investing activities                        (15,162)       (11,271)        (1,498)
                                                               --------       --------       --------
Financing activities:
 Net proceeds from issuance of equity                             7,087          8,987         52,629
 Proceeds from long-term borrowing                               33,320         16,200           --
 Principal payments on debt and capital lease obligations        (3,671)        (2,145)        (2,514)
                                                               --------       --------       --------
   Net cash provided from financing activities                   36,736         23,042         50,115
                                                               --------       --------       --------
Net increase (decrease) in cash and cash equivalents              1,020         (9,381)        33,537
Cash and cash equivalents at beginning of year                   37,082         46,463         12,926
                                                               --------       --------       --------
Cash and cash equivalents at end of year                       $ 38,102       $ 37,082       $ 46,463
                                                               ========       ========       ========

Supplemental disclosures of cash flow information:
 Interest paid                                                 $  2,644       $  1,150       $  1,094
Supplemental disclosures of non-cash investing and
   financing activities:
 Additions to debt and capital lease obligations for
   acquisitions of property, plant and equipment               $  2,953       $  2,325       $    517




                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and business activity--Isis Pharmaceuticals was incorporated in California on January 10, 1989. In conjunction with its initial public offering the Company was reorganized as a Delaware corporation, as Isis Pharmaceuticals, Inc., in April 1991. The Company was organized principally to develop human therapeutic drugs using antisense and combinatorial technology.

         Basic net loss per share--In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share includes the dilutive effects of options, warrants and convertible securities. Options and warrants to purchase common stock were not included in the computation of diluted net loss per share because the effect would be antidilutive. All net losses per share have been presented to conform to Statement No. 128 requirements.

         Contract revenues and expenses--Contract revenues are recorded as earned based on the performance requirements of the collaborative research and development contracts. Payments received in excess of amounts earned are recorded as deferred contract revenues. Research and development costs are expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, costs and expenses of approximately $31,000,000, $29,000,000, and $18,100,000 respectively, were related to collaborative research and development arrangements.

         Cash equivalents and short-term investments--Cash equivalents and short-term investments consist of highly liquid debt instruments. The Company considers instruments with original maturities of less than 90 days to be cash equivalents. The Company has recorded its cash equivalents and short-term investments at fair market value as of December 31, 1997, and has classified all of its investments as available- for-sale. This category includes all securities which the Company does not have the positive intent and ability to hold to maturity. The measurement basis for available-for-sale securities is fair market value. Unrealized gains and losses, net of the related tax effect,
are included as a separate component of stockholders' equity.   See Note 2 -
Investments.

         Property, plant and equipment--Property, plant and equipment is stated at cost and consists of the following (in thousands):

                                                      DECEMBER 31,
                                               -----------------------
                                                 1997           1996
                                               --------       --------
         Land                                  $  1,163       $  1,163
         Buildings and improvements              13,607         12,974
         Equipment                               21,599         16,311
         Furniture and fixtures                     927            441
                                               --------       --------
                                                 37,296         30,889
         Less accumulated depreciation          (18,511)       (15,555)
                                               --------       --------
                                               $ 18,785       $ 15,334
                                               ========       ========

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1997

Depreciation of property, plant and equipment is provided on the straight-line method over estimated useful lives as follows:

Building                                               31.5 years
Improvements                                             15 years
Equipment                                             2.5-5 years
Furniture and fixtures                                    5 years

         Patent costs--The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents using the straight-line method, beginning with the date the patents are issued. Accumulated amortization was $240,000 at December 31, 1997 and $112,000 at December 31, 1996.

    Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVESTMENTS

         The Company invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its short-term investments. As of December 31, 1997, 77% of the debt securities held by the Company had a contractual maturity of one year or less, and the remaining 23% of the portfolio was due within 2.5 years.

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1997

         The following is a summary of available-for-sale securities:

                                                  AVAILABLE-FOR-SALE SECURITIES
                                             -------------------------------------
                                                            GROSS
                                                          UNREALIZED     ESTIMATED
                                               COST          GAINS      FAIR VALUE
                                             -------------------------------------
DECEMBER 31, 1997                                       (in thousands)

U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                  $32,980       $   105       $33,085
U.S. corporate debt securities                15,539            60        15,599
                                             -------------------------------------
   Total debt securities                     $48,519       $   165       $48,684
                                             =====================================

DECEMBER 31, 1996
U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                  $36,416       $   165       $36,581
U.S. corporate debt securities                 3,948            13         3,961
                                             -------------------------------------
   Total debt securities                     $40,364       $   178       $40,542
                                             =====================================

3.  LONG-TERM DEBT AND COMMITMENTS

         In 1997, the Company obtained $25,060,000 in private debt financing. The terms of the financing provide for a 10 year maturity on the debt, interest of 14% per annum and deferred interest payments for the first 5 years of the loan. After the first 5 years, interest must be paid quarterly until the end of the loan. No principal repayments are required until the end of the loan. Because interest is deferred during the first 5 years, the principal balance will be $50 million on November 1, 2002. In conjunction with the debt financing, Isis has issued warrants to the lender to purchase 500,000 shares of common stock, exercisable at $25 per share. The warrants have been valued at $3,780,000 and have been credited to equity. The debt is carried on the balance sheet net of the amortized amount allocated to the warrants, and including accrued interest. The carrying amount at December 31, 1997 was $21,935,000.

         In 1997, the Company obtained 2 new term loans from a bank to refinance existing notes secured by real property and to fund facilities expansion. Both notes are secured by the Company's real property and bear interest at the prime interest rate plus 0.5%. The first note in the amount of $3,707,000 requires monthly principal repayments of $12,433 plus interest with the remaining principal balance due in April 2002. The balance of the note at December 31,
1997 was $3,588,000.   The second note in the amount of $6,000,000 requires
monthly principal repayments of $50,000 plus related interest with the remaining principal balance due in July 2002. The balance at December 31, 1997 was $5,700,000.

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

         In 1996, The Company borrowed $16,200,000 under a $40,000,000 line of credit made available under the terms of its collaborative agreement with Boehringer Ingelheim International GmbH. In 1997, an additional $6,376,000 was borrowed. The borrowed funds are being used to fund research and development costs associated with the collaboration. Borrowings under the line of credit bear interest at the 7 year U.S. interbanking rate plus 2.0%, determined at the time each advance is made. Interest payments are due twice each year with principal repayment due 7 years after the advance date. The principal may be repaid in cash or stock, at the Company's option. If the Company elects to repay the loan in shares of Isis common stock, repayment will be made at a share price equal to 90% of the average market value over the 20 trading days preceding the maturity date. The balance under this line of credit as of December 31, 1997 was $22,576,000.

         The Company leases equipment and certain office and lab space under non-cancelable operating and capital leases with terms through February 2007. Annual future minimum payments under operating and capital leases and future maturities of long-term debt as of December 31, 1997 are as follows (in thousands):

                                                      OPERATING        CAPITAL       LONG-TERM
                                                        LEASES         LEASES          DEBT
                                                       --------       --------       --------

             1998                                      $  1,150       $  1,910       $  3,456
             1999                                           990          1,575          3,388
             2000                                           751          1,247          3,321
             2001                                           743          1,060          3,253
             2002                                           689           --            8,447
         Thereafter                                         715           --           70,905
                                                       --------       --------       --------
Total minimum payments                                 $  5,038          5,792         92,770
                                                       ========
Less amount representing interest                                         (887)       (38,971)
                                                                      --------       --------
Present value of future minimum payments                                 4,905         53,799
Less current portion                                                    (1,503)          (749)
                                                                      --------       --------
Total                                                                 $  3,402       $ 53,050
                                                                      ========       ========

         Rent expense for the years ended December 31, 1997, 1996, and 1995 was $1,030,000, $520,000 and $303,000, respectively. Cost of equipment under capital leases at December 31, 1997 and 1996 was $14,133,000 and $12,781,000,
respectively. Accumulated depreciation of equipment under capital leases at December 31, 1997 and 1996 was $11,177,000 and $9,899,000, respectively.

4.  STOCKHOLDERS' EQUITY

         Stock Option Plans and Other Employee Option Grants--In June 1989, the Company adopted a stock option plan which provides for the issuance of incentive and non-qualified stock options for the purchase of up to 10,200,000 shares of common stock (2,000,000 shares of which remain subject to stockholders' approval) to its employees and certain other individuals. In addition to the options issued under the terms of the 1989 plan, non-qualified options to purchase 319,000 shares of common stock have been granted to certain employees. The plan also includes provisions for the issuance of stock pursuant to restricted stock purchases and bonuses. Typically options expire 10 years from the date of grant. Options granted after December 31, 1995 vest over a 4 year period, with 25% exercisable at the end of 1 year from the date of the grant and the balance vesting ratably thereafter. Options granted before January 1, 1996 generally vest over a 5 year period. At December 31, 1997, a total of 3,377,000 shares

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

were exercisable, with an aggregate exercise price of $26,585,000. As of that date, 8,200,000 shares had been reserved for issuance under the 1989 plan, of which 704,000 were available for future grant.

         In July 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan which provides for the issuance of non-qualified stock options for the purchase of up to 300,000 shares of common stock to its non-employee directors. Options under this plan expire 10 years from the date of grant. Options granted after December 31, 1995 become exercisable in 4 equal annual installments beginning 1 year after the date of grant. Options granted before January 1, 1996 vest over a 5 year period. At December 31, 1997, 99,000 shares issued under this plan were exercisable and 68,000 Shares were available for future grant.

         The following table summarizes stock option activity for the years ended December 31, 1997 and 1996 (in thousands, except per share data):

                                               NUMBER OF
                                                SHARES           PRICE PER SHARE
                                               ----------    -----------------------
         Outstanding at December 31, 1995       5,446         $   .14   to   $ 19.75

         Granted                                1,337           11.38   to     20.00
         Exercised                               (468)            .14   to     17.88
         Terminated                              (222)           4.00   to     18.63
                                               ------
         Outstanding at December 31, 1996       6,093             .14   to     20.00
         Granted                                1,071           13.19   to     19.88
         Exercised                               (395)            .14   to     16.00
         Terminated                              (327)           3.75   to     18.25
                                               ------
         Outstanding at December 31, 1997       6,442             .14   to     20.00
                                               ======

         The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):


                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   ----------------------------------------------------   --------------------------------
                                         WEIGHTED
                       NUMBER            AVERAGE            WEIGHTED          NUMBER           WEIGHTED
   RANGE OF          OUTSTANDING        REMAINING           AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICE     AS OF 12/31/97    CONTRACTUAL LIFE    EXERCISE PRICE   AS OF 12/31/97    EXERCISE PRICE
----------------   --------------    ----------------    --------------   --------------    --------------
   $0.14 - $5.00             1,204         5.40                   $3.29              745             $2.82
   $5.13 - $6.75             1,364         5.75                   $6.18            1,051             $6.17
  $6.81 - $11.13             1,081         5.58                   $8.66              814             $8.55
 $11.25 - $13.13             1,275         7.88                  $12.74              590            $12.74
 $13.18 - $18.00             1,303         8.56                  $16.20              212            $14.91
 $18.13 - $20.00               215         8.60                  $18.57               63            $18.43
                        ----------                                            ----------
  $0.14 - $20.00             6,442         6.74                   $9.80            3,476             $7.89
                         =========                                              ========

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

         Employee Stock Purchase Plan--In 1991, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The plan permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of the offer or the end of each six-month purchase period. During 1997, 58,000 shares were issued to employees at prices ranging from $10.73 to $15.30 per share. In 1996, 75,000 shares were issued at prices ranging from $3.40 to $11.16 per share. At December 31, 1997, 184,000 shares were available for purchase under this plan.

         Stock-Based Employee Compensation--The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense been determined consistent with Statement No. 123, the Company's net loss and basic net loss per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                               1997             1996
                                            ----------       ----------
Net loss - as reported                      $  (31,066)      $  (26,521)
Net loss - pro forma                           (38,004)         (32,200)

Basic net loss per share - as reported      $    (1.17)      $    (1.04)
Basic net loss per share - pro forma             (1.44)           (1.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions for both 1996 and 1997: expected life of 1 year from vesting date for regular employees, 2 years from vesting date for Directors and Vice Presidents, and 4 years from vesting date for Executive Officers; expected dividend yield of zero percent and expected volatility of 60 percent.
Risk-free interest rate was based on the Treasury Bill rate at the end of each quarter during 1996 and 1997. All options granted during the quarter were valued using the same risk-free rate for the quarter. The weighted average fair value of options granted was $7.20 for 1996 and $8.50 for 1997.

         Warrants--In 1993, the Company issued Class A warrants in connection with a strategic alliance with PerSeptive Biosystems, Inc. As of December 31, 1997, 448,001 of the warrants remain outstanding at an exercise price of $7.75 per share. The warrants expire March 15, 1999.

         In 1997, Isis issued 500,000 warrants in conjunction with a private debt financing agreement. As of December 31, 1997, all of the warrants remain outstanding at an exercise price of $25 per share. The warrants expire November 1, 2004. See Note 3.

         As of December 31, 1997, total common shares reserved for future issuance was 10,363,000 (2,000,000 shares of which remain subject to stockholders' approval).

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

5.  INCOME TAXES

         Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. Valuation allowances of $71,400,000 and $55,313,000 have been recognized for 1997 and 1996, respectively, to offset the net deferred tax assets as realization of such assets is uncertain.

                                                        1997               1996
                                                    ------------       ------------
Deferred tax assets:
          Capitalized research expense              $  7,741,000       $  6,287,000
          Net operating loss carryforwards            57,959,000         42,136,000
          Research and development credits             7,258,000          5,683,000
          Other, net                                     889,000          3,131,000
                                                    ------------       ------------
          Total deferred tax assets                   73,847,000         57,237,000

Deferred tax liabilities:
          Patent expense                              (2,447,000)        (1,924,000)
                                                    ------------       ------------
          Total deferred tax liabilities              (2,447,000)        (1,924,000)

          Total net deferred tax assets               71,400,000         55,313,000
          Valuation allowance for deferred tax
            assets                                   (71,400,000)       (55,313,000)
                                                    ------------       ------------
          Net deferred tax assets                   $          0       $          0
                                                    ============       ============

         At December 31, 1997, approximately $2,880,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

         At December 31, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $161,884,000, and $22,606,000, respectively. The Company also had federal and California research credit carryforwards of approximately $5,760,000 and $2,305,000, respectively. The difference between the tax loss carryforwards for federal and California purposes was attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California loss carryforwards. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2004 unless previously utilized. Approximately $3,000,000 of the California tax loss carryforward expired during 1997 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss carryforward will begin expiring in 1998, unless utilized.

         Annual use of the Company's net operating loss and credit carryforwards will be limited under the Internal Revenue Code as a result of cumulative changes in ownership of more than 50% during the periods ended December 31, 1989 and 1991. However, the Company believes that such limitations will not have a material impact upon the utilization of the carryforwards.

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

6.  RESEARCH AND DEVELOPMENT COLLABORATIVE ARRANGEMENTS

         In 1990, Isis entered into a collaborative agreement with Novartis to discover and investigate oligonucleotide compounds active against 4 specific targets In 1996, Isis and Novartis signed a definitive agreement broadening the companies' antisense research and development collaboration to include the development of ISIS 3521 and ISIS 5132, anticancer compounds that were discovered through the research collaboration. The broadened collaboration also includes research to discover additional therapeutic compounds. Under the terms of the expanded collaboration, Novartis is funding the development of both ISIS 3521 and ISIS 5132. Isis receives certain milestone payments from Novartis as these compounds and subsequent compounds arising out of the expanded research program progress through development. Novartis will market these compounds worldwide and will pay Isis a royalty based on sales. Included in the statement of operations for the years ended December 31, 1997, 1996 and 1995 are contract revenues arising from this collaboration totaling $21,106,000, $14,003,000 and $7,308,000, respectively.

         As part of the expanded collaborative relationship, Novartis also made
additional equity investments in Isis totaling $10,000,000 in 1995.   In June
1995, Novartis made a private equity investment purchasing 200,000 shares for $3,000,000. In October 1995, Novartis purchased an additional 700,000 shares for $7,000,000 as part of the Company's public offering. As of December 31, 1997, Novartis owned approximately 8% of the outstanding common stock of the Company.

         In December 1990, the Company entered into an agreement for a collaborative research program with Eisai Co., Ltd. ("Eisai") to discover and investigate oligonucleotide compounds active against CMV. As a result of the collaboration efforts under this program, in December 1992, the Company entered into a co-development agreement with Eisai to develop a specific oligonucleotide compound (ISIS 2922) for North American and European markets. In August 1996, Isis reacquired full ownership of ISIS 2922 in exchange for a royalty on future sales. Included in the statement of operations are co-development revenues of $3,788,000 and $2,720,000 for the years ended December 31, 1996 and 1995, respectively.

         In July 1997, the Company and CIBA Vision Corporation ("CIBA Vision") entered into an agreement granting CIBA Vision exclusive worldwide distribution rights for fomivirsen (ISIS 2922). Under the terms of the agreement, Isis will receive $20 million in pre-commercial fees and milestones payments through the time of regulatory approval in the United States and Europe. Isis will manufacture and sell fomivirsen to CIBA Vision at a price that will allow Isis and CIBA Vision to share the commercial value of the product. CIBA Vision will market and sell fomivirsen worldwide and will be responsible for regulatory approvals outside of the United States and Europe. If regulatory approvals are obtained, CIBA Vision will hold the registrations. Additionally, CIBA Vision received the option to acquire the exclusive license to market and distribute a second generation antisense compound to treat CMV retinitis (ISIS 13312) which is currently in development by Isis. Included in the statement of operations for the year ended December 31, 1997 are contract revenues of $5,000,000 from this arrangement.

         In July 1995, the Company and Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") signed definitive agreements and completed the formation of a major collaboration in cell adhesion drug design, discovery, development and commercialization. Boehringer Ingelheim purchased 2,000,000 shares of common stock for $28,500,000 in cash plus certain license rights. Of the $28,500,000, $21,300,000 was accounted for as equity and $7,200,000 was accounted for as deferred revenue,

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

representing Boehringer Ingelheim's advance payment of research and development costs under the collaboration. In December 1996, coinciding with the achievement of a milestone, Boehringer Ingelheim purchased 409,000 shares for $10,000,000. Of that total, $6,000,000 was accounted for as equity and $4,000,000 as deferred revenue. The agreement also provides that Boehringer Ingelheim is entitled to designate 1 person for election to Isis' Board of Directors. As of December 31, 1997 Boehringer Ingelheim owns approximately 9% of the outstanding common stock of the Company. Boehringer Ingelheim and Isis are providing equal funding for the combined research and development program and will share equally in the profits from all products of the collaboration. Boehringer Ingelheim has also provided Isis with a $40,000,000 line of credit, available under certain circumstances to be used in support of the combined programs. As of December 31, 1997, the outstanding balance under this line of credit was $22,576,000. The statement of operations for the years ended December 31, 1997, 1996 and 1995 reflects contract revenues of $5,603,000, $4,024,000 and $1,267,000, respectively, from this collaboration.

7.  EARNINGS PER SHARE

         In July 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." The Company has adopted the provisions of the new standard. In accordance with the statement, prior periods have not been restated as the effect of the change is not material.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                          YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     1997          1996         1995
                                                   -------       -------       -------
Numerator:
  Numerator for basic net loss per share-
     net loss                                      (31,066)      (26,521)      (23,712)

  Numerator for diluted net loss per share-
     net loss                                      (31,066)      (26,521)      (23,712)

Denominator:
  Denominator for basic net loss per share-
     weighted average shares                        26,456        25,585        21,514

  Denominator for diluted net loss per share-
     weighted average shares                        26,456        25,585        21,514

Basic net loss per share                             (1.17)        (1.04)        (1.10)
                                                   =======       =======       =======

Diluted net loss per share                           (1.17)        (1.04)        (1.10)
                                                   =======       =======       =======


Options and warrants to purchase common stock were not included in the computation of diluted net loss per share because the effect would be antidilutive. For additional disclosures regarding outstanding stock options and warrants, see Note 4-Stockholders' equity.