Form 10-Q
period 1998-03-31
ISIS PHARMACEUTICALS INC
filed 1998-05-13
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission file number 0-19125

                           ISIS PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   33-0336973
                --------                                   ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
          or organization)                             Identification No.)


                     2292 Faraday Avenue, Carlsbad, CA 92008
                     ---------------------------------------
          (Address of principal executive offices, including zip code)


                                 (760) 931-9200
                                 --------------
              (Registrant's telephone number, including area code)




              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1)  Yes [X]     No [ ]      (2) Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock $.001 par value                     26,822,237 shares
   ----------------------------                     -----------------
              (Class)                        (Outstanding at May 1, 1998)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                               PAGE
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Balance Sheets as of March 31, 1998 and December 31, 1997   3

          Condensed Statements of Operations for the three months
          ended March 31, 1998 and 1997                                         4

          Condensed Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997                                         5

          Notes to Financial Statements                                         6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations                                                 7

          Liquidity and Capital Resources                                       8

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings                                                     9

ITEM 2:   Changes in Securities                                                 9

ITEM 3:   Default upon Senior Securities                                        9

ITEM 4:   Submission of Matters to a Vote of Security Holders                   9

ITEM 5:   Other Information                                                     9

ITEM 6:   Exhibits and Reports on Form 8-K                                      9

SIGNATURES                                                                      10

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)



                                     ASSETS

                                                                                     March 31,     December 31,
                                                                                       1998            1997
                                                                                     ---------      ---------
                                                                                    (Unaudited)       (Note)
Current assets:
    Cash and cash equivalents                                                        $  27,786      $  38,102
    Short-term investments                                                              41,746         48,684
    Prepaid expenses and other current assets                                            2,312          2,364
                                                                                     ---------      ---------
                Total current assets                                                    71,844         89,150

Property, plant and equipment, net                                                      19,093         18,785
Patent costs, net                                                                        7,959          7,485
Deposits and other assets                                                                2,422          2,461
                                                                                     ---------      ---------
                                                                                     $ 101,318      $ 117,881
                                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                                                 $   1,200      $   2,843
    Accrued payroll and related expenses                                                 1,095          2,242
    Accrued liabilities                                                                  4,744          4,347
    Deferred contract  revenues                                                         10,705         14,893
    Current portion of long term debt and capital lease obligations                      2,239          2,252
                                                                                     ---------      ---------
                Total current liabilities                                               19,983         26,577

Long-term debt and capital lease obligations, less current portion                      56,696         56,452

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized, 26,797,000 shares and 26,655,000 shares issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                                                      27             27
    Additional paid-in capital                                                         189,883        188,793
    Unrealized gain on investments                                                         389            165
    Accumulated deficit                                                               (165,660)      (154,133)
                                                                                     ---------      ---------
                Total stockholders' equity                                              24,639         34,852
                                                                                     ---------      ---------
                                                                                     $ 101,318      $ 117,881
                                                                                     =========      =========



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)


                                                               Three months ended
                                                                   March 31,
                                                              1998          1997
                                                            --------      --------
Revenue:
    Research and development revenues
      under collaborative agreements                        $  5,840      $  4,626
    Interest income                                            1,055           947
                                                            --------      --------
                                                               6,895         5,573

Expenses:
    Research and development                                  14,859        11,786
    General and administrative                                 1,858         1,707
    Interest expense                                           1,704           634
                                                            --------      --------
                                                              18,421        14,127
                                                            --------      --------
Net loss                                                    $(11,526)     $ (8,554)
                                                            ========      ========

Basic and diluted net loss per share                        $   (.43)     $   (.33)
                                                            ========      ========

Shares used in computing basic and diluted net loss per
     share                                                    26,740        26,278
                                                            ========      ========



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                  1998            1997
                                                                                 --------       --------
Cash used in operations:                                                         $(17,182)      $ (3,711)

Investing activities:
     Short-term investments                                                         6,938         (4,604)
     Property and equipment                                                        (1,071)        (2,678)
     Other assets                                                                    (322)          (268)
                                                                                 --------       --------
                 Net cash provided from (used in) investing activities              5,545         (7,550)
                                                                                 --------       --------

Financing activities:
       Net proceeds from issuance of common stock                                   1,090          1,136
       Proceeds from long-term borrowings                                             903             --
       Principal payments on debt and capital lease obligations                      (672)          (708)
                                                                                 --------       --------
                 Net cash provided from financing activities                        1,321            428
                                                                                 --------       --------
Net decrease in cash and cash equivalents                                         (10,316)       (10,833)

Cash and cash equivalents at beginning of period                                   38,102         37,082
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 27,786       $ 26,249
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                                             $    335       $    240

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Additions to capital lease obligations for acquisitions of property,
       plant and equipment                                                       $     --       $    386


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

            The unaudited interim financial statements for the three months ended March 31, 1998 and 1997 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1997. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.          SUBSEQUENT EVENTS

            In April 1998, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration for fomivirsen, a drug to treat CMV retinitis. As a result of this NDA filing, the Company received a $5 million milestone payment from CIBA Vision.

            On May 1, 1998, the Company completed a follow-on $15 million private debt financing. This financing was a follow-on to the Company's October 1997 $25 million private debt financing and has the same terms. The debt, which is not convertible, will mature on November 1, 2007, and bears interest at 14% per annum. No payments of either principal or interest are required until February 1, 2003. Thereafter, interest must be paid quarterly until the end of the loan. No principal payments are required until maturity. In conjunction with this transaction, Isis issued warrants to the lender to purchase 300,000 shares of common stock at a price of $25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            In addition to historical information contained in this Report, this Report contains forward-looking statements regarding the Company's business and products and their projected prospects and qualities as well as the Company's relationships with its corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1997 which is on file with the U.S. Securities and Exchange Commission, a copy of which is available from the Company.

            Since its inception in January 1989, almost all of the Company's resources have been devoted to its research, drug discovery and drug development programs. The Company is not yet profitable and expects to continue to have operating losses for the next several years. Isis' revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration increases the amount of research and development activity that the Company is able to fund and offsets a portion of its research and development costs. To date, Isis has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

            The Company's revenue from collaborative research and development agreements was $5.8 million for the quarter ended March 31, 1998, compared with $4.6 million for the same period in 1997, a 26% increase. The revenue increase was primarily due to the increasing level of development activity supported by our corporate partners. The Company also had interest income totaling $1.1 million for the quarter compared with $0.9 million for the same period in 1997. This increase in interest income was primarily due to higher average investment balances in the quarter ended March 31, 1998.

            Research and development expenses increased 26% to $14.9 million for first quarter of 1998 from $11.8 million for the same period in 1997. The overall increase in research and development expenses was driven by the cost of preclinical and clinical activities to support the increasing number of compounds in clinical trials. We expect that research and development expenses will continue to increase as compounds continue to advance in clinical development.

            General and administrative expenses increased 9% to $1.86 million for the quarter ended March 31, 1998, from $1.71 million for the same period in 1997. This increase in general and administrative expense is related to additional staffing in general and administrative functions required to support the growth in research and development. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development efforts.

            Interest expense increased to $1.7 million for the first quarter of 1998 from $0.6 million in the first quarter of 1997. This increase in interest expense is principally due to the interest cost related to the $25 million private debt financing completed in the fourth quarter of 1997.

            During the quarter ended March 31, 1998, the Company recorded a net loss of $11.5 million, or $.43 per share, compared with $8.6 million, or $.33 per share, for the same period in 1997. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

            The Company believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

            Isis has financed its operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From its inception through March 31, 1998, Isis has earned approximately $111 million in revenue from contract research and development. The Company has also raised net proceeds of approximately $180 million from the sale of equity securities since it was founded. In 1996 and 1997, Isis borrowed approximately $47.6 million under long-term debt arrangements to finance a portion of its operations.

            As of March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $69.5 million and working capital of $51.9 million. In comparison, the Company had cash, cash equivalents and short-term investments of $86.8 million and working capital of $62.6 million as of December 31, 1997. The decreases in cash and working capital during the quarter resulted from the funding of operating losses, investments in capital equipment and principal payments on debt and capital lease obligations.

            The Company's collaborative agreement with Boehringer Ingelheim provides Isis with a $40 million line of credit. This line of credit is available under certain circumstances and is to be used to support the collaboration cell adhesion programs. As of March 31, 1998, the outstanding balance under this line of was $22.6 million.

            In October 1997, Isis borrowed $25 million in a private transaction. The loan bears interest at 14% per annum and must be repaid on November 1, 2007. No payments of either principal or interest are required during the first five years of the loan. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. Because interest is deferred during the first five years, the principal balance will accrue to a total of $50 million on November 1, 2002. In conjunction with this transaction, Isis issued warrants to purchase 500,000 shares of common stock at a price of $25 per share. The warrants expire on November 1, 2004. On May 1, 1998, the Company completed a $15 million follow-on debt financing on the same terms. See
Note 2 to the Financial Statements, "Subsequent events."

            The Company had long-term debt and capital lease obligations at March 31, 1998 totaling $56.7 million, versus $56.5 million at December 31, 1997. This increase was due to the accrual of interest on the ten-year described above, partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for the Company's growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that the Company's existing cash, cash equivalents and short-term investments, combined with interest income, contract revenue and the $15 million proceeds of the May 1, 1998 debt financing will be sufficient to meet its anticipated requirements for at least two years.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

            None.

     b.     Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISIS PHARMACEUTICALS, INC.
                                             (Registrant)





Date:   May 8, 1998                 By: /S/ STANLEY T. CROOKE
                                        ---------------------------------------
                                        Stanley T. Crooke, M.D., Ph.D.
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Date:   May 8, 1998                 By:  /S/ B. LYNNE PARSHALL
                                         ---------------------------------------
                                         B. Lynne Parshall
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)