Form 10-Q
period 1998-06-30
ISIS PHARMACEUTICALS INC
filed 1998-08-14
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

       Commission file number 0-19125

                           ISIS PHARMACEUTICALS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0336973
     -------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

                     2292 Faraday Avenue, Carlsbad, CA 92008
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (760) 931-9200
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)    Yes  [X] No  [ ]                         (2) Yes  [X]  No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock $.001 par value                  26,907,483 shares
      ----------------------------           ------------------------------
                 (Class)                     (Outstanding at July 31, 1998)

                    EXHIBIT INDEX: Located at page number 10.

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I       FINANCIAL INFORMATION

ITEM 1:      Financial Statements

             Condensed Balance Sheets as of June 30, 1998 and December 31, 1997      3

             Condensed Statements of Operations for the three months
             and six months ended June 30, 1998 and 1997                             4

             Condensed Statements of Cash Flows for the six  months
             ended June 30, 1998 and 1997                                            5

             Notes to Financial Statements                                           6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

             Results of Operations                                                   7

             Liquidity and Capital Resources                                         8

             Year 2000 Computer Issues                                               9

PART II      OTHER INFORMATION

ITEM 1:      Legal Proceedings                                                      10

ITEM 2:      Changes in Securities                                                  10

ITEM 3:      Default upon Senior Securities                                         10

ITEM 4:      Submission of Matters to a Vote of Security Holders                    10

ITEM 5:      Other Information                                                      10

ITEM 6:      Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                          12

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                        ----------      ------------
                                                                        (Unaudited)        (Note)
Current assets:
  Cash and cash equivalents                                             $   38,852       $   38,102
  Short-term investments                                                    45,515           48,684
  Prepaid expenses and other current assets                                  2,815            2,364
                                                                        ----------       ----------
          Total current assets                                              87,182           89,150

Property, plant and equipment, net                                          19,787           18,785
Patent costs, net                                                            8,266            7,485
Deposits and other assets                                                    2,400            2,461
                                                                        ----------       ----------
                                                                        $  117,635       $  117,881
                                                                        ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    2,746       $    2,843
  Accrued payroll and related expenses                                       1,482            2,242
  Accrued liabilities                                                        4,066            4,347
  Deferred contract  revenues                                               22,558           14,893
  Current portion of long term debt and capital lease
  obligations                                                                2,166            2,252
                                                                        ----------       ----------
          Total current liabilities                                         33,018           26,577

Long-term debt and capital lease obligations, less current portion          71,919           56,452

Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 26,855,000 shares and 26,655,000 shares
    issued and outstanding at June 30, 1998 and December 31, 1997,
    respectively                                                                27               27
  Additional paid-in capital                                               191,913          188,793
  Unrealized gain on investments                                               266              165
  Accumulated deficit                                                     (179,508)        (154,133)
                                                                        ----------       ----------
          Total stockholders' equity                                        12,698           34,852
                                                                        ----------       ----------
                                                                        $  117,635       $  117,881
                                                                        ==========       ==========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)

                                         Three months ended               Six  months ended
                                              June 30,                         June 30,
                                       ------------------------        ------------------------
                                         1998            1997            1998            1997
                                       --------        --------        --------        --------
Revenues:
  Research and development
     revenue under collaborative
     agreements                        $  5,832        $  5,793        $ 11,672        $ 10,419
  Interest income                         1,216             766           2,271           1,713
                                       --------        --------        --------        --------
                                          7,048           6,559          13,943          12,132
Expenses:
  Research and development               16,532          13,374          31,391          25,160
  General and administrative              2,261           2,054           4,119           3,761
  Interest expense                        2,102             557           3,806           1,191
                                       --------        --------        --------        --------
                                         20,895          15,985          39,316          30,112
                                       --------        --------        --------        --------
Net loss                               $(13,847)       $ (9,426)       $(25,373)       $(17,980)
                                       ========        ========        ========        ========

Basic and diluted net loss
  per share                            $   (.52)       $   (.36)       $   (.95)       $   (.68)

Shares used in computing basic
  and diluted net loss per share         26,836          26,381          26,788          26,330
                                       ========        ========        ========        ========

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                          Six months ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1998            1997
                                                                      --------        --------
Cash used in operations:                                              $(15,112)       $(11,698)

Investing activities:
    Short-term investments                                               3,169           5,797
    Property and equipment                                              (1,881)         (3,856)
    Other assets                                                          (817)         (1,492)
                                                                      --------        --------
            Net cash provided from investing activities                    471             449
                                                                      --------        --------
Financing activities:
    Net proceeds from issuance of common stock                           3,120           1,659
    Proceeds from long-term borrowings                                  13,354          11,378
    Principal payments on debt and capital lease obligations            (1,083)         (3,019)
                                                                      --------        --------
           Net cash provided from  financing activities                 15,391          10,018
                                                                      --------        --------
Net increase (decrease) in cash and cash equivalents                       750          (1,231)

Cash and cash equivalents at beginning of period                        38,102          37,082
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 38,852        $ 35,851
                                                                      ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                     $  1,599        $  1,080

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Additions to long-term debt obligations for acquisitions of
      property, plant and equipment                                   $    919        $    670

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The unaudited interim financial statements for the three and six month periods ended June 30, 1998 and 1997 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1997. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       COMPREHENSIVE INCOME

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation adjustments and unrealized gains and losses on its available-for-sale securities. SFAS 130 also requires the Company to reclassify financial statements for earlier periods provided for comparative purposes. For the three and six month periods ended June 30, 1998 and 1997 comprehensive income was not materially different than net income.

3.       SUBSEQUENT EVENT

        In August 1998, the Company entered into an agreement to exclusively license its issued patents covering immune stimulation by phosphorothioate oligonucleotides to CpG ImmunoPharmaceuticals, Inc. The agreement grants CpG ImmunoPharmaceuticals, Inc. exclusive worldwide rights to certain applications covered by issued U.S. Patents No. 5,663,153; No. 5,723,335; and related patent applications, not including claims for antisense therapeutics. The terms of the agreement provide that the Company will receive $5 million in cash payments in 1998. In addition, Isis will receive a 5% equity interest in CpG ImmunoPharmaceuticals, Inc. Based on recent cash purchases of equity securities of CpG ImmunoPharmaceuticals, Inc., the value of Isis' equity position will approximate $1.4 million.

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

        Since its inceptions in January 1989, almost all of the Company's resources have been devoted to its research, drug discovery and drug development programs. The Company is not yet profitable and expects to continue to have operating losses for the next several years. Isis' revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration increases the amount of research and development activity that the Company is able to fund and offsets a portion of its research and development costs. To date, Isis has not received any significant revenue from the sale of products.

RESULTS OF OPERATIONS

        The Company's revenue from collaborative research and development agreements was $5.8 million for the second quarter and $11.7 million for the six month period ended June 30, 1998, compared with $5.8 million and $10.4 million, respectively, for the same periods in 1997. The revenue increase was primarily due to the increasing level of development activity supported by our corporate partners. The Company also had interest income totaling $1.2 million for the quarter and $2.3 million for the six month period compared with $0.8 million and $1.7 million for the same periods in 1997. This increase in interest income was primarily due to higher average investment balances in the quarter ended June 30, 1998.

        Research and development expenses increased to $16.5 million for the three months and $31.4 million for the six months ended June 30, 1998 from $13.4 million and $25.2 million for the same periods in 1997. This increase was attributable to an increase in preclinical and clinical development activities including compounds advancing into more expensive stages of clinical development. We expect that research and development expenses will continue to increase as compounds continue to advance in clinical development.

        General and administrative expenses increased to $2.3 million for the quarter and $4.1 million for the six months ended June 30, 1998, from $2.1 million and $3.8 million for the same periods in 1997. This increase in general and administrative expense is related to additional staffing in general and administrative functions required to support the growth in research and development. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development efforts.

        Interest expense increased to $2.1 million for the second quarter and $3.8 million for the six month period ended June 30, 1998, compared with $0.6 million and $1.2 million for the same periods in 1997. This increase in interest expense is due to borrowing $25 million in a private debt financing completed in the fourth quarter of 1997 with an additional $15 million follow-on private debt financing in the second quarter of 1998. Under the terms of these financing arrangements payment of interest is deferred for the first five years. Therefore, of the $2.1 million of interest expense recognized in the second quarter, $1.3 million was accrued under the long-term debt agreements and will not require current cash payment. Similarly, of the $3.8 million interest expense for the six-month period ended June 30, 1998, $2.2 million was accrued under the long-term debt agreements and will not require current cash payment.

        During the quarter ended June 30, 1998, the Company recorded a net loss of $13.8 million, or $0.52 per share, compared with $9.4 million, or $0.36 per share, for the same period in 1997. During the six-month period ended June 30, 1998, the Company's net loss amounted to $25.4 million, or $0.95 per share, compared to $18.0 million, or $0.68 per share for the same period in 1997. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

        The Company believes that inflation and changing prices have not had a material effect on its ongoing operations to date.

LIQUIDITY AND CAPITAL RESOURCES

        Isis has financed its operations with revenue from contract research and development through the sale of equity securities and the issuance of long-term debt. From its inception through June 30, 1998, Isis has earned approximately $117 million in revenue from contract research and development. The Company has also raised net proceeds of approximately $180 million from the sale of equity securities since it was founded. Since 1996, Isis has borrowed approximately $62.6 million under long-term debt arrangements to finance a portion of its operations.

        As of June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $84.4 million and working capital of $54.2 million. In comparison, the Company had cash, cash equivalents and short-term investments of $86.8 million and working capital of $62.6 million as of December 31, 1997. The decreases in cash and working capital resulted from the funding of operating losses, investments in capital equipment and principal payments on debt and capital lease obligations, offset in part, by an additional $15 million private debt financing.

        The Company's collaborative agreement with Boehringer Ingelheim provides Isis with a $40 million line of credit. This line of credit is available under certain circumstances and is to be used to support the collaboration cell adhesion programs. As of June 30, 1998, the outstanding balance under this line of credit was $22.6 million.

        In October 1997, Isis borrowed $25 million in a private transaction. The loan bears interest at 14% per annum and must be repaid on November 1, 2007. No payments of either principal or interest are required during the first five years of the loan. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with this transaction, Isis issued warrants to purchase 500,000 shares of common stock at a price of $25 per share. On May 1, 1998, the Company completed a follow-on $15 million private debt financing. This financing was a follow-on to the Company's October 1997 $25 million private debt financing and bears the same terms and conditions. Because interest is deferred during the first five years, the combined principal balance of both borrowings will accrue to a total of $78 million on November 1, 2002. In conjunction with this follow-on transaction, Isis issued warrants to purchase 300,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. The debt under these arrangements is carried on the balance sheet net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at June 30, 1998 was $42.4 million.

        The Company had long-term debt and capital lease obligations at June 30, 1998 totaling $71.9 million, versus $56.5 million at December 31, 1997. This increase was due to the additional follow-on debt financing and the accrual of interest on the ten-year notes described above, partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for the Company's growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that the Company's existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet its anticipated requirements for at least two years.

Year 2000 Computer Issues

        Until recently many computer programs were written to store only 2 digits of date-related information. Thus the programs were unable to distinguish between the year 1900 and the year 2000. As a result, many computer experts have significant concerns regarding how those programs will function after December 31, 1999. This is frequently referred to as the "Year 2000 Problem." The Company is in the process of reviewing its computer systems and other equipment that utilize embedded microprocessors to assess the potential exposure to this problem. Because Isis was founded in 1989 and all of its computer systems and equipment have been purchased or upgraded since that time, we believe the risk of material disruption to the Company's operations as a result of the presence of this defect in its own computer systems and equipment is minimal.

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

        A team of Isis employees is conducting the Company's Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, corporate partners and financial institutions are fully supported. These efforts are scheduled to be completed by early 1999. While the Company believes its planning and preparations will be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company does not yet have a formal contingency plan. A contingency plan will be finalized as the risk assessment is completed. Based on the information obtained to date, the cost of identifying and remediating exposures to the Year 2000 Problem is not expected to be material to the Company's results of operations or financial position.

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual Meeting of Stockholders on May 22, 1998.

        (b) Burkhard Blank, M.D., Stanley T. Crooke, M.D. Ph.D. and Mark B. Skaletsky were elected to serve as directors for a three-year term and until their successors are duly elected and qualified.

                                              Votes in Favor      Votes Withheld
                                              --------------      --------------
         Burkhard Blank                         26,104,455            356,894
         Stanley T. Crooke                      26,111,827            356,772
         Mark B. Skaletsky                      26,111,427            357,172

        Other directors whose terms of office continued after the Annual Meeting were as follows: Christopher F. O. Gabrieli, Daniel L. Kisner, M.D., Alan C. Mendelson, J.D., William R. Miller, Larry Soll, Ph.D., and Joseph H. Wender.

        (c) The following items were approved at the Annual Meeting:

            (1) An increase in the number of shares authorized for issuance under the Company's 1998 Stock Option Plan from 8,200,000 to 10,200,000, the extension of the term of the 1989 Plan until January 31, 2008 and the amendment to the stockholder approval requirements of the 1989 Plan.

                      Votes in favor:                     14,082,001
                      Votes withheld:                      2,411,387
                      Abstentions:                           151,590
                      Unvoted:                             9,823,621

            (2) The selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

                      Votes in favor:                     26,336,372
                      Votes withheld:                         68,746
                      Abstentions:                            63,481

ITEM 5. OTHER INFORMATION

        Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company by December 14, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        The following documents are exhibits to this Form 10-Q:

        10.1 First Supplement to Purchase Agreement for 14% Senior Subordinated Discount Notes due November 1, 2007 and Warrants for Common Stock dated May 1, 1998 (with certain confidential information deleted).

        10.2 Research Collaboration and License Agreement between Merck & Co., Inc. and Isis Pharmaceuticals, Inc. dated June 1, 1998 (with certain confidential information deleted).

        27    Financial Data Schedule

     b. Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ISIS PHARMACEUTICALS, INC.
                                  (Registrant)


Date: August 14, 1998   By: /S/ STANLEY T. CROOKE
                            ----------------------------------------------------
                            Stanley T. Crooke, M.D., Ph.D.
                            Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date: August 14, 1998   By: /S/ B. LYNNE PARSHALL
                            ----------------------------------------------------
                            B. Lynne Parshall
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)