Form 10-K405
period 1998-12-31
ISIS PHARMACEUTICALS INC
filed 1999-03-31
CIK 874015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $297,565,000 as of February 26, 1999.*

     The number of shares of common stock outstanding as of February 26, 1999 was 27,169,623.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Registrant's definitive Proxy Statement which will be filed on or before April 13, 1999 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 12, 1999 is incorporated by reference into Part III of this Report.
---------------------------
- Excludes 2,501,021 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10 percent of the shares outstanding at February 26, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K contains forward-looking statements regarding the Company's business, the therapeutic and commercial potential of its technologies and products in development. Such statements are subject to certain risks and uncertainties, particularly those risks or uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K including those identified in the section of Item 1 entitled "Risk Factors." As a result, the reader is cautioned not to rely on these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Isis Pharmaceuticals, Inc. is a leader in the discovery and development of a new class of drugs based on antisense technology. With antisense technology, we believe we can design drugs that are safer and more effective than traditional drugs. We combine our expertise in molecular and cellular biology with antisense drug discovery techniques to design drugs to fight a wide range of diseases, including infectious and inflammatory diseases and cancer. In 1998, our first drug was approved for commercial sale. In addition, we have five antisense compounds in human clinical trials, with additional compounds arising out of our broad research program in preclinical development.

     Through our expertise in medicinal chemistry and RNA structure and function, we have also developed a proprietary RNA-targeting drug discovery program. This program is being run by our Ibis Therapeutics division and allows us to use genomic information to identify novel structural targets and to quickly create and screen, as potential drugs, large libraries of small molecule compounds designed to inhibit those targets.

     In August 1998, the U. S. Food and Drug Administration approved Vitravene(TM) (fomivirsen) to treat CMV retinitis in AIDS patients. Vitravene(TM) is the first antisense drug to be approved for marketing by the FDA. CIBA Vision, our distribution partner for this drug, launched Vitravene(TM) in November 1998. CIBA Vision is the eye care unit of life sciences leader Novartis Pharma AG. In 1998, we also filed an application for European marketing approval for Vitravene(TM). That application is presently being reviewed by the European regulatory authorities.

     This chart represents the pipeline of Isis products currently in preclinical and clinical development:

                           ISIS DEVELOPMENT PIPELINE
                                     [LOGO]

     ISIS 2302 is in clinical trials to treat a variety of inflammatory diseases and conditions. ISIS 2302 targets intercellular adhesion molecule-1, ICAM-1, which is involved in many such diseases. We are testing ISIS 2302 against Crohn's disease, psoriasis, ulcerative colitis, renal transplant rejection and asthma. In a Phase II study of patients with Crohn's disease, an encouraging number of patients receiving ISIS 2302 had their symptoms improve. A statistically significant (p=0.0001) number were also able to reduce, and for some patients completely eliminate, their steroid use, the most common treatment for Crohn's disease. Because of these positive results, we began a pivotal quality trial of ISIS 2302 in Crohn's disease in 1997. The 300 patient, pivotal quality trial in Crohn's disease should be completed in late 1999. We continue to be optimistic about the potential of ISIS 2302 to treat Crohn's disease. Toward that end, we are completing the pivotal trial and plan to move expeditiously toward a regulatory submission, assuming that the data are supportive.

     The kidney transplant Phase II trial of ISIS 2302 is progressing, and we anticipate completion in mid-1999. We will make the data available after completion of the trial. We are also pursuing development of ISIS 2302 as a topical treatment for psoriasis, as an enema formulation for treatment of ulcerative colitis, and as an aerosol formulation for treatment of asthma. We intend to initiate clinical trials in as many of these indications as resources permit in the near term.

     We recently completed the analysis of the Phase II, 43 patient study of ISIS 2302 in rheumatoid arthritis. We saw evidence of therapeutic activity. ISIS 2302 was well tolerated, and the safety profile of the drug continues to be attractive. Based on this outcome, we are pursuing development of a second-generation, orally active antisense inhibitor of ICAM-1 in lieu of continuing development of ISIS 2302 in rheumatoid arthritis. We continue to believe that inhibition of ICAM-1 is a promising anti-inflammatory strategy in rheumatoid arthritis and will continue to test second-generation inhibitors of this target for this disease.

     ISIS 3521 is in Phase II clinical trials as an anticancer agent, both alone and in combination with traditional cancer chemotherapies. The Phase II trials are studying the effect of this drug in treating a variety of cancer tumors. This compound targets protein kinase C-X or PKC-X, a protein associated with abnormal cell growth. We are developing ISIS 3521 as part of our collaboration with Novartis. In Phase I trials, ISIS 3521 stabilized disease, reduced tumor mass and reduced tumor markers in a number of patients with ovarian cancer, lymphoma and lung cancer. In those trials, ISIS 3521 caused no significant side effects. We have been conducting studies of ISIS 3521 in combination with chemotherapy agents commonly used against a variety of tumors.

     ISIS 5132 is also in Phase II clinical trials as an anticancer agent, both alone and in combination with traditional cancer chemotherapies. The Phase II trials are studying the effect of this drug in treating a variety of cancer tumors. This compound targets C-raf kinase, another type of protein associated with abnormal cell growth. We are also developing ISIS 5132 as part of our collaboration with Novartis. In Phase I clinical trials, ISIS 5132 showed evidence of antitumor activity in patients with ovarian, renal, pancreatic, and colon cancers. In those trials, ISIS 5132 caused no significant side effects. We have also been conducting studies of ISIS 5132 in combination with chemotherapy agents commonly used against a variety of tumors.

     ISIS 2503 has completed Phase I clinical trials as an anticancer agent. This compound inhibits expression of Ha-ras, another protein associated with cancer. Phase II trials will begin in early 1999. The Phase II trial will be conducted in patients with a variety of solid tumors. We will initiate clinical trials of ISIS 2503 in combination with conventional chemotherapy in the first half of 1999.

     ISIS 13312 is in Phase I clinical trials to treat CMV retinitis in AIDS patients. ISIS 13312 is being evaluated in a small, open label, dose ranging study in patients with advanced CMV retinitis. We have designed a prudent development plan for this drug as a follow-on product to Vitravene(TM). Its future will depend on the progress of treatments for AIDS and the market need. This initial study should be completed in 1999.

     We also have several antisense compounds in preclinical development, some of which incorporate novel chemical classes that may provide improved potency, reduced side effects, less frequent dosing and the possibility of oral delivery. These include a compound inhibiting proteins critical for Hepatitis C gene expression, inhibitors of inflammatory targets TNF-X and CD49d, and improved antisense inhibitors of ICAM-1. Isis is also studying improved versions of C-raf kinase and PKC-X in preclinical models.

     We have many research programs that use both antisense and RNA-targeting drug discovery technologies to identify compounds that inhibit molecular targets associated with other diseases. Our antisense research programs focus on targets associated with infectious, inflammatory, cardiovascular and metabolic diseases and cancer. They combine our expertise in molecular biology and drug discovery with antisense tools to enable rapid identification of potent inhibitors of disease causing proteins. We are then able to apply our medicinal chemistry expertise to specifically tailor a compound to the particular disease indication targeted.

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

     We have successfully leveraged our technology through supportive corporate collaborations with Novartis, Boehringer Ingelheim, CIBA Vision, Merck & Co., Zeneca Pharmaceuticals and Abbott Laboratories. These collaborations increase our financial resources, improve our technological strength and establish valuable development and commercial relationships. As a result, we have been able, and expect to continue, to pursue drug discovery and development activities aggressively. We have retained substantial commercial rights to all of our drug candidates, including those funded by corporate collaborators.

     Our antisense target validation program utilizes antisense technology to streamline the identification, functionalization, and validation of the role novel gene targets play in human disease. This year, we established our first antisense target validation collaboration with Abbott Laboratories. In this collaboration, we are using our proprietary rapid throughput screening technology to design, synthesize, screen and characterize inhibitors of Abbott's novel gene targets. Abbott will use these antisense inhibitors to identify the role of the gene target and its function in disease. This information will enable Abbott to prioritize these novel targets for its drug discovery programs.

     We have focused significant efforts on developing cost-effective, large-scale, Good Manufacturing Practices manufacturing capability for antisense compounds. We currently manufacture antisense compounds to meet all of our research and clinical needs, as well as the needs of our partners. We have achieved significant manufacturing cost reductions through chemistry and process improvements. We believe that, with reasonably anticipated benefits resulting from increases in scale, we will be able to manufacture antisense compounds at commercially attractive prices. In conjunction with obtaining approval of Vitravene(TM), we successfully passed the manufacturing pre-approval inspection by the FDA. Under the terms of our agreement with CIBA Vision, Isis will manufacture all of the commercial supplies of Vitravene(TM).

ISIS DRUG DISCOVERY AND DEVELOPMENT

     The goal of drug discovery is to create chemical compounds that can help fight or prevent disease. We founded our antisense and RNA-targeting drug discovery programs on our expertise in medicinal chemistry, RNA biochemistry and molecular and cellular biology. We have assembled a team of scientists skilled in these core disciplines to apply the technology to both of our drug discovery platforms. Once a drug is designed, our significant expertise in medicinal chemistry enables us to specifically tailor the chemical structure of the lead compound for its intended use.

  Antisense Drug Discovery

     Almost all human diseases are a result of inappropriate protein production or performance. Traditional drugs are designed to interact with the proteins in the body that are supporting or causing a disease. Antisense technology is different than traditional drug development because it targets disease-causing proteins before they are produced. Antisense drugs can be designed to treat a wide range of diseases, including infectious, inflammatory and cardiovascular diseases and cancer.

     Antisense technology represents a new model for drug discovery because it focuses on compounds that interact with messenger RNA or mRNA, which has not been a site for traditional drug interaction. Using the information contained in mRNA, we design chemical structures, easily recognized by the body, which resemble mRNA and DNA. These potent "antisense" oligonucleotides inhibit the production of disease-causing proteins. This method of drug design is highly productive, and in ten years we have created a substantial pipeline of drug candidates, including six compounds currently in clinical trials.

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

     Our early research efforts focused on answering basic questions regarding antisense-based therapeutics, including their stability, their ability to be taken up by the target cells, their efficacy and the cost of manufacturing them. In the ten years since our founding, we have made significant progress in understanding and using antisense technology to create drugs, and have established a leadership position in this field.

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

     In the cell nucleus, the information in the gene necessary for the production of a protein is copied from one strand of DNA into precursor mRNA through a process called transcription. After processing into mature mRNA, the mRNA moves from the nucleus of the cell into the cell cytoplasm, which contains amino acids. The information encoded in a single mRNA is then translated into many copies of the sequence of amino acids that builds the protein.

     Antisense drugs are mirror or complementary images of small segments of mRNA. To create antisense drugs, nucleotides are linked together in short chains called oligonucleotides. Each antisense drug is designed to bind to a specific sequence of nucleotides in its mRNA target to inhibit production of the protein encoded by the target mRNA. By preventing the production of the disease-causing protein and acting in the early stage of the disease-causing process, antisense drugs have the potential to provide greater therapeutic benefit than traditional drugs, which do not act until after the disease causing protein has been produced.

     Antisense drugs can be designed to be much more selective than traditional drugs. Because antisense drugs interact by binding to mRNA and not, as traditional drugs do, by binding to proteins, antisense drugs are able to selectively inhibit one protein among a closely related group of proteins without having an impact on the other members of the group. As a result, we are able to design antisense drugs that selectively inhibit the disease-causing member of the group without interfering with those members of the group necessary for normal bodily functions. As a result of this unique selectivity, antisense drugs have the potential to be far less toxic than traditional drugs because they can be designed to minimize the impact on unintended targets.

  RNA-targeting Drug Discovery

     Ibis Therapeutics is our program to discover low molecular weight, orally bioavailable drugs that work by binding to RNA. Ibis leverages our success in pioneering RNA-targeted drug discovery and development and expands our ability to convert genomics data into drug discovery information.

     In Ibis, we have developed proprietary technologies in four key areas:

        - Mining genomes for structured RNA in therapeutic targets;

        - Predicting the three-dimensional structure of RNA from genome sequence data and designing RNA-targeted small molecules;

        - Synthesizing libraries of compounds designed to find RNA; and

        - Screening for RNA-binding molecules using novel massively parallel screening technology and producing lead compounds for further optimization and development.

     With Ibis, we are developing and integrating genome mining software to identify these RNA structural motifs in therapeutic targets of interest. We can predict the three-dimensional shape of these motifs from biochemical probes of RNA structure and molecular modeling methods. We have made a fundamental breakthrough in the development of a parallel high-throughput screening strategy to identify small molecules that bind RNA targets using high resolution mass spectrometry. In a MASS (multitarget affinity/specificity screening) assay, each compound and each target RNA is labeled by its exact molecular mass. Since every small molecule is labeled uniquely, a large mixture (up to 500 compounds) can be screened in the presence of up to 10 RNA targets simultaneously. The identity of the small molecule, the RNA target that it binds, its binding affinity and the location of the binding site on the RNA can be determined in one rapid set of experiments. Using this technology, we expect to be able to screen 10,000 compounds per day against 10 RNA targets.

     Our initial area of focus in Ibis is discovering novel antibacterial compounds. The technology has potential application in central nervous system disease, inflammation, as well as degenerative diseases of aging. To date, we have funded Ibis through government sponsored grants from the Defense Advanced Research Projects Agency and the National Institute of Standards and Technology. Our long-term goal for Ibis is that it be self-funding through corporate partner support. We will move Ibis toward this goal by providing drug candidates for development and providing optimized leads to pharmaceutical partners for development and commercialization.

ANTISENSE TARGET VALIDATION

     With the establishment of our first target validation partnership with Abbott Laboratories, and with the potential for additional partnerships, we are establishing antisense as an essential drug discovery tool for the genomics age.

     Our Antisense Target Validation program produces highly specific antisense inhibitors of novel gene products. These inhibitors can be used in cellular assays and in animal models of disease to rapidly determine the pharmacological impact of inhibiting the expression of a single gene target and to determine the role of the targeted gene in human disease. Once we have shown that a target is important in human disease, traditional drug discovery can be used to develop drugs to inhibit the target, or the specific antisense drug used to validate the target can be rapidly developed as a human therapeutic.

     With antisense, we can rapidly identify active sites on a gene when only a small fragment of the gene sequence is known. The rapid throughput design, synthesis and optimization of antisense oligonucleotides dramatically reduces the time required to validate novel targets. Once we know the mRNA sequence, an antisense inhibitor can be synthesized in just a few days and be ready for screening in vitro or in vivo. It can take a few more days to identify a lead compound and, if needed, about a week to optimize the lead. This accelerated process contrasts dramatically with the months required for small molecule lead generation.

     To take advantage of the use of antisense in functional genomics, we have established a proprietary, automated rapid throughput screening process that streamlines the creation of optimized, target-specific antisense inhibitors. We are using this system to build a large proprietary database of inhibitors to more than 100 gene targets per year. In addition to amassing a valuable bank of potential product leads, we are also expanding our antisense proprietary position. As rapidly as these gene targets can be produced, we can also file patent applications.

PRODUCTS APPROVED AND UNDER DEVELOPMENT

     Our drug discovery programs use antisense and combinatorial drug discovery technologies to identify compounds to treat infectious and inflammatory diseases and cancer. The following table outlines each product under development, its target, disease indication and development status, as well as Isis' commercial rights.

                          ISIS PRODUCTS IN DEVELOPMENT

CLINICAL DEVELOPMENT

 COMPOUND      TARGET       DISEASE INDICATION    DEVELOPMENT STATUS(1)    COMMERCIAL RIGHTS
 --------      ------       ------------------    ---------------------    -----------------
Vitravene   CMV            Retinitis              Approved for           Isis/CIBA Vision(2)
                                                  marketing in the U.S.
                                                  European market
                                                  application under
                                                  review.
ISIS 2302   ICAM-1         Crohn's disease        Pivotal trial          Isis/Boehringer
                           Kidney transplant                             Ingelheim(3)
                           rejection              Phase II
                           Psoriasis (topical)    IND candidate
                           Ulcerative colitis     IND candidate
                           (enema)
ISIS 3521   PKC-(LOGO)     Cancer                 Phase II               Novartis(4)
ISIS 5132   C-raf kinase   Cancer                 Phase II               Novartis(4)
ISIS 2503   Ha-ras         Cancer                 Phase II               Isis
ISIS 13312  CMV            Retinitis              Phase I/II             Isis/CIBA Vision(2)
ISIS 14803  HCV            Hepatitis C            IND Candidate          Isis
            TNF-(LOGO)     Inflammation           Preclinical            Isis
            CD49d          Inflammation           Preclinical            Isis

---------------
(1) An "IND candidate" is a compound for which IND-enabling toxicology and pharmacokinetic studies have been initiated and IND preparation has begun. "Preclinical" means that a lead compound has been identified which Isis has determined is a candidate for commercial development. Preclinical development activities include pharmacology, toxicology and pharmacokinetic testing in preclinical models (in vitro and animal), formulation work and manufacturing scale-up in preparation for submission of the necessary data to comply with applicable regulations prior to commencement of human testing. In some cases, we are developing compounds, such as Vitravene(TM), to treat certain diseases for which no adequately predictive animal efficacy model exists. As a result, we may only conduct in vitro efficacy studies for such compounds, prior to testing the efficacy of the compounds in humans, and drug candidates for these diseases must progress to Phase II human clinical trials before we will have evidence of in vivo efficacy for such compounds. Preclinical development includes studies which may provide preliminary evidence of a compound's safety in animals but which may not, without additional testing, be sufficient to commence human clinical trials. Results obtained in preclinical studies are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing.

(2) CIBA Vision has the exclusive right to distribute fomivirsen. CIBA Vision also has an option to acquire the exclusive license to market and distribute ISIS 13312.

(3) Boehringer Ingelheim and we are co-developing ISIS 2302 and may develop other cell adhesion compounds. The companies will split the profits equally if ISIS 2302 is commercialized.

(4) We are developing ISIS 3521 and ISIS 5132 under the direction of Novartis and at Novartis' expense, and may co-develop second generation compounds as well.

     We also have a significant research program with the potential to yield additional development candidates in the future. As described in the section of this report entitled "Risk Factors -- Uncertainties Associated with

Clinical Trials," the product candidates listed in the preceding table may not progress beyond their current status or yield a commercially viable product.

  Infectious Diseases

     CYTOMEGALOVIRUS(CMV) RETINITIS. Individuals with suppressed immune systems, such as those with AIDS resulting from the HIV virus, are susceptible to opportunistic infections caused by CMV. In the AIDS population, retinitis caused by CMV is the primary cause of blindness. There are more than 270,000 active AIDS cases in the United States. The introduction of new anti-HIV drugs, particularly protease inhibitors and combination treatment regimens, has prolonged survival in HIV-infected individuals. Over the last three years, this has resulted in a decline in mortality from AIDS, accompanied by a decline in the incidence of many opportunistic infections including CMV. Nevertheless, because of side effects and poor compliance with prescribed treatment regimens, many of the approximately 1 million HIV infected individuals will probably ultimately progress to and through the advanced stages of AIDS. A significant percentage of these AIDS patients may develop CMV retinitis. The drugs that are available now for CMV retinitis, other than fomivirsen, have limitations, including the creation of viral resistance. Currently approved drugs for CMV retinitis are ganciclovir, foscarnet, cidofovir and fomivirsen. Foscarnet and cidofovir are available in intravenous (IV) dosing forms only. Ganciclovir is available in IV and oral doses, as well as in an intraocular implant form. In order to begin and maintain IV treatment with ganciclovir and foscarnet, patients require daily administrations of the drug through lines that are placed permanently in the veins to allow easy access to the blood stream. Ganciclovir, foscarnet and cidovovir are associated with significant toxic effects to the body. Oral ganciclovir is approved for preventive treatment and maintenance therapy, but is less effective than IV ganciclovir and still carries significant side effects. The ganciclovir intraocular implant is a small disk that is surgically implanted in the patient's eye and provides local sustained release of the drug for up to eight months. However, this treatment is associated with impaired vision for two to four weeks after implantation in most patients, and the implant itself has also been associated with an increased incidence of retinal detachment that can result in permanent blindness. There is a 12-18% chance of retinal detachment after the first implant and a near 30% chance following a second or third implant. Cidofovir is administered intravenously less frequently than ganciclovir or foscarnet: weekly for the initial therapy and every two weeks for maintenance therapy. Cidofovir is also associated with significant toxicities, particularly to the kidney. For that reason, the patient must take other drugs and follow strict safety measures over a period of approximately 12 hours to manage toxicities.

     VITRAVENE(TM) (FOMIVIRSEN). In August 1998, the FDA approved Vitravene(TM) to treat CMV retinitis in AIDS patients. Vitravene(TM) is an antisense compound discovered by Isis. CIBA Vision, our distribution partner for this drug, launched Vitravene(TM) in November 1998. In 1998 we also filed an application for European marketing approval. That application is currently being reviewed by the European regulatory authorities.

     As CMV retinitis patients are living longer with their disease due to improvements in the management of HIV infection and AIDS, there is increasing need for more CMV retinitis treatment options, particularly ones with novel mechanisms of action such as Vitravene(TM). Local therapy with Vitravene(TM) could provide therapeutic benefit without significant side effects or the need for intravenous treatments. Treatment with oral ganciclovir or other systemic CMV therapies in combination with Vitravene(TM) could be reserved for patients who show evidence of the disease in other organs. Approximately one-third of the patients diagnosed with CMV retinitis could develop systemic CMV disease, but, in general, these disease manifestations are short-lived and require short courses of therapy.

     In July 1997, the Company entered into an agreement with CIBA Vision Corporation (a Novartis subsidiary) granting CIBA Vision exclusive worldwide distribution rights for Vitravene(TM). See "Collaborative Agreements -- CIBA Vision."

     ISIS 13312. ISIS 13312, a second generation compound, is based on novel, improved antisense chemistry and is being tested in a Phase I clinical trial as a local treatment for CMV retinitis in AIDS patients. Based on the results of preclinical studies, ISIS 13312 appears to be less toxic and more stable than

Vitravene. ISIS 13312 is being evaluated in a small, open label, dose ranging study in patients with advanced CMV retinitis. We have designed a prudent development plan for this drug as a follow-on product to Vitravene. Its future will depend upon the progress of treatments for AIDS and the market need. This initial study should be completed in 1999. CIBA Vision has an option to market and distribute ISIS 13312 exclusively worldwide. See "Collaborative
Agreements -- CIBA Vision."

     HEPATITIS C (HCV). HCV continues to represent a major public health challenge. This potentially deadly disease affects the liver and can eventually cause liver cancer and death. It is estimated that almost four million Americans are infected with HCV and 8,000-10,000 people are expected to die from this disease each year. Interferon -- a therapy is widely used in an attempt to eradicate this virus from chronically infected individuals, but long-term remissions are achieved in only about 20% of patients even after six months of therapy. Better, safer and more effective treatments are urgently needed, as current therapies have limited efficacy and potentially serious toxicities.

    ISIS 14803 our antisense inhibitor of HCV, ISIS 14803, may represent a significant therapeutic advance in treating this serious viral epidemic. Upon binding to the complementary target sequence, ISIS 14803 inhibits expression of HCV proteins required for viral replication. The ability of ISIS 14803 to inhibit HCV gene expression in cell culture and in a novel in vivo mouse model of HCV gene expression demonstrates the potential of this compound as a drug development candidate. Preclinical toxicology and pharmacokinetics studies of ISIS 14803 will begin in early 1999.

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

     We have focused on a number of targets in our cell adhesion molecule program. Our most advanced cell adhesion research and development effort has been focused on the intercellular adhesion molecule ("ICAM") family and in particular, ICAM-1. ICAM-1 facilitates the migration of immune cells involved in both chronic and acute inflammation, allowing us to target both conditions. Over-expression of ICAM-1 has been demonstrated in a wide variety of inflammatory disorders, such as rheumatoid arthritis, asthma, psoriasis, organ transplant rejection and inflammatory bowel diseases. While it is unlikely that over-expression of ICAM-1 is a cause of these disorders, ICAM-1 is thought to contribute to the pathology of these diseases and conditions. We have identified lead compounds for other adhesion molecules including CD49d (VLA-4), vascular cell adhesion molecule 1 (VCAM-1) and platelet endothelial cell adhesion molecule 1 (PECAM-1). We are currently evaluating those lead compounds in inflammatory disease models.

     In addition to cell adhesion molecules, we have active research programs targeting other steps in the inflammatory process. In particular, we have identified antisense inhibitors which selectively inhibit the expression of cytokines such as tumor necrosis factor-(LOGO) (TNF-(LOGO)), interleukin 5 (IL-5) and the IL-5 receptor. Lead antisense compounds targeting these proteins are showing promising activity in multiple models of inflammatory diseases.

     In 1995, Boehringer Ingelheim and we agreed to combine our respective programs in the area of cell adhesion to form a jointly managed and funded effort. This partnership combines Boehringer Ingelheim's significant expertise in cell adhesion biology and its small molecule and monoclonal antibody-based drug discovery efforts, including its state-of-the-art analysis technology, with our antisense and combinatorial drug discovery programs. The collaboration uses these multiple drug discovery programs to identify compounds that limit the disease-related functions of cell adhesion molecules.

     ISIS 2302. ISIS 2302, the most advanced compound in our cell adhesion program, selectively inhibits ICAM-1 gene expression. In Phase I testing of ISIS 2302 in healthy volunteers, the compound was well tolerated at all doses. We initiated Phase II trials in five disease indications: rheumatoid arthritis, ulcerative colitis, Crohn's disease, psoriasis and prevention of renal transplant rejection. The Phase II studies involve 20 to 40 patients each and, in general, are randomized and placebo-controlled. We are choosing indications for further development of ISIS 2302 based on results from these studies.

     Crohn's disease is a serious inflammatory disease that affects the intestines and other parts of the digestive tract. A patient with Crohn's disease suffers chronic and often severe episodes of diarrhea, abdominal pain, rectal bleeding and fever. Approximately 500,000 people in North America and Europe worldwide are afflicted with Crohn's disease. In a randomized, double-blinded, placebo-controlled 20-patient Phase II study of patients with Crohn's disease, 15 patients were treated with ISIS 2302 and 5 patients received a placebo. ISIS 2302 was administered every other day for 26 days (13 doses) by 2-hour intravenous infusion. At the end of the one-month treatment period, 7 of 15 patients treated with ISIS 2302 experienced disease remission (measured by a Crohn's Disease Activity Index score of below 150) compared to zero patients in remission in the placebo group. The duration of the remissions was prolonged, with 5 of 7 remitting patients still in remission at the end of the 6-month trial. Results of this study also showed a statistically significant lowering of steroid use in the ISIS 2302 treated group compared to the placebo treated group. The results also showed favorable trends both in the Endoscopic Index of Severity (EIS), based on colonoscopic examination, and in the Inflammatory Bowel Disease Questionnaire (IBDQ), a quality of life scale. Based on the results of this study, Boehringer Ingelheim and we decided to initiate a pivotal quality trial of ISIS 2302 in Crohn's disease. That 300 patient trial is progressing. It should be completed late in 1999. At that point, we and Boehringer Ingelheim will determine the pace and scope of our development and regulatory strategy, based on the performance of the drug. At the end of 1998, we performed an interim analysis of the results of this trial. The purpose of the analysis was to support internal planning. Consistent with our original strategy and FDA requirements, we will not make the results of that analysis public. We are conducting additional studies of ISIS 2302 in Crohn's disease to determine whether shorter courses of treatment or subcutaneous dosing can be effective. These studies should be completed in 1999 and, if positive, may support easier, more convenient dosing. The program may be expanded to include additional pivotal studies based on analysis of the data from ongoing trials.

     We recently completed the analysis of the Phase II, 43 patient study in rheumatoid arthritis. We saw evidence of therapeutic activity. ISIS 2302 was well tolerated, and the safety profile of the drug continues to be attractive. Based on this outcome, we are pursuing development of a second-generation, orally active antisense inhibitor of ICAM-1 in lieu of continuing development of ISIS 2302 in rheumatoid arthritis. We continue to believe that inhibition of ICAM-1 is a promising anti-inflammatory strategy in rheumatoid arthritis and will continue to test second-generation inhibitors of this target for this disease.

     The Phase II study in kidney transplant rejection is also proceeding at a pace mandated by the regulatory authorities, as they carefully monitor clinical studies in this patient population. We anticipate that this study will be completed in mid-1999. We will make the data available after the study is completed.

     We are also pursuing development of ISIS 2302 as a topical treatment for psoriasis, as an enema formulation for treatment of ulcerative colitis, and as an aerosol formulation for treatment of asthma. Our goal is to initiate clinical trials in as many of these indications as resources permit in the near term. Boehringer Ingelheim and we will determine the timing of these initiatives.

  Cancer

     Much of our work in the area of cancer is focused on specific targets within multigene families believed to be involved in both normal and abnormal cell differentiation and cell growth. Members of multigene families, called isotypes, are extremely similar to one another at the protein level but most likely serve different biological functions. Since traditional drugs are not specific enough to inhibit one isotype within a family without affecting the function of the other related isotypes, it has been difficult to determine the functional differences among them. There is growing evidence that certain isotypes might be involved in abnormal cell differentiation or proliferation. Antisense drug discovery technology exploits the differences among the isotypes at the mRNA level to design drugs that can inhibit specific isotypes. Selective inhibition of a single isotype may result in less toxicity. Much of our work has focused on multigene families in the signal transduction pathway, the method by which various cellular and extra cellular proteins communicate information necessary for cell function and growth. Disruptions in the production or behavior of signal transduction proteins are involved in numerous proliferative disorders, including cancer.

     Clinical trials of our anticancer compounds have demonstrated that antisense drugs can be effective cancer therapeutics. In these trials, our compounds were well tolerated, with none of the serious side effects associated with standard cancer chemotherapies such as bone marrow or immune system suppression, gastrointestinal distress or hair loss.

     ISIS 3521. ISIS 3521 is an antisense compound in Phase II clinical development which inhibits the production of one particular isotype (the
(LOGO)isotype) of protein kinase C. PKC is a key enzyme in signal transduction, and PKC isotypes are associated with both normal and abnormal cell growth. We have been able to specifically inhibit the production of the PKC-(LOGO) isotype without inhibiting the production of other isotypes, thus allowing the inhibition of the isotype believed to be involved in abnormal cell growth without inhibiting the isotypes required for healthy cells to grow.

     The Phase I studies included 56 patients with various types of cancer that had not responded to standard treatment. In one study, 36 patients received the drug via a 2-hour infusion 3 times per week for 3 weeks, with redosing every 4 weeks. In a second study, 20 patients received the drug via a 21-day continuous infusion for 3 weeks repeated every 4 weeks. The primary endpoint of the Phase I trials was safety, and all patients were assessed for antitumor effects. In these Phase I trials, the drug was well-tolerated by patients with no significant side effects. We also saw preliminary evidence of anticancer activity. In the short infusion study, 1 patient with lymphoma experienced a partial response (defined as a greater than 50% reduction in measurable disease) that has continued for more than 16 months from the start of therapy. Another patient with lymphoma has had a partial response lasting more than 8 months, and 1 patient with non-small cell lung cancer has experienced disease stabilization for 8 months. In the continuous infusion study, 3 of 4 patients with ovarian cancer showed a decrease in disease. One patient, whose abdominal mass had doubled in size in the month prior to entering the study, experienced a partial response for over 11 months before progressing. One patient experienced a 40% decrease in CA-125, an ovarian tumor marker, for over 5 months and 1 patient experienced a 75% decrease in CA-125 for more than 7 months.

     We initiated Phase II clinical trials in the third quarter of 1997. In the Phase II trials, we are evaluating ISIS 3521 in both single-agent and combination studies in patients with a variety of solid tumors, including ovarian, prostate, breast, brain, colon and lung cancers, and melanomas. We have also been conducting trials of ISIS 3521 in combination with chemotherapy agents commonly used against a variety of tumors. We anticipate that the Phase II program and the Phase I combination trials will be completed in the second half of 1999, at which point, we and our partner, Novartis, will determine next development steps.

     We are developing ISIS 3521 as part of our antisense research and development collaboration with Novartis. Isis also has additional
PKC-(LOGO)inhibitors in preclinical development which incorporate second generation chemistry and which have the potential for increased safety and more convenient dosing, possibly including oral delivery. Isis also has lead compounds that inhibit two isotypes of the PKC family, including PKC-(LOGO), believed to be involved in cancer and other diseases.

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

     We initiated Phase II clinical trials of ISIS 5132 in the fourth quarter of 1997. In the Phase II trials, we are evaluating ISIS 5132 as a single-agent in studies of patients with a variety of solid tumors, including prostate, breast, ovarian, pancreatic, colon and both small-cell and non-small cell lung cancers. We have also been conducting trials of ISIS 5132 in combination with chemotherapy agents commonly used against a variety of tumors. We anticipate that the Phase II program and the Phase I combination trials will be completed in the second half of 1999, at which point, we and Novartis will determine next development steps.

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

     In the fall of 1997, we initiated Phase I clinical trials of ISIS 2503. This trial involved patients with a variety of solid tumors that had not responded to standard cancer therapies. In Phase I clinical trials ISIS 2503 has been well-tolerated and has displayed an excellent safety profile. The Phase I trials are nearly complete. Once completed, data from these studies will be analyzed and presented publicly in an appropriate scientific meeting.

     Phase II trials of ISIS 2503 will begin in early 1999 and should take about one year to complete. The Phase II program will include four different tumor types and treat about 120 patients. Tumor types selected are those in which the ras proteins are known to contribute to tumor development and maintenance. We are particularly interested in testing ISIS 2503 in gastrointestinal cancers. We will initiate clinical trials of ISIS 2503 in combination with conventional chemotherapy in the first half of 1999.

RESEARCH PROGRAMS

     We combine our core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drug candidates. The goal of our target-based research programs is to identify antisense and Ibis drug candidates to treat diseases for which there are substantial markets and for which there is a need for better drugs. In addition, our research programs focus on identifying next-generation compounds to serve as backup compounds to our current products in development and development candidates. Our Ibis drug discovery program is currently focused both on cell adhesion molecules in connection with our collaboration with Boehringer Ingelheim and on identifying broad-spectrum antibacterial agents with a focus on important drug-resistant infections.

     Our core technology programs can support multiple target-based antisense research programs without significantly increasing costs. Through these programs, we can efficiently explore numerous disease targets and identify the best lead compounds to advance into preclinical development. We are currently pursuing antisense and Ibis drug discovery programs focused on various anti-viral and anti-bacterial targets, inflammatory disease targets, and other key molecular targets that might play critical roles in cancer.

COLLABORATIVE AGREEMENTS

     Our strategy is to use alliances with other companies and equity-based financing to increase our financial resources, reduce risk, and retain an appropriate level of ownership of products currently in development. Through alliances with major pharmaceutical companies, we can obtain funding, expand existing programs, learn of new technologies, and gain additional expertise in developing and marketing products.

  Novartis

     We began our research and development collaboration with Novartis (then called Ciba-Geigy Limited) in 1990. The research portion of the collaboration ended in September 1998, having produced two drugs currently in development, ISIS 3521 and ISIS 5132. At Novartis' expense, we are conducting clinical development of ISIS 3521 and ISIS 5132. Novartis will pay us royalties on the sales of any licensed compound. We have the right to commercially manufacture ISIS 3521 and ISIS 5132 for additional royalties. See "Products Under Development -- Cancer -- ISIS 3521; ISIS 5132." As of February 26, 1999, Novartis owned approximately 9% of our outstanding Common Stock.

  Boehringer Ingelheim

     In July 1995, we and Boehringer Ingelheim formed an alliance to combine the clinical development and research programs of both companies in the field of cell adhesion. We contribute our expertise in antisense and combinatorial drug discovery and Boehringer Ingelheim contributes its ongoing program in cell adhesion biology and small molecule library screening capabilities. Both companies provide ongoing funding for the combined research and development program. Either party may terminate the funding requirements under the collaboration agreement if, at the end of five years, there are no compounds being developed or commercialized jointly.

     In addition to funding one-half of the collaboration's research and development, Boehringer Ingelheim will make additional investments in us as certain development milestones are met. Boehringer Ingelheim has already paid us a milestone payment of $10 million for the completion of the first Phase II clinical trial of ISIS 2302 in Crohn's disease. It also provides us with a $40 million line of credit, which is available under certain circumstances. As of December 31, 1998, outstanding borrowings under this line of credit totaled $22.6 million.

     The partnership includes development of ISIS 2302, an antisense inhibitor of ICAM-1, and multiple other preclinical and research compounds targeting other adhesion molecules. We and Boehringer Ingelheim will split the operating profits associated with all future products of the partnership. If a partner chooses not to continue to fund its share of the development expenses for a compound, it will receive a certain amount of royalties on any future sales of such compounds rather than a split of operating profits. Boehringer Ingelheim will market the first two drugs resulting from the collaboration. Both companies will agree on commercialization responsibilities for any products to follow.

     ISIS 2302 is in a pivotal quality trial for Crohn's disease and clinical trials of various stages for other indications. This compound is being developed by an Isis-led project team as part of the collaboration. See "Products Under Development -- Inflammatory Diseases."

     As of February 26, 1999, Boehringer Ingelheim owned approximately 9% of our outstanding Common Stock.

  CIBA Vision

     In July 1997, we entered into an agreement with CIBA Vision, granting it exclusive worldwide distribution rights for Vitravene(TM). Under the terms of the agreement, we will receive $20 million in pre-commercial fees and milestones. As of December 31, 1998, we have received a total of $12.5 million of the pre-commercial fees and milestones. While CIBA Vision will market and sell Vitravene(TM) worldwide, we will manufacture and sell Vitravene(TM) to CIBA Vision, at a price that will allow us to share the commercial value of the product with CIBA Vision. The FDA approved Vitravene(TM) for commercial marketing in August 1998. CIBA Vision also has the option to acquire the exclusive license to market and distribute our second generation antisense compound to treat CMV retinitis, ISIS 13312, which is currently in preclinical development. See "Products Under Development -- Cytomegalovirus
(CMV) Retinitis."

  Zeneca Pharmaceuticals

     In December 1998, we established a new antisense collaboration with Zeneca Pharmaceuticals to discover, develop and commercialize novel antisense drugs targeting specific genes associated with cancer. In this collaboration, we will create antisense candidates and work together with Zeneca to optimize them. Zeneca will develop drugs arising out of the collaboration. Zeneca will pay us technology access fees and provide research funding as well as milestone payments and royalties for any drugs progressing into clinical development and onto the market. The initial term of this collaboration is three years. In December 1998, Zeneca paid $2 million in technology access fees. While the initial focus of this collaboration is on a limited number of cancer targets, we can, with Zeneca, also pursue additional targets in cancer and expand the collaboration to targets in other therapeutic areas. The agreement also provides that the collaboration can also be extended beyond its initial term.

  Merck & Co.

     In June 1998, we established a research collaboration with Merck & Co. to discover small molecule drug candidates to treat patients infected with Hepatitis C virus. Our chemists, working together with Merck scientists will design, synthesize and evaluate novel compounds that Merck will screen in its proprietary enzymatic assays for identifying Hepatitis C virus replication inhibitors. Merck will commercialize drugs arising from the collaboration, and we retain the right to use technology developed in the collaboration in our antisense program. The three-year collaboration provides us with annual research support plus a technology access fee and milestone payments and royalties upon commercialization. In 1998, we received a total of $3.9 million from Merck under the terms of this agreement.

  Abbott Laboratories, Inc.

     In December 1998, we entered into an Antisense Target Validation, or ATV, collaboration with Abbott Laboratories, Inc. The collaboration will utilize our ATV technology to enable Abbott to validate numerous gene targets, identify the function of these genes and prioritize the targets. Abbott will pay us an upfront fee, research fees, and milestone payments and royalties on net sales of any Abbott non-antisense product arising from the collaboration. We will also receive rights to develop drugs targeting Abbott proprietary genes for Abbott. The initial term of this collaboration is two years. In 1998, we received an initial payment of $250,000.

MANUFACTURING

     In the past, production of chemically modified oligonucleotides, like those used in our research and development programs, was generally expensive and difficult, except in small quantities. As a result, we dedicated significant resources to focus on ways to improve manufacturing capacity. Because all oligonucleotide compounds are made of variants of the same nucleotide building blocks and are produced using the same types of equipment, we found that the same techniques used to efficiently manufacture one oligonucleotide drug product proved helpful in improving the manufacturing processes for many other oligonucleotide products. Through the development of several proprietary chemical processes for scaling up manufacturing capabilities, we have been able to greatly reduce the cost of producing oligonucleotide compounds. For example, we have significantly reduced the cost of raw materials, while at the same time greatly increasing our capacity to make the compounds. We have both internal programs and outside collaborations with various industry vendors to allow for even greater production.

     We have sufficient manufacturing capacity to meet both current and future research and clinical needs both for ourselves and for our partners. We also believe that we have, or will be able to develop or acquire, sufficient supply capacity to meet our anticipated commercial needs. We also believe that with reasonably anticipated benefits from increases in scale, we will be able to manufacture antisense compounds at commercially competitive prices.

     In March 1998, we established an antisense oligonucleotide manufacturing collaboration with Zeneca Life Science Molecules, a leading supplier of chemical and biological compounds to the pharmaceutical and biotechnology industries. Access to an alternate manufacturing source will provide greater flexibility in production scheduling and will reduce our risk of dependence on a single manufacturing site for all of our clinical needs. Under the terms of the five-year agreement, Zeneca LSM will supplement our primary manufacturing facility in producing antisense oligonucleotides for use in clinical trials. The agreement specifies that we will have Zeneca LSM manufacture a certain portion of the drug supplies required for its clinical trials. We are not required to make any capital investment to create this manufacturing capability.

GOVERNMENT REGULATION

     Our manufacture and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by us or our licensees or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude us or our licensees or marketing partners from marketing their products. In conjunction with obtaining approval of Vitravene(TM), we successfully passed the manufacturing pre-approval inspection by the FDA. Approval of each new therapeutic will require a rigorous manufacturing pre-approval inspection by regulatory authorities.

     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations. We believe that we are in compliance in all material respects with applicable laws and regulations.

COMPETITION

     For many of their applications, including CMV retinitis, antisense based drugs will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of oligonucleotide-based technology and the development of pharmaceuticals utilizing such technology. These companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equiped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to ours. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for product and clinical development.

     Vitravene(TM) and our other products under development address numerous markets. Our competition has been and will continue to be determined in part by the diseases for which our compounds are developed and ultimately approved by regulatory authorities. For certain of our products, an important factor in competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

     The development by others of new treatments for the diseases for which we are developing compounds could render our compounds non-competitive or obsolete. Furthermore, because of the fundamental differences between antisense and other technologies, there may be applications for which the products of one technology are superior to those of another. We are aware of several companies with late-stage compounds in development for diseases we are pursuing.

     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

EMPLOYEES

     As of February 26, 1999, we employed 346 individuals, of whom 143 hold advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of our employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of March 15, 1999 are as follows:

STANLEY T. CROOKE, M.D., PH.D. . . . 53
Chairman of the Board, President and Chief Executive Officer

     Dr. Crooke was a founder of the Company and has been its Chief Executive Officer and a director since January 1989 and has served as President since February 1999. He was elected Chairman of the Board in February 1991. Dr. Crooke previously served as President of the Company from January 1989 to May 1994. From 1980 until January 1989, Dr. Crooke was employed by SmithKline Beckman Corporation, a pharmaceutical company, most recently as President of Research and Development of SmithKline & French Laboratories. Dr. Crooke is a director of Megabios Corp., SIBIA Neurosciences, Inc., and Idun Pharmaceuticals, Inc. all biotechnology companies, and EPIX Medical, Inc., a developer of magnetic resonance imaging contrast agents. He is also an adjunct professor of pharmacology at the Baylor College of Medicine and the University of California, San Diego.

B. LYNNE PARSHALL . . . 43
Executive Vice President, Chief Financial Officer and Secretary

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

DEBBY JO BLANK, M.D. . . . 47
Executive Vice President

     Dr. Blank joined Isis in March 1999 as Executive Vice President. Prior to joining the Company, she held various senior management positions at Cypress Bioscience, Inc., Advanced Technology Laboratories, Syntex Laboratories, Inc., The DuPont Merck Pharmaceutical Company, and E.I. DuPont & Company.

C. FRANK BENNETT, PH.D. . . . 42
Vice President, Biology

     Dr. Bennett has served as Vice President, Biology since June 1995. From March 1993 to June 1995, he was Director, Molecular Pharmacology, and from May 1992 to March 1993, he was an Associate Director in the Molecular and Cellular Biology department. Prior to joining Isis in 1989, Dr. Bennett was employed by SmithKline and French Laboratories in various research positions.

DAVID J. ECKER, PH.D. . . . 44
Vice President & Managing Director, Ibis Therapeutics

     Dr. Ecker was a founder of the Company and has served as Vice President & Managing Director of Ibis Therapeutics, a division of Isis Pharmaceuticals since June 1995. He served as Vice President, Biology from July 1993 to June 1995, as Executive Director, Molecular and Cellular Biology from February 1993 to July 1993, and as Director, Molecular and Cellular Biology from February 1989 to February 1993. From 1984 until February 1989, he was employed by SmithKline and French Laboratories in a variety of research positions.

PATRICIA LOWENSTAM . . . 52
Vice President, Human Resources

     Ms. Lowenstam has served as Vice President, Human Resources since January 1995. She joined Isis in August 1992 as Director, Human Resources and served in that capacity until January 1995. Prior to joining Isis, she held senior management positions in Human Resources with Quotron systems, Inc., Citicorp, Zales Jewelers, and the May Company.

RISK FACTORS

     Please consider the following risk factors carefully in addition to the other information contained in this Report.

UNCERTAINTY ASSOCIATED WITH OUR CLINICAL TRIALS

     We must conduct time-consuming, extensive and costly clinical trials, in compliance with FDA regulations, to show the safety and efficacy of each of our drug candidates, as well as its optimum dosage, before the FDA can approve a drug candidate for sale.

     To begin the process, preclinical studies are conducted, first in the research laboratory and then in animals, to identify potential safety problems. If the research and preclinical development support further development, we must then submit an Investigational New Drug Application to the FDA to obtain authorization for human clinical testing. However, our IND application may not be granted by the FDA.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which typically involves giving the drug to healthy human subjects before giving it to patients, the drug candidate is tested for safety and tolerance. Phase II typically involves studies in a somewhat larger population of diseased patients to identify possible negative effects and safety risks, to begin gathering preliminary efficacy data and to investigate possible dose sizes and schedules. Phase III trials further evaluate the drug's efficacy and further test for safety within an expanded patient population. Once the clinical trials are completed, data from preclinical testing and clinical trials are submitted to the FDA in a New Drug Application in order to obtain approval to sell the drug.

     While limited trials of our products have to date produced favorable results, significant additional trials are required, and we may not be able to demonstrate that our drug candidates will be safe or effective. We have only introduced one commercial product, Vitravene(TM); however, we cannot guarantee that any of our product candidates will obtain required government approvals or that we can successfully commercialize any products. We expect to have ongoing discussions with the FDA with respect to all of our drugs in clinical development.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

     Our drug candidates under development are subject to regulation by the federal government, including the FDA, and by state and local governments. If our products are marketed abroad, they will also need to comply with export requirements and regulation by foreign governments. The applicable regulatory approval process is lengthy and expensive and must be completed prior to the commercialization of a product. We cannot guarantee that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our products under development. Delays in receiving such approvals, failure to receive such approvals at all or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

     Product development and approval to meet FDA regulatory requirements takes a number of years, involves the expenditure of substantial resources and is uncertain. Many products that initially appear promising ultimately do not reach the market because they are not found to be safe or effective. In addition, the current regulatory framework could change and additional regulations may arise at any stage of product development that may affect approval, delay the submission or review of an application or require additional expenditures.

WE CANNOT GUARANTEE MARKET ACCEPTANCE OF OUR PRODUCTS

     We currently have one product, Vitravene(TM), a treatment for CMV retinitis in AIDS patients, which has achieved limited market acceptance in a small commercial market with significant competition. We delivered our first commercial shipment of Vitravene(TM) in 1998, earning product revenue of $560,000. We cannot guarantee that any of our products in development, if approved for marketing, will achieve market acceptance. The degree of market acceptance depends upon a number of factors, including:

     - The receipt and scope of regulatory approvals,

     - The establishment and demonstration in the medical and patient advocacy community of the clinical efficacy and safety of our product candidates and their potential advantages over competitive products, and

     - Reimbursement policies of government and third-party payors.

In addition, we cannot guarantee that physicians, patients, patient advocates, payors or the medical community in general will accept and utilize any products that may be developed by us.

WE DEPEND ON OUR COLLABORATIVE PARTNERS

     We currently have agreements with Novartis Pharma, Boehringer Ingelheim, CIBA Vision, Merck & Co., Zeneca Pharmaceuticals, and Abbott Laboratories as collaborative partners. These collaborative partners have agreed to pay for a portion of our research and development expenses. We have entered into research, development or distribution agreements pursuant to which the collaborative partners provide money in exchange for research services , product rights or marketing rights related to the products or targets involved. In addition, all of these agreements provide for us to receive royalties or other revenues based on sales of products developed or marketed by these collaborative partners.

     If any collaborative partner fails to develop or sell any product in which we have rights, our business may be negatively affected. While we believe that our collaborative partners will have sufficient motivation to continue their funding, development and commercialization activities, we cannot be sure that any of these collaborations will be continued or result in successful products. The failure of a collaborative partner to continue funding any particular program could delay or stop the development or commercialization of any products resulting from such program. Collaborative partners may be pursuing other technologies or developing other drug candidates either on their own or in collaboration with others, including our competitors, to develop treatments for the same diseases targeted by our own collaborative programs. We also may wish to rely on additional collaborative arrangements to develop and commercialize our products in the future. However, we may not be able to negotiate acceptable collaborative arrangements in the future, and, even if successfully negotiated, the collaborative arrangements themselves may not be successful.

WE ARE IN THE EARLY STAGE OF DEVELOPMENT, AND OUR PRODUCTS ARE SUBJECT TO TECHNOLOGICAL UNCERTAINTY

     We are still at an early stage of development. Most of our resources are dedicated to applying molecular biology and medicinal and developmental chemistry to the discovery and development of drug candidates based upon antisense technology, a novel drug discovery tool in designing drugs that work at the genetic level to block the production of disease-causing proteins. Drug discovery and development involves inherent risks including the risk that genetic targets that are identified prove unsuccessful and the risk that compounds that demonstrate attractive development characteristics in preclinical studies have undesirable side-effects, including toxicity. Laboratory results obtained in preclinical studies do not necessarily indicate the results that will be obtained in later stages of preclinical development or in human clinical testing. For example, we are attempting to develop products for diseases for which no appropriate animal model that might predict efficacy currently exists. As a result, drug candidates for these diseases must advance at least to Phase II human clinical trials before we will have evidence of efficacy outside of the laboratory. Drugs discovered by us may not effectively combat the targeted disease and, even if they work, may not be commercially successful.

WE HAVE A HISTORY OF OPERATING LOSSES

     Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since the Company was founded in January 1989. As of December 31, 1998, our accumulated losses were approximately $197 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our current product revenues are derived solely from sales of Vitravene(TM). This product has limited sales potential relative to most pharmaceutical products. We expect to incur additional operating losses over the next several years, and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE

     Based on our current operating plan, we believe that our available cash and existing sources of revenue and credit, together with the interest earned on those funds, will be adequate to satisfy our capital needs until at least the end of 2000. Our future capital requirements will depend on many factors, such as the following:

     - Continued scientific progress in its research, drug discovery and development programs;

     - The size of these programs and progress with preclinical and clinical trials;

     - The time and costs involved in obtaining regulatory approvals;

     - The market acceptance of Vitravene(TM);

     - The costs involved in filing, prosecuting and enforcing patent claims;

     - Competing technological and market developments, including the introduction of new therapies that address our markets; and

     - Changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements.

     Our need for additional funding will also depend upon the cost of manufacturing products on a larger scale and our ability to establish and maintain effective marketing and sales activities and arrangements. If we find that we do not have enough money, additional funds may be raised including through public or private financing. Additional financing may not be available, or, if available, may not be on acceptable terms. If additional funds are raised by issuing equity securities, the shares of existing stockholders will be subject to further dilution and share prices may decline. If adequate funds are not available, we may be required to cut back on one or more of our research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others. These arrangements may require us to give up rights to certain of our technologies, product candidates or products.

WE HAVE LIMITED LARGE-SCALE MANUFACTURING EXPERIENCE

     Our ability to operate profitably will depend in part on our ability to manufacture our products, or to have another company manufacture our products, at a cost low enough to enable us to charge a competitive price to buyers. To establish additional commercial manufacturing capability on a large scale, we must improve our manufacturing processes and reduce our product costs. The manufacture of sufficient quantities of new drugs is typically a time-consuming and complex process. Pharmaceutical products based on chemically modified oligonucleotides have never been manufactured on a large commercial scale. There are a limited number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. We may not be able to manufacture at a cost or in quantities necessary to make commercially successful products.

     In 1998 we entered into an antisense oligonucleotide manufacturing collaboration with Zeneca LifeScience Molecules of Manchester, England pursuant to which Zeneca LSM will supply a portion of our requirements of drugs for clinical trials. As of the date of this report, we have not yet received any supply of drugs under this arrangement, and we cannot guarantee that Zeneca LSM will be able to meet our supply needs for clinical trials.

NEW DRUG CANDIDATES AND COMPETITION MAY HURT OUR BUSINESS

     Our competitors are engaged in all areas of drug discovery in the United States and other countries, are numerous, and include, among others, major pharmaceutical companies, specialized biopharmaceutical firms, universities and other research institutions. Our competitors may succeed in developing other new therapeutic drug candidates that are more effective than any drug candidates that we have been developing. These competitive developments could make our technology and products obsolete or non-competitive before we have had enough time to recover our research, development or commercialization expenses.

     Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical trials of new pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed in obtaining regulatory approval for products earlier than we do. We will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

OUR PATENTS AND PROPRIETARY RIGHTS COULD AFFECT OUR ABILITY TO COMPETE

     Our success depends to a significant degree upon our ability to develop proprietary products. However, we cannot assure you that patents will be granted on any of our patent applications in the United States or in other countries. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS

     Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and in some cases issued to others claiming technologies which are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices from others that they are seeking patent rights that could, if obtained, negatively impact our business. However, to date, none of these notices have resulted in a negative impact on our business.

     In the event of an intellectual property dispute, we may be forced to litigate. Such litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as affected third parties. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology we use, we might be forced to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might, under these circumstances, attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, if at all.

WE HAVE NO SALES AND MARKETING EXPERIENCE

     We have no experience in sales, marketing or distribution of drug products. We currently do not sell any products directly. Instead, we sell Vitravene(TM) through our partner CIBA Vision which is responsible for all sales and marketing of that product. To market any of our products directly, we must develop an expert marketing and sales force capable of supporting product distribution. We may not be able to build such a sales force at all, or at a reasonable cost, and if we do, our direct sales and marketing efforts may not be successful. As with any new product, our products may not achieve market acceptance in place of existing treatments.

WE DEPEND ON OUR KEY EMPLOYEES

     We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our management or scientific staff. The loss of our management and key scientific employees might slow the achievement of important research and development goals. Recently, Dr. Daniel Kisner, our President and Chief Operating Officer and director resigned all positions to assume the position of Chief Executive Officer of Caliper Technologies, a privately held company. Dr. Kisner's resignation is not expected to have a material adverse effect on our business. It is also critical to our success to recruit and retain qualified scientific personnel to perform research and development work. Although we believe we will be successful in attracting and keeping skilled and experienced scientific personnel, we may not be able to do so on acceptable terms, because of stiff competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions.

OUR STOCK PRICE IS VOLATILE

     The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. During the last twelve months, the market price of our common stock has ranged from $7 per share to $16 per share. The market price can be affected by many factors, including, for example, fluctuation in our operating results, announcements of technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

ANTI-TAKEOVER PROVISIONS

     Our certificate of incorporation provides for classified terms for the members of the Board of Directors. Our certificate also includes a provision that requires at least 66 2/3% of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, 15% or more of our voting stockholders, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

     Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, special meetings of our stockholders may be called only by the Board of Directors, the Chairman of the Board or the President, or by any holder of 10% or more of the outstanding common stock. The classified board, stockholder vote requirements and other charter provisions protect us in two ways. First, these provisions may discourage certain types of transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they think may be in their best interests. Second, the Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock, which may have the effect of delaying or preventing a change in control of Isis without action by the stockholders.

ITEM 2. PROPERTIES

     We occupy approximately 132,000 square feet of laboratory and office space (including a 12,000 square foot GMP manufacturing suite) in five buildings located on our "campus" in Carlsbad, California. Three of these buildings are owned by Isis and, as of December 31, 1998, secure approximately $8.6 million in indebtedness of the Company. Two of the buildings are leased. We have also leased 1,600 sq. ft. of office space in the United Kingdom to accommodate employees supervising European clinical trials. We believe that our facilities will be adequate to meet our needs through 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock (Nasdaq symbol "ISIP") is traded publicly through the Nasdaq National Market. The following table presents quarterly information on the price range of the common stock. This information indicates the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                              HIGH      LOW
                                                             ------    ------
1997
  First Quarter............................................  $19.88    $15.00
  Second Quarter...........................................  $17.38    $12.88
  Third Quarter............................................  $18.63    $12.75
  Fourth Quarter...........................................  $18.38    $11.00
1998
  First Quarter............................................  $16.06    $12.00
  Second Quarter...........................................  $16.25    $11.63
  Third Quarter............................................  $16.00    $ 7.00
  Fourth Quarter...........................................  $13.31    $ 8.88

     As of January 31, 1999, there were approximately 1,427 stockholders of record of the common stock. We have never paid dividends and do not anticipate paying any dividends in the foreseeable future. Under the terms of certain term loans, we are restricted from paying cash dividends until the loans are fully repaid. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------
                                1998        1997        1996        1995        1994
                              --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS
  DATA:
Research and development
  revenues..................  $ 38,611    $ 32,722    $ 22,663    $ 12,966    $ 10,088
Research and development
  expenses..................    62,200      55,940      45,653      33,175      26,468
Net loss....................   (42,983)    (31,066)    (26,521)    (23,712)    (18,181)
Basic and diluted net loss
  per share.................     (1.60)      (1.17)      (1.04)      (1.10)      (0.93)
Shares used in computing
  basic and diluted net loss
  per share.................    26,873      26,456      25,585      21,514      19,542

                                                  DECEMBER 31,
                           -----------------------------------------------------------
                             1998         1997         1996         1995        1994
                           ---------    ---------    ---------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents
  and short-term
  investments............  $  58,848    $  86,786    $  77,624    $ 77,407    $ 43,440
Working capital..........     40,651       62,573       56,300      60,040      33,679
Total assets.............     96,074      117,881      101,305      99,569      66,643
Long-term debt and
  capital lease
  obligations, less
  current portion........     77,724       56,452       19,864       4,714       9,295
Accumulated deficit......   (197,116)    (154,133)    (123,067)    (96,546)    (72,834)
Stockholders' equity.....     (4,186)      34,852       58,385      75,850      46,019

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in January 1989, almost all of our resources have been devoted to its research, drug discovery and drug development programs. We are not yet profitable and expect to continue to have operating losses for the next several years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration agreements increases the amount of research and development activity that we are able to fund and offsets a portion of our research and development costs. See Item 1, "Business -- Collaborative Agreements." In 1998, we received approval from the U.S. Food and Drug Administration ("FDA") to begin marketing our first product, Vitravene(TM), a drug used to treat CMV retinitis.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and December 31, 1997

     Our revenue from collaborative research and development agreements was $38.6 million for the year ended December 31, 1998 compared with $32.7 million in 1997, an increase of 18%. The receipt of $5 million from CpG ImmunoPharmaceuticals, Inc. for a license to certain issued patents together with $1.8 million from a research collaboration with Merck contributed to this revenue increase. We delivered our first commercial shipment of Vitravene(TM) in 1998, earning product revenue of $0.6 million.

     Research and development expenses rose 11% to $62.2 million in 1998 from $55.9 million in 1997. The increase in research and development expenses occurred because compounds in preclinical and clinical development are continuing to advance into more expensive stages of development. We expect that research and development expenses will continue to increase as compounds continue to advance in clinical development.

     Operating expenses in 1998 included $5.2 million for acquired patents. This expense arises from the acquisition of the antisense patent estate from Gilead Sciences, Inc., which was written-off in accordance with our accounting policies. No similar expenses were incurred in 1997.

     General and administrative expenses were $9.5 million for 1998 compared with $8.1 million in 1997. This increase is primarily because of expanded business development, investor relations activities and support of our increasing research and development efforts. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development activities.

     Interest expense increased to $9.4 million in 1998 compared with $3.6 million in 1997. This increase in interest expense is due to borrowing $25 million in a private debt financing completed in the fourth quarter of 1997 with an additional $15 million follow-on private debt financing in the second quarter of 1998. Under the terms of these financing arrangements, payment of both principal and interest is deferred for the first five years. Therefore, of the $9.4 million interest expense in 1998, $6.1 million was accrued under the long-term debt agreements and will not require current cash payment.

     Our net loss for 1998 was $43.0 million, or $1.60 per share, compared to $31.1 million, or $1.17 per share, for 1997. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

     At December 31, 1998, our net operating loss carryforward for federal income tax purposes was approximately $193.5 million. The net operating loss and research credit carryforwards make up the majority of our deferred tax assets. We will only be able to use the net operating loss and research credits, and realize the benefit of these deferred tax assets, if we become profitable. We have fully reserved all of our deferred tax assets as their realization is uncertain. Our research credit carryforward for federal income tax purposes was approximately $8.4 million. Our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods, due to "change of ownership" provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from the company's net operating loss and tax credit carryforwards.

However, there may or may not be additional limitations arising from any future changes in ownership that may have a material adverse impact.

     Isis believes that inflation and changing prices have not had a material effect on our operations to date.

  Years Ended December 31, 1997, and December 31, 1996

     Our revenue from collaborative research and development agreements was $32.7 in 1997 and $22.7 million in 1996, an increase of 44%. The receipt of a $5 million pre-commercial fee from CIBA Vision together with $4 million in milestone payments from Novartis in addition to ongoing revenue from research and development collaborations caused this revenue increase.

     Research and development expenses amounted to $55.9 million in 1997 and $45.7 million in 1996. This increase in research and development expenses resulted from Isis' growing preclinical and clinical development activities.

     General and administrative expenses were $8.1 million in 1997 compared with $6.2 million in 1996. This increase was due to expanded business development and investor relations activities and support of our increasing research and development efforts.

     Our net loss was $31.1 million, or $1.17 per share, in 1997 and $26.5 million, or $1.04 per share, in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations with revenue from contract research and development, by selling equity securities and by issuing long-term debt. From our inception through December 31, 1998, we have earned approximately $145 million in revenue from contract research and development. We have also raised net proceeds of approximately $185 million from the sale of equity securities since Isis was founded. We have borrowed approximately $60 million under long-term debt arrangements to finance a portion of our operations.

     As of December 31, 1998, we had cash, cash equivalents and short-term investments of $58.8 million and working capital of $40.7 million. In comparison, we had cash, cash equivalents and short-term investments of $86.8 million and working capital of $62.6 million as of December 31, 1997. This decrease in cash and short-term investments resulted from the funding of operating losses, investments in capital equipment and building improvements and principal payments on debt and capital lease obligations. This decrease was offset in part by the receipt of $15 million from a private debt financing and $12.5 million in milestone payments and licensing fees from CIBA Vision and CpG ImmunoPharmaceuticals, Inc.

     The agreement with Boehringer Ingelheim provides us with a $40 million line of credit. This line of credit is to be used to support the collaboration cell adhesion programs. Restrictions on the availability of the line of credit are based on the anticipated collaboration costs, the amount of funds available to us, and our average stock price over specified periods. As of December 31, 1998 the line of credit was not available. As of December 31, 1998, the outstanding balance under this line of credit was $22.6 million. See Note 3 to the Financial Statements, "Long-term obligations and commitments."

     In October 1997, we borrowed $25 million in a private transaction. The loan must be repaid on November 1, 2007, and bears interest at 14% per annum. No payments of either principal or interest are required during the first 5 years of the loan. After the first 5 years, interest must be paid quarterly until the end of the loan. No principal payments are required until November 1, 2007. In conjunction with this transaction, we issued warrants to purchase 500,000 shares of common stock at a price of $25 per share. On May 1, 1998, we completed a follow-on $15 million private debt financing. This financing was a follow-on to our $25 million private debt financing in October 1997 and bears the same terms and conditions. In conjunction with this follow-on transaction, we issued warrants to purchase 300,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. The warrants have been valued at combined total of $5.4 million. This amount has been credited to stockholders' equity. Because interest is deferred during the first 5 years, the combined principal balance of both borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the unamortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at December 31, 1998 was $41,321,000. See Note 3 to the Financial Statements, "Long-term obligations and commitments".

     As of December 31, 1998, our long-term obligations totaled $81.3 million compared to $58.7 million at December 31, 1997. This increase was due to the $15 million follow-on debt financing together with the accrual of interest on the ten-year notes described above. Additional capital lease financing to fund equipment acquisitions also contributed to the increase. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our growing business. We will continue to use lease lines as long as the terms continue to remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements at least until the end of 2000.

YEAR 2000 COMPUTER ISSUES

     Until recently many computer programs were written to store only two digits of date-related information. Thus the programs were unable to distinguish between the year 1900 and the year 2000. As a result, many computer experts have significant concerns regarding how those programs will function after December 31, 1999. This is frequently referred to as the "Year 2000 Problem." Because Isis was founded in 1989, our computer systems and equipment are relatively new and generally not subject to the date and time issues that create the Year 2000 problems.

     A team of Isis employees is conducting our Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on our core business operations and that transactions with customers, suppliers, corporate partners and financial institutions are fully supported. Our Year 2000 plan includes the following phases: inventorying critical business systems and vendors, assessment of the probability of Year 2000 non-compliance, remediation activities including repairing or replacing identified systems, testing, and developing contingency plans.

     An inventory of all computer equipment, operating systems and applications including other equipment that uses embedded microprocessors has been completed. Compliance assessment has been completed for all critical or important systems and equipment. Remediation activities have been completed for all but five systems or pieces of equipment. We estimate that all required remediation and validation will be completed by the third quarter of 1999. Testing of our critical and important systems and applications is ongoing and is scheduled to be completed by the third quarter of 1999. Contingency planning will begin in the second quarter of 1999. Based on the work completed to date, we believe that with the completed remediation work, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment.

     We have also requested information from our significant suppliers, corporate partners and financial institutions to ensure that those parties are addressing Year 2000 issues where their systems could impact our operations. We are assessing the extent to which our operations are vulnerable should those organizations fail to properly modify their computer systems. The failure of systems maintained by our vendors, corporate partners or financial institutions could affect our ability to process transactions, conduct research and development projects, manufacture products, or engage in other normal business activities. We have received responses from all but one of the critical or important third parties and are in the process of evaluating those responses to identify areas of exposure. We are also in the process of identifying alternate sources for products or services in the event that any of our present primary or secondary vendors are not successful in resolving their Year 2000 issues. We will continue to monitor the progress of critical and important third parties throughout 1999 to ascertain that they achieve their Year 2000 objectives.

     Our most likely exposure to Year 2000 problems is related to our high dependence on commercial utilities such as water and power. If the providers of these utilities are not able to maintain service due to Year 2000 noncompliance it could result in temporarily halting research and development activities until the service is restored or until suitable alternate facilities in a different geographic area could be obtained. It is not possible to precisely estimate the length of delays in research and development projects in those circumstances, but it could range from three to six months.

     While we believe our planning and preparations will be adequate to address our internal Year 2000 concerns, we cannot guarantee that the systems of other companies, on which our systems and operations rely, will be converted on a timely basis and will not have a material effect on us. The total cost of the Year 2000 risk assessment and remediation is funded through operating cash flows, and we are expensing these costs as they are incurred. Based on information obtained to date, the cost of identifying and remediating exposures to the Year 2000 Problem is not expected to be material to our results of operations or financial position. The estimated total cost of our Year 2000 assessment and remediation is not expected to exceed $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and supplementary data required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our definitive Proxy Statement (the "Proxy Statement") which will be filed on or before April 12, 1999 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 1999 Annual Meeting of stockholders to be held on May 21, 1999.

     The required information concerning our Executive Officers is contained in
Item 1, Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page 35 of this Report.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   35
Balance Sheets at December 31, 1998 and 1997................   36
Statements of Operations for the years ended December 31,
  1998, 1997 and 1996.......................................   37
Statements of Stockholders' Equity (deficit) for the years
  ended December 31, 1998, 1997 and 1996....................   38
Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996.......................................   39
Notes to Financial Statements...............................   40

(a)(2) Index to Financial Statement Schedules

     None required.

(a)(3) Index to Exhibits

     See Index to Exhibits on pages 33 through 34.

     The following management compensatory plans and arrangements are required to be filed as exhibits to this Report pursuant to Item 14(c):

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  10.2      --   Registrant's 1989 Stock Option Plan, as amended (the
                 "Plan").(6)
  10.3      --   Revised form of Incentive Stock Option Agreement under the
                 Plan.(1)
  10.4      --   Revised form of Supplemental Stock Option Agreement under
                 the Plan.(1)
  10.5      --   Form of Incentive Stock Option Agreement entered into
                 between Registrant and certain of its officers together with related schedule.(2)
  10.6      --   Form of Supplemental Stock Option Agreement entered into
                 between Registrant and certain of its officers together with related schedule.(2)
  10.7      --   Registrant's 1992 Non-employee Directors Stock Option Plan, as amended.(1)
  10.8      --   Revised form of Supplemental Stock Option Agreement under
                 Registrant's 1992 Non-employee Directors' Stock Option Plan, as amended.(5)
  10.9      --   Registrant's Employee Stock Purchase Plan.(3)

---------------
(1) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-42970) and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

(c) Exhibits

     The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules

     The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                          ISIS PHARMACEUTICALS, INC.

                                          By: /s/ STANLEY T. CROOKE, M.D.,
                                              PH.D.
                                            ------------------------------------
                                            Stanley T. Crooke, M.D., Ph.D.
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (Principal executive officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Stanley T. Crooke and B. Lynne Parshall, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
         /s/ STANLEY T. CROOKE, M.D., PH.D.             Chairman of the Board, Chief    March 31, 1999
-----------------------------------------------------  Executive Officer and Director
           Stanley T. Crooke, M.D., Ph.D.               (Principal executive officer)

                /s/ B. LYNNE PARSHALL                   Executive Vice President and    March 31, 1999
-----------------------------------------------------      Chief Financial Officer
                  B. Lynne Parshall                       (Principal financial and
                                                             accounting officer)

                 /s/ BURKHARD BLANK                               Director              March 31, 1999
-----------------------------------------------------
                   Burkhard Blank

           /s/ CHRISTOPHER F. O. GABRIELI                         Director              March 31, 1999
-----------------------------------------------------
             Christopher F. O. Gabrieli

                /s/ ALAN C. MENDELSON                             Director              March 31, 1999
-----------------------------------------------------
                  Alan C. Mendelson

                /s/ WILLIAM R. MILLER                             Director              March 31, 1999
-----------------------------------------------------
                  William R. Miller

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ MARK B. SKALETSKY                             Director              March 31, 1999
-----------------------------------------------------
                  Mark B. Skaletsky

                   /s/ LARRY SOLL                                 Director              March 31, 1999
-----------------------------------------------------
                     Larry Soll

                /s/ JOSEPH H. WENDER                              Director              March 31, 1999
-----------------------------------------------------
                  Joseph H. Wender

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1      Amended and Restated Certificate of Incorporation.(1)
 3.2      Bylaws.(1)
 4.1      Reference is made to Exhibits 3.1, 3.2 and 10.19.
 4.2      Ciba-Geigy Investor Rights Agreement between the Registrant and Novartis AG, formerly Ciba-Geigy Limited ("Novartis"), dated November 9, 1990.(1)
 4.3      Voting Rights Agreement among the Registrant, Novartis and
          Dr. Crooke, dated November 9, 1990.(1)
 4.4      Specimen stock certificate.(1)
 9.1      Reference is made to Exhibit 4.4.
10.1      Form of Indemnification Agreement entered into between the
          Registrant and its Directors and officers with related
          schedule.(1)
10.2      Registrant's 1989 Stock Option Plan, as amended.(10)
10.3      Revised form of Incentive Stock Option Agreement under the
          Plan.(8)
10.4      Revised form of Supplemental Stock Option Agreement under
          the Plan.(8)
10.5      Form of Incentive Stock Option Agreement entered into
          between Registrant and certain of its officers together with related schedule.(4)
10.6      Form of Supplemental Stock Option Agreement entered into
          between Registrant and certain of its officers together with related schedule.(4)
10.7      Registrant's 1992 Non-Employee Directors Stock Option Plan,
          as amended.(8)
10.8      Revised form of Supplemental Stock Option Agreement under
          Registrant's 1992 Non-Employee Directors' Stock Option
          Plan.(9)
10.9      Registrant's Employee Stock Purchase Plan.(2)
10.10     Form of Employee Assignment of Patent Rights.(1)
10.11     Amended and Restated Research, Development and Licensing
          Agreement by and between Isis Pharmaceuticals, Inc. and
          Novartis AG dated February 13, 1996 (with certain
          confidential information deleted).(7)
10.12     License Agreement between the Registrant and the PNA Group dated as of January 29, 1992 (with certain confidential
          information deleted).(3)
10.13     Stock Purchase Agreement between the Registrant and
          Boehringer Ingelheim International GmbH, dated as of July
          18, 1995 (with certain confidential information deleted).(5)
10.14     Collaborative Agreement between the Registrant and
          Boehringer Ingelheim International GmbH, dated as of July
          18, 1995 (with certain confidential information deleted).(6)
10.15     Agreement between Registrant and CIBA Vision Corporation
          dated July 10, 1997 (with certain confidential information deleted).(9)
10.16     Amendment No. 2 to the Agreement between the Company and
          CIBA Vision Corporation, dated September 14, 1998 (with
          certain confidential information deleted).(12)
10.17     Imperial Bank Note Secured by Deed of Trust dated March 24,
          1997 in the amount of $6,000,000; together with the related
          Deed of Trust and Assignment of Rents dated March 24,
          1997.(9)
10.18     Imperial Bank Note Secured by Deed of Trust dated March 24,
          1997 in the amount of $3,706,620; together with the related
          Deed of Trust and Assignment of Rents dated March 24,
          1997.(9)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.19     Purchase Agreement for 14% Senior Subordinated Discount
          Notes due November 1, 2007 and Warrants for Common Stock
          dated October 24, 1997 (with certain confidential
          information deleted).(10)
10.20     First Supplement to Purchase Agreement for 14% Senior
          Subordinated Discount Notes due November 1, 2007 and
          Warrants for Common Stock dated May 1, 1998 (with certain
          confidential information deleted).(11)
10.21     Asset Purchase Agreement between Registrant and Gen-Probe
          Incorporated dated December 19, 1997 (with certain
          confidential information deleted).(10)
10.22     Research Collaboration and License Agreement between Merck &
          Co., Inc. and Isis Pharmaceuticals, Inc. dated June 1, 1998
          (with certain confidential information deleted).(11)
10.23     Research and Development Agreement between Isis
          Pharmaceuticals, Inc. and Zeneca Limited, dated December 18,
          1998 (with certain confidential information deleted).
10.24     Patent Rights Purchase Agreement between Isis
          Pharmaceuticals, Inc. and Gilead Sciences, Inc., dated
          December 18, 1998 (with certain confidential information
          deleted).
23.1      Consent of Ernst & Young LLP.
24.1      Power of Attorney. Reference is made to page 29.
27.1      Financial Data Schedule.

---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

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

(10) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Isis Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isis Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Diego, California
January 30, 1999

                           ISIS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  27,618    $ 38,102
  Short-term investments....................................     31,230      48,684
  Contracts receivable......................................      3,466         289
  Prepaids and other current assets.........................        873       2,075
                                                              ---------    --------
          Total current assets..............................     63,187      89,150
  Property, plant and equipment, net........................     21,542      18,785
  Patent costs, net.........................................      9,113       7,485
  Deposits and other assets.................................      2,232       2,461
                                                              ---------    --------
                                                              $  96,074    $117,881
                                                              =========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $   2,977    $  2,843
  Accrued payroll and related expenses......................      3,088       2,242
  Accrued liabilities.......................................      2,714       4,347
  Deferred contract revenues................................     10,176      14,893
  Current portion of long-term obligations..................      3,581       2,252
                                                              ---------    --------
          Total current liabilities.........................     22,536      26,577
Long-term obligations, less current portion.................     77,724      56,452
Commitments (See Note 3)
Stockholders' equity (deficit):
  Common stock, $.001 par value; 50,000,000 shares
     authorized, 27,053,000 shares and 26,655,000 shares
     issued and outstanding at December 31, 1998 and 1997,
     respectively...........................................         27          27
  Additional paid-in capital................................    192,737     188,793
  Accumulated other comprehensive income....................        166         165
  Accumulated deficit.......................................   (197,116)   (154,133)
                                                              ---------    --------
          Total stockholders' equity (deficit)..............     (4,186)     34,852
                                                              ---------    --------
                                                              $  96,074    $117,881
                                                              =========    ========

                            See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues:
  Research and development revenues under collaborative
     agreements............................................  $ 38,611    $ 32,722    $ 22,663
  Product revenues.........................................       560          --          --
                                                             --------    --------    --------
                                                               39,171      32,722      22,663
                                                             --------    --------    --------
Expenses:
  Research and development.................................    62,200      55,940      45,653
  Write-off of acquired patents............................     5,238          --          --
  General and administrative...............................     9,511       8,078       6,246
                                                             --------    --------    --------
          Total operating expenses.........................    76,949      64,018      51,899
                                                             --------    --------    --------
  Loss from operations.....................................   (37,778)    (31,296)    (29,236)
  Interest income..........................................     4,150       3,815       3,921
  Interest expense.........................................     9,355       3,585       1,206
                                                             --------    --------    --------
Net loss...................................................  $(42,983)   $(31,066)   $(26,521)
                                                             ========    ========    ========
Basic and diluted net loss per share.......................  $  (1.60)   $  (1.17)   $  (1.04)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  share....................................................    26,873      26,456      25,585
                                                             ========    ========    ========

                            See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                    COMMON STOCK     ADDITIONAL       OTHER                         TOTAL
                                   ---------------    PAID IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
           DESCRIPTION             SHARES   AMOUNT    CAPITAL        INCOME         DEFICIT        EQUITY
           -----------             ------   ------   ----------   -------------   -----------   -------------
Balance at December 31, 1995.....  25,249    $25      $172,253        $118         $ (96,546)     $ 75,850
Comprehensive Income.............      --     --            --          --
Net loss.........................      --     --            --          --           (26,521)      (26,521)
Changes in unrealized gains and
  (losses), net of income
  taxes..........................      --     --            --          60                --            60
                                                                                                  --------
Comprehensive Income.............                                                                  (26,461)
                                                                                                  --------
Options exercised and employee
  stock purchase plan............     543      1         3,164          --                --         3,165
Issuances of common stock net of
  repurchases and offering
  costs..........................     409     --         5,822          --                --         5,822
Compensation relating to the
  granting of options............      --     --             9          --                --             9
                                   ------    ---      --------        ----         ---------      --------
Balance at December 31, 1996.....  26,201     26       181,248         178          (123,067)       58,385
                                   ------    ---      --------        ----         ---------      --------
Comprehensive Income.............      --     --            --          --
Net loss.........................      --     --            --          --           (31,066)      (31,066)
--
Change in unrealized gains and
  (losses),net of income taxes...      --     --            --         (13)               --           (13)
                                                                                                  --------
Comprehensive Income.............                                                                  (31,079)
                                                                                                  --------
Options exercised and employee
  stock purchase plan............     454      1         3,306          --                --         3,307
Issuances of warrants to purchase
  common stock...................      --     --         3,780          --                --         3,780
Compensation relating to the
  granting of options............      --     --           459          --                --           459
                                   ------    ---      --------        ----         ---------      --------
Balance at December 31, 1997.....  26,655     27       188,793         165          (154,133)       34,852
                                   ------    ---      --------        ----         ---------      --------
Comprehensive Income.............      --     --            --          --
Net loss.........................      --     --            --          --           (42,983)      (42,983)
Change in unrealized gains and
  (losses), net of income
  taxes..........................      --     --            --           1                --             1
                                                                                                  --------
Comprehensive Income.............                                                                  (42,982)
                                                                                                  --------
Options exercised and employee
  stock purchase plan............     398     --         2,298          --                --         2,298
Issuances of warrants to purchase
  common stock...................      --     --         1,646          --                --         1,646
                                   ------    ---      --------        ----         ---------      --------
Balance at December 31, 1998.....  27,053    $27      $192,737        $166         $(197,116)     $ (4,186)
                                   ======    ===      ========        ====         =========      ========

                            See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Operating activities:
Net loss...................................................  $(42,983)   $(31,066)   $(26,521)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.........................     4,258       3,178       2,633
     Deferred interest on long term debt...................     6,112         654          --
     Write-off of acquired patents.........................     5,238          --          --
     Compensation related to grant of options..............        --         459           9
     Changes in operating assets and liabilities:
     Contracts receivable..................................    (3,177)       (289)         --
     Prepaids and other current assets.....................     1,202        (343)        (94)
     Accounts payable......................................       134         481       1,365
     Accrued payroll and related expenses..................       846         753         240
     Accrued liabilities...................................    (1,633)      1,584         (75)
     Deferred contract revenues............................    (4,717)      4,689       1,291
                                                             --------    --------    --------
       Net cash used in operating activities...............   (34,720)    (19,900)    (21,152)
                                                             --------    --------    --------
Investing activities:
  Short-term investments...................................    17,454      (8,142)     (9,598)
  Unrealized gain on investments...........................         1         (13)         60
  Property, plant and equipment............................    (4,434)     (3,454)       (862)
  Patent costs.............................................    (3,882)     (1,455)     (1,439)
  Deposits and other assets................................       (30)     (2,098)        568
                                                             --------    --------    --------
       Net cash provided by (used in) investing
          activities.......................................    9,109     (15,162)    (11,271)
                                                             --------    --------    --------
Financing activities:
  Net proceeds from issuance of equity.....................     3,944       7,087       8,987
  Proceeds from long-term borrowing........................    13,354      32,666      16,200
  Principal payments on debt and capital lease
     obligations...........................................    (2,171)     (3,671)     (2,145)
                                                             --------    --------    --------
       Net cash provided from financing activities.........    15,127      36,082      23,042
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (10,484)      1,020      (9,381)
Cash and cash equivalents at beginning of year.............    38,102      37,082      46,463
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 27,618    $ 38,102    $ 37,082
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid............................................  $  3,191    $  2,644    $  1,150
Supplemental disclosures of non-cash investing and
  financing activities:
  Additions to debt and capital lease obligations for
     acquisitions of property, plant and equipment.........  $  2,068    $  2,953    $  2,325
     Additions to debt for patent acquisitions.............  $  3,238    $     --    $     --

                            See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and business activity -- Isis Pharmaceuticals was incorporated in California on January 10, 1989. In conjunction with its initial public offering, Isis was reorganized as a Delaware corporation, as Isis
Pharmaceuticals, Inc., in April 1991. Isis was organized principally to develop human therapeutic drugs using antisense and combinatorial technology.

     Basic net loss per share -- In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share includes the dilutive effects of options, warrants and convertible securities. Options and warrants to purchase common stock were not included in the computation of diluted net loss per share because the effect would be antidilutive. All net losses per share have been presented to conform to Statement No. 128 requirements.

     Contract revenues and expenses -- Contract revenues consist of non-refundable research and development funding and are recorded as earned based on the performance requirements of the collaborative research and development contracts. Contract fees for which no further performance obligations exist are recognized when the payments are received or when the collection is assured. Payments received in excess of amounts earned are recorded as deferred contract revenues. Research and development costs are expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, costs and expenses of approximately $35,000,000, $31,000,000, and $29,000,000 respectively, were related to collaborative research and development arrangements.

     Revenue recognition -- Isis recognizes revenue from product sales at the time of shipment. An estimate is made of the amount of the product that may be returned and current period sales are reduced accordingly. License fees consist of non-refundable fees from the sale of license rights to our proprietary technologies. Revenue from these fees is recorded when no further performance obligations exist.

     Cash equivalents and short-term investments -- Cash equivalents and short-term investments consist of highly liquid debt instruments. Isis considers instruments with original maturities of less than 90 days to be cash equivalents. Isis has recorded its cash equivalents and short-term investments at fair market value as of December 31, 1998, and has classified all of its investments as available-for-sale. This category includes all securities which Isis does not have the positive intent and ability to hold to maturity. The measurement basis for available-for-sale securities is fair market value. Unrealized gains and losses, net of the related tax effect, are included in accumulated other comprehensive income, a separate component of stockholders' equity. See Note 2 -- Investments.

     Property, plant and equipment -- Property, plant and equipment is stated at cost and consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Land........................................................  $  1,163    $  1,163
Buildings and improvements..................................    16,084      13,607
Equipment...................................................    25,324      21,599
Furniture and fixtures......................................     1,227         927
                                                              --------    --------
                                                                43,798      37,296
Less accumulated depreciation...............................   (22,256)    (18,511)
                                                              --------    --------
                                                              $ 21,542    $ 18,785
                                                              ========    ========

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

     Depreciation of property, plant and equipment is provided on the straight-line method over estimated useful lives as follows:

Building....................................................   31.5 years
Improvements................................................     15 years
Equipment...................................................  2.5-5 years
Furniture and fixtures......................................      5 years

     Patent costs -- Isis capitalizes certain costs related to patent applications, principally consisting of legal and filing fees. These costs are regularly reviewed to determine that they include costs for patent applications Isis is pursuing. Costs related to applications that are not being actively pursued are evaluated under Accounting Principles Board Statement 17: Intangible Assets and are adjusted to an appropriate amortization period, which generally results in an immediate write-off. Accumulated patent costs are amortized on a straight-line basis over their estimated economic lives of approximately 10 years, beginning with the date the patents are issued. The weighted average remaining life of issued patents is 8.2 years. Accumulated amortization was $493,000 at December 31, 1998 and $240,000 at December 31, 1997.

     Long-lived assets -- Long-lived assets are reviewed for potential impairment annually or when events and circumstances warrant an earlier review. When an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Comprehensive income -- Isis adopted Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income", at December 31, 1998. Under FAS 130, Isis is required to display comprehensive income and its components as part of Isis' full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income is comprised of net income and certain changes in equity that are excluded from net income. Specifically, FAS 130 requires unrealized holding gains and losses on Isis' available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income for the years ended December 31, 1998, 1997 and 1996 have been reflected in the Consolidated Statement of Stockholders' Equity.

     Reclassification -- Certain prior period amounts have been reclassified to conform to current presentation.

2. INVESTMENTS

     Isis invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. Isis has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Isis has not experienced any losses on its short-term investments. As of December 31, 1998, 79% of the debt securities held by Isis had a contractual maturity of one year or less, and the remaining 21% of the portfolio was due within 2 years.

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

     The following is a summary of available-for-sale securities:

                                                         AVAILABLE-FOR-SALE SECURITIES
                                                      -----------------------------------
                                                                   GROSS
                                                                 UNREALIZED    ESTIMATED
                                                       COST        GAINS       FAIR VALUE
                                                      -------    ----------    ----------
                                                                (IN THOUSANDS)
DECEMBER 31, 1998
U.S. Treasury securities and obligations of
  U.S. Government agencies..........................  $20,700       $ 86        $20,786
U.S. corporate debt securities......................   10,364         80         10,444
                                                      -------       ----        -------
          Total debt securities.....................  $31,064       $166        $31,230
                                                      =======       ====        =======
DECEMBER 31, 1997
U.S. Treasury securities and obligations of
  U.S. Government agencies..........................  $32,980       $105        $33,085
U.S. corporate debt securities......................   15,539         60         15,599
                                                      -------       ----        -------
          Total debt securities.....................  $48,519       $165        $48,684
                                                      =======       ====        =======

3. LONG-TERM OBLIGATIONS AND COMMITMENTS

     Isis obtained $25,060,000 in private debt financing during 1997 and an additional $15,000,000 in 1998. The terms of the financing provide for a 10 year maturity on the debt, interest of 14% per annum and deferred interest payments for the first 5 years of the loan. After the first 5 years, interest must be paid quarterly until the end of the loan, November 1, 2007. No principal repayments are required until the end of the loan. Because interest is deferred during the first 5 years, the principal balance will be $78 million on November 1, 2002. In conjunction with the debt financing, Isis issued warrants to the lender to purchase shares of common stock, exercisable at $25 per share. Isis issued warrants for 500,000 common shares in 1997 and 300,000 shares in 1998. The fair value of the warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: expected life of 4.5 years, expected dividend yield of zero percent and expected volatility of 60 percent. The assumed risk free interest rate was 5.9%. The warrants were valued at $3,780,000 and $1,646,000 respectively, and were credited to equity. The allocation of value to the warrants creates an effective debt discount which is amortized using the effective interest method. The effective interest rate of this debt is approximately 16%, including the effect of the discount amortization. The debt is carried on the balance sheet net of the unamortized amount allocated to the warrants, and including accrued interest. The carrying amount at December 31, 1998 was $41,321,000. The fair value of this debt at December 31, 1998 approximated $45,000,000. The fair value of the long-term debt is estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements.

     In 1997, Isis obtained 2 new term loans from a bank to refinance existing notes secured by real property and to fund facilities expansion. Both notes are secured by Isis' real property and bear interest at the prime interest rate plus 0.5%. The first note in the amount of $3,707,000 requires monthly principal repayments of $12,433 plus interest with the remaining principal balance due in April 2002. The balance of the note at December 31, 1998 was $3,451,000. The second note in the amount of $6,000,000 requires monthly principal repayments of $50,000 plus related interest with the remaining principal balance due in July 2002. The balance at December 31, 1998 was $5,150,000. As of December 31, 1998, the carrying value of these variable rate long-term notes approximated fair value.

     In 1996 and 1997, Isis borrowed a total of $22,576,000 under a $40,000,000 line of credit made available under the terms of its collaborative agreement with Boehringer Ingelheim International GmbH. The borrowed funds are being used to fund research and development costs associated with the collaboration. Borrowings

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

under the line of credit bear interest at the 7 year U.S. interbanking rate plus 2.0%, determined at the time each advance is made. Interest payments are due twice each year with principal repayment due 7 years after the advance date. The principal may be repaid in cash or stock, at Isis' option. If Isis elects to repay the loan in shares of Isis common stock, repayment will be made at a share price equal to 90% of the average market value over the 20 trading days preceding the maturity date. The balance under this line of credit as of December 31, 1998 was $22,576,000, which approximated fair value.

     In December 1998, Isis purchased from Gilead Sciences, Inc. ("Gilead"), the holdings of its antisense patent estate. This acquisition includes patents and patent applications covering a broad proprietary suite of antisense chemistry and antisense drug delivery systems. The purchase price was $6,000,000 payable in four installments over the next three years. Isis made the initial $2,000,000 payment in December 1998. Isis has recorded the net present value of the future payments, using a discount rate of 10%, as a long-term obligation on the balance sheet. The balance of this obligation at December 31, 1998 was $3,238,000, which approximated fair value.

     Isis leases equipment and certain office and lab space under non-cancelable operating and capital leases with terms through February 2007. Annual future minimum payments under operating leases and other long-term obligations as of December 31, 1998 are as follows (in thousands):

                                          OPERATING    CAPITAL     CONTRACT      LONG-TERM
                                           LEASES      LEASES     OBLIGATIONS      DEBT
                                          ---------    -------    -----------    ---------
1999....................................   $1,150      $ 2,426      $1,000       $   3,388
2000....................................      859        1,797       1,000           3,321
2001....................................      856        1,610       2,000           3,253
2002....................................      797          645                       8,574
2003....................................      778            9                      28,955
Thereafter..............................    2,238            1                     128,156
                                           ------      -------      ------       ---------
          Total minimum payments........   $6,678      $ 6,488      $4,000       $ 175,647
                                           ======      =======      ======       =========
Less amount representing interest.......                  (919)       (762)       (103,149)
                                                       -------      ------       ---------
Present value of future minimum
  payments..............................                 5,569       3,238          72,498
Less current portion....................                (1,923)       (909)           (749)
                                                       -------      ------       ---------
          Total.........................               $ 3,646      $2,329       $  71,749
                                                       =======      ======       =========

     Rent expense for the years ended December 31, 1998, 1997, and 1996 was $1,328,000, $1,030,000 and $520,000, respectively. Cost of equipment under capital leases at December 31, 1998 and 1997 was $17,227,000 and $14,133,000,
respectively. Accumulated depreciation of equipment under capital leases at December 31, 1998 and 1997 was $13,266,000 and $11,177,000, respectively.

4. STOCKHOLDERS' EQUITY

     Stock Option Plans and Other Employee Option Grants -- In June 1989, Isis adopted a stock option plan which provides for the issuance of incentive and non-qualified stock options for the purchase of up to 10,200,000 shares of common stock to its employees and certain other individuals. In addition to the options issued under the terms of the 1989 plan, non-qualified options to purchase 319,000 shares of common stock have been granted to certain employees. The plan also includes provisions for the issuance of stock pursuant to restricted stock purchases and bonuses. Typically options expire 10 years from the date of grant. Options granted after December 31, 1995 vest over a 4 year period, with 25% exercisable at the end of 1 year from the date of the grant and the balance vesting ratably thereafter. Options granted before January 1, 1996 generally

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

vest over a 5 year period. At December 31, 1998, a total of 4,347,000 shares were exercisable, and 1,903,000 were available for future grant.

     In July 1992, Isis adopted the 1992 Non-Employee Directors' Stock Option Plan which provides for the issuance of non-qualified stock options for the purchase of up to 300,000 shares of common stock to its non-employee directors. Options under this plan expire 10 years from the date of grant. Options granted after December 31, 1995 become exercisable in 4 equal annual installments beginning 1 year after the date of grant. Options granted before January 1, 1996 vest over a 5 year period. At December 31, 1998, 139,000 shares issued under this plan were exercisable and 58,000 shares were available for future grant.

     The following table summarizes stock option activity for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                            NUMBER OF                        WEIGHTED AVG.
                                             SHARES      PRICE PER SHARE      PRICE/SHARE
                                            ---------    ----------------    -------------
Outstanding at December 31, 1995..........    5,446      $  .14 to $19.75
Granted...................................    1,337       11.38 to  20.00
Exercised.................................     (468)        .14 to  17.88
Terminated................................     (222)       4.00 to  18.63
                                              ------
Outstanding at December 31, 1996..........    6,093         .14 to  20.00       $ 8.48

Granted...................................    1,071       13.19 to  19.88
Exercised.................................     (395)        .14 to  16.00
Terminated................................     (327)       3.75 to  18.25
                                              ------
Outstanding at December 31, 1997..........    6,442         .14 to  20.00         9.80

Granted...................................    1,168        7.06 to  15.44
Exercised.................................     (320)        .14 to  14.50
Terminated................................     (304)       3.75 to  20.00
                                              ------
Outstanding at December 31, 1998..........    6,986         .14 to  19.88        10.27
                                              ======

     The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

                                OPTIONS OUTSTANDING
                 --------------------------------------------------         OPTIONS EXERCISABLE
                                      WEIGHTED                        -------------------------------
                     NUMBER           AVERAGE           WEIGHTED          NUMBER          WEIGHTED
   RANGE OF       OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE        AVERAGE
EXERCISE PRICE   AS OF 12/31/98   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/98   EXERCISE PRICE
--------------   --------------   ----------------   --------------   --------------   --------------
$ 0.14 - $ 4.00..       900             4.51             $ 3.32             649            $ 3.09
$ 4.13 - $ 6.38..       825             4.71             $ 5.68             772            $ 5.70
$ 6.46 - $ 7.75..       896             4.90             $ 6.88             864            $ 6.87
$ 7.88 - $11.88..     1,052             5.68             $ 9.91             769            $ 9.66
$12.00 - $12.31..       851             8.64             $12.29              88            $12.22
$12.31 - $13.13..       891             7.02             $13.02             621            $13.03
$13.18 - $16.19..       831             7.82             $14.54             333            $14.61
$16.25 - $19.88..       740             7.69             $17.99             390            $17.94
                      -----                                               -----
$ 0.14 - $19.88..     6,986             6.46             $10.27           4,486            $ 9.10
                      =====                                               =====

     Employee Stock Purchase Plan -- In 1991, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The plan permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of the offer or the end of

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

each six-month purchase period. During 1998, 78,000 shares were issued to employees at prices ranging from $10.47 to $10.73 per share. In 1997, 58,000 shares were issued at prices ranging from $10.73 to $15.30 per share. At December 31, 1998, 141,000 shares were available for purchase under this plan.

     Stock-Based Employee Compensation -- Isis has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense been determined consistent with Statement No. 123, Isis' net loss and basic net loss per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                                       1998        1997        1996
                                                     --------    --------    --------
Net loss -- as reported............................  $(42,983)   $(31,066)   $(26,521)
Net loss -- pro forma..............................   (49,761)    (38,004)    (32,200)
Basic net loss per share -- as reported............  $  (1.60)   $  (1.17)   $  (1.04)
Basic net loss per share -- pro forma..............     (1.85)      (1.44)      (1.26)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: expected life of 1 year from vesting date for regular employees, 2 years from vesting date for Directors and Vice Presidents, and 4 years from vesting date for Executive Officers; expected dividend yield of zero percent and expected volatility of 60 percent. The risk-free interest rate was based on the Treasury Bill rate at the end of each year during 1996, 1997 and 1998. The weighted average risk free interest rates for 1996, 1997 and 1998 were 6.1%, 5.7%, and 4.6%, respectively. All options granted during the year were valued using the same risk-free rate for the year. The weighted average fair value of options granted was $7.20 for 1996, $8.50 for 1997 and $5.98 for 1998.

     Warrants -- In 1993, Isis issued Class A warrants in connection with a strategic alliance with PerSeptive Biosystems, Inc. As of December 31, 1998, 448,001 of the warrants remain outstanding at an exercise price of $7.75 per share. The warrants expire March 15, 1999.

     In 1997 and 1998, Isis issued 500,000 and 300,000 warrants, respectively, in conjunction with a private debt financing agreement. As of December 31, 1998, all of the warrants remain outstanding at an exercise price of $25 per share. The warrants expire November 1, 2004. See Note 3.

     As of December 31, 1998, total common shares reserved for future issuance was 10,429,000.

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

5. INCOME TAXES

     Significant components of Isis' deferred tax assets as of December 31, 1998 and 1997 are shown below. Valuation allowances of $90,931,000 and $71,400,000 have been recognized for 1998 and 1997, respectively, to offset the net deferred tax assets as realization of such assets is uncertain.

                                                                  1998            1997
                                                              ------------    ------------
Deferred tax assets:
  Capitalized research expense..............................  $  8,320,000    $  7,741,000
  Net operating loss carryforwards..........................    69,661,000      57,959,000
  Research and development credits..........................    10,849,000       7,258,000
  Other, net................................................     5,314,000         889,000
                                                              ------------    ------------
  Total deferred tax assets.................................    94,144,000      73,847,000
Deferred tax liabilities:
  Patent expense............................................    (3,213,000)     (2,447,000)
                                                              ------------    ------------
  Total deferred tax liabilities............................    (3,213,000)     (2,447,000)
  Total net deferred tax assets.............................    90,931,000      71,400,000
  Valuation allowance for deferred tax assets...............   (90,931,000)    (71,400,000)
                                                              ------------    ------------
  Net deferred tax assets...................................  $          0    $          0
                                                              ============    ============

     At December 31, 1998, approximately $3,627,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

     At December 31, 1998, Isis had federal and California tax net operating loss carryforwards of approximately $193,526,000 and $33,507,000, respectively. Isis also had federal and California research credit carryforwards of approximately $8,402,000 and $3,765,000, respectively. The difference between the tax loss carryforwards for federal and California purposes was attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California loss carryforwards. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2004 unless previously utilized. Approximately $3,100,000 of the California tax loss carryforward expired during 1998 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss carryforward will begin expiring in 1999, unless utilized.

     Annual use of Isis' net operating loss and credit carryforwards will be limited under the Internal Revenue Code as a result of cumulative changes in ownership of more than 50% during the periods ended December 31, 1989 and 1991. However, Isis believes that such limitations will not have a material impact upon the utilization of the carryforwards.

6. RESEARCH AND DEVELOPMENT COLLABORATIVE ARRANGEMENTS AND LICENSING AGREEMENTS

     In 1990, Isis entered into a collaborative agreement with Novartis to discover and investigate oligonucleotide compounds active against 4 specific targets. In 1996, Isis and Novartis signed a definitive agreement broadening the companies' antisense research and development collaboration to include the development of ISIS 3521 and ISIS 5132, anticancer compounds that were discovered through the research collaboration. The broadened collaboration also includes research to discover additional therapeutic compounds. Under the terms of the expanded collaboration, Novartis is funding the development of both ISIS 3521 and ISIS 5132. Isis receives certain milestone payments from Novartis as these compounds and subsequent compounds arising out of the expanded research program progress through development. Novartis will market these compounds worldwide and will pay Isis a royalty based on sales. Included in the statement of operations for

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

the years ended December 31, 1998, 1997 and 1996 are contract revenues arising from this collaboration totaling $15,641,000, $21,106,000 and $14,003,000, respectively. As of December 31, 1998, Novartis owned approximately 9% of Isis' outstanding common stock.

     In July 1997, Isis and CIBA Vision Corporation entered into an agreement granting CIBA Vision exclusive worldwide distribution rights for Vitravene(TM) (fomivirsen). Under the terms of the agreement, Isis will manufacture and sell Vitravene(TM) to CIBA Vision at a price that will allow Isis and CIBA Vision to share the commercial value of the product. CIBA Vision will market and sell Vitravene(TM) worldwide and will be responsible for regulatory approvals outside of the United States and Europe. Additionally, CIBA Vision received the option to acquire the exclusive license to market and distribute a second generation antisense compound to treat CMV retinitis (ISIS 13312) which Isis is currently developing. At the inception of the agreement, CIBA Vision paid Isis a $5 million non-refundable pre-commercial fee to partially reimburse us for the costs incurred in discovering and developing Vitravene(TM) to that point. That payment was recognized as revenue in 1997 and included in the statement of operations as contract revenue. In August 1998, the FDA approved Vitravene(TM) for marketing, and in the fourth quarter of the year CIBA Vision began selling Vitravene(TM) commercially. Isis delivered its first commercial shipment of Vitravene(TM) to CIBA Vision in the fourth quarter of 1998 and recorded $560,000 in net product revenues. For the years ended December 31, 1998 and December 31, 1997, Isis also earned contract revenue of $7,500,000 and $5,000,000, respectively, under the CIBA Vision agreement.

     In July 1995, Isis and Boehringer Ingelheim International GmbH signed definitive agreements and completed the formation of a major collaboration in cell adhesion drug design, discovery, development and commercialization. Boehringer Ingelheim purchased 2,000,000 shares of common stock for $28,500,000 in cash plus certain license rights. Of the $28,500,000, $21,300,000 was accounted for as equity and $7,200,000 was accounted for as deferred revenue, representing Boehringer Ingelheim's advance payment of research and development costs under the collaboration. In December 1996, coinciding with the achievement of a milestone, Boehringer Ingelheim purchased 409,000 shares for $10,000,000. Of that total, $6,000,000 was accounted for as equity and $4,000,000 as deferred revenue. The agreement also provides that Boehringer Ingelheim is entitled to designate 1 person for election to Isis' Board of Directors. As of December 31, 1998 Boehringer Ingelheim owned approximately 9% of Isis' outstanding common stock. Boehringer Ingelheim and Isis are providing equal funding for the combined research and development program and will share equally in the profits from all products of the collaboration. Boehringer Ingelheim has also provided Isis with a $40,000,000 line of credit, available under certain circumstances to be used in support of the combined programs. As of December 31, 1998, the outstanding balance under this line of credit was $22,576,000. The statement of operations for the years ended December 31, 1998, 1997 and 1996 reflects contract revenues of $6,544,000, $5,603,000 and $4,024,000, respectively, from this collaboration.

     In June 1998, Isis entered into a research collaboration with Merck & Co. to discover small molecule drug candidates to treat patients infected with Hepatitis C virus ("HCV"). Isis and Merck will design, synthesize, and evaluate novel compounds that Merck will screen in its proprietary assays for identifying HCV replication inhibitors. Merck will commercialize drugs arising from the collaboration, and Isis retains the right to use technology developed in the collaboration in our antisense program. The three year collaboration provides us with annual research support plus technology access fees, and milestone payments and royalties upon commercialization. In 1998, Isis received a total of $3,875,000 from Merck under the terms of this agreement.

     In August 1998, Isis granted an exclusive license to our patents covering immune stimulation by phosphorothioate oligonucleotides to CpG ImmunoPharmaceuticals, Inc. The agreement grants exclusive worldwide rights to the methods and applications covered by issued U.S. Patents No. 5,663,153; No. 5,723,335; and related patent applications, not including claims for antisense therapeutics. Under the terms of

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

the agreement, Isis received $5 million in 1998 and a 5% equity position in CpG ImmunoPharmaceuticals, Inc. Isis will also receive a portion of any sublicensing revenue relating to the technology. In 1998, Isis recorded revenue for the $5 million licensing fee, as there are no further performance obligations. Isis did not record revenue for the value of the 5% equity position, since realization of this asset is uncertain.

     In November 1998, Isis sublicensed to Pantheco A/S, a Danish biotechnology company, our Peptide Nucleic Acid technology for the creation of anti-infective drugs. As the exclusive licensee, Isis will retain the rights for all other areas of human therapeutics. As part of this transaction, Isis received a 24.9% equity position in Pantheco A/S. Isis did not record any revenue related to this transaction, since realization of the value of the equity interest in Pantheco is uncertain.

     In December 1998, Isis purchased from Gilead Sciences, Inc. the holdings of its antisense patent estate. This acquisition includes patents and patent applications covering a broad proprietary suite of antisense chemistry and antisense drug delivery systems. The purchase price was $6,000,000 payable in four installments over the next three years. Isis made the initial $2,000,000 payment in December 1998. Isis has recorded the net present value of the future payments as a long-term obligation on the balance sheet. The balance of this obligation at December 31, 1998 was $3,238,000. The cost of these acquired patents was written -off in 1998 in accordance with our accounting policies.

     In December 1998, Isis entered into a collaborative research agreement with Zeneca Pharmaceuticals to discover, develop and commercialize novel antisense-based cancer drugs. Under the terms of this collaboration, Isis will create and, with Zeneca, screen antisense-based candidates for certain cancer targets. Isis will receive from Zeneca a technology access fee, annual research funding, milestone payments for any drugs progressing into clinical development and royalties on the sales of any marketed drug arising out of the collaboration. The initial term of the research collaboration is three years. In December 1998, Zeneca paid $2,000,000 in technology access fees which was accounted for as deferred revenue.

     Also in December 1998, Isis entered into a research collaboration with Abbott Laboratories, Inc. to prioritize drug development targets using Isis' Antisense Target Validation Technology. The collaboration will enable Abbott to validate numerous gene targets, identify the function of these genes and prioritize the targets. Isis will receive from Abbott an upfront fee, quarterly research fees, milestone payments and royalties on net sales of any Abbott non-antisense product arising from the collaboration. Isis will receive rights to Abbott genes to develop antisense drugs. The initial term of the research collaboration is two years. In December 1998, Isis received an initial payment of $250,000 which was accounted for as deferred revenue.

7. EARNINGS PER SHARE

     In July 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." The Company has adopted the provisions of the new standard. In accordance with the statement, prior periods have not been restated as the effect of the change is not material.

                           ISIS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Numerator:
  Numerator for basic net loss per share -- net
     loss..........................................  $(42,983)   $(31,066)   $(26,521)
  Numerator for diluted net loss per share -- net
     loss..........................................  $(42,983)   $(31,066)   $(26,521)
Denominator:
  Denominator for basic net loss per
     share -- weighted average shares..............    26,873      26,456      25,585
  Denominator for diluted net loss per
     share -- weighted average shares..............    26,873      26,456      25,585
Basic net loss per share...........................  $  (1.60)   $  (1.17)   $  (1.04)
                                                     ========    ========    ========
Diluted net loss per share.........................  $  (1.60)   $  (1.17)   $  (1.04)
                                                     ========    ========    ========

Options and warrants to purchase common stock were not included in the computation of diluted net loss per share because the effect would be antidilutive. For additional disclosures regarding outstanding stock options and warrants, see Note 4 -- Stockholders' equity.