Form 10-Q
period 1999-03-31
ISIS PHARMACEUTICALS INC
filed 1999-05-14
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999
                               -----------------------------------

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ------------
Commission file number   0-19125

                           ISIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                           33-0336973
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

                (1) Yes [X] No [ ]              (2) Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock $.001 par value                  28,241,989 shares
       ----------------------------                  -----------------
               (Class)                         (Outstanding at May 1, 1999)

                                ISIS PHARMACEUTICALS, INC.
                                        FORM 10-Q
                                          INDEX


                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements

               Condensed Balance Sheets as of March 31, 1999 and December 31, 1998        3

               Condensed Statements of Operations for the three months
               ended March 31, 1999 and 1998                                              4

               Condensed Statements of Cash Flows for the three months
               ended March 31, 1999 and 1998                                              5

               Notes to Financial Statements                                              6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

               Results of Operations                                                      7

               Liquidity and Capital Resources                                            8

               Year 2000 Computer Issues                                                  8

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings                                                         10

ITEM 2:        Changes in Securities                                                     10

ITEM 3:        Default upon Senior Securities                                            10

ITEM 4:        Submission of Matters to a Vote of Security Holders                       10

ITEM 5:        Other Information                                                         10

ITEM 6:        Exhibits and Reports on Form 8-K                                          10

SIGNATURES                                                                               11

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                                March 31,              December 31,
                                                                                  1999                     1998
                                                                                ---------               ---------
                                                                               (Unaudited)                (Note)
Current assets:
 Cash and cash equivalents                                                      $  20,310               $  34,591
 Short-term investments                                                            22,547                  24,258
 Receivable from partners                                                           5,256                   3,466
 Prepaid expenses and other current assets                                            739                     872
                                                                                ---------               ---------
         Total current assets                                                      48,852                  63,187

Property, plant and equipment, net                                                 22,374                  21,542
Patent costs, net                                                                   9,467                   9,113
Deposits and other assets                                                           2,179                   2,232
                                                                                ---------               ---------
                                                                                $  82,872               $  96,074
                                                                                =========               =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
 Accounts payable                                                               $   2,729               $   2,977
 Accrued payroll and related expenses                                               1,708                   3,088
 Accrued liabilities                                                                2,856                   2,714
 Deferred contract  revenues                                                        8,725                  10,176
 Current portion of long term debt and capital lease obligations                    3,614                   3,581
                                                                                ---------               ---------
         Total current liabilities                                                 19,632                  22,536

Long-term debt and capital lease obligations, less current portion                 78,945                  77,724

Stockholders' equity (deficit):
 Common stock, $.001 par value; 50,000,000 shares
   authorized, 27,329,445 shares and 27,053,000 shares issued and outstanding at March 31, 1999 and December 31, 1998,
   respectively                                                                        27                      27
 Additional paid-in capital                                                       193,904                 192,737
 Unrealized gain on investments                                                        84                     166
 Accumulated deficit                                                             (209,720)               (197,116)
                                                                                ---------               ---------
         Total stockholders' equity (deficit)                                     (15,705)                 (4,186)
                                                                                ---------               ---------
                                                                                $  82,872               $  96,074
                                                                                =========               =========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)



                                                       Three months ended
                                                            March 31,
                                                  1999                    1998
                                                 --------               --------
Revenue:
 Research and development revenues
  under collaborative agreements                 $  6,576               $  5,845

Expenses:
 Research and development                          14,316                 14,859
 General and administrative                         2,815                  1,858
                                                 --------               --------
    Total Operating Expense                        17,131                 16,717
                                                 --------               --------

Loss from operations                              (10,555)               (10,877)
Interest income                                       656                  1,050
Interest expense                                    2,705                  1,704
                                                 --------               --------
Net loss                                         $(12,604)              $(11,526)
                                                 ========               ========

Basic  and  diluted  net  loss  per              $   (.46)              $   (.43)
share
                                                 ========               ========

Shares used in computing basic and
   diluted net loss per share                      27,179                 26,740
                                                 ========               ========



                                See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                  Three months ended
                                                                                        March 31,
                                                                               1999                   1998
                                                                             --------               --------
Cash used in operations:                                                     $(14,042)              $(16,279)

Investing activities:
  Short-term investments                                                        1,711                  6,938
  Property and equipment
                                                                               (1,849)                (1,071)
  Other assets
                                                                                 (598)                  (322)
                                                                             --------               --------
          Net cash provided from (used in) investing activities                  (736)                 5,545
                                                                             --------               --------

Financing activities:
   Net proceeds from issuance of common stock                                   1,167                  1,090
   Proceeds from long-term borrowings                                              --                     --
   Principal payments on debt and capital lease obligations                      (670)                  (672)
                                                                             --------               --------
          Net cash provided from financing activities                             497                    418
                                                                             --------               --------
Net decrease in cash and cash equivalents                                     (14,281)               (10,316)

Cash and cash equivalents at beginning of period                               34,591                 38,102
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $ 20,310               $ 27,786
                                                                             ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                             $    365               $    335



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The unaudited interim financial statements for the three months ended March 31, 1999 and 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.      SUBSEQUENT EVENTS

        In April 1999, the Company established an agreement with Elan Pharmaceuticals, an Irish Company, to form a new subsidiary of Isis for purposes of developing a platform technology for the oral delivery of antisense drugs. The joint venture, Orasense Ltd. ("Orasense"), a Bermuda limited company, is initially owned 80.1% by Isis and 19.9% by Elan. In connection with the joint venture, Elan International Services Ltd. ("EIS") purchased $15 million of Common Stock of Isis at a premium. Isis also issued a warrant to EIS to purchase 215,000 shares of Isis Common Stock at $24.00 per share. EIS also purchased $12 million of Preferred Stock of Isis, which bears a 5% dividend payable in Preferred Stock and is convertible into Isis Common Stock at a specified premium or exchangeable for 30.1% ownership of Orasense. Isis contributed a portion of the funding to Orasense to pay license fees to Elan for certain of the technology contributed to the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding Isis' business and products and their projected prospects and qualities as well as our relationships with our corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the U.S. Securities and Exchange Commission.

        Since its inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. Isis is not yet profitable and expects to continue to have operating losses for the next several years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration increases the amount of research and development activity that Isis is able to fund and offsets a portion of its research and development costs. During the quarter ended September 30, 1998, Isis received approval from the U.S. Food and Drug Administration ("FDA") to begin marketing its first product, Vitravene(TM), a drug used to treat CMV retinitis.

RESULTS OF OPERATIONS

        Isis' revenue from collaborative research and development agreements was $6.6 million for the quarter ended March 31, 1999, compared with $5.8 million for the same period in 1998, a 14% increase. The revenue increase was primarily due to revenue received from Zeneca Limited, Merck & Company and Abbott Laboratories Inc, partnerships established subsequent to March 31, 1998. The Company also had interest income totaling $.7 million for the quarter compared with $1.1 million for the same period in 1998. This decrease in interest income was primarily due to lower average investment balances in the quarter ended March 31, 1999.

        Research and development expenses were $14.3 million for first quarter of 1999, consistent with $14.9 million for the same period in 1998. For both periods, research and development expenses were driven by the cost of preclinical and clinical activities to support forward progress of compounds in clinical trials. We expect that research and development expenses will continue to increase as compounds continue to advance in clinical development.

        General and administrative expenses increased to $2.8 million for the quarter ended March 31, 1999, from $1.9 million for the same period in 1998. This increase in general and administrative expense is related to additional staffing in general and administrative functions and outside services required to support the growth in research and development. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development efforts.

        Interest expense increased to $2.7 million for the first quarter of 1999 from $1.7 million in the first quarter of 1998. This increase in interest expense is principally due to an additional $15 million follow-on private debt financing in the second quarter of 1998. This incremental $15 million brought the total borrowed under the private long-term debt arrangement to $40 million. Under the terms of the financing arrangements, payment of both principal and interest is deferred for the first five years. Therefore, of the $2.7 million interest expense in the first quarter 1999, $1.9 million was accrued under the long-term debt agreements and will not require current cash payment.

During the quarter ended March 31, 1999, Isis recorded a net loss of $12.6 million, or $.46 per share, compared with $11.5 million, or $.43 per share, for the same period in 1998. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

        Isis believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From Isis' inception through March 31, 1999, Isis has earned approximately $152 million in revenue from contract research and development. Isis has also raised net proceeds of approximately $185 million from the sale of equity securities since it was founded. We have borrowed approximately $80 million under long-term debt arrangements to finance a portion of its operations.

        As of March 31, 1999, Isis had cash, cash equivalents and short-term investments totaling $42.9 million and working capital of $29.2 million. In comparison, we had cash, cash equivalents and short-term investments of $58.8 million and working capital of $40.7 million as of December 31, 1998. The decreases in cash and working capital during the quarter resulted from the funding of operating losses, investments in capital equipment and principal payments on debt and capital lease obligations.

        The agreement with Boehringer Ingelheim provides us with a $40 million line of credit. This line of credit is to be used to support the collaboration cell adhesion programs. Restrictions on the credit line are based on the anticipated collaboration costs, the amount of funds available to us, and our average stock price over specified periods. As of March 31, 1999 this line of credit was not available. We believe that it will be available before the end of 1999. As of March 31, 1999, the outstanding balance under this line of was $22.6 million.

        In 1997 and 1998, Isis borrowed a total of $40 million in a private transaction. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. No payments of either principal or interest are required during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is deferred during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at March 31, 1999 was $43.2 million.

        As of March 31, 1999, our long-term obligations totaled $82.6 million, versus $81.3 million at December 31, 1998. This increase was due to the accrual of interest on the ten-year notes described above, partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet its anticipated requirements at least until the end of 2000.

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits

               None.

        b.     Reports on Form 8-K

               On April 30, 1999, the Company filed the following report on form 8-K:

                      Report dated April 20, 1999 which described the joint venture the Registrant entered into with Elan Corporation, plc. No financial statements were filed with this report on Form 8-K. Eight documents, including the Subscription, Joint Development and Operating Agreement, security and warrant purchase agreements and related license agreements (with certain confidential information deleted) were filed as an exhibit to the report.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ISIS PHARMACEUTICALS, INC.
                           --------------------------
                                  (Registrant)





Date:   May 8, 1998          By: /s/ STANLEY T. CROOKE
     ----------------            -----------------------------------------------
                                 Stanley T. Crooke, M.D., Ph.D.
                                 Chairman of the Board and Chief Executive
                                 Officer
                                 (Principal Executive Officer)



Date:   May 8, 1998          By: /s/ B. LYNNE PARSHALL
     ----------------            -----------------------------------------------
                                 B. Lynne Parshall
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)