Form 10-K405/A
period 1998-12-31
ISIS PHARMACEUTICALS INC
filed 1999-06-08
CIK 874015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Registrant's definitive Proxy Statement which will be filed on or before April 13, 1999 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 21, 1999 is incorporated by reference into Part III of this Report.
---------------------------
- Excludes 2,501,021 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10 percent of the shares outstanding at February 26, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K/A contains forward-looking statements regarding the Company's business, the therapeutic and commercial potential of its technologies and products in development. Such statements are subject to certain risks and uncertainties, particularly those risks or uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-K/A. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K/A including those identified in the section of Item 1 entitled "Risk Factors." As a result, the reader is cautioned not to rely on these forward-looking statements.

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


PATENTS AND PROPRIETARY RIGHTS

     Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We file applications, as appropriate, for patents covering our products and processes. As of January 31, 1999, we have been issued more than 200 patents in the United States and foreign countries, have received more than 35 U.S. notices of allowance and have filed more than 400 patent applications in the United States and counterparts of many of these applications in other countries. Patents issued or applied for cover the following types of inventions, processes and products:

     - Composition of matter claims to core chemistries for oligonucleotide structures, which protect our rights to the building blocks of our compounds;

     - Composition of matter claims to messenger RNA target sequences, which protect our rights to the genetic sequences that our compounds target;

     - Use claims for using oligonucleotides targeted to particular disease targets, which protect our right to use oligonucleotide based drugs to treat specific diseases; and

     - Method claims for the manufacture of oligonucleotides, which protect our new, improved or more cost effective ways to manufacture oligonucleotides.

     We have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales. We may not be able to obtain licenses to other required technology or, if obtainable, such technology may not be available at reasonable cost. Our failure to obtain a license to any technology required to commercialize our products may have a material adverse impact on our business.

     We consider that in the aggregate our issued patents, patent applications and licenses under patents owned by third parties are important to our success. The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms are generally uncertain and involve complex legal and factual questions. Consequently, even though we are currently pursuing patent applications with the U.S. and foreign patent offices, we do not know whether any of the pending applications will result in the issuance of any additional patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights in court or in administrative proceedings. In addition, to determine the priority of inventions, we may find it necessary to participate in interference proceedings declared by the U.S. Patent and Trademark Office or in opposition, nullity or other proceedings before foreign agencies with respect to any of our existing or future patents or patent applications, which could result in substantial cost to us. We may find it necessary to participate, at substantial cost, in International Trade Commission proceedings to abate importation of goods that would compete unfairly with our products.


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

OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS.

     We must conduct time-consuming, extensive and costly clinical trials, in compliance with U.S. Food and Drug Administration regulations, to show the safety and efficacy of each of our drug candidates, as well as its optimum dosage, before the FDA can approve a drug candidate for sale. We cannot guarantee that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our products under development. Delays in receiving these approvals, failure by us or our partners to receive these approvals at all or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

     While limited trials of our products have to date produced favorable results, significant additional trials may be required, and we may not be able to demonstrate that our drug candidates are safe or effective. We have only introduced one commercial product, Vitravene. We cannot guarantee that any of our other product candidates will obtain required government approvals or that we can successfully commercialize any products. We expect to have ongoing discussions with the FDA and foreign regulatory agencies with respect to all of our drugs in clinical development.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS ARE NOT USED BY DOCTORS TO TREAT PATIENTS.

     We cannot guarantee that any of our products in development, if approved for marketing, will be used by doctors to treat patients. We currently have one product, Vitravene, a treatment for CMV retinitis in AIDS patients, which addresses a small commercial market with significant competition. We delivered our first commercial shipment of Vitravene to our partner CIBA Vision in 1998, earning product revenue of $560,000.

     The degree of market acceptance for any of our products depends upon a number of factors, including:

     - the receipt and scope of regulatory approvals,

     - the establishment and demonstration in the medical and patient community of the clinical efficacy and safety of our product candidates and their potential advantages over competitive products, and

     - reimbursement policies of government and third-party payors.

     In addition, we cannot guarantee that physicians, patients, patient advocates, payors or the medical community in general will accept and use any products that we may develop.

OUR BUSINESS WILL SUFFER IF ANY OF OUR COLLABORATIVE PARTNERS FAIL TO DEVELOP, FUND OR SELL ANY OF OUR PRODUCTS UNDER DEVELOPMENT.

     If any collaborative partner fails to develop or sell any product in which we have rights, our business may be negatively affected. While we believe that our collaborative partners will have sufficient motivation to continue their funding, development and commercialization activities, we cannot be sure that any of these collaborations will be continued or result in commercialized products. The failure of a corporate partner to continue funding any particular program could delay or stop the development or commercialization of any products resulting from such program.

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

OUR BUSINESS COULD SUFFER IF THE RESULTS OF FURTHER CLINICAL TESTING INDICATE THAT ANY OF OUR PRODUCTS UNDER DEVELOPMENT ARE NOT SUITABLE FOR COMMERCIAL USE.

     Drug discovery and development involves inherent risks, including the risk that molecular targets prove unsuccessful and the risk that compounds that demonstrate attractive activity in preclinical studies do not demonstrate similar activity in human beings or have undesirable side effects. Most of our resources are dedicated to applying molecular biology and medicinal chemistry to the discovery and development of drug candidates based upon antisense technology, a novel drug discovery tool in designing drugs that work at the genetic level to block the production of disease-causing proteins.

WE HAVE INCURRED LOSSES AND OUR BUSINESS WILL SUFFER IF WE FAIL TO ACHIEVE PROFITABILITY IN THE FUTURE.

     Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since Isis was founded in January 1989. As of December 31, 1998, our accumulated losses were approximately $197 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our current product revenues are derived solely from sales of Vitravene. This product has limited sales potential relative to most pharmaceutical products. We expect to incur additional operating losses over the next several years and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN TIMELY FUNDING.

     Based on our current operating plan, we believe that our available cash and existing sources of revenue and credit, together with the interest earned thereon, will be adequate to satisfy our capital needs until at least the end of 2000.

We expect that we will need substantial additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

     - continued scientific progress in our research, drug discovery and development programs;

     - the size of these programs and progress with preclinical and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the market acceptance of Vitravene;

     - the costs involved in filing, prosecuting and enforcing patent claims;

     - competing technological and market developments, including the introduction of new therapies that address our markets; and

     - changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements.

     If we find that we do not have enough money, additional funds may be raised, including through public or private financing. Additional financing may not be available, or, if available, may not be on acceptable terms. If additional funds are raised by issuing equity securities, the shares of existing stockholders will be subject to further dilution and share prices may decline. If adequate funds are not available, we may be required to cut back on one or more of our research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others. These arrangements may require us to give up rights to certain of our technologies, product candidates or products.

OUR BUSINESS WILL SUFFER IF WE CANNOT MANUFACTURE OUR PRODUCTS OR HAVE A THIRD PARTY MANUFACTURE OUR PRODUCTS AT LOW COSTS SO AS TO ENABLE US TO CHARGE COMPETITIVE PRICES TO BUYERS.

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

     In 1998, we entered into an antisense oligonucleotide manufacturing collaboration with Zeneca Life Science Molecules of Manchester, England pursuant to which Zeneca LSM will supply a portion of our requirements of drugs for clinical trials. As of the date of this prospectus, we have not received any supply of drugs under this arrangement, and we cannot guarantee that Zeneca LSM will prove to be an acceptable alternative supplier.

OUR BUSINESS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY WITH OUR COMPETITORS.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROTECT OUR PATENTS OR OUR PROPRIETARY RIGHTS.

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

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS.

     We have not experienced any patent or other intellectual property litigation. However, we cannot guarantee that we will not have to defend our intellectual property rights in the future. In the event of an intellectual property dispute, we may be forced to litigate or otherwise defend our intellectual property assets. Such disputes could involve litigation or proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology we use, we might be forced to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, if at all.

THE LOSS OF KEY PERSONNEL, OR THE INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL, COULD ADVERSELY AFFECT OUR BUSINESS.

     We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our management. The loss of our management and key scientific employees might slow the achievement of important research and development goals. Recently, Dr. Daniel Kisner, our President and Chief Operating Officer and director resigned all positions to assume the position of Chief Executive Officer of Caliper Technologies, a privately held company. Dr. Kisner's resignation is not expected to have a material adverse effect on our business. It is also critical to our success to recruit and retain qualified scientific personnel to perform research and development work. Although we believe we will be successful in attracting and keeping skilled and experienced scientific personnel, we may not be able to do so on acceptable terms, because of stiff competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions.

OUR STOCK PRICE MAY CONTINUE TO BE HIGHLY VOLATILE.

     The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. During the last twelve months, the market price of our common stock has ranged from $7 to $16. The market price can be affected by many factors, including, for example, fluctuation in our operating results, announcements of technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY PREVENT STOCKHOLDERS FROM RECEIVING A PREMIUM FOR THEIR SHARES.

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

     Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, special meetings of our stockholders may be called only by the board of directors, the chairman of the board or the president, or by any holder of 10% or more of our outstanding common stock. The classified board, stockholder vote requirements and other charter provisions protect us in two ways. First, these provisions may discourage certain types of transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they think may be in their best interests. Second, the board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of Isis without action by the stockholders.

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


     Operating expenses in 1998 included $5.2 million for acquired patents. Isis purchased the Gilead Sciences, Inc. patent estate, which includes patents and patent applications covering proprietary antisense chemistry and drug delivery systems. We acquired the Gilead patents to enhance our dominant proprietary position in antisense technology. We also believe that the acquisition of the Gilead patents may reduce the risk of possible future patent infringement claims. Effort will be required by our scientists to determine if the acquired patents can be developed into potentially viable products. The scope of the effort to be invested by our scientists is within the bounds of our existing research and development budgets. As our scientists are just beginning to work with the Gilead patents and there is no assurance that research and development efforts related to these patents will be successful, we wrote off the acquired patents in 1998. No similar expenses were incurred in 1997.


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


     At December 31, 1998, our net operating loss carryforward for federal income tax purposes was approximately $193.5 million. The net operating loss and research credit carryforwards make up the majority of our deferred tax assets. We will only be able to use the net operating loss and research credits, and realize the benefit of these deferred tax assets, if we become profitable. We have fully reserved all of our deferred tax assets as their realization is uncertain. Our research credit carryforward for federal income tax purposes was approximately $8.4 million. Our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods, due to "change of ownership" provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and tax credit carryforwards.

However, there may or may not be additional limitations arising from any future changes in ownership that may have a material adverse impact on Isis.

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


     The agreement with Boehringer Ingelheim provides us with a $40 million line of credit. This line of credit is to be used to support the collaboration cell adhesion programs. Restrictions on the availability of the line of credit are based on the anticipated collaboration costs, the amount of funds available to us, and our average stock price over specified periods. As of December 31, 1998 the line of credit was not available. We expect that the line of credit will be available again in mid-1999. As of December 31, 1998, the outstanding balance under this line of credit was $22.6 million. See Note 3 to the Financial Statements, "Long-term obligations and commitments."


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

(a)(3) Index to Exhibits

     See Index to Exhibits on pages 33 through 34.

     The following management compensatory plans and arrangements are required to be filed as exhibits to this Report pursuant to Item 14(c):


 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  10.2      --   Registrant's 1989 Stock Option Plan, as amended (the
                 "Plan").(5)
  10.3      --   Revised form of Incentive Stock Option Agreement under the
                 Plan.(1)
  10.4      --   Revised form of Supplemental Stock Option Agreement under
                 the Plan.(1)
  10.5      --   Form of Incentive Stock Option Agreement entered into
                 between Registrant and certain of its officers together with related schedule.(2)
  10.6      --   Form of Supplemental Stock Option Agreement entered into
                 between Registrant and certain of its officers together with related schedule.(2)
  10.7      --   Registrant's 1992 Non-employee Directors Stock Option Plan, as amended.(1)
  10.8      --   Revised form of Supplemental Stock Option Agreement under
                 Registrant's 1992 Non-employee Directors' Stock Option Plan, as amended.(4)
  10.9      --   Registrant's Employee Stock Purchase Plan.(3)


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

                                   SIGNATURES

     Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 1999.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
         /s/ STANLEY T. CROOKE, M.D., PH.D.             Chairman of the Board, Chief    June 7, 1999
-----------------------------------------------------  Executive Officer and Director
           Stanley T. Crooke, M.D., Ph.D.               (Principal executive officer)

                           *                            Executive Vice President and    June 7, 1999
-----------------------------------------------------      Chief Financial Officer
                  B. Lynne Parshall                       (Principal financial and
                                                             accounting officer)

                           *                                      Director              June 7, 1999
-----------------------------------------------------
                   Burkhard Blank

                           *                                      Director              June 7, 1999
-----------------------------------------------------
             Christopher F. O. Gabrieli

                           *                                      Director              June 7, 1999
-----------------------------------------------------
                  Alan C. Mendelson

                           *                                      Director              June 7, 1999
-----------------------------------------------------
                  William R. Miller

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                          *                                       Director              June 7, 1999
-----------------------------------------------------
                  Mark B. Skaletsky

                          *                                       Director              June 7, 1999
-----------------------------------------------------
                     Larry Soll

                          *                                       Director              June 7, 1999
-----------------------------------------------------
                  Joseph H. Wender

By:          /s/  Stanley T. Crooke
     ------------------------------------------------
            Stanley T. Crooke, M.D., Ph.D.
                  Attorney in Fact

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
10.19     Purchase Agreement for 14% Senior Subordinated Discount
          Notes due November 1, 2007 and Warrants for Common Stock
          dated October 24, 1997 (with certain confidential
          information deleted).(10)
10.20     First Supplement to Purchase Agreement for 14% Senior
          Subordinated Discount Notes due November 1, 2007 and
          Warrants for Common Stock dated May 1, 1998 (with certain
          confidential information deleted).(11)
10.21     Asset Purchase Agreement between Registrant and Gen-Probe
          Incorporated dated December 19, 1997 (with certain
          confidential information deleted).(10)
10.22     Research Collaboration and License Agreement between Merck &
          Co., Inc. and Isis Pharmaceuticals, Inc. dated June 1, 1998
          (with certain confidential information deleted).(11)
10.23     Research and Development Agreement between Isis
          Pharmaceuticals, Inc. and Zeneca Limited, dated December 18,
          1998 (with certain confidential information deleted).(13)
10.24     Patent Rights Purchase Agreement between Isis
          Pharmaceuticals, Inc. and Gilead Sciences, Inc., dated
          December 18, 1998 (with certain confidential information
          deleted).(13)
23.1      Consent of Ernst & Young LLP.
24.1      Power of Attorney. Reference is made to page 29.
27.1      Financial Data Schedule.(13)

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

(13) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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


     Patent costs -- Isis capitalizes certain costs related to patent applications, principally consisting of legal and filing fees. These costs are regularly reviewed to determine that they include costs for patent applications Isis is pursuing. Costs related to applications that are not being actively pursued are evaluated under Accounting Principles Board Statement 17: Intangible Assets and are adjusted to an appropriate amortization period, which results in an immediate write-off. Accumulated patent costs are amortized on a straight-line basis over their estimated economic lives of approximately 10 years, beginning with the date the patents are issued. The weighted average remaining life of issued patents is 8.2 years. Accumulated amortization was $493,000 at December 31, 1998 and $240,000 at December 31, 1997.


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


     In July 1997, Isis and CIBA Vision Corporation entered into an agreement granting CIBA Vision exclusive worldwide distribution rights for Vitravene(TM) (fomivirsen). Under the terms of the agreement, Isis will manufacture and sell Vitravene(TM) to CIBA Vision at a price that will allow Isis and CIBA Vision to share the commercial value of the product. CIBA Vision will market and sell Vitravene(TM) worldwide and will be responsible for regulatory approvals outside of the United States and Europe. Additionally, CIBA Vision received the option to acquire the exclusive license to market and distribute a second generation antisense compound to treat CMV retinitis (ISIS 13312) which Isis is currently developing. At the inception of the agreement, CIBA Vision paid Isis a $5 million non-refundable pre-commercial fee to partially reimburse us for the costs incurred in discovering and developing Vitravene(TM) to that point. That payment was recognized as revenue in 1997 and included in the statement of operations as contract revenue. In August 1998, the FDA approved Vitravene(TM) for marketing, and in the fourth quarter of the year CIBA Vision began selling Vitravene(TM) commercially. Isis delivered its first commercial shipment of Vitravene(TM) to CIBA Vision in the third quarter of 1998 and recorded $560,000 in net product revenues. Under the CIBA Vision agreement Isis earned contract revenue of $7,500,000 in 1998 and $5,000,000 (which represents the pre-commercial fee described above) in 1997.


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


     In December 1998, Isis purchased from Gilead Sciences, Inc. the holdings of its antisense patent estate. This acquisition includes patents and patent applications covering proprietary antisense chemistry and antisense drug delivery systems. The purchase price was $6,000,000 payable in four installments over the next three years. Isis made the initial $2,000,000 payment in December 1998. Isis has recorded the net present value of the future payments as a long-term obligation on the balance sheet. The balance of this obligation at December 31, 1998 was $3,238,000. Isis acquired the Gilead patents to enhance its dominant proprietary position in antisense technology. Isis also believes that the acquisition of the Gilead patents may reduce the risk of possible future patent infringement claims. Effort will be required by Isis' scientists to determine if the acquired patents can be developed into potentially viable products. The scope of the effort to be invested by Isis' scientists is within the bounds of its existing research and development budgets. Because Isis' scientists are just beginning to work with the Gilead patents and there is no assurance that research and development efforts related to these patents will be successful, Isis wrote off the acquired patents in 1998.


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