Form 10-K405/A
period 1998-12-31
ISIS PHARMACEUTICALS INC
filed 1999-06-14
CIK 874015

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

                                AMENDMENT NO. 2


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

                                   SIGNATURES


     Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 1999.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
         /s/ STANLEY T. CROOKE, M.D., PH.D.             Chairman of the Board, Chief    June 14, 1999
-----------------------------------------------------  Executive Officer and Director
           Stanley T. Crooke, M.D., Ph.D.               (Principal executive officer)

                           *                            Executive Vice President and    June 14, 1999
-----------------------------------------------------      Chief Financial Officer
                  B. Lynne Parshall                       (Principal financial and
                                                             accounting officer)

                           *                                      Director              June 14, 1999
-----------------------------------------------------
                   Burkhard Blank

                           *                                      Director              June 14, 1999
-----------------------------------------------------
             Christopher F. O. Gabrieli

                           *                                      Director              June 14, 1999
-----------------------------------------------------
                  Alan C. Mendelson

                           *                                      Director              June 14, 1999
-----------------------------------------------------
                  William R. Miller

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                          *                                       Director              June 14, 1999
-----------------------------------------------------
                  Mark B. Skaletsky

                          *                                       Director              June 14, 1999
-----------------------------------------------------
                     Larry Soll

                          *                                       Director              June 14, 1999
-----------------------------------------------------
                  Joseph H. Wender

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
10.19     Purchase Agreement for 14% Senior Subordinated Discount
          Notes due November 1, 2007 and Warrants for Common Stock
          dated October 24, 1997 (with certain confidential
          information deleted).(10)
10.20     First Supplement to Purchase Agreement for 14% Senior
          Subordinated Discount Notes due November 1, 2007 and
          Warrants for Common Stock dated May 1, 1998 (with certain
          confidential information deleted).(11)
10.21     Asset Purchase Agreement between Registrant and Gen-Probe
          Incorporated dated December 19, 1997 (with certain
          confidential information deleted).(10)
10.22     Research Collaboration and License Agreement between Merck &
          Co., Inc. and Isis Pharmaceuticals, Inc. dated June 1, 1998
          (with certain confidential information deleted).(11)
10.23     Research and Development Agreement between Isis
          Pharmaceuticals, Inc. and Zeneca Limited, dated December 18,
          1998 (with certain confidential information deleted).
10.24     Patent Rights Purchase Agreement between Isis
          Pharmaceuticals, Inc. and Gilead Sciences, Inc., dated
          December 18, 1998 (with certain confidential information
          deleted).(13)
23.1      Consent of Ernst & Young LLP.(14)
24.1      Power of Attorney. Reference is made to page 29.
27.1      Financial Data Schedule.(13)

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

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K (Amendment No.1) for the year ended December 31, 1998.

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


     In December 1998, Isis entered into a collaborative research agreement with Zeneca Pharmaceuticals to discover, develop and commercialize novel antisense-based cancer drugs. Under the terms of this collaboration, Isis will create and, with Zeneca, screen antisense-based candidates for certain cancer targets. The agreement specifies that Isis will receive from Zeneca at least $7 million for a technology access fee and annual research finding during the first two years of the collaboration. Isis estimates that it may potentially receive more than $40 million from this collaboration, including a technology access fee, annual research funding, and milestone payments for drugs progressing into clinical development. Isis will receive royalties on the sales of any marketed drug arising out of the collaboration. The initial term of the research collaboration is three years. In December 1998, Zeneca paid $2,000,000 in technology access fees which was accounted for as deferred revenue.


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