Form 10-Q
period 1999-06-30
ISIS PHARMACEUTICALS INC
filed 1999-08-13
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               -----------------------------------

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              --------------
Commission file number   0-19125
                      -------------

                           ISIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     33-0336973
 -------------------------------            ------------------------------------
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



   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1)      Yes  [X]   No  [ ]          (2)      Yes  [X]   No  [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock $.001 par value                    28,721,820 shares
        ----------------------------                    -----------------
                  (Class)                        (Outstanding at July 31, 1999)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                        PAGE
                                                                                        ----

PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements

               Condensed Balance Sheets as of June 30, 1999 and December 31, 1998         3

               Condensed Statements of Operations for the three and six months
               ended June 30, 1999 and 1998                                               4

               Condensed Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998                                               5

               Notes to Financial Statements                                              6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

               Results of Operations                                                      8

               Liquidity and Capital Resources                                            9

               Year 2000 Computer Issues                                                 10

               Quantitative and Qualitative Disclosures About Market Risk                11

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings                                                         12

ITEM 2:        Changes in Securities                                                     12

ITEM 3:        Default upon Senior Securities                                            12

ITEM 4:        Submission of Matters to a Vote of Security Holders                       12

ITEM 5:        Other Information                                                         12

ITEM 6:        Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                               14

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)



                                     ASSETS

                                                                          June 30,         December 31,
                                                                            1999               1998
                                                                         -----------       ------------
                                                                         (Unaudited)          (Note)
Current assets:
 Cash and cash equivalents                                                $  34,373         $  27,618
 Short-term investments                                                       8,598            31,230
 Contract revenue receivable                                                  7,327             3,466
 Prepaid expenses and other current assets                                      714               873
                                                                          ---------         ---------
         Total current assets                                                51,012            63,187

Property, plant and equipment, net                                           22,366            21,542
Patent costs, net                                                            10,021             9,113
Deposits and other assets                                                     2,149             2,232
Investment in joint venture                                                   9,738                --
                                                                          ---------         ---------
                                                                          $  95,286         $  96,074
                                                                          =========         =========


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                         $   2,695         $   2,977
 Accrued payroll and related expenses                                         2,257             3,088
 Accrued liabilities                                                          2,664             2,714
 Deferred contract revenues                                                   6,931            10,176
 Current portion of long term debt and capital lease obligations              3,639             3,581
                                                                          ---------         ---------
         Total current liabilities                                           18,186            22,536

Long-term debt and capital lease obligations, less current portion           82,312            77,724

Stockholders' deficit:
 Series A Convertible Exchangeable 5% Preferred stock,
 $.001 par value; 15,000,000 shares
   authorized, 120,150 shares and no shares issued
   and outstanding at June 30, 1999 and December 31, 1998,
   respectively                                                              12,015                --
 Accretion of preferred stock dividend                                          117                --
 Common stock, $.001 par value; 50,000,000 shares
   authorized, 28,288,000 shares and 27,053,000 shares issued and outstanding at June 30, 1999 and December 31, 1998,
   respectively                                                                  28                27
 Additional paid-in capital                                                 209,002           192,737
 Unrealized gain (loss) on investments                                          (14)              166
 Accumulated deficit                                                       (226,360)         (197,116)
                                                                          ---------         ---------
         Total stockholders' deficit                                         (5,212)           (4,186)
                                                                          ---------         ---------
                                                                          $  95,286         $  96,074
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

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)



                                                   Three months ended                 Six months ended
                                                         June 30,                         June 30,
                                                  1999             1998             1999             1998
                                                -------------------------         -------------------------
Revenue:
 Research and development revenues
  under collaborative agreements                $  5,815         $  5,842         $ 12,391         $ 11,687
 Research and development revenues
  from affiliate                                   1,393               --            1,393               --
                                                -------------------------         -------------------------
Total Revenue                                      7,208            5,842           13,784           11,687

Expenses:
 Research and development                         16,443           16,532           30,759           31,391
 General and administrative                        2,762            2,261            5,577            4,119
                                                -------------------------         -------------------------
Total Operating Expenses                          19,205           18,793           36,336           35,510
                                                -------------------------         -------------------------

Loss from operations                             (11,977)         (12,951)         (22,552)         (23,823)

Equity in loss of joint venture                   (2,277)              --           (2,277)              --
Interest income                                      551            1,206            1,207            2,256
Interest expense                                  (2,800)          (2,102)          (5,505)          (3,806)
                                                -------------------------         -------------------------
Net loss                                         (16,523)         (13,847)         (29,127)         (25,373)

Accretion of dividend on preferred stock            (117)              --             (117)              --
                                                -------------------------         -------------------------

Net loss applicable to common stock             $(16,640)        $(13,847)        $(29,244)        $(25,373)
                                                =========================         =========================

Basic and diluted net loss per share            $   (.59)        $   (.52)        $  (1.06)        $   (.95)
                                                =========================         =========================

Shares used in computing basic and
   diluted net loss per share                     28,047           26,836           27,615           26,788
                                                =========================         =========================



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                     Six months ended
                                                                                          June 30,
                                                                                   1999             1998
                                                                                 --------         --------
Cash used in operations:                                                         $(28,351)        $(15,112)

Investing activities:
  Short-term investments                                                           22,632            3,169
  Property and equipment                                                             (894)          (1,881)
  Other assets                                                                     (1,423)            (817)
  Investment in joint venture                                                     (12,015)              --
                                                                                 --------         --------
          Net cash provided from investing activities                               8,300              471
                                                                                 --------         --------

Financing activities:
   Net proceeds from issuance of equity securities                                 28,144            3,120
   Proceeds from long-term borrowings                                                  --           13,354
   Principal payments on debt and capital lease obligations                        (1,338)          (1,083)
                                                                                 --------         --------
          Net cash provided from financing activities                              26,806           15,391
                                                                                 --------         --------
Net increase in cash and cash equivalents                                           6,755              750

Cash and cash equivalents at beginning of period                                   27,618           38,102
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 34,373         $ 38,852
                                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                 $  1,654         $  1,599

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Additions to long-term debt obligations for acquisitions of property,
    plant and equipment                                                          $  2,071         $    919


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The unaudited interim financial statements for the three month and six month periods ended June 30, 1999 and 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

2.      STRATEGIC ALLIANCES

        On April 20, 1999, Isis Pharmaceuticals, Inc., a Delaware corporation ("Isis" or the "Company") and Elan Corporation, plc ("Elan") formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, Orasense Ltd. ("Orasense"), a Bermuda limited company, is initially owned 80.1% by the Company and 19.9% by Elan. Isis and Elan each contributed rights to certain oral drug delivery technology to the joint venture. In addition, Isis contributed rights to a proprietary oligonucleotide, which will be the first candidate for oral formulation by Orasense. Isis and Elan will provide development and manufacturing services to Orasense and will be entitled to royalties on milestone payments and royalties received by Orasense for development of orally formulated oligonucleotide drugs. In the event that Isis enters into an agreement with Orasense for oral formulation of any Isis oligonucleotide drug, Isis will pay Orasense royalties and a portion of certain third party milestone payments with respect to the drug.

        In conjunction with the joint venture, Elan International Services, Ltd. ("EIS") purchased 910,844 shares of Isis' Common Stock for $15,000,000 and 120,150 shares of Isis's Series A Convertible Preferred Stock for $12,015,000, which bears a 5% dividend payable in Preferred Stock. In conjunction with this transaction, Isis issued to EIS a warrant to purchase up to 215,000 shares of Isis' Common Stock at $24 per share. The term of the warrant is 5 years.

        At any time after March 31, 2002, the Preferred Stock (including accrued dividends) will be convertible at EIS' option into shares of Isis' Common Stock at 125% of the 60-trading day average closing price of Isis' Common Stock ending two business days prior to March 31, 2002 (as adjusted for stock splits, stock dividends and the like). In the event of a liquidation of Isis or certain transactions involving a change of control of Isis, the agreement provides for automatic conversion of the Preferred Stock on terms similar to those set forth above.

        Isis is not obligated to issue shares representing more than 19.99% of its then outstanding Common Stock upon conversion of the Preferred Stock if it would result in a violation of the rules of any securities market or exchange upon which the Common Stock is traded.

        At any time until June 30, 2002, the holders of Preferred Stock may exchange their Preferred Stock with Isis for common shares of Orasense Ltd. held by Isis that represent 30.1% of the total outstanding capital stock of Orasense. The exchange right will terminate if the Preferred Stock is converted into Isis' Common Stock, unless such conversion occurs as a result of a liquidation or certain transactions involving a change of control of Isis.

        Isis contributed $12,015,000 to Orasense, Ltd. as the purchase price for 9,612 shares of Common Stock of Orasense. Orasense will subcontract with other parties, which may include the Company and Elan, to perform research and development with respect to its oral drug delivery platform. Until March 31, 2002, EIS will, at Isis' request, purchase convertible debt of Isis in an amount equal to Isis' share of budgeted funding for Orasense. The convertible debt will have a term of six years, bear interest at the rate of 12% and be convertible into Isis' Common

Stock at a premium. Isis may prepay the convertible debt in cash or in Isis' Common Stock. Isis will use the proceeds of the sale of the convertible debt to provide additional development funding to Orasense.

        While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis will not consolidate the financial statements of Orasense, but will instead account for its investment in Orasense under the equity method of accounting. During the three month period ended June 30, 1999, Isis recognized $1,393,000 in contract revenues for research and development activities performed for Orasense Ltd.

        The results of operations of Orasense Ltd. for the three months ended June 30, 1999 are as follows (in thousands):

        Research and Development expense           $2,843
                                                   ------
        Net Loss                                   $2,843
                                                   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding Isis' business and products and their projected prospects and qualities as well as our relationships with our corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K/A for the year ended December 31, 1998 which is on file with the U.S. Securities and Exchange Commission.

        Since its inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. Isis is not yet profitable and expects to continue to have operating losses for the next few years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaborations increase the amount of research and development activity that Isis is able to fund and offsets a portion of its research and development costs. During April 1999, Isis entered into an agreement with Elan Pharmaceuticals, an Irish Company, to form a joint venture for purposes of developing a platform technology for the oral delivery of antisense drugs.

        In 1998 Isis received approval from the U.S. Food and Drug Administration ("FDA") to begin marketing our first product, Vitravene(TM), a drug used to treat CMV retinitis. Approval for marketing of Vitravene(TM) in the European Union was obtained in August, 1999.

RESULTS OF OPERATIONS

        Isis' revenue from collaborative research and development agreements was $7.2 million for the second quarter and $13.8 million for the six month period ended June 30, 1999, compared with $5.8 million and $11.7 million, respectively, for the same periods in 1998. The revenue increase was primarily due to revenue received from Zeneca Limited, Merck & Company and Abbott Laboratories Inc., partnerships established subsequent to June 30, 1998 and the Orasense Ltd. joint venture, established in April 1999. The Company also had interest income totaling $.6 million for the quarter and $1.2 million for the six month period compared with $1.2 million and $2.3 million for the same periods in 1998. This decrease in interest income was primarily due to lower average investment balances during 1999.

        Research and development expenses were $16.4 million for the three months and $30.8 million for the six months ended June 30 1999, consistent with $16.5 million and $31.4 million for the same periods in 1998. For both periods, research and development expenses were driven by the cost of preclinical and clinical activities to support the progress of compounds in clinical trials. We expect that research and development expenses will increase in the future as compounds continue to advance in clinical development.

        General and administrative expenses increased to $2.8 million for the quarter and $5.6 million for the six month period ended June 30, 1999, from $2.3 million and $4.1 million for the same periods in 1998. This increase in general and administrative expense is related to additional staffing in general and administrative functions and outside services required to support the growth in research and development. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development efforts.

        Interest expense increased to $2.8 million for the second quarter and $5.5 for the six month period ended June 30, 1999, compared with $2.1 million and $3.8 million for the same periods in 1998. This increase in interest expense is due to borrowing a total of $40 million in private debt financings in the fourth quarter of 1997 and the second quarter of 1998. Under the terms of these financing arrangements, payment of both principal and interest is deferred for the first five years. Therefore, of the $2.8 million interest expense in the second quarter of 1999, $1.9 million was accrued under the long-term debt agreements and will not require current cash payment. Similarly, of the $5.5 million of interest expense incurred during the six-month period ended June 30, 1999, $3.7 million was accrued under the long-term debt arrangements and will not require current cash payment.

        During the quarter and six month periods ended June 30, 1999, Isis recorded a net loss applicable to common stock of $16.6 million and $29.2 million , or $.59 and $1.06 per share, respectively, compared with $13.8 and $25.4 million, or $.52 and $.95 per share, for the same periods in 1998. The second quarter 1999 loss included $1.4 million in revenue together with $2.3 million for Isis' equity in the loss of Orasense, its joint venture company. Isis' loss from operations was $12.0 million for the second quarter of 1999 compared with $13.0 million for the same period in 1998. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

        Isis believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From Isis' inception through June 30, 1999, Isis has earned approximately $159 million in revenue from contract research and development. Isis has also raised net proceeds of approximately $212 million from the sale of equity securities since it was founded. We have borrowed approximately $82 million under long-term debt arrangements to finance a portion of our operations.

        As of June 30, 1999, Isis had cash, cash equivalents and short-term investments totaling $43.0 million and working capital of $32.8 million. In comparison, we had cash, cash equivalents and short-term investments of $58.8 million and working capital of $40.7 million as of December 31, 1998. The decreases in cash and working capital during the six month period resulted from the funding of operating losses, investment in the Orasense joint venture, investments in capital equipment and principal payments on debt and capital lease obligations. This decrease was offset by net proceeds of $15 million from the sale of Isis common stock and $12 million in Isis preferred stock in connection with the Orasense joint venture.

        The agreement with Boehringer Ingelheim provides us with a $40 million line of credit. This line of credit is to be used to support the collaboration cell adhesion programs. Restrictions on the credit line are based on the anticipated collaboration costs, the amount of funds available to us, and our average stock price over specified periods. As of June 30, 1999 this line of credit was not available and the outstanding balance was $22.6 million.

        In 1997 and 1998, Isis borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. No payments of either principal or interest are required during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is deferred during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at June 30, 1999 was $45.1 million.

        As of June 30, 1999, our long-term obligations totaled $86.0 million, versus $81.3 million at December 31, 1998. The increase was due to the accrual of interest on the ten-year notes described above and additional capital lease financing to fund equipment acquisition. This increase was partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements at least until the end of 2000.

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

        An inventory of all computer equipment, operating systems and applications including other equipment that uses embedded microprocessors has been completed. Compliance assessment has been completed for all critical or important systems and equipment. Remediation activities have been completed for all but three systems or pieces of equipment. We estimate that all required remediation and validation will be completed by the third quarter of 1999. Testing of our critical and important systems and applications is ongoing and is scheduled to be completed by the third quarter of 1999. Contingency planning began in the second quarter of 1999. Based on the work completed to date, we believe that with the completed remediation work, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment.

        We have also requested information from our significant suppliers, corporate partners and financial institutions to ensure that those parties are addressing Year 2000 issues where their systems could impact our operations. We are assessing the extent to which our operations are vulnerable should those organizations fail to properly modify their computer systems. The failure of systems maintained by our vendors, corporate partners or financial institutions could affect our ability to process transactions, conduct research and development projects, manufacture products, or engage in other normal business activities. We have received responses from all of the critical or important third parties and are in the process of evaluating those responses to identify areas of exposure. We are also in the process of identifying alternate sources for products or services in the event that any of our present primary or secondary vendors are not successful in resolving their Year 2000 issues. We will continue to monitor the progress of critical and important third parties throughout 1999 to ascertain that they achieve their Year 2000 objectives.

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

        While we believe our planning and preparations will be adequate to address our internal Year 2000 concerns, we cannot guarantee that the systems of other companies, on which our systems and operations rely, will be converted on a timely basis and will not have a material effect on us. The total cost of the Year 2000 risk assessment and remediation is funded through operating cash flows, and we are expensing these costs as they are incurred. Based on information obtained to date, the estimated total cost of our Year 2000 assessment and remediation is not expected to exceed $500,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain held-to-maturity securities. The Company invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, the Company believes that, while the securities the Company holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The Company is not party to any legal proceedings.

ITEM 2.        CHANGES IN SECURITIES

               Not applicable.

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The company held it's Annual Meeting of Stockholders on May 21, 1999.

               (b) Larry Soll and Joseph H. Wender were elected to serve as directors for a three-year term and until their successors are duly elected and qualified.

                                                            Votes in Favor   Votes Withheld
                                                            --------------   --------------
                      Larry Soll                              23,465,927        121,745
                      Joseph H. Wender                        23,465,927        121,745

               Other directors whose terms of office continued after the Annual Meeting were as follows:

               Burkhard Blank, Stanley T. Crooke, Christopher F.O. Gabrieli, Alan C. Mendelson, William R. Miller, Mark B. Skaletsky.

               (c)  The following item was approved at the Annual Meeting:

                    (1) The selection of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 1999.

                         Votes in favor:                 23,430,244
                         Votes withheld:                     95,214
                            Abstentions:                     62,214

ITEM 5.        OTHER INFORMATION

               Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company by December 14, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

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

               On June 8, 1999, the Company filed the following report on form 8-K/A:

                      Report dated April 20, 1999 which amended the description of the joint venture the Registrant entered into with Elan Corporation, plc. No financial statements were filed with this report on Form 8-K.

               On June 16, 1999, the Company filed the following report on form 8-K/A:

                      Report dated April 20, 1999 which amended the provisions for which confidential treatment was requested for the eight documents previously filed as exhibits. No financial statements were filed with this report on Form 8-K.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ISIS PHARMACEUTICALS, INC.
                                  (Registrant)





Date:   August 9, 1999       By:    /S/    STANLEY T. CROOKE
     -------------------            --------------------------------------------
                                    Stanley T. Crooke, M.D., Ph.D.
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)



Date:   August 9, 1999       By:    /S/    B. LYNNE PARSHALL
     -------------------            --------------------------------------------
                                    B. Lynne Parshall
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)