Form 10-Q
period 1999-09-30
ISIS PHARMACEUTICALS INC
filed 1999-11-12
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission file number   0-19125
                         -------

                           ISIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                           33-0336973
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                     2292 Faraday Avenue, Carlsbad, CA 92008
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (760) 931-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        (1) Yes [X] No [ ] (2)                              Yes [X] No [ ]

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock $.001 par value                29,924,165 shares
        ----------------------------                -----------------
                 (Class)                    (Outstanding at October 29, 1999)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

         Condensed Balance Sheets as of September 30, 1999 and December 31, 1998          3
         Condensed Statements of Operations for the three and nine months
         ended September 30, 1999 and 1998                                                4
         Condensed Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998                                                5
         Notes to Financial Statements                                                    6
ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations

         Results of Operations                                                            8
         Liquidity and Capital Resources                                                  9
         Year 2000 Computer Issues                                                       10
         Quantitative and Qualitative Disclosures About Market Risk                      11
PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                               12

ITEM 2:  Changes in Securities                                                           12

ITEM 3:  Default upon Senior Securities                                                  12

ITEM 4:  Submission of Matters to a Vote of Security Holders                             12

ITEM 5:  Other Information                                                               12

ITEM 6:  Exhibits and Reports on Form 8-K                                                13

SIGNATURES                                                                               14

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                        (in thousands, except share data)

                                     ASSETS

                                                                           September 30,        December 31,
                                                                               1999                 1998
                                                                             ---------            ---------
                                                                            (Unaudited)             (Note)
Current assets:

Cash and cash equivalents                                                    $  38,333            $  27,618
Short-term investments                                                           5,526               31,230
Contract revenue receivable                                                      3,776                3,466
Prepaid expenses and other current assets                                          903                  873
                                                                             ---------            ---------
            Total current assets                                                48,538               63,187


Property, plant and equipment, net                                              23,672               21,542
Patent costs, net                                                               10,637                9,113
Deposits and other assets                                                        2,071                2,232
Investment in joint venture                                                      9,174                   --
                                                                             $  94,092            $  96,074
                                                                             =========            =========


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                                           $   1,769            $   2,977
  Accrued payroll and related expenses                                           2,424                3,088
  Accrued liabilities                                                            3,656                2,714
  Deferred contract  revenues                                                    5,802               10,176
  Current portion of long term debt and capital lease obligations                3,951                3,581
                                                                             ---------            ---------
            Total current liabilities                                           17,602               22,536


Long-term debt and capital lease obligations, less current portion              85,797               77,724



Stockholders' deficit:

  Series A Convertible Exchangeable 5% Preferred stock, $.001 par value; 15,000,000 shares authorized, 120,150 shares and no shares issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively                                             12,015                   --
  Accretion of preferred stock dividend                                            267                   --
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 29,198,000 shares and 27,053,000 shares issued and outstanding at September 30, 1999 and December 31, 1998,
   respectively                                                                     29                   27
  Additional paid-in capital                                                   217,324              192,737
  Unrealized gain (loss) on investments                                             (2)                 166
  Accumulated deficit                                                         (238,940)            (197,116)
                                                                             ---------            ---------
            Total stockholders' deficit                                         (9,307)              (4,186)
                                                                             ---------            ---------
                                                                             $  94,092            $  96,074
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

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)

                                                                        Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
                                                                       1999             1998              1999            1998
                                                                     -------------------------         -------------------------
Revenue:

 Research and development revenues
  under collaborative agreements                                     $  9,641         $ 19,297         $ 22,032         $ 30,985
 Research and development revenues
  from affiliate                                                          997               --            2,390               --
 Product Revenue                                                           --              560               --              560
                                                                     -------------------------         -------------------------
Total Revenue                                                          10,638           19,857           24,422           31,545
                                                                     -------------------------         -------------------------

Expenses:

  Research and development                                             16,273           16,540           47,032           47,931
  General and administrative                                            2,406            2,310            7,983            6,430
                                                                     -------------------------         -------------------------
Total Operating Expenses                                               18,679           18,850           55,015           54,361
                                                                     -------------------------         -------------------------

Income (Loss) from operations                                          (8,041)           1,007          (30,593)         (22,816)

Equity in loss of joint venture                                        (2,018)              --           (4,295)              --
Interest income                                                           553            1,020            1,760            3,275
Interest expense                                                       (2,924)          (2,983)          (8,429)          (6,789)
                                                                     -------------------------         -------------------------
Net loss                                                              (12,430)            (956)         (41,557)         (26,330)

Accretion of dividend on preferred stock                                 (150)              --             (267)              --

Net loss applicable to common stock                                  $(12,580)        $   (956)        $(41,824)        $(26,330)
                                                                     =========================         =========================

Basic and diluted net loss per share                                 $   (.44)        $   (.04)        $  (1.49)        $   (.98)
                                                                     =========================         =========================

Shares used in computing basic and diluted net loss per share          28,838           26,868           28,027           26,815
                                                                     =========================         =========================


                            See accompanying notes.

                             See accompanying notes.
                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  1999             1998
                                                                                --------         --------
Cash used in operations                                                         $(37,422)        $(24,649)

Investing activities:

Short-term investments                                                            25,704           13,638
Property and equipment                                                            (3,355)          (2,827)
Other assets                                                                      (2,235)          (1,095)
Investment in joint venture                                                       (9,174)              --
                                                                                --------         --------
            Net cash provided from investing activities                           10,940            9,716
                                                                                --------         --------
Financing activities:

Net proceeds from issuance of equity securities                                   36,734            3,183
Proceeds from long-term borrowings                                                 2,468           13,354

Principal payments on debt and capital lease obligations                          (2,005)          (1,704)
                                                                                --------         --------
             Net cash provided from financing activities                          37,197           14,833
                                                                                --------         --------
Net increase (decrease) in cash and cash equivalents                              10,715             (100)
Cash and cash equivalents at beginning of period                                  27,618           38,102
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 38,333         $ 38,002
                                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                                   $  2,017         $  1,940


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Additions to long-term debt obligations for acquisitions of property,
 plant and equipment                                                            $  2,071         $  1,472



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The unaudited interim financial statements for the three month and nine month periods ended September 30, 1999 and 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

2.      STRATEGIC ALLIANCES

        On April 20, 1999, Isis Pharmaceuticals, Inc., a Delaware corporation ("Isis" or the "Company") and Elan Corporation, plc ("Elan") formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, Orasense Ltd. ("Orasense"), a Bermuda limited company, is initially owned 80.1% by the Company and 19.9% by Elan. Isis and Elan each contributed rights to certain oral drug delivery technology to the joint venture. In addition, Isis contributed rights to a proprietary oligonucleotide, which will be the first candidate for oral formulation by Orasense. Isis and Elan will provide development and manufacturing services to Orasense and will be entitled to royalties on milestone payments and royalties received by Orasense for development of orally formulated oligonucleotide drugs. If Isis enters into an agreement with Orasense for oral formulation of any Isis oligonucleotide drug, Isis will pay Orasense royalties and a portion of certain third party milestone payments with respect to the drug.

        In conjunction with the joint venture, Elan International Services, Ltd. ("EIS") purchased 910,844 shares of Isis' Common Stock for $15,000,000 and 120,150 shares of Isis's Series A Convertible Preferred Stock for $12,015,000, which bears a 5% dividend payable in Preferred Stock. In conjunction with this transaction, Isis issued to EIS a five-year warrant to purchase up to 215,000 shares of Isis' Common Stock at $24 per share.

        After March 31, 2002, the Preferred Stock (including accrued dividends) is convertible at EIS' option into shares of Isis' Common Stock at 125% of the 60-trading day average closing price of Isis' Common Stock ending two business days prior to March 31, 2002 (as adjusted for stock splits, stock dividends and the like). In the event of a liquidation of Isis or certain transactions involving a change of control of Isis, the Preferred Stock will be automatically converted on terms similar to those set forth above.

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

        Isis contributed $12,015,000 to Orasense, Ltd. as the purchase price for 9,612 shares of Common Stock of Orasense. Orasense will subcontract with other parties, including the Company and Elan, to perform research and development with respect to its oral drug delivery platform. Until March 31, 2002, EIS will, at Isis' request, purchase convertible debt of Isis in an amount equal to Isis' share of budgeted funding for Orasense. The convertible debt will have a term of six years, bear interest at the rate of 12% and be convertible into Isis' Common Stock at a premium. Isis may prepay the convertible debt in cash or in Isis' Common Stock. Isis will use the proceeds of the sale of the convertible debt to provide additional development funding to Orasense.

        While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of Orasense, but instead accounts for its investment in Orasense under the equity method of accounting. During the three and nine month periods ended September 30, 1999, Isis recognized $997,000 and $2,390,000 in contract revenues for research and development activities performed for Orasense Ltd. This amount is included as research and development revenues from affiliate for the related periods.

        The results of operations of Orasense Ltd. for the three and nine month periods ended September 30, 1999 are as follows (in thousands):

                                           Three months          Nine months
                                           ended 9/30/99        ended 9/30/99
                                           -------------        -------------
Revenue                                        $    0               $    0
Research and Development expense               $2,519               $5,362
                                               ------               ------
Net Loss                                       $2,519               $5,362
                                               ======               ======

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

        Since its inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. Isis is not yet profitable and expects to continue to have operating losses for the next few years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaborations increase the amount of research and development activity that Isis is able to fund and offset a portion of its research and development costs.

        During April 1999, Isis entered into an agreement with Elan Pharmaceuticals, an Irish Company, to form a joint venture to develop a platform technology for the oral delivery of antisense drugs. In September 1999, Isis entered into collaborations with Rhone-Poulenc Rorer (RPR) and Abbott Laboratories. The three year collaboration with Rhone-Poulenc Rorer (RPR) will assess genes identified within RPR's genomics programs using Isis' proprietary Antisense Target Validation technology. The agreement with Abbott Laboratories establishes a commercial-scale manufacturing collaboration for antisense drugs, initially focusing on the commercial manufacture of the antisense drug, ISIS 2302, an antisense inhibitor of ICAM-1 that is completing pivotal trials in Crohn's disease.

        In 1998 Isis received approval from the U.S. Food and Drug Administration ("FDA") to begin marketing our first product, Vitravene(TM), a drug used to treat CMV retinitis. Approval for marketing of Vitravene(TM)in the European Union was obtained in August, 1999.

RESULTS OF OPERATIONS

        Isis' revenue from collaborative research and development agreements was $10.6 million for the third quarter and $24.4 million for the nine month period ended September 30, 1999, compared with $19.3 million and $31.0 million, respectively, for the same periods in 1998. The revenue decrease from the prior year is primarily due to two transactions which occurred during the third quarter of 1998 that did not reoccur in 1999. In the third quarter of 1999, a $7.5 million milestone payment was received from CIBA Vision related to the FDA approval of Vitravene(TM), and $4.0 million was recognized when Isis agreed to exclusively license two issued patents covering immune stimulation by phosporothioate oligonucleotides to CpG ImmunoPharmaceuticals, Inc. The decrease was partially offset by earnings recognized from partner collaborations which began in late 1998 and 1999. The Company also had interest income totaling $.6 million for the quarter and $1.8 million for the nine month period compared with $1.0 million and $3.3 million for the same periods in 1998. This decrease in interest income was primarily due to lower average investment balances during 1999.

        Research and development expenses were $16.3 million for the three months and $47.0 million for the nine months ended September 30 1999, consistent with $16.5 million and $47.9 million for the same periods in 1998. For both periods, research and development expenses were driven by the cost of preclinical and clinical activities to support the progress of compounds in clinical trials. We expect that research and development expenses will increase in the future as compounds continue to advance in clinical development.

        General and administrative expenses increased to $2.4 million for the quarter and $8.0 million for the nine month period ended September 30, 1999, from $2.3 million and $6.4 million for the same periods in 1998. This increase in general and administrative expense is related to additional staffing in general and administrative functions and outside services required to support the growth in research and development. We expect that general and administrative expenses will continue to increase in the future to support our growing research and development efforts.

       Interest expense of $2.9 million for the third quarter was consistent with $3.0 for the same quarter last year. The increase to $8.4 for the nine month period ended September 30, 1999, compared to $6.8 million for the same period in 1998 is due to borrowing a total of $40 million in private debt financings finalized in the second quarter of 1998. Under the terms of these financing arrangements, payment of both principal and interest is deferred for the first five years. Therefore, of the $2.9 million and $3.0 of million interest expense in the third quarter of 1999 and 1998, $2.0 million and $2.1 million, respectively, was accrued under the long-term debt agreements and will not require current cash payment. Similarly, of the $8.4 million and $6.8 million of interest expense incurred during the nine-month periods ended September 30, 1999 and 1998, $5.7 million and $4.3 million was accrued under the long-term debt arrangements and will not require current cash payment.

        During the quarter and nine month periods ended September 30, 1999, Isis recorded a net loss applicable to common stock of $12.6 million and $41.8 million, or $.44 and $1.49 per share, respectively, compared with $1.0 million and $26.3 million, or $.04 and $.98 per share, for the same periods in 1998. The third quarter 1999 loss included $1.0 million in revenue together with $2.0 million for Isis' equity in the loss of Orasense, its joint venture company. Isis' loss from operations was $8.0 million for the third quarter of 1999 compared with a $1.0 million profit for the same period in 1998, due to recognition of milestone revenue for FDA approval of Vitravene in August 1998. We expect that operating losses will increase for several more years as research and development activities grow. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

        Isis believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From Isis' inception through September 30, 1999, Isis has earned approximately $170 million in revenue from contract research and development. Isis has also raised net proceeds of approximately $220 million from the sale of equity securities since it was founded. We have borrowed approximately $84 million under long-term debt arrangements to finance a portion of our operations.

        As of September 30, 1999, Isis had cash, cash equivalents and short-term investments totaling $43.9 million and working capital of $30.9 million. In comparison, we had cash, cash equivalents and short-term investments of $58.8 million and working capital of $40.7 million as of December 31, 1998. The decreases in cash and working capital during the nine month period resulted from the funding of operating losses, investment in the Orasense joint venture, investments in capital equipment and principal payments on debt and capital lease obligations. This decrease was offset by net proceeds of $15 million from the sale of Isis common stock and $12 million in Isis preferred stock in connection with the Orasense joint venture. During the quarter ended September 30, 1999, Isis received $7.4 million from the sale of common stock to institutional investors at prices approximating the market value.

        Isis' collaborative agreement with Boehringer Ingelheim provided a line of credit which was used to support the collaboration cell adhesion programs. As of September 30, 1999, the outstanding balance of this obligation was $22.6 million.

        In 1997 and 1998, Isis borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. No payments of either principal or interest are required during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is deferred during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at September 30, 1999 was $47.1 million.

As of September 30, 1999, our long-term obligations totaled $89.7 million, versus $81.3 million at December 31, 1998. The increase was due to the accrual of interest on the ten-year notes described above, the addition of $2.5 million in loans related to partnership agreements, including the Orasense joint venture, and additional capital lease financing to fund equipment acquisition. This increase was partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements for at least the next 18 months.

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

        An inventory of all computer equipment, operating systems and applications including other equipment that uses embedded microprocessors has been completed. Compliance assessment has been completed for all critical or important systems and equipment. Remediation activities have been completed for all but three systems or pieces of equipment. We estimate that all required remediation and validation will be completed by the end of 1999. Testing of our critical and important systems and applications is ongoing, is nearing completion and is scheduled to be completed by the end of 1999. Contingency planning began in the second quarter of 1999. Based on the work completed to date, we believe that with the completed remediation work, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment.

        We have also requested information from our significant suppliers, corporate partners and financial institutions to ensure that those parties are addressing Year 2000 issues where their systems could impact our operations. We are assessing the extent to which our operations are vulnerable should those organizations fail to properly modify their computer systems. The failure of systems maintained by our vendors, corporate partners or financial institutions could affect our ability to process transactions, conduct research and development projects, manufacture products, or engage in other normal business activities. We have received responses from all of the critical or important third parties and have evaluated those responses to identify areas of exposure. We are in the process of identifying alternate sources for products or services in the event that any of our present primary or secondary vendors are not successful in resolving their Year 2000 issues. We will continue to monitor the progress of critical and important third parties throughout 1999 to ascertain that they achieve their Year 2000 objectives.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain short-term investments. The Company invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, the Company believes that, while the securities the Company holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                The following documents are exhibits to this form 10-Q:

        b.      Reports on Form 8-K

                On September 2, 1999, the Company filed the following report on form 8-K:

                        Report dated August, 31, 1999 which described the reaquisition of control of the ISIS 2302 drug compound and the amendment of the July 18, 1995 Stock Purchase Agreement effective August 31, 1999. No financial statements were filed with this report on form 8-K. Two documents, including the termination of contract agreement and the amendment to the Stock Purchase Agreement (with certain confidential information deleted) were filed as an exhibit to the report.

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISIS PHARMACEUTICALS, INC.
                                        (Registrant)

Date:   November 12, 1999               By: /s/ STANLEY T. CROOKE
     ----------------------             ----------------------------------------
                                        Stanley T. Crooke, M.D., Ph.D.
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Date:   November 12, 1999               By:  /s/ B. LYNNE PARSHALL
     ----------------------             ----------------------------------------
                                        B. Lynne Parshall
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)