Form 10-K405
period 1999-12-31
ISIS PHARMACEUTICALS INC
filed 2000-03-28
CIK 874015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-19125

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $533,724,000 as of March 24, 2000.*

     The number of shares of common stock outstanding as of March 24, 2000 was 35,094,199.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

     Registrant's definitive Proxy Statement which will be filed on or before April 24, 2000 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on June 8, 2000 is incorporated by reference into Part III of this Report.
---------------
* Excludes 4,265,360 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10 percent of the shares outstanding at February 25, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S BUSINESS AND THE THERAPEUTIC AND COMMERCIAL POTENTIAL OF ITS TECHNOLOGIES AND PRODUCTS IN DEVELOPMENT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, PARTICULARLY THOSE RISKS OR UNCERTAINTIES INHERENT IN THE PROCESS OF DISCOVERING, DEVELOPING AND COMMERCIALIZING DRUGS THAT CAN BE PROVEN TO BE SAFE AND EFFECTIVE FOR USE AS HUMAN THERAPEUTICS, AND THE ENDEAVOR OF BUILDING A BUSINESS AROUND SUCH POTENTIAL PRODUCTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-K INCLUDING THOSE IDENTIFIED IN THE SECTION OF ITEM 1 ENTITLED "RISK FACTORS." AS A RESULT, THE READER IS CAUTIONED NOT TO RELY ON THESE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Isis Pharmaceuticals, Inc. is a leading genomics-based drug discovery and development company that is focused on RNA. Our goal is to create important new drug discovery technology platforms that will improve the productivity of the pharmaceutical industry and will enable our discovery and development of important new drugs to treat disease and improve the lives of patients. RNA is a novel target for drug discovery, and Isis has established a dominant position in RNA research. We have integrated our expertise in molecular and cellular biology, medicinal chemistry, RNA biochemistry, bioinformatics, pharmacology and clinical development to create two exciting technologies, antisense and Ibis, a robust pipeline of drugs in development and genomics services.

        Our technologies have reached a level of maturity to be of substantial value to the company and to industry partners. Additionally, our technologies are protected by a broad patent estate covering inventions in areas such as antisense chemistries, gene sequences, antisense drugs in specific diseases and manufacturing methods.

        ANTISENSE. Our leading technology, antisense, is a science based on the direct application of gene sequence information. We have pioneered and reduced to practice the synthesis of antisense inhibitors to the RNA of genes. Antisense inhibitors can be used directly as drugs or as genomics tools. Based on the specificity of antisense, we believe we can design antisense drugs that are safer and more effective than traditional drugs. We have succeeded in bringing the first antisense drug to market, Vitravene(TM), for CMV retinitis. Our development pipeline includes five compounds presently in clinical trials, of which at least one will advance to Phase III before year-end. We have successfully leveraged our antisense technology through corporate collaborations with Elan Corporation, Merck & Co., Astra-Zeneca PLC, Abbott Laboratories, Inc., Aventis S.A. (formerly Rhone-Poulenc Rorer), CIBA Vision, Novartis Pharma AG and Boehringer Ingelheim International GmbH. These collaborations increase our financial resources, improve our technological strength and establish valuable development and commercial relationships.

        GENETROVE(TM) GENOMICS. In the company's GeneTrove division, we are leveraging our antisense expertise to provide pharmaceutical and biotechnology companies gene function and target validation information about genes that they are interested in targeting for drug development. We can provide this information rapidly and efficiently for partners with the proprietary methods and systems that we have developed for our own use in creating antisense inhibitors as drugs, because the scientific process is identical. We have collaborations in place with three major pharmaceutical partners for these services and plan to grow this business in the near term.

        IBIS THERAPEUTICS(TM) TECHNOLOGY. With recently acquired knowledge of RNA structures and new sequence data from the gene sequence ("genomic") databases, Isis is developing a new drug discovery paradigm: specific targeting of RNA with small molecule drugs. We are creating and using new software to identify particular RNA structures to serve as targets for drugs. Our proprietary molecular modeling techniques can be used to predict the shape of drug binding pockets in RNA structures. With a working approximation of the shape of the target, our Ibis Therapeutics division is designing libraries of drug-like molecules that can bind to the RNA targets. We use mass spectrometry to screen large numbers of small molecules against multiple RNA targets simultaneously. We are applying this drug discovery approach initially to anti-bacterials, and we believe that the technology will be useful in a broad range of diseases.

        ANTISENSE RESEARCH, DRUG DISCOVERY, DEVELOPMENT AND MANUFACTURING

        Antisense research involves the following process: We identify a target gene, learn its precise genetic sequence, or code, and then assemble a synthetic strand of genetic code to complement the code of its RNA precisely. The product we've created, the synthetic strand of DNA, is called an antisense inhibitor to the target gene. Antisense inhibitors can be used in two ways: 1) directly as a drug, because production of a disease-causing protein is prevented when the inhibitor binds to the gene and 2) as a tool to understand a gene's function and value as a drug target.

        Our antisense drug research programs focus on targets associated with infectious, inflammatory, cardiovascular and metabolic diseases and cancer. Our expertise in molecular biology and drug discovery enables rapid identification of potent antisense inhibitors of disease causing proteins. We are then able to specifically tailor the inhibitor to the particular disease indication targeted through our medicinal chemistry expertise. Additionally, our medicinal chemistry programs have developed novel chemistries that allow us to design new antisense compounds that are potentially safer and more active than current antisense drugs and which have the potential to allow more convenient forms of dosing, including oral delivery.

        In 1998, the U.S. Food and Drug Administration approved Vitravene(TM) (fomivirsen) to treat CMV retinitis in AIDS patients. Vitravene(TM) is the first antisense drug to be approved for marketing. CIBA Vision, our distribution partner for this drug, launched Vitravene(TM) in November 1998. CIBA Vision is the eye care unit of life sciences leader Novartis Pharma AG. In 1999, Vitravene(TM) also received marketing approval in Europe and Brazil. We currently have five antisense compounds in human clinical trials, with additional compounds arising out of our broad research program in preclinical development which are represented in the chart below:

                            ISIS DEVELOPMENT PIPELINE

                                [GRAPH]

        ISIS 3521 is a potent, selective inhibitor of protein kinase C (PKC) -(alpha) gene expression that has demonstrated encouraging results in Phase I trials. Phase II trials are being conducted in patients with a range of solid tumors.

        ISIS 5132, is a potent selective inhibitor of C-raf kinase. Phase II trials are being conducted in patients with a range of solid tumors.

        ISIS 2503 is a potent, selective antisense inhibitor of Ha-ras in Phase II clinical trials in patients with a variety of solid tumors.

        ISIS 2302 inhibits expression of intercellular adhesion molecule 1 (ICAM-1), a molecule involved in a variety of inflammatory diseases and conditions. ISIS 2302 is in Phase IIa trials of a topical formulation for psoriasis and an enema formulation for ulcerative colitis.

        ISIS 14803 is an antisense inhibitor of the Hepatitis C Virus that is in Phase I/II clinical trials in patients with chronic Hepatitis C.

        ISIS 104838 is an inhibitor of inflammatory target TNF-(alpha) which is involved in diseases such as rheumatoid arthritis and Crohn's disease.

        ISIS 107248 is an inhibitor of CD49d, which is involved in inflammatory diseases such as multiple sclerosis.

        We have successfully leveraged our technology through supportive corporate collaborations with Elan Corporation, Merck & Co., AstraZeneca PLC, Abbott Laboratories, Inc., CIBA Vision, Novartis Pharma AG and Boehringer Ingelheim International GmbH. These collaborations increase our financial resources, improve our technological strength and establish valuable development and commercial relationships. As a result, we have been able, and expect to continue, to pursue drug discovery and development activities aggressively. We have retained substantial commercial rights to all of our drug candidates, including those funded by corporate collaborators.

        Isis has established a very strong patent position to cover its diverse portfolio of inventions and intellectual property. As of February 28, 2000 we have been issued or allowed more than 590 patents worldwide. A particularly important patent covering RNase H1, the key enzyme responsible for the mechanism of action of antisense gene inhibition, was issued to Isis in December 1999. This important patent will significantly strengthen the dominant position of Isis in both antisense therapeutics and genomics.

        We have focused significant efforts on developing cost-effective, large-scale, Good Manufacturing Practices manufacturing capability for antisense compounds. We currently manufacture antisense compounds to meet all of our research and clinical needs, as well as the needs of our partners. We have achieved significant manufacturing cost reductions through chemistry and process improvements. We believe that, with reasonably anticipated benefits resulting from increases in scale, we will be able to manufacture antisense compounds at commercially attractive prices. Under the terms of our agreement with CIBA Vision, Isis manufactures all of the commercial supplies of Vitravene(TM).

        In December 1999, the unexpected failure of our pivotal clinical trial of ISIS 2302 in Crohn's disease prompted the restructuring of the company. In January 2000, we announced a restructuring plan to reduce expenses and focus resources on the development of antisense drugs with significant commercial potential. In conjunction with this restructuring, we will reduce Isis' workforce by approximately 140 employees in the first four months of 2000. We estimate that the costs associated with this restructuring will approximate $2 million. Under the restructuring plan, Isis will have cash and committed funds sufficient to support activities for at least three years. We expect to make significant progress toward our primary goals of commercializing antisense drugs, creating value from both our Ibis and GeneTrove divisions, and building shareholder value in that time frame.

        GENETROVE(TM) DIVISION - ANTISENSE TARGET VALIDATION AND GENE FUNCTIONALIZATION

        Our GeneTrove division uses antisense as a tool to provide vital information about human genes: what they do, how they behave within cells and biological systems, whether they are important in disease, whether they would make good drug targets. The processes involved in answering these questions are called gene functionalization and target validation. We have created and/or integrated proprietary systems to functionalize and validate gene targets in a highly efficient manner, as these processes are fundamental to our core research in identifying antisense drug candidates.

        We are also performing these genomics services for three pharmaceutical company partners. Our collaboration with Abbott Laboratories began in 1998, with Aventis S.A. (formerly Rhone-Poulenc Rorer) began in 1999 and with Astra-Zeneca in 2000. With the windfall of gene sequence information now available to pharmaceutical and biotechnology companies, there is significant demand for services such as ours in order to understand and prioritize the gene targets in drug discovery programs and expedite discovery of drug development candidates. We intend to grow our GeneTrove business this year by marketing the speed, accuracy and efficiency of our genomics capabilities to new partners.

        IBIS DIVISION - RNA SMALL MOLECULE DRUG DISCOVERY

        Through the development of antisense technology, we have amassed expertise in RNA structure and function. We have combined this understanding with innovations in medicinal chemistry, bioinformatics, comparative genomics, and mass spectrometry to develop a novel proprietary drug discovery program that targets the structured regions of RNA as the binding site for small molecule drugs. In this program we have developed proprietary technologies to:

        1) Compare gene sequences across and within species to identify target sites in structured RNA;

        2)      Predict structure of RNA from genome sequence data;

        3) Quickly create and screen large libraries of small molecule compounds designed to bind RNA; and

        4) Screen for RNA-binding molecules using novel mass spectrometry. As an example of the power of this technology, we expect to be able to screen 10,000 compounds against 10 RNA targets per day.

        While our initial area of focus is in discovering novel antibacterial drugs, we believe the Ibis technology has potential in cancer, central nervous system disease, inflammation and degenerative diseases of aging. To date, we have funded the Ibis program through grants from the Defense Advanced Research Projects Agency. The technology has now reached an appropriate level of maturity to enable us to market it to potential pharmaceutical industry partners, and we plan to grow this business by establishing new collaborations.

ISIS DRUG DISCOVERY AND DEVELOPMENT

        Isis' efforts as a drug discovery and development company have focused on RNA. RNA is a novel target for drug discovery, and Isis has established a dominant position in RNA research. We have assembled a team of world-class scientists whose expertise in molecular and cellular biology, medicinal chemistry, RNA biochemistry, bioinformatics and pharmacology has been centered on RNA. When our knowledge in these core disciplines is combined with our clinical development capabilities, we have an integrated platform from which to develop of important new drugs to treat disease and improve the lives of patients. Our work in RNA-based drug discovery and development work has produced two important drug-discovery technologies: antisense and Ibis RNA-targeted small molecule discovery. From these technologies we have developed a robust pipeline of promising new drugs and efficient genomics tools that unlock value from gene sequence data.

ANTISENSE TECHNOLOGY PLATFORM

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

        Antisense technology represents a new model for drug discovery because it focuses on compounds that interact with messenger RNA or mRNA, which has not been a site for traditional drug interaction. Using the information contained in mRNA, we design chemical structures, easily recognized by the body, which resemble mRNA and DNA. These potent "antisense" oligonucleotides inhibit the production of disease-causing proteins. This method of drug design is highly productive, and in ten years we have created a substantial pipeline of drug candidates, including 5 compounds currently in clinical trials.

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

        THE MECHANISM OF ANTISENSE DRUGS

        Genes carry the information that cells need to produce proteins. Specific genes contain information to produce specific proteins at the genetic level. The human genome, and its collection of more than 100,000 genes, contains the information required for the human body to produce all proteins. Genes are made up of DNA, a molecule that contains the information about when and how much of which protein to produce, depending on what function is to be performed. The DNA molecule is a "double helix"--a duplex of entwined strands. In each strand, the building blocks of DNA, the nucleotides, are bound or "paired" with complementary nucleotides on the other strand. The precise sequence of a nucleotide chain, called the "sense" sequence, is a blueprint for the information that is used during protein production. The sequence of a nucleotide chain that is precisely complementary to a given sense sequence is called its "antisense" sequence.

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

ISIS' GENETROVE(TM) DIVISION

        ANTISENSE TARGET VALIDATION AND GENE FUNCTIONALIZATION

        Historically, the genomics industry has been focused on identifying and cataloging all of the genes in the human genome. This stage of the process is almost completed. The next steps in the process of making drugs and creating value from genomics are to identify the functions of the 100,000 plus human genes (gene functionalization) and to identify which genes are good targets for drugs (target validation). While this is a challenging task, Isis has developed its GeneTrove division, responsible for the company's antisense target validation and gene functionalization program that can provide this genomic information in an efficient and cost effective manner.

        GeneTrove's antisense target validation and gene functionalization program is based on Isis' expertise in producing highly specific antisense inhibitors to genes and on a variety of specialized technology that the company has created and/or integrated. Our antisense inhibitors can be used in cellular assays and in animal models of disease to rapidly determine the pharmacological impact of inhibiting the expression of a single gene target and to determine the role of the targeted gene in human disease. Once we have shown that a target is important in human disease, traditional drug discovery can be used to develop drugs to inhibit the target, or the specific antisense inhibitor used to validate the target can be rapidly developed as a drug.

        Specialized technologies employed by our GeneTrove division include:

        - A proprietary automated rapid throughput screening process that streamlines the creation of optimized, target-specific antisense inhibitors. We are using this system to build a large proprietary database of inhibitors to more than 100 gene targets per year. We are filing patent applications on these gene targets as rapidly as they can be produced, thus expanding our proprietary position in gene function and antisense.

        - Comparative genomics and covariance analysis, fields that Isis has pioneered, provide key insights into biological function and pathways. The process involves the comparison of molecules and molecular systems of different organisms to find similarities and differences across species. By determining how the molecules of biological systems co-vary, we gain insights about how the component parts of complex systems fit together. By assessing the evolutionary position at which genes become expressed or diverge, genes can be placed in likely pathways and we can achieve a great deal of understanding about gene function.

        - Low-density DNA arrays developed by GeneTrove use proprietary chemistry. When used in parallel with commercial arrays, GeneTrove can acquire unique data, including insights regarding gene function in normal and disease processes and can also identify potential toxicological problems associated with modulation of a particular gene.

        - A proprietary bioinformatics database, called MetaGraph, is capable of assimilating vast quantities of genomics data and finding relationships in complex data arrays.

        GeneTrove has already achieved many significant accomplishments. With a relatively small-scale effort, Isis has identified antisense inhibitors to more than 500 genes, patented many of these findings and expects to create antisense inhibitors to all important human genes over the next several years. As inhibitors to these genes are created and tested, the data are being incorporated into our pathway-oriented genomic database. To date, over 20 pathways have been characterized, including: MAP-kinases, apoptosis, NF-Kappa B, cell adhesion, and TNF signaling and insulin signaling. We have established Isis' first three target validation and gene functionalization partnerships with Abbott Laboratories, Aventis and AstraZenca and we are pursuing additional partnerships.

IBIS TECHNOLOGY PLATFORM

        RNA-TARGETED SMALL MOLECULE DRUG DISCOVERY

        Ibis Therapeutics is our program to discover low molecular weight, potentially orally bioavailable drugs that work by binding to RNA. Ibis leverages our success in pioneering RNA-targeted drug discovery and development and expands our ability to convert genomics data into drug discovery information.

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

        With Ibis, we are developing and integrating genome mining software to identify these RNA structural motifs in therapeutic targets of interest. We can predict the three-dimensional shape of these motifs from biochemical probes of RNA structure and molecular modeling methods. We have made a fundamental breakthrough in the development of a parallel high-throughput screening strategy to identify small molecules that bind RNA targets using high resolution mass spectrometry. In a MASS (multitarget affinity/specificity screening) assay, each compound and each target RNA is labeled by its exact molecular mass. Since every small molecule is labeled uniquely, a large mixture can be screened in the presence of several RNA targets simultaneously. The identity of the small molecule, the RNA target that it binds, its binding affinity and the location of the binding site on the RNA can be determined in one rapid set of experiments. Using this technology, we expect to be able to screen 10,000 compounds per day against 10 RNA targets.

        Our initial area of focus in Ibis is discovering novel antibacterial compounds. The technology has potential application in cancer, central nervous system disease, inflammation, as well as degenerative diseases of aging. To date, we have funded Ibis through government sponsored grants from the Defense Advanced Research Projects Agency and the National Institute of Standards and Technology. Our goal for Ibis is for it to be self-funding through corporate partner support. We will move Ibis toward this goal by providing drug candidates for development and providing optimized leads to pharmaceutical partners for development and commercialization.

PRODUCTS APPROVED AND UNDER DEVELOPMENT

        Our drug discovery programs use antisense and combinatorial drug discovery technologies to identify compounds to treat infectious and inflammatory diseases and cancer. The following table outlines each product under development, its target, disease indication and development status, as well as Isis' commercial rights.

                          ISIS PRODUCTS IN DEVELOPMENT

                               DISEASE
COMPOUND        TARGET         INDICATION        DEVELOPMENT STATUS(1)   COMMERCIAL RIGHTS
------------------------------------------------------------------------------------------------
Vitravene       CMV            Cytomegalovirus   Approved for            Isis/CIBA Vision(2)
(fomivirsen)                   Retinitis         marketing in the
                                                 U.S., Europe and
                                                 Brazil.  Other market
                                                 applications under
                                                 review.

ISIS 3521       PKC-(alpha)    Cancer            Phase II                Isis

ISIS 5132       C-raf kinase   Cancer            Phase II                Isis

ISIS 2503       Ha-ras         Cancer             Phase II               Isis

ISIS 2302       ICAM-1         Psoriasis         Phase II                Isis
                               (topical)

                               Ulcerative        Phase II
                               colitis (enema)

ISIS 14803      HCV            Hepatitis C       Phase I/II              HepaSense, Ltd.(3)

ISIS 104838     TNF-(alpha)    Inflammation      IND Candidate           Isis/ Orasense, Ltd.(4)

ISIS 107248     CD49d          Inflammation      IND Candidate           Isis

(1) An "IND candidate" is a compound for which IND-enabling toxicology and pharmacokinetic studies have been initiated and IND preparation has begun.

(2)     CIBA Vision has the exclusive right to distribute fomivirsen.

(3)     HepaSense is a joint venture of Isis and Elan.

(4) Orasense, a joint venture of Isis and Elan, owns the rights to an oral formulation of ISIS 104838.

        We also have a significant research program with the potential to yield additional development candidates in the future. As described in the section of this report entitled "Risk Factors - Uncertainties

Associated with Clinical Trials," the product candidates listed in the preceding table may not progress beyond their current status or yield a commercially viable product.

        INFECTIOUS DISEASES

        CYTOMEGALOVIRUS (CMV) RETINITIS. Individuals with suppressed immune systems, such as those with AIDS resulting from the HIV virus, are susceptible to opportunistic infections caused by CMV. In the AIDS population, retinitis caused by CMV is the primary cause of blindness. There are more than 270,000 active AIDS cases in the United States. The introduction of new anti-HIV drugs, particularly protease inhibitors and combination treatment regimens, has prolonged survival in HIV-infected individuals. Over the last three years, this has resulted in a decline in mortality from AIDS, accompanied by a decline in the incidence of many opportunistic infections including CMV. Currently approved drugs for CMV retinitis are ganciclovir, foscarnet, cidofovir and fomivirsen. Foscarnet and cidofovir are available in intravenous (IV) dosing forms only. Ganciclovir is available in IV and oral doses, as well as in an intraocular implant form.

        VITRAVENE(TM) (FOMIVIRSEN). In August 1998, the FDA approved Vitravene(TM) to treat CMV retinitis in AIDS patients. Vitravene(TM) is an antisense compound discovered by Isis. CIBA Vision, our worldwide distribution partner for this drug, launched Vitravene(TM) in November 1998. CIBA Vision is a subsidiary of Novartis Pharma AG. See "Collaborative Agreements - CIBA Vision." In 1999 Vitravene(TM) also received marketing approval in Europe and Brazil. We delivered our first commercial shipment of Vitravene(TM) to our partner CIBA Vision in 1998, earning product revenue of $560,000 in that year. No commercial shipments of Vitravene(TM) were made in 1999, and no product revenue was earned.

        HEPATITIS C (HCV). HCV continues to represent a major public health challenge. This potentially deadly disease affects the liver and can eventually cause liver cancer and death. It is estimated that almost four million people in the United States are infected with HCV and 8,000 to 10,000 people are expected to die from this disease each year. Interferon-a therapy, used alone or in combination with ribovirin, is widely used in an attempt to eradicate this virus from chronically infected individuals, but long-term remissions are achieved in only about 20% of patients even after six months of therapy. Better, safer and more effective treatments are urgently needed, as current therapies have limited efficacy and potentially serious toxicities.

        ISIS 14803. Our antisense inhibitor of HCV, ISIS 14803, may represent a significant therapeutic advance in treating this serious viral epidemic. ISIS 14803 is designed to inhibit the replication of HCV. In preclinical studies, ISIS 14803 demonstrated specific reduction of the HCV RNA expression in both cell cultures and mouse model systems. Under a joint venture agreement signed in January 2000, ISIS 14803 is being co-developed with Elan Corporation, a leader in the area of drug delivery.

          A Phase I/II clinical study of ISIS 14803 began in early 2000. This study will evaluate safety and efficacy. Patients in this Phase I/II trial will receive ISIS 14803 intravenously 3 times a week for 4 weeks. Studies of the subcutaneous delivery of ISIS 14803 are also planned. Subsequently, studies of ISIS 14803 using Elan's MEDIPAD, a minimally invasive microinfusion pump, will be initiated.

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

        ISIS 3521. ISIS 3521 is an antisense compound in Phase II clinical development which inhibits the production of one particular isotype (the (alpha) isotype) of protein kinase C. PKC is a key enzyme in signal transduction, and PKC isotypes are associated with both normal and abnormal cell growth. We have been able to specifically inhibit the production of the PKC-(alpha) isotype without inhibiting the production of other isotypes, thus allowing the inhibition of the isotype believed to be involved in abnormal cell growth without inhibiting the isotypes required for healthy cells to grow.

        ISIS 3521 is nearing the completion of Phase II clinical trials as an anticancer agent, both alone and in combination with traditional cancer chemotherapies. The Phase II trials are studying the effect of this drug in treating a variety of cancer tumors. This compound inhibits protein kinase C-(alpha), or PKC-(alpha), a protein associated with abnormal cell growth. Based on promising data from a Phase I/II study, we plan to initiate Phase III clinical trials of ISIS 3521 for patients with non-small cell lung cancer in late 2000. Results from the Phase I/II trial show that of 17 patients with non-small cell lung cancer, 15 have benefitted from the drug. Eleven of the 17 patients (65%) have experienced partial responses. One patient had a minor response and 3 patients had stable disease lasting 4 to 8 months. Only 4 of 17 patients have died, with the longest survival being 23 months following study entry. With a median of 10 months of follow-up, 77% of the patients are alive and continuing to be evaluated.

        In Phase I and Phase II studies, ISIS 3521 stabilized disease, reduced tumor mass and reduced tumor markers in patients with lung cancer, ovarian cancer and lymphoma. In those trials, ISIS 3521 caused no significant side effects. In a Phase II study of ISIS 3521 as a single agent in the treatment of patients with refractory non-Hodgkin's lymphoma, 1 of 7 patients treated so far has had a partial response and one other is too early to evaluate.

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

        In Phase I studies, ISIS 2503 was well-tolerated, with no clinically significant toxicities observed among 22 patients with a variety of solid tumors who received the drug by 14-day continuous infusion repeated every 21 days. Prolonged stable disease was observed in 4 patients on this trial, including one patient with pancreatic cancer who had disease stabilization for 8 treatment courses administered over 6 months.

        In Phase II trials of ISIS 2503, the compound is being evaluated both alone and in combination with traditional cancer chemotherapies in patients with colon, breast, pancreatic and lung cancers. The colon cancer trial is near completion with no significant evidence of activity while early results in lung cancer suggest improvement in cancer-related symptoms. ISIS 2503 has been well-tolerated, with no clinically significant toxicities observed among patients with a variety of solid tumors. A Phase I trial of ISIS 2503 plus gemcitabine has been completed and will be followed by a Phase II study in patients with cancer of the pancreas.

        ISIS 5132. ISIS 5132 is an antisense compound which inhibits the expression of C-raf kinase, another molecular target involved in cell signaling. C-raf kinase is a member of the raf kinase multi-gene family and is associated with abnormal cell growth. ISIS 5132 selectively inhibits C-raf kinase without inhibiting the production of other members of that multigene family. Published results from a human clinical trial show that ISIS 5132 reduced the levels of its target RNA, c-raf-1 after intravenous administration.

         ISIS 5132 is in Phase II clinical trials as an anticancer agent. The Phase II trials are studying the effect of this drug in treating a variety of cancer tumors. In Phase I clinical trials, ISIS 5132 showed evidence of antitumor activity in patients with ovarian, renal, pancreatic, and colon cancers. In those trials, ISIS 5132 was well-tolerated and caused no clinically significant side effects. A trial in ovarian cancer has not yet been completed. There are no current plans to develop this drug further in the other tumor types that have been studied (prostate cancer, colon cancer, non-small cell lung cancer). Several patients in this trial experienced disease stabilization.

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

        We have focused on a number of targets in our cell adhesion molecule program. Our most advanced cell adhesion research and development effort has been focused on the intercellular adhesion molecule ("ICAM") family and in particular, ICAM-1. ICAM-1 facilitates the migration of immune cells involved in both chronic and acute inflammation, allowing us to target both conditions. Over-expression of ICAM-1 has been demonstrated in a wide variety of inflammatory disorders, such as rheumatoid arthritis, asthma, psoriasis, organ transplant rejection and inflammatory bowel diseases. While it is unlikely that over-expression of ICAM-1 is a cause of these disorders, ICAM-1 is thought to contribute to the pathology of these diseases and conditions. We have identified lead compounds for other adhesion molecules including CD49d (VLA-4).

        In addition to cell adhesion molecules, we have active research programs targeting other steps in the inflammatory process. In particular, we have identified antisense inhibitors which selectively inhibit the expression of cytokines such as tumor necrosis factor-(alpha) (TNF-(alpha)), interleukin 5 (IL-5) and the IL-5 receptor. Lead antisense compounds targeting these proteins are showing promising activity in multiple models of inflammatory diseases.

        ISIS 2302. ISIS 2302, the most advanced compound in our cell adhesion program, selectively inhibits ICAM-1 gene expression. In Phase I testing of ISIS 2302 in healthy volunteers, the compound was well tolerated at all doses. We conducted Phase II trials in five disease indications: Crohn's disease, psoriasis, ulcerative colitis, prevention of kidney transplant rejection and rheumatoid arthritis. The Phase II studies involved 20 to 40 patients each and, in general, were randomized and placebo-controlled.

        - CROHN'S DISEASE. Crohn's disease is a serious inflammatory disease that affects the intestines and other parts of the digestive tract. A patient with Crohn's disease suffers chronic and often severe episodes of diarrhea, abdominal pain, rectal bleeding and fever. Approximately 400,000 people in North America and a similar number in Europe are afflicted with Crohn's disease. Based on the positive results of a Phase II study, we decided to initiate a pivotal quality trial of ISIS 2302 in Crohn's disease. That 300 patient trial was completed in December 1999. The data from that clinical trial did not demonstrate efficacy and the profile of the drug did not support an NDA filing. The efficacy demonstrated, using the combined primary end point of clinical remission plus complete steroid withdrawal, was approximately 20% in all three arms of the study. This negative outcome was unexpected. In late 1998, the company conducted an interim analysis of the first 150 patients enrolled in the study. Based on the positive data from the interim analysis, the company believed that the 300 patient study was likely to support an NDA filing.

                In the trial, the effects of two weeks and four weeks of treatment with ISIS 2302 were compared to placebo. The analysis of the data from the study failed to demonstrate the same efficacy profile of ISIS 2302 seen in the interim analysis. At the interim analysis, ISIS 2302 induced steroid-free complete clinical remissions in 29% of the drug-treated patients versus a placebo response rate of 14%.

                This was statistically different (p=0.047). Both the 2- and 4-week dose groups had similar results. In the placebo group, 34% of the patients discontinued from the study prematurely because of lack of response, while only 16% of the ISIS 2302 patients discontinued early. This also was statistically significant (p=0.020). Other measures of efficacy also favored ISIS 2302 in the interim analysis.

                In the second half of the study, the results were significantly different than the interim analysis. Only 12% of the ISIS 2302 treated patients enrolled in the second half of the study achieved steroid-free remission. This differs from the results in the initial 150 patients (p=0.0047). In the second half of the study, only 6% of the placebo patients discontinued from the study prematurely because of lack of response. This differed significantly from the results in the first half of the study (p=0.0004). In contrast, the early discontinuation rate for lack of clinical response in the drug treated arms was 20%, not significantly different from the results in the first 150 patients. The safety database has not yet been fully analyzed; however, the drug was well tolerated. The second half of the trial differs statistically from the first half in every meaningful parameter. We are in the process of determining if we can identify those factors that contributed to the differences between the two halves of the study.

        - PSORIASIS. In early 2000, we initiated Phase II trials of ISIS 2302 for psoriasis as a topical cream formulation. Plaque psoriasis is the most common form of psoriasis, and is an uncomfortable, disfiguring and incurable skin disorder that affects two to four percent of the nation's population. Psoriasis produces recurrent skin lesions that may involve up to 80-90 percent of the body surface. A conveniently dosed topical cream formulation that is shown to be safe and effective would represent a significant improvement in treatment for patients and a significant commercial opportunity.

        - KIDNEY TRANSPLANT REJECTION. The Phase II study in kidney transplant rejection, which has been proceeding at a pace mandated by the regulatory authorities as they carefully monitor clinical studies in this patient population, is nearing completion. However, due to the competitive picture and the cost of development, we have put the development of ISIS 2302 for organ transplants on hold. We will also limit our investment in the development of ISIS 2302 as an enema formulation for treatment of ulcerative colitis.

        - RHEUMATOID ARTHRITIS. We completed the Phase II study in rheumatoid arthritis. We saw evidence of therapeutic activity. ISIS 2302 was well tolerated, and the safety profile of the drug continues to be attractive. Based on this outcome, we are pursuing development of a second-generation, orally active antisense inhibitor of ICAM-1 in lieu of continuing development of ISIS 2302 in rheumatoid arthritis. We continue to believe that inhibition of ICAM-1 is a promising anti-inflammatory strategy in rheumatoid arthritis and will continue to test second-generation inhibitors of this target for this disease.

        ISIS 104838. ISIS 104838 is a second-generation antisense inhibitor of TNF-(alpha). This compound has shown promising results in models of inflammatory disease. In clinical trials it will be evaluated as a possible treatment for a variety of inflammatory diseases including rheumatoid arthritis and Crohn's disease. We are preparing to file an IND for ISIS 104838 and plan to initiate Phase I clinical studies in the first half of 2001. An oral formulation of ISIS 104838 is being developed co-developed with Elan under our Orasense joint venture.

        ISIS 107248. ISIS 107248 is a second-generation antisense inhibitor of CD49d (VLA-4). This compound, which will be evaluated as a possible treatment for a variety of inflammatory diseases including multiple sclerosis, is currently undergoing preclinical toxicology and pharmacokinetic studies. We are preparing to file an IND for ISIS 107248 and plan to initiate Phase I clinical studies in 2001.

RESEARCH PROGRAMS

        We combine our core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drug candidates. The goal of our target-based research programs is to identify antisense, Ibis and GeneTrove drug candidates to treat diseases for which there are substantial markets and for which there is a need for better drugs. In addition, our research programs focus on identifying next-generation compounds to serve as backup compounds to our current products in development and development candidates. Our Ibis drug discovery program is currently focused on identifying broad-spectrum antibacterial agents with a focus on important drug-resistant infections.

        Our core technology programs can support multiple target-based antisense research programs without significantly increasing costs. Through these programs, we can efficiently explore numerous disease targets and identify the best lead compounds to advance into preclinical development. We are currently pursuing antisense, Ibis and GeneTrove drug discovery programs focused on various anti-viral and anti-bacterial targets, inflammatory disease targets, and other key molecular targets that might play critical roles in cancer.

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

        ELAN - HEPATITIS C

        In January 2000, Isis and Elan Corporation agreed to form a new subsidiary of Isis to develop an antisense drug, ISIS 14803, to treat patients chronically infected with the Hepatitis C virus (HCV). The new subsidiary is called HepaSense and will develop and commercialize this novel therapeutic for HCV while investigating delivery of the therapeutic with Elan's proprietary MEDIPAD(R) Drug Delivery System, a disposable subcutaneous infusion device. The combination of a novel drug for HCV with a convenient delivery method could result in a very attractive product for this international public health problem. ISIS 14803 began Phase I clinical trials in early 2000.

        Isis and Elan have each licensed significant technology to HepaSense. As part of the transaction, Elan will purchase $7.5 million of Isis Common Stock in April 2000 and may purchase an additional $7.5 million of common stock upon completion of a mutually agreed milestone. Both investments will be at a premium to Isis' market price. Elan also purchased Isis Series B Preferred Stock which will be convertible in the future into either Isis stock or stock in HepaSense. In addition, Elan will make available to Isis a $12.0 million line of credit for Isis' funding commitment to HepaSense.

        ISIS 14803 is an antisense drug that inhibits HCV replication. In preclinical studies, ISIS 14803 demonstrated specific reduction of the HCV RNA expression in both cell cultures and mouse model systems. A Phase I/II clinical study of ISIS 14803 began in early 2000. This study will evaluate safety and efficacy. Patients in this Phase I/II trial will receive ISIS 14803 intravenously 3 times a week for 4 weeks. Studies of the subcutaneous delivery of ISIS 14803 are also planned. Subsequently, Isis will initiate studies of ISIS 14803 using Elan's MEDIPAD. Elan's proprietary subcutaneous MEDIPAD(R) Drug Delivery System combines the convenience of a transdermal patch with the drug delivery capabilities of an infusion pump. This system can be self-administrated, is disposable and inexpensive. It can be used to infuse drug over 24 and 48-hour timeframes. Elan and its collaborators presently have multiple drugs in clinical trials being administered using the MEDIPAD(R) System.

        ELAN - ORAL FORMULATION

        In April 1999, Isis and Elan formed a new subsidiary to develop a platform technology for the oral delivery of antisense drugs. Isis is the majority shareholder in this new subsidiary, named Orasense. The first oral drug Orasense is working on is ISIS 104838, Isis' antisense inhibitor of tumor necrosis factor - (alpha) (TNF-(alpha)). TNF-(alpha) is a gene that has been implicated in a wide range of inflammatory diseases.

        Elan made a $27 million equity investment in Isis, consisting of $15 million of common stock purchased at a premium to market and $12 million of convertible exchangeable preferred stock. Elan also received warrants exercisable in five years. Elan has the right to convert the preferred stock into either an ownership interest in Isis or in Orasense.

        Isis has made substantial progress in oral formulations of antisense drugs, achieving significant oral bioavailability by combining novel chemistries and formulation approaches. Elan, a world leader in oral drug delivery technology, has demonstrated the oral delivery and bioavailability of large macromolecules with size and charge properties similar to many antisense drugs. Both companies are combining existing technologies and expertise with new research efforts towards the goal of building a proprietary, platform technology for the oral delivery of antisense drugs.

        ASTRAZENECA

        In December 1998, we established an antisense collaboration with AstraZeneca PLC to discover, develop and commercialize novel antisense drugs targeting specific genes associated with cancer. In this collaboration, we are creating antisense candidates and are working together with AstraZeneca to optimize them. AstraZeneca will develop drugs arising out of the collaboration. AstraZeneca will pay us technology access fees and provide research funding as well as milestone payments and royalties for any drugs progressing into clinical development and onto the market. The initial term of this collaboration is three years. In 1998, AstraZeneca paid $2 million in technology access fees. In 1999, AstraZeneca paid $2.9 million for research support and fees. While the initial focus of this collaboration is on a limited number of cancer targets, we can, with AstraZeneca, also pursue additional targets in cancer and expand the collaboration to targets in other therapeutic areas. The agreement also provides that the collaboration can also be extended beyond its initial term.

        MERCK

        In June 1998, we established a research collaboration with Merck & Co. to discover small molecule drug candidates to treat patients infected with Hepatitis C virus. Our chemists, working together with Merck scientists, will design, synthesize and evaluate novel compounds that Merck will screen in its proprietary enzymatic assays for identifying Hepatitis C virus replication inhibitors. Merck will commercialize any drugs arising from the collaboration, and we retain the right to use technology developed in the collaboration in our antisense program. The three-year collaboration provides us with annual research support plus a technology access fee and milestone payments and royalties upon commercialization. In 1998 and 1999, we received $3.9 million and $2.5 million, respectively, from Merck under the terms of this agreement.

        CIBA VISION

        In 1997, we entered into an agreement with CIBA Vision, granting it exclusive worldwide distribution rights for Vitravene(TM). Under the terms of the agreement, we will receive $20 million in pre-commercial fees and milestones. As of December 31, 1999, we have received a total of $15 million of these pre-commercial fees and milestones. While CIBA Vision will market and sell Vitravene(TM) worldwide, we will manufacture and sell Vitravene(TM) to CIBA Vision, at a price that will allow us to share the commercial value of the product with CIBA Vision. The FDA approved Vitravene(TM) for commercial marketing in August 1998. In 1999 Vitravene(TM) received marketing approval in Europe and Brazil. We delivered our first commercial shipment of Vitravene(TM) to our partner CIBA Vision in 1998, earning product revenue of $560,000. No commercial shipments of Vitravene(TM) were made in 1999, and no product revenue was earned. See "Products Under Development - Cytomegalovirus (CMV) Retinitis."

        BOEHRINGER INGELHEIM

        In 1995, we and Boehringer Ingelheim formed an alliance to combine the clinical development and research programs of both companies in the field of cell adhesion. The collaboration supported the clinical development of ISIS 2302 in a number of different diseases, and the discovery of both small molecule and antisense inhibitors to various novel call adhesion targets. In 1999, we reacquired ISIS 2302 from Boehringer Ingelheim. Under the terms of the renegotiated agreement, Isis has sole responsibility for the development and commercialization of ISIS 2302 and other antisense inhibitors of cell adhesion molecules discovered during the collaboration. Boehringer Ingelheim will receive a royalty on the commercial sales of these antisense drugs. Boehringer Ingelheim now has sole responsibility for the development and commercialization of any small molecule inhibitors of cell adhesion molecules discovered during the collaboration, with Isis receiving a royalty on the commercial sales of these small molecule drugs.

        In addition to funding one-half of the collaboration's research and development, Boehringer Ingelheim made additional investments in ISIS and provided us with a line of credit. As of December 31, 1999, outstanding borrowings under this line of credit totaled $ 22.6 million. The line of credit is no longer available for additional borrowing.

        ISIS 2302 is in Phase II clinical trials for psoriasis, ulcerative colitis and renal transplant rejection. We are also evaluating data from a Phase III study of ISIS 2302 in Crohn's disease to determine if further development is warranted. See "Products Under Development - Inflammatory Diseases."

        As of February 25, 2000, Boehringer Ingelheim owned approximately 8% of our outstanding Common Stock.

        NOVARTIS

        We began our research and development collaboration with Novartis (then called Ciba-Geigy Limited) in 1990. The research portion of the collaboration ended in September 1998, having produced two drugs currently in development, ISIS 3521 and ISIS 5132. Novartis funded the clinical development of ISIS 3521 and ISIS 5132 through Phase II. In late 1999, Novartis chose to conclude its participation in the development of ISIS 3521 and ISIS 5132 at the completion of the current Phase II clinical trials. See "Products Under Development - Cancer - ISIS 3521; -- ISIS 5132." As of February 25, 2000, Novartis owned approximately 7% of our outstanding Common Stock.

        GENETROVE ANTISENSE TARGET VALIDATION AND GENE FUNCTIONALIZATION COLLABORATIONS

        With the entire human genome expected to be sequenced by the year 2003, identification and understanding of those genes that play a key role in disease will become increasingly important to pharmaceutical companies to develop of novel drugs. Antisense technology can be used to provide functional data on the importance of a specific gene in causing or maintaining a disease. Antisense technology uses genetic sequence information to rapidly design inhibitors of any gene target. Because of their exquisite specificity, antisense inhibitors can inhibit the selected gene only, without an impact on other closely related genes. As a result, antisense inhibitors allow the identification of function of that single gene target more precisely than any other method.

        GeneTrove, Isis' antisense target validation and gene functionalization program, provides genomic information with unsurpassed productivity and efficiency to pharmaceutical companies. Using the proprietary chemistries and systems developed by Isis, we can move from in vitro analysis to animal model in one step and provide solutions to our partner's queries within weeks. GeneTrove's capabilities are validated by our accomplishments. GeneTrove has identified antisense inhibitors to more than 500 genes and we have patented many of these findings. In addition, we have characterized over 20 pathways, including: MAP-kinases, apoptosis, NF-Kappa B, cell adhesion, and TNF signaling and insulin signaling. We have also validated more than 20 gene targets in animal models. Importantly, our technology has been embraced by three major pharmaceutical partners, which are using our capabilities to help evaluate, select and prioritize genes as potential drug targets.

        ASTRAZENECA

        In January 2000, we entered into a target validation collaboration with AstraZeneca. The collaboration will use our target validation technology to assess and prioritize genes identified within AstraZeneca's genomics programs. This collaboration will enable AstraZeneca to determine the function and therapeutic value of novel gene targets and to use this information about gene function to develop pharmaceutical products. It also provides Isis with valuable information on these targets to assist in the development of novel antisense drugs. The initial term of this collaboration is three years.

         AVENTIS

        In September 1999, we entered into a target validation collaboration with Aventis (formerly Rhone-Poulenc Rorer). The collaboration will use our target validation technology to assess genes identified within Aventis' genomics programs. This collaboration will enable RPR to determine the function and therapeutic value of numerous novel gene targets and to use this information about gene function to develop pharmaceutical products. It also provides Isis with valuable information on these targets to assist in the development of novel antisense drugs. The initial term of this collaboration is three years. RPR will pay Isis research fees and milestone payments based on the success of the program. We received payments totaling $613,000 in 1999.

        ABBOTT LABORATORIES

        In December 1998, we entered into a target validation collaboration with Abbott Laboratories, Inc. The collaboration utilizes our target validation technology to enable Abbott to validate numerous gene targets, identify the function of these genes and prioritize the targets. Abbott will pay us an upfront fee, research fees, and milestone payments and royalties on net sales of any Abbott non-antisense product arising from the collaboration. We will also receive rights to develop drugs targeting Abbott proprietary genes for Abbott. The initial term of this collaboration is two years. We received payments totaling $250,000 in 1998 and $1 million in 1999.

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

        In 1998, we established an antisense oligonucleotide manufacturing collaboration with Avecia Life Science Molecules, a leading supplier of chemical and biological compounds to the pharmaceutical and biotechnology industries. Access to an alternate manufacturing source will provide greater flexibility in production scheduling and will reduce our risk of dependence on a single manufacturing site for all of our clinical needs. We are not required to make any capital investment to create this manufacturing capability.

        In 1999, we established a commercial-scale manufacturing collaboration with Abbott Laboratories. This collaboration combines Abbott's process development expertise and manufacturing capability with Isis' proprietary oligonucleotide manufacturing technology.

PATENTS AND PROPRIETARY RIGHTS

        Our success will depend, in part, on our ability to obtain patent protection for our products in the United States and other countries. We file applications, as appropriate, for patents covering our products and processes. As of February 28, 2000, we have been issued or allowed more than 590 patents worldwide and have filed more than 532 patent applications in the United States and counterparts of many of these applications in other countries. Patents issued or applied for cover the following types of inventions, processes and products:

        - Composition of matter claims to core chemistries for oligonucleotide structures, which cover our rights to the building blocks of our compounds;

        - Composition of matter claims to messenger RNA target sequences, which cover our rights to the genetic sequences that our compounds target;

        - Use claims for using oligonucleotides targeted to particular disease targets, which cover our right to use oligonucleotide based drugs to treat specific diseases;

        - Method claims for the manufacture of oligonucleotides, which cover our new, improved or more cost effective ways to manufacture oligonucleotides;

        - Composition of matter claims to RNA structural elements, which cover our rights for discovery of small molecules that bind to these RNA structural elements;

        - Method claims for analyzing the interaction of small molecules with RNA, which cover our novel discovery methods using mass spectrometry to analyze the interaction of small molecules with RNA;

        - Method claims for optimizing the interaction of drug substances with their target molecules, which cover our mass spectrometry based structural activity relationship discovery methods, i.e., SAR by mass spectrometer; and

        - Methods claims for rapidly discovering antisense oligonucleotides, which cover our rapid through-put method of discovering antisense oligonucleotides.

        In December 1999 Isis was issued U.S Patent 6,001,653, covering Human RNase H1. RNase H1 is a cellular enzyme that degrades RNA when antisense drugs bind to RNA. Most antisense inhibitors work through this mechanism of action and it has proven to be the most potent and broadly useful mechanism of action for antisense inhibitors used as drugs and as tools in target validation. Our patent covers the DNA sequence for Human RNase H1, methods of making any antisense inhibitor or drug using the RNase H1 mechanism, and methods of screening to identify effective antisense inhibitors of genes that use RNase H1.

        We believe the RNase H1 patent has the potential to benefit Isis in many ways. It solidifies our dominance in antisense technology by further strengthening our vast patent estate. It also enhances our attractiveness as a partner for both therapeutic research collaborations and for genomic collaborations. In addition, we anticipate that this patent will produce significant revenues for the company in the form of licensing fees.

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

COMPETITION

        For many of their applications antisense based drugs as well as Ibis small molecules will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of oligonucleotide-based technology and the development of pharmaceuticals utilizing such technology. These companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to ours. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for product and clinical development.

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

EMPLOYEES

        As of February 25, 2000, we employed 352 individuals. After the restructuring is completed in the first four months of 2000, we expect to employ approximately 276 individuals, of whom 87 hold advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of our employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS

        The executive officers of the Company and their ages as of February 29, 2000 are as follows:

STANLEY T. CROOKE, M.D., Ph.D....54
Chairman of the Board, President and Chief Executive Officer

        Dr. Crooke was a founder of the Company and has been its Chief Executive Officer and a director since January 1989 and has served as President since February 1999. He was elected Chairman of the Board in February 1991. Dr. Crooke previously served as President of the Company from January 1989 to May 1994. From 1980 until January 1989, Dr. Crooke was employed by SmithKline Beckman Corporation, a pharmaceutical company, most recently as President of Research and Development of SmithKline & French Laboratories. Dr. Crooke is a director of Valentis, Inc., Idun Pharmaceuticals, Inc., and SYNSORB Biotech, Inc., and EPIX Medical, Inc. He is also an adjunct professor of pharmacology at the Baylor College of Medicine and the University of California, San Diego.

B. LYNNE PARSHALL....44
Executive Vice President, Chief Financial Officer and Secretary

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

DEBBY JO BLANK, M.D....48
Executive Vice President

        Dr. Blank joined Isis in March 1999 as Executive Vice President. Prior to joining the Company, she was the President and Chief Operating Officer of Cypress Bioscience, Inc. from 1996 to 1999. She also held various senior management positions at Advanced Technology Laboratories, Syntex Laboratories, Inc., The DuPont Merck Pharmaceutical Company, and E.I. DuPont & Company.

C. FRANK BENNETT, Ph.D.....43
Vice President, Biology

        Dr. Bennett has served as Vice President, Biology since June 1995. From March 1993 to June 1995, he was Director, Molecular Pharmacology, and from May 1992 to March 1993, he was an Associate Director in the Molecular and Cellular Biology department. Prior to joining Isis in 1989, Dr. Bennett was employed by SmithKline and French Laboratories in various research positions.

DAVID J. ECKER, Ph.D.....45
Vice President & Managing Director, Ibis Therapeutics

        Dr. Ecker was a founder of the Company and has served as Vice President & Managing Director of Ibis Therapeutics, a division of Isis Pharmaceuticals, since June 1995. He served as Vice President, Biology from July 1993 to June 1995, as Executive Director, Molecular and Cellular Biology from February 1993 to July 1993, and as Director, Molecular and Cellular Biology from February 1989 to February 1993. From 1984 until February 1989, he was employed by SmithKline and French Laboratories in a variety of research positions.

PATRICIA LOWENSTAM....53
Vice President, Human Resources

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

OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS.

        We must conduct time-consuming, extensive and costly clinical trials, in compliance with U.S. Food and Drug Administration regulations, to show the safety and efficacy of each of our drug candidates, as well as the optimum dosage for each, before the FDA can approve a drug candidate for sale. We cannot guarantee that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our products under development. Delays in receiving these approvals, failure by us or our partners to receive these approvals at all or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        Significant additional trials may be required, and we may not be able to demonstrate that our drug candidates are safe or effective. We have only introduced one commercial product, Vitravene(TM). We cannot guarantee that any of our other product candidates will obtain required government approvals or that we can successfully commercialize any products. We expect to have ongoing discussions with the FDA and foreign regulatory agencies with respect to all of our drugs in clinical development.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS ARE NOT USED BY DOCTORS TO TREAT PATIENTS.

        We cannot guarantee that any of our products in development, if approved for marketing, will be used by doctors to treat patients. We currently have one product, Vitravene(TM), a treatment for CMV retinitis in AIDS patients, which addresses a small commercial market with significant competition. We delivered our first commercial shipment of Vitravene(TM) to our partner CIBA Vision in 1998, earning product revenue of $560,000. No commercial shipments of Vitravene(TM) were made in 1999, and no product revenue was earned.

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

        In late 1999, we completed a Phase III trial of ISIS 2302 in Crohn's disease. The data from that study did not demonstrate efficacy and did not support an NDA filing. This negative outcome was unexpected. In late 1998, the company conducted an interim analysis of the first 150 patients enrolled in the study. Based on the positive data from the interim analysis, the company believed that the 300 patient study was likely to support an NDA filing. This same result could occur with other products under development.

WE HAVE INCURRED LOSSES AND OUR BUSINESS WILL SUFFER IF WE FAIL TO ACHIEVE PROFITABILITY IN THE FUTURE.

        Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since Isis was founded in January 1989. As of December 31, 1999, our accumulated losses were approximately $257 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our current product revenues are derived solely from sales of Vitravene(TM). This product has limited sales potential relative to most pharmaceutical products. We expect to incur additional operating losses over the next several years, and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN TIMELY FUNDING.

        Based on our current operating plan, we believe that our available cash and existing sources of revenue and credit, together with the interest earned on those funds, will be adequate to satisfy our capital needs for at least three years. We expect that we will need substantial additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

        If we find that we do not have enough money, additional funds will need to be raised, including through public or private financing. Additional financing may not be available, or, if available, may not be on acceptable terms. If additional funds are raised by issuing equity securities, the shares of existing stockholders will be subject to further dilution and share prices may decline. If adequate funds are not available, we may be required to cut back on one or more of our research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others. These arrangements may require us to give up rights to certain of our technologies, product candidates or products.

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

        In 1998, we entered into an antisense oligonucleotide manufacturing collaboration with Avecia Life Science Molecules of Manchester, England pursuant to which Avecia LSM will supply a portion of our requirements of drugs for clinical trials. As of the date of this report, we have not yet received any supply of drugs under this arrangement, and we cannot guarantee that Avecia LSM will prove to be an acceptable alternative supplier.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROTECT OUR PATENTS OR OUR PROPRIETARY RIGHTS.

        Our success depends to a significant degree upon our ability to develop proprietary products. However, we cannot assure you that patents will be granted on any of our patent applications in the United States or in other countries. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could potentially be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS.

        To date, we have not experienced any patent or other intellectual property litigation. However, we cannot guarantee that we will not have to defend our intellectual property rights in the future. In the event of an intellectual property dispute, we may be forced to litigate or otherwise defend our intellectual property assets. Disputes could involve litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

        If a third party claimed an intellectual property right to technology we use, we might be forced to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to such intellectual property on favorable terms, if at all.

THE LOSS OF KEY PERSONNEL, OR THE INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL, COULD ADVERSELY AFFECT OUR BUSINESS.

        We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our management. The loss of our management and key scientific employees might slow the achievement of important research and development goals. It is also critical to our success to recruit and retain qualified scientific personnel to perform research and development work. We may not be able to attract and retain skilled and experienced scientific personnel on acceptable terms, because of stiff competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions.

OUR STOCK PRICE MAY CONTINUE TO BE HIGHLY VOLATILE.

        The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. During the last twelve months, the market price of our common stock has ranged from $4 per share to $39 per share. The market price can be affected by many factors, including, for example, fluctuation in our operating results, announcements of technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY PREVENT STOCKHOLDERS FROM RECEIVING A PREMIUM FOR THEIR SHARES.

        Our certificate of incorporation provides for classified terms for the members of the Board of Directors. Our certificate also includes a provision that requires at least 66-2/3% of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, 15% or more of our voting stockholders, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

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

ITEM 2. PROPERTIES

        We occupy approximately 170,000 square feet of laboratory and office space (including a 12,000 square foot GMP manufacturing suite) in five buildings located on our "campus" in Carlsbad, California. Three of these buildings are owned by Isis and, as of December 31, 1999, secure approximately $7.8 million in indebtedness of the Company. Two of the buildings are leased under lease agreements expiring in 2007 and 2010. We have also leased 1,600 sq. ft. of office space in the United Kingdom to accommodate employees supervising European clinical trials. We believe that our facilities will be adequate to meet our needs through 2000.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded publicly through the Nasdaq National Market under the symbol "ISIP." The following table presents quarterly information on the price range of the common stock. This information indicates the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                                  HIGH          LOW
                                                                --------        ------
1998
    First Quarter                                               $  16.06        $12.00
    Second Quarter                                              $  16.25        $11.63
    Third Quarter                                               $  16.00        $ 7.00
    Fourth Quarter                                              $  13.31        $ 8.88

1999
    First Quarter                                               $  15.25        $ 8.94
    Second Quarter                                              $  12.19        $ 9.25
    Third Quarter                                               $  13.81        $ 9.16
    Fourth Quarter                                              $  17.38        $ 3.88

        As of January 31, 2000, there were approximately 1,278 stockholders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the foreseeable future. Under the terms of certain term loans, we are restricted from paying cash dividends until the loans are fully repaid. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

        On April 20, 1999, in conjunction with the formation of the Orasense joint venture, Isis sold 120,150 shares of Isis' Series A Convertible Preferred Stock to Elan International Services for $12,015,000. In conjunction with this transaction, Isis also sold 910,844 shares of Isis' Common Stock to EIS for $15,000,000, and issued to EIS a warrant to purchase up to 215,000 shares of Isis' Common Stock at $24 per share. The term of the warrant is 5 years. We expect that the proceeds from the sale of these securities will be used for general corporate purposes, including, but not limited to, funding the research and development activities of the Orasense joint venture.

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

        At any time until June 30, 2002, the holders of Preferred Stock may exchange their Preferred Stock with Isis for common shares of Orasense held by Isis that represent 30.1% of the total outstanding capital stock of Orasense. The exchange right will terminate if the Preferred Stock is converted into Isis' Common Stock, unless such conversion occurs as a result of a liquidation or certain transactions involving a change of control of Isis.

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

        The issuance and sale of these securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof due to, among other things,
(i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to the investor, (iii) the fact that such person represented and warranted to Isis, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                              1999             1998             1997             1996             1995
                                            --------         --------         --------         --------         --------
STATEMENT OF OPERATIONS DATA:
Research and development revenues           $ 33,925         $ 38,611         $ 32,722         $ 22,663         $ 12,966
Research and development expenses             66,413           62,200           55,940           45,653           33,175
Net loss applicable to common stock          (59,645)         (42,983)         (31,066)         (26,521)         (23,712)
Basic and diluted net loss per share           (2.08)           (1.60)           (1.17)           (1.04)           (1.10)
Shares used in computing basic and
    diluted net loss per share                28,703           26,873           26,456           25,585           21,514

                                                                              DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                               1999              1998              1997              1996              1995
                                             ---------         ---------         ---------         ---------         ---------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                                $  52,839         $  58,848         $  86,786         $  77,624         $  77,407
Working capital                                 44,213            40,651            62,573            56,300            60,040
Total assets                                   103,107            96,074           117,881           101,305            99,569
Long-term debt and capital lease
  obligations, less current portion             87,254            77,724            56,452            19,864             4,714
Accumulated deficit                           (256,761)         (197,116)         (154,133)         (123,067)          (96,546)
Stockholders' equity (deficit)                     869            (4,186)           34,852            58,385            75,850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Since its inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. We are not yet profitable and expect to continue to have operating losses for the next several years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaboration agreements increases the amount of research and development activity that we are able to fund and offsets a portion of our research and development costs. See Item 1, "Business--Collaborative Agreements." In 1998, we received approval from the U.S. Food and Drug Administration ("FDA") to begin marketing our first product, Vitravene(TM), a drug used to treat CMV retinitis.

RESULTS OF OPERATIONS

        Years Ended December 31, 1999 and December 31, 1998

        Our revenue from collaborative research and development agreements was $33.9 million for the year ended December 31, 1999, compared with $38.6 million in 1998, a decrease of 12%. The decrease was principally due to $5.0 million of revenue recognized in 1998 from licensing certain patents. Revenue earned in 1999 from licensing patents was not significant. We delivered our first commercial shipment of Vitravene(TM) to our partner CIBA Vision in 1998, earning product revenue of $560,000. No commercial shipments of Vitravene(TM) were made in 1999, and no product revenue was earned.

        In April 1999, Isis and Elan Corporation formed a joint venture to develop a platform technology for the oral delivery of antisense drugs. The joint venture, Orasense Ltd. is a Bermuda limited company. While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of Orasense, but instead accounts for its investment in Orasense under the equity method of accounting. During 1999, Isis recognized $4.4 million in contract revenue for research and development activities performed for Orasense.

        Research and development expenses rose 7% to $66.4 million in 1999 from $62.2 million in 1998. The increase in research and development expenses occurred because compounds in preclinical and clinical development continued to advance into more expensive stages of development. We expect that research and development expenses will decrease from the 1999 levels as the company implements the restructuring plan announced in January 2000. Operating expenses in 1998 included a $5.2 million write-off of acquired patents. No similar expenses were incurred in 1999.

        General and administrative expenses were $10.6 million for 1999, compared with $9.5 million in 1998. This increase was primarily due to expanded business development and investor relations activities and support of our increasing research and development efforts. We expect that general and administrative expenses will decrease from the 1999 levels as the company implements its restructuring plan.

        Interest income declined to $2.5 million in 1999 from $4.2 million in 1998. This decrease was primarily due to lower levels of cash and short-term investments during 1999.

        Interest expense increased to $11.4 million in 1999, compared with $9.4 million in 1998. This increase in interest expense was due primarily to borrowing a total of $40 million in 1997 and 1998 under the terms of ten-year private debt financings. Under the terms of the private debt financing arrangements, payment of both principal and interest is deferred for the first five years. During the third and fourth quarters of 1999, the company also borrowed $2.3 million from Elan related to the Orasense joint venture. The terms of the Elan debt also provide that the payment of principal and interest is deferred for five years. Therefore, of the $11.4 million interest expense in 1999, $8.1 million was accrued under the long-term debt agreements and will not require current cash payment.

        Our net loss for 1999 was $59.6 million, or $2.08 per share, compared to $43.0 million, or $1.60 per share, for 1998. The 1999 loss included $7.2 million for Isis' equity in the loss of Orasense. Isis' loss from operations was $43.1 million in 1999, compared to $37.8 million in 1998. We expect that operating losses will be reduced from the 1999 level, as we implement our restructuring plan. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

                At December 31, 1999, our net operating loss carryforward for federal income tax purposes was approximately $246 million. The net operating loss and research credit carryforwards make up the majority of our deferred tax assets. We will only be able to use the net operating loss and research credits, and realize the benefit of these deferred tax assets, if we become profitable. We have fully reserved all of our deferred tax assets, as their realization is uncertain. Our research credit carryforward for federal income tax purposes was approximately $11 million. Our federal net operating loss and research credit carryforwards will begin expiring in 2004 unless previously utilized. Our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods, due to "change of ownership" provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and tax credit carryforwards. However, there may or may not be additional limitations arising from any future changes in ownership that may have a material adverse impact on Isis.

        We believe that inflation and changing prices have not had a material effect on our operations to date.

        Years Ended December 31, 1998 and December 31, 1997

        Our revenue from collaborative research and development agreements was $38.6 million in 1998 and $32.7 million in 1997, an increase of 18%. The receipt of $5 million from CpG ImmunoPharmaceuticals, Inc. for a license to certain issued patents together with $1.8 million in from a research collaboration with Merck contributed to this revenue increase. We delivered our first commercial shipment of Vitravene(TM) in 1998, earning product revenue of $0.6 million.

        Research and development expenses amounted to $62.2 million in 1998 and $55.9 million in 1997. This increase in research and development expenses resulted from Isis' growing preclinical and clinical development activities.

        Operating expenses also included $5.2 million related to the write-off of acquired patents.

        General and administrative expenses were $9.5 million in 1998, compared with $8.1 million in 1997. This increase was due to expanded business development and investor relations activities and support of our increasing research and development efforts.

        Interest expense increased to $9.4 million in 1998 from $3.6 million in 1997. This increase was due to borrowing a total of $40 million in the fourth quarter of 1997 and the second quarter of 1998. This borrowing was under the terms of ten-year private debt financings.

        Our net loss was $43.0 million, or $1.60 per share, in 1998 and $31.1 million, or $1.17 per share, in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations with revenue from contract research and development, by selling equity securities and by issuing long-term debt. From our inception through December 31, 1999, we have earned approximately $180 million in revenue from contract research and development. We have also raised net proceeds of approximately $250 million from the sale of equity securities since Isis was founded. We have borrowed approximately $72 million under long-term debt arrangements to finance a portion of our operations.

        As of December 31, 1999, we had cash, cash equivalents and short-term investments of $52.8 million and working capital of $44.2 million. In comparison, we had cash, cash equivalents and short-term investments of $58.8 million and working capital of $40.7 million as of December 31, 1998. This decrease in cash and short-term investments resulted from the funding of operating losses, investments in capital equipment and building improvements, investment in the Orasense Ltd. joint venture and principal payments on debt and capital lease obligations. This decrease was offset in part by the sale of $15 million of common stock and $12 million of convertible preferred stock to Elan Corporation in conjunction with the Orasense joint venture. Other sources of funding in 1999 included $37.3 million from our issuance of common stock and $3.2 million from long term debt financing.

        The agreement with Elan International Services Ltd. provides us with access to up to $18.4 million in convertible debt. This debt is to be used to support the Orasense joint venture collaboration. Restrictions on the availability of the debt facility are based on the anticipated collaboration costs and the amount of funds available to us. As of December 31, 1999, the outstanding balance under this line of credit was $2.3 million. See Note 3 to the Financial Statements, "Long-term obligations and commitments."

        In 1997 and 1998, we borrowed a total of $40 million in private transactions. The loans must be repaid on November 1, 2007, and bear interest at 14% per annum. No payments of either principal or interest are required during the first 5 years of the loans. After the first 5 years, interest must be paid quarterly until the end of the loans. No principal payments are required until November 1, 2007. In conjunction with this transaction, we issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with these financings expire on November 1, 2004. The warrants have been valued at a combined total of $5.4 million. This amount has been credited to stockholders' equity. Because interest is deferred during the first 5 years, the combined principal balance of both borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the unamortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at December 31, 1999 was $49,086,000. See Note 3 to the Financial Statements, "Long-term obligations and commitments".

        As of December 31, 1999, our long-term obligations (including current portion) totaled $91.1 million, compared to $81.3 million at December 31, 1998. This increase was due to the accrual of interest on the private debt financing together with the additional debt acquired during the year as described above. Additional capital lease financing to fund equipment acquisitions also contributed to the increase. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our business. We will continue to use lease lines as long as the terms continue to remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income, committed contract revenue and committed equity funding will be sufficient to meet our anticipated requirements for at least three years.

IMPACT OF YEAR 2000 COMPUTER ISSUES

        In 1998 and 1999 SEC filings, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $150,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain short-term investments. The Company invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, the Company believes that, while the securities the Company holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and supplementary data required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our definitive Proxy Statement (the "Proxy Statement") which will be filed on or before April 24, 2000 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2000 Annual Meeting of stockholders to be held on June 8, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

        The financial statements required by this item are submitted in a separate section beginning on page 36 of this Report.

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors                                          36

Balance Sheets at December 31, 1999 and 1998                                               37

Statements of Operations for the years ended December 31, 1999, 1998 and 1997              38

Statements of Stockholders' Equity (deficit) for the years ended December 31,
  1999, 1998 and 1997                                                                      39

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997              40

Notes to Financial Statements                                                              41

(A)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

        None required.

(A)(3) INDEX TO EXHIBITS

        See Index to Exhibits on pages 33 through 35.

The following management compensatory plans and arrangements are required to be filed as exhibits to this Report pursuant to Item 14(c):

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
10.2    --      Registrant's 1989 Stock Option Plan, as amended.(5)

10.3    --      Revised form of Incentive Stock Option Agreement under the 1989
                Stock Option Plan.(2)

10.4    --      Revised form of Supplemental Stock Option Agreement under
                the 1989 Stock Option Plan.(2)

10.5    --      Form of Incentive Stock Option Agreement dated January 1, 1995 under the 1989 Stock Option Plan entered into between Registrant and certain of its officers together with related schedule.(3)

10.6    --      Form of Supplemental Stock Option Agreement dated January 1,
                1995 under the 1989 Stock Option Plan entered into between
                Registrant and certain of its officers together with related schedule.(3)

10.7    --      Registrant's 1992 Non-Employee Directors Stock Option Plan, as
                amended.(2)

10.8    --      Revised form of Supplemental Stock Option Agreement under
                Registrant's 1992 Non-Employee Directors' Stock Option Plan.(4)

10.9    --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 1989 Stock Option Plan.

10.10   --      Form of Performance-Based Supplemental Stock Option Agreement
                dated January 6, 2000 under the 1989 Stock Option Plan entered into between Registrant and certain of its officers together with related schedule.

10.11   --      Registrant's 2000 Employee Stock Purchase Plan.

10.12   --      Form of Employee Assignment of Patent Rights.(1)

10.13   --      Registrant's 2000 Broad-Based Equity Incentive Stock Option
                Plan.

10.14   --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 2000 Broad-Based Equity Incentive Stock Option
                Plan.

10.15   --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 2000 Broad-Based Equity Incentive Stock Option
                Plan entered into between the Registrant and its directors.

10.16   --      Severance Agreement dated January 11, 2000 entered into between
                Registrant and its executive officers, together with related schedule.

        ----------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

        On January 28, 2000, the Registrant filed the following report on Form 8-K:

        Report dated January 14, 2000 which described the joint venture the Registrant entered into with Elan Corporation, plc. No financial statements were filed with this report on Form 8-K. Eight documents, including the Subscription, Joint Development and Operating Agreement, security and warrant purchase agreements and related license agreements (with certain confidential information deleted) were filed as exhibits to the report.

(c)     EXHIBITS

        The exhibits required by this Item are listed under Item 14(a)(3).

(d)     FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules required by this Item are listed under
        Item 14(a)(2).

                                   SIGNATURES

        Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2000.

                                    ISIS PHARMACEUTICALS, INC.

                                    By:  /s/ STANLEY T. CROOKE, M.D., Ph.D.
                                         ----------------------------------
                                         Stanley T. Crooke, M.D., Ph.D.
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal executive officer)

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

               SIGNATURES                      TITLE                                 DATE
               ----------                      -----                                 ----
/s/ STANLEY T. CROOKE, M.D., Ph.D.        Chairman of the Board,                March 27, 2000
----------------------------------        Chief Executive Officer and
    Stanley T. Crooke, M.D., Ph.D.        Director (Principal
                                          executive officer)


/s/  B. LYNNE PARSHALL                    Executive Vice President and          March 27, 2000
----------------------------------        Chief Financial Officer
     B. Lynne Parshall                    (Principal financial and
                                          accounting officer)


/s/ CHRISTOPHER F. O. GABRIELI            Director                              March 27, 2000
------------------------------
    Christopher F. O. Gabrieli



/s/ ALAN C. MENDELSON                     Director                              March 27, 2000
------------------------------
    Alan C. Mendelson

               SIGNATURES                      TITLE                                 DATE
               ----------                      -----                                 ----
/s/  WILLIAM R. MILLER                    Director                              March 27, 2000
------------------------------
     William R. Miller


/s/  MARK B. SKALETSKY                    Director                              March 27, 2000
------------------------------
     Mark B. Skaletsky


/s/  LARRY SOLL                           Director                              March 27, 2000
------------------------------
     Larry Soll


/s/  JOSEPH H. WENDER                     Director                              March 27, 2000
------------------------------
     Joseph H. Wender

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
3.1     --      Amended and Restated Certificate of Incorporation.(1)

3.2     --      Bylaws.(1)

4.1     --      Reference is made to Exhibits 3.1, 3.2 and 10.19.

4.2     --      Ciba-Geigy Investor Rights Agreement between the Registrant and
                Novartis AG, formerly Ciba-Geigy Limited("Novartis"), dated
                November 9, 1990.(1)

4.3     --      Voting Rights Agreement among the Registrant, Novartis and Dr.
                Crooke, dated November 9, 1990.(1)

4.4     --      Specimen stock certificate.(1)

9.1     --      Reference is made to Exhibit 4.4.

10.1    --      Form of Indemnification Agreement entered into between the
                Registrant and its Directors and officers with related
                schedule.(1)

10.2    --      Registrant's 1989 Stock Option Plan, as amended.(10)

10.3    --      Revised form of Incentive Stock Option Agreement under the 1989
                Stock Option Plan.(8)

10.4    --      Revised form of Supplemental Stock Option Agreement under
                the 1989 Stock Option Plan.(8)

10.5    --      Form of Incentive Stock Option Agreement dated January 1, 1995 under the 1989 Stock Option Plan entered into between Registrant and certain of its officers together with related schedule.(4)

10.6    --      Form of Supplemental Stock Option Agreement dated January 1,
                1995 under the 1989 Stock Option Plan entered into between
                Registrant and certain of its officers together with related schedule.(4)

10.7    --      Registrant's 1992 Non-Employee Directors Stock Option Plan, as
                amended.(8)

10.8    --      Revised form of Supplemental Stock Option Agreement under
                Registrant's 1992 Non-Employee Directors' Stock Option Plan.(9)

10.9    --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 1989 Stock Option Plan.

10.10   --      Form of Performance-Based Supplemental Stock Option Agreement
                dated January 6, 2000 under the 1989 Stock Option Plan entered into between Registrant and certain of its officers together with related schedule.

10.11   --      Registrant's 2000 Employee Stock Purchase Plan.

10.12   --      Form of Employee Assignment of Patent Rights.(1)

10.13   --      Registrant's 2000 Broad-Based Equity Incentive Stock Option
                Plan.

10.14   --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 2000 Broad-Based Equity Incentive Stock Option
                Plan.

10.15   --      Form of Supplemental Stock Option Agreement dated January 6,
                2000 under the 2000 Broad-Based Equity Incentive Stock Option
                Plan entered into between the Registrant and its directors.

10.16   --      Severance Agreement dated January 11, 2000 entered into between
                Registrant and its executive officers, together with related schedule.

10.17   --      Amended and Restated Research, Development and Licensing
                Agreement by and between Isis Pharmaceuticals, Inc. and Novartis
                AG dated February 13, 1996(with certain confidential information deleted).(7)

10.18   --      Stock Purchase Agreement between the Registrant and Boehringer
                Ingelheim International GmbH, dated as of July 18, 1995 (with certain confidential information deleted).(5)

10.19   --      Collaborative Agreement between the Registrant and Boehringer
                Ingelheim International GmbH, dated as of July 18, 1995 (with certain confidential information deleted).(6)

10.20   --      Agreement between Registrant and CIBA Vision Corporation dated
                July 10, 1997 (with certain confidential information
                deleted).(9)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.21   --      Amendment No. 2 to the Agreement between the Company and CIBA
                Vision Corporation, dated September 14, 1998 (with certain confidential information deleted).(12)

10.22   --      Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $6,000,000, together with the related Deed of
                Trust and Assignment of Rents dated March 24, 1997.(9)

10.23   --      Imperial Bank Note Secured by Deed of Trust dated March 24, 1997 in the amount of $3,706,620, together with the related Deed of
                Trust and Assignment of Rents dated March 24, 1997.(9)

10.24   --      Purchase Agreement for 14% Senior Subordinated Discount Notes
                due November 1, 2007 and Warrants for Common Stock dated October
                24, 1997 (with certain confidential information deleted).(10)

10.25   --      First Supplement to Purchase Agreement for 14% Senior
                Subordinated Discount Notes due November 1, 2007 and Warrants
                for Common Stock dated May 1, 1998 (with certain confidential information deleted).(11)

10.26   --      Asset Purchase Agreement between Registrant and Gen-Probe
                Incorporated dated December 19, 1997 (with certain confidential information deleted).(10)

10.27   --      Research Collaboration and License Agreement between Merck &
                Co., Inc. and the Registrant dated June 1, 1998 (with certain confidential information deleted).(11)

10.28   --      Research and Development Agreement between the Registrant and
                Zeneca Limited, dated December 18, 1998 (with certain
                confidential information deleted).(14)

10.29   --      Patent Rights Purchase Agreement between the Registrant and
                Gilead Sciences, Inc., dated December 18, 1998 (with certain confidential information deleted).(13)

10.30   --      Subscription, Joint Development and Operating Agreement, dated
                April 20, 1999 by and among Registrant, Elan Corporation, plc,
                Elan International Services, Ltd. and Orasense, Ltd. (with certain confidential information deleted); together with the related Securities Purchase Agreement, Convertible Promissory
                Note, Warrant to Purchase Shares of Common Stock, Registration
                Rights Agreements and License Agreements.(16)

10.31   --      Agreement dated August 31, 1999 between Boehringer Ingelheim
                International GmbH and Isis Pharmaceuticals, Inc.; together with related Amendment to the Stock Purchase Agreement.(17)

10.32   --      Subscription, Joint Development and Operating Agreement, dated
                January 14, 2000 by and among Registrant, Elan Corporation, plc,
                Elan International Services, Ltd. and HepaSense, Ltd. (with certain confidential information deleted); together with the related Securities Purchase Agreement, Convertible Promissory
                Note, Warrant to Purchase Shares of Common Stock, Registration
                Rights Agreements and License Agreements.(18)

23.1    --      Consent of Ernst & Young LLP, Independent Auditors.

24.1    --      Power of Attorney.  Reference is made to page 31.

27.1    --      Financial Data Schedule.

99.1    --      Form of Confidentiality Agreement.(15)

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

(13) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K (Amendment No. 2) for the year ended December 31, 1998 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-71911) or amendments thereto for the year ended December 31, 1998 and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's Report on Form 8-K dated April 20, 1999 and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Report on Form 8-K dated August 31, 1999 and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant's Report on Form 8-K dated January 28, 2000 and incorporated herein by reference.

REPORT OF ERNST & YOUNG  LLP, INDEPENDENT AUDITORS

The Board of Directors
Isis Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isis Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                          ERNST & YOUNG LLP


San Diego, California
January 28, 2000,
except for paragraph 3
of Note 8, as to which
the date is March 8, 2000

                           ISIS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                         1999              1998
                                                                      ---------         ---------
Current assets:
 Cash and cash equivalents                                            $  35,296         $  27,618
 Short-term investments                                                  17,543            31,230
 Contracts receivable                                                     5,429             3,466
 Prepaids and other current assets                                          929               873
                                                                      ---------         ---------
        Total current assets                                             59,197            63,187

Property, plant and equipment, net                                       23,945            21,542
Patent costs, net                                                        11,250             9,113
Investment in joint venture                                               6,991                --
Deposits and other assets                                                 1,724             2,232
                                                                      ---------         ---------
                                                                      $ 103,107         $  96,074
                                                                      =========         =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                                     $   3,148         $   2,977
 Accrued payroll and related expenses                                     1,215             3,088
 Accrued liabilities                                                      2,563             2,714
 Deferred contract revenues                                               4,166            10,176
 Current portion of long-term obligations                                 3,892             3,581
                                                                      ---------         ---------
  Total current liabilities                                              14,984            22,536

Long-term obligations, less current portion                              87,254            77,724

Commitments (See Note 3)

Stockholders' equity (deficit):
   Series A Convertible Exchangeable 5% Preferred stock,
      $.001 par value, 15,000,000 shares authorized,
      120,150 shares and no shares issued and
      outstanding at December 31, 1999 and 1998, respectively            12,315                --
  Accretion of Preferred stock dividend                                     120                --
  Common stock, $.001 par value; 50,000,000 shares authorized,
      31,613,000 shares and 27,053,000 shares issued and
      outstanding at December 31, 1999 and 1998, respectively                32                27
 Additional paid-in capital                                             245,192           192,737
 Accumulated other comprehensive income (loss)                              (29)              166
 Accumulated deficit                                                   (256,761)         (197,116)
                                                                      ---------         ---------
        Total stockholders' equity (deficit)                                869            (4,186)
                                                                      ---------         ---------
                                                                      $ 103,107         $  96,074
                                                                      =========         =========


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   1999             1998             1997
                                                 --------         --------         --------
Revenues:
 Research and development revenues
  under collaborative agreements                 $ 29,523         $ 38,611         $ 32,722
 Research and development revenues
   from joint venture                               4,402               --               --
 Product revenues                                      --              560               --
                                                 --------         --------         --------
                                                   33,925           39,171           32,722
                                                 --------         --------         --------
Expenses:
 Research and development                          66,413           62,200           55,940
 Write-off of acquired patents                         --            5,238               --
 General and administrative                        10,571            9,511            8,078
                                                 --------         --------         --------
      Total operating expenses                     76,984           76,949           64,018
                                                 --------         --------         --------

Loss from operations                              (43,059)         (37,778)         (31,296)
 Equity in loss of joint venture                   (7,242)              --               --
 Interest income                                    2,500            4,150            3,815
 Interest expense                                 (11,424)          (9,355)          (3,585)
                                                 --------         --------         --------
Net loss                                          (59,225)         (42,983)         (31,066)
 Accretion of dividend on preferred stock            (420)              --               --
                                                 --------         --------         --------
Net loss applicable to common stock              $(59,645)        $(42,983)        $(31,066)
                                                 ========         ========         ========

Basic and diluted net loss per share             $  (2.08)        $  (1.60)        $  (1.17)
                                                 ========         ========         ========

Shares used in computing basic and
  diluted net loss per share                       28,703           26,873           26,456
                                                 ========         ========         ========



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                       PREFERRED STOCK
                                          ----------------------------------------             COMMON STOCK
                                                           ACCRUED                       ------------------------
   DESCRIPTION                             SHARES           AMOUNT        DIVIDEND        SHARES          AMOUNT
   -----------                            ---------       ---------      ---------       ---------      ---------
Balance at December 31, 1996                     --       $      --      $      --          26,201      $      26

Comprehensive Income
   Net loss                                      --              --             --              --             --
   Changes in unrealized gains and
       (losses), net of income taxes             --              --             --              --             --
Comprehensive income (loss)

Options exercised and employee
   Stock purchase plan                           --              --             --             454              1
Issuances of warrants to purchase
   Common stock                                                                                 --             --
Compensation relating to the
   Granting of options                           --              --             --              --             --
                                          ---------       ---------      ---------       ---------      ---------
Balance at December 31, 1997                     --              --             --          26,655             27
                                          ---------       ---------      ---------       ---------      ---------

Comprehensive Income
   Net loss                                      --              --             --              --             --
   Change in unrealized gains and
     (losses), net of income taxes               --              --             --              --             --
Comprehensive income (loss)

Options exercised and employee
    Stock purchase plan                          --              --             --             398             --
Issuances of warrants to purchase
Common stock                                     --              --             --              --             --
                                          ---------       ---------      ---------       ---------      ---------
Balance at December 31, 1998                     --              --             --          27,053             27
                                          ---------       ---------      ---------       ---------      ---------
Comprehensive Income
   Net loss                                      --              --             --              --             --
   Change in unrealized gains and
       (losses), net of income taxes             --              --             --              --             --
Comprehensive income (loss)

Issuance of preferred stock                     120          12,015             --              --             --
Dividends accrued                                --              --            420              --             --
Conversion of preferred stock
    dividends                                    --             300           (300)             --             --
Issuances of common stock, net of
    repurchases and offering costs               --              --             --           3,974              4
Warrants exercised                               --              --             --             157             --
Options exercised and employee
    stock purchase plan                          --              --             --             429              1
Compensation relating to the
    granting of options                          --              --             --              --             --
                                          ---------       ---------      ---------       ---------      ---------
Balance at December 31, 1999                    120       $  12,315      $     120          31,613      $      32
                                          =========       =========      =========       =========      =========



                                                         ACCUMULATED
                                                            OTHER                          TOTAL
                                           PAID IN      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                           CAPITAL      INCOME/(LOSS)      DEFICIT        EQUITY
                                          ---------     -------------    -----------    -------------
Balance at December 31, 1996              $ 181,248      $     178       $(123,067)      $  58,385

Comprehensive Income
   Net loss                                      --             --         (31,066)        (31,066)
   Changes in unrealized gains and
       (losses), net of income taxes             --            (13)             --             (13)
                                                                                         ---------
Comprehensive income (loss)                                                                (31,079)
                                                                                         ---------
Options exercised and employee
   Stock purchase plan                        3,306             --              --           3,307
Issuances of warrants to purchase
   Common stock                               3,780             --              --           3,780
Compensation relating to the
   Granting of options                          459             --              --             459
                                          ---------      ---------       ---------       ---------
Balance at December 31, 1997                188,793            165        (154,133)         34,852
                                          ---------      ---------       ---------       ---------

Comprehensive Income
   Net loss                                      --             --         (42,983)        (42,983)
   Change in unrealized gains and
     (losses), net of income taxes               --              1              --               1
                                                                                         ---------
Comprehensive income (loss)                                                                (42,982)
                                                                                         ---------
Options exercised and employee
    Stock purchase plan                       2,298             --              --           2,298
Issuances of warrants to purchase
Common stock                                  1,646             --              --           1,646
                                          ---------      ---------       ---------       ---------
Balance at December 31, 1998                192,737            166        (197,116)         (4,186)
                                          ---------      ---------       ---------       ---------

Comprehensive Income
   Net loss                                      --             --         (59,645)        (59,645)
   Change in unrealized gains and
       (losses), net of income taxes             --           (195)             --            (195)
                                                                                         ---------
Comprehensive income (loss)                                                                (59,840)
                                                                                         ---------
Issuance of preferred stock                      --             --              --          12,015
Dividends accrued                                --             --              --             420
Conversion of preferred stock
    dividends                                    --             --              --              --
Issuances of common stock, net of
    repurchases and offering costs           49,051             --              --          49,055
Warrants exercised                               17             --              --              17
Options exercised and employee
    stock purchase plan                       3,250             --              --           3,251
Compensation relating to the
    granting of options                         137             --              --             137
                                          ---------      ---------       ---------       ---------
Balance at December 31, 1999              $ 245,192      $     (29)      $(256,761)      $     869
                                          =========      =========       =========       =========


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                              1999           1998           1997
                                                                            --------       --------       --------
Operating activities:
 Net loss                                                                   $(59,225)      $(42,983)      $(31,066)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                                               5,196          4,258          3,178
   Deferred interest on long term debt                                         8,077          6,112            654
   Equity in losses of joint venture                                           7,242             --             --
   Write-off of acquired patents                                                  --          5,238             --
   Compensation expense related to grant of options                              137             --            459
   Changes in operating assets and liabilities:
      Contracts receivable                                                    (1,963)        (3,177)          (289)
      Prepaids and other current assets                                          (56)         1,202           (343)
     Accounts payable                                                            171            134            481
     Accrued payroll and related expenses                                     (1,873)           846            753
     Accrued liabilities                                                         (60)        (1,633)         1,584
     Deferred contract revenues                                               (6,010)        (4,717)         4,689
                                                                            --------       --------       --------
    Net cash used in operating activities                                    (48,364)       (34,720)       (19,900)
                                                                            --------       --------       --------
Investing activities:
 Short-term investments                                                       13,492         17,455         (8,155)
 Property, plant and equipment                                                (4,791)        (4,434)        (3,454)
 Patent costs                                                                 (2,642)        (3,882)        (1,455)
 Investment in joint venture                                                 (14,233)            --             --
 Deposits and other assets                                                       276            (30)        (2,098)
                                                                            --------       --------       --------
    Net cash provided by (used in) investing activities                       (7,898)         9,109        (15,162)
                                                                            --------       --------       --------
Financing activities:
 Net proceeds from issuance of equity                                         64,338          3,944          7,087
 Proceeds from long-term borrowing                                             3,233         13,354         32,666
 Principal payments on debt and capital lease obligations                     (3,631)        (2,171)        (3,671)
                                                                            --------       --------       --------
    Net cash provided by financing activities                                 63,940         15,127         36,082
                                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           7,678        (10,484)         1,020
Cash and cash equivalents at beginning of year                                27,618         38,102         37,082
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $ 35,296       $ 27,618       $ 38,102
                                                                            ========       ========       ========

Supplemental disclosures of cash flow information:
 Interest paid                                                              $  2,402       $  3,191       $  2,644
Supplemental disclosures of non-cash investing and
  financing activities:
 Additions to debt and capital lease obligations for
     acquisitions of property, plant and equipment                          $  2,071       $  2,068       $  2,953
 Additions to debt for patent acquisitions                                  $     --       $  3,238       $     --
 Conversion of preferred stock dividends into
     preferred stock                                                        $    300       $     --       $     --



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

        Basic net loss per share--Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share includes the dilutive effects of options, warrants and convertible securities. Options and warrants to purchase common stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

        Contract revenues and expenses--Contract revenues consist of non-refundable research and development funding and are recorded as earned based on the performance requirements of the collaborative research and development contracts. Contract fees for which no further performance obligations exist are recognized when the payments are received or when the collection is assured. Payments received in excess of amounts earned are recorded as deferred contract revenues. Research and development costs are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, costs and expenses of approximately $26,000,000, $35,000,000 and $31,000,000, respectively, were related to collaborative research and development arrangements.

        Revenue recognition--Isis recognizes revenue from product sales at the time of shipment. An estimate is made of the amount of the product that may be returned and current period sales are reduced accordingly. License fees consist of non-refundable fees from the sale of license rights to our proprietary technologies. Revenue from these fees is recorded when no further performance obligations exist in accordance with Staff Accounting Bulletin No. 101.

        Cash equivalents and short-term investments--Cash equivalents and short-term investments consist of highly liquid debt instruments. Isis considers instruments with original maturities of less than 90 days to be cash equivalents. Isis has recorded its cash equivalents and short-term investments at fair market value as of December 31, 1999, and has classified all of its investments as available-for-sale. Unrealized gains and losses, net of the related tax effect, are included in accumulated other comprehensive income
(loss), a separate component of stockholders' equity (deficit). See Note 2 - Investments.

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999


        Property, plant and equipment--Property, plant and equipment is stated at cost and consists of the following (in thousands):

                                                   DECEMBER 31,
                                             -----------------------
                                               1999           1998
                                             --------       --------
Land                                         $  1,163       $  1,163
Buildings and improvements                     16,911         16,084
Equipment                                      31,075         25,324
Furniture and fixtures                          1,510          1,227
                                             --------       --------
                                               50,659         43,798
Less accumulated depreciation                 (26,714)       (22,256)
                                             --------       --------
                                             $ 23,945       $ 21,542
                                             ========       ========

Depreciation of property, plant and equipment is provided on the straight-line method over estimated useful lives as follows:

Building                                        31.5 years
Improvements                                    15 years
Equipment                                       2.5-5 years
Furniture and fixtures                          5 years

        Patent costs--Isis capitalizes certain costs related to patent applications, principally consisting of legal and filing fees. These costs are regularly reviewed to determine that they include costs for patent applications Isis is pursuing. Costs related to applications that are not being actively pursued are evaluated under Accounting Principles Board Statement 17: Intangible Assets and are adjusted to an appropriate amortization period, which results in an immediate write-off. Accumulated patent costs are amortized on a straight-line basis over their estimated economic lives of approximately 10 years, beginning with the date the patents are issued. The weighted average remaining life of issued patents was 7.6 years at December 31, 1999 and 8.2 years for December 31, 1998. Accumulated amortization was $999,000 at December 31, 1999 and $493,000 at December 31, 1998.

        Investment in joint venture--On April 20, 1999, Isis and Elan Corporation, plc formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, Orasense, Ltd., a Bermuda limited company, is initially owned 80.1% by Isis and 19.9% by Elan. While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis accounts for its investment in Orasense under the equity method of accounting.

        Long-lived assets-- Long-lived assets are reviewed for potential impairment annually or when events and circumstances warrant an earlier review. When an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to fair market value is required.

        Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive income (loss)--Statement of Financial Accounting Standards
(FAS) 130, "Reporting Comprehensive Income" requires Isis to display comprehensive income (loss) and its components as part of Isis' full set of financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). Specifically, FAS 130 requires unrealized holding gains and losses on Isis' available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 have been reflected in the Consolidated Statement of Stockholders' Equity (Deficit).

        Reclassification--Certain prior period amounts have been reclassified to conform to current presentation.

2. INVESTMENTS

        Isis invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. Isis has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Isis has not experienced any losses on its short-term investments. As of December 31, 1999, 75% of the debt securities held by Isis had a contractual maturity of one year or less, and the remaining 25% of the portfolio was due within 2.5 years.

        The following is a summary of Isis' short-term investments, accounted for as available-for-sale securities:

                                                     AVAILABLE-FOR-SALE SECURITIES
                                             -----------------------------------------------
                                                                GROSS
                                                              UNREALIZED           ESTIMATED
                                               COST         GAINS (LOSSES)        FAIR VALUE
                                             -------        --------------        ----------
DECEMBER 31, 1999                                           (in thousands)
U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                  $ 7,311            ($   29)            $ 7,282
U.S. corporate debt securities                10,261                 (0)             10,261
                                             -------            -------             -------
   Total debt securities                     $17,572            ($   29)            $17,543
                                             =======            =======             =======

DECEMBER 31, 1998
U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                  $20,700            $    86             $20,786
U.S. corporate debt securities                10,364                 80              10,444
                                             -------            -------             -------
   Total debt securities                     $31,064            $   166             $31,230
                                             =======            =======             =======

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999


3. LONG-TERM OBLIGATIONS AND COMMITMENTS

        Between 1997 and 1998, Isis obtained a total of $40,060,000 in private debt financing. The terms of the financing provide for a 10 year maturity on the debt, interest of 14% per annum and deferred interest payments for the first 5 years of the loan. After the first 5 years, interest must be paid quarterly until the end of the loan, November 1, 2007. No principal repayments are required until the end of the loan. Because interest is deferred during the first 5 years, the principal balance will be $78 million on November 1, 2002. In conjunction with the debt financing, Isis issued warrants to the lender to purchase shares of common stock, exercisable at $25 per share. Isis issued warrants for a total of 800,000 common shares. The fair value of the warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: expected life of 4.5 years, expected dividend yield of zero percent and expected volatility of 60 percent. The assumed risk free interest rate was 5.9%. A total fair value of $5,426,000 was calculated for the warrants and was credited to equity. The allocation of value to the warrants creates an effective debt discount which is amortized using the effective interest method. The effective interest rate of this debt is approximately 16%, including the effect of the discount amortization. The debt is carried on the balance sheet net of the unamortized amount allocated to the warrants, and including accrued interest. The carrying amount at December 31, 1999 was $49,086,000. The fair value of this debt at December 31, 1999 approximated $52,000,000. The fair value of the long-term debt is estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements.

        In 1997, Isis obtained 2 new term loans from a bank to refinance existing notes secured by real property and to fund facilities expansion. Both notes are secured by Isis' real property and bear interest at the prime interest rate plus 0.5%. The first note in the amount of $3,707,000 requires monthly principal repayments of $12,433 plus interest with the remaining principal balance due in April 2002. The balance of the note at December 31, 1999 was $3,290,000. The second note in the amount of $6,000,000 requires monthly principal repayments of $50,000 plus related interest with the remaining principal balance due in July 2002. The balance at December 31, 1999 was $4,500,000. As of December 31, 1999, the carrying value of these variable rate long-term notes approximated fair value.

        In 1996 and 1997, Isis borrowed a total of $22,576,000 under a $40,000,000 line of credit made available under the terms of its collaborative agreement with Boehringer Ingelheim International GmbH. The borrowed funds were used to fund research and development costs associated with the collaboration. Borrowings under the line of credit bear interest at the 7 year U.S. interbanking rate plus 2.0%, determined at the time each advance was made. Interest payments are due twice each year with principal repayment due 7 years after the advance date. The principal may be repaid in cash or stock, at Isis' option. If Isis elects to repay the loan in shares of Isis common stock, repayment will be made at a share price equal to 90% of the average market value over the 20 trading days preceding the maturity date. The balance under this line of credit as of December 31, 1999 was $22,576,000, which approximated fair value.

        In December 1998, Isis purchased from Gilead Sciences, Inc., the holdings of its antisense patent estate. This acquisition includes patents and patent applications covering a broad proprietary suite of antisense chemistry and antisense drug delivery systems. The purchase price was $6,000,000 payable in four installments over three years. The first payment for $2,000,000 was paid in December 1998 and an additional $1,000,000 was paid in December 1999. Isis has recorded the net present value of the future

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

payments, using a discount rate of 10%, as a long-term obligation on the balance sheet. The balance of this obligation at December 31, 1999 was $2,568,000, which approximated fair value.

        Between September and November 1999, Isis borrowed a total of $2,213,000 under a $18,400,000 debt facility made available under the terms of its joint venture with Elan Corporation, plc. The borrowed funds were used to fund research and development costs associated with the joint venture. The terms of the financing provide for a 6 year maturity on the debt, with interest at 12% per annum, compounded semi-annually. No principal or interest payments are required until the end of the loan. Because interest is deferred during the first 5 years, the principal balance will be $4.2 million on April 19, 2005. The principal may be repaid in cash or stock, at Isis' option. If Isis elects to repay the loan in shares of Isis common stock, repayment will be made at a share price equal to the average market value over the 60 trading days ending two business days prior to the maturity date. The balance under this borrowing facility as of December 31, 1999 was $2,284,000, which approximated fair value.

        In September 1999, Isis borrowed $1,019,000 from Abbott Laboratories to be used by Isis as its contribution toward costs associated with Abbott's design and construction of a facility for commercial scale manufacturing of oligonucleotides. The terms of the financing provide for a 2 year maturity on the debt, with an annual interest rate of 2% over the Citibank prime rate calculated at the date of borrowing and reset annually. Interest is payable annually. The principal, which is due at maturity, can be paid in cash, stock based on 100% of the average closing price for the 20 trading days preceding loan maturity, or through increasing the price Isis would pay for the oligonucleotides produced by Abbott until the loan is repaid. The balance under this borrowing facility as of December 31, 1999 was $1,019,000, which approximated fair value.

        Isis leases equipment and certain office and lab space under non-cancelable operating and capital leases with terms through February 2007. Annual future minimum payments under operating leases and other long-term obligations as of December 31, 1999 are as follows (in thousands):

                                                OPERATING         CAPITAL          CONTRACT          LONG-TERM
                                                  LEASES          LEASES          OBLIGATIONS          DEBT
                                                ---------        ---------        -----------        ---------
2000                                            $   1,930        $   2,638         $   1,000         $   3,427
2001                                                2,023            2,226             2,000             3,364
2002                                                1,824            1,191                               9,611
2003                                                1,772              516                              28,955
2004                                                1,594                                               17,592
Thereafter                                          6,070                                              148,981
                                                ---------        ---------         ---------         ---------
Total minimum payments                          $  15,213        $   6,571         $   3,000           211,930
                                                =========
Less amount representing interest                                     (750)             (432)         (129,173)
                                                                 ---------         ---------         ---------
Present value of future minimum payments                             5,821             2,568            82,757
Less current portion                                                (2,230)             (913)             (749)
                                                                 ---------         ---------         ---------
Total                                                            $   3,591         $   1,655         $  82,008
                                                                 =========         =========         =========

        Rent expense for the years ended December 31, 1999, 1998, and 1997 was $1,736,000, $1,760,000 and $1,431,000, respectively. Cost of equipment under capital leases at December 31, 1999 and 1998 was $8,394,000 and $7,101,000, respectively. Accumulated depreciation of equipment under capital leases at December 31, 1999 and 1998 was $4,633,000 and $3,140,000, respectively.

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

4. STOCKHOLDERS' EQUITY

        Stock Option Plans and Other Employee Option Grants--In June 1989, Isis adopted a stock option plan which provides for the issuance of incentive and non-qualified stock options for the purchase of up to 10,200,000 shares of common stock to its employees and certain other individuals. In addition to the options issued under the terms of the 1989 plan, non-qualified options to purchase 319,000 shares of common stock have been granted to certain employees. The plan also includes provisions for the issuance of stock pursuant to restricted stock purchases and bonuses. Typically options expire 10 years from the date of grant. Options granted after December 31, 1995 vest over a 4 year period, with 25% exercisable at the end of 1 year from the date of the grant and the balance vesting ratably thereafter. Options granted before January 1, 1996 generally vest over a 5 year period. At December 31, 1999, a total of 5,127,000 shares were exercisable, and 945,000 were available for future grant.

        In July 1992, Isis adopted the 1992 Non-Employee Directors' Stock Option Plan which provides for the issuance of non-qualified stock options for the purchase of up to 300,000 shares of common stock to its non-employee directors. Options under this plan expire 10 years from the date of grant. Options granted after December 31, 1995 become exercisable in 4 equal annual installments beginning 1 year after the date of grant. Options granted before January 1, 1996 vest over a 5 year period. At December 31, 1999, 163,000 shares issued under this plan were exercisable and 60,000 Shares were available for future grant.

        The following table summarizes stock option activity for the years ended December 31, 1997 through December 31, 1999 (in thousands, except per share data):

                                        NUMBER OF                                WEIGHTED AVG
                                         SHARES      PRICE PER SHARE              PRICE/SHARE
                                        ---------   -----------------            ------------
Outstanding at December 31, 1996          6,093     $  .14 to $20.00              $    8.48
Granted                                   1,071      13.19 to  19.88
Exercised                                  (395)       .14 to  16.00
Terminated                                 (327)      3.75 to  18.25
                                         ------
Outstanding at December 31, 1997          6,442        .14 to  20.00                   9.80
Granted                                   1,168       7.06 to  15.44
Exercised                                  (320)       .14 to  14.50
Terminated                                 (304)      3.75 to  20.00
                                         ------
Outstanding at December 31, 1998          6,986        .14 to  19.88                  10.27
Granted                                   1,539       4.00 to  18.00
Exercised                                  (333)       .14 to  14.50
Terminated                                 (490)      3.88 to  19.75
                                         ------
Outstanding at December 31, 1999          7,702        .43 to  19.88                  10.68
                                         ======

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

        The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    ----------------------------------------------   ------------------------
                                         WEIGHTED
                                         AVERAGE                                    WEIGHTED
                         NUMBER         REMAINING     WEIGHTED           NUMBER      AVERAGE
   RANGE OF           OUTSTANDING      CONTRACTUAL     AVERAGE        EXERCISABLE    EXERCISE
EXERCISE PRICE      AS OF 12/31/99         LIFE     EXERCISE PRICE   AS OF 12/31/99    PRICE
--------------      --------------     -----------  --------------   -------------- ---------
                                                                                    <C
$ 0.43 - $ 5.38             881            4.16         $ 3.76             870        $ 3.75
$ 5.50 - $ 6.75           1,091            3.51         $ 6.28           1,088        $ 6.28
$ 6.81 - $ 9.75             942            3.41         $ 8.49             855        $ 8.40
$ 9.88 - $12.00             992            8.14         $10.92             298        $11.14
$12.06 - $12.75             970            7.08         $12.36             575        $12.37
$12.81 - $13.13           1,362            7.51         $13.02             620        $13.12
$13.18 - $17.75             873            6.83         $14.68             534        $14.81
$17.88 - $19.88             591            6.72         $18.11             450        $18.11
                          -----                                          -----
$ 0.43 - $19.88           7,702            5.95         $10.68           5,290         $9.81
                          =====                                          =====

        Employee Stock Purchase Plan--In 1991, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The plan permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of the offer or the end of each six-month purchase period. During 1999, 96,000 shares were issued to employees at prices ranging from $8.71 to $10.73 per share. At December 31, 1999, 45,000 shares were available for purchase under this plan.

        Stock-Based Employee Compensation--Isis has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense been determined consistent with Statement No. 123, Isis' net loss and basic net loss per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                                 1999               1998               1997
                                              ----------         ----------         ----------
Net loss - as reported                        $  (59,645)        $  (42,983)        $  (31,066)
Net loss - pro forma                             (69,446)           (49,761)           (38,004)

Basic net loss per share - as reported        $    (2.08)        $    (1.60)        $    (1.17)
Basic net loss per share - pro forma               (2.42)             (1.85)             (1.44)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: expected life of 1 year from vesting date for regular employees, 2 years from vesting date for Directors and Vice Presidents, and 4 years from vesting date for Executive Officers; expected dividend yield of zero percent and expected volatility of 60 percent. The risk - free interest rate was based on the Treasury Bill rate at the end of each year

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

during 1997, 1998 and 1999. The weighted average risk free interest rates for 1997, 1998 and 1999 were 5.7%, 4.6%, and 6.2%, respectively. All options granted during the year were valued using the same risk-free rate for the year. The weighted average fair value of options granted was $8.50 for 1997, $5.98 for 1998 and $6.41 for 1999.

        Warrants -- In 1997 and 1998, Isis issued 500,000 and 300,000 warrants, respectively, in conjunction with a private debt financing agreement. As of December 31, 1999, all of the warrants remain outstanding at an exercise price of $25 per share. The warrants expire November 1, 2004. See Note 3.

        In 1999, Isis issued 215,000 warrants to Elan International Services, Ltd. as part of the joint venture collaboration between Isis and Elan. As of December 31, 1999, all of the warrants remain outstanding at an exercise price of $24 per share. The warrants expire April 19, 2004.

        As of December 31, 1999, total common shares reserved for future issuance was 9,722,000.

5. INCOME TAXES

        Significant components of Isis' deferred tax assets as of December 31, 1999 and 1998 are shown below. Valuation allowances of $113,814,000 and $90,931,000 have been recognized for 1999 and 1998, respectively, to offset the net deferred tax assets as realization of such assets is uncertain.

                                                                  1999                  1998
                                                             -------------         -------------
Deferred tax assets:
          Capitalized research expense                       $   9,800,000         $   8,320,000
          Net operating loss carryforwards                      87,990,000            69,661,000
          Research and development credits                      13,910,000            10,849,000
          Other, net                                             6,404,000             5,314,000
                                                             -------------         -------------
          Total deferred tax assets                            118,104,000            94,144,000

Deferred tax liabilities:
          Patent expense                                        (4,290,000)           (3,213,000)
                                                             -------------         -------------
          Total deferred tax liabilities                        (4,290,000)           (3,213,000)

          Total net deferred tax assets                        113,814,000            90,931,000
          Valuation allowance for deferred tax assets         (113,814,000)          (90,931,000)
                                                             -------------         -------------
          Net deferred tax assets                            $           0         $           0
                                                             -------------         -------------

        At December 31, 1999, approximately $5,114,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

        At December 31, 1999, Isis had federal and California tax net operating loss carryforwards of approximately $245,904,000 and $33,451,000, respectively. Isis also had federal and California research credit carryforwards of approximately $10,678,000 and $4,970,000, respectively. The difference between the tax loss carryforwards for federal and California purposes was attributable to the capitalization of research and development expenses for California tax purposes and a required 50% limitation in the utilization of California loss carryforwards. The federal tax loss carryforward and the research credit carryforwards will begin expiring

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

in 2004 unless previously utilized. Approximately $198,000 of the California tax loss carryforward expired during 1999 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss carryforward will begin expiring in 2000, unless utilized.

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

6. RESEARCH AND DEVELOPMENT COLLABORATIVE ARRANGEMENTS AND LICENSING AGREEMENTS

        In 1990, Isis entered into a collaborative agreement with Novartis to discover and investigate oligonucleotide compounds active against specific targets. In 1996, Isis and Novartis signed a definitive agreement broadening the companies' antisense research and development collaboration to include the development of ISIS 3521 and ISIS 5132, anticancer compounds that were discovered through the research collaboration. The broadened collaboration also included research to discover additional therapeutic compounds. Under the terms of the expanded collaboration, Novartis funded the development of both ISIS 3521 and ISIS 5132. During 1999, Novartis concluded its participation in the development of ISIS 3521 and ISIS 5132. Included in the statement of operations for the years ended December 31, 1999, 1998 and 1997 are contract revenues arising from this collaboration totaling $7,527,000, $15,641,000 and $21,106,000, respectively.

        In July 1997, Isis and CIBA Vision Corporation entered into an agreement granting CIBA Vision exclusive worldwide distribution rights for Vitravene(TM) (fomivirsen). Under the terms of the agreement, Isis will manufacture and sell Vitravene(TM) to CIBA Vision at a price that will allow Isis and CIBA Vision to share the commercial value of the product. CIBA Vision will market and sell Vitravene(TM) worldwide and will be responsible for regulatory approvals outside of the United States and Europe. Additionally, CIBA Vision received the option to acquire the exclusive license to market and distribute a second generation antisense compound to treat CMV retinitis (ISIS 13312) which Isis is currently developing. At the inception of the agreement, CIBA Vision paid us a $5 million non-refundable pre-commercial fee to partially reimburse Isis for the costs incurred in discovering and developing Vitravene(TM) to that point. That payment was recognized as revenue in 1997 and included in the statement of operations as contract revenue. In August 1998, the FDA approved Vitravene(TM) for marketing, and in the fourth quarter of the year CIBA Vision began selling Vitravene(TM) commercially. Isis delivered its first commercial shipment of Vitravene(TM) to CIBA Vision in the third quarter of 1998 and recorded $560,000 in net product revenues. Isis did not recognize any revenue during 1999 for sales of Vitravene(TM) but expects to recognize modest revenues early in 2000. Under the CIBA Vision agreement, Isis received a $2,500,000 milestone payment in 1999 and earned contract revenue of $7,500,000 in 1998 and $5,000,000 (which represents the pre-commercial fee described above) in 1997.

        In July 1995, Isis and Boehringer Ingelheim International GmbH signed definitive agreements and completed the formation of a major collaboration in cell adhesion drug design, discovery, development and commercialization. Boehringer Ingelheim purchased 2,000,000 shares of common stock for $28,500,000 in cash plus certain license rights. Of the $28,500,000, $21,300,000 was accounted for as equity and $7,200,000 was accounted for as deferred revenue, representing Boehringer Ingelheim's advance payment of research and

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

development costs under the collaboration. In December 1996, coinciding with the achievement of a milestone, Boehringer Ingelheim purchased 409,000 shares of common stock for $10,000,000. Of that total, $6,000,000 was accounted for as equity and $4,000,000 as deferred revenue. In September 1999 we announced that we had reacquired full rights to ISIS 2302 from Boehringer Ingelheim. Boehringer Ingelheim and Isis provided equal funding for the combined research and development program. Boehringer Ingelheim had also provided Isis with a line of credit to be used in support of the combined programs. As of December 31, 1999, the outstanding balance under this line of credit was $22,576,000. Since we have reacquired the rights to ISIS 2302, there will be no further draws against this line. The statement of operations for the years ended December 31, 1999, 1998 and 1997 reflects contract revenues of $6,974,000, $6,544,000 and $5,603,000, respectively, from this collaboration.

        In June 1998, Isis entered into a research collaboration with Merck & Co. to discover small molecule drug candidates to treat patients infected with Hepatitis C virus ("HCV"). Isis and Merck will design, synthesize, and evaluate novel compounds that Merck will screen in its proprietary assays for identifying HCV replication inhibitors. Merck will commercialize drugs arising from the collaboration, and Isis retains the right to use technology developed in the collaboration in our antisense program. The three year collaboration provides us with annual research support plus technology access fees, and milestone payments and royalties upon commercialization. The statement of operations for the years ended December 31, 1999 and 1998, reflects contract revenues of $3,500,000 and $3,875,000, respectively, from Merck under the terms of this agreement.

        In August 1998, Isis granted an exclusive license to our patents covering immune stimulation by phosphorothioate oligonucleotides to CpG ImmunoPharmaceuticals, Inc. The agreement grants exclusive worldwide rights to the methods and applications covered by issued U.S. Patents No. 5,663,153; No. 5,723,335; and related patent applications, not including claims for antisense therapeutics. Under the terms of the agreement, Isis received $5 million in 1998 and a 5% equity position in CpG ImmunoPharmaceuticals, Inc. Isis will also receive a portion of any sublicensing revenue relating to the technology. In 1998, Isis recorded revenue for the $5 million licensing fee, as there are no further performance obligations. Isis did not record revenue for the value of the 5% equity position, since realization of this asset is uncertain.

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

        In December 1998, Isis purchased from Gilead Sciences, Inc. the holdings of its antisense patent estate. This acquisition includes patents and patent applications covering a broad proprietary suite of antisense chemistry and antisense drug delivery systems. The purchase price was $6,000,000 payable in four installments over three years. Isis made the initial $2,000,000 payment in December 1998 and a second payment of $1,000,000 in December 1999. Isis has recorded the net present value of the future payments as a long-term obligation on the balance sheet. The balance of this obligation as of December 31, 1999 and December 31, 1998 was $2,568,000 and $3,238,000, respectively. Isis acquired the Gilead patents to enhance its dominant proprietary position in antisense technology. Isis also believes that the acquisition of the Gilead patents may reduce the risk of possible future patent infringement claims. Effort will be required by Isis' scientists to determine if the acquired patents can be developed into potentially viable products. The scope of the effort to be invested by Isis' scientists is within the bounds of its existing research and development budgets. Because Isis scientists are just beginning to work with the Gilead patents and there is no assurance that research and development efforts related to these patents will be successful, Isis wrote off the acquired patents in 1998.

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

        In December 1998, Isis entered into a collaborative research agreement with AstraZeneca Pharmaceuticals to discover, develop and commercialize novel antisense-based cancer drugs. Under the terms of this collaboration, Isis will create and, with AstraZeneca, screen antisense-based candidates for certain cancer targets. The agreement specifies that Isis will receive from AstraZeneca at least $7 million for a technology access fee and annual research funding during the first two years of the collaboration. Isis estimates that it may potentially receive more than $40 million from this collaboration, including a technology access fee, annual research funding, and milestone payments for drugs progressing into clinical development. Isis will receive royalties on the sales of any marketed drug arising out of the collaboration. The initial term of the research collaboration is three years. In December 1998, AstraZeneca paid $2,000,000 in technology access fees which was accounted for as deferred revenue. The statement of operations for the year ended December 31, 1999 reflects contract revenues of $3,420,000 from AstraZeneca under the terms of this agreement.

        Also in December 1998, Isis entered into a research collaboration with Abbott Laboratories, Inc. to prioritize drug development targets using Isis' Antisense Target Validation Technology. The collaboration will enable Abbott to validate numerous gene targets, identify the function of these genes and prioritize the targets. Isis received from Abbott an upfront fee, and will receive quarterly research fees, milestone payments and royalties on net sales of any Abbott non-antisense product arising from the collaboration. Isis will receive rights to Abbott genes to develop antisense drugs. The initial term of the research collaboration is two years. In December 1998, Isis received an initial payment of $250,000 which was accounted for as deferred revenue. The statement of operations for the year ended December 31, 1999 reflects contract revenues of $1,250,000 from Abbott under the terms of this agreement.

        In April 1999, Isis and Elan Corporation, plc formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, Orasense, Ltd. is a Bermuda limited company which is currently owned 80.1% by Isis and 19.9% by Elan. Isis and Elan each contributed rights to certain oral drug delivery technology to the joint venture. In addition, Isis contributed rights to a proprietary oligonucleotide, which will be the first candidate for oral formulation by Orasense. Isis and Elan will provide development and manufacturing services to Orasense and will be entitled to royalties on milestone payments and royalties received by Orasense for development of orally formulated oligonucleotide drugs. If Isis enters into an agreement with Orasense for oral formulation of any Isis oligonucleotide drug, Isis will pay Orasense royalties and a portion of certain third party milestone payments with respect to the drug. In April 1999, Isis contributed $12,015,000 to Orasense as the purchase price for 9,612 shares of Orasense common stock. During the year, Elan purchased convertible debt from Isis in the amount of $2,213,000, which Isis used to provide additional development funding to Orasense. For the year ended December 31, 1999, Isis recorded $4,402,000 in revenue from Orasense, and recorded $7,242,000 as equity in the net loss of Orasense.

        In September 1999, Isis entered into a collaboration with Aventis S.A. (formerly Rhone-Poulenc Rorer) under which Isis will use its prorietary Antisense Target Validation technology to assess genes identified within Aventis' genomics programs. This collaboration will enable Aventis to determine the function and therapeutic value of numerous novel gene targets and use this information about gene function to develop pharmaceutical products. It also will provide Isis with valuable information on these targets to assist in the development of novel antisense drugs. The agreement specifies that Isis will receive from Aventis a commitment fee, as well as success and proof of concept fees, based on Isis demonstrating target inhibition as specified in the contract. Isis will be entitled to certain milestone payments based on milestones achieved by Aventis. Isis will also be obligated to pay certain milestone payments based on milestones achieved by Isis. In addition, Isis will be required to pay Aventis royalty payments based on net sales of any Isis royalty bearing

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

products. In 1999, Isis received $613,000 in commitment and proof of concept fees from Aventis. The statement of operations for the year ended December 31, 1999 reflects contract revenues of $200,000 from Aventis under the terms of this agreement, with the balance recorded on the balance sheet as deferred revenue.

7. JOINT VENTURE SUPPLEMENTARY DISCLOSURE

        Due to the significant minority investor rights retained by Elan Corporation, plc and its subsidiaries, Isis accounts for its investment in Orasense under the equity method of accounting. The following table presents summary financial information (in thousands, except per share amounts) for Orasense, Ltd as of December 31, 1999.

                                                                     1999
                                                                   --------
BALANCE SHEET:
--------------
                        Assets
                        ------
          Cash and cash equivalents                                $      6
          In-license costs, net                                      11,250
                                                                   --------
                Total assets                                       $ 11,256
                                                                   ========

         Liabilities and Stockholders' Equity
          Amounts due to affiliates                                $  2,534
          Common stock, $1.00 par value; 12,000 shares
             authorized, 12,000 shares outstanding
             at December 31, 1999                                        12
          Additional paid-in capital                                 17,751
          Accumulated deficit                                        (9,041)
                                                                   --------
                 Total liabilities and stockholders' equity        $ 11,256
                                                                   ========

RESULTS OF OPERATIONS:
          Revenues                                                 $     --
                                                                   --------
          Research and development expenses                           9,041
                                                                   --------

          Net loss                                                 $ (9,041)
                                                                   ========

                           ISIS PHARMACEUTICALS, INC.

                                DECEMBER 31, 1999

8. SUBSEQUENT EVENTS

        In December 1999, the unexpected failure of our pivotal clinical trial of ISIS 2302 in Crohn's disease prompted the restructuring of the company. In January 2000, we announced a restructuring plan to reduce expenses and focus resources on the development of antisense drugs with significant commercial potential. In conjunction with this restructuring, we will reduce Isis' workforce by approximately 140 employees in the first four months of 2000. We estimate that costs associated with this restructuring will approximate $2 million which will be recorded in the first quarter of 2000.

        In January 2000, Isis and Elan Corporation agreed to form a new subsidiary of Isis to develop an antisense drug, ISIS 14803, to treat patients chronically infected with Hepatitis C virus (HCV). The new subsidiary is called HepaSense and plans to develop and commercialize this novel therapeutic for HCV while investigating delivery of the therapeutic with Elan's proprietary MEDIPAD(R) Drug Delivery System, a disposable subcutaneous infusion device. ISIS 14803 began Phase I clinical trials in early 2000. Isis and Elan have each licensed technology to HepaSense. As part of the transaction, Elan will purchase $7.5 million of Isis common stock in April 2000 and potentially an additional $7.5 million of common stock upon completion of a mutually agreed milestone. Both tranches will be purchased at a premium to Isis' market price. Elan will also purchase Isis Series B Preferred Stock which will be convertible in the future into either Isis common stock or stock in HepaSense. In addition, Elan will make available to Isis a $12.0 million line of credit for Isis' funding commitment to HepaSense.

        On March 8, 2000, we sold 1,000,000 shares of our common stock to an institutional investor at a negotiated price of $27.25 per share. In addition, during the first quarter of 2000 we sold 1,551,614 shares of our common stock to Ridgeway Investment Limited at an average purchase price of $9.67 per share under the terms of the Common Stock Purchase Agreement filed as an exhibit to the prospectus dated December 6, 1999. The $9.67 per share average purchase price reflects the average trading prices of the common stock on the Nasdaq National Market during the respective drawdown periods. We did not pay any other compensation in conjunction with these sales of our common stock.