Form 10-Q
period 2000-03-31
ISIS PHARMACEUTICALS INC
filed 2000-05-12
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               ---------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                                ---------------
Commission file number   0-19125
                       -----------

                           ISIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                            33-0336973
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

      (1)Yes  [X]        No  [ ](2)           Yes  [X]        No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock $.001 par value                    35,545,666 shares
       ----------------------------                    -----------------
                 (Class)                         (Outstanding at March 31, 2000)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Condensed Balance Sheets as of March 31, 2000 and December 31, 1999         3

          Condensed Statements of Operations for the three months
          ended March 31, 2000 and 1999                                               4

          Condensed Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999                                               5

          Notes to Financial Statements                                               6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations                                                       8

          Liquidity and Capital Resources                                             9

          Quantitative and Qualitative Disclosures About Market Risk                 11

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings                                                          12

ITEM 2:   Changes in Securities                                                      12

ITEM 3:   Default upon Senior Securities                                             12

ITEM 4:   Submission of Matters to a Vote of Security Holders                        12

ITEM 5:   Other Information                                                          12

ITEM 6:   Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                           14

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                         March 31,      December 31,
                                                                           2000            1999
                                                                         ---------       ---------
                                                                        (Unaudited)        (Note)
Current assets:
  Cash and cash equivalents                                              $  64,733       $  35,296
  Short-term investments                                                    29,001          17,543
  Contract revenue receivable                                                3,064           5,429
  Prepaid expenses and other current assets                                    927             929
                                                                         ---------       ---------
           Total current assets                                             97,725          59,197

Property, plant and equipment, net                                          23,388          23,945
Patent costs, net                                                           11,592          11,250
Deposits and other assets                                                    1,647           1,724
Investment in joint ventures                                                17,492           6,991
                                                                         ---------       ---------
                                                                         $ 151,844       $ 103,107
                                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                       $   1,302       $   3,148
  Accrued payroll and related expenses                                       1,706           1,215
  Accrued liabilities                                                        2,981           2,563
  Deferred contract  revenues                                                2,903           4,166
  Current portion of long term debt and capital lease obligations            3,767           3,892
                                                                         ---------       ---------
           Total current liabilities                                        12,659          14,984

Long-term debt and capital lease obligations, less current portion          91,297          87,254

Stockholders' equity:
  Series A Convertible Exchangeable 5% Preferred stock, $.001 par value; 15,000,000 shares authorized, 120,150 shares
     issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                           12,315          12,315
  Accretion of series A Preferred stock dividends                              274             120
  Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares and no shares issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                           12,015               -
  Accretion of series B Preferred stock dividends                              127               -
  Common stock, $.001 par value; 50,000,000 shares authorized,
     35,546,000 shares and 31,613,000 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                      35              32
  Additional paid-in capital                                               298,449         245,192
  Unrealized gain (loss) on investments                                         42             (29)
  Accumulated deficit                                                     (275,370)       (256,761)
                                                                         ---------       ---------
           Total stockholders' equity                                       47,887             869
                                                                         ---------       ---------
                                                                         $ 151,844       $ 103,107
                                                                         =========       =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (UNAUDITED)


                                                   Three months ended
                                                        March 31,
                                                  2000           1999
                                                --------       --------
Revenue:
     Research and development revenues under
        collaborative agreements                $  2,886       $  6,576
     Research and development revenues
        from joint ventures                        1,168              -
     Product Revenue                                   -              -
                                                --------       --------
Total Revenue                                      4,054          6,576
                                                --------       --------

Expenses:
  Research and development                        13,239         14,316
  General and administrative                       1,824          2,815
  Restructuring activities                         1,608              -
                                                --------       --------
Total Operating Expenses                          16,671         17,131
                                                --------       --------

(Loss) from operations                           (12,617)       (10,555)

Equity in loss of joint ventures                  (3,495)             -
Interest income                                      892            656
Interest expense                                  (3,107)        (2,705)
                                                --------       --------
Net loss                                         (18,327)       (12,604)

Accretion of dividends on preferred stock           (281)             -
Net loss applicable to common stock             $(18,608)      $(12,604)
                                                ========       ========

Basic and diluted net loss per share            $   (.56)      $   (.46)
                                                ========       ========

Shares used in computing basic and diluted
    net loss per share                            33,063         27,179
                                                ========       ========


                             See accompanying notes.

                             See accompanying notes.
                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                                 Three months ended
                                                                                       March 31,
                                                                                  2000           1999
                                                                                --------       --------
Cash used in operations                                                         $(11,053)      $(14,042)

Investing activities:
   Short-term investments                                                        (11,387)         1,711
   Property and equipment                                                           (601)        (1,849)
   Other assets                                                                     (453)          (598)
   Investment in joint venture                                                   (13,996)             -
                                                                                --------       --------
            Net cash used for investing activities                               (26,437)          (736)
                                                                                --------       --------

Financing activities:
    Net proceeds from issuance of equity securities                               65,275          1,167
    Proceeds from long-term borrowings                                             2,452              -
    Principal payments on debt and capital lease obligations                        (800)          (670)
                                                                                --------       --------
            Net cash provided from financing activities                           66,297            497
                                                                                --------       --------
Net increase (decrease) in cash and cash equivalents                              29,437        (14,281)

Cash and cash equivalents at beginning of period                                  35,296         34,591
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $ 64,733       $ 20,310
                                                                                ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                               $    308       $    365

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Additions to long-term debt obligations for acquisitions of property,
     plant and equipment                                                              $-             $-


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The unaudited interim financial statements for the three month periods ended March 31, 2000 and 1999 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.      STRATEGIC ALLIANCES

        ORASENSE

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

        After March 31, 2002, the Series A Convertible Preferred Stock (including accrued dividends) will be convertible at EIS' option into shares of Isis' Common Stock at 125% of the 60-trading day average closing price of Isis' Common Stock ending two business days prior to March 31, 2002 (as adjusted for stock splits, stock dividends and the like). In the event of a liquidation of Isis or certain transactions involving a change of control of Isis, the agreement provides for automatic conversion of the Preferred Stock on terms similar to those set forth above.

        Isis is not obligated to issue shares representing more than 19.99% of its then outstanding Common Stock upon conversion of the Series A Convertible Preferred Stock if it would result in a violation of the rules of any securities market or exchange upon which the Common Stock is traded.

        At any time until June 30, 2002, the holders of the Series A Convertible Preferred Stock may exchange their Preferred Stock for common shares of Orasense held by Isis that represent 30.1% of the total outstanding capital stock of Orasense. The exchange right will terminate if the Preferred Stock is converted into Isis' Common Stock, unless such conversion occurs as a result of a liquidation or certain transactions involving a change of control of Isis.

        Isis contributed $12,015,000 to Orasense, Ltd. as the purchase price for 9,612 shares of Common Stock of Orasense. Orasense will subcontract with other parties, including Isis and Elan, to perform research and development with respect to its oral drug delivery platform. Until March 31, 2002, EIS will, at Isis' request, purchase convertible debt of Isis in an amount equal to Isis' share of budgeted funding for Orasense. The convertible debt will have a term of six years, bear interest at the rate of 12% and be convertible into Isis' Common Stock at a premium. Isis may prepay the convertible debt in cash or in Isis' Common

Stock. Isis will use the proceeds of the sale of the convertible debt to provide additional development funding to Orasense.

        While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of Orasense, but instead accounts for its investment in Orasense under the equity method of accounting. During the three month period ended March 31, 2000, Isis recognized $1,168,000 in contract revenues for research and development activities performed for Orasense Ltd. This amount is included as research and development revenues from affiliate for the related periods.

        The results of operations of Orasense Ltd. for the three month period ended March 31, 2000 is as follows (in thousands):

                                 Three months ended
                                   March 31, 2000
Revenue                                    0
Research and Development expense      $3,114
                                      ------
Net Loss                              $3,114
                                      ======


        HEPASENSE

        On January 14, 2000, Isis and Elan Corporation formed a new joint venture to develop an antisense drug, ISIS 14803, to treat patients chronically infected with the Hepatitis C virus (HCV). The new joint venture is called HepaSense and plans to develop and commercialize this novel therapeutic for HCV while investigating delivery of the therapeutic with Elan's proprietary MEDIPAD(R) Drug Delivery System, a disposable subcutaneous infusion device. ISIS 14803 began Phase I clinical trials in early 2000. Isis and Elan have each licensed technology to HepaSense.

        In conjunction with the formation of HepaSense, EIS purchased 12,015 shares of Isis' Series B Preferred stock for $12,015,000. In April 2000, EIS purchased an additional 298,000 shares of Isis' common stock for $7,500,000. EIS will purchase an additional $7.5 million of common stock at a premium to Isis' market price upon completion of a mutually agreed milestone.

        After June 30, 2002, the preferred stock (including accrued dividends) will be convertible at EIS' option, into shares of Isis' common stock at 125% of the 60-trading day average closing price of Isis' common stock ending two business days prior to June 30, 2002 (as adjusted for stock splits, stock dividends and the like). In the event of a liquidation of Isis or certain transactions involving a change of control of Isis, the agreement provides for automatic conversion of the preferred stock on terms similar to those set forth above.

        Isis is not obligated to issue shares representing more than 19.99% of its then outstanding Common Stock upon conversion of the Preferred Stock if it would result in a violation of the rules of any securities market or exchange upon which the Common Stock is traded.

        At any time until June 30, 2002, the holders of preferred stock may exchange their preferred stock with Isis for preferred shares of HepaSense, Ltd. held by Isis that represent 60.2% of the total outstanding preferred stock of HepaSense. The exchange right will terminate if the Isis Series B Convertible Preferred stock is converted into Isis' common stock, unless such conversion occurs as a result of a liquidation or certain transactions involving a change of control of Isis.

        Isis contributed $12,015,000 to HepaSense as the purchase price for 6,001 shares of common stock of HepaSense and 3,612 shares of HepaSense preferred stock. Until July 14, 2002, EIS will, at Isis' request, purchase convertible debt of Isis in an amount equal to Isis' share of budgeted funding for HepaSense. The convertible debt will have a term of six years, bear interest at the rate of 12% and be convertible into Isis' common stock at a premium. Isis may prepay the convertible debt in cash or Isis' common stock. Isis will use the proceeds of the sale of the convertible debt to provide additional development funding to HepaSense.

        While Isis owns 80.1% of the outstanding common stock of HepaSense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of HepaSense, but instead accounts for its investment in HepaSense under the equity method of accounting.

        The results of operations of HepaSense Ltd. for the three month period ended March 31, 2000 is as follows (in thousands):


                                   Three months ended
                                    March 31, 2000
Revenue                               $    0
Research and Development expense      $1,250
                                      ------
Net Loss                              $1,250
                                      ======



3.      FINANCING

        On March 8, 2000, Isis sold 1,000,000 shares of our common stock to an institutional investor at a negotiated price of $27.25 per share. In addition, during the first quarter of 2000 we sold 1,551,614 shares of our common stock to Ridgeway Investment Limited at an average purchase price of $9.67 per share under the terms of the Common Stock Purchase Agreement filed as an exhibit to the prospectus dated December 6, 1999. The $9.67 per share average purchase price reflects the average trading prices of the common stock on the Nasdaq National Market during the respective drawdown periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding Isis' business and products and their projected prospects and qualities as well as our relationships with our corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Isis' Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the U.S. Securities and Exchange Commission.

        Since its inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. Isis is not yet profitable and expects to continue to have operating losses for the next few years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaborations increased the amount of research and development activity that Isis is able to fund and offset a portion of our research and development costs. During January 2000, Isis entered into an agreement with Elan Pharmaceuticals, an Irish Company, to form a joint venture to develop an antisense drug, ISIS 14803, to treat patients chronically infected with the Hepatitis C virus (HCV).


RESULTS OF OPERATIONS

        Isis' revenue from collaborative research and development agreements was $4.1 million for the three months ended March 31, 2000, compared with $6.6 million for the same period in 1999. The revenue decrease was due primarily to the conclusion of development funding at December 1999 by Novartis for the cancer drugs ISIS 5132 and ISIS 3521 and Boehringer Ingelheim for ISIS 2302. The Company also had interest income totaling $0.9 million for the three months ended March 31, 2000, compared with $0.7 million for the same period in 1999. This increase in interest income was due primarily to higher average cash and investment balances and, in part to higher interest rates.

        Research and development expenses were $13.2 million for the three months ended March 31, 2000, compared with $14.3 million for the same period in 1999. For both periods, research and development expenses were driven by the cost of preclinical and clinical activities to support the progress of drugs in clinical trials. The decrease in research and development expenses is directly related to the implementation of our restructuring plan.

        General and administrative expenses decreased to $1.8 million for the quarter ended March 31, 2000, from $2.8 million for the same period in 1999. This decrease in general and administrative expense is primarily related to our restructuring activities.

        The total cost of restructuring was recorded this quarter and totaled $1.6 million. This expense is comprised primarily of labor costs for our reduction in work force.

        Interest expense was $3.1 million for the first quarter compared with $2.7 million for the same quarter last year. The increase is due primarily to accruing interest on our $40 million debt financing that was completed in 1997 and 1998. In this financing, payment of interest accrues for the first five years and no principal payments are due for 10 years. The increase in interest expense is also due to borrowings by Isis during 1999 and 2000 under a debt facility from Elan related to the OraSense joint venture to fund Isis' share of OraSense expenses. Of the $3.1 million of interest expense recognized in the first quarter of 2000, $2.3 million was accrued under the long-term debt agreements because it does not require current cash payment.

        During the quarter ended March 31, 2000, Isis recorded a net loss applicable to common stock of $18.6 million, or $.56 per share, compared with $12.6 million, or $.46 per share, for the same period in 1999. The first quarter 2000 loss includes $1.2 million in joint venture revenue together with $3.5 million for Isis' equity in the loss of Orasense and HepaSense, the joint ventures. Isis' loss from operations was $12.6 million for the first quarter of 2000, compared to $10.6 million for the same period in 1999. The loss from operations in the first quarter of 2000 includes the $1.6 million restructuring costs described above. The increase in loss from operations is also related to the decrease in revenue during the first quarter 2000 as compared to the first quarter 1999. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

        Isis believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From Isis' inception through March 31, 2000, Isis has earned approximately $180 million in revenue from contract research and development. Isis has also raised net proceeds of approximately $320 million from the sale of equity securities since it was founded. We have borrowed approximately $85 million under long-term debt arrangements to finance a portion of our operations.

        As of March 31, 2000, Isis had cash, cash equivalents and short-term investments totaling $93.7 million and working capital of $85.0 million. In comparison, we had cash, cash equivalents and short-term investments of $52.8 million and working capital of $44.2 million as of December 31, 1999. The increases in cash and working capital are due primarily to the sale of 2.6 million shares of common stock to institutional investors and 1.4 million shares sold to employees under the company's stock option and stock purchase plans.

        Isis' collaborative agreement with Boehringer Ingelheim provided a line of credit which was used to support the collaboration cell adhesion programs. As of March 31, 2000, the outstanding balance of this obligation was $22.6 million. In 1999 Isis reacquired the rights to Isis 2302 from Boehringer Ingelheim. Therefore, there will be no further draws against this line.

        In 1997 and 1998, Isis borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. The interest accrues during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is accrued during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet, net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at March 31, 2000 was $51.2 million.

        As of March 31, 2000, our long-term obligations totaled $91.3 million, versus $87.3 million at December 31, 1999. The increase was due to the accrual of interest on the ten-year notes described above and the addition of $2.5 million in loans related to partnership agreements, including the Orasense joint venture. This increase was partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements for at least the next 24-36 months.

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

                  27.1 Financial Data Schedules

         b.       Reports on Form 8-K

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


                                                ISIS PHARMACEUTICALS, INC.
                                                --------------------------
                                                       (Registrant)


Date:   May 11, 2000                    By:     /S/ STANLEY T. CROOKE
        ------------                            -------------------------------
                                                Stanley T. Crooke, M.D., Ph.D.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:   May 11, 2000                    By:     /S/ B. LYNNE PARSHALL
     -----------------                          -------------------------------
                                                B. Lynne Parshall
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)