Form 10-Q
period 2000-06-30
ISIS PHARMACEUTICALS INC
filed 2000-08-14
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______
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

     (1)Yes  [X]        No  [ ](2)           Yes  [X]        No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK $.001 PAR VALUE                         38,448,777 SHARES
  ----------------------------                         -----------------
           (Class)                               (Outstanding at July 31, 2000)

                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                              Page
                                                                                              ----
PART I              FINANCIAL INFORMATION

ITEM 1:             Financial Statements
                    Condensed Balance Sheets as of June 30, 2000 and December 31, 1999          3
                    Condensed Statements of Operations for the three and six months
                    ended June 30, 2000 and 1999                                                4
                    Condensed Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999                                                5
                    Notes to Financial Statements                                               6

ITEM 2:             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   7
                    Results of Operations                                                       7
                    Liquidity and Capital Resources                                             8
                    Quantitative and Qualitative Disclosures About Market Risk                 13

PART II             OTHER INFORMATION

ITEM 1:             Legal Proceedings                                                          13

ITEM 2:             Changes in Securities                                                      13

ITEM 3:             Default upon Senior Securities                                             13

ITEM 4:             Submission of Matters to a Vote of Security Holders                        13

ITEM 5:             Other Information                                                          14

ITEM 6:             Exhibits and Reports on Form 8-K                                           14

SIGNATURES

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                                       June 30,      December 31,
                                                                                        2000             1999
                                                                                    ------------     ------------
                                                                                    (Unaudited)         (Note)
Current assets:
  Cash and cash equivalents                                                               62,043           35,296
  Short-term investments                                                                  58,291           17,543
  Contract revenue receivable                                                              4,644            5,429
  Prepaid expenses and other current assets                                                1,210              929
                                                                                    ------------     ------------
           Total current assets                                                          126,188           59,197

Property, plant and equipment, net                                                        22,596           23,945
Patent costs, net                                                                         11,886           11,250
Deposits and other assets                                                                  1,587            1,724
Investment in joint ventures                                                              14,767            6,991
                                                                                    ------------     ------------
                      Total assets                                                       177,024          103,107
                                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         1,134            3,148
  Accrued payroll and related expenses                                                     2,344            1,215
  Accrued liabilities                                                                      3,210            2,563
  Deferred contract  revenues                                                              2,351            4,166
  Current portion of long term debt and capital lease obligations                          3,723            3,892
                                                                                    ------------     ------------
           Total current liabilities                                                      12,762           14,984

Long-term debt and capital lease obligations, less current portion                        94,504           87,254

Stockholders' equity:
  Series A Convertible Exchangeable 5% Preferred stock, $.001 par value;
     15,000,000 shares authorized, 120,150 shares issued
     and outstanding at June 30, 2000 and December 31, 1999, respectivley                 12,623           12,315
  Accretion of Series A Preferred stock dividends                                            122              120
  Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares and no shares issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                         12,015             --
  Accretion of Series B Preferred stock dividends                                            277             --
  Common stock, $.001 par value; 50,000,000 shares authorized, 38,375,438 shares and 31,613,000 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively                                     38               32
  Additional paid-in capital                                                             334,687          245,192
  Unrealized gain (loss) on investments                                                      (26)             (29)
  Accumulated deficit                                                                   (289,978)        (256,761)
                                                                                    ------------     ------------
           Total stockholders' equity                                                     69,758              869
                                                                                    ------------     ------------
                      Total liabilities and stockholders' equity                         177,024          103,107
                                                                                    ============     ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                        Three months ended,           Six months ended,
                                                             June 30,                      June 30,
                                                          2000          1999           2000         1999
                                                     -------------------------    -------------------------
Revenue:
     Research and development revenues under
        collaborative agreements                         $4,224        $5,815         $7,110       $12,391
     Research and development revenues
        from joint ventures                               2,761         1,393          3,929         1,393
                                                     -------------------------    -------------------------
Total Revenue                                             6,985         7,208         11,039        13,784

Expenses:
  Research and development                               12,746        16,443         25,985        30,759
  General and administrative                              2,414         2,762          4,238         5,577
  Restructuring activities                                    -             -          1,608             -
                                                     -------------------------    -------------------------
Total Operating Expenses                                 15,160        19,205         31,831        36,336
                                                     -------------------------    -------------------------

(Loss) from operations                                   (8,175)      (11,997)       (20,792)      (22,552)

Equity in loss of joint ventures                         (4,594)       (2,277)        (8,089)       (2,277)
Interest income                                           1,596           551          2,488         1,207
Interest expense                                         (3,129)       (2,800)        (6,236)       (5,505)
                                                     -------------------------    -------------------------
Net loss                                                (14,302)      (16,523)       (32,629)      (29,127)
                                                     -------------------------    -------------------------
Accretion of dividends on preferred stock                  (306)         (117)          (587)         (117)
                                                     -------------------------    -------------------------
Net loss applicable to common stock                     (14,608)      (16,640)       (33,216)      (29,244)
                                                     =========================    =========================
Basic and diluted net loss per share                     ($0.40)       ($0.59)        ($0.95)       ($1.06)
                                                     =========================    =========================
Shares used in computing basic and diluted
    net loss per share                                   36,979        28,047         35,021        27,615
                                                     =========================    =========================

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                         2000        1999
                                                                                  -------------    -------------
Cash used in operations                                                                (19,385)        (28,351)

Investing activities:
   Short-term investments                                                              (40,745)         22,632
   Property and equipment                                                                 (924)           (894)
   Other assets                                                                           (876)         (1,423)
   Investment in joint venture                                                         (15,865)        (12,015)
                                                                                  ------------------------------
            Net cash used for investing activities                                     (58,410)          8,300
                                                                                  ------------------------------
Financing activities:
    Net proceeds from issuance of equity securities                                    102,103          28,144
    Proceeds from long-term borrowings                                                   3,850               -
    Principal payments on debt and capital lease obligations                            (1,411)         (1,338)
                                                                                  ------------------------------
            Net cash provided from financing activities                                104,542          26,806
                                                                                  ------------------------------

Net increase (decrease) in cash and cash equivalents                                    26,747           6,755

Cash and cash equivalents at beginning of period                                        35,296          27,618
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                              62,043          34,373
                                                                                  ==============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                          530           1,654

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Additions to long-term debt obligations for acquisitions of property,
     plant and equipment                                                                     -           2,071
     Conversion of preferred stock dividends into preferred stock                          308               -

                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The unaudited interim financial statements for the six month periods ended June 30, 2000 and 1999 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  STRATEGIC ALLIANCES

     ORASENSE

     On April 20, 1999, Isis Pharmaceuticals, Inc., a Delaware corporation ("Isis" or the "Company") and Elan Corporation, plc ("Elan") formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, Orasense Ltd. ("Orasense"), a Bermuda limited company, is initially owned 80.1% by the Company and 19.9% by Elan. Isis and Elan each contributed rights to certain oral drug delivery technology to the joint venture. In addition, Isis contributed rights to ISIS 104838, an antisense oligonucleotide to inhibit TNF-(alpha), which will be the first candidate for oral formulation by Orasense. Isis and Elan will provide development and manufacturing services to Orasense and will be entitled to a portion of milestone payments and royalties received by Orasense for development of orally formulated oligonucleotide drugs. If Isis enters into an agreement with Orasense for oral formulation of any Isis oligonucleotide drug, Isis will pay Orasense royalties and a portion of certain third party milestone payments with respect to the drug.

     While Isis owns 80.1% of the outstanding common stock of Orasense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of Orasense, but instead accounts for its investment in Orasense under the equity method of accounting. During the six month period ended June 30, 2000, Isis recognized $2,490,566 in contract revenues for research and development activities performed for Orasense Ltd. This amount is included as research and development revenues from joint ventures for the related periods.

     The results of operations of Orasense Ltd. for the six month period ended June 30, 2000 is as follows (in thousands):

                                                SIX MONTHS ENDED
                                                 JUNE 30, 2000
                                                ----------------
     Revenue                                     $     --
     Research and Development expense            $    6,151
     Net Loss                                    $    6,151

     HEPASENSE

     On January 14, 2000, Isis and Elan Corporation formed a new joint venture to develop an antisense drug, ISIS 14803, to treat patients chronically infected with the Hepatitis C virus (HCV). The new joint venture is called HepaSense and plans to develop and commercialize this novel therapeutic for HCV while investigating delivery of the therapeutic with Elan's proprietary MEDIPAD-Registered Tradmark- Drug Delivery System, a disposable subcutaneous infusion device. ISIS 14803 began Phase I clinical trials in early 2000. Isis and Elan have each licensed technology to HepaSense.

     In conjunction with the formation of HepaSense, Elan International Services, Ltd. ("EIS") purchased 12,015 shares of Isis' Series B Preferred stock for $12,015,000. In April 2000, EIS purchased an additional 298,000 shares of Isis' common stock for $7,500,000. EIS will purchase an additional $7.5 million of common stock at a premium to Isis' market price upon completion of a mutually agreed milestone.

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

     While Isis owns 80.1% of the outstanding common stock of HepaSense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of HepaSense, but instead accounts for its investment in HepaSense under the equity method of accounting. During the six month period ended June 30, 2000, Isis recognized $1,439,126 in contract revenues for research and development activities performed for HepaSense Ltd. This amount is included as research and development revenues from joint ventures for the related periods.

     The results of operations of HepaSense Ltd. for the six month period ended June 30, 2000 is as follows (in thousands):

                                                SIX MONTHS ENDED
                                                  JUNE 30, 2000
                                                ----------------
     Revenue                                     $     --
     Research and Development expense            $    3,939
                                                 ----------
     Net Loss                                    $    3,939
                                                 ==========

     AGOURON

    In June 2000, Ibis Therapeutics ("Ibis"), a division of Isis Pharmaceuticals, Inc. and Agouron Pharmaceuticals, Inc., a Pfizer Company, entered into a collaboration for the discovery and development of small molecule drugs against certain RNA targets in an undisclosed therapeutic area. Using Ibis' proprietary technology and Agouron's expertise in small molecule drug discovery, the collaboration will focus on discovering drugs that bind to RNA. Agouron will fund collaborative research, pay an upfront technology access fee and make milestone payments totaling $37 million for the first product. In addition, Agouron will develop and commercialize drugs discovered by the collaboration and will pay Isis royalties on the sales of drugs.

3.  FINANCING

     On March 8, 2000, Isis sold 1,000,000 shares of its common stock to an institutional investor at a negotiated price of $27.25 per share. In addition, over the six months ended June 30, 2000 the company sold 4,937,289 shares of its common stock to Ridgeway Investment Limited at prices ranging from an average of $7.57 per share to $21.66 per share under the terms of the Common Stock Purchase Agreement filed as an exhibit to the prospectus dated December 6, 1999. The per share average purchase prices reflect the average trading prices of the common stock on the Nasdaq National Market during the respective drawdown periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained in this Report, this Report contains forward-looking statements regarding Isis' business and products and their projected prospects and qualities as well as our relationships with our corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors".

     Since its inception in January 1989, almost all of Isis' resources have been devoted to its research, drug discovery and drug development programs. Isis is not yet profitable and expects to continue to have operating losses for the next few years. Isis's revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaborations increases the amount of research and development activity that Isis is able to fund and offsets a portion of its research and development costs.


RESULTS OF OPERATIONS

     Isis' revenue from collaborative research and development agreements with corporate and government partners was $4.2 million for the second quarter and $7.1 million for the six months ended June 30, 2000, compared with $5.8 million and $12.4 million respectively, for the same periods in 1999. The revenue decrease was due primarily to the conclusion of development funding at December 1999 by Novartis for the cancer drugs ISIS 5132 and ISIS 3521 and Boehringer Ingelheim for ISIS 2302. This decrease was partially offset by an increase in revenues from ongoing collaborations including government grants and contracts and the Agouron collaboration that began in the second quarter. Isis recognized contract revenues for research and development activities performed for its joint ventures, OraSense and HepaSense, of $2.7 million and $3.9 million for the three and six months ended June 30, 2000, respectively, compared with $1.4 million for the same periods in 1999. The increase in the current period is due to the start of the HepaSense joint venture in January 2000. The Company also had interest income of $1.6 million for the quarter and $2.5 million for the six months ended June 30, 2000, compared with $0.6 million and $1.2 million for the same periods in 1999. This increase in interest income was due primarily to higher average cash and investment balances and, in part to higher interest rates.

     Research and development expenses were $12.7 million for the three months ended June 30, 2000, and $26.0 million for the six months ended June 30, 2000, compared with $16.4 million and $30.8 million respectively, for the same periods in 1999. For both periods, research and development expenses were driven by the cost of preclinical and clinical activities to support the progress of drugs in clinical trials. The decrease in research and development expenses is directly related to the implementation of the company's restructuring plan, which was announced in January 2000.

     General and administrative expenses decreased to $2.4 million for the second quarter and $4.2 million for the six months ended June 30, 2000, from $2.8 million and $5.6 million for the same periods in 1999. This decrease in general and administrative expenses is primarily related to the company's restructuring activities.

     The total cost of restructuring was recorded in the first quarter and totaled $1.6 million. To date, we have incurred actual costs of approximately $1.5 million and do not anticipate the actual costs to exceed $1.6 million. This expense is comprised primarily of labor costs for our reduction in work force.

      Interest expense increased to $3.1 million for the second quarter and $6.2 million for the six months ended June 30, 2000, compared to $2.8 million and $5.5 million for the same periods in 1999. The increase is due primarily to accruing interest on our $40 million debt financing that was completed in the fourth quarter of 1997 and the second quarter of 1998. In this financing, payment of interest accrues for the first five years and no principal payments are due for 10 years. The increase in interest expense is also due to borrowings by Isis during the second quarter of 1999 and the first quarter of 2000 under a debt facility from Elan related to the OraSense joint venture to fund Isis' share of OraSense expenses. Of the $3.1 million of interest expense recognized in the second quarter of 2000, $2.3 million was accrued under long-term debt agreements and will not require current cash payment. Similarly, of the $6.2 million of interest expense incurred during the six months ended June 30, 2000, $4.6 million was accrued under long-term debt arrangements and will not require current cash payments.

     During the quarter and six month periods ended June 30, 2000, Isis recorded a net loss applicable to common stock of $14.6 million and $33.2 million, or $0.40 and $0.95 per share respectively, compared with $16.6 million and $29.2 million, or $0.59 and $1.06 per share respectively, for the same periods in 1999. The second quarter 2000 loss included $2.8 million in joint venture revenue together with $4.6 million for Isis' equity in the loss of Orasense and HepaSense, the joint ventures, compared to $1.4 million and $2.3 million respectively, for the same period in 1999. Isis' loss from operations was $8.2 million for the second quarter of 2000, compared to $12.0 million for the same period in 1999. The decrease in loss from operations in the second quarter is primarily attributable to our restructuring activities. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

     Isis believes that inflation and changing prices have not had a material effect on its operations to date.

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations with revenue from contract research and development, through the sale of equity securities and the issuance of long-term debt. From Isis' inception through June 30, 2000, Isis has earned approximately $191 million in revenue from contract research and development. Isis has also raised net proceeds of approximately $352 million from the sale of equity securities since it was founded. The company has borrowed approximately $76 million under long-term debt arrangements to finance a portion of its operations.

     As of June 30, 2000, Isis had cash, cash equivalents and short-term investments totaling $120.3 million and working capital of $113.4 million. In comparison, we had cash, cash equivalents and short-term investments of $52.8 million and working capital of $44.2 million as of December 31, 1999. The increases in cash and working capital during the first half of the year are due primarily to the sales of common stock to institutional investors along with the sale of common stock to Elan International Services, Ltd. ("EIS") in conjunction with the formation of HepaSense and funding from Ibis' collaboration with Agouron.

     Isis' collaborative agreement with Boehringer Ingelheim provided a line of credit which was used to support the collaboration cell adhesion programs. As of June 30, 2000, the outstanding balance of this obligation was $22.6 million. In 1999 Isis reacquired the rights to ISIS 2302 from Boehringer Ingelheim. Therefore, there will be no further draws against this line.

     In 1997 and 1998, Isis borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. The interest accrues during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is accrued during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet, net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at June 30, 2000 was $53.4 million.

     As of June 30, 2000, Isis' long-term obligations totaled $94.5 million, versus $87.3 million at December 31, 1999. The increase was due to the accrual of interest on the ten-year notes described above and the addition of $2.5 million in loans related to partnership agreements, including the Orasense joint venture. This increase was partially offset by principal repayments on existing obligations. The company expects that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. The company will continue to use lease financing as long as the terms remain commercially attractive. The company believes that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements for at least the next 36 months.

PROSPECTIVE INFORMATION

     On August 3, 2000, Isis' GeneTrove-TM- division initiated an antisense target validation collaboration with The R.W. Johnson Pharmaceutical Research Institute (PRI), a member of the Johnson & Johnson family of companies, to assess and prioritize genes as drug discovery targets. GeneTrove will use its proprietary antisense technology to assist PRI to study the function and therapeutic relevance of novel gene targets.



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

           Significant additional trials may be required, and we may not be able to demonstrate that our drug candidates are safe or effective. We have only introduced one commercial product, Vitravene-TM-. We cannot guarantee that any of our other product candidates will obtain required government approvals or that we can successfully commercialize any products. We expect to have ongoing discussions with the FDA and foreign regulatory agencies with respect to all of our drugs in clinical development.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS ARE NOT USED BY DOCTORS TO TREAT PATIENTS.

           We cannot guarantee that any of our products in development, if approved for marketing, will be used by doctors to treat patients. We currently have one product, Vitravene-TM-, a treatment for CMV retinitis in AIDS patients, which addresses a small commercial market with significant competition. We delivered our first commercial shipment of Vitravene-TM- to our partner CIBA Vision in 1998, earning product revenue of $560,000. No commercial shipments of Vitravene-TM- were made in 1999 or to date in 2000, and no product revenue was earned.

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

WE HAVE INCURRED LOSSES AND OUR BUSINESS WILL SUFFER IF WE FAIL TO ACHIEVE PROFITABILITY IN THE FUTURE.

           Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since Isis was founded in January 1989. As of June 30, 2000, our accumulated losses were approximately $290 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our current product revenues are derived solely from sales of Vitravene-TM-. This product has limited sales potential relative to most pharmaceutical products. We expect to incur additional operating losses over the next several years, and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

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

               -    the market acceptance of Vitravene-TM-;

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

  Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, special meetings of our stockholders may be called only by the board of directors, the chairman of the board or the president, or by any holder of 10% or more of the outstanding common stock. These provisions may discourage certain types of transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they think may be in their best interests. In addition, the board of directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock, which may have the effect of delaying or preventing a change in control of Isis without action by the stockholders

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On June 8, 2000, The Company's Annual Meeting of Stockholders was held in Carlsbad, California for the following purposes:

               (1) To elect three (3) Class III Directors of the Company. The total number of votes cast for and against are as follows:

                                                                 FOR          WITHHELD

    Nominees with terms to expire at the 2003 Annual Meeting:
                       Alan C. Mendelson                     34,038,339       185,612
                       William R. Miller                     33,310,472       913,479
                       Christopher F.O. Gabrieli             34,027,525       196,426


(2) To approve the Company's 2000 Employee Stock Purchase Plan. The number of votes for, against and abstaining was 18,244,257, 1,216,187 and 116,292, respectively.

(3) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending

     December 31, 2000. The total number of votes cast for, against and abstaining was 34,045,286, 135,500 and 43,165, respectively.

ITEM 5.        OTHER INFORMATION

                Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 annual meeting of stockholders must provide specified information to the Company by January 31, 2001 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under Securities Exchange Act of 1934, as amended).

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

           10.33 Agreement between Registrant and Agouron Pharmaceuticals dated June 9, 2000 (with certain confidential information deleted).

           27.1 Financial Data Schedules

     b. Reports on Form 8-K

       Not applicable

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ISIS PHARMACEUTICALS, INC.
                                                        (Registrant)

Date:   August 14, 2000                  By:  /S/ STANLEY T. CROOKE
        ---------------                   -------------------------------
                                           Stanley T. Crooke, M.D., Ph.D.
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:   August 14, 2000                  By:  /S/ B. LYNNE PARSHALL
        ---------------                   -------------------------------
                                           B. Lynne Parshall
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)