Form 10-Q/A
period 2000-06-30
ISIS PHARMACEUTICALS INC
filed 2000-08-29
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

ITEM 2:             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   *
                    Results of Operations                                                       *
                    Liquidity and Capital Resources                                             *
                    Quantitative and Qualitative Disclosures About Market Risk                  *

PART II             OTHER INFORMATION

ITEM 1:             Legal Proceedings                                                           *

ITEM 2:             Changes in Securities                                                       *

ITEM 3:             Default upon Senior Securities                                              *

ITEM 4:             Submission of Matters to a Vote of Security Holders                         *

ITEM 5:             Other Information                                                           *

ITEM 6:             Exhibits and Reports on Form 8-K                                           14

SIGNATURES

* N/A

Explanatory Note: This amendment to form 10-Q is filed solely to amend
Part I, Item 1, Note 3 to Financial Statements, and Part II Item 6(a),
Exhibits.

                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                                       June 30,      December 31,
                                                                                        2000             1999
                                                                                    ------------     ------------
                                                                                    (Unaudited)         (Note)
Current assets:
  Cash and cash equivalents                                                               62,043           35,296
  Short-term investments                                                                  58,291           17,543
  Contract revenue receivable                                                              4,644            5,429
  Prepaid expenses and other current assets                                                1,210              929
                                                                                    ------------     ------------
           Total current assets                                                          126,188           59,197

Property, plant and equipment, net                                                        22,596           23,945
Patent costs, net                                                                         11,886           11,250
Deposits and other assets                                                                  1,587            1,724
Investment in joint ventures                                                              14,767            6,991
                                                                                    ------------     ------------
                      Total assets                                                       177,024          103,107
                                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         1,134            3,148
  Accrued payroll and related expenses                                                     2,344            1,215
  Accrued liabilities                                                                      3,210            2,563
  Deferred contract  revenues                                                              2,351            4,166
  Current portion of long term debt and capital lease obligations                          3,723            3,892
                                                                                    ------------     ------------
           Total current liabilities                                                      12,762           14,984

Long-term debt and capital lease obligations, less current portion                        94,504           87,254

Stockholders' equity:
  Series A Convertible Exchangeable 5% Preferred stock, $.001 par value;
     15,000,000 shares authorized, 120,150 shares issued
     and outstanding at June 30, 2000 and December 31, 1999, respectively                 12,623           12,315
  Accretion of Series A Preferred stock dividends                                            122              120
  Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares and no shares issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                         12,015             --
  Accretion of Series B Preferred stock dividends                                            277             --
  Common stock, $.001 par value; 50,000,000 shares authorized, 38,375,438 shares and 31,613,000 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively                                     38               32
  Additional paid-in capital                                                             334,687          245,192
  Unrealized gain (loss) on investments                                                      (26)             (29)
  Accumulated deficit                                                                   (289,978)        (256,761)
                                                                                    ------------     ------------
           Total stockholders' equity                                                     69,758              869
                                                                                    ------------     ------------
                      Total liabilities and stockholders' equity                         177,024          103,107
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

     HEPASENSE

     On January 14, 2000, Isis and Elan Corporation formed a new joint venture to develop an antisense drug, ISIS 14803, to treat patients chronically infected with the Hepatitis C virus (HCV). The new joint venture is called HepaSense and plans to develop and commercialize this novel therapeutic for HCV while investigating delivery of the therapeutic with Elan's proprietary MEDIPAD-Registered Trademark- Drug Delivery System, a disposable subcutaneous infusion device. ISIS 14803 began Phase I clinical trials in early 2000. Isis and Elan have each licensed technology to HepaSense.

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

                                                SIX MONTHS ENDED
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

3.  FINANCING

     Over the six months ended June 30, 2000, Isis sold 2,939,460 shares of its common stock to institutional investors at negotiated prices of $10.45 per share to $27.25 per share. In addition, over the six months ended June 30, 2000 the company sold 1,997,879 shares of its common stock to Ridgeway Investment Limited at prices ranging from an average of $7.57 per share to $14.45 per share under the terms of the Common Stock Purchase Agreement filed as an exhibit to the prospectus dated December 6, 1999. The per share average purchase prices reflect the average trading prices of the common stock over a period of time less a discount from 4.5% to 5.875%.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

            3.1  Amended and Restated Certificate of Incorporation.(1)

            3.2  Bylaws.(1)

            3.3 Certificate of Designation of the Series A Convertible Preferred Stock.(2)

            3.4 Certificate of Designation of the Series B Convertible Preferred Stock.(3)

            4.1  Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

            4.2  Specimen Common Stock Certificate.(1)

            4.3  Specimen Series A Preferred Stock Certificate.

            4.4  Specimen Series B Preferred Stock Certificate.

            4.5 Purchase Agreement for 14% Senior Subordinated Discount Notes due November 1, 2001 and Warrants for Common Stock dated October 24, 1997 (with certain confidential information deleted).(4)

            4.6 First Supplement to Purchase Agreement for 14% Senior Subordinated Discount Notes due November 1, 2001 and Warrants for Common Stock dated May 1, 1998 (with certain confidential information deleted).(5)

            4.7 Registration Rights Agreement dated April 20, 1999 among Registrant, Elan International Services, Ltd., and Orasense, Ltd.(6)

            4.8 Registration Rights Agreement dated January 14, 2000 among Registrant, Elan International Services, Ltd., and Hapasense, Ltd.(7)

            4.9 Voting Rights Agreement among the Registrant, Novartis and Dr. Cooke, dated November 9, 1990.(1)

           10.33 Agreement between Registrant and Agouron Pharmaceuticals dated June 9, 2000 (with certain confidential information deleted).*

           27.1  Financial Data Schedules*
-----------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-71911) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's 8-K dated as of January 8, 2000 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's report on Form 8-K dated April 20, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's report on Form 8-K dated January 28, 2000 and incorporated herein by reference.

*  Previously filed.

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


Date:   August 29, 2000                  By:  /S/ B. LYNNE PARSHALL
        ---------------                   -------------------------------
                                           B. Lynne Parshall
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial and
                                           Accounting Officer)