Form 10-Q
period 2000-09-30
ISIS PHARMACEUTICALS INC
filed 2000-11-14
CIK 874015

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     (1)Yes  [X]        No  [ ](2)           Yes  [X]        No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  COMMON STOCK $.001 PAR VALUE                     39,013,173 SHARES
  ----------------------------                     -----------------
          (Class)                            (Outstanding at November 6, 2000)


                           ISIS PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I            FINANCIAL INFORMATION

ITEM 1:  Financial Statements
                           Condensed Balance Sheets as of September 30, 2000
                           and December 31, 1999                                         3
                           Condensed Statements of Operations for the three
                           and nine months ended September 30, 2000 and 1999             4
                           Condensed Statements of Cash Flows for the nine
                           months ended September 30, 2000 and 1999                      5
                           Notes to Financial Statements                                 6

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
                           Results of Operations                                         9
                           Liquidity and Capital Resources                              11
                           Risk Factors                                                 12

ITEM 3:  Quantitative and Qualitative Disclosures About
         Market Risk                                                                    17

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                              18

ITEM 2:  Changes in Securities                                                          18

ITEM 3:  Default upon Senior Securities                                                 18

ITEM 4:  Submission of Matters to a Vote of Security Holders                            18

ITEM 5:  Other Information                                                              18

ITEM 6:  Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                              19


                           ISIS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        2000             1999
                                                                                    ------------     ------------
                                                                                    (Unaudited)         (Note)
Current assets:
  Cash and cash equivalents                                                         $     59,030     $     35,296
  Short-term investments                                                                  61,655           17,543
  Contract revenue receivable                                                              6,942            5,429
  Prepaid expenses and other current assets                                                1,145              929
                                                                                    ------------     ------------
           Total current assets                                                          128,772           59,197

Property, plant and equipment, net                                                        23,322           23,945
Patent costs, net                                                                         12,135           11,250
Deposits and other assets                                                                  1,238            1,724
Investment in joint ventures                                                              11,108            6,991
                                                                                    ------------     ------------
                      Total assets                                                  $    176,575     $    103,107
                                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $        732     $      3,148
  Accrued payroll and related expenses                                                     2,782            1,215
  Accrued liabilities                                                                      3,119            2,563
  Deferred contract revenues                                                               4,109            4,166
  Current portion of long term debt and capital lease obligations                          3,538            3,892
                                                                                    ------------     ------------
           Total current liabilities                                                      14,280           14,984

Long-term debt and capital lease obligations, less current portion                        96,330           87,254

Stockholders' equity:
  Series A Convertible Exchangeable 5% Preferred stock, $.001 par value;
     15,000,000 shares authorized, 120,150 shares issued
     and outstanding at September 30, 2000 and December 31, 1999, respectively            12,623           12,315
  Accretion of Series A Preferred stock dividends                                            280              120
  Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares issued and outstanding at
     September 30, 2000 and no shares issued and outstanding at December 31, 1999         12,315               -
  Accretion of Series B Preferred stock dividends                                            130               -
  Common stock, $.001 par value; 50,000,000 shares authorized, 38,474,485 shares and 31,613,000 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively                                38               32
  Additional paid-in capital                                                             337,600          245,192
  Deferred compensation                                                                   (1,293)              -
  Unrealized gain (loss) on investments                                                      (31)             (29)
  Accumulated deficit                                                                   (295,697)        (256,761)
                                                                                    ------------     ------------
           Total stockholders' equity                                                     65,965              869
                                                                                    ------------     ------------
                      Total liabilities and stockholders' equity                    $    176,575     $    103,107
                                                                                    ============     ============


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.


                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three months ended,           Nine months ended,
                                                            September 30,                September 30,
                                                          2000          1999           2000         1999
                                                     -------------------------    -------------------------
Revenue:
     Research and development revenues under
        collaborative agreements                      $  16,521     $   9,641     $   23,631    $   22,032
     Research and development revenues
        from joint ventures                               1,759           997          5,688         2,390
                                                     -------------------------    -------------------------
Total Revenue                                            18,280        10,638         29,319        24,422

Expenses:
  Research and development (not including
     compensation related to variable stock
     options of $502 for the three and nine
     months ended September 30, 2000)                    16,001        16,273         41,986        47,032
  General and administrative (not including
     compensation related to variable stock
     options of $58 for the three and nine
     months ended September 30, 2000)                     2,073         2,406          6,311         7,983
  Compensation related to variable stock options            560             -            560             -
  Restructuring activities                                   27             -          1,635             -
                                                     -------------------------    -------------------------
Total Operating Expenses                                 18,661        18,679         50,492        55,015
                                                     -------------------------    -------------------------

Loss from operations                                       (381)       (8,041)       (21,173)      (30,593)

Equity in loss of joint ventures                         (3,659)       (2,018)       (11,748)       (4,295)
Interest income                                           1,976           553          4,464         1,760
Interest expense                                         (3,345)       (2,924)        (9,581)       (8,429)
                                                     -------------------------    -------------------------
Net loss                                                 (5,409)      (12,430)       (38,038)      (41,557)

Accretion of dividends on preferred stock                  (311)         (150)          (898)         (267)
                                                     -------------------------    -------------------------
Net loss applicable to common stock                  $   (5,720)    $ (12,580)    $  (38,936)    $ (41,824)
                                                     =========================    =========================
Basic and diluted net loss per share                 $    (0.15)    $   (0.44)    $    (1.08)    $   (1.49)
                                                     =========================    =========================
Shares used in computing basic and diluted
    net loss per share                                   38,448        28,838         36,172        28,027
                                                     =========================    =========================



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                         2000        1999
                                                                                  -------------    -------------
Cash used in operations                                                           $    (17,268)    $   (37,422)

Investing activities:
   Short-term investments                                                              (44,114)         25,704
   Property and equipment                                                               (2,775)         (3,355)
   Other assets                                                                         (1,340)         (2,235)
   Investment in joint venture                                                         (15,865)         (9,174)
                                                                                  ------------------------------
            Net cash (used for) provided from investing activities                     (64,094)         10,940
                                                                                  ------------------------------
Financing activities:
    Net proceeds from issuance of equity securities                                    103,474          36,734
    Proceeds from long-term borrowings                                                   3,850           2,468
    Principal payments on debt and capital lease obligations                            (2,228)         (2,005)
                                                                                  ------------------------------
            Net cash provided from financing activities                                105,096          37,197
                                                                                  ------------------------------

Net increase in cash and cash equivalents                                               23,734          10,715

Cash and cash equivalents at beginning of period                                        35,296          27,618
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $     59,030     $    38,333
                                                                                  ==============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                 $        878     $     2,017

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Additions to long-term debt obligations for acquisitions of property,
     plant and equipment                                                          $          -     $     2,071
     Additions to receivables from sales of property, plant and equipment                   27               -
     Conversion of preferred stock dividends into preferred stock                          608               -



                             See accompanying notes.

                           ISIS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited interim financial statements for the nine month periods ended September 30, 2000 and 1999 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 1999. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       STRATEGIC ALLIANCES

         ORASENSE-TM-

         On April 20, 1999, Isis Pharmaceuticals, Inc., a Delaware corporation ("Isis" or the "Company") and Elan Corporation, plc ("Elan") formed a joint venture to develop technology for the formulation of oral oligonucleotide drugs. The joint venture, OraSense Ltd. ("OraSense"), a Bermuda limited company, is initially owned 80.1% by the Company and 19.9% by Elan.

         While Isis owns 80.1% of the outstanding common stock of OraSense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of OraSense, but instead accounts for its investment in OraSense under the equity method of accounting. During the nine month period ended September 30, 2000, Isis recognized $3,834,724 in contract revenues for research and development activities performed for OraSense Ltd. This amount was included as research and development revenues from joint ventures for the related periods.

         The results of operations of OraSense Ltd. for the nine month period ended September 30, 2000 was as follows (in thousands):


                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 2000
                                                ----------------
     Revenue                                     $       --
     Research and Development expense                 9,035
                                                ----------------
     Net Loss                                    $   (9,035)
                                                ================


         HEPASENSE

         On January 14, 2000, Isis and Elan formed a new joint venture to develop an antisense drug, ISIS 14803, to treat patients infected with the Hepatitis C virus (HCV). The new joint venture, called HepaSense, plans to develop and commercialize this novel drug for HCV while investigating delivery of the drug with Elan's proprietary MEDIPAD-TM- Drug Delivery System, a disposable subcutaneous infusion device. HepaSense is initially owned 80.1% by the Company and 19.9% by Elan. ISIS 14803 is in Phase II clinical trials. Isis and Elan have each licensed technology to HepaSense.

         While Isis owns 80.1% of the outstanding common stock of HepaSense, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Therefore, Isis does not consolidate the financial statements of HepaSense, but instead accounts for its investment in HepaSense under the equity method of accounting. During the nine month period ended September 30, 2000, Isis recognized $1,853,144 in contract revenues for research and development activities performed for HepaSense Ltd. This amount was included as research and development revenues from joint ventures for the related periods.

         The results of operations of HepaSense Ltd. for the nine month period ended September 30, 2000 was as follows (in thousands):


                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 2000
                                               ------------------
     Revenue                                     $       --
     Research and Development expense                 5,632
                                               ------------------
     Net Loss                                    $   (5,632)
                                               ==================


         AGOURON PHARMACEUTICALS, INC., a PFIZER COMPANY

         In June 2000, Ibis Therapeutics-TM- ("Ibis"), a division of Isis Pharmaceuticals, Inc. and Agouron Pharmaceuticals, Inc., a Pfizer Company ("Pfizer"), entered into a collaboration for the discovery and development of small molecule drugs against certain RNA targets in an undisclosed therapeutic area. Using Ibis' proprietary technology and Pfizer's expertise in small molecule drug discovery, the collaboration will focus on discovering drugs that bind to RNA. Pfizer will fund collaborative research, pay an upfront technology access fee and make milestone payments totaling up to $37 million for the first product. In addition, Pfizer will develop and commercialize drugs discovered by the collaboration and will pay Isis royalties on the sales of drugs.

         THE R.W. JOHNSON PHARMACEUTICAL RESEARCH INSTITUTE

         In August 2000, GeneTrove-TM-, a division of Isis, initiated an antisense target validation collaboration with The R.W. Johnson Pharmaceutical Research Institute ("PRI"), a member of the Johnson & Johnson family of companies, to assess and prioritize genes as drug discovery targets. GeneTrove will use its proprietary antisense technology to assist PRI to study the function and therapeutic relevance of novel gene targets. PRI will make milestone payments for the successful validation of such novel gene targets.

         COLEY PHARMACEUTICAL GROUP

         In September 2000, Isis sold its patents concerning the use of phosphorothioate oligonucleotides for activating the immune system to Coley Pharmaceutical Group ("Coley"). The patents were originally licensed to Coley in 1998 for a limited scope of use, at which time Coley paid Isis $5 million in cash and issued preferred stock to Isis. In exchange for all non-antisense rights to this group of immunomodulation patents and in lieu of any and all future payments that could potentially be owed under the original agreement, Coley paid Isis an additional $10.7 million. A portion of the fee, $3.7 million, was paid to repurchase the Coley preferred stock that was granted to Isis as part of the total consideration given for the original patent license. During the three and nine month period ended September 30, 2000, Isis recognized $10.7 million in licensing revenue from the transaction. This amount was included in research and development revenues under collaborative agreements for the related periods.

3.       FINANCING

         Over the nine months ended September 30, 2000, Isis sold 2,939,460 shares of its common stock to institutional investors at negotiated prices ranging from $10.45 per share to $27.25 per share. In addition, over the nine months ended September 30, 2000 the Company sold 1,997,879 shares of its common stock to Ridgeway Investment Limited at prices ranging from $7.57 per share to $14.45 per share under the terms of the Common Stock Purchase Agreement filed as an exhibit to the Company's registration statement on Form S-3, No. 333-90811. The per share average purchase prices reflect the average trading prices of the common stock over a period of time less a discount percentage ranging from 4.5% to 5.875%.

4.       SUBSEQUENT EVENTS

         In September 2000, Isis entered into an agreement to license its novel antisense chemistry, Peptide Nucleic Acid ("PNA"), to Pantheco A/S ("Pantheco"), a Danish biotechnology company, on a nonexclusive basis to treat diabetes and cardiovascular diseases. Pantheco completed financing to raise funds to support its current business and to fund this expansion of therapeutic focus on October 18, 2000. Subsequent to the completion of Pantheco's financing, Isis received, as a fee for this license, 9 million DKK, or $1.1 million, which was paid in Pantheco shares. In addition, Pantheco will pay Isis royalties and milestones on products developed using the PNA. This is the second license of PNA technology from Isis to Pantheco. As part of the first licensing transaction completed in November 1998, Isis received an equity position in Pantheco for which no carrying value was given as realization of the value of the equity interest in Pantheco was uncertain. As a result of the current transaction, Isis' ownership of Pantheco is approximately 22%.

         On October 6, 2000, pursuant to the Company's registration statement on Form S-3, No. 333-90811, Isis sold 483,092 shares of its common stock to an institutional investor at a negotiated price of $10.35 per share.

         On October 10, 2000, Isis completed the licensing of novel chemistry patents to Roche Molecular Systems, Inc. ("RMS"), a business unit of Roche Diagnostics, for use in the production of RMS's diagnostic products. The royalty-bearing license grants RMS non-exclusive worldwide access to proprietary Isis chemistry, in exchange for initial and ongoing payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained in this Report, this Report contains forward-looking statements regarding Isis' business and products and their projected prospects and qualities, as well as our relationships with our corporate partners. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. As a result, the reader should not place undue reliance on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors".

         Since our inception in January 1989, almost all of Isis' resources have been devoted to our research, drug discovery and drug development programs. Isis is not yet profitable and we expect to continue to have operating losses for the next few years. Isis's revenue comes from collaborative research and development agreements with pharmaceutical companies, research grants and interest income. The revenue from the collaborations increases the amount of research and development activity that Isis is able to fund and offsets a portion of our research and development costs.

RESULTS OF OPERATIONS

         Isis' revenue from collaborative research and development agreements with corporate and government partners was $16.5 million for the three months ended September 30, 2000, and $23.6 million for the nine months ended September 30, 2000, compared with $9.6 million and $22.0 million, respectively, for the same periods in 1999. The revenue increase was due primarily to $10.7 million in licensing revenue from the sale to Coley of Isis' patents concerning the use of phosphorothioate oligonucleotides for activating the immune system. In addition, Isis earned revenue from ongoing collaborations, including the Pfizer collaboration that began in the second quarter, as well as from government grants and contracts, . These increases were partially offset by a decrease in revenues in 2000, due to the conclusion of development funding in December 1999 by Novartis and Boehringer Ingelheim . Isis recognized contract revenues for research and development activities performed for its joint ventures, OraSense and HepaSense, of $1.8 million and $5.7 million, respectively, for the three and nine months ended September 30, 2000, compared with $1.0 million and $2.4 million, respectively, for the same periods in 1999. The increase in the current year was due to the start of the HepaSense joint venture in January 2000. Isis also had interest income of $2.0 million for the quarter ended September 30, 2000, and $4.5 million for the nine months ended September 30, 2000, compared with $0.6 million and $1.8 million, respectively, for the same periods in 1999. This increase in interest income was primarily due to higher average cash and investment balances and, in part, to higher interest rates.

         Research and development expenses were $16.0 million and $42.0 million, respectively, for the three and nine months ended September 30, 2000, compared with $16.3 million and $47.0 million, respectively, for the same periods in 1999. For both periods, research and development expenses were driven by the cost of activities to support the progress of drugs in clinical trials. The decrease in expenses was primarily the result of our restructuring activities and reduction in staff previously announced in January 2000 offset by increased spending related to the initiation of Phase III clinical trials for ISIS 3521 in non-small cell lung cancer.

         General and administrative expenses decreased to $2.1 million for the three months ended September 30, 2000 and $6.3 million for the nine months ended September 30, 2000, from $2.4 million and $8.0 million, respectively, for the same periods in 1999. This decrease in general and administrative expenses was primarily related to the Company's restructuring activities mentioned above.

         Compensation related to variable stock options was $0.6 million for the three and nine months ended September 30, 2000. Stock options granted to consultants are required to be accounted for as variable stock options in accordance with EITF 96-18. Isis granted options to consultants with exercise prices of fair market value at the time of issuance. In addition, in January 2000 Isis offered non-officer employees an opportunity to exchange certain of their existing options. These options are required to be accounted for as variable stock options in accordance with Financial Accounting Standards Board Interpretation Number 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of Isis' stock price.

         The estimated cost of restructuring activities was recorded in the first quarter of 2000, and totaled $1.6 million. For the nine months ended September 30, 2000, we have incurred actual costs of approximately $1.6 million, a nominal portion of which was incurred in the third quarter. We do not anticipate the actual costs to substantially exceed the amount incurred to date. This expense primarily consisted of costs associated with our reduction in work force.

         Interest expense increased to $3.3 million and $9.6 million, respectively, for the three and nine months ended September 30, 2000, compared to $2.9 million and $8.4 million, respectively, for the same periods in 1999. The increase was due primarily to interest accrued on our $40 million debt financing that was completed in the fourth quarter of 1997 and the second quarter of 1998. In this financing, payment of interest accrues for the first five years and no principal payments are due for 10 years. The increase in interest expense was also due to borrowings by Isis during the second quarter of 1999 and the first and second quarters of 2000 under a debt facility from Elan related to the OraSense joint venture to fund Isis' share of OraSense expenses. Of the $3.3 million of interest expense recognized in the third quarter of 2000, $2.4 million was accrued under long-term debt agreements and will not require current cash payments. Similarly, of the $8.4 million of interest expense incurred during the nine months ended September 30, 2000, $7.0 million was accrued under long-term debt arrangements and will not require current cash payments.

         During the three and nine month periods ended September 30, 2000, Isis recorded a net loss applicable to common stock of $5.7 million and $38.9 million, respectively, or $0.15 and $1.08 per share, respectively, compared with $12.6 million and $41.8 million, respectively, or $0.44 and $1.49 per share, respectively, for the same periods in 1999. The third quarter 2000 loss included $1.8 million in joint venture revenue together with $3.7 million for Isis' equity in the losses from OraSense and HepaSense, the joint ventures, compared to $1.0 million and $2.0 million, respectively, for the same period in 1999. The increases were primarily due to the formation of the HepaSense joint venture in January 2000. Isis' loss from operations was $0.4 million for the third quarter of 2000, compared to $8.0 million for the same period in 1999. The decrease in loss from operations in the third quarter was primarily attributable to the $10.7 million in licensing revenue from the sale to Coley of Isis' patents concerning the use of phosphorothioate oligonucleotides for activating the immune system and, in part, to our restructuring activities. Operating losses may fluctuate from quarter to quarter because of differences in the timing of revenue and expense recognition.

         We believe that inflation and changing prices have not had a material effect on our operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         Isis has financed its operations with revenue from contract research and development, product sales, patent licensing, through the sale of equity securities and the issuance of long-term debt. From our inception through September 30, 2000, we have earned approximately $209 million in revenue from contract research and development, patent licensing and product sales. Isis has also raised net proceeds of approximately $353 million from the sale of equity securities since we were founded. To date, Isis has borrowed approximately $79 million under long-term debt arrangements to finance a portion of its operations.

         As of September 30, 2000, Isis had cash, cash equivalents and short-term investments totaling $120.7 million and working capital of $114.5 million. In comparison, we had cash, cash equivalents and short-term investments of $52.8 million and working capital of $44.2 million as of December 31, 1999. The increases in cash and working capital during the first nine months of 2000 were primarily due to the sales of common stock to institutional investors and the sale of common stock to Elan International Services, Ltd. ("EIS") in conjunction with the formation of HepaSense, funding from Ibis' collaboration with Pfizer, and proceeds from the sale of Isis' patents to Coley.

         Isis' collaborative agreement with Boehringer Ingelheim provided us with a line of credit that was used to support the collaboration's cell adhesion programs. As of September 30, 2000, the outstanding balance of this obligation was $22.6 million. In 1999, Isis reacquired the rights to ISIS 2302 from Boehringer Ingelheim. Therefore, there will be no further draws against this line.

         In 1997 and 1998, Isis borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. The interest accrues during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, Isis issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is accrued during the first five years of the loans, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on the balance sheet net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at September 30, 2000 was $55.7 million.

         As of September 30, 2000, Isis' long-term obligations totaled $96.3 million, compared to $87.3 million at December 31, 1999. The increase was due to the accrual of interest on the ten-year notes described above and the addition of $3.9 million in loans related to partnership agreements, including the OraSense joint venture. This increase was partially offset by principal repayments on existing obligations. The Company expects that capital lease obligations will increase over time to fund capital equipment acquisitions required for Isis' growing business. Isis will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments, combined with interest income and contract revenue will be sufficient to meet our anticipated requirements for at least the next 36 months.

PROSPECTIVE INFORMATION

         On October 4, 2000, We announced that we will reinitiate development of its antisense ICAM-1 inhibitor, ISIS 2302 in Crohn's disease. A recently completed analysis of the randomized trial indicates that those patients who received higher exposure to ISIS 2302 were more likely to experience complete clinical remission, the primary endpoint of the study. Patients in complete clinical remission were completely off steroids and symptom-free. The analysis showed that patients' exposure to ISIS 2302 varied based on gender and weight. Isis is planning additional clinical studies in Crohn's patients using higher doses of ISIS 2302 to reproduce the drug exposure levels that correlated with higher response rates in the analysis.

         On October 18, 2000, we announced that the first patient had been dosed in a Phase III trial of ISIS 3521 in non-small cell lung cancer. The study will evaluate the ability of ISIS 3521 to safely prolong the lives of patients' with non-small cell lung cancer when given in combination with a standard chemotherapy regimen, used to treat non-small cell lung cancer. In early November 2000 we announced that the U.S. Food and Drug Administration ("FDA") granted fast track review status to ISIS 3521. The FDA's fast track review process is intended to expedite the review of treatments that have the potential to address unmet medical needs for serious life-threatening diseases.

         On October 25, 2000, we announced that we had initiated Phase I clinical studies of ISIS 104838, a novel antisense drug to treat inflammatory and autoimmune diseases such as rheumatoid arthritis and Crohn's disease. ISIS 104838, an inhibitor of TNF-alpha, employs Isis' proprietary second-generation antisense chemistry which is more potent and more stable than first generation chemistries. The clinical program for ISIS 104838 will investigate the safety and efficacy of the drug administered intravenously and subcutaneously. Oral formulations of ISIS 104838 are being developed in parallel by Isis' joint venture with Elan, OraSense. OraSense plans to test solid dosage forms (tablets or capsules) of ISIS 104838 in human clinical trials in 2001.

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

         Significant additional trials may be required, and we may not be able to demonstrate that our drug candidates are safe or effective. We have only introduced one commercial product, VitraveneTM. We cannot guarantee that any of our other product candidates will obtain required government approvals or that we can successfully commercialize any products.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS ARE NOT USED BY DOCTORS TO TREAT PATIENTS.

         We cannot guarantee that any of our products in development, if approved for marketing, will be used by doctors to treat patients. We currently have one product, Vitravene, a treatment for CMV retinitis in AIDS patients, which addresses a small commercial market with significant competition. We delivered our first commercial shipment of Vitravene to our partner CIBA Vision in 1998, earning product revenue of $560,000. No commercial shipments of Vitravene were made in 1999 or to date in 2000, and no product revenue was earned.

         The degree of market acceptance for any of our products depends upon a number of factors, including:

                  -        the receipt and scope of regulatory approvals;

                  - the establishment and demonstration in the medical and patient community of the clinical efficacy and safety of our product candidates and their potential advantages over competitive products; and

                  - reimbursement policies of government and third-party payors.

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

OUR BUSINESS COULD SUFFER IF THE RESULTS OF CLINICAL TESTING INDICATE THAT ANY OF OUR PRODUCTS UNDER DEVELOPMENT ARE NOT SUITABLE FOR COMMERCIAL USE.

         Drug discovery and development involves inherent risks, including the risk that molecular targets prove unsuccessful and the risk that compounds that demonstrate attractive activity in preclinical studies do not demonstrate similar activity in human beings or have undesirable side effects. Most of our resources are dedicated to applying molecular biology and medicinal chemistry to the discovery and development of drug candidates based upon antisense technology, a novel drug discovery tool for designing drugs that work at the genetic level to block the production of disease-causing proteins.

WE HAVE INCURRED LOSSES AND OUR BUSINESS WILL SUFFER IF WE FAIL TO ACHIEVE PROFITABILITY IN THE FUTURE.

         Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since we were founded in January 1989. As of September 30, 2000, our accumulated losses were approximately $296 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our current product revenues are derived solely from sales of Vitravene. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN TIMELY FUNDING.

         Based on our current operating plan, we believe that our available cash and existing sources of revenue and credit, together with the interest earned on those funds, will be adequate to satisfy our capital needs for at least the next three years. We expect that we will need substantial additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

         Additional funds will need to be raised through public or private financing. Additional financing may not be available, or, if available, may not be available on acceptable terms. If additional funds are raised by issuing equity securities, the shares of existing stockholders will be subject to further dilution and share prices may decline. If adequate funds are not available, we may be required to cut back on one or more of our research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others. These arrangements may require us to give up rights to certain of our technologies, product candidates or products.

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

OUR BUSINESS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY WITH OUR COMPETITORS.

         Our competitors are engaged in all areas of drug discovery in the United States and other countries, are numerous, and include, among others, major pharmaceutical and chemical companies, specialized biopharmaceutical firms, universities and other research institutions. Our competitors may succeed in developing other new therapeutic drug candidates that are more effective than any drug candidates that we are developing. These competitive developments could make our technology and products obsolete or non-competitive before we have had enough time to develop and commercialize our products, or to recover our research, development or commercialization expenses.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROTECT OUR PATENTS OR OUR PROPRIETARY RIGHTS.

         Our success depends to a significant degree upon our ability to develop proprietary products. However, we cannot assure you that patents will be granted on any of our pending patent applications in the United States or in other countries. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could potentially be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS.

         It is possible that we may have to defend our intellectual property rights in the future. In the event of an intellectual property dispute, we may be forced to litigate or otherwise defend our intellectual property assets. Disputes could involve litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business.

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


THE LOSS OF KEY PERSONNEL, OR THE INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL, COULD ADVERSELY AFFECT OUR BUSINESS.

         We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our management. The loss of our management and key scientific employees might slow the achievement of important research and development goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform research and development work. We may not be able to attract and retain skilled and experienced scientific personnel on acceptable terms, because of intense competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions.

OUR STOCK PRICE MAY CONTINUE TO BE HIGHLY VOLATILE.

         The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. During the past nine months, the market price of our common stock has ranged from $5.88 to $33.81 per share. The market price can be affected by many factors, including, for example, fluctuations in our operating results, announcements of technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY PREVENT STOCKHOLDERS FROM RECEIVING A PREMIUM FOR THEIR SHARES.

         Our certificate of incorporation provides for classified terms for the members of our board of directors. Our certificate also includes a provision that requires at least 66-2/3% of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, any holder of 15% or more of our voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

         Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, special meetings of our stockholders may be called only by the board of directors, the chairman of the board or the president, or by any holder of 10% or more of the outstanding common stock. These provisions may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of Isis without action by the stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Isis is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain short-term investments. Isis invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. Isis does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On September 26, 2000, Isis announced that B. Lynne Parshall had been elected to the Company's Board of Directors, increasing the Board to seven. Ms. Parshall is Executive Vice President and Chief Financial Officer of Isis Pharmaceuticals. She is responsible for overseeing the operations of regulatory affairs, development chemistry and manufacturing, business development, finance, and the Company's legal and patent affairs.

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

            Not applicable

         b. Reports on Form 8-K

            Not applicable

                           ISIS PHARMACEUTICALS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ISIS PHARMACEUTICALS, INC.
                                           (Registrant)


Date:    November 14, 2000          By:     /s/ STANLEY T. CROOKE
         -----------------                  -------------------------------
                                            Stanley T. Crooke, M.D., Ph.D.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date:    November  14, 2000         By:     /s/ B. LYNNE PARSHALL
         ------------------                 -------------------------------
                                            B. Lynne Parshall
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)