Form 10-K405/A
period 2000-12-31
ISIS PHARMACEUTICALS INC
filed 2001-04-02
CIK 874015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

         The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $299,046,755 as of January 12, 2001. *

         The number of shares of voting common stock outstanding as of January 12, 2001 was 40,119,564.


                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

         Registrant's definitive Proxy Statement filed on or about February 28, 2001 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on April 6, 2001 is incorporated by reference into Part III of this Report.

- ------------------------
         *Excludes 10,584,082 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the registrant to exceed 10% of the common stock outstanding at January 12, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                EXPLANATORY NOTE

         This Amendment to the Annual Report on Form 10-K for Isis Pharmaceuticals, Inc. is being filed solely to amend Item 14(a)(3) and Item 14(c) by adding Exhibit 10.25.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.

                                   ISIS PHARMACEUTICALS, INC.

                                   By:   /s/ B. LYNNE PARSHALL
                                         ----------------------
                                         B. Lynne Parshall
                                         Executive Vice President,
                                         Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                      TITLE                            DATE
                ----------                                      -----                            ----
STANLEY T. CROOKE, M.D., PH.D.*
- ---------------------------------
Stanley T. Crooke, M.D., Ph.D.                          Chairman of the Board,
                                                        Chief Executive Officer and
                                                        Director (Principal
                                                        executive officer)                    April 2, 2001
/s/  B. LYNNE PARSHALL
- ---------------------------
B. Lynne Parshall                                       Executive Vice President, Chief
                                                        Financial Officer and Director
                                                        (Principal financial and
                                                        accounting officer)                   April 2, 2001


CHRISTOPHER F. O. GABRIELI*
- -----------------------------
Christopher F. O. Gabrieli                              Director                              Arpil 2, 2001


WILLIAM R. MILLER*
- -----------------------
William R. Miller                                       Director                              April 2, 2001


/s/ FRED T. MUTO
- -----------------------
Fred T. Muto                                            Director                              April 2, 2001


MARK B. SKALETSKY*
- -----------------------
Mark B. Skaletsky                                       Director                              April 2, 2001


JOSEPH H. WENDER*
- -------------------------
Joseph H. Wender                                        Director                              April 2, 2001


*By: /s/ B. LYNNE PARSHALL
     ---------------------
     B. Lynne Parshall
     Attorney-in-Fact

                                INDEX TO EXHIBITS

   Exhibit
   NUMBER          DESCRIPTION OF DOCUMENT
   ------          -----------------------
   1.1         -   Form of Common Stock Purchase Agreement between the
                   Registrant and Ridgeway Investment Limited. (16)

   3.1         -   Amended and Restated Certificate of Incorporation filed June
                   19, 1991. (1)

   3.2         -   Bylaws.  (1)

   3.3         -   Certificate of Designation of the Series A Convertible
                   Preferred Stock. (11)

   3.4         -   Certificate of Designation of the Series B Convertible
                   Preferred Stock. (14)

   3.5         -   Certificate of Designation of the Series C Junior
                   Participating Preferred Stock. (17)

   4.1         -   Reference is made to Exhibits 3.1 through 3.5.

   4.2         -   Specimen Stock Certificate.  (1)

   4.3         -   Specimen Series A Preferred Stock Certificate.  (18)

   4.4         -   Specimen Series B Preferred Stock Certificate.  (18)

   4.5         -   Form of Right Certificate.  (17)

   10.1        -   Form of Indemnification Agreement entered into between the
                   Registrant and its Directors and Officers with related schedule. (1)

   10.2   *    -   Registrant's 1989 Stock Option Plan, as amended.  (6)

   10.3   *    -   Registrant's 1992 Non-Employee Directors Stock Option Plan,
                   as amended. (4)

   10.4   *    -   Form of Performance-Based Supplemental Stock Option
                   Agreement dated January 6, 2000 under the 1989 Stock Option
                   Plan entered into between the Registrant and certain of its officers together with related schedule. (19)

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

   10.9        -   Stock Purchase Agreement between the Registrant and
                   Boehringer Ingelheim International GmbH, dated as of July 18,
                   1995 (with certain confidential information deleted). (2)

   10.10       -   Collaborative Agreement between the Registrant and Boehringer
                   Ingelheim International GmbH, dated as of July 18, 1995 (with certain confidential information deleted). (3)

   10.11       -   Agreement between the Registrant and CIBA Vision Corporation
                   (now Novartis Ophthalmics) dated July 10, 1997 (with certain confidential information deleted). (5)

   10.12       -   Amendment No. 2 to the Agreement between the Registrant and
                   CIBA Vision Corporation, dated September 14, 1998 (with certain confidential information deleted). (8)

   10.13       -   Imperial Bank Note Secured by Deed of Trust dated March 24,
                   1997 in the amount of $6,000,000, together with the related
                   Deed of Trust and Assignment of Rents dated March 24, 1997.
                   (5)

   10.14       -   Imperial Bank Note Secured by Deed of Trust dated March 24,
                   1997 in the amount of $3,706,620, together with the related
                   Deed of Trust and Assignment of Rents dated March 24, 1997.
                   (5)

   10.15       -   Purchase Agreement between the Registrant and Reliance
                   Insurance Company for 14% Senior Subordinated Discount Notes due November 1, 2007 and Warrants for Common Stock dated
                   October 24, 1997 (with certain confidential information deleted). (6)

   10.16       -   First Supplement to Purchase Agreement between the Registrant and Reliance Insurance Company for 14% Senior Subordinated
                   Discount Notes due November 1, 2007 and Warrants for Common
                   Stock dated May 1, 1998 (with certain confidential information deleted). (7)

   10.17       -   Asset Purchase Agreement between the Registrant and Gen-Probe
                   Incorporated dated December 19, 1997 (with certain confidential information deleted). (6)

   10.18       -   Research Collaboration and License Agreement between Merck &
                   Co., Inc. and the Registrant dated June 1, 1998 (with certain confidential information deleted). (7)

   10.19       -   Patent Rights Purchase Agreement between the Registrant and
                   Gilead Sciences, Inc., dated December 18, 1998 (with certain confidential information deleted). (9)

   10.20       -   Subscription, Joint Development and Operating Agreement,
                   dated April 20, 1999 by and among the Registrant, Elan
                   Corporation, plc, Elan International Services, Ltd. And
                   Orasense, Ltd. (with certain
                   confidential information deleted); together with the related
                   Securities Purchase Agreement, Convertible Promissory Note,
                   Warrant to Purchase Shares of Common Stock, Registration
                   Rights Agreements and License Agreements. (12)

   10.21       -   Agreement dated August 31, 1999 between Boehringer Ingelheim
                   International GmbH and the Registrant; together with related
                   Amendment to the Stock Purchase Agreement. (13)

   10.22       -   Subscription, Joint Development and Operating Agreement,
                   dated January 14, 2000 by and among the Registrant, Elan
                   Corporation, plc, Elan International Services, Ltd. and
                   HepaSense, Ltd. (with certain confidential information deleted); together with the related Securities Purchase
                   Agreement, Convertible Promissory Note, Warrant to Purchase
                   Shares of Common Stock, Registration Rights Agreements and
                   License Agreements. (14)

   10.23       -   Agreement between the Registrant and Agouron Pharmaceuticals, dated June 9, 2000 (with certain confidential information deleted). (15)

   10.24       -   Rights Agreement dated as of December 8, 2000 between the
                   Registrant and American Stock Transfer & Trust Company. (17)

   10.25       -   Agreement between the Registrant and Coley Pharmaceutical
                   Group, Inc., f/k/a CpG ImmunoPharmaceuticals, Inc., dated
                   September 27, 2000.

   23.1        -   Consent of Ernst & Young LLP, Independent Auditors. (19)

   24.1        -   Power of Attorney. (19)

   99.1        -   Form of Confidentiality Agreement.  (11)


- ------------------

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

(19) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

* Indicates management compensatory plans and arrangements as required to be filed as exhibits to this Report pursuant to Item 14(c).