Form 10-Q
period 2001-06-30
ISIS PHARMACEUTICALS INC
filed 2001-08-10
CIK 874015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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

(1) Yes X	No	(2) Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.001 par value (Class)	42,247,956 shares (Outstanding at June 30, 2001)

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

ISIS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$12,736	$39,615
Short-term investments	93,562	87,647
Contracts receivable	2,098	3,346
Prepaids and other current assets	2,545	2,596

Total current assets	110,941	133,204
Property, plant and equipment, net	23,330	22,625
Licenses, net	29,934	500
Patents, net	15,016	13,815
Investments in affiliates	7,094	12,491
Deposits and other assets	1,213	621

Total assets	$187,528	$183,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,805	$2,231
Accrued compensation	2,744	3,598
Accrued liabilities	1,742	1,429
Deferred revenues	5,877	2,771
Current portion of long term obligations	12,766	4,607

Total current liabilities	25,934	14,636
Long-term obligations, less current portion	115,666	102,254
Stockholders' equity:
Series A Convertible Exchangeable 5% Preferred stock, $.001 par value, 120,150 shares authorized, issued and outstanding at June 30, 2001 and December 31, 2000	12,015	12,015
Accretion of Series A Preferred stock dividends	1,376	1,050
Series B Convertible Exchangeable 5% Preferred stock, $.001 par value, 16,620 shares authorized, 12,015 shares issued and outstanding at June 30, 2001 and December 31, 2000	12,015	12,015
Accretion of Series B Preferred Stock dividends	899	584
Common stock, $.001 par value, 100,000,000 shares authorized, 42,247,956 shares and 40,085,447 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	42	40
Additional paid-in capital	377,333	352,854
Deferred compensation	(329)	(858)
Accumulated other comprehensive income	569	126
Accumulated deficit	(357,992)	(311,460)

Total stockholders' equity	45,928	66,366

Total liabilities and stockholders' equity	$187,528	$183,256

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenue:
Research and development revenues under collaborative agreements	$5,114	$4,139	$7,903	$6,888
Research and development revenues from affiliates	2,432	2,761	4,148	3,929
Licensing and royalty revenue	46	85	174	222

Total revenue	7,592	6,985	12,225	11,039

Expenses:
Research and development	19,924	12,746	39,059	25,985
General and administrative	2,778	2,414	5,593	4,238
Compensation related to stock options	1,354	—	1,271	—
Restructuring activities	—	—	—	1,608

Total operating expenses	24,056	15,160	45,923	31,831

Loss from operations	(16,464)	(8,175)	(33,698)	(20,792)
Equity in loss of affiliates	(4,194)	(4,594)	(8,158)	(8,089)
Interest income	1,106	1,596	3,083	2,488
Interest expense	(3,491)	(3,129)	(7,117)	(6,236)

Net loss	(23,043)	(14,302)	(45,890)	(32,629)
Accretion of dividends on preferred stock	(323)	(306)	(642)	(587)

Net loss applicable to common stock	$(23,366)	$(14,608)	$(46,532)	$(33,216)

Basic and diluted net loss per share	$(0.58)	$(0.40)	$(1.15)	$(0.95)

Shares used in computing basic and diluted Net loss per share	40,492	36,979	40,322	35,021

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2001	2000
Net cash used in operating activities	$(24,222)		$(19,385)
Investing activities:
Short-term investments	(5,472)		(40,745)
Property and equipment	(3,006)		(924)
Licenses and other assets	(17,683)		(876)
Investment in affiliates	(3,333)		(15,865)

Net cash used in investing activities	(29,494)		(58,410)

Financing activities:
Net proceeds from issuance of equity securities	24,379		102,103
Proceeds from long-term borrowings	4,043		3,850
Principal payments on debt and capital lease obligations	(1,585)		(1,411)

Net cash provided from financing activities	26,837		104,542

Net (decrease) increase in cash and cash equivalents	(26,879)		26,747
Cash and cash equivalents at beginning of period	39,615		35,296

Cash and cash equivalents at end of period	$12,736		$62,043

Supplemental disclosures of cash flow information:
Interest paid	$1,524		$530

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock dividends into preferred stock	$—		$308

Additions to debt for licensing costs	$13,500	$

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

    The unaudited interim financial statements for the six month periods ended June 30, 2001 and 2000 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 2000. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

  Revenue Recognition

    Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to the contractual limits. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future are recognized as revenues upon receipt of such payments. Revenues related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue from product sales is recognized at the time products are shipped.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Strategic Alliances

  Affiliates

    Isis currently has two joint ventures with Elan Corporation, plc (Elan). In April 1999, Orasense Ltd. (Orasense) was formed to develop technology for the formulation of oral oligonucleotide drugs. In January 2000, the second joint venture, HepaSense Ltd. (HepaSense), was formed to treat patients chronically infected with the Hepatitis C virus. Both affiliates are Bermuda limited companies. Each entity's outstanding common stock is owned 80.1% by Isis and 19.9% by Elan.

    Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16 in each entity. Therefore, Isis does not consolidate the financial statements of Orasense or HepaSense, but instead accounts for the investments in each under the equity method of accounting. For the quarter and six month periods ended June 30, 2001, Isis recognized $2.4 million and $4.1 million, respectively, in revenue for research and development activities performed for these joint ventures. For the three and six month periods ended June 30, 2000,

Isis reported $2.8 million and $3.9 million in revenue, respectively. These amounts are included as research and development revenues from affiliates for the respective periods.

    The results of operations of Orasense for the quarter and six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$—	$—	$—	$—
Research and development expense	3,173	3,037	5,633	6,151

Net loss	$(3,173)	$(3,037)	$(5,663)	$(6,151)

    The results of operations of HepaSense for the quarter and six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$—	$—	$—	$—
Research and development expense	2,062	2,689	4,216	3,939

Net loss	$(2,062)	$(2,689)	$(4,216)	$(3,939)

  Agouron Pharmaceuticals, Inc., a Pfizer Company

    In May 2001, Ibis Therapeutics™, a division of Isis, earned a $2.5 million research milestone payment from Agouron Pharmaceuticals, Inc., a Pfizer Company (Pfizer), for progress in Ibis' collaboration to discover small molecule drugs that bind to RNA. The payment was included as research and development revenue under collaborative agreements for the three and six month periods ended June 30, 2001.

  Merck & Company, Inc.

    In May 2001, Isis and Merck & Company, Inc. (Merck) announced that Isis licensed its preclinical Type 2 diabetes antisense drug candidate, ISIS 113715, to Merck. Merck will undertake the future development and commercialization of the compound. Isis received an upfront payment for certain expenses associated with the preclinical development of the drug. In addition, Merck will make a series of milestone payments to Isis on the achievement of development and regulatory milestones for the drug. Merck will also make royalty payments based on sales of the drug. Isis recorded a portion of the payment as research and development revenue during the second quarter of 2001 with the balance to be recognized over the period of Isis' continued involvement with the agreement.

  Hybridon, Inc.

    In May 2001, Isis and Hybridon, Inc. entered into an agreement under which Isis acquired an exclusive license to all of Hybridon's antisense chemistry and delivery patents and technology. Hybridon received a license to Isis' suite of RNase H patents. In exchange for the license to Hybridon's antisense patents, Isis paid $15.0 million in cash and will pay Hybridon $19.5 million in Isis common stock over the next two years. In return for access to Isis' patents, Hybridon will pay Isis $6.0 million in Hybridon common stock over the next three years. Isis' balance sheet at June 30, 2001 reflects a licensing asset for the net amount of $28.3 million related to this agreement.

3. Comprehensive Loss

    SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

	Statements of Comprehensive Loss (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Comprehensive loss:
Change in unrealized gains(losses)	$(30)	$(68)	$443	$3
Net loss	(23,366)	(14,608)	(46,532)	(33,216)

Comprehensive loss	$(23,396)	$(14,676)	$(46,089)	$(33,213)

4. Financing

    In June 2001, Isis issued 1,986,874 shares of common stock at prices ranging from $11.03 to $11.50 per share.

5. Subsequent Events

    In July 2001, Isis entered into a collaboration with PE Corporation through the Celera Genomics Group (Celera), in which Celera will employ Isis' GeneTrove division to identify the biological role of more than 200 genes. Isis will recognize the related revenue over the 18 month term of the agreement as the services are performed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Such statements are subject to certain risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, and the endeavor of building a business around such potential products. Actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2000 which is on file with the U.S. Securities and Exchange Commission and those identified in the section of Item 2 entitled "Risk Factors" of this report. As a result, the reader is cautioned not to rely on these forward-looking statements.

    Since our inception in January 1989, almost all of our resources have been devoted to research, drug discovery and drug development programs. We are not yet profitable and expect to continue to have operating losses for the next several years. Our revenue comes from collaborative research and development agreements with pharmaceutical companies, the sale and licensing of our intellectual property, research grants and interest income. The revenue from the collaboration agreements increases the amount of research and development activity that we are able to fund and offsets a portion of our research and development costs. In 1998, we received approval from the U.S. Food and Drug Administration, or FDA, to begin marketing our first product, Vitravene™, a drug used to treat CMV retinitis.

Results of Operations

    Our total revenue for the quarter and six months ended June 30, 2001 was $7.6 million and $12.2 million, respectively, compared to $7.0 million and $11.0 million for the same periods of 2000. The increase in revenue for the quarter and six months ended June 30, 2001 compared to the same periods of 2000, was due primarily to our licensing of ISIS 113715, a preclinical Type 2 diabetes candidate, to Merck and the $2.5 million milestone that our Ibis Therapeutics division earned in its collaboration with Pfizer. The increase was partially offset by the conclusion of research funding from AstraZeneca and certain government grants.

    Our research and development expenses were $19.9 million for the three months ended June 30, 2001, and $39.1 million for the six months ended June 30, 2001, compared with $12.7 million and $26.0 million for the same periods of 2000. The increase in expenses in 2001 compared to 2000 was driven by the cost of preclinical and clinical activities to advance the development of our drugs. Currently we have eleven products in development, up from seven in the same period of last year. Additionally, seven of the eleven products are in the more expensive stages of development, Phase 2 or Phase 3 clinical trials.

    Our general and administrative expenses increased slightly to $2.8 million for the second quarter and $5.6 million for the six months ended June 30, 2001, from $2.4 million and $4.2 million for the same periods of 2000. The increase was primarily due to additional expense required to support our increasing research and development activities.

    Our compensation related to stock options for the quarter and six months ended June 30, 2001 was $1.4 million and $1.3 million, respectively. There was no similar expense recorded for the same periods of 2000. The expense was primarily a result of an exchange we made regarding certain existing options to non-officer employees completed in January 2000. These exchanged options are required to be accounted for as variable stock options in accordance with Financial Accounting Standards Board Interpretation No. 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of our stock price. In addition, we account for stock options granted to consultants in accordance with EITF 96-18, which also contributed to these expenses.

    Our interest expense for the quarter and six months ended June 30, 2001 was $3.5 million and $7.1 million, respectively, compared to $3.1 million and $6.2 million for the same periods of 2000. The increase was due to the increase in debt on the convertible debt facilities available to us from Elan to fund research and development activities for Orasense and HepaSense. During the second quarter we borrowed an additional $3.3 million resulting in a June 30, 2001 balance of $15.6 million, compared to $6.4 million for the same period of 2000. Also contributing to the increase in our interest expense, was the interest accruing on our $40 million debt financing that was completed in the fourth quarter of 1997 and the second quarter of 1998. In this financing, interest accrues for the first five years and no principal payments are due for 10 years.

    Interest income decreased to $1.1 million for the second quarter and increased to $3.1 million for the six months ended June 30, 2001, from $1.6 million and $2.5 million for the same periods of 2000. The decrease in interest income for the quarter ended June 30, 2001 compared to the same period of 2000 is related to lower average cash and investment balances for the quarter combined with lower rates of return on investments in 2001 compared to 2000. The increase in interest income for the six months ending June 30, 2001 compared to the same period in 2000 was due to higher average investment balances during the 2001 period offset by lower rates of return in 2001 compared to 2000.

    During the quarter and six months ended June 30, 2001 we recorded a net loss applicable to common stock of $23.4 million and $46.5 million, or $0.58 and $1.15 per share, respectively, compared with $14.6 million and $33.2 million, or $0.40 and $0.95 per share, respectively, for the same periods in 2000. Our loss from operations was $16.5 million for the second quarter of 2001, compared to $8.2 million for the same period in 2000. The increases in our net loss applicable to common stock and loss from operations were primarily the result of increased operating expenses related to the eleven products we have in development, including the ongoing Phase 3 trial of Isis 3521 in patients with non small cell lung cancer. This program, the planned Phase 3 trial of Isis 2302 in patients with Crohn's disease, and the continued aggressive development of the remaining drugs in our pipeline, will result in increased expenses and lead to an increase in our net loss from operations for 2001 over our 2000 net loss from operations. Additionally, non-cash compensation related to stock options included in expenses for the quarter and six months ended June 30, 2001 was $1.4 million and $1.3 million, respectively. We expect operating losses to fluctuate from quarter to quarter because of differences in the timing of revenue recognized, and expenses incurred.

    We believe that inflation and changing prices have not had a material effect on our operations to date.

Liquidity and Capital Resources

    We have financed our operations with revenue from contract research and development, revenue from the sale or licensing of our intellectual property, the sale of our equity securities, and the issuance of long-term debt. From our inception through June 30, 2001, we have earned approximately $230 million in revenue from contract research and development and the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $392 million from the sale of equity securities. We have borrowed approximately $86.3 million under long-term debt arrangements to finance a portion of our operations.

    As of June 30, 2001, we had cash, cash equivalents and short-term investments totaling $106.3 million and working capital of $85.0 million. In comparison, we had cash, cash equivalents and short-term investments of $127.3 million and working capital of $118.6 million as of December 31, 2000. The decreases in our cash, cash equivalents and short-term investments, and working capital in 2001 from 2000 were due primarily to cash used to fund our operations, and the decision to strengthen our intellectual property by entering into a licensing agreement with Hybridon, Inc. The decrease was partially offset by the sale of our common stock to an institutional investor in the second quarter of 2001.

    In 1997 and 1998, we borrowed a total of $40 million in private transactions. The loans bear interest at 14% per annum and must be repaid on November 1, 2007. The interest accrues during the first five years of the loans. After the first five years, interest must be paid quarterly. No principal payments are required until November 1, 2007. In conjunction with these transactions, we issued warrants to purchase 800,000 shares of common stock at a price of $25 per share. The warrants issued in connection with both of these financings expire on November 1, 2004. Because interest is accrued during the first five years, the balance of these borrowings will accrue to a total of $78 million on November 1, 2002. The debt under these arrangements is carried on our balance sheet, net of the amortized amount allocated to the warrants and including accrued interest. The combined carrying amount of these notes at June 30, 2001 was $64.8 million.

    As of June 30, 2001, our long-term obligations totaled $115.7 million, versus $102.3 million at December 31, 2000. The increase was primarily due to the accrual of interest on the ten-year notes described above and our convertible debt facilities. This increase was partially offset by principal repayments on existing obligations. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our growing business. We will continue to use lease financing as long as the terms remain commercially attractive. We believe that our existing cash, cash equivalents and short-term investments at June 30, 2001, combined with contract revenue and interest income should be sufficient to fund our operations for the next 30 to 36 months.

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

    Because of the nature of the business of drug discovery and development, our expenses have exceeded our revenues since we were founded in January 1989. As of June 30, 2001, our accumulated losses were approximately $358 million. Most of the losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our growth and operations. These costs have exceeded our revenues, most of which have come from collaborative arrangements, interest income and research grants. Our product revenues to date have been derived solely from sales of Vitravene. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and we expect losses to increase as our preclinical testing and clinical trial efforts continue to expand. We cannot guarantee that we will successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any additional products, or achieve or sustain future profitability.

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

    The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. During the past twelve months, the market price of our common stock has ranged from $7.94 to $15.00 per share. The market price can be affected by many factors, including, for example, fluctuations in our operating results, announcements of clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 9, 2001, Isis filed suit against Sequitur, Inc. in the United States District Court for the Southern District of California. The suit alleges infringement of United States Patent No. 6,001,653 entitled "Human Type 2 RNase H", which was issued to Isis on December 14, 1999.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.
    Exhibits

3.1	Bylaws of Isis Pharmaceuticals, Inc.
3.2	Amended and Restated Certificate of Incorporation filed April 9, 2001
10.1	Agreement between the Registrant and Merck & Co., Inc., dated May 22, 2001 (with certain confidential information deleted)
10.2	Master Agreement between the Registrant and Hybridon, Inc., dated May 24, 2001 (with certain confidential information deleted)
10.3	Agreement between the Registrant and PE Corporation through the Celera Genomics Group, dated July 9, 2001 (with certain confidential information deleted)
    b.
    Reports on Form 8-K

        Not applicable.

ISIS PHARMACEUTICALS, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 10, 2001	By:	/s/ STANLEY T. CROOKE Stanley T. Crooke, M.D., Ph.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2001	By:	/s/ B. LYNNE PARSHALL B. Lynne Parshall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RISK FACTORS
  PART II—OTHER INFORMATION
SIGNATURES