Form 10-Q/A
period 2001-06-30
ISIS PHARMACEUTICALS INC
filed 2001-08-15
CIK 874015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(1) Yes /x/ No / /	(2) Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.001 par value	42,247,956 shares
(Class)	(Outstanding at June 30, 2001)

Explanatory Note

    This amendment to the Form 10-Q, for the quarterly period ended June 30, 2001, is being filed solely to amend Part II, Item 6, Exhibit 10.2.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

Exhibits
3.1	Bylaws of Isis Pharmaceuticals, Inc.
3.2	Amended and Restated Certificate of Incorporation filed April 9, 2001
10.1	Agreement between the Registrant and Merck & Co., Inc., dated May 22, 2001 (with certain confidential information deleted)
10.2	Master Agreement between the Registrant and Hybridon, Inc., dated May 24, 2001, (with certain confidential information deleted)
10.3	Agreement between the Registrant and PE Corporation through the Celera Genomics Group, dated July 9, 2001 (with certain confidential information deleted)
  b.
  Reports on Form 8-K

    Not applicable.

2

ISIS PHARMACEUTICALS, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISIS PHARMACEUTICALS, INC. (Registrant)
Date: August 15, 2001	By:	/s/ B. LYNNE PARSHALL B. Lynne Parshall Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

3

QuickLinks

Explanatory Note
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
ISIS PHARMACEUTICALS, INC. SIGNATURES