Form 10-Q
period 2002-06-30
ISIS PHARMACEUTICALS INC
filed 2002-08-14
CIK 874015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-19125

Isis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0336973
(State or other jurisdiction of incorporations or organization)	(I.R.S. Employer Identification No.)

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

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.001 par value	54,296,723
(Class)	(Outstanding at August 1, 2002)

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX

ISIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$110,017	$127,011
Short-term investments	215,119	185,007
Contracts receivable	12,010	10,360
Other current assets	11,310	6,438

Total current assets	348,456	328,816
Property, plant and equipment, net	37,946	28,245
Licenses, net	31,148	32,361
Patents, net	18,186	16,735
Deposits and other assets	5,168	6,605
Long-term investments	2,322	4,299

Total assets	$443,226	$417,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,197	$6,126
Accrued compensation	3,734	5,646
Accrued liabilities	4,677	3,942
Amount due to affiliates	4,729	—
Current portion of deferred revenues	21,220	22,696
Current portion of long-term obligations	9,737	9,837

Total current liabilities	47,294	48,247
Long-term deferred revenue, less current portion	17,900	20,005
Long-term obligations, less current portion	191,661	125,710
Stockholders' equity:
Series A Convertible Exchangeable 5% Preferred stock, $.001 par value, 120,150 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001	12,015	12,015
Accretion of Series A Preferred stock dividends	2,050	1,711
Series B Convertible Exchangeable 5% Preferred stock, $.001 par value, 16,620 shares authorized, 12,015 shares issued and outstanding at June 30, 2002 and December 31, 2001	12,015	12,015
Accretion of Series B Preferred stock dividends	1,553	1,222
Common stock, $.001 par value, 100,000,000 shares authorized, 54,191,776 and 53,750,318 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	54	54
Additional paid-in capital	585,404	582,258
Deferred compensation	(22)	(245)
Accumulated other comprehensive income (loss)	(600)	660
Accumulated deficit	(426,098)	(386,591)

Total stockholders' equity	186,371	223,099

Total liabilities and stockholders' equity	$443,226	$417,061

Note:    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
In thousands, except for per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
Research and development revenue under collaborative agreements	$17,889	$5,114	$32,603	$7,903
Research and development revenue from affiliates	2,087	2,432	5,121	4,148
Licensing and royalty revenue	85	46	296	174

Total revenue	20,061	7,592	38,020	12,225

Expenses:
Research and development	31,530	19,924	58,513	39,059
General and administrative	2,444	2,778	4,671	5,593
Compensation related to stock options	(1,574)	1,354	(3,106)	1,271

Total operating expenses	32,400	24,056	60,078	45,923

Loss from operations	(12,339)	(16,464)	(22,058)	(33,698)
Equity in loss of affiliates	(3,960)	(4,194)	(9,726)	(8,158)
Investment income	1,892	1,106	4,036	3,083
Interest expense	(4,164)	(3,491)	(8,795)	(7,117)
Loss on prepayment of debt	(2,294)	—	(2,294)	—

Net loss	(20,865)	(23,043)	(38,837)	(45,890)
Accretion of dividends on preferred stock	(335)	(323)	(670)	(642)

Net loss applicable to common stock	$(21,200)	$(23,366)	$(39,507)	$(46,532)

Basic and diluted net loss per share	$(0.39)	$(0.58)	$(0.73)	$(1.15)

Shares used in computing basic and diluted net loss per share	54,117	40,492	54,022	40,322

See accompany notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
Net cash used in operating activities	$(70,777)	$(24,222)
Investing activities:
Short-term investments	(31,372)	(5,472)
Property and equipment	(12,450)	(3,006)
Other assets	(2,667)	(17,683)
Investment in affiliates	(3,690)	(3,333)

Net cash used in investing activities	(50,179)	(29,494)

Financing activities:
Net proceeds from issuance of equity securities	6,475	24,379
Proceeds from long-term borrowings	18,513	4,043
Net proceeds from issuance of convertible debt	120,935	—
Principal payments on debt and capital lease obligations	(1,901)	(1,585)
Principal payment on prepayment of debt	(40,060)	—

Net cash provided from financing activities	103,962	26,837

Net decrease in cash and cash equivalents	(16,994)	(26,879)
Cash and cash equivalents at beginning of period	127,011	39,615

Cash and cash equivalents at end of period	$110,017	$12,736

Supplemental disclosures of cash flow information:
Interest paid	$34,003	$1,524

Supplemental disclosures of non-cash financing activities:
Additions to debt for licensing costs	—	13,500

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

        The unaudited interim financial statements for the six month periods ended June 30, 2002 and 2001 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 2001. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Revenue Recognition

        Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

  Research and development revenue under collaborative agreements.

        Research and development revenue under collaborative agreements is recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements related to future performance are deferred and recorded as revenue earned over their specified future performance period. Revenue related to nonrefundable, up-front fees is recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones is recognized upon completion of the milestone's performance requirement. Isis recognized revenue from federal research grants during the period in which the related expenditures are incurred. Revenue from product sales is recognized as the products are shipped.

        As part of the Company's alliance with Eli Lilly and Company, Lilly provided a $100 million interest-free loan to fund the research collaboration. As of June 2002, Isis had drawn down $32.5 million on the $100 million loan. Isis discounted the $32.5 million that had been drawn on the loan as of June 30, 2002, to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis is accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan, represents value given to Isis by Lilly to help fund the research collaboration, and Isis is accounting for the difference as deferred revenue related to the collaboration, which is recognized as revenue over the period of performance.

  Research and development revenue from affiliates

        Research and development revenue from affiliates is recognized as the related expenses are incurred, up to contractual limits. Revenue related to milestones is recognized upon completion of the milestone's performance requirement, unless consideration for achievement of the milestone is in cash in exchange for the Company's common stock.

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

  Accounting Pronouncements

        In April 2002 the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 145,"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they meet the specific criteria for treatment as an extraordinary item. The Company adopted the provisions of SFAS 145 effective January 1, 2002, and applied them to its prepayment in May 2002 of the Company's 14% Senior Subordinated Notes. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

2.    Strategic Alliances

  Affiliates

        In April 1999, Orasense Ltd. (Orasense) was formed to develop technology for the oral formulation of oligonucleotide drugs. In January 2000, a second joint venture, HepaSense Ltd. (HepaSense), was formed to treat patients chronically infected with the Hepatitis C virus. Both affiliates are Bermuda limited companies. Each entity's outstanding common stock is owned 80.1% by Isis and 19.9% by Elan. The original research agreement and funding period for Orasense and HepaSense ended in April 2002 and July 2002, respectively. Isis and Elan are in the process of negotiating the next steps for both joint ventures. The collaborations are continuing through this negotiation process.

        Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights' as defined in EITF 96-16 in each entity. Therefore, Isis does not consolidate the financial statements of Orasense or HepaSense, but instead accounts for the investments in each under the equity method of accounting. For the quarter and six month periods ended June 30, 2002, Isis recognized $2.1 million and $5.1 million, respectively, in revenue for research and development activities performed for these joint ventures. For the three and six month periods ended June 30, 2001, Isis reported $2.4 million and $4.1 million in revenue, respectively. These amounts are included as research and development revenue from affiliates for the respective periods.

        In April 2002, Isis achieved a development milestone in its HepaSense Ltd. joint venture with Elan triggering a $3.75 million equity purchase by Elan of Isis common stock at a price of $29.74. Elan also received a warrant to purchase 6,304 shares of Isis common stock at an exercise price of $59.48 per share. The result of this transaction increased the Company's cash balance and was not recorded as revenue.

        The results of operations of Orasense for the quarter and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$—	$—	$—	$—
Research and development expense	1,080	3,173	4,311	5,633

Net loss	$(1,080)	$(3,173)	$(4,311)	$(5,633)

        The results of operations of HepaSense for the quarter and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$—	$—	$—	$—
Research and development expense	3,864	2,062	7,833	4,216

Net loss	$(3,864)	$(2,062)	$(7,833)	$(4,216)

  U.S. Army Medical Research Institute & Infectious Diseases

        In March 2002, Ibis Therapeutics, a division of Isis, transitioned its government-sponsored research program to discover novel antibacterial drugs for biological warfare defense to the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. As a result of this transition, Ibis received a new three-year contract from USAMRIID to advance Ibis' work in developing therapeutic countermeasures to biological warfare. We expect to receive funding of up to $2.4 million under this contract. This contract builds on Ibis's earlier research programs with the Defense Advance Research Projects Agency, or DARPA. Transition from DARPA to other government agencies for later-stage program development is a direct result of agency selection and demonstration of a successful initiative.

  Merck and Co., Inc.

        In April 2002, Isis extended for a second time its collaboration with Merck to discover drug candidates to treat patients with HCV. The objective of the one-year extension is to continue Isis' discovery efforts to identify additional novel compounds for Merck to potentially develop as new treatments for HCV. As part of the extension, Merck paid Isis a research milestone established in the initial agreement, and has agreed to pay Isis research support for an additional year and clinical development milestone payments for compounds that arise from the collaboration and royalties from product sales. Isis began the original three-year drug discovery collaboration with Merck in June 1998 and announced the first one-year extension in May 2001.

  Eli Lilly and Company

        In June 2002, Isis expanded the Company's antisense drug discovery collaboration with Lilly beyond the original areas of inflammatory and metabolic diseases to include the discovery of antisense drugs to inhibit specific gene targets associated with cancer. The expanded collaboration will focus initially on several antisense preclinical compounds, including ISIS 23722, directed at cellular regulators of cancer cell death, or apoptosis. Lilly paid Isis an up-front fee, which the Company is recognizing as revenue over the two-year term of the expansion.

3.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary follows:

	Statements of Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Comprehensive loss:
Change in unrealized gains (losses)	$(1,445)	$(30)	$(1,260)	$443
Net loss applicable to common stock	(21,200)	(23,366)	(39,507)	(46,532)

Comprehensive loss	$(22,645)	$(23,396)	$(40,767)	$(46,089)

4.    Debt Issuance and Debt Prepayment

        In May 2002, Isis issued in a private placement $125 million of 5 1/2% convertible subordinated notes due May 2009. The Company received approximately $121 million of proceeds net of offering costs.

        In May 2002, Isis prepaid its 14% Senior Subordinated Notes totaling approximately $74 million with proceeds the Company received from the above mentioned debt offering. The transaction resulted in a payment of $40.1 million in principal, $32.6 million in accrued interest, and a $2.3 million loss on prepayment of debt which consisted of unamortized issuance costs, unamortized warrants and prepaid interest.

5.    Subsequent Events

        On July 3, 2002 the Company prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. This prepayment resulted in a gain of approximately $5 million, which will be recorded in the third quarter of 2002 as a gain from prepayment of debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, in the process of conducting gene functionalization and target validation services, and in the endeavor of building a business around such products and services. Actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the U.S. Securities and Exchange Commission and those identified in the section of Item 2 entitled "Risk Factors" beginning on page 17 of this Report. As a result, you are cautioned not to rely on these forward-looking statements.

        Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We can design antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into a broad pipeline of 13 antisense products currently in all phases of clinical development. Our drugs in development treat a variety of health conditions, including cancer and inflammatory, viral, metabolic and dermatological diseases, and are being studied in intravenous, subcutaneous, topical cream, enema and oral formulations. We achieved marketing clearance for the world's first antisense drug Vitravene (fomivirsen) in 1998.

        Established in 2000, GeneTrove is our functional genomics division, which commercializes the first step of our antisense drug discovery program. GeneTrove capitalizes on the specificity of antisense, using it as a tool to identify what a gene does, which is called gene functionalization, and whether a specific gene is a good target for drug discovery, which is called target validation. GeneTrove provides valuable functional genomics services to the pharmaceutical and biotechnology industry, potentially enhancing and expediting drug discovery and development decisions, and generating near-term revenue for us in the process. We have collaborations with nine major pharmaceutical partners for these services, including Abbott Laboratories, Inc., Aventis (formerly Rhone-Poulenc Rorer), Amgen Inc., Celera Genomics Group, Chiron Corporation, Eli Lilly and Company, Johnson & Johnson Pharmaceutical Research & Development, LLC, Merck & Co., Inc. and Pharmacia Corporation. We expect these collaborations to fund the functionalization of approximately 1,400 new genes over the next two to three years. We have supplemented our GeneTrove services business with the introduction in August 2001 of a subscription database product. This database is expected to contain proprietary information about the function of thousands of genes, which we believe pharmaceutical companies will find valuable in designing and prioritizing their drug discovery programs. In addition to GeneTrove's functional genomics services and its database product, partners can license access to our functional genomics patent portfolio.

        Our Ibis Therapeutics division is taking advantage of the investment we have made in RNA-based drug discovery. The division is using its proprietary technology to create small molecule drugs that bind to structured regions of RNA—areas that are not available to antisense drug discovery. RNA is an optimal target as it is universal, simple in structure and predictable. Historically, the division has focused primarily on the research and development of anti-bacterials, anti-virals and anti-fungals, Ibis has since expanded its program to include a diagnostic application of its technology. Since its inception, Ibis has received significant financial support from various federal government agencies to use its technology for the development of RNA-based countermeasures to biological warfare. In October 2001, Ibis received a two-year contract with the Defense Advanced Research Projects Agency, or DARPA, to develop a sensor to detect infectious agents used in biological warfare attacks. Additionally, in March 2002, Ibis transitioned its government-sponsored research program to discover novel antibacterial drugs for biological warfare defense to the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. Ibis received a new three-year contract from USAMRIID to advance Ibis' work in developing therapeutic countermeasures to biological warfare and expects to receive funding of up to $2.4 million under this contract.

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

  Revenue Recognition

        We generally recognize revenue when all contractual obligations have been satisfied and we are reasonably assured of collecting the resulting receivable. We often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be materially different. Agreements where we have made estimates of our continuing obligations include our collaborations with Lilly, Agouron Pharmaceuticals, Inc., a Pfizer Company, Amgen, Antisense Therapeutics Limited, Chiron and Merck. The collaboration with Agouron concluded in June 2002.

        As part of our Lilly alliance, Lilly provided a $100 million interest-free-loan to fund the research collaboration. As of June 30, 2002 we had drawn down $32.5 million on the $100 million loan. We discounted the $32.5 million that had been drawn on the loan as of June 30, 2002 to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan, represents value given to us by Lilly to help fund the research collaboration, and is accounted for as deferred revenue related to the collaboration, and is recognized as revenue over the period of performance.

        Additionally, licensing and royalty agreements we enter into for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable are recognized as revenue immediately. Licensing and royalty agreements where we have no future obligations include Eyetech Pharmaceuticals in 2001.

  Valuation of Intellectual Property

        We evaluate our licenses and patent assets for impairment on a quarterly basis, and whenever indicators of impairment exist. During this process, we review our portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present we consider challenges or potential challenges to our existing patents, the likelihood of applications being issued, the scope of our issued patents and our experience. In the event that we determine an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

  Valuation of Short-Term Investments

        We invest our excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends and interest rates. In determining if and when a decline in market value below amortized cost is other-than-temporary, we, together with our external portfolio managers, evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt instruments. When we deem such a decline in value is other than temporary, we recognize an impairment loss in the period operating results to the extent of the decline. To date, we have not had any material losses related to our cash or short-term investments.

Results of Operations

  Revenue

        Our total revenue for the quarter and six months ended June 30, 2002, was $20.1 million and $38.0 million, respectively, compared to $7.6 million and $12.2 million for the same periods in 2001. The $25.8 million increase in revenue for the six months ended June 30, 2002, was primarily due to an increase in research and development revenue under collaborative agreements which was a result of our success in attracting new collaboration partners and signing new technology licenses. The most significant contributor to the increase in revenue was our strategic alliance with Lilly. As part of the Lilly alliance, we licensed our Phase III investigational drug, Affinitac™ (formerly known as LY900003, ISIS 3521).

        Under the category of research and development revenue under collaborative agreements, for the quarter and six months ended June 30, 2002, we reported $17.9 million and $32.6 million, compared to $5.1 million and $7.9 million for the same periods in 2001. The increase of $24.7 million for the six months ended June 30, 2002 is a result of our entering into a variety of new collaboration agreements. Contributing to a majority of the increase was revenue associated with our strategic alliance with Lilly, which we entered into in August 2001. The revenue from the Lilly alliance included revenue from the reimbursement of development costs and the license of Affinitac and revenue from the $32.5 million draw down of the $100 million interest-free loan to fund the research collaboration. Also contributing to the increase was revenue associated with our GeneTrove division's partnerships with Amgen, Celera, Chiron, Merck and Pharmacia. Additionally, in October 2001, our Ibis division initiated a new biological warfare defense research program with DARPA, which also contributed to the quarter-to-quarter increase in revenue. In March 2002, Ibis entered into a three-year contract valued at up to $2.4 million from the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID which also contributed to the revenue increase in the quarter.

        Research and development revenue from affiliates consisted of revenue associated with our two joint ventures with Elan, Orasense and HepaSense. For the quarter and six months ended June 30, 2002, we recognized $2.1 million and $5.1 million, respectively, as revenue from affiliates. During the same periods in 2001, we recognized $2.4 million and $4.1 million as revenue from affiliates. The increase of $1.0 million for the six months ended June 30, 2002 in revenue from affiliates was a result of increased development activities performed for each joint venture in 2002 compared to 2001. The original research agreement and funding period for Orasense and HepaSense ended in April 2002 and

July 2002, respectively. We and Elan are in the process of negotiating the next steps for both joint ventures. The collaborations are continuing through this negotiation process.

        Our revenue from licensing activities and royalties was $296,000 for the six months ended June 30, 2002, compared with $174,000 for the same period in 2001.

  Operating Expenses

        Total operating expenses for the quarter and six months ended June 30, 2002 totaled $32.4 million and $60.1 million, respectively, compared to $24.1 million and $45.9 million for the same periods of 2001. The increase for the quarter and six months ended June 30, 2002 was the result of increased research and development expenses in 2002 over 2001, partially offset by a decrease in general and administrative expenses, and a reversal of compensation expense related to variable stock options due to the decrease in market value of our stock. Partially offsetting the increase in research and development expenses, and contributing to the decrease in general and administration expenses, was the effect of capitalizing approximately $2.0 million and $3.9 million for the quarter and six months ended June 30, 2002, respectively, in costs related to the manufacturing of our drugs. Historically, we had expensed drug manufacturing costs as they were incurred. In 2002, in response to the advancement of our pipeline into later stages of clinical development and as a result of the increasing number of clinical supply agreements where we sell drug that we manufacture to partners, we began capitalizing the related manufacturing costs for our drugs. We will expense manufacturing costs when we ship our drugs to partners and as we use our drugs in our own clinical trials. This may result in period to period differences in operating expenses related to the volume of drug production and the timing of drug shipments.

        Our research and development expenses consist of costs for antisense drug discovery, including costs associated with our GeneTrove division, antisense drug development, our Ibis Therapeutics' division and R&D Support costs. For the quarter and six months ended June 30, 2002, we reported total research and development expenditures of $31.5 million and $58.5 million, respectively, compared to $19.9 million and $39.1 million reported in 2001, respectively. The $19.4 million increase for the first six months in 2002 over 2001 was primarily due to added activities on behalf of our partners, particularly Lilly. In addition, we continued to advance the clinical development of the 13 products in our pipeline. We continued progress of our Phase III clinical trial for Affinitac for the treatment of non-small cell lung cancer which was initiated in October 2000. Additionally, in June 2002, we initiated a European Phase III clinical trial for ISIS 2302, which is the second Phase III study we are conducting for ISIS 2302 in Crohn's disease. We are continuing to advance our Phase III trial for Isis 2302, inititated in November 2001. This increase was partially offset by the effect of capitalizing costs associated with the manufacture of our drugs.

        Antisense drug discovery costs for the quarter and six month periods ended June 30, 2002 totaled $10.7 million and $19.5 million, respectively, compared to $4.8 million and $9.1 million for the same periods of 2001. The increase was principally a result of increased gene functionalization and target validation activities including those to support our GeneTrove partnerships. Also contributing to the increase were costs associated with our continued database development and costs associated with our Lilly research collaboration.

        Antisense drug development expenditures for the quarter and six month periods ended June 30, 2002 totaled $13.0 million and $24.5 million, respectively, compared to $10.0 million and $19.3 million for the same periods of 2001. The increase of $5.2 million for the six months ended June 30, 2002, is primarily a result of additional expenses related to the expansion and advancement of our pipeline. At June 30, 2002 we had 13 products in development including two products, Affinitac and ISIS 2302, in Phase III clinical trials and six products in Phase II clinical trials compared to six in Phase II and III combined for the same period in 2001. Offsetting the increase in development expenses was the impact of capitalizing costs related to the manufacturing of our drugs as discussed above.

        Expenditures related to Affinitac for the three and six months ended June 30, 2002 were $4.1 million and $6.5 million, compared to $3.5 million and $5.7 million for the same periods of 2001. The increase of $834,000 for the six months ended in June 30, 2002 compared to the same period of 2001 was primarily a result of costs related to our Phase III trial. These costs were partially offset by increase production of Affinitac for clinical trials during the quarter, resulting in the capitalization of drug manufacturing costs during the quarter. A significant portion of this drug is expected to be shipped during the third quarter of 2002. If we and Lilly determine that the data from Isis' on-going Phase III trial are sufficiently positive to support a single study NDA, Lilly and we plan to file the NDA in 2003. If we and Lilly determine that two Phase III studies reflecting positive data are required, Lilly and we plan to file the NDA in 2004 with data from both Isis' Phase III trial and Lilly's Phase III trial. If we file an NDA application, our expenditures related to Affinitac will increase.

        Our second drug in Phase III clinical trials, ISIS 2302 for Crohn's disease, had development expenditures totaling $1.8 million and $3.2 million for the three and six months ended June 30, 2002, respectively, compared to $1.3 million and $2.4 million for the same periods of 2001. The increase of $840,000 for the six months ended June 30, 2002, is a result of our initiation of a Phase III trial in November 2001, which resulted in additional expenses for the first half 2002 over the same period of 2001. Additionally, costs associated with our Phase III European Crohn's trial initiated in June 2002 contributed to the increase in 2002 over 2001.

        Ibis expenditures for the three and six months ended June 30, 2002 totaled $2.2 million and $4.2 million, compared to $1.7 million and $3.5 million for the same periods in 2001. The increase of $682,000 was primarily a result of expenses related to Ibis' performance obligations under its multi-year government contracts with DARPA, awarded in the fourth quarter 2001, and with USAMRIID awarded in March 2002.

        R&D Support costs for the quarter and six month periods ended June 30, 2002, totaled $5.6 million and $10.3 million, respectively, compared to $3.4 million and $7.2 million for 2001. The increase is a direct result of increases in our research and development efforts. While we work to control R&D Support costs, these costs will increase as direct research and development costs increase. We expect R&D Support costs will continue to increase in 2002 as we hire scientific personnel to support our Lilly collaboration, our government contracts, our GeneTrove collaborations and our expanding pipeline.

        General and administration expenses for the three and six months ended June 30, 2002 totaled $2.4 million and $4.7 million, respectively, compared to $2.8 million and $5.6 million for the same periods of 2001. The decrease in expense was primarily a result of capitalizing costs directly related to the manufacturing of our drugs as previously discussed.

        Compensation expense related to stock options for the six months ended June 30, 2002 included a reversal of $3.1 million in previously recorded non-cash compensation expense related to stock options accounted for as variable stock options. Variable stock options can result in significant increases and decreases in compensation expense as a result of the variability in our stock price. The majority of these options expire at the end of 2002.

  Equity in Loss of Affiliates

        Equity in loss of affiliates for the quarter and six month periods ended June 30, 2002 was $4.0 million and $9.7 million, respectively, compared to $4.2 million and $8.2 million for the same periods ended June 30, 2001. We use the equity method of accounting for our investments in Orasense and HepaSense. As a result, we recognized our portion, 80.1%, of the total loss reported by Orasense and HepaSense under equity in loss of affiliates. The increase of $1.5 million for the six months ended June 30, 2002 compared to the same period of 2001 is a result of increased development activities performed by Orasense and HepaSense. The original research agreement and funding period for Orasense and HepaSense ended in April 2002 and July 2002, respectively. We and Elan are in the process of negotiating the next steps for both joint ventures. The collaborations are continuing through this negotiation process.

  Investment Income

        For the quarter and six month periods ended June 30, 2002, investment income was $1.9 million and $4.0 million, respectively, compared to $1.1 million and $3.1 million for the same periods of 2001. Although our average cash and short-term investment balance was significantly higher during 2002 compared to 2001, our investment income was directly affected by the decline in interest rates as a result of current market conditions. Our investment policy allows for investments in premium grade corporate bonds and government backed securities. The rates of return on these types of investments during 2002 were less than those available in 2001.

  Interest Expense

        Interest expense increased to $4.2 million and $8.8 million for the quarter and six month periods ended June 30, 2002, compared with $3.5 million and $7.1 million for the same periods in 2001. Interest expense increased by $1.7 million during the six months ended June 30, 2002 compared to the same period of 2001. This increase was primarily a result of increased interest accrued on our 14% Senior Subordinated Notes through May 1, 2002, when these notes were repaid, our borrowings under the Elan lines of credit for our Orasense and HepaSense joint ventures and the May 1, 2002 issuance of $125 million of 5 1/2% convertible subordinated notes. Also contributing to the increase during 2002 were the effects of the outstanding cumulative borrowing of $32.5 million from our $100 million loan made available to us by Lilly. The increase was partially offset by the $74 million repayment on May 1, 2002 of our 14% Senior Subordinated Notes. The prepayment of our 14% Senior Subordinated Notes resulted in a payment of $40.1 million in principal, $32.6 million in accrued interest, and a $2.3 million loss on prepayment of debt which consisted of unamortized issuance costs, unamortized warrants and prepaid interest. As a result of the May 2002 repayment of the 14% Senior Subordinated Notes, and the July 2002 repayment of our borrowing under the Elan lines of credit, we expect our interest expense to decrease.

        Interest and principal payments were deferred on our 14% Senior Subordinated Notes through May 1, 2002, when these notes were repaid, and on our borrowings of $919,000 and $2.8 million under the Elan lines of credit for our Orasense and HepaSense joint ventures, respectively, during the first half of 2002. For the six months ended June 30, 2002, $6.2 million of the $8.8 million in interest was primarily accrued under various long-term debt agreements, and did not require cash payments. In July 2002, we prepaid $19.7 million of our Elan debt related to Orasense and HepaSense.

  Loss on Prepayment of Debt

        For the quarter and six month periods ended June 30, 2002, we reported a $2.3 million loss on the prepayment of approximately $74 million of our 14% Senior Subordinated Notes, which represented amounts related to unamortized issuance costs, unamortized warrants and prepaid interest. Additionally, on July 3, 2002 we prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. This prepayment resulted in a gain of approximately $5 million, which will be recorded in the third quarter of 2002 as a gain from prepayment of debt.

  Net Loss Applicable to Common Stock

        For the three and six months ended June 30, 2002, we reported a net loss of $20.9 million and $38.8 million, respectively, compared to $23.0 million and $45.9 million for the corresponding periods of 2001. Our net loss applicable to common stock was $21.2 million and $39.5 million for the three and six months ended June 30, 2002, respectively, and $23.4 million and $46.5 million for the same periods in 2001. The decrease of $7.0 million for the six months ended June 30, 2002 compared to the same period in 2001, was primarily a result of a decrease in loss from operations. The decrease was partially offset by the $2.3 million loss reported for the prepayment of our 14% Senior Subordinated Notes.

  Liquidity and Capital Resources

        We have financed our operations with revenue from contract research and development, revenue from the sale or licensing of our intellectual property, the sale of our equity securities, and the issuance of long-term debt. From our inception through June 30, 2002, we have earned approximately $308.3 million in revenue from contract research and development and the sale and licensing of our intellectual property. From our inception through June 30, 2002, we have raised net proceeds of approximately $585.0 million from the sale of equity securities. We have borrowed approximately $252.7 million net of debt issuance costs, under long-term debt arrangements to finance a portion of our operations.

        As of June 30, 2002, we had cash, cash equivalents and short-term investments totaling $325.1 million and working capital of $301.2 million. In comparison, we had cash, cash equivalents and short-term investments of $312.0 million and working capital of $280.6 million as of December 31, 2001. The increase in our cash, cash equivalents and short-term investments, and working capital was due primarily to our issuance of $125 million of 5 1/2% convertible subordinated notes and partially offset by the prepayment of approximately $74 million in debt and cash used for operations.

        As of June 30, 2002, our long-term obligations totaled $191.7 million, versus $125.7 million at December 31, 2001. In May 2002, we increased our long-term obligations by completing a convertible debt offering of $125 million of 5 1/2% convertible subordinated notes due May 2009, which raised approximately $121 million net of issuance costs. We used $74 million of the proceeds from this debt offering to prepay debt which was outstanding as of May 1, 2002. The prepayment of debt resulted in a payment of $40.1 million in principal, $32.6 million in accrued interest, and a $2.3 million loss on prepayment of debt which consisted of unamortized issuance costs, unamortized warrants and prepaid interest. The $32.6 million in interest expense related to the prepayment of our 14% Senior Subordinated Notes is included in our statement of cash flows for the six months ended June 30, 2002 in the line item titled net cash used in operating activities. The $40.1 million of principal related to this debt prepayment is included under financing activities in the line item titled principal payment of prepayment of debt. On July 3, 2002 we prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. This prepayment resulted in a gain of approximately $5 million, which will be recorded in the third quarter of 2002 as a gain from prepayment of debt. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our growing business. We will continue to use lease financing as long as the terms remain commercially attractive. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments at June 30, 2002 combined with investment income and committed contractual cash payments from our partners will be sufficient to meet our anticipated requirements for at least the next 36 months.

        The following table summarizes our contractual obligations as of June 30, 2002. The table provides a breakdown of when obligations become due.

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$194,796	$6,933	$41,738	$25,093	$121,032
Capital Lease Obligations	$6,602	$2,804	$3,798	$—	$—
Operating Leases	$17,333	$2,355	$4,671	$2,099	$8,208

  Prospective Information

        On July 3, 2002 we prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. This prepayment resulted in a gain of approximately $5 million, which will be recorded in the third quarter of 2002 as a gain from prepayment of debt. The effects of the prepayment will result in a decrease of $19.7 million in our contractual obligations for 2005 and 2006 as outlined in the above table.

RISK FACTORS

        Investing in our securities involves a high degree of risk. In addition to the other information in this Report you should carefully consider the risks described below before purchasing our securities. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment.

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

  •
  the patient convenience of the dosing regimen for our drug candidates; and

  •
  reimbursement policies of government and third party payors.

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

        If any of our partners fails to develop or sell any drug in which we have retained a financial interest, our business may be negatively affected. These collaborations may not continue or result in commercialized drugs. Our collaborators can terminate their relationships with us under certain circumstances, some of which are outside of our control. Our most advanced drug candidate, Affinitac, is being developed collaboratively with Lilly, with the development funded by Lilly. Additional drug candidates in our development pipeline are being developed and/or funded by corporate partners, including Antisense Therapeutics, Limited, Elan, Merck and OncoGenex Technologies Inc. Failure by any of these pharmaceutical company partners to continue to fund and/or develop these drug candidates would have a material adverse effect on our business.

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

        Because drug discovery and development and the development of database products and research services require substantial lead time and money prior to commercialization, our expenses have exceeded our revenues since we were founded in January 1989. As of June 30, 2002, our accumulated losses were approximately $426 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. Our current product revenues are derived solely from sales of Vitravene. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

        Most of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments at June 30, 2002, combined with investment income and committed contractual cash payments will be sufficient to meet our anticipated requirements for at least the next 36 months. If we fail to meet our goals regarding commercialization of our drug products, gene function database product and research services and licensing of our proprietary technologies, we may need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.

        The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of the convertible notes. During the 12 months preceding June 30, 2002, the market price of our common stock has ranged from $6.76 to $27.15 per share. The market price of our securities can be affected by many factors, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

If registration rights that we have previously granted are exercised, then the price of our securities may be negatively affected.

        We have granted registration rights in connection with the issuance of our securities to Elan International Services, Ltd., Eli Lilly and Company, Hybridon, Inc. and Reliance Insurance Company. In the aggregate, these registration rights cover approximately 4,166,667 shares of our common stock which are currently outstanding, an additional $4.5 million of our common stock we are obligated to issue to Hybridon and additional shares of our common stock which may become outstanding upon the conversion of outstanding convertible securities. If these registration rights are exercised by the holders, it will bring additional shares of our common stock into the market, which may have an adverse effect on the price of our securities.

If the private placement of our 5 1/2% convertible subordinated notes violated securities laws, purchasers in the private placement would have the right to seek refunds or damages.

        On May 1, 2002, we issued and sold $125 million of 5 1/2% convertible subordinated notes due 2009 in a private placement transaction. The initial purchasers of the notes in that offering resold the notes to persons reasonably believed to be qualified institutional buyers (as defined in Rule 144A under the

Securities Act) and non-U.S. persons (as defined in Regulation S under the Securities Act). On April 24, 2002, an article appeared in a San Diego newspaper regarding this offering in which one of our officers was interviewed. The newspaper article could form the basis for a claim that we have engaged in an unregistered public offering of the convertible notes in violation of the securities laws. We would dispute any such claim. However, if such a claim were made and it prevailed, the initial purchasers and persons who purchase the convertible notes from the initial purchasers in the private offering would have the right, for a period of one year, to obtain recovery of the consideration paid in connection with their purchase of the convertible notes or, if they have already sold the convertible notes, to recover any losses resulting from their purchase of the convertible notes.

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

PART II—OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS

    On July 9, 2001, we filed suit against Sequitur, Inc. in the United States District Court for the Southern District of California. The suit alleges infringement of United States Patent No. 6,001,653 entitled "Human Type 2 RNase H", which was issued to Isis on December 14, 1999. In response to this suit, Sequitur has filed certain counterclaims. We believe that we have meritorious defenses to all of these counterclaims. On December 12, 2001, we filed a second suit against Sequitur, Inc. in the U.S. District Court for the Southern District of California. The suit alleges infringement of U.S. Patent No. 6,326,199 entitled "Gapped 2' Modified Oligonucleotide", which was issued to us on December 4, 2001. Sequitur has answered but not filed any counterclaims. On June 12, 2002 the first and second suits were consolidated for all purposes including through trial. On May 2, 2002, we filed a third suit against Sequitur, Inc. in the United States District Court for the Southern District of California. The suit alleges infringement of (i) United States patent No. 5,959,097 entitled "Antisense Modulation of MEK2 Expression," which was issued to Isis on September 28, 1999, (ii) United States patent No. 5,958,733 entitled "Antisense Modulation of Akt-1 Expression," which was issued to Isis on September 28, 1999, (iii) United States patent No. 6,043,090 entitled "Antisense Inhibition of Human Akt-2 Expression," which was issued to Isis on September 28, 2000, and (iv) United States patent No. 6,096,543 entitled "Antisense Inhibition of Human MEK1 Expression," which was issued to Isis on August 1, 2000. Sequitur has answered but not filed any counterclaims.

  ITEM 2.    CHANGES IN SECURITIES

    On May 1, 2002, we issued and sold $125 million of 5 1 /2% convertible subordinated notes due 2009 in a private placement in reliance on an exemption from registration under Section 4(2) of the Securities Act. The initial purchasers of the notes in that offering were UBS Warburg LLC, Robertson Stephens, Inc., Needham & Company, Inc. and Roth Capital Partners, LLC. These initial purchasers purchased the convertible notes at an aggregate purchase price equal to 97% of the aggregate principal amount of the convertible notes. The initial purchasers then resold the notes in offerings in reliance on an exemption from registration under Rule 144A and Regulation S of the Securities Act. The notes are convertible into 60.1504 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of notes and subject to adjustment in certain circumstances. This results in an initial conversion price of $16.625 per share.

  ITEM 3.    DEFAULT UPON SENIOR SECURITIES

    Not applicable.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 31, 2002, the Company's Annual Meeting of Stockholders was held in Carlsbad, California for the following purposes:

    (1)
    To elect two (2) directors to serve as Class I directors of the Company. For Director number one, Joseph H. Wender, the number of votes for and against was 45,720,639 and 256,333 respectively. For Director number two, B. Lynne Parshall, the number of votes for and against was 45,719,639 and 257,333, respectively.

    (2)
    To approve the 2002 Non-Employee Directors' Stock Option Plan which was adopted by the Board of Directors on September 11, 2001, subject to stockholder approval. The plan amends, restates and reiterates the Company's 1992 Non-Employee Directors' Stock Option Plan previously approved by the stockholders. The number of votes for, against and abstaining was 35,441,839, 10,382,149 and 152,984, respectively.

    (3)
    To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending 2002. The number of votes for, against and abstaining was 45,221,206, 703,846 and 51,920, respectively.

  ITEM 5.    OTHER INFORMATION

    Not applicable.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a.
    Exhibits

Exhibit Number		Description of Document
10.1	—	Amendment No. 1 to Securities Purchase Agreement dated January 14, 2000 between the Registrant and Elan International Services, Ltd. (with certain confidential information deleted).
10.2	—	Amended and Restated Collaboration Agreement dated June 17, 2002 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).
10.3	—	Amendment No. 2 to Agreement between the Registrant and Merck & Co., dated April 19, 2002 (with certain confidential information deleted).
99.1	—	Certification
    b.
    Reports on Form 8-K

              On April 23, 2002, the Registrant filed a report on Form 8-K for the announcement of its intention to offer $125 million of convertible subordinated notes due 2009 in a private placement and the related press release dated April 23, 2002.

              On April 24, 2002, the Registrant filed a report on Form 8-K to report first quarter highlights and financial results for the quarter ended March 31, 2002.

              On April 24, 2002, the Registrant filed a report on Form 8-K for the announcement of its intention to retire its 14% Senior Subordinated Notes and the related press release dated April 24, 2002. The total amount of this debt, including principal plus interest, was approximately $74 million.

Isis Pharmaceuticals, Inc.
(Registrant)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE, M.D., PH.D. Stanley T. Crooke, M.D., Ph.D.	Chairman of the Board, President, and Chief Executive Officer (Principal executive officer)	August 14, 2002
/s/ B. LYNNE PARSHALL B. Lynne Parshall, Esq.	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	August 14, 2002

QuickLinks

ISIS PHARMACEUTICALS, INC. FORM 10-Q INDEX
ISIS PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS (in thousands, except share data)
ISIS PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS In thousands, except for per share amounts) (Unaudited)
ISIS PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
ISIS PHARMACEUTICALS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
SIGNATURES