Form 10-Q
period 2002-09-30
ISIS PHARMACEUTICALS INC
filed 2002-11-15
CIK 874015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.001 par value	55,136,020 shares
(Class)	(Outstanding at October 31, 2002)

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

INDEX

ISIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$93,079	$127,011
Short-term investments	198,944	185,007
Contracts receivable	10,881	10,360
Inventory	13,074	—
Other current assets	3,666	6,438

Total current assets	319,644	328,816
Property, plant and equipment, net	47,211	28,245
Licenses, net	31,369	32,361
Patents, net	19,059	16,735
Deposits and other assets	5,204	6,605
Long-term investments	2,037	4,299

Total assets	$424,524	$417,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,382	$6,126
Accrued compensation	4,479	5,646
Accrued liabilities	9,269	3,942
Amount due to affiliates	2,924	—
Current portion of deferred revenues	20,379	22,696
Current portion of long-term obligations	10,465	9,837

Total current liabilities	58,898	48,247
Long-term deferred revenue, less current portion	16,220	20,005
Long-term obligations, less current portion	178,840	125,710
Stockholders' equity:
Series A Convertible Exchangeable 5% Preferred stock, $.001 par value, zero and 120,150 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	12,015
Accretion of Series A Preferred stock dividends	—	1,711
Series B Convertible Exchangeable 5% Preferred stock, $.001 par value, 16,620 shares authorized, 12,015 shares issued and outstanding at September 30, 2002 and December 31, 2001	12,015	12,015
Accretion of Series B Preferred stock dividends	1,699	1,222
Common stock, $.001 par value, 100,000,000 shares authorized, 55,011,691 and 53,750,318 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	56	54
Additional paid-in capital	600,716	582,258
Deferred compensation	(12)	(245)
Accumulated other comprehensive income (loss)	(12)	660
Accumulated deficit	(443,896)	(386,591)

Total stockholders' equity	170,566	223,099

Total liabilities and stockholders' equity	$424,524	$417,061

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Research and development revenue under collaborative agreements	$16,977	$16,892	$49,580	$24,795
Research and development revenue from affiliates	3,313	2,360	8,434	6,508
Licensing and royalty revenue	10	52	306	226

Total revenue	20,300	19,304	58,320	31,529

Expenses:
Research and development	35,470	19,895	93,983	58,954
General and administrative	2,244	2,333	6,915	7,926
Compensation (benefit) related to stock options	95	1,783	(3,011)	3,054

Total operating expenses	37,809	24,011	97,887	69,934

Loss from operations	(17,509)	(4,707)	(39,567)	(38,405)
Equity in loss of affiliates	(3,454)	(5,142)	(13,180)	(13,300)
Investment income	2,207	1,554	6,243	4,637
Interest expense	(3,796)	(4,022)	(12,591)	(11,139)
Loss on prepayment of 14% Notes	—	—	(2,294)	—
Gain on prepayment of 12% Notes	4,976	—	4,976	—

Net loss	(17,576)	(12,317)	(56,413)	(58,207)
Accretion of dividends on preferred stock	(222)	(326)	(892)	(968)

Net loss applicable to common stock	$(17,798)	$(12,643)	$(57,305)	$(59,175)

Basic and diluted net loss per share	$(0.33)	$(0.29)	$(1.06)	$(1.43)

Shares used in computing basic and diluted net loss per share	54,708	43,869	54,253	41,517

See accompany notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Net cash (used in) provided by operating activities	$(84,364)	$4,774
Investing activities:
Short-term investments	(14,609)	(112,354)
Property and equipment	(22,978)	(5,151)
Other assets	(4,114)	(18,637)
Investment in affiliates	(8,949)	(4,851)

Net cash used in investing activities	(50,650)	(140,993)
Financing activities:
Net proceeds from issuance of equity securities	7,563	101,895
Net proceeds from issuance of convertible debt	120,921	—
Proceeds from long-term borrowings	28,245	9,277
Principal payment on prepayment of debt	(52,705)	—
Principal payments on debt and capital lease obligations	(2,942)	(2,257)

Net cash provided from financing activities	101,082	108,915

Net decrease in cash and cash equivalents	(33,932)	(27,304)
Cash and cash equivalents at beginning of period	127,011	39,615

Cash and cash equivalents at end of period	$93,079	$12,311

Supplemental disclosures of cash flow information:
Interest paid	$34,578	$1,740

Supplemental disclosures of non-cash financing activities:
Additions to debt for licensing costs	$1,400	$13,500

Repayment of debt with common stock	$—	$5,000

Conversion of preferred stock into common stock	$14,142	$—

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Basis of Presentation

        The unaudited interim financial statements for the three and nine month periods ended September 30, 2002 and 2001 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 2001. The financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Revenue Recognition

        Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

  Research and development revenue under collaborative agreements

        Research and development revenue under collaborative agreements is recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that relate to future performance are deferred and recorded as revenue earned over their specified future performance period. Revenue that relates to nonrefundable, up-front fees is recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue that relates to milestones is recognized upon completion of the milestone's performance requirement. Isis recognizes revenue from federal research grants during the period in which the related expenditures are incurred. Revenue from our Vitravene product sales is recognized as the product is shipped. Revenue associated with our clinical product sales is recognized as product is delivered.

        As part of the Company's alliance with Eli Lilly and Company, Lilly provided a $100.0 million interest-free loan to fund the research collaboration. As of September 30, 2002, Isis had drawn down $40.0 million on the $100.0 million loan. Isis discounted the $40.0 million that had been drawn on the loan as of September 30, 2002, to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis is accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan, represents value given to Isis by Lilly to help fund the research collaboration, and Isis is accounting for the difference as deferred revenue related to the collaboration, which is recognized as revenue over the period of performance.

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

  Inventory

        Inventory is stated at the lower of cost or market. Inventory consists of raw materials, work in process and finished goods.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Accounting Pronouncements

        In April 2002 the FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they meet the specific criteria for treatment as an extraordinary item. The Company adopted the provisions of SFAS 145 effective January 1, 2002, and applied them to its prepayment in May 2002 of the Company's 14% Senior Subordinated Notes and in July 2002 of the Company's 12% convertible debt. The prepayment of both of the 14% and 12% debt did not meet the specific criteria prescribed by SFAS No. 145 to be considered an extraordinary item and as such was recorded as a component of net loss. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

        In June 2002 the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Isis does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

2. Inventory

        Inventory includes the following categories, net of reserves (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$9,020	$—
Work-in-process	948	—
Finished goods	3,106	—

	$13,074	$—

3. Strategic Alliances

  Affiliates

        In April 1999, Orasense Ltd. (Orasense) was formed to develop technology for the oral formulation of oligonucleotide drugs. In January 2000, a second joint venture, HepaSense Ltd. (HepaSense), was formed to treat patients chronically infected with the Hepatitis C virus. Both affiliates are Bermuda limited companies. Each entity's outstanding common stock is owned 80.1% by Isis and 19.9% by Elan International Services. In November 2002, Isis and Elan agreed to extend the Orasense collaboration through December 2002. Additionally, in November 2002, Isis and Elan terminated the HepaSense collaboration. The original HepaSense collaboration was scheduled to end in July 2002. As part of the termination, Elan's funding obligation ended in June 2002. As a result of the termination of the HepaSense collaboration, Isis has regained rights to its antisense drug for Hepatitis C, ISIS 14803.

        Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights' as defined in EITF 96-16 in each entity. Therefore, Isis does not consolidate the financial statements of Orasense or HepaSense, but instead accounts for the investments in each under the equity method of accounting. For the nine months ended September 30, 2002 and 2001, Isis recognized $8.4 million and $6.5 million, respectively, in revenue for research and development activities performed for these joint ventures. For the three months ended September 30, 2002, Isis reported $3.3 million in revenue primarily associated with Orasense with approximately $267,000 related to final services for HepaSense recognized in the third quarter of 2002. For the three months ended September 30, 2001, Isis reported $2.4 million in revenue for research and development activities performed for both Orasense and HepaSense. These amounts are included as research and development revenue from affiliates for the respective periods.

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

        In July 2002, Isis prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. The prepayment resulted in a gain of approximately $5 million which was recorded in the third quarter of 2002 as a gain from prepayment of debt.

        The results of operations of Orasense for the quarter and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue	$—	$—	$—	$—
Research and development expense	4,039	3,661	8,350	9,294

Net loss	$(4,039)	$(3,661)	$(8,350)	$(9,294)

        The research and development expense for HepaSense for the three months ended September 30, 2002 was associated with close out expenses incurred in the third quarter. The results of operations of

HepaSense for the quarter and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue	$—	$—	$—	$—
Research and development expense	271	2,760	8,104	6,976

Net loss	$(271)	$(2,760)	$(8,104)	$(6,976)

  Amgen, Inc.

        In August 2002, Isis achieved a research milestone in the Company's drug discovery collaboration with Amgen and received an associated milestone payment. The milestone is related to research progress in a three year antisense drug discovery collaboration initiated in December 2001. The milestone was recorded as research and development revenue under collaborative agreements as the milestone performance requirement was completed.

  Hybridon, Inc.

        In August 2002, Isis and Hybridon cancelled the remaining reciprocal financial obligations related to their Collaboration and License Agreement entered into in May 2001. Under the original terms, Hybridon owed Isis an additional four million shares of Hybridon common stock, payable immediately. Isis owed Hybridon $4.5 million in cash or stock, due in May 2003. The cancellation of the obligations resulted in a decrease to the license carrying value in the amount of $500,000.

  Eli Lilly and Company

        In September 2002, Isis agreed to manufacture Affinitac during the product launch period for Lilly. The agreement requires Lilly to provide Isis with a loan of up to $21 million to fund the construction of a new manufacturing suite dedicated to Affinitac. Isis will repay the loan from Affinitac success milestones due from Lilly or other product-related cash flows. The loan is secured with the movable equipment purchased for the manufacturing suite. The facility is under construction on Isis' Carlsbad campus in an existing building and is substantially complete.

4. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary follows:

Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Comprehensive loss:
Change in unrealized gains (losses)	$648	$447	$(672)	$890
Net loss applicable to common stock	(17,798)	(12,643)	(57,305)	(59,175)

Comprehensive loss	$(17,150)	$(12,196)	$(57,977)	$(58,285)

5. Debt Issuance and Debt Prepayment

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

        In July 2002, Isis prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. The prepayment resulted in a gain of approximately $5 million that was recorded in the third quarter of 2002 as a gain from prepayment of debt.

6. Stockholders' Equity

  Conversion of Series A Convertible Exchangeable 5% Preferred Stock

        At December 31, 2001, Isis had 120,150 shares authorized, issued and outstanding of Series A Convertible Exchangeable 5% Preferred Stock. The shares had a term of six years and were convertible into Isis' common stock on or after March 31, 2002. These also carry a mandatory pay-in-kind dividend of 5.0% per year on the original issue price per share, compounded semi-annually payable only upon conversion into Isis' common stock or cash.

        On August 7, 2002, the holder of our Series A Convertible Preferred Stock exercised its option to convert the Series A shares into Isis common stock. The transaction converted the outstanding 120,150 shares of Series A Convertible Preferred Stock into 656,674 shares of Isis common stock using a conversion price of $21.54 per share. Included in the conversion was approximately $2.1 million in preferred stock dividends, which were accrued in prior periods.

7. Subsequent Events

        In November 2002, the Company announced the termination of its GeneTrove database product offering and a resulting reorganization of the GeneTrove division. As a result, the Company will reduce its workforce by approximately 25 people. The restructuring plan also provides for the write-down of certain intellectual property related to the GeneTrove database product. The Company will incur a one-time charge of approximately $1.2 million associated with the restructuring in the fourth quarter of 2002. GeneTrove will continue to market its custom target validation services and intellectual property licenses to pharmaceutical industry partners.

        In November 2002, Isis and Elan agreed to extend the Orasense collaboration through December 2002. Additionally, in November 2002, Isis and Elan terminated the HepaSense collaboration. The original HepaSense collaboration was scheduled to end in July 2002. As part of the termination, Elan's funding obligation ended in June 2002. As a result of the termination of the HepaSense collaboration, Isis has regained rights to its antisense drug for Hepatitis C, ISIS 14803.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, in the process of conducting gene functionalization and target validation services, and in the endeavor of building a business around such products and services. Actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the U.S. Securities and Exchange Commission and those identified in the section of Item 2 entitled "Risk Factors" beginning on page 20 of this Report. As a result, you are cautioned not to rely on these forward-looking statements.

        Since our inception in 1989, we have worked to advance the science of antisense for the development of a new class of drugs. We can design antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into a broad pipeline of 13 antisense products currently in all phases of clinical development. Our drugs in development treat a variety of health conditions, including cancer and inflammatory, viral, metabolic and dermatological diseases, and are being studied in intravenous, subcutaneous, topical cream, enema and oral formulations. We achieved marketing clearance for the world's first antisense drug Vitravene® (fomivirsen) in 1998.

        Established in 2000, GeneTrove is our functional genomics division, which commercializes the first step of our antisense drug discovery program. GeneTrove capitalizes on the specificity of antisense, using it as a tool to identify what a gene does, which is called gene functionalization, and whether a specific gene is a good target for drug discovery, which is called target validation. GeneTrove provides valuable functional genomics services to the pharmaceutical and biotechnology industry, potentially enhancing and expediting drug discovery and development decisions, and generating near-term revenue for us in the process. We have collaborations with nine major pharmaceutical partners for these services, including Abbott Laboratories, Inc., Aventis (formerly Rhone-Poulenc Rorer), Amgen Inc., Celera Genomics Group, Chiron Corporation, Eli Lilly and Company, Johnson & Johnson Pharmaceutical Research & Development, LLC, Merck & Co., Inc. and Pharmacia Corporation. We expect these collaborations to fund the functionalization of approximately 1,400 new genes through the timeframe of these agreements, which conclude within the next two to three years. In August 2001 we supplemented our GeneTrove service business with the introduction of a subscription database product. However, GeneTrove was unsuccessful in generating customers for its database product. As a result, in November 2002, we decided to terminate the GeneTrove database product and reduced our workforce accordingly. GeneTrove will continue to market its custom target validation services and intellectual property licenses to pharmaceutical industry partners, as these components of the GeneTrove business are both financially and strategically valuable to us.

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

  Revenue Recognition

        We generally recognize revenue when all contractual obligations have been satisfied and we are reasonably assured of collecting the resulting receivable. We often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligation when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be materially different. Agreements where we have made estimates of our continuing obligations include our collaborations with Lilly, Agouron Pharmaceuticals, Inc., a Pfizer company, Amgen, Antisense Therapeutics Limited, Chiron and Merck. The collaboration with Agouron ended in June 2002.

        Revenue related to milestones is recognized upon completion of the milestone's performance requirement. During fiscal 2002, we have earned milestones through our research collaborations with Amgen and Merck. In addition, in April 2002, we achieved a non-revenue development milestone in our HepaSense joint venture with Elan, which triggered a $3.75 million equity purchase by Elan of our common stock.

        As part of our Lilly alliance, Lilly provided a $100.0 million interest-free loan to fund the research collaboration. As of September 30, 2002 we had drawn down $40.0 million on the $100.0 million loan. We discounted the $40.0 million that had been drawn on the loan as of September 30, 2002 to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan, represents value given to us by Lilly to help fund the research collaboration, and is accounted for as deferred revenue related to the collaboration, and is recognized as revenue over the period of performance.

        Additionally, licensing and royalty agreements we enter into for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable are recognized as revenue immediately. Licensing and royalty agreements where we have no future obligations include Eyetech Pharmaceuticals in 2001.

  Valuation of Intellectual Property

        We evaluate our licenses and patent assets for impairment on a quarterly basis, or whenever indicators of impairment exist. During this process, we review our portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present we consider challenges or potential challenges to our existing patents, the likelihood of applications being issued, the scope of our issued patents and our experience. In the event that we determine an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

        In November 2002, we terminated our GeneTrove database product offering. As a result, we reviewed for impairment the intellectual property related to the database product offering. Our review resulted in a write-down of the intellectual property to reflect no value. The amount of the write-down will be reflected as a restructuring charge in the fourth quarter of 2002.

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

  Use of Estimates

        In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations, useful lives for intellectual property for amortization calculations, estimated lives for license agreements related to deferred revenue, valuation of inventory, and assumptions for valuing stock options. Actual results could differ from these estimates.

Results of Operations

  Revenue

        Our total revenue for the quarter and nine months ended September 30, 2002, was $20.3 million and $58.3 million, respectively, compared to $19.3 million and $31.5 million, respectively, for the same periods in 2001. The $26.8 million increase in revenue for the nine months ended September 30, 2002, was primarily related to the licensing of our Phase III non-small cell lung cancer compound, Affinitac (formerly known as LY900003 or ISIS 3521) to Eli Lilly and Company in August 2001 and to the company's success in attracting a variety of new partners and technology licensees.

        Under the category of research and development revenue under collaborative agreements, for the quarter and nine months ended September 30, 2002, we earned $17.0 million and $49.6 million,

respectively, compared to $16.9 million and $24.8 million, respectively, for the same periods in 2001. The increase of $24.8 million for the nine months ended September 30, 2002 was a result of several collaborations in place during the nine months ended September 30, 2002 which were in effect for only a part of the same period in 2001 or non-existent for the same period of 2001. Our August 2001 Lilly alliance significantly contributed to the increase in 2002 over 2001. Other sources of revenue present in 2002 but not in 2001 included: our GeneTrove partnerships with Amgen, Celera, Chiron, Merck and Pharmacia which were entered into in late 2001 or in 2002; and our Ibis divisions' October 2001 and March 2002 biological warfare defense research program with DARPA and USAMRIID, respectively. The increase in revenue was partially offset by the June 2002 termination of our Pfizer collaboration and the decrease in earned milestones in 2002 compared to 2001.

        Research and development revenue from affiliates consisted of revenue associated with our two joint ventures with Elan, Orasense and HepaSense. In November 2002, we and Elan agreed to extend the Orasense collaboration through December 2002. Additionally, in November 2002, we and Elan terminated the HepaSense collaboration. As part of the termination, Elan's funding obligation ended in June 2002. The original HepaSense collaboration was scheduled to end in July 2002. As a result of the termination of the HepaSense collaboration, we have regained rights to our antisense drug for Hepatitis C, ISIS 14803. For the nine months ended September 30, 2002 and 2001, we recognized $8.4 million and $6.5 million, respectively, in revenue for research and development activities performed for these joint ventures. For the three months ended September 30, 2002, we reported $3.3 million in revenue primarily associated with Orasense with approximately $267,000 related to final services for HepaSense recognized in the third quarter of 2002. For the three months ended September 30, 2001, we reported $2.4 million in revenue for research and development activities performed for both Orasense and HepaSense. The increase of $1.9 million for the nine months ended September 30, 2002 in revenue from affiliates was a result of increased development activities performed for each joint venture in 2002 compared to 2001.

        Our revenue from licensing activities and royalties was $306,000 for the nine months ended September 30, 2002, compared with $226,000 for the same period in 2001.

  Operating Expenses

        Total operating expenses for the quarter and nine months ended September 30, 2002 totaled $37.8 million and $97.9 million, respectively, compared to $24.0 million and $69.9 million, respectively, for the same periods of 2001. The increase for the quarter and nine months ended September 30, 2002 was the result of increased research and development expenses in 2002 over 2001, partially offset by a decrease in general and administrative expenses, and a reversal of compensation expense related to variable stock options due to the decrease in market value of our stock. Furthermore, as a result of the drugs we delivered during the three and nine months ended September 30, 2002, the net effect of capitalizing inventory resulted in additional research and development expenses of $2.0 million and $1.7 million, respectively.

        Historically, we had expensed drug manufacturing costs as they were incurred. In 2002, in response to the advancement of our pipeline into later stages of clinical development and as a result of the increasing number of clinical supply agreements where we sell drug that we manufacture to partners, we began capitalizing the related manufacturing costs for our drugs. We expense manufacturing costs when we deliver our drugs to partners and as we use our drugs in our own clinical trials. This may result in period to period differences in operating expenses related to the volume of drug production and the timing of drug shipments. In September 2002, we agreed to manufacture Affinitac during the product launch period for Lilly. The facility is under construction at our Carlsbad, California campus in an existing building and is substantially complete. Under the terms of the agreement, we will continue to manufacture Affinitac for clinical use, and we will also produce product for commercial use for approximately three years, after which Lilly plans to assume responsibility for manufacturing. The agreement has the potential to generate up to $120 million in revenue for us over the next three years, if the Affinitac new drug application is successfully submitted to the FDA in 2003, the drug is approved based on positive results from our Phase III study and its market penetration is in line with our projections. Under the terms of the agreement with Lilly, as of September 30, 2002, we have capitalized approximately $1.6 million of our internal labor directly associated with the construction of the Affinitac manufacturing facility.

        Our research and development expenses consist of costs for antisense drug discovery, including costs associated with our GeneTrove division, antisense drug development, our Ibis Therapeutics' division and R&D Support costs. For the quarter and nine months ended September 30, 2002, we reported total research and development expenditures of $35.5 million and $94.0 million, respectively, compared to $19.9 million and $59.0 million reported in 2001, respectively. The $35.0 million increase for the first nine months in 2002 over 2001 was due to the Affinitac Phase III clinical trials, the development of the 12 other antisense products in our pipeline, including the expenses related to the Phase III trials of alicaforsen (ISIS 2302) in Crohn's disease, our $100 million, multi-year research collaboration with Lilly, and increased gene functionalization and target validation activities in support of our numerous GeneTrove collaborations and database development.

        Antisense drug discovery costs for the quarter and nine month periods ended September 30, 2002 totaled $11.7 million and $31.2 million, respectively, compared to $5.2 million and $14.4 million for the same periods of 2001. The increase was principally a result of increased costs associated with the scale-up of our original research collaboration with Lilly and the June 2002 expansion of our original Lilly research collaboration to discover inhibitors for specific gene targets associated with cancer. Also contributing to the increase were costs related to gene functionalization and target validation activities including those to support our GeneTrove partnerships. On November 6, 2002, we announced the termination of the GeneTrove database product offering and the resulting reorganization of the GeneTrove division. As a result, we reduced our workforce by approximately 25 people. The restructuring plan also provides for the write-down of certain intellectual property. Consequently, we will incur a one-time charge of approximately $1.2 million associated with the restructuring during the fourth quarter of 2002. GeneTrove will continue to market its custom target validation services and intellectual property licenses to pharmaceutical industry partners.

        Antisense drug development expenditures for the quarter and nine month periods ended September 30, 2002 totaled $16.0 million and $40.6 million, respectively, compared to $9.1 million and $28.4 million for the same periods of 2001. The increase of $12.2 million for the nine months ended September 30, 2002, is primarily a result of additional expenses related to the expansion and advancement of our pipeline. At September 30, 2002 we had 13 products in development including two products, Affinitac and ISIS 2302, in Phase III clinical trials and six products in Phase II clinical trials compared to six in Phase II and III combined for the same period in 2001.

        Expenditures related to Affinitac for the three and nine months ended September 30, 2002 were $7.7 million and $14.2 million, respectively, compared to $3.0 million and $8.7 million, respectively, for the same periods of 2001. The increase of $5.5 million for the nine months ended in September 30, 2002 compared to the same period of 2001 was primarily a result of costs related to our Phase III trial. A significant portion of this drug was originally expected to be delivered during the third quarter of 2002, however this is now expected to be delivered in the fourth quarter of 2002. If we and Lilly determine that the data from Isis' on-going Phase III trial are sufficiently positive to support a single study NDA, Lilly and we plan to file the NDA in 2003. If we and Lilly determine that data from two Phase III studies reflecting positive data are required, Lilly and we plan to file the NDA in the late-2004 to 2005 timeframe, with data from both Isis' Phase III trial and Lilly's Phase III trial. In March 2002, Lilly initiated a second planned Phase III trial, which has the potential to support the filing of a NDA application, if an additional study is required.

        Our second drug in Phase III clinical trials, ISIS 2302 for Crohn's disease, had development expenditures totaling $2.0 million and $5.3 million for the three and nine months ended September 30, 2002, respectively, compared to $1.5 million and $3.9 million, respectively, for the same periods of 2001. The increase of $1.4 million for the nine months ended September 30, 2002 over the same period in 2001, is a result of our two Phase III trials initiated in November 2001 and June 2002, in the United States and Europe, respectively.

        Ibis expenditures for the three and nine months ended September 30, 2002 totaled $2.1 million and $6.3 million, respectively, compared to $1.8 million and $5.3 million, respectively, for the same periods in 2001. The increase of $1.0 million for the nine months ended September 30, 2002 was primarily a result of expenses related to Ibis' performance obligations under its multi-year government contracts with DARPA, awarded in the fourth quarter 2001, and with USAMRIID awarded in March 2002.

        R&D Support costs for the quarter and nine month periods ended September 30, 2002, totaled $5.6 million and $16.0 million, respectively, compared to $3.7 million and $10.9 million, respectively, for 2001. The increase is a direct result of increases in our research and development efforts. We continually work to control R&D Support costs, however these costs will generally fluctuate as direct research and development costs increase or decrease.

        General and administrative expenses for the three and nine months ended September 30, 2002 totaled $2.2 million and $6.9 million, respectively, compared to $2.3 million and $7.9 million, respectively, for the same periods of 2001. The decrease in expense was a result of certain costs previously included in general and administrative expenses, which we have determined are more accurately reflective of research and development efforts. Also contributing to the decrease was the effect of capitalizing certain costs directly related to the construction of the new Affinitac manufacturing facility for Lilly and costs directly associated with the manufacturing of inventory.

        Compensation expense related to stock options for the nine months ended September 30, 2002 included a reversal of $3.0 million in previously recorded non-cash compensation expense related to stock options accounted for as variable stock options. Variable stock options can result in significant increases and decreases in compensation expense as a result of the variability in our stock price. The majority of these options expire at the end of 2002.

  Equity in Loss of Affiliates

        Equity in loss of affiliates for the quarter and nine month periods ended September 30, 2002 was $3.5 million and $13.2 million, respectively, compared to $5.1 million and $13.3 million, respectively, for the same periods ended September 30, 2001. In November 2002, we and Elan agreed to extend the Orasense collaboration through December 2002. Additionally, in November 2002, we and Elan terminated the HepaSense collaboration. As part of the termination, Elan's funding obligation ended in June 2002. The original HepaSense collaboration was scheduled to end in July 2002. As a result of the extension of the Orasense collaboration and the termination of the HepaSense collaboration, the majority of the equity in loss of affiliates recorded in the third quarter relates to Orasense. We use the equity method of accounting for our investments in Orasense and HepaSense. As a result, we recognized our portion, 80.1%, of the total loss reported by Orasense and HepaSense under equity in loss of affiliates.

  Investment Income

        For the quarter and nine month periods ended September 30, 2002, investment income was $2.2 million and $6.2 million, respectively, compared to $1.6 million and $4.6 million, respectively, for the same periods of 2001. Although our average cash and short-term investment balance was significantly higher during 2002 compared to 2001, our investment income was directly affected by the decline in interest rates as a result of current market conditions. Our investment policy allows for investments in premium grade corporate bonds and government backed securities. The rates of return on these types of investments during 2002 were less than those available in 2001.

  Interest Expense

        Interest expense for the quarter and nine month periods ended September 30, 2002 was $3.8 million and $12.6 million, respectively, compared to $4.0 million and $11.1 million, respectively, for the same periods in 2001. Interest expense increased by $1.5 million during the nine months ended September 30, 2002 compared to the same period of 2001. This increase for the nine months was primarily a result of:

  •
  interest accrued on our 14% Senior Subordinated Notes, which we prepaid on May 1, 2002,

  •
  interest accrued on our borrowings under the Elan lines of credit for our Orasense and HepaSense joint ventures of which a portion of these notes were prepaid,

  •
  interest accrued on the May 1, 2002 issuance of $125 million of 5 1/2% convertible subordinated notes, and

  •
  the effects of the outstanding cumulative borrowing of $40 million from our $100 million loan made available to us by Lilly.

        The prepayment of our 14% Senior Subordinated Notes resulted in a payment of $40.1 million in principal, $32.6 million in accrued interest, and a $2.3 million loss on prepayment of these notes, which consisted of unamortized issuance costs, unamortized warrants and prepaid interest. In addition, in July 2002, we prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. The prepayment resulted in a gain of approximately $5.0 million that is recorded in the third quarter of 2002 as a gain from prepayment of these notes.

        Interest and principal payments were deferred on our 14% Senior Subordinated Notes through May 1, 2002, and on our borrowings under the Elan lines of credit for our Orasense and HepaSense joint ventures during the nine months ended September 30, 2002. The 14% Senior Subordinated Notes and a portion of the Elan lines of credit were prepaid in May 2002 and July 2002, respectively.

  Loss on Prepayment of 14% Notes

        For the nine month period ended September 30, 2002, we reported a $2.3 million loss on the prepayment of approximately $74.0 million of our 14% Senior Subordinated Notes, which represented amounts related to unamortized issuance costs, unamortized warrants and prepaid interest. The loss was recorded in the second quarter of 2002 as a loss from prepayment of 14% notes.

  Gain on Prepayment of 12% Notes

        For the quarter and nine month periods ended September 30, 2002, we reported a $5.0 million gain on the prepayment of $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. The gain was recorded in the third quarter of 2002 as a gain from prepayment of 12% notes.

  Net Loss Applicable to Common Stock

        For the three and nine months ended September 30, 2002, we reported a net loss of $17.6 million and $56.4 million, respectively, compared to $12.3 million and $58.2 million for the corresponding periods of 2001. Our net loss applicable to common stock was $17.8 million and $57.3 million for the three and nine months ended September 30, 2002, respectively, and $12.6 million and $59.2 million for the same periods in 2001. The decrease of $1.9 million for the nine months ended September 30, 2002 compared to the same period in 2001, was primarily a result of the $5.0 million gain on prepayment of

12% Notes and increased investment income, offset by the loss on prepayment of 14% Notes and increased interest expense and an increase in loss from operations.

  Liquidity and Capital Resources

        We have financed our operations with revenue from contract research and development, revenue from the sale or licensing of our intellectual property, the sale of our equity securities, and the issuance of long-term debt. From our inception through September 30, 2002, we have earned approximately $328.6 million in revenue from contract research and development and the sale and licensing of our intellectual property. From our inception through September 30, 2002, we have raised net proceeds of approximately $586.1 million from the sale of equity securities. We have borrowed approximately $262.4 million net of debt issuance costs, under long-term debt arrangements to finance a portion of our operations.

        As of September 30, 2002, we had cash, cash equivalents and short-term investments totaling $292.0 million and working capital of $260.7 million. In comparison, we had cash, cash equivalents and short-term investments of $312.0 million and working capital of $280.6 million as of December 31, 2001. The decrease in our cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses and the prepayment of $74.0 million and $19.7 million of debt in the second and third quarters of 2002, respectively, offset by the net proceeds we received from the issuance in the second quarter of $125.0 million of convertible notes.

        As of September 30, 2002, our long-term obligations totaled $178.8 million, versus $125.7 million at December 31, 2001. In May 2002, we increased our long-term obligations by completing a convertible debt offering of $125.0 million of 5 1/2% convertible subordinated notes due May 2009, which raised approximately $121.0 million net of issuance costs. We used $74.0 million of the proceeds from this debt offering to prepay 14% debt, which was outstanding as of May 1, 2002. The prepayment of debt resulted in a payment of $40.1 million in principal, $32.6 million in accrued interest, and a $2.3 million loss on prepayment of debt which consisted of unamortized issuance costs, unamortized warrants and prepaid interest. The $32.6 million of interest expense related to the prepayment of this debt is included in our statement of cash flows for the nine months ended September 30, 2002 in the line item titled net cash provided by (used in) operating activities. The $40.1 million of principal related to this debt prepayment is included under financing activities in the line item titled principal payment on prepayment of debts.

        On July 3, 2002 we prepaid $19.7 million of 12% convertible debt held by Elan with $14.7 million in cash. This prepayment resulted in a gain of approximately $5.0 million, which was recorded in the third quarter of 2002 as a gain on prepayment of debt. Of the $19.7 million prepayment, $2.1 million was for accrued interest and is included in our statement of cash flows for the nine months ended September 30, 2002 in the line item titled net cash provided by (used in) operating activities. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our growing business. We will continue to use lease financing as long as the terms remain commercially attractive. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments at September 30, 2002 combined with investment income and committed contractual cash payments from our partners will be sufficient to meet our anticipated requirements for at least the next 36 months.

        The following table summarizes our contractual obligations as of September 30, 2002. The table provides a breakdown of when obligations become due.

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$181,323	$7,096	$52,713	$350	$121,164
Capital Lease Obligations	$7,982	$3,369	$4,613	$—	$—
Operating Leases	$14,941	$2,532	$4,497	$3,870	$4,042

  Prospective Information

        In November 2002, we announced the termination of the GeneTrove database product offering and the resulting reorganization of the GeneTrove division. As a result, we reduced our workforce by approximately 25 people. The restructuring plan also provides for the write-down of certain intellectual property. Consequently, we will incur a one-time charge of approximately $1.2 million associated with the restructuring during the fourth quarter of 2002. GeneTrove will continue to market its custom target validation services and intellectual property licenses to pharmaceutical industry partners.

        In November 2002, we and Elan agreed to extend the Orasense collaboration through December 2002. Additionally, in November 2002, we and Elan terminated the HepaSense collaboration. The original HepaSense collaboration was scheduled to end in July 2002. As part of the termination, Elan's funding obligation ended in June 2002. The original HepaSense collaboration was scheduled to end in July 2002. As a result of the termination of the HepaSense collaboration, we have regained rights to our antisense drug for Hepatitis C, ISIS 14803.

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

        For example, in November we terminated our GeneTrove database product offering and reorganized our GeneTrove division. Consequently, we will incur a one-time charge of approximately $1.2 million associated with the restructuring during the fourth quarter of 2002.

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.

        Because drug discovery and development and research services require substantial lead time and money prior to commercialization, our expenses have exceeded our revenues since we were founded in January 1989. As of September 30, 2002, our accumulated losses were approximately $444 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. Our current product revenues are derived solely from sales of Vitravene. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

        Most of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments at September 30, 2002, combined with investment income and committed contractual cash payments will be sufficient to meet our anticipated requirements for at least the next 36 months. If we fail to meet our goals regarding commercialization of our drug products, gene function database product and research services and licensing of our proprietary technologies, we may need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

  •
  success in the marketing of our gene function and research service products; and

  •
  changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements.

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

If we cannot successfully build and operate our Affinitac manufacturing suite, the potential success of Affinitac, our revenues, and our relationship with Lilly could suffer.

        Under our Commercial Supply Agreement with Lilly, we are building a manufacturing suite to manufacture Affinitac. We have limited experience in developing these types of facilities and may not be able to successfully build or operate the manufacturing suite. If we fail to do so, we may be unable to commercialize or meet the potential demands for Affinitac. This could harm the success of Affinitac, reduce our revenues and disrupt our relationship with Lilly.

        We may encounter difficulties in designing, constructing and initiating our manufacturing facility including:

  •
  Governmental regulation of our manufacturing facility, specifically, FDA approvals required for the commercial manufacture of Affinitac;

  •
  Construction delays, including obtaining necessary governmental approvals and permits;

  •
  Cost overruns;

  •
  Delays in design, shipment and installation of equipment for our facility; and

  •
  Other unforeseeable factors inherent in the construction process.

In addition, our manufacturing experience to date has been limited to production of pre-clinical and clinical quantities of our product candidates and to limited commercial production of Vitravene. We also rely on third party suppliers for some of the key components of Affinitac. As a result, we cannot be certain that our manufacturing facilities or our ability to sustain ongoing production of Affinitac will be able to meet our or Lilly's expectations.

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

        For example, if we and Lilly determine that the data from Isis' on-going Phase III trial are sufficiently positive to support a single study NDA, Lilly and we plan to file the NDA in 2003. If we and Lilly determine that data from two Phase III studies reflecting positive data are required, Lilly and we plan to file the NDA in the late-2004 to 2005 timeframe, with data from both Isis' Phase III trial and Lilly's Phase III trial.

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

        The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of the convertible notes. During the 12 months preceding September 30, 2002, the market price of our common stock has ranged from $6.10 to $27.15 per share. The market price of our securities can be affected by many factors, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

        We have granted registration rights in connection with the issuance of our securities to Elan International Services, Ltd., Eli Lilly and Company, and Reliance Insurance Company. In the aggregate, these registration rights cover approximately 4,166,667 shares of our common stock which are currently outstanding and additional shares of our common stock which may become outstanding upon the conversion of outstanding convertible securities. If these registration rights are exercised by the holders, it will bring additional shares of our common stock into the market, which may have an adverse effect on the price of our securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

        For the period ended September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

        On September 13, 2002, all of the foregoing actions were dismissed with prejudice pursuant to the stipulation of the parties and the settlement, release and license grant agreement between them. The order to show cause was deemed moot by the Court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 7, 2002, the holder of our Series A Convertible Preferred Stock exercised its option to convert the Series A shares into Isis common stock. The transaction converted the outstanding 120,150 shares of Series A Convertible Preferred Stock into 656,674 shares of Isis common stock using a conversion price of $21.54 per share. Included in the conversion was approximately $2.1 million in preferred stock dividends, which were accrued in prior periods.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

Exhibit Number		Description of Document
10.1	—	Revised and Restated ISIS 3521 Supply Agreement dated September 30, 2002 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).
10.2	—	Loan Agreement dated September 30, 2002 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).
10.3	—	Amendment No. 1 to Isis Pharmaceuticals, Inc.'s 10b5-1 Trading Plan.
99.1	—	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b.
  Reports on Form 8-K

        On September 16, 2002, the Registrant filed a report on Form 8-K for the announcement of its settlement of litigation pending against Sequitur, Inc. and the related press release dated September 16, 2002. These documents were filed as exhibits to the report (with certain confidential information deleted).

Isis Pharmaceuticals, Inc. (Registrant)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ STANLEY T. CROOKE, M.D., Ph.D. Stanley T. Crooke, M.D., Ph.D.	Chairman of the Board, President, and Chief Executive Officer (Principal executive officer)	November 14, 2002
/s/ B. LYNNE PARSHALL B. Lynne Parshall, Esq.	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	November 14, 2002

CERTIFICATION

I, Stanley T. Crooke, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Isis Pharmaceuticals, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Dated: November 14, 2002

/s/ STANLEY T. CROOKE Stanley T. Crooke, M.D., Ph.D. Chief Executive Officer

CERTIFICATION

I, B. Lynne Parshall, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Isis Pharmaceuticals, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Dated: November 14, 2002

/s/ B. LYNNE PARSHALL B. Lynne Parshall, Esq. Chief Financial Officer

QuickLinks

ISIS PHARMACEUTICALS, INC. FORM 10-Q INDEX
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION