Form 10-Q
period 2003-09-30
ISIS PHARMACEUTICALS INC
filed 2003-11-13
CIK 874015

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

(1) Yes ☒	No	(2) Yes ☒	No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934).    Yes    ☒    No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

Common stock $.001 par value (Class)	55,557,601 shares (Outstanding at November 6, 2003)

ISIS PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

ISIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$55,792	$101,856
Short-term investments	179,028	187,497
Contracts receivable	2,749	14,906
Inventory	9,293	11,090
Other current assets	8,380	4,831

Total current assets	255,242	320,180
Property, plant and equipment, net	37,880	59,094
Licenses, net	28,887	30,749
Patents, net	21,497	18,904
Deposits and other assets	8,664	9,186
Long-term investments	1,376	570

Total assets	$353,546	$438,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,171	$5,524
Accrued compensation	3,784	3,330
Accrued liabilities	10,902	6,794
Amount due to affiliates	—	5,193
Current portion of long-term obligations	26,699	21,435
Current portion of deferred contract revenue	16,083	33,674

Total current liabilities	59,639	75,950
5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	64,390	67,893
Long-term deferred contract revenue, less current portion	11,003	14,363
Stockholders' equity:
Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares issued and outstanding at September 30, 2003 and December 31, 2002	12,015	12,015
Accretion of Series B Preferred stock dividends	2,384	1,866
Common stock, $.001 par value; 100,000,000 shares authorized, 55,552,244 shares and 55,215,785 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	56	55
Additional paid-in capital	604,978	602,101
Deferred compensation	(321)	(59)
Accumulated other comprehensive income (loss)	4,434	(608)
Accumulated deficit	(530,032)	(459,893)

Total stockholders' equity	93,514	155,477

Total liabilities and stockholders' equity	$353,546	$438,683

Note:    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Research and development revenue under collaborative agreements	$11,263	$16,977	$39,944	$49,580
Research and development revenue from affiliates	—	3,313	—	8,434
Licensing and royalty revenue	31	10	347	306

Total revenue	11,294	20,300	40,291	58,320

Operating expenses:
Research and development	27,410	35,470	87,849	93,983
General and administrative	2,147	2,244	7,201	6,915
Compensation (benefit) related to stock options	804	95	936	(3,011)
Restructuring activities	—	—	1,803	—

Total operating expenses	30,361	37,809	97,789	97,887

Loss from operations	(19,067)	(17,509)	(57,498)	(39,567)
Other income (expenses):
Equity in loss of affiliates	—	(3,454)	—	(13,180)
Investment income	1,177	2,207	3,980	6,243
Interest expense	(4,313)	(3,796)	(13,665)	(12,591)
Loss on investments	—	—	(2,438)	—
Loss on prepayment of 14% Notes	—	—	—	(2,294)
Gain on prepayment of 12% Notes	—	4,976	—	4,976

Net loss	(22,203)	(17,576)	(69,621)	(56,413)
Accretion of dividends on preferred stock	(175)	(222)	(518)	(892)

Net loss applicable to common stock	$(22,378)	$(17,798)	$(70,139)	$(57,305)

Basic and diluted net loss per share	$(0.40)	$(0.33)	$(1.27)	$(1.06)

Shares used in computing basic and diluted net loss per share	55,540	54,708	55,418	54,253

See accompanying notes

ISIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Net cash used in operating activities	$(63,065)	$(84,364)
Investing activities:
Purchase of short-term investments	(137,593)	(153,714)
Proceeds from the sale of short-term investments	144,499	139,105
Purchase of property, plant and equipment	(6,138)	(22,978)
Other assets	(4,396)	(4,114)
Investments in affiliates	(5,193)	(8,949)

Net cash used in investing activities	(8,821)	(50,650)

Financing activities:
Net proceeds from issuance of equity	1,680	7,563
Proceeds from long-term borrowings	28,366	28,245
Net proceeds from issuance of convertible debt	—	120,921
Principal payments on debt and capital lease obligations	(4,224)	(2,942)
Principal payment on prepayment of debt	—	(52,705)

Net cash provided from financing activities	25,822	101,082

Net decrease in cash and cash equivalents	(46,064)	(33,932)
Cash and cash equivalents at beginning of period	101,856	127,011

Cash and cash equivalents at end of period	$55,792	$93,079

Supplemental disclosures of cash flow information:
Interest paid	$5,168	$34,578

Supplemental disclosures of non-cash investing and financing activities:
Decrease in property, plant and equipment and notes payable	$21,200	$—

Decrease in inventory and deferred revenue	$8,750	$—

Conversion of preferred stock into common stock	$—	$14,142

Additions to long-term investments for acquired corporation securities	$750	$—

Additions to debt for licensing costs	$—	$1,400

See accompanying notes

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.    Basis of Presentation

        The unaudited interim financial statements for the nine-month periods ended September 30, 2003 and 2002 have been prepared on the same basis as the Company's audited financial statements for the year ended December 31, 2002. The financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Significant Accounting Policies

Revenue Recognition

        The Company recognizes revenue when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

  Research and development revenue under collaborative agreements

        The Company recognizes research and development revenue under collaborative agreements as it incurs the related expenses, up to contractual limits. The Company defers payments received under these agreements that are related to future performance and records revenue as it is earned over the specified future performance period. The Company recognizes revenue that relates to nonrefundable, upfront fees over the period of the contractual arrangements as it satisfies its performance obligations. The Company recognizes revenue that relates to milestones, under existing arrangements, upon completion of the milestone's performance requirement. The Company recognizes revenue related to milestones that are part of arrangements entered into subsequent to June 30, 2003 in accordance with Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires the Company to recognize revenue related to milestones over the period of obligation, if any. The Company records revenue from federal research grants during the period in which it incurs the related expenditures. The Company recognizes revenue from product sales as it ships the products.

        As part of the Company's alliance with Eli Lilly and Company (Lilly) in August 2001, Lilly provided Isis a $100.0 million interest free loan to fund the research collaboration. As of September 30, 2003, the Company had drawn down $67.5 million on the $100.0 million loan. The Company discounted the $67.5 million loan to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time the Company entered into the loan. The Company accretes the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to Isis to help fund the research collaboration. The Company accounts for this value as deferred revenue and recognizes it as revenue over the period of performance.

  Research and development revenue from affiliates

        In late 2002, the Company terminated its HepaSense and Orasense collaborations with Elan Corporation plc (Elan) and as a result, the Company no longer earns revenue from these collaborations.

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

Cash, Cash Equivalents and Short-Term Investments

        The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. The Company's short-term investments have initial maturities of greater than ninety days from date of purchase. The Company classifies its securities as "available-for-sale" in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders' equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. The cost of debt securities sold is based on the specific identification method. The Company includes gross realized gains and losses in investment income and these amounts have not been material. To date, the Company has not had any material losses related to its cash or cash equivalents. During the first quarter of 2003, the Company recorded a non-cash loss of $2.4 million related to the impairment of its equity investments in Antisense Therapeutics Limited (ATL) and Hybridon, Inc. This charge reflected the then-current market climate and was associated with the decline in market value of the equity investments from their initial valuations and was determined to be other-than-temporary. In the second and third quarters of 2003, the Company recorded unrealized gains related to its equity investments in ATL and Hybridon as a separate component of stockholders' equity, which reflected the increase in the market value of the investments since the first quarter of 2003.

Inventory Valuation

        The Company's inventory includes drugs with alternative uses that are used primarily for its development activities and drugs it manufactures for its partners under contractual terms. The Company states its inventories at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventories periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. In the second quarter of 2003, the Company reduced the carrying value of its raw materials related to Affinitak to zero. No reduction in the carrying value of inventory occurred in the third quarter of 2003. Inventory includes the following categories as of September 30, 2003 and December 31, 2002, net of reserves (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$3,000	$10,186
Work-in-process	4,739	904
Finished goods	1,554	—

	$9,293	$11,090

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Employee Compensation

        In April 2003, the Company implemented an employee stock option exchange program to maintain one of the Company's key assets, its employee base, in a manner that was sensitive to shareholder interests. The exchange program allowed employees during the offering period, which began on April 8, 2003 and ended on May 8, 2003, to surrender options, granted prior to January 5, 2002, which had higher exercise prices, in exchange for a lesser number of options, which had lower exercise prices. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options vest over three years beginning on January 1, 2003 and expire on December 31, 2008. The Company accounts for the affected options, until all these options have been exercised or cancelled, using variable accounting consistent with the provisions of Accounting Principles Board Opinion No. 25 and Financial Accounting Standard Board Interpretation No. 44. As a result, the Company has recorded compensation expense of approximately $912,000 to date in 2003 and will continue to account for the affected options using variable accounting.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stock	$(22,378)	$(17,798)	$(70,139)	$(57,305)
Stock based compensation	(1,600)	(4,796)	(2,589)	(17,097)

Proforma net loss applicable to common stock	$(23,978)	$(22,594)	$(72,728)	$(74,402)

Earnings per share:
Basic and diluted	$(0.40)	$(0.33)	$(1.27)	$(1.06)
Basic and diluted, proforma	$(0.43)	$(0.41)	$(1.31)	$(1.37)

        For the purpose of this proforma calculation, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2003 and 2002: 1) a risk free rate of 3.9% and 3.6%, respectively; 2) a dividend yield of 0% each year; 3) a volatility factor of 76.0% and 80.5%, respectively; and 4) an option life of 5.8 years each year. The weighted average fair value of options granted was $5.36 and $5.74 for the three and nine months ended September 30, 2003, respectively. The weighted average fair value of options granted was $9.09 and $15.99 for the three and nine months ended September 30, 2002, respectively.

Reclassification

        Certain prior period amounts have been reclassified to conform to current presentation.

Impact of Recently Issued Accounting Standards

        In November 2002, the Emerging Issues Task Force issued Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. The Company has adopted EITF 00-21 and this issue is not expected to have a material impact on its operating results and financial position.

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

3.    Strategic Alliances

Affiliates

  Orasense

        Due to the significant minority investor rights retained by Elan and its subsidiaries, the Company accounted for its investment in Orasense under the equity method of accounting. Through December 2002, Orasense incurred research and development expenses, performed by Elan and the Company on Orasense's behalf, in the course of its product development. In conjunction with its continuing restructuring efforts, Elan concluded its participation in the Orasense collaboration effective December 31, 2002, and the Company reacquired all rights to ISIS 104838, the compound that the collaboration had been developing. However, the Company has continued to develop its oral delivery technology within Orasense. The following table presents summary results of operations for the three and nine months ended September 30, 2003 and 2002 for Orasense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$—	$—	$—	$—
Research and development expense	546	4,039	3,291	8,350

Net loss	$(546)	$(4,039)	$(3,291)	$(8,350)

  HepaSense

        Due to the significant minority investor rights retained by Elan and its subsidiaries, the Company accounted for its investment in HepaSense under the equity method of accounting. Through December 2002, HepaSense incurred research and development expenses, performed by Elan and the Company on HepaSense's behalf, in the course of its product development. In conjunction with its continuing restructuring efforts, Elan concluded its participation in the HepaSense collaboration in 2002 and the Company reacquired all rights to ISIS 14803, the compound that the collaboration had been developing. As a result of the collaboration termination, there was no activity during the nine months ended September 30, 2003. The following table presents summary results of operations for the three and nine months ended September 30, 2003 and 2002 for HepaSense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$—	$—	$—	$—
Research and development expense	—	271	—	8,104

Net loss	$—	$(271)	$—	$(8,104)

  Amgen

        In February 2003, the Company earned a second research milestone in its drug discovery collaboration with Amgen, which was initiated in December 2001. Amgen and the Company are collaborating to discover and develop antisense drugs utilizing the Company's proprietary second-generation chemistry. Amgen has the right to develop and commercialize antisense drugs resulting from the collaboration.

Lilly Oncology Collaboration

        In April 2003, the Company earned a $1.5 million milestone from Lilly in the development of ISIS 23722, the antisense inhibitor of survivin, as part of the research collaboration oncology expansion entered into in fiscal year 2002 with Lilly. ISIS 23722 is the first compound from the partnership to be selected for clinical development by Lilly.

Santaris Pharma A/S (formerly Pantheco A/S)

        In May 2003, the Company entered into an amended and restated license agreement with Pantheco A/S. The amended and restated license agreement replaces the nonexclusive license agreement the Company entered into with Pantheco in September 2000 and the exclusive license agreement the Company entered into with Pantheco in November 1998. Under the terms of the amended and restated license agreement, the Company licensed its novel antisense chemistry, Peptide Nucleic Acid, or PNA, to Pantheco on a limited exclusive basis to develop products. The license is restricted to a limited number of molecular targets that are subject to the Company's approval. In consideration for the license, Pantheco agreed to pay the Company royalties and milestones on any products developed under the license.

        In addition, in May 2003, Pantheco A/S and Cureon A/S merged to form Santaris Pharma A/S. Prior to the merger, the Company purchased additional shares of Pantheco for $55,000 as a result of antidilution provisions related to Pantheco's stock. After the merger and as of September 30, 2003, the Company's ownership interest in Santaris is 7.4%.

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

OncoGenex Technologies Inc.

        In September 2003, the Company and OncoGenex Technologies Inc. (OncoGenex) expanded their antisense drug development partnership to include the development of the second generation antisense anti-cancer drug candidate, OGX-225. OncoGenex has responsibility for the preclinical and clinical development of the drug. OncoGenex issued the Company OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will provide to the Company milestone payments for key clinical and regulatory achievements and royalties on product sales.

The Centers for Disease Control and Prevention

        In September 2003, the Company's Ibis program received a three-year grant for up to $6.0 million from the Centers for Disease Control and Prevention (CDC) to develop and apply its diagnostic technology to the surveillance of human infectious disease in the U.S. Using the grant from the CDC, Ibis will develop and provide diagnostic technology for CDC projects focused on human emerging infectious disease and biodefense.

4.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Comprehensive loss:
Change in unrealized gains (losses)	$1,358	$648	$5,042	$(672)
Net loss applicable to common stock	(22,378)	(17,798)	(70,139)	(57,305)

Comprehensive loss	$(21,020)	$(17,150)	$(65,097)	$(57,977)

5.    Restructuring

        In November 2002, the Company discontinued its GeneTrove database product offering and reorganized the GeneTrove program. As a result, the Company reduced its workforce by approximately 25 people. The restructuring plan also provided for the write-down of certain intellectual property. As a result of this plan, the Company recognized restructuring related charges of approximately $1.4 million as operating expenses in the fourth quarter of 2002. The Company did not recognize any additional GeneTrove restructuring related charges in the first nine months of 2003 and completed utilization of the reserve related to this restructuring in October 2003.

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

        The following table summarizes the balance of the accrued restructuring reserve related to GeneTrove and Affinitak, which has been included in accrued liabilities at September 30, 2003 (in thousands):

	GeneTrove Severance Cost For Involuntary Employee Terminations	Affinitak Severance Cost For Involuntary Employee Terminations	Total
Balance at June 30, 2003	$81	$701	$782
Reserve additions	—	—	—
Utilization of reserve:
Cash	(51)	(485)	(536)

Balance at September 30, 2003	$30	$216	$246

6.    Subsequent Events

        In November 2003, the Company received a grant of up to $8.0 million over three years from the Singapore Economic Development Board which will fund, in part, the broadening of two of Isis' RNA-based drug discovery and development programs: micro-RNA drug discovery and antisense drug discovery targeting the coronavirus associated with SARS.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information contained in this Report, this Report contains forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that can be proven to be safe and effective for use as human therapeutics, in the process of conducting gene functionalization and target validation services, and in the endeavor of building a business around such products and services. Actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the U.S. Securities and Exchange Commission and those identified in the section of Item 2 entitled "Risk Factors" beginning on page 23 of this Report. As a result, you are cautioned not to rely on these forward-looking statements.

        Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We design antisense drugs to treat a wide variety of diseases. We are applying our expertise in RNA-based drug discovery to understand and develop drugs based on numerous antisense mechanisms, including RNase H, the mechanism that is used by the drugs in our pipeline, as well as siRNA, microRNAs and splicing mechanisms. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating diseases. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into a broad pipeline of antisense products currently in all phases of clinical development. Our drugs in development treat a variety of health conditions, including inflammatory, viral, metabolic, cardiovascular and dermatological diseases, and cancer, and we are studying these drugs in intravenous, subcutaneous, topical cream, enema and oral formulations. We achieved marketing clearance for the world's first antisense drug Vitravene® (fomivirsen) in 1998.

        Affinitak™, formerly LY900003 or ISIS 3521, is our most advanced product in development. In March 2003, we announced the results of our Phase III clinical trial of Affinitak to treat patients with non-small cell lung cancer, which were not sufficient to support a single-study new drug application. Lilly and we completed an analysis of the data from this trial and presented a summary of the findings at the 39th Annual Meeting of the American Society of Clinical Oncology in June 2003. In a second Phase III study, Lilly is continuing to follow patients currently enrolled. Lilly and we will make a decision about the future development of Affinitak pending a review upon completion of the second Phase III trial, which most likely will occur in the second half of 2004. In June 2003, Lilly and we reached a mutually beneficial renegotiation of our manufacturing relationship. Lilly waived repayment of the $21.2 million manufacturing loan it provided us to build the Affinitak manufacturing facility. Lilly agreed to allow us to use the facility to manufacture other drugs. In exchange, we released Lilly from its obligations contained in the supply agreement for Affinitak, including the obligation to purchase additional product from us and the obligation to pay for the costs of maintaining an idle manufacturing suite.

        We are currently conducting two Phase III clinical trials for another product, alicaforsen, or ISIS 2302, in an inflammatory bowel disease known as Crohn's disease. These trials are being conducted in North America and Europe and we expect to complete enrollment of these trials in the first half of 2004. Alicaforsen is an antisense inhibitor of ICAM-1 (Intercellular Adhesion Molecule-1), a molecule that plays a key role in the recruitment and activation of the immune cells associated with the inflammatory response in a wide range of inflammatory and autoimmune conditions such as Crohn's disease. We are also studying alicaforsen in an enema formulation for patients with ulcerative colitis in

Phase II trials. We expect results in the second half of 2004. We also have several products in Phase II and earlier stages of development.

        Our GeneTrove program uses our antisense technology as a tool to provide important information about the function of genes and has automated the initial steps in our antisense drug discovery process. Our current focus is to use GeneTrove information to direct our own drug discovery research and that of our antisense drug discovery partners, such as Lilly and Amgen. We also offer antisense-based gene function information and license our antisense based functional genomics patents to pharmaceutical company partners that are evaluating the genes as targets for their own drug discovery programs. In November 2002, we announced the termination of GeneTrove's subscription database product originally added in August 2001. This resulted in a reorganization of the GeneTrove program.

        Our Ibis program has invented a platform technology that has the potential to revolutionize the detection and treatment of infectious diseases. We are creating a sensor that can detect known and unknown infectious agents, and are working to discover small molecule drugs that work by binding to RNA. Our scientists have invented methods of identifying common binding sites in RNA that facilitate the identification of organisms or serve as targets for drug binding. We have also invented mass spectrometry-based screening methods for both diagnostic and drug discovery applications. In a project called Triangulation Identification for Genetic Evaluation of Risks, or TIGER, we are applying our Ibis technology to develop a sensor to detect infectious agents that could be used in biological warfare attacks. We collaborate with San Diego-based Science Applications International Corporation, or SAIC, on this multi-year project funded by the Defense Advanced Research Projects Agency, or DARPA. Ibis expects to receive funding of up to $11.7 million for its efforts related to this collaboration with SAIC, of which $11.4 million has been billed and $10.8 million has been collected as of September 30, 2003. In September 2003, our Ibis program received a three-year grant for up to $6.0 million from the Centers for Disease Control and Prevention, or the CDC, to develop and apply its diagnostic technology to the surveillance of human infectious disease in the U.S. Using the grant from the CDC, Ibis expects to develop and provide diagnostic technology for CDC projects focused on human emerging infectious disease and biodefense. In early 2002, Ibis received a three-year contract from the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, to use its technology to develop broad-spectrum anti-infective drugs that we believe will be useful in national defense. The contract provides for funding of up to $2.4 million. In addition to DARPA, USAMRIID and the CDC, Ibis also has research relationships with other government entities including the United States Navy and the Federal Bureau of Investigation.

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

Revenue Recognition

        We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. We often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. In compliance with current accounting rules, we recognize revenue related to up-front payments over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligations when the information is not clearly defined in the agreements we enter into. Should different estimates prevail, revenue recognized could be materially different. Agreements where we have made estimates of our continuing obligations include our collaborations with Antisense Therapeutics Limited, or ATL, Amgen, Chiron, Industrial Technology Research Institutes of Taiwan and Lilly. As of September 30, 2003, we evaluated our estimates for the periods of contractual arrangements and determined that our estimates are appropriate.

        In November 2002, the Emerging Issues Task Force issued Issue No. 00-21, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. We adopted EITF 00-21 for all revenue arrangements entered into after June 30, 2003 and have determined that this issue will not have a material impact on our operating results and financial positions.

        Prior to the adoption of EITF 00-21, we recognized revenue related to milestones upon completion of the milestone's performance requirement. During the first quarter of 2003, we earned a milestone through our research collaboration with Amgen. In addition, during the second quarter of 2003, we earned a $1.5 million milestone from Lilly in the development of ISIS 23722, the antisense inhibitor of survivin. We adopted EITF 00-21 for revenue associated with all milestones earned under agreements entered into after June 30, 2003.

        We generally recognize revenue related to the sale of our inventory as we ship or deliver drugs to our partners. Occasionally, we complete the manufacturing of drugs, but our partners ask us to deliver the drug on a later date. Under these circumstances, we ensure that our obligation is complete under the terms of the manufacturing agreement in place, and title has transferred to the customer, before we recognize the related revenue.

        As part of our Lilly alliance, Lilly provided us a $100.0 million interest free loan to fund the research collaboration. As of September 30, 2003, we had drawn down $67.5 million on the $100.0 million loan. We discounted the $67.5 million loan to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to us to help fund the research collaboration, and is accounted for as deferred revenue and is recognized as revenue over the period of performance.

        Additionally, we recognize as revenue immediately those licensing and royalty agreements we enter into for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable.

Inventory Valuation

        Our inventories include drugs with alternative uses that are used primarily in our development activities and drugs we manufacture for our partners under contractual terms. Our inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We review inventories periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. In the second quarter of 2003, we reduced the carrying value of our raw materials related to Affinitak to zero. No reduction in the carrying value of inventory occurred in the third quarter of 2003.

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

        We also have equity investments in biotech companies where we have an ownership interest of less than 20%. In determining if and when a decrease in market value below our cost is other-than-temporary in our equity positions, we examine historical trends in stock price, the financial condition and near term prospects of the issuer, and our current need for cash. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the period operating results to the extent of the decline. During the first quarter of 2003, we recorded a non-cash loss of $2.4 million related to the impairment of our equity investments in ATL and Hybridon, Inc. This charge reflected the then-current market climate and was associated with the decline in market value of the equity investments from their initial valuations and was determined to be other-than-temporary. In the second and third quarters of 2003, we recorded unrealized gains related to our equity investments in ATL and Hybridon as a separate component of stockholders' equity, which reflected the increase in the market value of the investments since the first quarter of 2003.

Use of Estimates

        In preparing our financial statements to conform with accounting principles generally accepted in the United States of America, we make estimates and assumptions that affect the amount reported in our financial statements and accompanying notes. These estimates include useful lives of fixed assets for depreciation calculations, useful lives of intellectual property for amortization calculations, estimated lives for license agreements related to deferred revenue, valuation of inventory, and assumptions for valuing stock options. Actual results could differ from these estimates.

Results of Operations

Revenue

        Our total revenue was $11.3 million and $40.3 million for the three and nine months ended September 30, 2003, respectively, compared with $20.3 million and $58.3 million for the same periods in 2002. The decrease in revenue was primarily due to the reduction in revenue associated with the clinical development of Affinitak and the conclusion of Elan's participation in the Orasense and HepaSense collaborations. In late 2002, we reacquired product rights to ISIS 14803 for hepatitis C and an oral formulation of ISIS 104838 as a result of Elan's conclusion of its participation in the HepaSense and Orasense joint ventures, respectively. As a result, we did not earn revenue from these affiliates in 2003. The decrease in revenue was offset in part by new sources of revenue not present in the same nine-month period of 2002, including the achievement of milestones in the discovery and development of drugs for our partners Lilly and Amgen.

        Under the category of research and development revenue under collaborative agreements for the three and nine months ended September 30, 2003, we reported $11.3 million and $39.9 million, respectively, compared to $17.0 million and $49.6 million for the same periods in 2002. The decrease was primarily a result of drug shipments occurring in the first nine months of 2002 that were absent in the same period of 2003 and the reduction in revenue associated with the clinical development of Affinitak.

        Research and development revenue from affiliates for the three and nine months ended September 30, 2002 consisted of revenue associated with our two joint ventures with Elan, Orasense and HepaSense. For the three and nine months ended September 30, 2002, we recognized $3.3 million and $8.4 million, respectively, from these collaborations as revenue. During the same periods in 2003, we did not earn revenue from these collaborations as Elan concluded its participation in the joint ventures in 2002.

        Our revenue from licensing activities and royalties was $31,000 and $347,000 for the three and nine months ended September 30, 2003, respectively, compared to $10,000 and $306,000 for the same periods in 2002.

Operating Expenses

        Total operating expenses for the three and nine months ended September 30, 2003 were $30.4 million and $97.8 million, respectively, compared to $37.8 million and $97.9 million for the same periods in 2002. On a proforma basis, operating expenses, for the three and nine months ended September 30, 2003 were $29.6 million and $95.1 million, respectively, compared to $37.7 million and $100.9 million for the same periods in 2002. The decrease in the proforma basis operating expenses for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily due to our implementation of an expense reduction plan in the second quarter of 2003 and the substantial completion of our development activities for Affinitak compared to the same periods last year. The decrease was offset in part by increased clinical development expenses for many of our other products. Proforma operating expenses, which include research and development and general and administrative expenses, but exclude compensation expense or benefit related to stock options and restructuring activities expense, provide a supplemental comparison of results of operating expenses and represent the costs of key activities and cost drivers for us. We believe that it is important to exclude compensation expense or benefit related to stock options from proforma operating expenses because it is based on the variability of our stock price rather than operations. We believe that it is important to exclude restructuring activities because these costs are directly related to a first quarter event, which was an isolated event, and should be excluded for comparability purposes and analysis of results of operations. We have provided a reconciliation of GAAP operating expenses to proforma operating expenses. Proforma operating expenses for the three and nine months ended September 30, 2003 and 2002, respectively, were the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
As reported operating expenses according to GAAP	$30,361	$37,809	$97,789	$97,887
Excluding compensation expense (benefit) related to stock options	804	95	936	(3,011)
Excluding restructuring activities	—	—	1,803	—

Proforma operating expenses	$29,557	$37,714	$95,050	$100,898

        Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, our Ibis Therapeutics program and R&D Support costs. For the three and nine months ended September 30, 2003, we reported total research and development expenditures of $27.4 million and $87.8 million, respectively, compared to $35.5 million and $94.0 million for the same periods in 2002. The $6.2 million decrease for the first nine months in 2003 over 2002 was primarily due to our implementation of an expense reduction plan and a decrease in our total Affinitak related expenses. The decrease was offset in part by increased clinical development expenses for many of our other products.

        Antisense drug discovery costs for the three and nine months ended September 30, 2003 totaled $8.7 million and $27.9 million, respectively, compared to $11.7 million and $31.2 million for the same periods in 2002. The decrease of $3.3 million for the nine months of 2003 over 2002 was principally a result of our planned expense reductions starting in the second quarter of 2003. This decrease was offset in part by the increase in expenses to support our research collaborations with Lilly and with Amgen.

        Antisense drug development expenditures totaled $11.1 million and $36.7 million for the three and nine months ended September 30, 2003, respectively, compared to $16.1 million and $40.6 million for the same periods in 2002. The decrease of $3.9 million for the nine months in 2003 over 2002 is primarily due to the planned expense reductions started in the second quarter of 2003, offset in part by increased clinical development expenses for our other products.

        Expenditures related to Affinitak for the three and nine months ended September 30, 2003 were $143,000 and $7.3 million, respectively, compared to $7.7 million and $14.2 million for the same periods of 2002. The decrease of $6.9 million for the first nine months of 2003 over 2002 was primarily due to a reduction in Affinitak related expenses as a result of the disappointing results from the first Phase III trial of Affinitak and the decision not to file a 2003 NDA. Costs related to the final phases of our Phase III trial primarily occurred in the first and second quarters of 2003 with minimal amounts incurred in the third quarter of 2003. In March 2003, we announced the results of Affinitak for the treatment of non-small cell lung cancer. In this trial, we observed no difference in overall survival of those patients who received Affinitak plus a standard chemotherapy regimen compared to those patients who received the standard chemotherapy alone. Based on these results, we will not file an NDA for Affinitak in 2003 and in April 2003, we initiated a small reduction in our workforce, which primarily represented positions that were in support of the commercialization and manufacture of Affinitak. Consequently, we incurred a one-time restructuring charge of approximately $1.8 million during the second quarter of 2003 and we expect to complete the utilization of the reserve related to this restructuring in the fourth quarter of 2003.

        Our second drug in Phase III clinical trials, alicaforsen for Crohn's disease, had development expenditures totaling $1.9 million and $5.5 million for the three and nine months ended September 30, 2003, respectively, compared to $2.0 million and $5.3 million for the same periods of 2002. The increase of $200,000 for the nine months of 2003 over 2002 is a result of an increase in the number of patients undergoing treatment in our two Phase III trials. The trials initiated in November 2001 and June 2002.

        Expenditures related to our other products in development totaled $8.4 million and $22.1 million for the three and nine months ended September 30, 2003, respectively, compared to $5.5 million and $19.2 million for the same periods of 2002. For the first nine months of 2003 and 2002, the $2.9 million increase is primarily due to an increase in the number of patients undergoing treatment in our Phase II trials and expenses related to products in the early stages of development.

        Ibis expenditures for the three and nine months ended September 30, 2003 were $1.8 million and $6.8 million, respectively, compared to $2.1 million and $6.3 million for the same periods in 2002. The $500,000 increase for the nine months of 2003 over 2002 was primarily related to Ibis' performance obligations under its multi-year government contracts with DARPA, awarded in October 2001, and USAMRIID, awarded in March 2002.

        R&D Support costs for the three and nine months ended September 30, 2003 were $5.8 million and $16.5 million, respectively, compared to $5.7 million and $16.0 million for the same periods in 2002. The $500,000 increase for the nine months ended September 30, 2003 over the same period of 2002 is primarily due to increases in our research and development efforts to prepare for the manufacture and commercialization of Affinitak in the first quarter of 2003. This increase was partially offset by our planned expense reductions. While we work to control R&D Support costs, we expect that they will be directly related to fluctuations in our research and development expenses.

        General and administration expenses for the three and nine months ended September 30, 2003 were $2.1 million and $7.2 million, respectively, compared to $2.2 million and $6.9 million for the same periods in 2002. The $300,000 increase for the nine months of 2003 over 2002 was primarily a result of an increase in employees and related benefits in the first quarter of 2003. As a result of the restructuring in April 2003, we reduced the number of employees to levels comparable to the first nine months of 2002.

        Compensation expense related to stock options for the three and nine months ended September 30, 2003 was $804,000 and $936,000, respectively, which primarily consisted of compensation expense related to stock options associated with the employee stock option exchange program initiated in April 2003 and stock options granted to consultants, which we accounted for in accordance with EITF 96-18. We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with Accounting Principles Board Opinion No. 25 and Financial Accounting Standard Board Interpretation No. 44. In the same periods in 2002, we reported compensation expense of $95,000 and compensation benefit of $3.0 million, respectively. The compensation benefit represented the reversal of previously recorded compensation expense related to stock options accounted for as variable stock options. This benefit was associated with the option exchange program we offered to non-officer employees in January 2000. These variable stock options were either exercised or cancelled by December 31, 2002.

        In the second quarter of 2003, we recorded a one-time restructuring charge of $1.8 million related to our expense reduction plan, which included a small reduction in our workforce. There were no restructuring charges in the same period of 2002.

Equity in Loss of Affiliates

        We used the equity method of accounting for our investments in the Orasense and HepaSense joint ventures in which we own 80.1% and Elan owns 19.9%. As a result, we recognized 80.1% of the total loss reported by Orasense and HepaSense under equity in loss of affiliates. In 2002, Elan concluded its participation in the associated collaborations and as a result, we did not recognize any equity in loss of affiliates for the three and nine months ended September 30, 2003. This compares to $3.5 million and $13.2 million for the respective periods in 2002.

Investment Income

        Investment income for the three and nine months ended September 30, 2003 totaled $1.2 million and $4.0 million, respectively, compared to $2.2 million and $6.2 million for the same periods in 2002. The $2.2 million decrease in investment income for the first nine months of 2003 over 2002 is primarily due to our lower average cash balance for the first nine months of 2003 compared to the first nine months of 2002. In addition, our investment income was affected by the decline in interest rates as a result of current market conditions.

Interest Expense

        Interest expense for the three and nine months ended September 30, 2003 totaled $4.3 million and $13.7 million, respectively, compared to $3.8 million and $12.6 million for the same periods in 2002. The effect of a higher debt balance as of September 30, 2003, compared to September 30, 2002, was primarily offset by a decrease in the average interest rate on our debt. The decrease in the average interest rate was primarily due to the retirement, in May 2002 and July 2002, of higher interest rate debt with the proceeds from the issuance, in May 2002, of our 5 1/2% convertible subordinated notes due in 2009.

Net Loss Applicable to Common Stock

        For the three and nine months ended September 30, 2003, we reported a net loss applicable to common stock of $22.4 million and $70.1 million, respectively, which included $175,000 and $518,000 of accreted dividends on preferred stock, respectively. Our net loss applicable to common stock was $17.8 million and $57.3 million for the three and nine months ended September 30, 2002, respectively, which included $222,000 and $892,000 of accreted dividends on preferred stock, respectively. The net loss applicable to common stock for the nine months ended September 30, 2003 included non-cash loss on investments of $2.4 million related to the other-than-temporary impairment of our investments in ATL and Hybridon. The increase in the net loss applicable to common stock was primarily a result of the increase in loss from operations and the absence of a net gain on debt extinguishment recorded in the same period of 2002.

Liquidity and Capital Resources

        We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2003, we have earned approximately $390.8 million in revenue from contract research and development and from the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $589.1 million from the sale of equity securities. We have borrowed approximately $319.0 million under long-term debt arrangements to finance a portion of our operations.

        As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling $234.8 million and working capital of $195.6 million. In comparison, we had cash, cash equivalents and short-term investments of $289.4 million and working capital of $244.2 million as of December 31, 2002. The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations, to purchase property, plant, and equipment and to pay our debt and capital lease obligations.

        As of September 30, 2003, our debt obligations totaled $237.4 million, compared to $242.6 million at December 31, 2002. Our debt obligations include long-term and current deferred contract revenue and contractual obligations that represent our payment obligations. The decrease was primarily due to the renegotiation of our manufacturing relationship with Lilly, including Lilly's waiver on repayment of the $21.2 million manufacturing loan it provided to us to build the Affinitak manufacturing facility, of which we had $15.4 million outstanding at December 31, 2002. In addition, we repaid principal and interest related to a note payable to Abbott Laboratories and we repaid certain of our capital leases. The decreases were offset by the additional draw downs from the $100.0 million interest-free loan from Lilly, which we discounted to their present value by imputing interest on the amount at 20% and accreting to their face value over their terms by recording interest expense, and by the accrued interest on our convertible debt facility with Elan. We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required for our growing business. We will continue to use lease financing as long as the terms remain commercially attractive. Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe that our available cash, cash equivalents and short-term investments as of September 30, 2003, when combined with investment income and committed contractual cash payments from our partners, will be sufficient to meet our anticipated requirements for at least the next 36 months. The following table summarizes our contractual obligations as of September 30, 2003. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in thousands)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible Partner Debt	$97,951	$22,576	$75,375	$—	$—
5 1/2% Convertible Subordinated Notes	$125,000	$—	$—	$—	$125,000
Standard Operating Debt	$7,726	$726	$1,453	$5,547	$—
Capital Lease Obligations	$6,759	$3,397	$3,362	$—	$—
Operating Leases	$13,086	$2,676	$4,530	$3,310	$2,570

        Our contractual obligations are composed primarily of publicly traded convertible debt and partner debt that we can repay on favorable terms with equity at our option. Convertible partner debt includes: 1) the interest-free loan Lilly made available to us to fund the joint research collaboration; 2) the convertible promissory note provided by Elan to us in conjunction with the Orasense joint venture; and 3) the convertible debt provided by Boehringer Ingelheim International BmbH, or BI, associated with the collaborative agreement between the two companies.

        In August 2001, Lilly made available to us a $100.0 million interest-free loan to fund the joint research collaboration between the two companies. The loan is interest-free and is repayable, at our option, in cash or common stock at $40 per share at the end of four years. The term of the loan provides for quarterly draw downs by us. As of September 30, 2003, we had drawn down $67.5 million of the $100.0 million available. We are accounting for this loan using an imputed interest rate of 20%, consistent with market conditions in place at the time the loan was agreed to. We carry the net present value of the drawdowns as a long-term obligation and record interest expense over the term of the loan. The difference between the cash received and the present value of the loan represents value given to us by Lilly to help fund the research collaboration, and we are accounting for the difference as deferred revenue related to the collaboration, which is recognized as revenue over the period of performance. As of September 30, 2003, the balance in long-term obligations was $46.2 million and the balance in deferred revenue was $21.3 million.

        In April 1999, in conjunction with the Orasense joint venture, Elan made available to us an $18.4 million line of credit evidenced by a convertible promissory note. The terms of the convertible promissory note provide for interest at 12% per annum, compounded semi-annually, maturing April 19, 2005. No principal or interest payments are required until the end of the loan. The loan may be prepaid by us at any time, at our option, in whole or in part, in cash or in common stock at a price equal to the average market value of the common stock for the 60 trading days ending two business days prior to the date of prepayment. At any time prior to maturity, Elan may convert all or any portion of the loan outstanding into shares of our common stock. Elan's conversion price for each amount we drew on the line of credit was set at the time we drew such amount. As of September 30, 2003, Elan's weighted average conversion price for the outstanding debt was $16.63 per share. The balance under this borrowing facility, including accrued interest, as of September 30, 2003 was $7.9 million. We cannot borrow any additional principal under this promissory note.

        In 1996 and 1997, we borrowed a total of $22.6 million under a $40.0 million line of credit made available under the terms of our collaborative agreement with BI. The borrowed funds were used to fund research and development costs associated with the collaboration. Borrowings under the line of credit bear interest at the seven year U.S. interbanking rate plus 2.0%, determined at the time each advance was made, and range from 8.36% to 8.46%. Interest payments are due twice each year with principal repayment due seven years after the advance date. The principal may be repaid in cash or stock, at our option. If we elect to repay the loan in shares of our common stock, repayment will be made at a share price equal to 90% of the average market value over the 20 trading days preceding the maturity date. The balance under this line of credit as of September 30, 2003 was $22.6 million. In October 2003, we repaid the first installment of $8.3 million in cash.

        The 5 1/2% convertible subordinated notes are due May 2009 and interest on these notes is payable on a semi-annual basis. The notes are convertible by its holders into shares of our common stock at a conversion price of $16.625 per share. As of September 30, 2003, the principal balance on this debt was $125.0 million.

Prospective Information

        In November 2003, we received a grant of up to $8.0 million over three years from the Singapore Economic Development Board which will fund, in part, the broadening of two of Isis' RNA-based drug discovery and development programs: micro-RNA drug discovery and antisense drug discovery targeting the coronavirus associated with Severe Acute Respiratory Syndrome, or SARS.

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

If the market does not accept our products, we are not likely to generate revenues or become profitable.

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

  •
  the patient convenience of the dosing regiment for our drug candidates; and

  •
  reimbursement policies of government and third party payors.

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

  •
  fund our research and development activities,

  •
  access manufacturing by third parties;

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

        Because drug discovery and development and research services require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2003, our accumulated losses were approximately $530.0 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently derive our current product revenue solely from sales of Vitravene. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

        Most of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments as of September 30, 2003, combined with investment income and committed contractual cash payments will be sufficient to meet our anticipated requirements for at least the next 36 months. If we do not meet our goals to commercialize our drug products and research services or to license our proprietary technologies, we may need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

        If we successfully commercialize any of our drug candidates, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have limited experience manufacturing pharmaceutical products of the chemical class represented by our drug candidates, called oligonucleotides, on a commercial scale for the systemic administration of a drug. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, we must continue to improve our manufacturing processes to allow us to reduce our product costs. We may not be able to manufacture at a cost or in quantities necessary to make commercially successful products.

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

        The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our convertible notes. During the 12 months preceding September 30, 2003, the market price of our common stock has ranged from $2.50 to $11.00 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

        For the period ended September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

        Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.    OTHER INFORMATION

        Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

Exhibit Number		Description of Document
10.1	—	Grant letter dated September 29, 2003 from the Centers for Disease Control and Prevention (with certain confidential information deleted).
10.2	—	Amendment No. 1 to Isis Pharmaceuticals Inc. 2000 Employee Stock Purchase Plan.
31.1	—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b.
  Reports on Form 8-K

    On August 5, 2003, the Registrant filed a report on Form 8-K for the announcement of its second quarter results and the related press release dated August 5, 2003.

    On November 4, 2003, the Registrant filed a report on Form 8-K for the announcement of its third quarter results and the related press release dated November 4, 2003.

Isis Pharmaceuticals, Inc.
(Registrant)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ STANLEY T. CROOKE, M.D., PH.D. Stanley T. Crooke, M.D., Ph.D.	Chairman of the Board, President, and Chief Executive Officer (Principal executive officer)	November 12, 2003
/s/ B. LYNNE PARSHALL B. Lynne Parshall, Esq.	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	November 12, 2003

QuickLinks

ISIS PHARMACEUTICALS, INC. FORM 10-Q INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULT UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K