Form 10-Q
period 2004-03-31
ISIS PHARMACEUTICALS INC
filed 2004-05-10
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19125

Isis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0336973
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2292 Faraday Ave., Carlsbad, CA 92008
(Address of principal executive offices, including zip code)

760-931-9200
(Registrant’s telephone number, including area code)

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

The number of shares of voting common stock outstanding as of May 5, 2004 was 56,025,849.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$39,757	$33,117
Short-term investments	141,116	182,387
Contracts receivable	5,774	2,657
Inventory	14,548	13,995
Other current assets	7,686	7,405
Total current assets	208,881	239,561

Property, plant and equipment, net	32,721	34,790
Licenses, net	27,782	28,363
Patents, net	23,556	22,374
Deposits and other assets	8,411	8,479
Long-term investments	11,375	1,375
Total assets	$312,726	$334,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,349	$3,720
Accrued compensation	2,058	4,149
Accrued liabilities	8,049	6,527
Current portion of long-term obligations	10,355	16,477
Current portion of deferred contract revenue	15,832	14,684
Total current liabilities	39,643	45,557

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	94,558	88,397
Long-term deferred contract revenue, less current portion	5,971	8,810

Stockholders’ equity:
Series B Convertible Exchangeable 5% Preferred stock, $.001 par value; 16,620 shares authorized, 12,015 shares issued and outstanding at March 31, 2004 and December 31, 2003	12,015	12,015
Accretion of Series B Preferred stock dividends	2,741	2,560
Common stock, $.001 par value; 100,000,000 shares authorized, 55,995,246 shares and 55,557,253 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	56	56
Additional paid-in capital	610,517	604,948
Deferred compensation	(453)	(294)
Accumulated other comprehensive income	4,747	3,476
Accumulated deficit	(582,069)	(555,583)
Total stockholders’ equity	47,554	67,178
Total liabilities and stockholders’ equity	$312,726	$334,942

Note:      The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Research and development revenue under collaborative agreements	$6,998	$13,780
Licensing and royalty revenue	5,305	200
Total revenue	12,303	13,980

Operating expenses:
Research and development	28,947	30,261
General and administrative	2,453	2,622
Compensation expense related to stock options	3,238	9
Total operating expenses	34,638	32,892

Loss from operations	(22,335)	(18,912)

Other income (expenses):
Investment income	1,133	1,636
Interest expense	(5,104)	(4,608)
Loss on investments	—	(2,438)

Net loss	(26,306)	(24,322)

Accretion of dividends on preferred stock	(181)	(171)

Net loss applicable to common stock	$(26,487)	$(24,493)

Basic and diluted net loss per share	$(0.47)	$(0.44)

Shares used in computing basic and diluted net loss per share	55,858	55,375

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net cash used in operating activities	$(23,467)	$(18,005)

Investing activities:
Purchase of short-term investments	(23,182)	(73,371)
Proceeds from the sale of short-term investments	64,181	52,412
Purchase of property, plant and equipment	(103)	(3,554)
Other assets	(1,837)	(1,365)
Strategic investments	(10,000)	—
Investments in affiliates	—	(5,193)
Net cash provided by (used in) investing activities	29,059	(31,071)

Financing activities:
Net proceeds from issuance of equity	2,172	902
Proceeds from long-term borrowings	7,574	9,524
Principal payments on debt and capital lease obligations	(8,698)	(2,114)
Net cash provided from financing activities	1,048	8,312

Net increase (decrease) in cash and cash equivalents	6,640	(40,764)
Cash and cash equivalents at beginning of period	33,117	101,856
Cash and cash equivalents at end of period	$39,757	$61,092

Supplemental disclosures of cash flow information:
Interest paid	$570	$273

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.             Basis of Presentation

The unaudited interim consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003.  The financial statements include all adjustments (consisting only of normal recurring adjustments), which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods.  Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts of Isis and its wholly-owned subsidiary, Isis Pharmaceuticals Singapore Pte Ltd., established during October 2003.  There were no current operations or results of operations for the wholly-owned subsidiary for the three months ended March 31, 2004.

2.             Significant Accounting Policies

Revenue recognition

Isis (“the Company”) recognizes revenue when it has satisfied all contractual obligations and Isis is reasonably certain it can collect the receivable.

Research and development revenue under collaborative agreements

Isis recognizes research and development revenue under collaborative agreements as it incurs the related expenses, up to contractual limits. Isis defers payments received under these agreements that relate to future performance and records revenue as earned over the specified future performance period. The Company recognizes revenue that relates to nonrefundable, upfront fees over the period of the contractual arrangements as it satisfies its performance obligations. Isis recognizes revenue that relates to milestones upon completion of the milestone’s performance requirement, and recognizes revenue from arrangements containing multiple deliverables in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. In these cases, the Company recognizes revenue from each element of the arrangement as long as it can determine a separate value for each element, it has completed its obligation to deliver or perform on that element, and is reasonably assured of collecting the resulting receivable. Isis records revenue from federal research grants and contracts during the period in which it incurs the related expenditures. Isis recognizes revenue from product sales as it ships the products.

Isis has implemented the provisions of Staff Accounting Bulletin No. 104 (“SAB 104”), which was issued in December 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletin No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 provides interpretation on selected revenue recognition issues.  Under SAB 104, revenue should be recognized when it is realized or realizable and earned, and has met the following criteria: 1) persuasive evidence of an arrangement exists, 2) delivery occurred or services were rendered, 3) the seller’s price to the buyer is fixed or determinable and 4) collectibility is reasonably assured. This statement has not had a material impact on the Company’s operating results and financial position.

As part of Isis’ alliance with Eli Lilly and Company (“Lilly”) in August 2001, Lilly provided Isis a $100.0 million interest free loan to fund the research collaboration. As of March 31, 2004, Isis had drawn down $80.0 million on the $100.0 million loan. Isis discounted the $80.0 million loan to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accretes the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to Isis to help fund the research collaboration. Isis accounts for this value as deferred revenue and recognizes it as revenue over the period of performance.

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

Cash, cash equivalents and short-term investments

Isis considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Isis’ short-term investments have initial maturities of greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Isis carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. Isis uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses in investment income and these amounts have not been material. During the first quarter of 2003, Isis recorded a non-cash loss of $2.4 million related to the impairment of its equity investments in Antisense Therapeutics Limited (“ATL”) and Hybridon, Inc. (“Hybridon”). This charge reflected the then-current market climate and was associated with the decline in market value of the equity investments from their initial valuations and Isis determined the decline in value to be other-than-temporary. Isis determined that there were no other-than-temporary declines in value for these investments during the three months ended March 31, 2004.

Inventory valuation

Isis’ inventory includes drugs with alternative uses that are used primarily for its clinical development activities and drug products it manufactures for its partners under contractual terms. Isis states its inventory at the lower of cost or market, with cost determined under the first-in, first-out method. Isis reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. In the second quarter of 2003, Isis reduced the carrying value of its raw materials related to Affinitak to zero.

Inventory includes the following categories as of March 31, 2004 and December 31, 2003 (net realizable value in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$1,695	$1,526
Work in process	10,799	9,920
Finished goods	2,054	2,549

	$14,548	$13,995

The composition of inventory among raw materials, work-in-process and finished goods fluctuates from period-to-period based on the nature and timing of Isis’ manufacturing activities in response to product requirements to support clinical trials and partner collaborations.

Licenses

Isis obtains licenses from third parties and capitalizes the cost related to exclusive licenses. Isis amortizes capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between nine years and 15 years.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews costs regularly to determine that they include costs for patent applications Isis is pursuing. Isis evaluates costs related to patents that Isis is not actively pursuing for impairment and writes off the related costs, if appropriate. Isis amortizes patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued.

Fair value of financial instruments

Isis has determined the estimated fair value of its financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. Isis reports its investment securities at their estimated fair value based on quoted market prices of comparable instruments.

Long-lived assets

Pursuant to the provisions of SFAS 144, Accounting for the Impairment of Long-Lived Assets, Isis periodically evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may be impaired.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

In April 2003, Isis implemented an employee stock option exchange program (“2003 option exchange program”) to maintain one of Isis’ key assets, its employee base, in a manner that was sensitive to shareholder interests. The 2003 option exchange program allowed employees during the offering period, which began on April 8, 2003 and ended on May 8, 2003, to surrender options, granted prior to January 5, 2002, which had higher exercise prices, in exchange for a lesser number of options, which had lower exercise prices. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options vest over three years beginning on January 1, 2003 and expire on December 31, 2008. Isis accounts for the affected options using variable accounting consistent with the provisions of APB 25 and FIN 44, and will continue to account for the affected options using variable accounting until all these options have been exercised or cancelled.  As a result, Isis recorded compensation expense of approximately $3.2 million during the three months ended March 31, 2004.

Isis has adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, Isis has not recognized compensation expense, except primarily for compensation expense related to the affected options from the 2000 and 2003 option exchange programs, for the Isis stock option plans. Had Isis determined compensation expense consistent with SFAS 123, Isis would have reported the following proforma amounts for net loss and basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net loss applicable to common stock—as reported	$(26,487)	$(24,493)
Net loss applicable to common stock—pro forma	$(25,100)	$(27,521)
Basic and diluted net loss per share—as reported	$(0.47)	$(0.44)
Basic and diluted net loss per share—pro forma	$(0.45)	$(0.50)

For purposes of proforma disclosures, Isis estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2004	2003

Risk-free interest rate	3.8%	3.8%
Dividend yield	0%	0%
Volatility	74.6%	82.1%
Expected Life	6.23 years	5.5 years

The weighted average fair value of options granted were $6.91 and $6.72 for the three months ended March 31, 2004 and 2003, respectively.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components.  A summary follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Comprehensive loss:
Change in unrealized gains (losses)	$1,271	$2,210
Net loss applicable to common stock	(26,487)	(24,493)

Comprehensive loss	$(25,216)	$(22,283)

Impact of recently issued accounting standards

In March 2004, the FASB issued EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.  EITF 03-06 provides guidance in determining when a security participates in dividends such that the two-class method must be used to calculate earnings per share.  Under FASB No. 128, the two-class method results in an allocation of all undistributed earnings to common shares and other participating securities as if all those earnings were distributed, which can result in a substantial reduction in both basic and diluted earnings per share attributable to the common stock.  EITF 03-06 will be effective for the quarter beginning April 1, 2004.  Isis does not expect that the adoption of EITF 03-06 will have a material impact on its earnings per share presentation.

In March 2004, the FASB issued EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 requires a three-step model to determine other-than-temporary impairments for all current and future investments in marketable securities, and will be effective for interim and annual reporting periods beginning after June 15, 2004.  Isis does not expect that the adoption of EITF 03-01 will have a material impact on its operating results and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE”s) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Isis has applied the Revised Interpretations for the quarter ended March 31, 2004. As of March 31, 2004, Isis had a collaborative arrangement with a development stage biopharmaceutical company (the “investee”) developing drugs based on RNA splicing technology. Isis considers this entity to be a VIE under the provisions of FIN 46. During 2003 and early 2004, Isis advanced initial funding of $500,000 and $250,000, respectively, in cash in exchange for a convertible promissory note, which will convert into securities that the investee issues in its next round of equity financing. To date, Isis has contributed the substantial portion of this entity’s funding. Due to the uncertainty in ultimately realizing any value from the consideration paid, Isis expensed the payments when made.  In addition, since Isis did not hold equity ownership in the investee as of March 31, 2004, Isis was not required to consolidate the investee’s results of operations under FIN 46.  Based upon these factors, the adoption of FIN 46 did not have a material impact on Isis’ operating results and financial position for the three months ended March 31, 2004.

3.             Strategic Alliances

Science Applications International Corporation

In March 2004, Isis entered into a two-year contract with Science Applications International Corporation (“SAIC”) to further the development of Isis’ TIGER biosensor to identify infectious agents in biological warfare attacks. The contract provides for up to $19.5 million in funding by the Defense Advanced Research Projects Agency (“DARPA”).

Alnylam Pharmaceuticals, Inc.

In March 2004, Isis entered into a strategic alliance with Alnylam Pharmaceuticals, Inc. (“Alnylam”) to develop and commercialize RNAi therapeutics. Under the terms of the agreement, Isis exclusively licensed to Alnylam its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5.0 million license fee, participation in fees for Alnylam’s partnering programs, as well as future milestone and royalty payments. In turn, Alnylam nonexclusively licensed Isis its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for single-stranded RNAi therapeutics and to a limited extent for double-stranded RNAi therapeutics. If Isis develops or commercializes an RNAi based drug using Alnylam’s technology, Isis will pay Alnylam milestones and royalties.

Isis recorded $5.0 million in licensing revenue from this strategic alliance during the three months ended March 31, 2004.  As of March 31, 2004, Alnylam had paid $3.0 million of this fee to Isis. The remaining $2.0 million is due and payable to Isis within the next 12 months and is reflected in contracts receivable on the accompanying condensed consolidated balance sheet as of March 31, 2004.

As part of the agreement, Isis also made a $10.0 million equity investment in Alnylam.

4.             Affiliates

Orasense

Due to the significant minority investor rights retained by Elan and its subsidiaries, Isis accounted for its investment in Orasense under the equity method of accounting.  Through December 2002, Orasense incurred research and development expenses, performed by Elan and Isis on Orasense’s behalf, in the course of its product development.  In conjunction with its continuing restructuring efforts, Elan concluded its participation in the Orasense collaboration effective December 31, 2002. As a result, Isis regained all rights to ISIS 104838, the compound that Elan and Isis were developing within Orasense.  Isis has continued to develop its oral delivery technology within Orasense.  The following table presents summary results of operations for the three months ended March 31, 2004 and 2003 for Orasense (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue	$—	$—
Research and development expense	539	916
Net loss	$(539)	$(916)

5.             Significant Partners and Concentration of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. During the three months ended March 31, 2004, three significant partners accounted for approximately 41%, 23% and 18% of revenue, respectively. During the three months ended March 31, 2003, two significant partners accounted for 68% and 12% of revenue, respectively.  During the three months ended March 31, 2004 and 2003, Isis derived approximately 24% and 15%, respectively, of its revenue directly or indirectly from agencies of the U.S. Government.  Contract receivables from a single partner comprised approximately 77% and 49% of contract receivables at March 31, 2004 and December 31, 2003, respectively.

6.             Subsequent Event

In May 2004, Isis extended its antisense drug discovery collaboration in cancer with Lilly.  During this extension, Isis and Lilly will continue to characterize and develop RNase H, siRNA, and splicing modulating inhibitors for the treatment of cancer using second and third generation chemistries. Under the collaboration, Isis and Lilly will also explore potential new anticancer drug targets using RNA-directed technologies.  The amendment extends this oncology relationship, initiated in June 2002, through the end of the research collaboration.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ clinical goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of developing technology and systems used to identify infectious agents, in discovering and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such products and services. Actual results could differ materially from those discussed in this Report on Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 20 of this Report. As a result, you should not rely on these forward-looking statements.

Overview

Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We have designed antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into 11 antisense drugs currently in all phases of clinical development. Our drugs in development treat a variety of health conditions, including metabolic, cardiovascular, inflammatory and viral diseases, and cancer. We are studying these drugs in intravenous, subcutaneous, topical cream, enema, aerosol, and oral formulations, and we are advancing antisense drugs using second-generation chemistry. We achieved marketing clearance for the world’s first antisense drug, Vitravene (fomivirsen) in 1998.

Affinitak, formerly LY900003 or ISIS 3521, which we licensed to Lilly in 2001, is our most advanced product in development. In March 2003, we announced the results of our Phase III clinical trial of Affinitak to treat patients with non-small cell lung cancer, which were not sufficient to support a single study new drug application. Lilly and we completed an analysis of the data from this trial and presented a summary of the findings at the 39th Annual Meeting of the American Society of Clinical Oncology in June 2003. In a second Phase III study, Lilly is continuing to follow enrolled patients. Lilly and we will make a decision about the future development of Affinitak pending a review upon completion of the second Phase III trial, which likely will occur in the second half of 2004.

We are conducting two Phase III clinical trials for another product, alicaforsen, or ISIS 2302, in an inflammatory bowel disease known as Crohn’s disease. These trials are being conducted in North America, Europe, and Israel. We expect to report data from these clinical trials in the second half of 2004. We also have Phase II programs ongoing for five additional products.

Our Ibis program has invented a platform technology that has the potential to revolutionize the identification of infectious diseases. Through a project called Triangulation Identification for Genetic Evaluation of Risks, or TIGER, we have applied our proprietary technologies to develop a biological sensor to identify a broad range of infectious organisms in a sample, including organisms that are newly-emerging, genetically altered and unculturable. We have successfully demonstrated proof-of-principle of the TIGER biosensor with the identification of a variety of bacteria and viruses in both environmental and human clinical samples. To date, our Ibis program has received awards and contracts worth up to $55.0 million through our collaborations with agencies of the U.S. Government, including DARPA, the Centers for Disease Control, or CDC, the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, the US Navy, and the Federal Bureau of Investigation, or FBI, among others.

We have a broad patent portfolio covering our technologies. We have rights to more than 1,300 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. Our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. To date, we have generated more than $40.0 million in license and royalty fees related to our patent portfolio.

The principal purpose of our intellectual property portfolio is to protect our inventions in RNA-based drug discovery. Our intellectual property estate also enables us to expand our pipeline by granting partners limited access to antisense technology, through licenses we grant them. Licensing partnerships may include antisense drug discovery collaborations like those we have with Lilly and Amgen, and functional genomics agreements, like our licenses to Chiron, Amgen, Sequitur and atugen AG. We also license our non-antisense patents, as we did to Eyetech Pharmaceuticals, Inc.

We are pursuing early-stage antisense mechanisms, including RNA Interference, or RNAi, micro-RNA, and alternative splicing through research collaborations and partnerships, like our strategic alliances with Alnylam, the Singapore Economic Development Board, or Singapore EDB, and Ercole Biotech, Inc.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. We discuss the development, selection and disclosure of such estimates with our audit committee each quarter. There are specific risks associated with these critical accounting policies that we describe in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as expected, and that best estimates may periodically require adjustment. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and Emerging Issue Task Force No. 00-21, or EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

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

We often enter into collaborations where we receive nonrefundable up-front payments for prior or future expenditures. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligations when the agreements we enter into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. We have made estimates of our continuing obligations on several agreements, including our collaborations with ATL, Amgen, Chiron, Lilly and the Singapore EDB.

As part of our Lilly alliance, in 2001 Lilly provided us a $100.0 million interest free loan to fund the research collaboration. We take quarterly drawdowns against this loan and discount the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. As of March 31, 2004, we had drawn down $80.0 million on this loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to us to help fund the research collaboration. We account for this difference as deferred revenue and recognize it as revenue over the period of contractual performance.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestones upon completion of the milestone’s performance requirement, as long as we are reasonably assured of collecting the resulting receivable, and we are not obligated to future performance related to the achievement of the milestone. We generally recognize revenue related to the sale of our inventory as we ship or deliver drugs to our partners. To date, in two instances, we completed the manufacturing of drugs, but our partners asked us to deliver the drug on a later date. Under these circumstances, we ensured that our obligation was complete under the terms of the manufacturing agreement in place, and title had transferred to the customer, before we recognized the related revenue.

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license and/or royalty fees. We generally recognize as revenue immediately those licensing and royalty fees for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable.

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

Valuation of Investments in Marketable Securities

We account for our investments in marketable securities in accordance with current accounting rules as set forth by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” We carry these investments at fair market value based upon market prices quoted on the last day of the fiscal quarter. We record unrealized gains and losses as a separate component of stockholders’ equity, and include gross realized gains and losses in investment income.

In addition to our investments in marketable securities, we also have equity investments in privately-and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs. During the first quarter of 2003, we recorded a non-cash loss of $2.4 million related to the impairment of our equity investments in ATL and Hybridon. We recorded these charges based on declines in market value of the equity investments, as compared to their initial valuations, which we determined to be other-than-temporary.

Results of Operations

Revenue

Our total revenue for the three months ended March 31, 2004 was $12.3 million, compared to $14.0 million for the same period in 2003.

Under the category research and development revenue under collaborative agreements, we earned revenue of $7.0 million for the three months ended March 31, 2004, compared to $13.8 million for the same period in 2003. The decrease reflects a reduction in revenue associated with the completion of our Phase III trial of Affinitak™, offset in part by an increase in revenue associated with the continued development of our TIGER biosensor technology. Our ability to maintain revenue at current levels will depend on new revenue sources and expansion of existing revenue sources for the remainder of 2004.

Our revenue from licensing activities and royalties was $5.3 million for the three months ended March 31, 2004, compared with $200,000 for the same period in 2003. This increase reflects the $5.0 million license fee we earned under our strategic alliance with Alnylam.

Operating Expenses

Total operating expenses for the three months ended March 31, 2004 were $34.6 million, compared to $32.9 million for the same period in 2003.  The increase of $1.7 million was primarily due to increased expenses of $3.2 million of non-cash compensation expense due to variable accounting for stock options, offset by decreases in research and development and general and administration expenses as we describe in the following paragraphs.  In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude compensation expense related to stock options from operating expenses because it is based on the variability of our stock price rather than operations.

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, our Ibis program, and R&D Support costs.  For the three months ended March 31, 2004, we incurred total research and development expenses of $28.9 million, compared to $30.3 million for the same period in 2003. The decrease of $1.4 million was related to our implementation of an expense reduction plan during the second quarter of 2003 and the completion in 2003 of our Phase III trial of Affinitak. These decreases were partially offset by increased clinical development expenses for many of our other products and increased costs in our Ibis program related to the continued development of our TIGER biosensor technology.

Antisense drug discovery costs for the three months ended March 31, 2004 were $9.0 million, compared to $10.0 million for the same period in 2003.  The decrease of $1.0 million was principally the result of our planned expense reductions, which began in the second quarter of 2003. We anticipate that our existing relationships and collaborations as well as prospective new partners, will continue to help fund our many research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Antisense drug development expenditures were $10.3 million for the three months ended March 31, 2004, compared to $12.1 million for the same period in 2003.  The decrease of $1.8 million was primarily due to the completion in 2003 of our Phase III trial of Affinitak, offset by increased clinical development expenses for many of our other products. We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the variety of indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Generally, a late stage Phase III trial is substantially more expensive than early stage trials, such as Phase I or Phase II. Currently we have 11 drug candidates in various stages of development, including two drugs in Phase III clinical trials, Affinitak and alicaforsen for Crohn’s disease.

Expenditures related to Affinitak for the three months ended March 31, 2004 were $42,000, compared to $2.9 million for the same period in 2003. The decrease was primarily due to a reduction in costs associated with the development of Affinitak following the disappointing results from the first Phase III trial of Affinitak and the decision not to file an NDA in 2003.  Our partner, Lilly, is continuing to follow enrolled patients in a second Phase III trial for Affinitak.  Lilly and we will make a decision about the future development of Affinitak pending a review upon completion of this second Phase III trial, which likely will occur in the second half of 2004.

We incurred development expenditures of $1.8 million for the three months ended March 31, 2004 and 2003 for our second drug in Phase III trials, alicaforsen for Crohn’s disease. This is consistent with our ongoing development efforts for alicaforsen.

We incurred expenses related to our other products in development of $6.7 million for the three months ended March 31, 2004, compared to $4.9 million for the same period in 2003.  The $1.8 million increase is primarily the result of an increase in development activity related to Phase I and Phase II trials for our ulcerative colitis, diabetes, cancer and cardiovascular drugs, as well as expenses related to products in the early stages of development.

Our Ibis program expenses for the three months ended March 31, 2004 were $3.1 million, compared to $2.6 million for the same period in 2003.  The $500,000 increase was primarily related to our continued performance obligations under our multi-year government contracts with SAIC, USAMRIID, the CDC, and with various other government agencies. We include in Ibis expenses all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title.  We expect our costs for Ibis to increase as we continue to expand this business.

R&D Support costs for the three months ended March 31, 2004 were $6.6 million, compared to $5.6 million for the same period in 2003.  While we experienced decreases in direct research and development costs during the first three months of 2004 as compared to 2003 related to decreased costs for Affinitak and our cost reduction efforts, we did not experience similar reductions in R&D Support costs.  A significant portion of R&D Support costs include fixed occupancy and facility costs, patent costs, and personnel costs that support the entire research and development organization.  While we work to control our R&D Support costs, we expect that they will increase as we advance the clinical and preclinical development of our products.  Specifically, we expect our depreciation and amortization expense to increase as we continue to make investments in capital equipment and patents to support our development activities.

General and administrative expenses for the three months ended March 31, 2004 were $2.5 million, compared to $2.6 million for the same period in 2003.  The $100,000 decrease for the first quarter of 2004 over 2003 was primarily a result of a decrease in employees and related benefits compared to the first quarter of 2003.  As a result of our restructuring in April 2003, we reduced the number of employees in general and administrative positions to levels comparable to the first nine months of 2002.

Compensation expense related to stock options for the three months ended March 31, 2004 was $3.2 million, compared to $9,000 for the same period in 2003, which primarily consisted of compensation expense related to stock options associated with the employee stock option exchange program initiated in April 2003.  We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44.

Investment Income

Investment income for the three months ended March 31, 2004 totaled $1.1 million, compared to $1.6 million for the same period in 2003.  The $500,000 decrease in investment income for the first three months of 2004 over 2003 is primarily due to our lower average cash balance for the first three months of 2004 compared to the first three months of 2003.  In addition, our investment income was affected by the decline in interest rates as a result of current market conditions.

Interest Expense

Interest expense for the three months ended March 31, 2004 totaled $5.1 million, compared to $4.6 million for the same period in 2003.  This increase was due to the effect of a higher debt balance due to Lilly as of March 31, 2004, compared to March 31, 2003, and was primarily offset by a decrease in the average interest rate on our debt. We will continue to make quarterly draw-downs on our $100.0 million loan from Lilly of approximately $5.0 million per quarter through March 2005. As a result, we expect our interest expense to increase throughout 2004.

Net Loss Applicable to Common Stock

For the three months ended March 31, 2004 and 2003, we reported a net loss applicable to common stock of $26.5 million and $24.5 million respectively. Our net loss applicable to common stock included $200,000 of accreted dividends on preferred stock for the three months ended March 31, 2004 and 2003.  The increase in net loss applicable to common stock was primarily the result of a $3.2 million increase in stock compensation expense, a $1.7 million decrease in revenue, a $500,000 increase in interest expense, and a $500,000 decrease in investment income. The net effect of these changes was offset in part by a decrease of $1.3 million in research and development expenses. In addition, during the three months ended March 31, 2003, we incurred a charge of $2.4 million related to other-than-temporary impairments of our investments in ATL and Hybridon, and there were no such charges incurred during the same period in 2004.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates.  Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property.  We have also financed our operations through the sale of our equity securities and the issuance of long-term debt.  From our inception through March 31, 2004, we have earned approximately $412.8 million in revenue from contract research and development and from the sale and licensing of our intellectual property.  Since we were founded, we have raised net proceeds of approximately $591.3 million from the sale of equity securities.  We have borrowed approximately $365.2 million under long-term debt arrangements to finance a portion of our operations.

As of March 31, 2004, we had cash, cash equivalents and short-term investments totaling $180.9 million and working capital of $169.2 million.  In comparison, we had cash, cash equivalents and short-term investments of $215.5 million and working capital of $194.0 million as of December 31, 2003.  The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations to purchase property, plant, and equipment, and to pay our debt and capital lease obligations.  In addition, we made a $10.0 million cash investment in Alnylam as part of our strategic alliance with them.

As of March 31, 2004, our debt and other obligations totaled $249.5 million, compared to $250.6 million at December 31, 2003.  Our debt and other obligations at March 31, 2004 include current and long-term deferred contract revenue of approximately $19.6 million and contractual obligations that represent our payment obligations.  The decrease in our debt and other obligations is primarily due to the repayment of convertible partner debt from Boehringer Ingleheim International BmbH, or BI, of approximately $6.4 million. In addition, we repaid principal and interest related to our standard operating debt and certain of our capital leases.  The decreases were offset by an additional draw down from the $100.0 million interest-free loan from Lilly, which we discounted to its present value by imputing interest on the amount at 20% and accreting to its face value over its term by recording interest expense.  We also financed $1.3 million in capital additions under our existing capital lease financing arrangement.  We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required to support our business.  We will continue to use lease financing as long as the terms remain commercially attractive.  Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe that our available cash, cash equivalents and short-term investments as of March 31, 2004, when combined with investment income and committed contractual cash payments from our partners, will be sufficient to meet our anticipated requirements through at least the end of 2006.  The following table summarizes our contractual obligations as of March 31, 2004.  The table provides a breakdown of when obligations become due.  A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in thousands)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lilly Research Collaboration Loan	$80.0	$—	$80.0	$—	$—
5 1/2% Convertible Subordinated Notes	$125.0	$—	$—	$—	$125.0
Standard Operating Debt	$37.8	$6.7	$19.0	$12.1	$—
Capital Lease Obligations	$6.7	$3.7	$3.0	$—	$—
Operating Leases	$11.7	$2.7	$5.6	$2.3	$1.1

Our contractual obligations consist primarily of our Lilly research collaboration loan and publicly traded convertible debt that we can repay on favorable terms with equity. In addition, we also have standard operating debt, capital leases and other obligations. Our standard operating debt includes a $30.5 million term loan from Silicon Valley Bank, and our mortgage loan payable to another bank.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire our existing debt to BI and Elan. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate, which was 4% at March 31, 2004. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate, plus 1.25%.  We used the proceeds from the loan to pay off existing debt to Elan of $5.1 million plus accrued interest and to BI of $22.6 million plus accrued interest, of which $6.4 million plus accrued interest we paid during January 2004.  The carrying value of the term loan at March 31, 2004 and December 31, 2003 was $30.5 million and $32.0 million, respectively.

In May 2002, we completed a $125.0 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5½%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At March 31, 2004 and December 31, 2003, the principal outstanding on the notes was $125.0 million.

In August 2001, Lilly made available to us a $100.0 million interest-free loan to fund the joint research collaboration between the two companies.  The loan is interest-free and is repayable, at our option, in cash or common stock at $40 per share at the end of four years.  The term of the loan provides for quarterly draw downs by us.  As of March 31, 2004, we had drawn down $80.0 million of the $100.0 million available.  We are accounting for this loan using an imputed interest rate of 20%, consistent with market conditions in place at the time the loan was agreed to.  We carry the net present value of the drawdowns as a long-term obligation and record interest expense over the term of the loan.  The difference between the cash received and the present value of the loan represents value given to us by Lilly to help fund the research collaboration, and we are accounting for the difference as deferred revenue related to the collaboration, which is recognized as revenue over the period of performance.  As of March 31, 2004, the balance in long-term obligations was $60.4 million and the balance in deferred revenue was $19.6 million.

Prospective Information

We recently announced the extension of our antisense cancer drug discovery collaboration with Lilly. During this extension, Lilly and we will continue to characterize and develop RNase H, siRNA, and splicing modulating inhibitors for the treatment of cancer using second and third generation chemistries. An important component of this extension will be the exploration of potential new anticancer drug targets using RNA-directed technologies.  This oncology relationship, initiated in June 2002, builds on a broad, ongoing strategic alliance previously established by our two companies to discover antisense drugs in the areas of inflammatory and metabolic diseases.

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

In March 2003, we reported the results of our Phase III clinical trial of Affinitak in patients with late stage non-small cell lung cancer. In this trial, Affinitak, when added to carboplatin and paclitaxol, failed to demonstrate improved survival sufficient enough to support an NDA filing. A similar result could occur with the Affinitak trial Lilly is currently conducting as well as the trials for our other drugs. In 2004, we expect to report the results of our Phase III clinical trials of alicaforsen in patients with active Crohn’s disease. If any of our drugs in clinical studies do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

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

We are collaborating with Lilly to develop Affinitak, our most advanced drug candidate, with Lilly funding Affinitak’s development. Lilly could decide to discontinue its funding of Affinitak at any time. The results of our Phase III clinical trial for Affinitak, the market potential of Affinitak or negative results from Lilly’s Phase III clinical trial for Affinitak could influence Lilly’s decision to discontinue funding of future Affinitak activities.

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

Certain of our partners are pursuing other technologies or developing other drug candidates either on their own or in collaboration with others, including our competitors, to develop treatments for the same diseases targeted by our own collaborative programs. Competition may negatively impact a partner’s focus on and commitment to our drug candidate and, as a result, could delay or otherwise negatively affect the commercialization of a drug candidate.

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

Because drug discovery and development and research services require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of March 31, 2004, our accumulated losses were approximately $582.1 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use.  This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

All of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments as of March 31, 2004, combined with investment income and committed contractual cash payments will be sufficient to meet our anticipated requirements through at least the end of 2006. If we do not meet our goals to commercialize our drug products and research services or to license our proprietary technologies, we may need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

Also, manufacturers, including us, must adhere to the FDA’s current Good Manufacturing Practices regulations which the FDA enforces through its facilities inspection program. We and our contract manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. Non-compliance could significantly delay our receipt of marketing approval for potential products or result in FDA enforcement action after approval that could limit the commercial success of our potential product.

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

It is possible that in the future we may have to defend our intellectual property rights. In the event of an intellectual property dispute, we may be forced to litigate to defend our rights or assert them against others. Disputes could involve litigation or proceedings declared by the U.S. Patent and Trademark Office, the International Trade Commission, or foreign patent authorities. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, like when a certain product candidate will enter the clinic, when we will complete a clinical trial, or when we will file an application for marketing approval. We base our estimates on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If we do not achieve milestones when we expect to, investors could be disappointed and the price of our securities would likely decrease. For example, since the data from our Phase III trial for Affinitak were not sufficiently positive to support a single study NDA, we now must wait for the results of Lilly’s ongoing Phase III Affinitak trial before we reevaluate whether the data are sufficiently positive to support filing an NDA for Affinitak. We expect results from this second Phase III trial in the second half of 2004.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2004, the market price of our common stock has ranged from $3.15 to $9.59 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

Provisions in our certificate of incorporation, other agreements and Delaware law may prevent stockholders from receiving a premium for their shares.

Our certificate of incorporation provides for classified terms for the members of our board of directors. Our certificate also includes a provision that requires at least 66% of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, any holder of 15% or more of our voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, only our board of directors, chairman of the board or chief executive officer can call special meetings of our stockholders. We also have implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Delaware law and other of our agreements, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION

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

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

Exhibit Number	Description of Document

10.1	Subcontract No. 44076514 dated February 26, 2004 between Isis Pharmaceuticals, Inc. and Science Applications International Corporation (with certain confidential information deleted).

10.2	Strategic Collaboration and License Agreement dated March 11, 2004 between Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc. (with certain confidential information deleted). (1)

10.3	Investor Rights Agreement dated March 11, 2004 between Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc. (2)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.24 to Alnylam Pharmaceutical Inc.’s Registration Statement on Form S-1, File No. 333-113162, and incorporated herein by reference.

(2)	Filed as Exhibit 10.25 to Alnylam Pharmaceutical Inc.’s Registration Statement on Form S-1, File No. 333-113162, and incorporated herein by reference.

b.                                      Reports on Form 8-K

On January 7, 2004, the Registrant filed a report on Form 8-K for the announcement of the results of its 176-patient Phase II clinical trial for ISIS 104838 and the related press release dated January 5, 2004.

On February 10, 2004, the Registrant filed a report on Form 8-K for the announcement of its fourth quarter and year ended December 31, 2003 results and the related press release dated February 10, 2004. We furnished this information under Item 12 of Form 8-K, “Results of Operations and Financial Condition.”

On May 6, 2004, the Registrant filed a report on Form 8-K for the announcement of its first quarter results and the related press release dated May 6, 2004. We furnished this information under Item 12 of Form 8-K, “Results of Operations and Financial Condition.”

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer (Principal executive officer)
Stanley T. Crooke, M.D., Ph.D.
May 7, 2004

/s/ B. LYNNE PARSHALL	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)
B. Lynne Parshall, J.D.

May 7, 2004