Form 10-Q
period 2004-09-30
ISIS PHARMACEUTICALS INC
filed 2004-11-08
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of voting common stock outstanding as of November 3, 2004 was 57,277,367.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Risk Factors

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 2:	Changes in Securities and Use of Proceeds

ITEM 3:	Default upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits and Reports on Form 8-K

SIGNATURES

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS

Current assets:
Cash and cash equivalents	$21,446	$33,117
Short-term investments	104,119	182,387
Contracts receivable	5,464	2,657
Inventory	20,090	13,995
Other current assets	8,236	7,405
Total current assets	159,355	239,561

Property, plant and equipment, net	30,857	34,790
Licenses, net	26,619	28,363
Patents, net	25,981	22,374
Deposits and other assets	8,052	8,479
Long-term investments	4,407	1,375
Total assets	$255,271	$334,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,818	$3,720
Accrued compensation	3,819	4,149
Accrued liabilities	10,430	6,527
Current portion of long-term obligations	10,029	16,477
Current portion of deferred contract revenue	15,801	14,684
Total current liabilities	42,897	45,557

5 ½% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	104,369	88,397
Long-term deferred contract revenue, less current portion	644	8,810

Stockholders’ equity (deficit):
Series B Convertible Exchangeable 5% Preferred stock, $0.001 par value; 4,605 shares authorized, no shares issued or outstanding at September 30, 2004; 16,620 shares authorized, 12,015 shares issued and outstanding at December 31, 2003	—	12,015
Accretion of Series B Preferred stock dividends	—	2,560
Common stock, $0.001 par value; 100,000,000 shares authorized, 57,277,367 shares and 55,557,253 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	57	56
Additional paid-in capital	622,395	604,948
Deferred compensation	(140)	(294)
Accumulated other comprehensive income	956	3,476
Accumulated deficit	(640,907)	(555,583)
Total stockholders’ equity (deficit)	(17,639)	67,178
Total liabilities and stockholders’ equity (deficit)	$255,271	$334,942

Note:                   The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Research and development revenue under collaborative agreements	$9,055	$11,263	$24,270	$39,944
Licensing and royalty revenue	38	31	6,969	347
Total revenue	9,093	11,294	31,239	40,291

Operating expenses:
Research and development	29,566	27,410	90,549	87,849
General and administrative	2,373	2,147	7,394	7,201
Compensation expense (benefit) related to stock options	(466)	804	(649)	936
Restructuring activities	—	—	—	1,803
Total operating expenses	31,473	30,361	97,294	97,789

Loss from operations	(22,380)	(19,067)	(66,055)	(57,498)

Other income (expenses):
Investment income	561	1,177	2,536	3,980
Interest expense	(5,832)	(4,313)	(16,387)	(13,665)
Loss on investments	(5,057)	—	(5,057)	(2,438)

Net loss	(32,708)	(22,203)	(84,963)	(69,621)

Accretion of dividends on preferred stock	—	(175)	(361)	(518)

Net loss applicable to common stock	$(32,708)	$(22,378)	$(85,324)	$(70,139)

Basic and diluted net loss per share	$(0.57)	$(0.40)	$(1.51)	$(1.27)

Shares used in computing basic and diluted net loss per share	57,267	55,540	56,415	55,418

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(76,974)	$(63,065)

Investing activities:
Purchase of short-term investments	(65,989)	(137,593)
Proceeds from the sale of short-term investments	142,668	144,499
Purchase of property, plant and equipment	(2,413)	(6,138)
Other assets	(5,174)	(4,396)
Strategic investments	(10,000)	—
Investments in affiliates	—	(5,193)
Net cash provided by (used in) investing activities	59,092	(8,821)

Financing activities:
Net proceeds from issuance of equity	3,316	1,680
Proceeds from long-term borrowings	16,742	28,366
Principal payments on debt and capital lease obligations	(13,847)	(4,224)
Net cash provided by financing activities	6,211	25,822

Net decrease in cash and cash equivalents	(11,671)	(46,064)
Cash and cash equivalents at beginning of period	33,117	101,856
Cash and cash equivalents at end of period	$21,446	$55,792

Supplemental disclosures of cash flow information:
Interest paid	$4,858	$5,168

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$14,935	$—

Decrease in property, plant and equipment and notes payable	$—	$21,200

Additions to long-term investments for acquired corporate securities	$—	$750

Decrease in inventory and deferred revenue	$—	$8,750

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.                                                                                      Basis of Presentation

The unaudited interim consolidated financial statements for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003.  The financial statements include all adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods.  Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In August 2001, as part of Isis’ alliance with Eli Lilly and Company (“Lilly”), Lilly provided Isis a $100.0 million interest free loan to fund the research collaboration. As of September 30, 2004, Isis had drawn down $90.0 million on the $100.0 million loan. Isis discounted the $90.0 million loan to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accretes the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to Isis to help fund the research collaboration. Isis accounts for this value as deferred revenue and recognizes it as revenue over the period of performance.

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

Cash, cash equivalents and short-term investments

Isis considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Isis’ short-term investments have initial maturities of greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Isis determines fair value based upon market prices quoted on the last day of the fiscal quarter, and uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses in investment income and these amounts have not been material. During the first quarter of 2003, Isis recorded a non-cash loss of $2.4 million related to the impairment of its equity investments in Antisense Therapeutics Limited (“ATL”) and Hybridon, Inc. (“Hybridon”). During the third quarter of 2004, Isis recorded a non-cash loss on investments of $5.1 million principally related to the impairment of the Company’s equity investment in Alnylam Pharmaceuticals, Inc.  The impairment reflects the decrease in the market value of Alnylam Pharmaceuticals, Inc.’s stock, which Isis believes is primarily a result of current financial market conditions related to biotechnology companies.

Inventory valuation

Isis’ inventory includes drugs with alternative uses that are used primarily for its clinical development activities and drug products it manufactures for its partners under contractual terms. Isis states its inventory at the lower of cost or market, with cost determined under the first-in, first-out method. Isis reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. For example, in the second quarter of 2003, Isis reduced the carrying value of its raw materials related to Affinitak™ to zero.

Inventory includes the following categories as of September 30, 2004 and December 31, 2003 (net realizable value in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$3,077	$1,526
Work in process	13,079	9,920
Finished goods	3,934	2,549
	$20,090	$13,995

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

Long-Term Debt

Isis has a $100.0 million Lilly research collaboration loan, of which $90.0 million was outstanding as of September 30, 2004, that comes due in August 2005.  Isis can repay this loan at its option in either cash or its common stock at a fixed conversion price of $40 per share. Accordingly, the outstanding balance on this loan has been classified as a long-term obligation in the current quarter.

Consolidation of Variable Interest Entities

Isis has implemented the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2004, Isis had a collaborative arrangement with Ercole Biotech, Inc. (“Ercole”), a development stage biopharmaceutical company developing drugs based on RNA splicing technology. Isis considers Ercole to be a Variable Interest Entity (“VIE”) under the provisions of FIN No. 46. Pursuant to the terms of a Note and Warrant Purchase Agreement (the “Agreement”), during 2003 and early 2004, Isis made cash payments to Ercole of $500,000 and $250,000 respectively; in exchange for a convertible promissory note (the “Note”). Isis expensed the payments when made. The Note is secured by all of Ercole’s assets, including intellectual property and licenses, and will convert into securities that Ercole issues in a qualified financing, as defined by the Agreement. Isis is not required to consolidate Ercole’s results of operations under FIN No. 46.

Stock-based compensation

In April 2003, Isis implemented an employee stock option exchange program (“2003 option exchange program”) to maintain one of Isis’ key assets, its employee base, in a manner that was sensitive to shareholder interests. The 2003 option exchange program allowed employees during the offering period, which began on April 8, 2003 and ended on May 8, 2003, to surrender options, granted prior to January 5, 2002, which had higher exercise prices, in exchange for a lesser number of options, which had lower exercise prices. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options vest over three years beginning on January 1, 2003 and expire on December 31, 2008. Isis accounts for the affected options using variable accounting consistent with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FIN No. 44, and will continue to account for the affected options using variable accounting until all these options have been exercised or cancelled.  As a result, Isis recorded compensation benefit of approximately $466,000 and $649,000 during the three and nine months ended September 30, 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss applicable to common stock—as reported	$(32,708)	$(22,378)	$(85,324)	$(70,139)
Net loss applicable to common stock—pro forma	$(34,775)	$(23,978)	$(91,289)	$(72,728)
Basic and diluted net loss per share—as reported	$(0.57)	$(0.40)	$(1.51)	$(1.27)
Basic and diluted net loss per share—pro forma	$(0.61)	$(0.43)	$(1.62)	$(1.31)

For purposes of proforma disclosures, Isis estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2004	2003

Risk-free interest rate	4.1%	3.9%
Dividend yield	0%	0%
Volatility	65.3%	76.0%
Expected Life	6.3 years	5.8 years

The weighted average fair values of options granted were $5.40 and $6.70 for the three and nine months ended September 30, 2004, respectively. The weighted average fair values of options granted were $5.36 and $5.74 for the three and nine months ended September 30, 2003, respectively.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components.  A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Comprehensive loss:
Change in unrealized gains (losses)	$3,182	$1,358	$(2,520)	$5,042
Net loss applicable to common stock	(32,708)	(22,378)	(85,324)	(70,139)

Comprehensive loss	$(29,526)	$(21,020)	$(87,844)	$(65,097)

Impact of recently issued accounting standards

In October 2004, the FASB issued Statement 123R, Share-Based Payment.  The statement is effective at the beginning of the first interim period beginning after June 15, 2005.  This statement requires the measurement of compensation costs for all share-based payments to employees, including grants of employee stock options, at fair value. This statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25.  Isis is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 requires a three-step model to determine other-than-temporary impairments for all current and future investments in marketable securities, which was originally effective for interim and annual reporting periods beginning after June 15, 2004.  In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until new guidance is issued.  Isis does not expect that the adoption of EITF 03-1 will have a material impact on its operating results and financial position.

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

4.                                                                                      Strategic Alliances

Eli Lilly and Company

In September 2004, Eli Lilly and Company (“Lilly”) licensed from Isis LY2275796. This second-generation antisense anti-cancer drug candidate targets eukaryotic initiation factor-4E (eIF-4E), a protein involved in tumor progression, angiogenesis and metastases.  Isis earned a $750,000 payment from Lilly for the license.

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

In March 2004, Isis recorded $5.0 million in licensing revenue from this strategic alliance.  As of September 30, 2004, Alnylam had paid $3.0 million of this fee to Isis. The remaining $2.0 million is due and payable to Isis in January 2005, and is reflected in contracts receivable on the accompanying condensed consolidated balance sheet as of September 30, 2004.

In June 2004, Isis recorded $500,000 in licensing revenue from Alnylam related to Alnylam’s recently established alliance with Merck to develop and commercialize RNAi therapeutics for ocular diseases.

As part of its strategic alliance with Alnylam, Isis also made a $10.0 million equity investment in Alnylam.

In September 2004, Isis recorded a non-cash loss on investment of $5.0 million related to the impairment of the company’s equity investment in Alnylam. The impairment reflects the decrease in the market value of Alnylam’s stock, which Isis believes is a result of the current financial market conditions related to biotechnology companies.

5.                                                                                      Government Contracts

In September 2004, Isis was granted three government contracts valued at up to $10.0 million from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Federal Bureau of Investigation (“FBI”), and an undisclosed government agency for the continued development of its TIGER biosensor technology.

Under the NIAID award, Isis will develop an application to use its TIGER technology to assess the safety of investigational vaccines and the components used for the manufacturing of biological products by identifying foreign infectious organisms that may be present. Under the FBI award, Isis will continue ongoing development of a microbial agent database.

In March 2004, Isis entered into a two-year contract with Science Applications International Corporation (“SAIC”) to further the development of Isis’ TIGER biosensor to identify infectious agents in biological warfare attacks. The contract provides for up to $19.5 million in funding by the Defense Advanced Research Projects Agency (“DARPA”).

6.                                                                                      Significant Partners and Concentration of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue.

Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Partner A	47%	50%	33%	67%
Partner B	20%	24%	22%	16%
Partner C	13%	—%	4%	—%
Partner D	—%	—%	18%	—%

For the three and nine months ended September 30, 2004, Isis derived approximately 27% and 31%, respectively, of its revenue directly or indirectly from agencies of the U.S. Government. For the three and nine months ended September 30, 2003, Isis derived approximately 26% and 19%, respectively, of its revenue directly or indirectly from agencies of the U.S. Government.

Contract receivables from four significant partners comprised approximately 42%, 18%, 15% and 13% of contract receivables at September 30, 2004.  Contract receivables from a single partner comprised approximately 49% of contract receivables at December 31, 2003.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business, the financial position of Isis Pharmaceuticals, and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ clinical goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of developing technology and systems used to identify infectious agents, in discovering and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such products and services. Actual results could differ materially from those discussed in this Report on Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 24 of this Report. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We have designed antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into 12 antisense drugs currently in all phases of clinical development. Our drugs in development treat a variety of health conditions, including metabolic, cardiovascular, inflammatory and viral diseases, and cancer. We are studying these drugs in intravenous, subcutaneous, enema, aerosol, and oral formulations, and we are advancing antisense drugs using second-generation chemistry. We achieved marketing clearance for the world’s first antisense drug, Vitravene (fomivirsen) in 1998.

Affinitak™, formerly LY900003 or ISIS 3521, which we licensed to Lilly in 2001, is our most advanced product in development. In March 2003, we announced the results of our first Phase III clinical trial of Affinitak to treat patients with non-small cell lung cancer, or NSCLC, which were not sufficient to support a single study new drug application. Lilly and we completed an analysis of the data from this trial and presented a summary of the findings at the 39th Annual Meeting of the American Society of Clinical Oncology in June 2003. In October 2004, we reported the results of a second Phase III clinical trial of Affinitak in combination with Gemzar® and cisplatin in patients with NSCLC.  Findings from this trial, which was sponsored by Lilly, were similar to the results of the initial Isis-sponsored Phase III study of Affinitak for NSCLC.  In this second study, patients in both treatment arms, those receiving Affinitak along with Gemzar and cisplatin and those receiving the chemotherapy alone, experienced equivalent median survival, the primary endpoint of the trial, of approximately 10 months.  The addition of Affinitak to Gemzar and cisplatin was adequately tolerated.  The safety profile of Affinitak in combination with the chemotherapy regimen was consistent with that observed in the previous Phase III trial. Although no final decision has been reached, given the outcome of both Phase III trials, additional investment in Affinitak is unlikely.

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

In August 2004, we announced that we are accelerating development of the oral formulation of ISIS 104838 for the treatment of rheumatoid arthritis, or RA, and that we plan to initiate a Phase II trial outside the U.S. comparing the oral and subcutaneous formulations of ISIS 104838 in patients with RA. Prior to initiating oral studies, we will conduct preclinical safety studies to evaluate the safety of oral dosing, to support longer dosing and to reevaluate high dose toxicities and recovery from them. These studies are required to support further clinical trials in the U.S.

In addition to our Phase III trials for Affinitak and alicaforsen for Crohn’s, and our Phase II trials for ISIS 104838 for RA, alicaforsen for ulcerative colitis, ISIS 113715 for diabetes, and ISIS 14803 for hepatitis C, we also have three drugs in Phase I clinical development and three drugs in preclinical development.

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

Our TIGER program is sponsored by the Defense Advanced Research Projects Agency, or DARPA, under a subcontract from San Diego-based Science Applications International Corporation, or SAIC for bio-weapons defense. Our TIGER program is also funded by the Centers for Disease Control and Prevention, or CDC, for epidemiological surveillance applications, the Federal Bureau of Investigation, or FBI, for the development of a microbial agent database, and most recently by the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, for biological products screening. The development of these various applications significantly broadens and enhances TIGER’s commercial value and opportunity in the government, research instrument, and medical and diagnostic markets.

Under the NIAID award, we will develop an application to use our TIGER technology to assess the safety of investigational vaccines and the components used for the manufacturing of biological products by identifying foreign infectious organisms that may be present. Currently, there are few tests available that can specifically assess particular safety issues that are unique to cell substrates used in vaccine manufacturing, such as the identification of unknown or novel microbes that have the potential to contaminate vaccine cell lines and substrates. The TIGER biosensor has the potential to simultaneously identify a broad array of infectious agents, including previously unknown and newly emerging organisms that might be contaminating such cell substrates.

In October 2004, our Ibis program was granted three new government contracts, including the NIAID award, valued at up to $10.0 million for the continued development of our TIGER biosensor technology.  Together with prior awards, we have received grants and contracts for up to $65.0 million in funding from agencies of the U.S. Government, including DARPA, the CDC, the National Institutes of Health, or NIH, the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, and the U.S. Navy, and the FBI, among others.

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

We entered into a patent license agreement with Dharmacon, a wholly owned subsidiary of Fisher Scientific International, Inc.  As an innovator in RNA-based drug discovery and development, our patent portfolio covers numerous aspects of antisense relevant to RNAi including specific chemical modifications of oliglionucleotides being used to create RNAi therapeutics for use in animals and humans.  In order to sell chemically modified RNA for research purposes, Dharmacon, a leading global provider of innovative RNA research products, licensed from us certain chemistry and method-of-use patents in return for an upfront licensing fee and royalties on reagent sales.  Through this agreement, we are able to provide access to our state-of-the-art technology to a wide array of academic labs, research institutes and companies practicing this technology while participating financially in Dharmacon’s success.

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

•                  Determination of proper valuation of investments in marketable securities and other equity investments;

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

As part of our Lilly alliance, in 2001 Lilly provided us a $100.0 million interest free loan to fund the research collaboration. We take quarterly drawdowns against this loan and discount the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. As of September 30, 2004, we had drawn down $90.0 million on this loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to us to help fund the research collaboration. We account for this difference as deferred revenue and recognize it as revenue over the period of contractual performance.

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

In addition to our investments in marketable securities, we also have equity investments in privately- and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs. During the first quarter of 2003, we recorded a non-cash loss on investments of $2.4 million related to the impairment of our equity investments in ATL and Hybridon. We recorded these charges based on declines in market value of the equity investments, as compared to their initial valuations.  During the third quarter of 2004, we recorded a non-cash loss on investments of $5.1 million principally related to the impairment of our equity investment in Alnylam. The impairment reflects the decrease in the market value of Alnylam’s stock, which we believe is primarily a result of current financial market conditions related to biotechnology companies.  The impairment does not reflect any change in our confidence that Alnylam will continue to be the center of excellence in RNAi or in our belief that the combination of our intellectual property and development expertise and Alnylam’s intellectual property and research expertise in RNAi therapeutics will make significant progress in developing promising RNAi drugs.

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

•                  Current period operating or cash flow loss combined with a history of operating or cash flow losses associated with an asset used for the purpose of producing revenue; and

•                  Challenges or potential challenges to our existing patents, the likelihood of applications being issued and the scope of our issued patents.

In the event that we determine that impairment exists where we had previously determined that it did not exist, we may need to make a material adjustment to our condensed consolidated financial statements. To date, we have experienced no significant impairment of our long-lived assets.

Valuation of Inventory

We include in inventory material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We expense these costs when we deliver our drugs to partners, or as we use these drugs in our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. In the second quarter of 2003, we reduced the carrying value of our raw materials related to Affinitak™ to zero.

Estimated Liability for Clinical Development Costs

We maintain accrued liabilities related to unbilled costs for ongoing preclinical studies and clinical trials. These costs primarily relate to third-party clinical management costs, laboratory costs, toxicology studies and investigator grants, among other costs. We have multiple drugs in concurrent preclinical studies and clinical trials at several clinical sites throughout the world. We expect that at any given time we will have liabilities outstanding for our preclinical and clinical development costs related to products or services for which our service providers have not yet billed us. In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain an accrual to cover these costs. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. The ultimate settlement of these costs may differ materially from the amounts we have accrued in our condensed consolidated financial statements.

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

Results of Operations

Revenue

Our total revenue for the three and nine months ended September 30, 2004 was $9.1 million and $31.2 million, respectively, compared to $11.3 million and $40.3 million for the same periods in 2003. Our revenue fluctuates from period-to-period based on the nature and timing of license fees and milestones earned, and other deliverables under agreements with partners. Our ability to maintain revenue at current levels will depend on new revenue sources and expansion of existing revenue sources for the remainder of 2004.

Under the category research and development revenue under collaborative agreements, we earned revenue of $9.1 million and $24.3 million for the three and nine months ended September 30, 2004, respectively, compared to $11.3 million and $39.9 million for the same periods in 2003. The decrease reflects the completion of Isis’ Phase III clinical trial of Affinitak and an associated reduction in revenue, offset in part by increased revenue from our TIGER biosensor program, our strategic alliance with Alnylam and our research collaboration with Lilly, which included

$750,000 in revenue earned from Lilly in the third quarter of 2004 for the license of LY2275796, a second generation antisense anti-cancer drug candidate for clinical development.

Our revenue from licensing activities and royalties was $38,000 and $7.0 million, respectively for the three and nine months ended September 30, 2004, respectively, compared with $31,000 and $347,000 for the same periods in 2003. The increase for the nine months ended September 30, 2004 reflects $5.5 million we earned under our strategic alliance with Alnylam, and a $1.0 million milestone earned from Eyetech Pharmaceuticals, Inc. associated with Eyetech’s filing of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Macugen™ for the treatment of wet age-related macular degeneration, or AMD.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2004 were $31.5 million and $97.3 million, respectively, compared to $30.4 million and $97.8 million for the same periods in 2003.  The changes were primarily due to non-cash compensation benefit due to variable accounting for stock options, and by increases in research and development and general and administrative expenses as we describe in the following paragraphs.  In addition, we incurred restructuring costs of $1.8 million in 2003, and have incurred no such charges to date in 2004.  In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude compensation related to stock options from operating expenses because it is based on the variability of our stock price rather than operations, and to exclude restructuring activities because the costs are directly related to isolated events.

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, our Ibis program, and R&D Support costs.  For the three and nine months ended September 30, 2004, we incurred total research and development expenses of $29.6 million and $90.5 million, respectively, compared to $27.4 million and $87.8 million for the same periods in 2003. The increases were due primarily to increased spending to support our TIGER biosensor program, partially offset by planned expense reductions in other parts of the company that began in the second quarter of 2003.

Antisense drug discovery costs for the three and nine months ended September 30, 2004 were $10.2 million and $28.5 million, respectively, compared to $8.7 million and $27.9 million for the same periods in 2003.  The increases of $1.5 million and $600,000 for the three and nine months, respectively, were principally the result of costs associated with advancement of programs under our Lilly research collaboration and start-up costs related to our Singapore laboratory, offset by our planned expense reductions, which began in the second quarter of 2003. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our many research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Antisense drug development expenditures were $10.9 million and $33.6 million for the three and nine months ended September 30, 2004, respectively, compared to $11.1 million and $36.7 million for the same periods in 2003.  The decrease of $3.1 million for the nine months ended September 30, 2004 was primarily due to the completion in 2003 of our Phase III trial of Affinitak, offset in part by increased clinical development expenses for other products in development. We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the variety of indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. For example, in the second quarter of 2004 we decided not to initiate additional studies of ISIS 104838 for the treatment of psoriasis. Generally, a late stage Phase III trial is substantially more expensive than early stage trials, such as Phase I or Phase II. Currently we have 12 drug candidates in various stages of development, including two drugs in Phase III clinical trials, Affinitak and alicaforsen for Crohn’s disease. Our partners are developing, with our support, five drug candidates, which substantially reduces our development costs.

There were no expenditures related to Affinitak for the three and nine months ended September 30, 2004.  Expenditures related to Affinitak for the three and nine months ended September 30, 2003 were $143,000 and $7.3 million, respectively. The decrease was primarily due to a reduction in costs associated with the development of Affinitak following the disappointing results from the first Phase III trial of Affinitak and the decision not to file an NDA in 2003.  In October 2004, we reported the results of a second Phase III clinical trial of Affinitak in combination with Gemzar® and cisplatin in patients with NSCLC.  Findings from this trial, which was sponsored by Lilly, were similar to the results of the first Isis-sponsored Phase III study of Affinitak for NSCLC. Although no final decision has been reached, given the outcome of both Phase 3 trials, additional investment in Affinitak is unlikely.

We incurred development expenditures related to our second drug in Phase III trials, alicaforsen for Crohn’s disease, of $1.2 million and $4.5 million for the three and nine months ended September 30, 2004, respectively, compared to $1.9 million and $5.5 million for the same periods in 2003.  The decreasees of $700,000 and $1.0 million for the three and nine months, respectively, are consistent with our ongoing development efforts for alicaforsen. We plan to report data on our Phase III trials of alicaforsen for Crohn’s disease by the end of 2004.

We incurred expenses related to our other products in development of $8.3 million and $23.6 million for the three and nine months ended September 30, 2004, respectively, compared to $8.4 million and $22.1 million for the same period in 2003.  The increase in the nine months ended September 30, 2004, compared to the same period in 2003, was primarily the result of an increase in development activity related to Phase I and Phase II trials for our ulcerative colitis, diabetes, cancer and cardiovascular drugs, as well as expenses related to other products in the early stages of development.

Our Ibis program expenses for the three and nine months ended September 30, 2004 were $2.1 million and $8.6 million, respectively, compared to $1.8 million and $6.8 million for the same periods in 2003.  The increases were the result of our performance under our contracts with DARPA, USAMRIID, the CDC, and with various other government agencies, primarily in support of our TIGER biosensor program. We include in our Ibis program expenses all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title.  We expect our costs for Ibis to increase as we continue to expand this business.

R&D Support costs for the three and nine months ended September 30, 2004 were $6.4 million and $19.8 million, respectively, compared to $5.8 million and $16.5 million for the same periods in 2003.  While we experienced decreases in direct research and development costs during the first three and nine months of 2004 as compared to 2003 related to decreased costs for Affinitak and our cost reduction efforts, we did not experience similar reductions in R&D Support costs.  A significant portion of R&D Support costs include fixed occupancy and facility costs, patent costs, and personnel costs that support the entire research and development organization.  While we work to control our R&D Support costs, we expect that they will increase as we advance the clinical and preclinical development of our products.  Specifically, we expect our depreciation and amortization expense to increase as we continue to make investments in capital equipment and patents to support our research and development activities.

General and administrative expenses for the three and nine months ended September 30, 2004 were $2.4 million and $7.4 million, respectively, compared to $2.1 million and $7.2 million for the same periods in 2003.  The increases of $300,000 and $200,000 for the three and nine months ended September 30, 2004, respectively were primarily related to personnel, consulting, and outside services for finance, investor relations and business development activities as compared to the same periods in 2003.

Compensation benefit related to stock options for the three and nine months ended September 30, 2004 was $466,000 and $649,000 respectively, compared to compensation expense of $804,000 and $936,000 for the same periods in 2003. The changes in compensation expense (benefit) were primarily related to the effects of using variable accounting to account for stock options associated with the employee stock option exchange program initiated in April 2003.  We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with Accounting Principles Board, or APB, Opinion  No. 25 and Financial Accounting Standards Board Interpretation, or FIN, No. 44.

Investment Income

Investment income for the three and nine months ended September 30, 2004 totaled $561,000 and $2.5 million, respectively, compared to $1.2 million and $4.0 million for the same periods in 2003.  The decrease in investment income for the first three and nine months of 2004 over 2003 was primarily due to our lower average cash balance for the first three and nine months of 2004 compared to the first three and nine months of 2003.  In addition, our investment income was affected by the decline in interest rates as a result of current market conditions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2004 totaled $5.8 million and $16.4 million, respectively, compared to $4.3 million and $13.7 million for the same periods in 2003.  This increase was due to the effect of a higher debt balance as of September 30, 2004, compared to September 30, 2003 related to the loan to fund our Lilly research collaboration.  We will continue to make quarterly draw-downs on our $100.0 million loan from Lilly of approximately $5.0 million per quarter through March 2005. As a result, we expect our interest expense to increase throughout 2004.

Loss on Investments

For the nine months ended September 30, 2004, we incurred a non-cash loss on investments of $5.1 million principally related to the impairment of our equity investment in Alnylam compared to a non-cash loss on investments of $2.4 million related to the impairment of our equity investments in ATL and Hybridon for the same period in the prior year.

Net Loss Applicable to Common Stock

For the three and nine months ended September 30, 2004, we reported a net loss applicable to common stock of $32.7 million and $85.3 million, respectively, compared to a net loss applicable to common stock of $22.4 million and $70.1 million for the same periods in 2003.  In June 2004, Isis entered into an agreement with a subsidiary of Elan Corporation, plc, (“Elan”) to acquire Elan’s minority interest in Orasense ™ and HepaSense ™.  In connection with this agreement, Elan transferred its shares of Isis Series B preferred stock to a third party.  Immediately upon transfer, these shares converted into 1,055,502 shares of Isis common stock, eliminating the 5% in-kind dividend.  As a result of the agreement with Elan, our net loss applicable to common stock included zero and approximately $361,000 of accreted dividends on preferred stock for the three and nine months ended September 30, 2004, respectively, compared to $175,000 and $518,000 for the same periods in 2003.

The increases in net loss applicable to common stock for the three and nine months ended September 30, 2004 compared to the same periods in 2003 were primarily the result of a decrease in revenue, increase in operating expenses, decrease in interest income, and increase in interest expense as described previously.  The net effect of these changes was offset in part by compensation benefit related to stock options. In addition, during the nine months ended September 30, 2003, we incurred a charge of $1.8 million related to restructuring activities.  There were no restructuring charges incurred during the same period in 2004.  For the nine months ended September 30, 2003 we incurred a non-cash loss on investments of $2.4 million related to the impairment of our investments in ATL and Hybridon.  For the nine months ended September 30, 2004, we incurred a non-cash loss on investments of $5.1 million principally related to the impairment of our equity investment in Alnylam.  The impairment reflects the decrease in the market value of Alnylam’s stock, which we believe is primarily a result of the current financial market conditions related to biotechnology companies. The impairment does not reflect any change in our confidence that Alnylam will continue to be the center of excellence in RNAi or in our belief that the combination of our intellectual property and development expertise and Alnylam’s intellectual property and research expertise in RNAi therapeutics will make significant progress in developing promising RNAi drugs.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates.  Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property.  We have also financed our operations through the sale of our equity securities and the issuance of long-term debt.  From our inception through September 30, 2004, we have earned approximately $431.7 million in revenue from contract research and development and from the sale and licensing of our intellectual property.  Since we were founded, we have raised net proceeds of approximately $592.4 million from the sale of equity securities.  We have borrowed approximately $375.0 million under long-term debt arrangements to finance a portion of our operations.

As of September 30, 2004, we had cash, cash equivalents and short-term investments totaling $125.6 million, working capital of $116.5 million and a stockholders’ deficit of $17.6 million.  In comparison, we had cash, cash equivalents and short-term investments of $215.5 million, working capital of $194.0 million and stockholders’ equity of $67.2 million as of December 31, 2003.  Our $100.0 million Lilly research collaboration loan, of which $90.0 million was outstanding as of September 30, 2004, comes due in August 2005.  We can repay this loan at our option in either cash or our common stock at a fixed conversion price of $40 per share. If we draw down the remaining amount available under the loan, we could repay the loan for 2.5 million shares of our common stock. Accordingly, the outstanding balance on this loan has been classified as a long-term obligation in the current quarter.  The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations, to purchase property, plant, and equipment, and to pay our debt and capital lease obligations.  In addition, we made a $10.0 million cash investment in Alnylam as part of our strategic alliance with them.

As of September 30, 2004, our debt and other obligations totaled $254.3 million, compared to $250.6 million at December 31, 2003.  Our debt and other obligations at September 30, 2004 included current and long-term deferred contract revenue of approximately $15.0 million and other contractual obligations.  The increase in our debt and other obligations is primarily due to additional draw downs from the $100.0 million interest-free loan from Lilly, which we discounted to their present value by imputing interest on the amounts at 20% and accreting to their face value over their term by recording interest expense.  The increase in debt was partially offset by the repayment in January of convertible partner debt from Boehringer Ingleheim International BmbH, or BI, of approximately $6.4 million, the payment of principal and interest related to our standard operating debt, and payments related to our capital leases.  We also financed $1.3 million in capital additions under our existing capital lease financing arrangement.  We expect that capital lease obligations will increase over time to fund capital equipment acquisitions required to support our business.  We will continue to use lease financing as long as the terms remain commercially attractive.  Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe that our available cash, cash equivalents and short-term investments as of September 30, 2004, when combined with investment income and committed contractual cash payments from our partners, will be sufficient to meet our anticipated requirements through at least the end of 2006.  The following table summarizes our contractual obligations as of September 30, 2004.  The table provides a breakdown of when obligations become due.  A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in thousands)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lilly Research Collaboration Loan	$90.0	$90.0	$—	$—	$—
5 ½% Convertible Subordinated Notes	$125.0	$—	$—	$125.0	$—
Standard Operating Debt	$33.7	$6.3	$18.7	$8.7	$—
Capital Lease Obligations	$5.6	$3.7	$1.9	$—	$—
Operating Leases	$10.3	$2.8	$5.0	$1.9	$0.6

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

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire our existing debt to BI and Elan. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate, which was 4.75% at September 30, 2004. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate, plus 1.25%.  We used the proceeds from the loan to pay off existing debt to Elan of $5.1 million plus accrued interest and to BI of $22.6 million plus accrued interest, of which $6.4 million plus accrued interest we paid during January 2004.  The carrying value of the term loan at September 30, 2004 and December 31, 2003 was $27.6 million and $32.0 million, respectively.

In May 2002, we completed a $125.0 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5½%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At September 30, 2004 and December 31, 2003, the principal outstanding on the notes was $125.0 million.

In August 2001, Lilly made available to us a $100.0 million interest-free loan to fund the joint research collaboration between the two companies.  The loan is interest-free and is repayable, at our option, in cash or common stock at $40 per share at the end of four years.  The term of the loan provides for quarterly draw downs by us.  As of September 30, 2004, we had drawn down $90.0 million of the $100.0 million available.  We discounted the $90.0 million loan to its present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan.  We are accreting the loan up to its face value over its term by recording interest expense.  The difference between the cash received and the present value of the loan represents value given to us by Lilly to help fund the research collaboration. We account for this difference as deferred revenue and recognize it as revenue over the period of contractual performance.  As of September 30, 2004, the balance in long-term obligations was $75.0 million and the balance in deferred revenue was $15.0 million.

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

If the results of clinical testing indicate that any of our drugs under development, including alicaforsen, are not suitable for commercial use, or if additional testing is required to demonstrate suitability, we may need to abandon one or more of our drug development programs.

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

In March 2003, we reported the results of a Phase III clinical trial of Affinitak in patients with late stage non-small cell lung cancer and in October 2004, we reported the results of a second similar phase III clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient enough to support an NDA filing. A similar result could occur with the trials for our other drugs. In 2004, we expect to report the results of our Phase III clinical trials of alicaforsen in patients with active Crohn’s disease. If any of our drugs in clinical studies do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

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

If any of our partners fail to develop or sell any drug in which we have retained a financial interest, our business may suffer. These collaborations may not continue or result in commercialized drugs. Our collaborators can terminate their relationships with us under certain circumstances, some of which are outside of our control. Examples of terminated collaborations include the termination in 2002 of our HepaSense and Orasense collaborations with Elan and the termination of our collaboration with Merck to develop ISIS 113715. In addition, although no final decision has been reached, given the outcome of both Phase III trials, additional investment in Affinitak is unlikely.

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

In addition, the disappointing results of the two Affinitak trials or any future clinical trial failures could impair our ability to attract new collaborative partners. If we cannot continue to secure additional collaborative partners, our revenues could decrease and the development of our drug candidates could suffer.

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2004, our accumulated losses were approximately $640.9 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use.  This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

All of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan, with reasonable assumptions for new sources of revenue and cash, we believe that our available cash, cash equivalents and short-term investments as of September 30, 2004, combined with investment income and committed contractual cash payments will be sufficient to meet our anticipated requirements through at least the end of 2006. If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we may need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

Our success depends to a significant degree upon our ability to continue to develop and secure intellectual property rights to proprietary products and services. However, we may not receive issued patents on any of our pending patent applications in the United States or in other countries. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, our issued patents or patents licensed to us may be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier or revenue source.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2004, the market price of our common stock has ranged from $4.27 to $9.50 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

We have granted registration rights in connection with the issuance of our securities to Eli Lilly and Company. These registration rights cover approximately 2.5 million shares of our common stock which may become outstanding upon the conversion of outstanding convertible securities. If these securities are converted and the holder exercises its registration rights, it will bring additional shares of our common stock into the market, which may have an adverse effect on the price of our securities.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, or PCAOB, or the NASDAQ Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

We are conducting a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. As a result of this assessment, we have identified what may be control deficiencies in our system of internal controls.  As a result, we have established a remediation team to investigate these potential control deficiencies, and, where appropriate, to remediate them.  We do not believe that identified potential control deficiencies in our system of internal controls qualify as significant deficiencies or material weaknesses, as defined by the PCAOB, Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.”  As we complete the testing phase of our project, we will continue to validate potential control deficiencies, if any, and to assess whether or not they qualify as significant deficiencies or material weaknesses.  Although we have made this project one of our top priorities, we can not be certain that we will successfully remediate all control deficiencies identified and validated before the end of our fiscal year, or that any remaining unresolved control deficiencies will not qualify as significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Not applicable

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.                                                     DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                                                     OTHER INFORMATION

In October 2004, we modified our development agreement with RoboDesign International, Inc. dated November 12, 2003 to provide for the early delivery of a prototype TIGER 2.0 system so that we could test the system at our facilities.  As part of the early delivery, we pre-paid RoboDesign a portion of the development fees for the prototype.  The remainder of the development fees will be due in accordance with the terms of the original development agreement.

ITEM 6.                                                     EXHIBITS

a.                                       Exhibits

Exhibit Number	Description of Document

10.5	Development Agreement dated September 30, 2004 between Isis Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE, M.D., Ph.D.	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 5, 2004

/s/ B. LYNNE PARSHALL	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accounting officer)	November 5, 2004