Form 10-Q
period 2005-06-30
ISIS PHARMACEUTICALS INC
filed 2005-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of voting common stock outstanding as of August 4, 2005 was 57,684,428.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

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

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,988	$27,250
Short-term investments	51,592	76,633
Contracts receivable	4,456	10,048
Inventory	1,071	2,722
Other current assets	7,260	8,956
Total current assets	72,367	125,609

Property, plant and equipment, net	22,837	28,454
Licenses, net	24,937	26,104
Patents, net	19,869	19,097
Deposits and other assets	3,220	3,854
Long-term investments	3,296	5,307
Total assets	$146,526	$208,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,297	$6,967
Accrued compensation	1,736	3,475
Accrued liabilities	7,988	8,238
Current portion of long-term obligations	9,106	10,546
Current portion of deferred contract revenue	4,926	14,190
Total current liabilities	26,053	43,416

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	119,432	111,611
Long-term deferred contract revenue, less current portion	230	531

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized, 57,523,999 shares and 57,447,333 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	58	57
Additional paid-in capital	623,385	623,706
Deferred compensation	(9)	(72)
Accumulated other comprehensive income	141	2,623
Accumulated deficit	(747,764)	(698,447)
Total stockholders’ deficit	(124,189)	(72,133)
Total liabilities and stockholders’ deficit	$146,526	$208,425

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	2005	2004	2005	2004
Revenue:
Research and development revenue under collaborative agreements	$10,438	$8,217	$17,573	$15,215
Licensing and royalty revenue	154	1,626	461	6,931
Total revenue	10,592	9,843	18,034	22,146

Operating expenses:
Research and development	20,950	32,036	43,311	60,983
General and administrative	1,910	2,568	4,048	5,021
Compensation expense (benefit) related to stock options	5	(3,421)	(628)	(183)
Restructuring activities	650	—	7,734	—
Total operating expenses	23,515	31,183	54,465	65,821

Loss from operations	(12,923)	(21,340)	(36,431)	(43,675)

Other income (expenses):
Investment income	349	842	854	1,975
Interest expense	(7,085)	(5,451)	(13,740)	(10,555)

Net loss	(19,659)	(25,949)	(49,317)	(52,255)

Accretion of dividends on preferred stock	—	(180)	—	(361)

Net loss applicable to common stock	$(19,659)	$(26,129)	$(49,317)	$(52,616)

Basic and diluted net loss per share	$(0.34)	$(0.47)	$(0.86)	$(0.94)

Shares used in computing basic and diluted net loss per share	57,524	56,111	57,523	55,984

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(41,392)	$(54,885)

Investing activities:
Purchase of short-term investments	(3,069)	(45,213)
Proceeds from the sale of short-term investments	28,188	108,747
Purchase of property, plant and equipment	(498)	(1,637)
Proceeds from the sale of property, plant and equipment	1,165	—
Other assets	(1,896)	(3,549)
Strategic investments	—	(10,000)
Net cash provided by investing activities	23,890	48,348

Financing activities:
Net proceeds from issuance of equity	372	2,573
Proceeds from long-term borrowings	5,000	12,573
Principal payments on debt and capital lease obligations	(7,132)	(11,355)
Net cash provided by (used for) financing activities	(1,760)	3,791

Net increase (decrease) in cash and cash equivalents	(19,262)	(2,746)
Cash and cash equivalents at beginning of period	27,250	33,117
Cash and cash equivalents at end of period	$7,988	$30,371

Supplemental disclosures of cash flow information:
Interest paid	$4,502	$4,525

Supplemental disclosures of non-cash financing activities:
Conversion of preferred stock into common stock	$—	$14,934

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.             Basis of Presentation

The unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2004.  The financial statements include all adjustments that Isis considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods.  Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As part of Isis’ alliance with Eli Lilly and Company (“Lilly”), in August 2001 Lilly provided Isis a $100.0 million interest free loan to fund the companies’ joint research collaboration. As of June 30, 2005, Isis had drawn down the entire $100.0 million on this loan, which Isis converted into 2.5 million shares of its common stock in August 2005 according to its terms. Isis discounted the $100.0 million loan to its net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to Isis to help fund the research collaboration. Isis accounted for this value as deferred revenue and recognized it as revenue over the period of performance.

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

Cash, Cash Equivalents and Short-Term Investments

Isis considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Isis’ short-term investments have initial maturities of greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Isis carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. Isis uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses in investment income and these amounts have not been material. Isis determined that there were no other-than-temporary declines in value of its investments during the six months ended June 30, 2005 and 2004.

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

Inventory includes the following categories as of June 30, 2005 and December 31, 2004 (net realizable value in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$1,071	$1,329
Finished goods	—	1,393
Total Inventory	$1,071	$2,722

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

Long-Lived Assets

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Isis evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, on at least a quarterly basis, and when events and circumstances indicate that these assets may be impaired.  During the first half of 2005, Isis incurred a charge related to restructuring activities of $1.5 million primarily for the write-down of capitalized leasehold improvements in a building which Isis vacated during March 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Term Debt

Lilly provided to Isis a loan to fund its obligations under the multi-year strategic research collaboration the companies have participated in since August 2001, of which the entire $100.0 million was outstanding as of June 30, 2005.  Under the terms of the loan agreement, Isis could repay this loan at the Company’s option in either cash or its common stock at a fixed conversion price of $40 per share.  In August 2005, Isis converted the loan into 2.5 million shares of Isis’ common stock and extended the research collaboration.  As part of the conversion and extension, Lilly agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

Consolidation of Variable Interest Entities

Isis has implemented the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of June 30, 2005, Isis had collaborative arrangements with two entities which it considers to be Variable Interest Entities (“VIE”) under FIN 46.

As part of the collaboration between Isis and Ercole Biotech, Inc., during 2003 and early 2004, Isis paid Ercole $750,000 in exchange for a convertible promissory note (the “Note”). Isis expensed the payments when made. The Note will convert into securities that Ercole issues in a financing. Isis is not required to consolidate Ercole’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

As part of the collaboration between Isis and Sarissa Inc., during February 2005, Isis licensed an anti-cancer antisense drug to Sarissa in exchange for a $1.0 million convertible promissory note (the “Note”). The Note will convert into securities that Sarissa issues in a financing.  Isis has recognized a valuation allowance of $1.0 million to offset the debt instrument, as realization of this asset is uncertain.  Isis is not required to consolidate Sarissa’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

Stock-Based Compensation

In April 2003, Isis implemented an employee stock option exchange program (“2003 option exchange program”) to maintain one of Isis’ key assets, its employee base, in a manner that was sensitive to shareholder interests. The 2003 option exchange program allowed employees during the offering period, which began on April 8, 2003 and ended on May 8, 2003, to surrender options, granted prior to January 5, 2002, which had higher exercise prices, in exchange for a lesser number of options, which had lower exercise prices. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options vest over three years beginning on January 1, 2003 and expire on December 31, 2008. Isis accounts for the affected options using variable accounting consistent with the provisions of Accounting Principles Board (“APB”)

Opinion No. 25 and FIN No. 44, and will continue to account for the affected options using variable accounting until all these options have been exercised or cancelled.  As a result, Isis recorded compensation expense of $5,000 and compensation benefit of $628,000 during the three and six months ended June 30, 2005, respectively and compensation benefit of $3.4 million and $183,000 for the same periods in 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stock—as reported	$(19,659)	$(26,129)	$(49,317)	$(52,616)
Net loss applicable to common stock—pro forma	$(20,284)	$(31,425)	$(51,979)	$(56,525)
Basic and diluted net loss per share—as reported	$(0.34)	$(0.47)	$(0.86)	$(0.94)
Basic and diluted net loss per share—pro forma	$(0.35)	$(0.56)	$(0.90)	$(1.01)

For purposes of proforma disclosures, Isis estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2005	2004
Risk-free interest rate	3.9%	4.6%
Dividend yield	0.0%	0.0%
Volatility	57.1%	67.8%
Expected Life	6.4 years	6.3 years

The weighted average fair values of options granted were $3.73 and $5.62 for the three and six months ended June 30, 2005, respectively and $6.94 and $6.92 for the three and six months ended June 30, 2004, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components.  A summary follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Comprehensive loss:
Change in unrealized gains (losses)	$(403)	$(6,973)	$(2,482)	$(5,702)
Net loss applicable to common stock	(19,659)	(26,129)	(49,317)	(52,616)
Comprehensive loss	$(20,062)	$(33,102)	$(51,799)	$(58,318)

Included in comprehensive loss at June 30, 2004 was an unrealized loss of approximately $4.0 million related to Isis’ equity investment in Alnylam Pharmaceuticals, Inc., which was part of a strategic alliance between the two companies.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Isis has not yet determined what method it will use.

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

In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1, which was originally effective for interim and annual reporting periods beginning after June 15, 2004,  requires a three-step model to determine other-than-temporary impairments for all current and future investments in marketable securities.  In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until new guidance is issued.  Isis does not expect that the adoption of EITF 03-1 will have a material impact on its operating results and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements.  Isis is currently evaluating the impact of SFAS 154 on its consolidated financial statements, but does not expect that the impact will be material.

3.             Strategic Alliances

Drug Discovery and Development

OncoGenex Technologies Inc

In January 2005, Isis broadened its antisense drug development partnership with OncoGenex to allow for the development of two additional second-generation antisense anti-cancer drug candidates.  In April 2005, OncoGenex selected its first drug candidate under this expansion, OGX-427. OGX-427 targets heat shock protein 27, or Hsp27, which is over-expressed in numerous tumor types and is associated with treatment resistance through its ability to help cancer cells survive stress-induced injury. OncoGenex paid Isis an up-front fee with a debt instrument, which, at OncoGenex’s discretion is payable in cash or will convert into OncoGenex stock upon OncoGenex’s completion of its next stock financing. OncoGenex will also pay Isis milestone payments totaling up to $5 million for key clinical and regulatory achievements, and royalties on future product sales of these drugs. Under the terms of the agreement, OncoGenex will be responsible for the preclinical and clinical development of the drug.

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

Pfizer, Inc

In May 2005, Isis entered into a multi-year drug discovery collaboration with Pfizer to identify second-generation antisense drugs for the treatment of ophthalmic disease. Under the terms of the agreement, Isis received a technology access fee of $1 million. In July 2005, Isis earned two milestone payments totaling $600,000 under the collaboration. Pfizer will also pay Isis additional milestone payments totaling up to $26.5 million for the first drug in the first major market for key research, clinical, regulatory and sales achievements and research funding. In addition, Isis will receive royalties on the sale of drugs resulting from the collaboration.

Eli Lilly and Company

In August 2005, Isis extended its multi-year strategic research collaboration with Lilly. Under the extension, Isis and Lilly will continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, Isis scientists will be supported by collaboration funds, and Lilly scientists will be supported by Lilly. As part of the extension, the companies agree to add a second generation antisense inhibitor to Lilly’s oncology drug discovery and development portfolio, Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death.  Isis will be entitled to receive milestones of up to $28.0 million as this antisense inhibitor moves through various stages of development and royalties on any product sales of the drug. STAT-3 adds to the two other antisense oncology drugs in development at Lilly, one which is targeted to Survivin and one targeted to eIF-4E. The extended collaboration also provides Lilly access to Isis patents to support Lilly’s internal antisense drug discovery program for a limited number of targets.   In connection with the extension, Isis converted the interest-free $100.0 million loan that Lilly provided to Isis to fund its obligations under the research collaboration the companies have participated in since August 2001. Isis had the option of repaying the loan in cash or its common stock at a fixed conversion price of $40 per share. Given the favorable conversion terms, Isis chose to convert the loan into 2.5 million shares of the Company’s common stock. The impact to the balance sheet will be reflected in the Company’s financial results for the quarter ended September 30, 2005 as a reduction in long term debt and a decrease in stockholders’ deficit. In connection with the extension and the conversion, Lilly agreed not to sell the conversion shares until at least the fourth quarter 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestone and royalties in the event of a stock price decline.

Ibis Division

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

In July 2005, Isis’ Ibis division received contracts for $5.9 million from several government agencies to continue advancing the development of applications and to support the initial operations of the TIGER biosensor system. Funding was granted by several government agencies including the Defense Advanced Research Projects Agency (DARPA) and the Department of Homeland Security (DHS), under subcontracts from San Diego-based Science Applications International Corporation (SAIC).

In August 2005, Isis’ Ibis division received a three-year grant worth up to $4.9 million from the National Institute of Allergies and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH). The grant funds the continued development of applications to diagnose infectious diseases and to identify and control hospital-associated infections using Ibis’ TIGER biosensor system.

In August 2005, Isis’ Ibis division shipped its first TIGER biosensor system to the United States Army Medical Research Institute for Infectious Disease, which will use the system to identify infectious agents for biowarfare defense.

4.             Segment Information and Concentration of Business Risk

Segment Information

The following is information for revenue and loss from operations by segment.

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended June 30, 2005
Revenue:
Research and development	$7,541	$2,897	$—	$10,438
Licensing and royalty	154	—	—	154
Total segment revenue	$7,695	$2,897	$—	$10,592

Income (Loss) from operations	$(11,873)	$(395)	$(655)	$(12,923)

Three Months Ended June 30, 2004
Revenue:
Research and development	$4,254	$3,963	$—	$8,217
Licensing and royalty	1,626	—	—	1,626
Total segment revenue	$5,880	$3,963	$—	$9,843

Income (Loss) from operations	$(24,450)	$(311)	$3,421	$(21,340)

	Drug Discovery and Development	Ibis	Corporate	Total
Six Months Ended June 30, 2005
Revenue:
Research and development	$12,351	$5,222	$—	$17,573
Licensing and royalty	461	—	—	461
Total segment revenue	$12,812	$5,222	$—	$18,034

Income (Loss) from operations	$(27,818)	$(1,507)	$(7,106)	$(36,431)

Six Months Ended June 30, 2004
Revenue:
Research and development	$8,455	$6,760	$—	$15,215
Licensing and royalty	6,931	—	—	6,931
Total segment revenue	$15,386	$6,760	$—	$22,146

Income (Loss) from operations	$(42,389)	$(1,469)	$183	$(43,675)

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

Concentrations of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Partner A	44%	33%	50%	27%
Partner B	22%	0%	13%	2%
Partner C	14%	29%	13%	23%
Partner D	7%	12%	8%	7%
Partner E	0%	10%	0%	5%
Partner F	0%	5%	0%	25%

For the three and six months ended June 30, 2005, Isis derived approximately 27% and 30%, respectively, of its revenue directly and indirectly from agencies of the United States Government, including approximately 14% and 13% respectively, of revenue from one significant customer.  For the three and six months ended June 30, 2004, Isis derived approximately 43% and 32%, respectively, of its revenue directly or indirectly from agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 41%, 17%, and 15% of contract receivables at June 30, 2005. Contract receivables from four significant partners comprised 30%, 20%, 17% and 10% of contract receivables at December 31, 2004.

5.             Restructuring Activities

In connection with the decision to reorganize and refocus the Company’s resources, in January 2005 Isis commenced several cost containment measures, including a reduction in workforce of approximately 160 employees, the consolidation of its facilities in the United States, and the closure of the Company’s research and development laboratory in Singapore. In connection with the consolidation of its U.S. facilities, in June 2005 Isis completed the sale of its real property located at 2292 Faraday Avenue, Carlsbad, California to Shenco LLC. The real property included an approximately 18,848 square foot building, which Isis primarily used for office space. After repaying approximately $1.6 million of debt, which was secured by the property, and after deducting commissions and other expenses, Isis received net proceeds of approximately $957,000 for the sale of the property. Included in restructuring activities in the second quarter of 2005 was a gain on the sale of this building of $1.3 million. In addition, Isis recently entered into a purchase and sale agreement for its manufacturing facility and a purchase and sale agreement for a building that Isis primarily used for laboratory space as further described in Item 5 of Part II of this report.  Isis expects to substantially complete its restructuring efforts by the end of the third quarter 2005. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities at June 30, 2005 (in thousands).

	Facility Consolidation and Closure Related Costs	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at March 31, 2005	$1,302	$1,278	$990	$126	$3,696
Accrued and expensed	527	(22)	17	128	650
Charged against accrual	(422)	(1,001)	(30)	(178)	(1,631)
Balance at June 30, 2005	$1,407	$255	$977	$76	$2,715

6.             Subsequent Events

In August 2005, Isis extended its multi-year strategic research collaboration with Lilly. Under the extension, Isis and Lilly will continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, Isis scientists will be supported by collaboration funds, and Lilly scientists will be supported by Lilly. As part of the extension, the companies agree to add a second generation antisense inhibitor to Lilly’s oncology drug discovery and development portfolio, Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death.  Isis will be entitled to receive milestones of up to $28.0 million as this antisense inhibitor moves through various stages of development and royalties on any product sales of the drug. STAT-3 adds to the two other antisense oncology drugs in development at Lilly, one which is targeted to Survivin and one targeted to eIF-4E. The extended collaboration also provides Lilly access to Isis patents to support Lilly’s internal antisense drug discovery program for a limited number of targets.   In connection with the extension, Isis converted the interest-free $100.0 million loan that Lilly provided to Isis to fund its obligations under the research collaboration the companies have participated in since August 2001. Isis had the option of repaying the loan in cash or its common stock at a fixed conversion price of $40 per share. Given the favorable conversion terms, Isis chose to convert the loan into 2.5 million shares of the Company’s common stock. The impact to the balance sheet will be reflected in the Company’s financial results for the quarter ended September 30, 2005 as a reduction in long term debt and a decrease in stockholders’ deficit. In connection with the extension and the conversion, Lilly agreed not to sell the conversion shares until at least the fourth quarter 2006, assuming the collaboration is not terminated earlier in exchange for certain credits against milestone and royalties in the event of a stock price decline.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business, the financial position of Isis Pharmaceuticals, Inc. and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ clinical goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems used to identify infectious organisms that are effective and commercially attractive and in the endeavor of building a business around such products.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 26 of this Report.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements

Overview

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

Our Ibis division has invented the TIGER biosensor system, a system that has the potential to revolutionize the identification of infectious diseases. We founded our Ibis division to take advantage of our expertise in RNA and utilize that knowledge and innovation to create a fundamentally different approach for the identification of bacterial and viral organisms. Our scientists have applied proprietary technologies to develop a biological sensor to identify a broad range of infectious organisms contained in a sample, including those that are newly-emerging, genetically altered and unculturable. The division has successfully demonstrated proof-of-principle of the TIGER biosensor system with the identification of a variety of bacteria and viruses in both environmental and human clinical samples. In addition to bioweapons defense, Ibis has advanced the development of the TIGER biosensor system to include epidemiological surveillance, biological products screening and microbial forensics applications. These applications represent the first of many we plan to add to the TIGER biosensor system to enhance its commercial value and opportunity in the government, research, medical and diagnostic markets.  Our Ibis division plans to commercialize the TIGER biosensor system to government customers for use in biowarfare defense, epidemiological surveillance and forensics; and to non-government customers for use in pharmaceutical process control, hospital-associated infection control, and infectious disease diagnostics.

To develop TIGER technology and applications, our Ibis division has received contracts from a number of government agencies, including the Defense Advanced Research Projects Agency (DARPA), the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), the Centers for Disease Control and Prevention (CDC), the Federal Bureau of Investigation (FBI), and the Department of Homeland Security (DHS).  From inception through June 30, 2005, Ibis has earned $41.4 million in revenue from government partners. An additional $12.1 million is committed under existing contracts and grants, with the potential for added funding.

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

The principal purpose of our intellectual property portfolio is to protect our products and those of our partners. Our intellectual property portfolio also enables us to expand our pipeline by granting other companies limited access to antisense technology through licenses we grant them. Licensing partnerships may include traditionally structured antisense drug discovery and development collaborations with large pharmaceutical companies like Lilly, Amgen, and most recently, Pfizer, Inc.

In May 2005, we entered into a multi-year drug discovery collaboration with Pfizer to identify second-generation antisense drugs for the treatment of ophthalmic disease. Under the terms of the agreement, we received a $1.0 million technology access fee.  Pfizer will also pay milestone payments for the first drug in the first major market for key research, clinical regulatory and sales achievements and research funding. To date, we have earned two milestone payments totaling $600,000 for our research within the collaboration.  We will also receive royalties on the sale of drugs resulting from the collaboration.

In addition, we have extended our licensing partnerships to include our satellite company strategy in which we provide our expertise and intellectual property position in RNA-based therapeutics to industry partners that are interested in developing RNA-based therapeutics. We are able to pursue this partnering strategy because antisense allows us to produce more drug candidates than we can afford to develop on our own. We have implemented this integral component of our strategy through our partnerships with Alnylam Pharmaceuticals, Inc., Antisense Therapeutics, Ltd., Ercole, OncoGenex, Santaris Pharma A/S, and most recently, Sarissa.

Further, we have an active intellectual property licensing program in which we license aspects of our intellectual property to companies like Hybridon, Inc., Integrated DNA Technologies, Inc., Roche Molecular Systems, atugen A/S, Dharmacon, Inc. and Coley Pharmaceutical Group, Inc.  Through this program, we also license our non-antisense patents as we did with Eyetech Pharmaceuticals, Inc.  In December 2001, we licensed several chemistry patents to Eyetech for the development of Macugen, a drug for the treatment of wet age-related macular degeneration, or AMD, that Eyetech is co-developing and commercializing with Pfizer.  In 2004, we earned $4.0 million in milestone payments from Eyetech associated with their filing of a New Drug Application for Macugen with the FDA and Eyetech’s receipt of marketing clearance for the drug. In December 2004, we sold a portion of our royalty rights in Macugen to Drug Royalty USA., Inc., in exchange for aggregate payments of $24 million over the next three years.

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

We and our partners currently have 11 drugs in development, of which four are in Phase II clinical development, four are in Phase I clinical development and three are in preclinical development.  Our partners are developing, with our support, five of these 11 drugs, which substantially reduce our development costs.

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

Recent Events

In December 2004, we made a strategic decision to reorganize and refocus our resources to advance our most promising second-generation drugs and to continue the development of antisense technology. We announced this decision in January 2005. In the fourth quarter of 2004 we recorded a $32.4 million charge for restructuring activities resulting from this decision, which consisted of non-cash write-downs of tangible and intangible assets that were non-essential to our current focus, including excess or idle equipment, inventories, patent costs, and certain prepaid expenses.  We incurred additional charges relating to our restructuring activities of $7.7 million during the first half of 2005, including those associated with employee termination costs, termination of certain contractual obligations, the consolidation of our United States facilities, and the closure of our research and development laboratory in Singapore. In connection with the consolidation of our U.S. facilities, in June 2005 we completed the sale of an approximately 18,848 square foot building, which we primarily used for office space. After repaying approximately $1.6 million of debt, which was secured by the property, and after deducting commissions and other expenses, we received net proceeds of approximately $957,000 for the sale of the property. In addition, we recently entered into a purchase and sale agreement for our manufacturing facility, which we intend to leaseback as part of the sale.  We also recently entered into a purchase and sale agreement for a building we primarily used for laboratory space.  Additional information about the pending real estate transactions is included in Item 5 of Part II of this report.

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

We often enter into collaborations where we receive non-refundable up-front payments for prior or future expenditures. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligations when the agreements we enter into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. We have made estimates of our continuing obligations on several agreements, including our collaborations with ATL, Lilly, OncoGenex, and Pfizer.

As part of our Lilly alliance, in 2001 Lilly provided us a $100.0 million interest free loan to fund the research collaboration. We took quarterly draw downs against this loan and discounted the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. As of June 30, 2005, we had drawn down the entire $100.0 million on this loan. We are accreting the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represents value Lilly gave to us to help fund the research collaboration. We account for this difference as deferred revenue and recognize it as revenue over the period of contractual performance. In August 2005, in accordance with its terms, we converted this loan at $40 per share into 2.5 million shares of our common stock. Concurrent with the conversion, we extended the research collaboration.  As part of the conversion and collaboration extension, Lilly has agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestones upon completion of the milestone’s performance requirement, as long as we are reasonably assured of collecting the resulting receivable and we are not obligated to future performance related to the achievement of the milestone. We recognized revenue during 2004 related to milestones achieved under our agreements with Eyetech, Lilly and Singapore EDB.  Recently, we earned two milestone payments totaling $600,000 under our Pfizer collaboration, which we will recognize as revenue in our third quarter ending September 30, 2005.

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

Results of Operations

Total revenue for the three and six months ended June 30, 2005 was $10.6 million and $18.0 million, respectively, compared to $9.8 million and $22.1 million for the same periods in 2004. Our revenue fluctuates from period-to-period based on the nature and timing of license fees and milestones earned, and other deliverables under agreements with partners. Our ability to maintain revenue at current levels will depend on new revenue sources and the expansion of existing revenue sources for the remainder of 2005.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Drug Discovery and Development:
Research and development revenue	$7,541	$4,254	$12,351	$8,455
Licensing and royalty revenue	154	1,626	461	6,931
	$7,695	$5,880	$12,812	$15,386

Ibis Division
Research and development revenue	$2,897	3,963	5,222	6,760
Licensing and royalty revenue	—	—	—	—
	$2,897	$3,963	$5,222	$6,760

Total Revenue:
Research and development revenue	$10,438	$8,217	$17,563	$15,215
Licensing and royalty revenue	154	1,626	461	6,931
	$10,592	$9,843	$18,034	$22,146

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three and six months ended June 30, 2005 was $7.5 million and $12.4 million, respectively, compared to $4.3 million and $8.5 million for the same periods in 2004. The increase reflects revenue we earned from our partner OncoGenex in connection with clinical trial materials we sold to OncoGenex in the second quarter of 2005 and the expansion of our cancer collaboration with OncoGenex. The increase also reflects an increase in revenue related to additional drawdowns on our loan from Lilly. Our revenue from licensing activities and royalties for the three and six months ended June 30, 2005 was $154,000 and $461,000, respectively, compared to $1.6 million and $6.9 million for the same periods in 2004. We earned $5.5 million from Alnylam in the first half of 2004 in connection with our strategic alliance with Alnylam and a $1.0 million milestone from Eyetech for Macugen in the second quarter of 2004, which were the primary reasons for the decrease from 2004 to 2005.

Our Ibis division generates research and development revenue from grants and contracts from United States government agencies, including DARPA, CDC, FBI, DHS, and NIAID, a part of the NIH.  Our Ibis division generated revenue of $2.9 million and $5.2 million for the three and six months ended June 30, 2005, respectively, compared to revenue of $4.0 million and $6.8 million for the same periods in 2004.  Ibis’ revenue may fluctuate on a quarter to quarter basis due primarily to the timing of equipment purchased in support of its government contracts. In general, when Ibis purchases equipment, it records expenses associated with the purchase and corresponding revenue. During 2004, Ibis was acquiring the necessary equipment components to build the TIGER systems that Ibis expects to deploy to its government partners this year. As a result, the first half of 2004 included $2.8 million in revenue and associated expense related to these equipment purchases, compared to $656,000 for the same period in 2005. This variance in revenue related to equipment purchases was the primary reason for the decrease in revenue from the first half of 2004 to the first half of 2005.

We receive our DARPA funding through a subcontract with San Diego-based Science Applications International Corporation or SAIC. Historically, we have generated the majority of our government-funded revenue through our collaboration with SAIC.  This collaboration accounted for approximately 13% and 23% of our total revenue in the first half of 2005 and 2004, respectively, which represents 44% and 76% of our 2005 and 2004 Ibis division revenue, respectively. During 2004 and early 2005, we entered into several new government contracts, expanding our reach to multiple government agencies.  Consequently, our government-funded revenues are subject to greater period-to-period fluctuations than in the past, depending on the timing of when we enter into and commence work under various contracts with these agencies.

From inception through June 30, 2005, Ibis has earned $41.4 million in revenue from various government agencies to further the development of our TIGER program. An additional $12.1 million is committed under existing contracts and grants.  We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. In addition, these agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2005 were $23.5 million and $54.5 million, respectively, compared to $31.2 million and $65.8 million for the same periods in 2004.  The change was primarily due to cost savings we achieved as a result of cost containment measures we implemented in the first quarter of 2005, which continued through the second quarter and, to a lesser extent, non-cash compensation benefit due to variable accounting for stock options. This decrease in operating expenses was offset in part by $7.7 million in charges we incurred during the first half of 2005 related to our restructuring activities. We expect these cost savings to continue through the remainder of 2005 as a result of our cost containment measures. In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude compensation related to stock options from operating expenses because it is based on the variability of our stock price rather than operations, and to exclude restructuring activities because the costs are directly related to isolated events.

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, our Ibis division, and R&D Support costs.  As part of our corporate restructuring earlier this year, we consolidated our research manufacturing functions and our drug manufacturing functions into a combined manufacturing group that can serve the needs of both Antisense Research and Antisense Drug Development. We call this new function Manufacturing and Operations, and include the costs related to this new function in our research and development expenses. We expect that the consolidation will result in overall efficiencies and related cost savings.  For the three and six months ended June 30, 2005, we incurred total research and development expenses of $21.0 million and $43.3 million, respectively, compared to $32.0 million and $61.0 million for the same periods in 2004. The $17.7 million decrease in operating expenses from the first half of 2004 to the same period in 2005 is attributed to cost savings achieved as a result of our restructuring activities. These cost savings include significant reductions in personnel costs, as well as a reduction in third party clinical development costs attributed to our decision to focus our research and development resources on our most promising second-generation drugs and the resulting decision to discontinue development of ISIS 104838, ISIS 14803 and alicaforsen for Crohn’s disease.

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Drug Discovery and Development	$17,916	$28,033	$37,132	$53,299
Ibis Division	3,034	4,003	6,179	7,684
Total research and development expenses	$20,950	$32,036	$43,311	$60,983

Antisense drug discovery costs for the three and six months ended June 30, 2005 were $4.8 million and $9.9 million, respectively, compared to $8.4 million and $16.7 million for the same periods in 2004. The decrease of $6.8 million from the first half of 2004 to the same period in 2005 was principally the result of cost savings achieved as a result of our first quarter restructuring activities. These cost savings were primarily attributed to a decrease in personnel costs.  We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Alicaforsen for Crohn’s disease	$98	$1,546	$343	$3,002
Other antisense development products	5,108	7,011	10,689	13,319
Development overhead costs	1,838	3,782	3,689	6,329
Total antisense drug development	$7,044	$12,339	$14,721	$22,650

Antisense drug development expenditures were $7.0 million and $14.7 million for the three and six months ended June 30, 2005, respectively, compared to $12.3 million and $22.7 million for the same periods in 2004.  The decrease of $8.0 million from the first half of 2004 to the same period in 2005, was primarily due to cost savings achieved as a result of our recent restructuring activities.  These cost savings were primarily attributed to a decrease in personnel costs and third party clinical development costs resulting from our decision to focus resources on our most promising second generation drug candidates.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. For example, during 2004, we decided not to initiate additional studies of ISIS 14803 and ISIS 104838. In addition we decided to discontinue further investment in the development of alicaforsen for Crohn’s disease following disappointing results in Phase III trials for this drug.  Generally, Phase III clinical trials are the longest, largest and most expensive component of the drug development process. Further, products in Phase III trials represent the most near term possibility of commercial success. In addition, because Phase III trials typically involve a well-defined protocol and require dedicated resources, it is easier for us to separately capture costs associated with these projects. Our Phase I and Phase II programs are really research programs that fuel our Phase III pipeline. When our products are in Phase I or Phase II clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase I” or “in Phase II,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product-to-product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. For example, during 2003, Lilly reimbursed us for our costs to develop Affinitak for the treatment of non small cell lung cancer. Our partners are developing, with our support, five of our 11 drug candidates, which substantially reduces our development costs.

We incurred development expenditures related to alicaforsen for Crohn’s disease of $98,000 and $343,000 for the three and six months ended June 30, 2005, respectively, compared to $1.5 million and $3.0 million for the same periods in 2004. The decrease from the first half of 2004 to the same period in 2005 of $2.7 million was primarily due to the completion of our Phase III trials in December 2004. In December 2004, we reported the results of our Phase III clinical trials of alicaforsen in patients with Crohn’s disease. In these trials alicaforsen did not demonstrate statistically significant induction of clinical remission compared to placebo. As a result of these data, we decided not to invest further in the development of alicaforsen for Crohn’s disease.

We incurred expenses related to our other products in development of $5.1 million and $10.7 million for the three and six months ended June 30, 2005, respectively, compared to $7.0 million and $13.3 million for the same periods in 2004. The decrease of $2.6 million from the first half of 2004 to the same period in 2005, was primarily the result of a decrease in development activity related to our first-generation drugs, principally alicaforsen for ulcerative colitis. In December 2004, we announced the results of three Phase II studies of alicaforsen enema to treat patients with ulcerative colitis in which alicaforsen enema produced significant and long-lasting disease improvement. Costs for alicaforsen for ulcerative colitis have decreased in 2005 as compared to 2004 because we are using primarily internal resources as we prepare to meet with the FDA to discuss Phase III development plans for the drug. The decrease was offset in part by increased expenditures related to our most promising second-generation drug candidates, specifically ISIS 113715 for the treatment of diabetes and ISIS 301012 for the treatment of high cholesterol.

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. These costs for the three and six months ended June 30, 2005 were $1.8 million and $3.3 million, respectively. As discussed above, manufacturing and operations is a new function that was created in 2005 to provide manufacturing efficiencies and related cost savings. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. We believe that it would be impractical to obtain comparative information for prior periods for this new function, and that such comparisons between any period in 2004 would be meaningless; therefore, we do not discuss these comparisons.

Our Ibis research and development expenses are the result of our performance under our contracts with DARPA, the FBI, the NIAID, a part of the NIH, the CDC and the DHS, in support of the ongoing development of our TIGER program. We include in the expenses for our Ibis division all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title.  Research and development expenditures in our Ibis division include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of our TIGER program.  In addition, we allocate a portion of R&D Support costs and general and administrative costs to our Ibis division.  Our Ibis division research and development expenses for the three and six months ended June 30, 2005 were $3.0 million and $6.2 million, respectively, compared to $4.0 million and $7.7 million for the same periods in 2004.  During 2004, Ibis was acquiring the necessary equipment components to build the TIGER systems that Ibis expects to deploy to its government partners this year. As a result, the first half of 2004 included $2.8 million in expense related to these equipment purchases, compared to $656,000 for the same period in 2005. This was the primary reason for the decrease in Ibis’ operating expenses from the first half of 2004 to the first half of 2005.  We expect our costs for our Ibis division to increase as we continue to expand this business.

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D Support costs.

The following table sets forth information on R&D Support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Personnel costs	$1,381	$2,771	$2,883	$5,432
Occupancy	1,642	1,443	3,718	3,109
Depreciation and amoritization	1,248	1,487	2,541	2,952
Insurance	295	297	594	569
Other	355	882	787	1,418
Total R&D Support costs	$4,921	$6,880	$10,523	$13,480

R&D Support costs for the three and six months ended June 30, 2005 were $4.9 million and $10.5 million, respectively, compared to $6.9 million and $13.5 million for the same periods in 2004. The decrease was primarily due to decreased personnel, facilities, equipment depreciation and patent amortization costs resulting from our restructuring activities, which included employee terminations, consolidation and closure of facilities, and the write-down of equipment and patents.

Our R&D Support costs by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Drug Discovery and Development	$4,289	$6,213	$9,123	$12,089
Ibis Division	632	667	1,400	1,391
Total R&D Support costs	$4,921	$6,880	$10,523	$13,480

General and administrative expenses for the three and six months ended June 30, 2005 were $1.9 million and $4.0 million, respectively, compared to $2.6 million and $5.0 million for the same periods in 2004. The decrease was primarily related to a reduction in personnel and outside services costs resulting from our restructuring activities.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Drug Discovery and Development	$1,653	$2,297	$3,498	$4,476
Ibis Division	258	271	550	545
Total general and administrative expenses	$1,911	$2,568	$4,048	$5,021

Total operating expenses included non-cash compensation expense related to stock options of $5,000 and a non-cash compensation benefit of $628,000 for the three and six months ended June 30, 2005, respectively, compared to a non-cash compensation benefit of $3.4 million and $183,000 for the same periods in 2004. The changes in compensation expense (benefit) were primarily related to the effects of using variable accounting to account for stock options associated with the employee stock option exchange program initiated in April 2003.  We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25 and Financial Accounting Standards Board Interpretation, or FIN, No. 44.

During the first six months of 2005, we recorded $7.7 million in costs associated with our restructuring activities resulting from our strategic decision to reorganize and refocus our resources to advance our most promising second-generation drugs and to continue our development of antisense technology. The 2005 charge for restructuring activities consists of costs associated with employee terminations, the consolidation of our facilities, termination of certain contractual obligations, and the closure of our research and development laboratory in Singapore. In connection with the consolidation of our facilities, in June 2005 we completed the sale of an approximately 18,848 square foot building, which we primarily used for office space. After repaying approximately $1.6 million of debt, which was secured by the property, and after deducting commissions, and other expenses, we received net proceeds of approximately $957,000 for the sale of the property. Included in restructuring activities in the second quarter of 2005 was a gain on the sale of this building of $1.3 million. In addition, we recently entered into a purchase and sale agreement for our manufacturing facility, which we intend to leaseback as part of the sale.  We also recently entered into a purchase and sale agreement for another building we primarily used for laboratory space.  We expect that our cost containment measures will continue to decrease our cash use in 2005 as compared to 2004.

Investment Income

Investment income for the three and six months ended June 30, 2005 totaled $349,000 and $854,000, respectively, compared to $842,000 and $2.0 million for the same periods in 2004.  The decrease in investment income for the first six months of 2005 as compared to the same period in 2004 was primarily due to our lower average cash and investments balances for the first six months of 2005 compared to the first six months of 2004.

Interest Expense

Interest expense for the three and six months ended June 30, 2005 totaled $7.1 million and $13.7 million, respectively, compared to $5.5 million and $10.6 million for the same periods in 2004.  This increase was due to the effect of a higher debt balance during 2005 than during 2004 related to an increase in the loan to fund our Lilly research collaboration offset in part by a decrease in the carrying value of our term loan from Silicon Valley Bank.

Net Loss Applicable to Common Stock

For the three and six months ended June 30, 2005, we reported a net loss applicable to common stock of $19.7 million and $49.3 million, respectively, compared to a net loss applicable to common stock of $26.1 million and $52.6 million for the same periods in 2004.  Our net loss applicable to common stock for the first six months of 2004 included $361,000 of accreted dividends on preferred stock. The decrease in net loss applicable to common stock for the six months ended June 30, 2005 compared to the same period in 2004 was primarily the result of a decrease in operating expenses as a result of cost savings achieved by our restructuring activities.  Offsetting, in part, the decrease in operating expenses was $7.7 million in costs related to restructuring activities, an increase in interest expense due to the effect of a higher debt balance in 2005 as compared to 2004, and a decrease in investment income due to our lower average cash and investments balance in 2005 as compared to 2004.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2005, we have earned approximately $461.1 million in revenue from contract research and development and the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $593.6 million from the sale of equity securities. We have borrowed approximately $387.1 million under long-term debt arrangements to finance a portion of our operations.

At June 30, 2005, we had cash, cash equivalents and short-term investments of $59.6 million, working capital of $46.3 million and a stockholders’ deficit of $124.2 million. In comparison, we had cash, cash equivalents and short-term investments of $103.9 million, working capital of $82.2 million and a stockholders’ deficit of $72.1 million as of December 31, 2004. The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations, pursue patents, and to pay our debt and capital lease obligations.

As of June 30, 2005, our debt and other obligations totaled $256.8 million, compared to $258.9 million at December 31, 2004. Our debt and other obligations at June 30, 2005 included current deferred contract revenue related to our Lilly loan of approximately $3.3 million and other contractual obligations. The decrease in our debt and other obligations was primarily due to the declining balance on our Silicon Valley Bank term loan offset, in part, by additional draw downs from the $100.0 million interest-free loan from Lilly, which we discounted to their present value by imputing interest on the amounts at 20% and accreting to their face value over their term by recording interest expense.

We will continue to use lease financing as long as the terms remain commercially attractive. Consistent with this, in July 2005 we entered into a $3.0 million equipment lease line with General Electric Capital Corporation. The lease line is effective for purchases through May 2006 and carries an interest rate of the three year treasury rate plus 1.06% at the time of drawdown.  This leaseline will be secured by any equipment purchased under the line.  To date, we have not drawn any funds under this leaseline.

Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to meet our anticipated requirements through at least mid 2007. The following table summarizes our contractual obligations as of June 30, 2005.  The table provides a breakdown of when obligations become due.  A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Lilly Research Collaboration Loan	$100.0	$100.0	$—	$—	$—
5 1/2% Convertible Subordinated Notes	125.0	—	—	125.0	—
Standard Operating Debt	27.4	6.5	17.3	3.6	—
Capital Lease and Other Obligations	4.3	2.6	1.7	—	—
Operating Leases	8.7	2.7	4.0	1.8	0.2

Our contractual obligations consist primarily of our publicly traded convertible debt and Lilly research collaboration loan, which we converted in August 2005 into 2.5 million shares of our common stock. Under the terms of the loan, we could repay the loan at our option in either cash or our common stock at a fixed conversion price of $40 per share. Given the favorable conversion terms, we chose to convert the loan.  Under the terms of the conversion and Lilly collaboration extension, Lilly agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration doesn’t terminate earlier, in exchange for certain credits against milestone and royalties in the event of a stock price decline.  Because the loan was repayable in cash or stock at our option, we classified it as a long-term obligation at June 30, 2005.  As of June 30, 2005, the balance in long-term obligations was $96.7 million and the balance in deferred revenue was $3.3 million.  The impact to the balance sheet of the loan conversion will be reflected in our financial results for the quarter ended September 30, 2005 as a reduction in long term debt and a decrease in shareholders’ deficit. In addition, we also have standard operating debt, capital leases and other obligations. Our standard operating debt includes a term loan from Silicon Valley Bank, and our mortgage loan payable to another bank. In June 2005, we repaid $1.6 million of our mortgage loan payable when we completed the sale of a piece of our real property that secured the mortgage.

In May 2002, we completed a $125.0 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5.5%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At June 30, 2005, the principal outstanding on the notes was $125.0 million.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire our existing debt to Boehringer Ingelheim and Elan Corporation. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 6.0% at June 30, 2005. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%.  The carrying value of the term loan at June 30, 2005 was $23.2 million.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2005 for the purchase of services and materials as part of our normal course of business.

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of June 30, 2005, we had accumulated losses of approximately $747.8 million and a stockholders’ deficit of approximately $124.2 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use.  This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Drug discovery and development has inherent risks, including the risk that molecular targets prove not to be important in a particular disease; the risk that compounds that demonstrate attractive activity in preclinical studies do not demonstrate similar activity in human beings; the risk that a compound is not safe or effective for use in humans; and the risk that successful results in early human clinical trials may not be indicative of results in late-stage clinical trials. Antisense technology in particular is relatively new and unproven. We are applying most of our resources to create safe and effective drugs for human use. Any of the risks described above could prevent us from meeting this goal.  In the past, we have invested in clinical studies of drug candidates that have not met the primary clinical end points in their initial Phase III studies.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2005, the market price of our common stock has ranged from $2.76 to $6.67 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

We have granted registration rights to Eli Lilly and Company which cover approximately 2.5 million shares of our common stock we issued to Lilly upon the conversion of outstanding convertible securities. The addition of these shares into the market, may have an adverse effect on the price of our securities.

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

ITEM 4.                              CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

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

On August 5, 2005, we issued 2.5 million shares of our common stock to Lilly in conjunction with the conversion of our $100.0 million loan from Lilly.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2005, we held our Annual Meeting of Stockholders in Carlsbad, California for the following purposes:

(1)     To elect three directors to serve as Class II directors of the Company and one director to serve as a Class I director for the Company. For Director number one, Spencer R. Berthelsen, the number of votes for and withheld was 51,713,990 and 733,922, respectively. For Director number two, Joseph H. Wender, the number of votes for and withheld was 50,369,821 and 2,078,091, respectively. For Director number three, B. Lynne Parshall, the number of votes for and withheld was 51,041,581 and 1,406,331, respectively. For Director number four, Richard D. DiMarchi, the number of votes for and withheld was 51,675,710 and 772,202, respectively.

(2)     To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The number of votes for, against and abstaining was 51,295,369; 1,041,135 and 111,407, respectively.

ITEM 5.	OTHER INFORMATION

a.                                       On June 28, 2005, we entered into an agreement, pursuant to which we have agreed to sell our real property located at 2280 Faraday Avenue, Carlsbad, California to Electro Surface Technology, Inc. (“EST”) for a purchase price of $3,200,000 (the “2280 Sale”).  The real property included an approximately 25,603 square foot building which we primarily used for laboratory and office space.  We expect to repay approximately $2.0 million of debt which is secured by the property.

The 2280 Sale is scheduled to close in September 2005.  EST has until September 1, 2005 to inspect the property and may terminate the 2280 Sale, in its sole discretion and for any reason prior to the expiration of the inspection period.  After the inspection period, but prior to the closing of the 2280 Sale, EST may terminate the 2280 Sale by forfeiting its deposit on the property, except that EST may terminate the 2280 Sale prior to the closing without forfeiting the deposit if:

•                  EST cannot obtain sufficient title insurance on the property; or

•                  We fail to perform our obligations under the 2280 Purchase Agreement or if the representations and warranties made by us are inaccurate;

We are selling the property as part of our ongoing restructuring efforts, and we estimate the restructuring gain associated with the sale of the property will be approximately $1.1 million.

b.                                      On July 21, 2005, we entered into an agreement, pursuant to which we have agreed to sell our real property located at 2282 Faraday Avenue, Carlsbad, California to BioMed Realty, L.P. (“BioMed”) for a purchase price of $8,500,000 (the “2282 Sale”).  The real property includes an approximately 28,704 square foot building which we primarily use for manufacturing.  As part of the 2282 Sale, we will lease back the property from BioMed for an initial term of 15 years with an initial rent of $2.60 per rentable square foot.  We expect to repay approximately $2.3 million of debt which is secured by the property.

The 2282 Sale is scheduled to close in September 2005.  BioMed has until September 6, 2005 to inspect the property and may terminate the 2282 Sale, in its sole discretion and for any reason prior to the expiration of the inspection period.  After the inspection period, but prior to the closing of the 2282 Sale, BioMed may terminate the 2282 Sale by forfeiting its deposit on the property, except that BioMed may terminate the 2282 Sale prior to the closing without forfeiting the deposit if:

•                  BioMed cannot obtain sufficient title insurance on the property;

•                  We fail to perform our obligations under the 2282 Purchase Agreement or if the representations and warranties made by us are inaccurate;

•                  the physical condition of the property changes before the closing date, reasonable wear and tear excluded;

•                  We are the subject of a proceeding under the federal bankruptcy laws or any state law for relief of debtors;

•                  Our financial condition substantially changes before the closing date, adjusting for our historical cash burn rate; or

•                  If a moratorium, statute or regulation of any governmental agency or order or ruling of any court is enacted or issued which would materially adversely affect the value or operation of the property.

ITEM 6.                             EXHIBITS

a.           Exhibits

Exhibit
Number	Description of Document
10.1	Collaborative Research Agreement dated May 24, 2005 between Isis Pharmaceuticals, Inc. and Pfizer Inc (with certain confidential information deleted).

10.2	Agreement for Purchase and Sale of 2280 Faraday Ave, Carlsbad, CA, dated June 28, 2005.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 9, 2005

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 9, 2005