Form 10-Q
period 2005-09-30
ISIS PHARMACEUTICALS INC
filed 2005-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of voting common stock outstanding as of November 3, 2005 was 72,201,505.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Risk Factors

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Default upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

SIGNATURES

TRADEMARKS

Macugen® is a registered trademark of Eyetech Pharmaceuticals, Inc.

Vitravene® is a registered trademark of Novartis AG.

Affinitak™ is a trademark of Eli Lilly and Company.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$53,222	$27,250
Short-term investments	48,435	76,633
Contracts receivable	4,209	10,048
Inventory	917	2,722
Other current assets	7,459	8,956
Total current assets	114,242	125,609

Property, plant and equipment, net	10,181	28,454
Licenses, net	24,353	26,104
Patents, net	20,148	19,097
Deposits and other assets	3,359	3,854
Long-term investments	5,099	5,307
Total assets	$177,382	$208,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,833	$6,967
Accrued compensation	1,306	3,475
Accrued liabilities	10,042	8,238
Current portion of long-term obligations	8,314	10,546
Current portion of deferred contract revenue	1,410	14,190
Total current liabilities	23,905	43,416

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	16,845	111,611
Long-term deferred contract revenue, less current portion	92	531
Common stock warrants	7,500	—
Total liabilities	173,342	280,558

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,201,505 shares and 57,447,333 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	72	57
Additional paid-in capital	764,555	623,706
Deferred compensation	(1)	(72)
Accumulated other comprehensive income	2,349	2,623
Accumulated deficit	(762,935)	(698,447)
Total stockholders’ equity (deficit)	4,040	(72,133)
Total liabilities and stockholders’ equity	$177,382	$208,425

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Research and development revenue under collaborative agreements	$7,122	$9,055	$24,695	$24,270
Licensing and royalty revenue	336	38	797	6,969
Total revenue	7,458	9,093	25,492	31,239

Operating expenses:
Research and development	18,212	29,566	61,523	90,549
General and administrative	1,724	2,373	5,771	7,394
Compensation expense (benefit) related to stock options	15	(466)	(613)	(649)
Restructuring activities	(349)	—	7,385	—
Total operating expenses	19,602	31,473	74,066	97,294

Loss from operations	(12,144)	(22,380)	(48,574)	(66,055)

Other income (expenses):
Investment income	1,241	561	2,095	2,536
Interest expense	(4,269)	(5,832)	(18,009)	(16,387)
Loss on investments	—	(5,057)	—	(5,057)

Net loss	(15,172)	(32,708)	(64,488)	(84,963)

Accretion of dividends on preferred stock	—	—	—	(361)

Net loss applicable to common stock	$(15,172)	$(32,708)	$(64,488)	$(85,324)

Basic and diluted net loss per share	$(0.24)	$(0.57)	$(1.08)	$(1.51)

Shares used in computing basic and diluted net loss per share	64,086	57,267	59,734	56,415

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(47,373)	$(76,974)

Investing activities:
Purchase of short-term investments	(8,466)	(65,989)
Proceeds from the sale of short-term investments	36,778	142,668
Purchase of property, plant and equipment	(397)	(2,413)
Proceeds from the sale of property, plant and equipment	8,206	—
Other assets	(2,787)	(5,174)
Strategic investments	—	(10,000)
Net cash provided by investing activities	33,334	59,092

Financing activities:
Net proceeds from issuance of equity	49,169	3,316
Proceeds from long-term borrowings	4,603	16,742
Principal payments on debt and capital lease obligations	(13,761)	(13,847)
Net cash provided by financing activities	40,011	6,211

Net increase (decrease) in cash and cash equivalents	25,972	(11,671)
Cash and cash equivalents at beginning of period	27,250	33,117
Cash and cash equivalents at end of period	$53,222	$21,446

Supplemental disclosures of cash flow information:
Interest paid	$5,018	$4,858

Supplemental disclosures of non-cash investing and financing activities:

Conversion of debt into common stock	$100,000	$—

Additions to long-term investments for acquired corporate securities	$750	$—

Common stock warrants	$7,620	$—

Conversion of preferred stock into common stock	$—	$14,935

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.             Basis of Presentation

The unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2004.  The financial statements include all adjustments that Isis considers necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for those periods.  Results for the interim periods are not necessarily indicative of the results for the entire year.  For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts of Isis and its wholly-owned subsidiaries, Isis Pharmaceuticals Singapore Pte Ltd., Isis USA Limited, Hepasense, Ltd., and Orasense, Ltd.  On July 25, 2005, Isis dissolved the Hepasense, Ltd. subsidiary.

2.             Significant Accounting Policies

Revenue Recognition

Isis recognizes revenue when it has satisfied all contractual obligations and Isis is reasonably certain it can collect the receivable.

Research and Development Revenue Under Collaborative Agreements

Isis recognizes research and development revenue under collaborative agreements as it incurs the related expenses, up to contractual limits. Isis defers payments received under these agreements that relate to future performance and records revenue as Isis earns it over the specified future performance period. Isis recognizes revenue that relates to nonrefundable, upfront fees over the period of the contractual arrangements as Isis satisfies its performance obligations. Isis recognizes revenue that relates to milestones, under existing arrangements, upon completion of the milestone’s performance requirement. Isis recognizes revenue from arrangements entered into subsequent to September 30, 2003 in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. Isis sometimes enters into revenue arrangements that contain multiple deliverables. In these cases, Isis recognizes revenue from each element of the arrangement as long as Isis can determine a separate value for each element, Isis has completed its obligation to deliver or perform on that element, and Isis is reasonably assured of collecting the resulting receivable. Isis records revenue from federal research grants during the period in which it recognizes the related expenditures. Isis recognizes revenue from product sales as it ships the products.

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

As part of Isis’ alliance with Eli Lilly and Company (“Lilly”), in August 2001 Lilly provided Isis a $100.0 million interest-free loan to fund the companies’ joint research collaboration. In August 2005, Isis converted the loan into 2.5 million shares of its common stock according to the terms of the loan. During the term of the loan, Isis discounted the loan to its net present value by imputing interest on the amount then outstanding at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to Isis to help fund the research collaboration. Isis accounted for this value as deferred revenue and recognized it as revenue over the period of performance.

Licensing and Royalty Revenue

Isis recognizes licensing and royalty revenue immediately for arrangements in which Isis is not required to provide services in the future, if collectibility is reasonably assured.

Concentration of Credit Risk

Financial instruments that potentially subject Isis to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables. Isis places its cash equivalents and certain of its short-term investments with high credit-quality financial institutions. Isis invests its excess cash primarily in auction and money market instruments, and municipal and floating rate bonds. Isis and its Audit Committee establish guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

Cash, Cash Equivalents and Short-Term Investments

Isis considers all liquid investments with maturities of ninety days or less, when purchased, to be cash equivalents. Isis’ short-term investments have initial maturities greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Isis carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. Isis uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses in investment income and these amounts have not been material. Isis determined that there were no other-than-temporary declines in value of its investments during the nine months ended September 30, 2005.  During the third quarter of 2004, Isis recorded a non-cash loss on investments of $5.1 million principally related to the impairment of the Company’s equity investment in Alnylam Pharmaceuticals, Inc.  The impairment reflected the decrease in the market value of Alnylam’s common stock.

Valuation of Inventory

Isis includes in inventory material costs and related manufacturing costs for drugs that it manufactures for its partners under contractual terms, and that it uses primarily in its clinical development activities. Isis expenses these costs when it delivers it’s drugs to partners, or as it provides these drugs for its own clinical trials. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces its carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs. During the fourth quarter of 2004, Isis recorded a charge of approximately $21.0 million for the write-down of inventory to its estimated net realizable value related to the Company’s strategic decision to reorganize and refocus its resources to advance its most promising second-generation drugs.

Inventory includes the following categories as of September 30, 2005 and December 31, 2004 (net realizable value in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$917	$1,329
Finished goods	—	1,393
Total Inventory	$917	$2,722

Licenses

Isis capitalizes the cost related to exclusive licenses obtained from third parties. Isis amortizes capitalized licenses over their estimated useful life or the term of the agreement, which for current licenses is between 7 and 15 years.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they relate to inventions for which Isis is pursuing patent protection.  Isis evaluates costs related to inventions for which the Company is not actively pursuing patent protection for evidence of impairment.  If Isis determines that an invention is impaired, it expenses the capitalized costs associated with that invention.  Isis amortizes patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued.

Fair Value of Financial Instruments

Isis has determined the estimated fair value of its financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. Isis reports its investment securities at their estimated fair value based on quoted market prices of comparable instruments.

Long-Lived Assets

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Isis evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, on at least a quarterly basis, and when events and circumstances indicate that these assets may be impaired.  During the first nine months of 2005, Isis incurred a charge related to restructuring activities of $1.5 million primarily for the write-down of capitalized leasehold improvements in a building that Isis vacated in March 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Term Debt

Lilly provided to Isis a loan to fund its obligations under the multi-year strategic research collaboration the companies have participated in since August 2001. Under the terms of the loan agreement, Isis could repay this loan at the Company’s option in either cash or its common stock at a fixed conversion price of $40 per share.  In August 2005, Isis converted the loan into 2.5 million shares of Isis’ common stock and extended the research collaboration.  As part of the conversion and extension, Lilly agreed not to sell the conversion shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

Consolidation of Variable Interest Entities

Isis has implemented the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2005, Isis had collaborative arrangements with three entities which it considers to be Variable Interest Entities (“VIE”) under FIN 46.

As part of the collaboration between Isis and Ercole Biotech, Inc., during 2003 and early 2004, Isis paid Ercole $750,000 in exchange for a convertible promissory note. Isis expensed the payments when made. The promissory note will convert into securities that Ercole issues in a financing. Isis is not required to consolidate Ercole’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

As part of the collaboration between Isis and Sarissa Inc., during February 2005, Isis licensed an anti-cancer antisense drug to Sarissa in exchange for a $1.0 million convertible promissory note. The promissory note will convert into securities that Sarissa issues in a financing.  Isis has recognized a valuation allowance of $1.0 million to offset the debt instrument, as realization of this asset is uncertain.  Isis is not required to consolidate Sarissa’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

As part of the collaboration between Isis and iCo Therapeutics, Inc., during August 2005, Isis licensed an antisense drug to iCo in exchange for a $500,000 upfront fee consisting of a $250,000 cash payment and a $250,000 convertible promissory note.  The promissory note will convert into securities that iCo issues in a financing.  Isis has recognized a valuation allowance of $250,000 to offset the debt instrument, as realization of this asset is uncertain.  Isis is not required to consolidate iCo’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

Stock-Based Compensation

In April 2003, Isis implemented an employee stock option exchange program (“2003 option exchange program”).  Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options vest over three years beginning on January 1, 2003 and expire on December 31, 2008. Isis accounts for the affected options using variable accounting consistent with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FIN No. 44, and will continue to account for the affected options using variable accounting until all these options have been exercised or cancelled.  As a result, Isis recorded compensation expense of $15,000 and compensation benefit of $613,000 during the three and nine months ended September 30, 2005, respectively and compensation benefit of $466,000 and $649,000 for the same periods in 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stock—as reported	$(15,172)	$(32,708)	$(64,488)	$(85,324)
Net loss applicable to common stock—pro forma	$(16,562)	$(34,775)	$(68,724)	$(91,289)
Basic and diluted net loss per share—as reported	$(0.24)	$(0.57)	$(1.08)	$(1.51)
Basic and diluted net loss per share—pro forma	$(0.26)	$(0.61)	$(1.15)	$(1.62)

For purposes of proforma disclosures, Isis estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2005	2004
Risk-free interest rate	4.3%	4.1%
Dividend yield	0.0%	0.0%
Volatility	53.7%	65.3%
Expected Life	4.8 years	6.3 years

The weighted average fair values of options granted were $4.17 and $5.53 for the three and nine months ended September 30, 2005, respectively and $5.40 and $6.70 for the three and nine months ended September 30, 2004, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components.  A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Comprehensive loss:
Change in unrealized gains (losses)	$2,515	$3,182	$33	$(2,520)
Income tax expense	(307)	—	(307)	—
Net loss applicable to common stock	(15,172)	(32,708)	(64,488)	(85,324)
Comprehensive loss	$(12,964)	$(29,526)	$(64,762)	$(87,844)

Included in comprehensive loss at September 30, 2005 was $307,000 of income taxes incurred on the conversion of the $100.0 million loan provided by Lilly.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements.  Isis is currently evaluating the impact of SFAS 154 on its consolidated financial statements, but does not expect that it to have a material impact on its operating results and financial position.

3.     Stockholders’ Equity

In August 2005, the Company raised $51 million in a private placement of 12 million shares of its common stock at a price of $4.25 per share, which was a 2.3% discount from the Company’s 60-day average trading price.  In addition, investors in the financing received five-year warrants to purchase approximately 3 million shares of common stock at an exercise price of $5.24 per share (the “Warrants”).  The net proceeds from the offering were $48.2 million.  The Warrants issued in the transaction provide a call right in favor of the Company to the extent that the price per share of the Company’s common stock exceeds $14.41 per share for 20 consecutive trading days, subject to certain circumstances.  The Company cannot exercise this call right prior to August 2008.

Pursuant to the terms of the registration rights agreement entered into in connection with the above transaction, within defined timelines the Company was required to file with the Securities and Exchange Commission (“SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the Warrants.  The registration rights agreement further provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held.  The registration statement was filed within the allowed time, and was declared effective by the SEC on November 1, 2005.  As a result, the Company was not required to pay any liquidated damages in connection with the initial registration.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” because of the potential to pay liquidated damages, Isis has allocated a portion of the offering proceeds to the warrants based on their fair value.  EITF 00-19 also requires that the Company periodically revalue the warrants as a derivative instrument by computing the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income.  On November 1, 2005, the effective date of the underlying registration statement, the warrant liability will be reclassified into stockholders’ equity.  Until that time, the warrant liability will be recorded at fair value based on the methodology described below.  Changes in fair value during each period will be recorded as interest income.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model (“Black Scholes”) with the following assumptions:  no dividends, a risk-free interest rate of 4.2%, a contractual life of 5 years and volatility of 54%.  The fair value of the Warrants was estimated to be $7.6 million on the closing date of the transaction.  Because the registration statement was not effective as of September 30, 2005, the Company re-measured the fair value of the warrants at that date and recorded a decrease in fair value of $120,000 to Interest Income in the Statement of Operations for the three and nine months ended September 30, 2005. In the fourth quarter of 2005, the warrant liability will be re-measured and the resulting amount will be reclassified into stockholders' equity. The change in the warrant liability will be recorded as interest income.

As stated above, the adjustments required by EITF 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in August 2005, specifically the potential penalties if the Company did not timely register the common stock, including the common stock underlying the warrants issued in the transaction.  The related registration statement was declared effective by the SEC within the contractual deadline and the Company incurred no penalties.   The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity or business operations.

4.             Income Taxes

As a result of the conversion of the Lilly loan, which is discussed further in the Strategic Alliances footnote below, in August 2005, the Company recognized significant cancellation of debt income for U.S. tax purposes.  Isis intends to minimize its income tax payable by offsetting the taxable income with its historical net operating losses (“NOLs”).  Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of Isis’ NOL carryforwards may be limited due to cumulative changes in ownership of more than 50%.  Isis believes that ownership changes have occurred, but believes that such limitations will not have a material impact upon the utilization of the carryforwards.  Although Isis anticipates being able to fully offset the taxable income with its NOLs, the Company is subject to alternative minimum taxes (“AMT”).  For AMT purposes, even if there are sufficient NOL carryovers to offset 100 percent of the alternative minimum taxable income (“AMTI”), only 90% of the AMTI can be offset with NOLs.  As of September 30, 2005, the resulting tax liability was estimated by the Company to be $307,000.  The Company based the estimated tax liability on assumptions that ultimately could change and as such the actual cash paid to the taxing authorities could be different from the amount recorded.  Pursuant to SFAS 109, “Accounting for Income Taxes,” the tax expense associated with this transaction was recorded as a component of other comprehensive income within stockholders’ equity, a treatment that coincides with the book treatment of the transaction.

5.            Strategic Alliances

Drug Discovery and Development

OncoGenex Technologies Inc.

In January 2005, Isis broadened its antisense drug development partnership with OncoGenex to allow for the development of two additional second-generation antisense anti-cancer drug candidates.  In April 2005, OncoGenex selected its first drug candidate under this expansion, OGX-427. OGX-427 targets heat shock protein 27, or Hsp27, which is over-expressed in numerous tumor types and is associated with treatment resistance through its ability to help cancer cells survive stress-induced injury. OncoGenex paid Isis an up-front fee with a debt instrument, which, in August 2005, converted into 244,300 shares of OncoGenex’s series B2 preferred stock.  OncoGenex will also pay Isis milestone payments totaling up to $5 million for key clinical and regulatory achievements, and royalties on future product sales of these drugs. Under the terms of the agreement, OncoGenex will be responsible for the preclinical and clinical development of the drug.

Sarissa, Inc.

In February 2005, Isis licensed one of its anti-cancer antisense drugs to Sarissa, a biotechnology company emerging from the University of Western Ontario.  The drug is an antisense inhibitor of thymidylate synthase, or TS, a well-known drug target that protects cancer cells from the effects of several chemotherapy treatments. In preclinical studies, antisense inhibition of TS suppressed human tumor cell growth and overcame tumor cell resistance to marketed TS-targeted drugs.  Sarissa paid Isis a $1.0 million upfront fee with a debt instrument, which will convert into Sarissa stock upon Sarissa’s completion of a financing. Isis has recognized a valuation allowance of $1.0 million to offset the debt instrument as realization of this asset is uncertain.  Sarissa will also pay Isis milestone payments totaling up to $5.5 million for key clinical and regulatory achievements, and royalties on any product sales of this drug.  Under the terms of the agreement, Sarissa will be solely responsible for preclinical and clinical development of the drug.

Pfizer, Inc

In May 2005, Isis entered into a multi-year drug discovery collaboration with Pfizer to identify second-generation antisense drugs for the treatment of ophthalmic disease. Under the terms of the agreement, Isis received a technology access fee of $1.0 million. To date in 2005, Isis has earned six milestone payments totaling $1.2 million under the collaboration. Pfizer will also pay Isis additional milestone payments for key research, clinical, regulatory and sales achievements and provide research funding.  Assuming that Pfizer successfully develops and commercializes the first drug in the first major market, Isis will earn milestone payments totaling up to $26.1 million.  In addition, Isis will receive royalties on the sale of drugs resulting from the collaboration.

Eli Lilly and Company

In August 2005, Isis extended its multi-year strategic research collaboration with Lilly. During the extension, Isis and Lilly will continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, Isis scientists will be supported by collaboration funds and Lilly scientists will be supported by Lilly. As part of the extension, the companies agreed to add a new antisense drug to Lilly’s oncology drug discovery and development portfolio. The new drug targets Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death.  Isis will be entitled to receive milestone payments of up to $28.0 million as this drug moves through various stages of development, and royalties on any sales of the drug. STAT-3 adds to the two other antisense oncology drugs in development at Lilly, one which targets Survivin and one which targets eIF-4E. The extended collaboration also provides Lilly access to Isis patents to support Lilly’s internal antisense drug discovery and development program for a limited number of targets.  In connection with the extension, Isis converted the $100.0 million loan that Lilly provided to Isis to fund its obligations under the initial collaboration. Isis had the option of repaying the loan in cash or its common stock at a fixed conversion price of $40 per share. Given the favorable conversion terms, Isis chose to convert the loan into 2.5 million shares of its common stock. The Company reflected the conversion on its balance sheet as a reduction in long-term debt and an increase in stockholders’ equity. In connection with the extension and the conversion, Lilly agreed not to sell the conversion shares until at least the fourth quarter 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestone and royalties in the event of a stock price decline.

iCo Therapeutics, Inc.

In August 2005, Isis granted a license to iCo for the development and commercialization of ISIS 13650, a second generation antisense drug.  iCo will initially develop ISIS 13650 for the treatment of various eye diseases caused by the formation of new blood vessels such as age-related macular degeneration and diabetic retinopathy.  iCo paid Isis a $500,000 up-front fee consisting of a $250,000 cash payment and a $250,000 debt instrument, which will convert into iCo stock upon iCo’s completion of a financing.  Isis has recognized a valuation allowance of $250,000 to offset the debt instrument as realization of this asset is uncertain.  iCo will also pay Isis milestone payments totaling up to $23.2 million for key clinical and regulatory achievements, and royalties on any product sales of this drug.  Under the terms of the agreement, iCo will be solely responsible for the clinical development and commercialization of the drug.

Alnylam Pharmaceuticals, Inc.

In March 2004, Isis entered into a strategic alliance with Alnylam to develop and commercialize RNAi therapeutics.  Under the terms of the agreement, Isis exclusively licensed to Alnylam its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5.0 million license fee, participation in fees for Alnylam’s partnering programs, as well as future milestones and royalty payments.  In turn, Alnylam nonexclusively licensed Isis its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for single-stranded RNAi therapeutics and to a limited extent for double-stranded RNAi therapeutics.  If Isis develops or commercializes an RNAi based drug using Alnylam’s technology, Isis will pay Alnylam milestones and royalties.

In September 2005, Alnylam announced an alliance with Novartis for the development of RNAi therapeutics. In October 2005, Isis earned $3.7 million, which represents Isis’ portion of the up front payments and equity investments under Alnylam’s recent collaboration.  In addition, Isis has the potential to earn additional revenue in the form of milestones and royalty payments on drugs which utilize the Isis technology sub-licensed by Alnylam to Novartis.

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

In August 2005, Isis’ Ibis division shipped its first TIGER biosensor system to the United States Army Medical Research Institute for Infectious Disease (USAMRIID), which will use the system to identify infectious agents for biowarfare defense.

6.             Segment Information and Concentration of Business Risk

Segment Information

The following is information for revenue and loss from operations by segment.

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended September 30, 2005
Revenue:
Research and development	$3,693	$3,429	$—	$7,122
Licensing and royalty	336	—	—	336
Total segment revenue	$4,029	$3,429	$—	$7,458

Income (Loss) from operations	$(12,381)	$(97)	$334	$(12,144)

Three Months Ended September 30, 2004
Revenue:
Research and development	$6,866	$2,189	$—	$9,055
Licensing and royalty	38	—	—	38
Total segment revenue	$6,904	$2,189	$—	$9,093

Income (Loss) from operations	$(22,043)	$(803)	$466	$(22,380)

	Drug Discovery and Development	Ibis	Corporate	Total
Nine Months Ended September 30, 2005
Revenue:
Research and development	$16,044	$8,651	$—	$24,695
Licensing and royalty	797	—	—	797
Total segment revenue	$16,841	$8,651	$—	$25,492

Income (Loss) from operations	$(40,199)	$(1,603)	$(6,772)	$(48,574)

Nine Months Ended September 30, 2004
Revenue:
Research and development	$15,321	$8,949	$—	$24,270
Licensing and royalty	6,969	—	—	6,969
Total segment revenue	$22,290	$8,949	$—	$31,239

Income (Loss) from operations	$(64,432)	$(2,272)	$649	$(66,055)

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

Concentrations of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Partner A	26%	47%	43%	33%
Partner B	25%	20%	16%	22%
Partner C	19%	0%	8%	1%
Partner D	0%	0%	0%	18%

For the three and nine months ended September 30, 2005, Isis derived approximately 46% and 35%, respectively, of its revenue directly and indirectly from agencies of the United States Government, including approximately 25% and 16% respectively, of revenue from one significant customer.  For the three and nine months ended September 30, 2004, Isis derived approximately 27% and 31%, respectively, of its revenue directly or indirectly from agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 49%, 15%, and 10% of contract receivables at September 30, 2005. Contract receivables from four significant partners comprised 30%, 20%, 17% and 10% of contract receivables at December 31, 2004.

7.             Restructuring Activities

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

 In addition, in September 2005, Isis completed the sale of two of its real properties located at 2282 and 2280 Faraday Avenue, Carlsbad, California.  The real property located at 2282 Faraday Avenue, which was sold to BioMed Realty, L.P. (“BioMed”), included an approximately 28,704 square foot building, which Isis primarily uses for manufacturing.  After repaying approximately $2.3 million of debt, which was secured by the property, and after deducting commissions and other expenses, Isis received net proceeds of approximately $5.9 million for the sale of the property.  As part of the sale of the real property located at 2282 Faraday, Isis leased back the property from BioMed for an initial term of fifteen years.  The transaction resulted in a loss of approximately $732,000.  Since the book value of this property was greater than its fair value by $424,000, this amount was recognized immediately in restructuring activities in the third quarter of 2005 and the remainder will be amortized to rent expense over the term of the lease.  The real property located at 2280 Faraday Avenue, which was sold to Electro Surface Technology, Inc., included an approximately 25,603 square foot building, which Isis primarily used for laboratory and office space.  After repaying approximately $1.9 million of debt, which was secured by the property, and after deducting commissions and other expenses, Isis received net proceeds of approximately $1.0 million for the sale of the property.  Included in the restructuring activities in the third quarter of 2005 was a gain on the sale of this building of $683,000.

Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities at September 30, 2005 (in thousands).

	Facility Consolidation and Closure Related Costs	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at June 30, 2005	$1,407	$255	$977	$76	$2,715
Accrued and expensed	(384)	(14)	25	24	(349)
Charged against accrual.	(25)	(159)	(25)	(24)	(233)
Balance at September 30, 2005	$998	$82	$977	$76	$2,133

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business, the financial position of Isis Pharmaceuticals, Inc. and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 28 of this Report.

Overview

Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We have designed antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and we have successfully turned our expertise into one marketed product and 12 antisense drugs, which we and our partners are advancing in pre-clinical and clinical development, the majority of which are in Phase I or Phase II human clinical trials. Our products in development address numerous therapeutic areas with major market potential, including inflammatory, metabolic, cardiovascular and ocular diseases, and cancer. We are expanding the therapeutic opportunities for antisense drugs by developing a variety of formulations to enhance patient convenience and compliance, including intravitreal, subcutaneous, topical cream, enema, aerosol, and oral formulations.  In addition, our pipeline has matured to consist primarily of drugs based on our proprietary second-generation chemistry. Our second-generation chemistry offers a number of advantages over prior chemistries.  Specifically, second-generation drugs offer the potential for improved safety, increased potency and a longer half-life, which correlates with durability of therapeutic response and the potential for less frequent dosing. Physicians may be able to dose our second-generation drugs as infrequently as once every two weeks to once a month. We are also making progress on developing oral formulations of our second-generation antisense drugs.  Recently, we expanded the clinical development program for our second-generation inhibitor of apoB-100 for the lowering of cholesterol, ISIS 301012, with the initiation of a Phase II study of an oral capsule formulation of ISIS 301012.  Our oral formulations may increase the commercial value of our antisense drugs.  We achieved marketing clearance for the world’s first antisense drug, Vitravene (fomivirsen), in 1998.

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

To develop TIGER technology and applications, our Ibis division has received contracts and grants from a number of government agencies, including the Defense Advanced Research Projects Agency (DARPA), the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), the Centers for Disease Control and Prevention (CDC), the Federal Bureau of Investigation (FBI), and the Department of Homeland Security (DHS).  From inception through September 30, 2005, Ibis has earned $44.8 million in revenue from government partners. An additional $10.5 million is committed under existing contracts and grants, with the potential for added funding.

We have a broad patent portfolio covering our technologies. We own or exclusively license approximately 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. Our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future.  To date, we have generated more than $75 million from our intellectual property licensing program that helps support our internal drug discovery and clinical development programs.

The principal purpose of our intellectual property portfolio is to protect our products and those of our partners. Our intellectual property portfolio also enables us to expand our pipeline by granting other companies limited access to antisense technology through licenses we grant them. Licensing partnerships may include traditionally structured antisense drug discovery and development collaborations with large pharmaceutical companies like Lilly, Amgen, and most recently, Pfizer Inc.

In May 2005, we entered into a multi-year drug discovery collaboration with Pfizer to identify second-generation antisense drugs for the treatment of ophthalmic disease. Under the terms of the agreement, we received a $1.0 million technology access fee.  To date, we have earned six milestone payments totaling $1.2 million for our research within the collaboration.  Pfizer will also make additional milestone payments for key research, clinical, regulatory and sales achievements and provide research funding.  Assuming that Pfizer successfully develops and commercializes the first drug in the first major market, Isis will earn milestone payments totaling up to $26.1 million.  We will also receive royalties on the sale of drugs resulting from the collaboration.

In addition, we have extended our licensing partnerships to include our satellite company strategy in which we provide our expertise and intellectual property position in RNA-based therapeutics to industry partners that are interested in developing RNA-based therapeutics. We are able to pursue this partnering strategy because antisense allows us to produce more drug candidates than we can afford to develop on our own. We have implemented this integral component of our strategy through our partnerships with Alnylam, Antisense Therapeutics, Ltd., Ercole, OncoGenex, Santaris Pharma A/S, Sarissa, and most recently, iCo.

Further, we have an active intellectual property licensing program in which we license aspects of our intellectual property to companies like Hybridon, Inc., Integrated DNA Technologies, Inc., Roche Molecular Systems, atugen A/S, Dharmacon, Inc. and Coley Pharmaceutical Group, Inc.  Through this program, we also license our non-antisense patents as we did with Eyetech Pharmaceuticals, Inc.  In December 2001, we licensed several chemistry patents to Eyetech for the development of Macugen, a drug for the treatment of wet age-related macular degeneration, or AMD, that Eyetech is co-developing and commercializing with Pfizer.  In 2004, we earned $4.0 million in milestone payments from Eyetech associated with their filing of a New Drug Application for Macugen with the FDA and Eyetech’s receipt of marketing clearance for the drug. In December 2004, we sold a portion of our royalty rights in Macugen to Drug Royalty USA, Inc. (DRC), in exchange for aggregate payments of $24 million over the next three years.  In October 2005, we received the first installment of $7.0 million from DRC.

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

We and our partners currently have 12 drugs in development, of which five are in Phase II clinical development, three are in Phase I clinical development and four are in preclinical development.  Our partners are developing, with our support, seven of these 12 drugs, which substantially reduce our development costs.

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

Recent Events

In August 2005, we raised $51 million in a private placement of 12 million shares of our common stock at a price of $4.25 per share, which was a 2.3% discount from our 60-day average trading price.  In addition, investors in the financing received warrants to purchase approximately 3 million shares of common stock at an exercise price of $5.24 per share.  The net proceeds from the offering were $48.2 million.

Also in August 2005, we extended our multi-year strategic research collaboration with Lilly. During the extension, Lilly and we will continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, our scientists will be supported by collaboration funds and Lilly scientists will be supported by Lilly. As part of the extension, the companies agreed to add a new antisense drug to Lilly’s oncology drug discovery and development portfolio.  This new drug targets Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death.  We will be entitled to receive milestone payments of up to $28.0 million as this drug moves through various stages of development, and royalties on any product sales of the drug. STAT-3 adds to the two other antisense oncology drugs in development at Lilly, one which targets Survivin and one which targets eIF-4E. The extended collaboration also provides Lilly access to our patents to support Lilly’s internal antisense drug discovery and development program for a limited number of targets.   In connection with the extension, we converted the  $100.0 million loan that Lilly provided to Isis to fund its obligations under the initial collaboration. We had the option of repaying the loan in cash or our common stock at a fixed conversion price of $40 per share. Given the favorable conversion terms, we chose to convert the loan into 2.5 million shares of common stock.  We reflected the impact to the balance sheet as a reduction in long-term debt and an increase in stockholders’ equity. In connection with the extension and the conversion, Lilly agreed not to sell the conversion shares until at least the fourth quarter 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestone and royalties in the event of a stock price decline.

 In December 2004, we made a strategic decision to reorganize and refocus our resources to advance our most promising second-generation drugs and to continue the development of antisense technology. We announced this decision in January 2005. In the fourth quarter of 2004 we recorded a $32.4 million charge for restructuring activities resulting from this decision, which consisted of non-cash write-downs of tangible and intangible assets that were non-essential to our current focus, including excess or idle equipment, inventories, patent costs, and certain prepaid expenses.  We incurred additional charges relating to our restructuring activities of $7.4 million during the first nine months of 2005, including those associated with employee termination costs, termination of certain contractual obligations, the consolidation of our United States facilities, and the closure of our research and development laboratory in Singapore. In connection with the consolidation of our U.S. facilities, we sold three of our facilities during the first nine months of 2005.  After deducting commissions, other expenses and the repayment of approximately $5.8 million of debt, we received net proceeds of approximately $7.9 million for the sales of the properties.  A net gain of $1.5 million on the sales of the buildings is included in the restructuring activities for the first nine months of 2005.

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

As part of our Lilly alliance, in 2001 Lilly provided us a $100.0 million interest-free loan to fund the companies’ joint research collaboration. We took quarterly draw downs against this loan and discounted the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to us to help fund the research collaboration. We accounted for this difference as deferred revenue and recognized it as revenue over the period of contractual performance. In August 2005, in accordance with its terms, we converted this loan at $40 per share into 2.5 million shares of our common stock. Concurrent with the conversion, we extended the research collaboration.  As part of the conversion and collaboration extension, Lilly has agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestones upon completion of the milestone’s performance requirement, as long as we are reasonably assured of collecting the resulting receivable and we are not obligated to future performance related to the achievement of the milestone. We recognized revenue during 2004 related to milestones achieved under our agreements with Eyetech, Lilly and Singapore EDB.  To date, we have earned six milestone payments totaling $1.2 million under our Pfizer collaboration.

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

Valuation of Inventory

We include in inventory material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms, and that we use primarily in our clinical development activities. We expense these costs when we deliver our drugs to partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  In the fourth quarter of 2004, we recorded a charge of approximately $21.0 million for the write-down of inventory to its estimated net realizable value related to our strategic decision to re-organize and re-focus our resources to advance our most promising second-generation drugs.

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

Proforma Stock-Based Compensation

We provide proforma net loss per share amounts in accordance with the disclosure only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” or SFAS No. 123. The stock-based compensation expense used in these proforma amounts is based on the fair value of the option at the grant date, which uses the fair value pricing method described in SFAS No. 123. This method requires us to use several assumptions to estimate the fair value, including the expected life of the option and the expected stock price volatility over the term of the expected life. Should any of these assumptions change or differ from the actual life or actual stock price volatility, our pro forma results could differ substantially.

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

Results of Operations

Total revenue for the three and nine months ended September 30, 2005 was $7.5 million and $25.5 million, respectively, compared to $9.1 million and $31.2 million for the same periods in 2004. Our revenue fluctuates from period-to-period based on the nature and timing of license fees and milestones earned, and other deliverables under agreements with partners. Our ability to maintain revenue at current levels will depend on new revenue sources and the expansion of existing revenue sources for the remainder of 2005.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Drug Discovery and Development:
Research and development revenue	$3,693	$6,866	$16,044	$15,321
Licensing and royalty revenue	336	38	797	6,969
	$4,029	$6,904	$16,841	$22,290

Ibis Division:
Research and development revenue	$3,429	2,189	8,651	8,949
Licensing and royalty revenue	—	—	—	—
	$3,429	$2,189	$8,651	$8,949

Total Revenue:
Research and development revenue	$7,122	$9,055	$24,695	$24,270
Licensing and royalty revenue	336	38	797	6,969
	$7,458	$9,093	$25,492	$31,239

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2005 was $3.7 million and $16.0 million, respectively, compared to $6.9 million and $15.3 million for the same periods in 2004. The decrease from the three months ended September 30, 2004 to the same period in 2005 was primarily due to a $2.3 million decrease in revenue generated from Lilly and $1.1 million of grant revenue from the Singapore Economic Development Board, offset by $1.5 million of upfront fees and milestones earned in the third quarter of 2005 in connection with our Pfizer collaboration.  The increase from the first nine months of 2004 to the same period in 2005 reflects an increase in revenue related to additional draw downs on our loan from Lilly and revenue earned on our Pfizer collaboration offset by the amounts recognized in 2004 under our grant from the Singapore Economic Development Board. Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2005 was $336,000 and $797,000, respectively, compared to $38,000 and $7.0 million for the same periods in 2004. We earned $5.5 million from Alnylam in the first nine months of 2004 in connection with our strategic alliance with Alnylam and a $1.0 million milestone from Eyetech for Macugen in the second quarter of 2004, which were the primary reasons for the decrease from 2004 to 2005.

Our Ibis division generates research and development revenue from grants and contracts from United States government agencies, including DARPA, CDC, FBI, DHS, and NIAID, a part of the NIH.  Our Ibis division generated revenue of $3.4 million and $8.7 million for the three and nine months ended September 30, 2005, respectively, compared to revenue of $2.2 million and $8.9 million for the same periods in 2004.  During the first nine months of 2004, Ibis acquired  equipment to build multiple TIGER systems.  This resulted in $3.1 million in revenue and associated expense in the first nine months of 2004, compared to $959,000 for the same period in 2005. Ibis deployed one TIGER system in August 2005, and plans to deploy additional systems to its government partners this year.  Ibis’ revenue, adjusted to exclude the equipment purchases, was $7.7 million and $5.8 million for the first nine months of 2005 and 2004, respectively.  The increase in Ibis’ adjusted revenue from the first nine months of 2004 to the same period in 2005 is a direct result of an increase in government contracts awarded to Ibis in 2005.

We receive our DARPA funding through a subcontract with San Diego-based Science Applications International Corporation, or SAIC. Historically, we have generated the majority of our government-funded revenue through our collaboration with SAIC.  This collaboration accounted for approximately 16% and 22% of our total revenue in the first nine months of 2005 and 2004, respectively, which represents 48% and 78% of our 2005 and 2004 Ibis division revenue, respectively. During 2004 and 2005, we entered into numerous new government contracts, expanding our reach to multiple government agencies.  Consequently, our government-funded revenues are subject to greater period-to-period fluctuations than in the past, depending on the timing of when we enter into and commence work under various contracts with these agencies.

From inception through September 30, 2005, Ibis has earned $44.8 million in revenue from various government agencies to further the development of our TIGER program. An additional $10.5 million is committed under existing contracts and grants.  We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. In addition, these agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2005 were $19.6 million and $74.1 million, respectively, compared to $31.5 million and $97.3 million for the same periods in 2004.  The change was primarily due to cost savings we achieved as a result of cost containment measures we implemented in the first quarter of 2005, which continued through the third quarter and, to a lesser extent, non-cash compensation benefit due to variable accounting for stock options. This decrease in operating expenses was offset in part by $7.4 million in charges we incurred during the first nine months of 2005 related to our restructuring activities. We expect these cost savings to continue through the remainder of 2005 as a result of our cost containment measures. In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude compensation related to stock options from operating expenses because it is based on the variability of our stock price rather than operations, and to exclude restructuring activities because the costs are directly related to isolated events.

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

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Drug Discovery and Development	$14,919	$26,838	$52,051	$80,137
Ibis Division	3,293	2,728	9,472	10,412
Total research and development expenses	$18,212	$29,566	$61,523	$90,549

For the three and nine months ended September 30, 2005, we incurred total research and development expenses of $18.2 million and $61.5 million, respectively, compared to $29.6 million and $90.5 million for the same periods in 2004. The substantial decrease of $29.0 million in research and development expenses from the first nine months of 2004 to the same period in 2005 is attributed to cost savings achieved as a result of our restructuring activities. These cost savings include significant reductions in personnel costs, as well as a reduction in third party clinical development costs attributed to our decision to focus our research and development resources on our most promising second-generation drugs and the resulting decision to discontinue development of ISIS 104838, ISIS 14803 and alicaforsen for Crohn’s disease.

Antisense drug discovery costs for the three and nine months ended September 30, 2005 were $3.8 million and $13.8 million, respectively, compared to $10.2 million and $28.5 million for the same periods in 2004. The decrease of $14.7 million from the first nine months of 2004 to the same period in 2005 was principally the result of cost savings achieved as a result of our first quarter restructuring activities. These cost savings were primarily attributed to a decrease in personnel costs.   In addition, under our Lilly collaboration extension, we are no longer reimbursing Lilly for the cost of their scientists who are supporting the joint collaboration. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Alicaforsen for Crohn’s disease	$60	$1,145	$403	$4,189
Other antisense development products	3,699	5,989	14,388	19,266
Development overhead costs	1,370	3,793	5,059	10,122
Total antisense drug development	$5,129	$10,927	$19,850	$33,577

Antisense drug development expenditures were $5.1 million and $19.9 million for the three and nine months ended September 30, 2005, respectively, compared to $10.9 million and $33.6 million for the same periods in 2004.  The significant decrease of $13.7 million from the first nine months of 2004 to the same period in 2005, was primarily due to cost savings achieved as a result of our recent restructuring activities.  These cost savings were primarily attributed to a decrease in personnel costs and third party clinical development costs resulting from our decision to focus resources on our most promising second-generation drug candidates.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. For example, during 2004, we decided not to initiate additional studies of ISIS 14803 and ISIS 104838. In addition we decided to discontinue further investment in the development of alicaforsen for Crohn’s disease following disappointing results in Phase III trials for this drug.  Generally, Phase III clinical trials are the longest, largest and most expensive component of the drug development process. Further, products in Phase III trials represent the most near term possibility of commercial success. In addition, because Phase III trials typically involve a well-defined protocol and require dedicated resources, it is easier for us to separately capture costs associated with these projects. Our Phase I and Phase II programs are clinical research programs that fuel our Phase III pipeline. When our products are in Phase I or Phase II clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase I” or “in Phase II,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product-to-product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. For example, during 2003, Lilly reimbursed us for our costs to develop Affinitak for the treatment of non- small cell lung cancer. Our partners are developing, with our support, seven of our 12 drug candidates, which substantially reduces our development costs.

We incurred development expenditures related to alicaforsen for Crohn’s disease of $60,000 and $403,000 for the three and nine months ended September 30, 2005, respectively, compared to $1.1 million and $4.2 million for the same periods in 2004. The decrease of $3.8 million from the first nine months of 2004 to the same period in 2005 was primarily due to the completion of our Phase III trials in December 2004. In December 2004, we reported the results of our Phase III clinical trials of alicaforsen in patients with Crohn’s disease. In these trials alicaforsen did not demonstrate statistically significant induction of clinical remission compared to placebo. As a result of these data, we decided not to invest further in the development of alicaforsen for Crohn’s disease.

We incurred expenses related to our other products in development of $3.7 million and $14.4 million for the three and nine months ended September 30, 2005, respectively, compared to $6.0 million and $19.3 million for the same periods in 2004. The decrease of $4.9 million from the first nine months of 2004 to the same period in 2005 was primarily the result of a decrease in development activity related to our first-generation drugs, principally alicaforsen for ulcerative colitis. In December 2004, we announced the results of three Phase II studies of alicaforsen enema to treat patients with ulcerative colitis in which alicaforsen enema produced significant and long-lasting disease improvement. Costs for alicaforsen for ulcerative colitis have decreased in 2005 as compared to 2004 because we are using primarily internal resources as we prepare Phase III development plans for the drug. The decrease was offset in part by increased expenditures related to our most promising second-generation drug candidates, specifically ISIS 113715 for the treatment of diabetes and ISIS 301012 for the treatment of high cholesterol.

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. These costs for the three and nine months ended September 30, 2005 were $1.6 million and $4.9 million, respectively. As discussed above, manufacturing and operations is a new function that was created in 2005 to provide manufacturing efficiencies and related cost savings. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. We believe that it would be impractical to obtain comparative information for prior periods for this new function, and that such comparisons between any period in 2004 would be meaningless; therefore, we do not discuss these comparisons.

Our Ibis research and development expenses are the result of our performance under our contracts with DARPA, the FBI, the NIAID, a part of the NIH, the CDC and the DHS, in support of the ongoing development of our TIGER program. We include in the expenses for our Ibis division all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title.  Research and development expenditures in our Ibis division include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of our TIGER program.  In addition, we allocate a portion of R&D Support costs and general and administrative costs to our Ibis division.  Our Ibis division research and development expenses for the three and nine months ended September 30, 2005 were $3.3 million and $9.5 million, respectively, compared to $2.7 million and $10.4 million for the same periods in 2004.  During 2004, Ibis acquired equipment to build multiple TIGER systems.  This resulted in $3.1 million in expense in the first nine months of 2004 compared to $959,000 for the same period in 2005.  This was the primary reason for the decrease in Ibis’ operating expenses from the first half of 2004 to the first half of 2005.  Ibis deployed its first TIGER system in August 2005, and plans to deploy additional systems to its government partners this year.  We expect our costs for our Ibis division to increase as we continue to expand this business.

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D Support costs.

The following table sets forth information on R&D Support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Personnel costs	$1,447	$2,640	$4,330	$8,072
Occupancy	1,600	1,622	5,318	4,732
Depreciation and amortization	1,312	1,265	3,854	4,217
Other	745	828	2,125	2,814
Total R&D Support costs	$5,104	$6,355	$15,627	$19,835

R&D Support costs for the three and nine months ended September 30, 2005 were $5.1 million and $15.6 million, respectively, compared to $6.4 million and $19.8 million for the same periods in 2004. The decrease was primarily due to decreased personnel, facilities, equipment depreciation and patent amortization costs resulting from our restructuring activities, which included employee terminations, consolidation and closure of facilities, and the write-down of equipment and patents.

Our R&D Support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Drug Discovery and Development	$4,333	$5,565	$13,456	$17,654
Ibis Division	771	790	2,171	2,181
Total R&D Support costs	$5,104	$6,355	$15,627	$19,835

General and administrative expenses for the three and nine months ended September 30, 2005 were $1.7 million and $5.8 million, respectively, compared to $2.4 million and $7.4 million for the same periods in 2004. The decrease was primarily related to a reduction in personnel and outside services costs resulting from our restructuring activities.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Drug Discovery and Development	$1,491	$2,109	$4,988	$6,584
Ibis Division	233	264	783	810
Total general and administrative expenses	$1,724	$2,373	$5,771	$7,394

Total operating expenses included non-cash compensation expense related to stock options of $15,000 and a non-cash compensation benefit of $613,000 for the three and nine months ended September 30, 2005, respectively, compared to a non-cash compensation benefit of $466,000 and $649,000 for the same periods in 2004. The changes in compensation expense (benefit) were primarily related to the effects of using variable accounting to account for stock options associated with the employee stock option exchange program initiated in April 2003.  We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25 and Financial Accounting Standards Board Interpretation, or FIN, No. 44.

During the first nine months of 2005, we recorded $7.4 million in costs associated with our restructuring activities resulting from our strategic decision to reorganize and refocus our resources to advance our most promising second-generation drugs and to continue our development of antisense technology. The 2005 charge for restructuring activities consists of costs associated with employee terminations, the consolidation of our facilities, termination of certain contractual obligations, and the closure of our research and development laboratory in Singapore.  In connection with the consolidation of our U.S. facilities, we sold three of our facilities during the first nine months of 2005.  After deducting commissions, other expenses and the repayment of approximately $5.8 million of debt, we received net proceeds of approximately $7.9 million for the sales of the properties.  A net gain of $1.5 million on the sales of these buildings was included in the restructuring activities for the first nine months of 2005.

Investment Income

Investment income for the three and nine months ended September 30, 2005 totaled $1.2 million and $2.1 million, respectively, compared to $561,000 and $2.5 million for the same periods in 2004.  The increase in investment income from the third quarter of 2004 to the same period in 2005 was primarily due to a gain of $656,000 that was realized on the sale of a portion of the equity securities of Alnylam that Isis owned.  The decrease in investment income for the first nine months of 2005 as compared to the same period in 2004 was primarily due to our lower average cash and investments balances for the first nine months of 2005 compared to the first nine months of 2004 offset by the gain on the sale of the Alnylam stock.

Interest Expense

Interest expense for the three and nine months ended September 30, 2005 totaled $4.3 million and $18.0 million, respectively, compared to $5.8 million and $16.4 million for the same periods in 2004.  The decrease from the third quarter of 2004 compared to the same period in 2005 is primarily a result of the conversion of the Lilly loan in August 2005.  The increase from the first nine months of 2005 as compared to the same period in 2004 was due to the effect of a higher average debt balance during 2005 than during 2004 related to an increase in the average balance of our Lilly loan offset in part by a decrease in the carrying value of our term loan from Silicon Valley Bank.  The increase was also offset by the fact that the Lilly loan was only outstanding in 2005 for a little more than seven months compared to nine months in 2004.

Net Loss Applicable to Common Stock

For the three and nine months ended September 30, 2005, we reported a net loss applicable to common stock of $15.2 million and $64.5 million, respectively, compared to a net loss applicable to common stock of $32.7 million and $85.3 million for the same periods in 2004.  Our net loss applicable to common stock for the first nine months of 2004 included $361,000 of accreted dividends on preferred stock. The decrease in net loss applicable to common stock was primarily the result of the decrease in the loss from operations and the non-cash loss on investments of $5.1 million principally related to the impairment of the Company’s equity investment in Alnylam that occurred in 2004.  Alnylam’s stock is currently trading significantly above its 2004 levels, which Isis believes reflects Alnylam’s leading position in the field of RNAi.  Offsetting, in part, the decrease in net lost applicable to common stock was an increase in interest expense due to the effect of a higher debt balance in 2005 compared to 2004 and a decrease in investment income due to the Company’s lower average cash and short-term investments balance in 2005 compared to 2004.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2005, we have earned approximately $468.6 million in revenue from contract research and development and the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $642.4 million from the sale of equity securities. We have borrowed approximately $386.7 million under long-term debt arrangements to finance a portion of our operations.

At September 30, 2005, we had cash, cash equivalents and short-term investments of $101.7 million, working capital of $90.3 million and a stockholders’ equity of $4.0 million. In comparison, we had cash, cash equivalents and short-term investments of $103.9 million, working capital of $82.2 million and a stockholders’ deficit of $72.1 million as of December 31, 2004. The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations, pursue patents, and to pay our debt and capital lease obligations, offset by the $48.2 million of net proceeds received from the private offering in August 2005 of 12 million shares of our common stock.

As of September 30, 2005, our debt and other obligations totaled $150.2 million, compared to $258.9 million at December 31, 2004.  The decrease in our debt and other obligations was primarily due to the conversion of our Lilly loan and to a lesser extent, the declining balance on our Silicon Valley Bank term loan and the payoff of the mortgages on the facilities that we sold.

We will continue to use lease financing as long as the terms remain commercially attractive. Consistent with this, in July 2005, we entered into a $3.0 million equipment lease line with General Electric Capital Corporation. The lease line is effective for purchases through May 2006 and carries an interest rate of the three-year treasury rate plus 1.06% at the time of drawdown.  This lease line will be secured by any equipment purchased under the line.  To date, we have not drawn any funds under this lease line.

Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to fund our operations at least through 2007. The following table summarizes our contractual obligations as of September 30, 2005.  The table provides a breakdown of when obligations become due.  A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
5 1/2% Convertible Subordinated Notes	125.0	—	—	125.0	—
Standard Operating Debt	21.6	6.2	13.6	1.8	—
Capital Lease and Other Obligations	3.0	1.7	1.3	—	—
Operating Leases	23.5	3.4	5.1	3.8	11.2

Our contractual obligations consist primarily of our publicly traded convertible debt.  We converted our Lilly research collaboration loan, which we converted in August 2005 into 2.5 million shares of our common stock.  Under the terms of the conversion and Lilly collaboration extension, Lilly agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration doesn’t terminate earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.  The impact to the balance sheet of the loan conversion was reflected in our financial results as a reduction in long term debt and an increase in shareholders’ equity.  In June 2005, we repaid $1.6 million of our mortgage loan payable when we completed the sale of a piece of our real property that secured the mortgage, and in September 2005, we repaid the remaining balance of $4.2 million when we completed the sale of the other two pieces of our real property that secured the mortgage.  In addition, we also have standard operating debt, capital leases and other obligations. Our standard operating debt includes a term loan from Silicon Valley Bank.

In May 2002, we completed a $125.0 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5.5%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At September 30, 2005, the principal outstanding on the notes was $125.0 million.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire our existing debt to Boehringer Ingelheim and Elan Corporation. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 6.5% at September 30, 2005. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%.  The carrying value of the term loan at September 30, 2005 was $21.7 million.

In connection with the sale of our 28,704 square foot manufacturing facility, we leased back the property for an initial term of fifteen years with an initial rent of $2.60 per rentable square foot.  Under the terms of the lease, the monthly rent will increase five percent every two years  The future contractual obligations of this lease are included in the operating lease caption of the Contractual Obligations table shown above.  The lease provides us an option to extend the lease for up to two five-year periods.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2005 for the purchase of services and materials as part of our normal course of business.

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2005, we had accumulated losses of approximately $762.9 million and a stockholders’ equity of approximately $4.0 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use.  This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Other drug candidates in our development pipeline are being developed and/or funded by corporate partners, including Antisense Therapeutics Limited, iCo Therapeutics, Inc., OncoGenex Technologies Inc. and Lilly. We have received significant financial support from United States Government-funded grants and contracts for our Ibis division and the development of our TIGER system. The United States Government can unilaterally terminate these contracts and grants at its convenience at any time, even if we have fully performed our obligations. If any of these pharmaceutical companies or government partners stopped funding and/or developing these products, our business could suffer and we may not have the resources available to develop these products on our own.

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

All of our product candidates are still undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to meet our anticipated requirements at least through 2007.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2005, the market price of our common stock has ranged from $2.76 to $6.63 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new drug products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

We have granted registration rights to Eli Lilly and Company which cover approximately 2.5 million shares of our common stock which we issued to Lilly upon the conversion of outstanding convertible securities. In addition, we recently registered for resale 12,000,000 shares of our common stock and 2,999,998 shares of our common stock issuable upon the exercise of warrants, which we issued as part of our August 2005 private placement.  The addition of these shares into the market, may have an adverse effect on the price of our securities.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we will incur additional expenses and will suffer a diversion of management’s time.  In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, or PCAOB, or the NASDAQ Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

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

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

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

Ajinomoto Co, Inc. v. Isis Pharmaceuticals, Inc.  On or about January 27, 2005, Ajinomoto Co., Inc., or Ajinomoto, filed a Demand for Arbitration against us with the American Arbitration Association in San Diego, California.  The Demand relates to a February 17, 1994 license agreement between Ajinomoto and us, which purports to license certain intellectual property, including United States Patent No. 5,013,830, or the ‘830 patent, in exchange for initial payments, royalties and certain milestone payments relating to the development of products covered by the license.  Ajinomoto alleges that several products developed by us are covered by the ‘830 patent, and thus by the license.  Ajinomoto seeks a determination of products covered by the license, along with an accounting of any sums due as a result.  In October 2005, we filed our answering statement.  A hearing date has not yet been set.  We believe that Ajinomoto’s claims are without merit, and we intend to vigorously defend our position in arbitration.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2005, we sold 12,000,000 shares of our common stock and warrants to purchase up to 2,999,998 shares of our common stock.  The exercise price of the Warrants is $5.2395 per share.  Needham & Company, LLC and Fortis Securities LLC acted as our placement agents for the Shares and Warrants issued in the Private Placement.

The offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  A registration statement covering the resale of the Shares and the Warrant Shares was declared effective on November 1, 2005.  The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
10.1	Lease Agreement dated September 6, 2005 between the Company and BMR-2282 Faraday Avenue LLC.

10.2	Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 30, 2005

10.3	Second Amended and Restated Collaboration Agreement dated August 5, 2005 between the Company and Eli Lilly and Company (with certain confidential information deleted).

10.4

Notice of Grant Award issued August 1, 2005 by the Department of Health and Human Services, National Institutes of Health, National Institute of Allergy and Infectious Disease (with certain confidential information deleted).

10.5	Form of Subcontract Agreement between the Company and Science Applications International Corporation.

10.6	Form of Warrant dated August 22, 2005 (1)

10.7	Securities Purchase Agreement, dated August 19, 2005, by and among the Company and the purchasers listed on Exhibit A thereto. (1)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)               Filed as an exhibit to the registrants Current Report on Form 8-K filed with the SEC on August 25, 2005 and incorporated herein by reference.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 9, 2005

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	November 9, 2005