Form 10-Q
period 2006-03-31
ISIS PHARMACEUTICALS INC
filed 2006-05-10
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   Large Accelerated Filer  ☐   Accelerated Filer  ☒   Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares of voting common stock outstanding as of May 3, 2006 was 72,768,057.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Macugen® is a registered trademark of Eyetech Pharmaceuticals, Inc.

Vitravene® is a registered trademark of Novartis AG.

Affinitak™ is a trademark of Eli Lilly and Company.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,711	$3,650
Short-term investments	76,850	90,739
Contracts receivable	3,503	3,918
Inventory	749	951
Other current assets	7,918	6,600
Total current assets	90,731	105,858

Property, plant and equipment, net	8,208	9,130
Licenses, net	23,186	23,770
Patents, net	18,875	18,773
Deposits and other assets	2,883	3,201
Long-term investments	6,754	5,641
Total assets	$150,637	$166,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,483	$2,095
Accrued compensation	1,517	3,706
Accrued liabilities	7,871	8,643
Current portion of long-term obligations	7,863	7,835
Current portion of deferred contract revenue	1,111	1,514
Total current liabilities	20,845	23,793

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	12,942	14,915

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,681,425 shares and 72,201,505 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	73	72
Additional paid-in capital	774,366	770,263
Accumulated other comprehensive income	5,739	3,178
Accumulated deficit	(788,328)	(770,848)
Total stockholders’ equity (deficit)	(8,150)	2,665
Total liabilities and stockholders’ equity (deficit)	$150,637	$166,373

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Research and development revenue under collaborative agreements	$4,468	$7,135
Licensing and royalty revenue	490	307
Total revenue	4,958	7,442

Operating expenses:
Research and development (including non-cash compensation expense related to stock options of $1.2 million and $0 in 2006 and 2005, respectively)	18,372	22,361
General and administrative (including non-cash compensation expense related to stock options of $221,000 and $0 in 2006 and 2005, respectively)	2,566	2,137
Compensation benefit related to variable accounting of stock options	—	(633)
Restructuring activities	36	7,084
Total operating expenses	20,974	30,949

Loss from operations	(16,016)	(23,507)

Other income (expenses):
Investment income	811	504
Interest expense	(2,275)	(6,655)

Net loss applicable to common stock	$(17,480)	$(29,658)

Basic and diluted net loss per share	$(0.24)	$(0.52)

Shares used in computing basic and diluted net loss per share	72,377	57,521

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net cash used in operating activities	$(16,063)	$(22,032)

Investing activities:
Purchase of short-term investments	(9,031)	(3,306)
Proceeds from the sale of short-term investments	23,000	8,985
Purchase of property, plant and equipment	(117)	(277)
Proceeds from the sale of property, plant and equipment	—	165
Other assets	(514)	(1,173)
Net cash provided by investing activities	13,338	4,394

Financing activities:
Net proceeds from issuance of equity	2,731	353
Proceeds from long-term borrowings	—	5,000
Principal payments on debt and capital lease obligations	(1,945)	(2,959)
Net cash provided by financing activities	786	2,394

Net increase (decrease) in cash and cash equivalents	(1,939)	(15,244)
Cash and cash equivalents at beginning of period	3,650	27,250
Cash and cash equivalents at end of period	$1,711	$12,006

Supplemental disclosures of cash flow information:
Interest paid	$409	$522

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2005. The financial statements include all adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts of Isis and its wholly-owned subsidiaries, Isis Pharmaceuticals Singapore Pte Ltd., Isis USA Ltd, Hepasense, Ltd., Orasense, Ltd and Ibis Biosciences, Inc. On July 25, 2005, Isis dissolved its Hepasense, Ltd. subsidiary.

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

As part of Isis’ Eli Lilly and Company (“Lilly”) alliance, in 2001 Lilly provided Isis a $100.0 million interest-free loan to fund the companies’ joint research collaboration. Isis discounted the loan amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to Isis to help fund the research collaboration. Isis accounted for this difference as deferred revenue and recognized it as revenue over the period of performance. In August 2005, in accordance with its terms, Isis converted this loan into 2.5 million shares of its common stock. Concurrent with the conversion, Isis extended the research collaboration.

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

Cash, Cash Equivalents and Short-Term Investments

Isis considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Isis’ short-term investments have initial maturities of greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Isis carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. Isis uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses in investment income. Isis determined that there were no other-than-temporary declines in value of its investments during the three months ended March 31, 2006 and 2005.

Valuation of Inventory

Isis includes in inventory raw material costs for drugs that Isis manufactures for its partners under contractual terms, and that it uses primarily in its clinical development activities and drug products. Isis expenses these costs when it delivers its drugs to partners, or as it uses these drugs in its own clinical trials. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces its carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. Isis considers several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $749,000 and $951,000 as of March 31, 2006 and December 31, 2005, respectively.

Licenses

Isis obtains licenses from third parties and capitalizes the cost related to exclusive licenses. Isis amortizes capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between 7 years and 15 years.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they include costs for patent applications that have future value. Isis evaluates costs related to patents that it is not actively pursuing for impairment and writes off any of these costs, if appropriate. Isis amortizes patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued.

Fair Value of Financial Instruments

Isis has determined the estimated fair value of its financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. Isis reports its investment securities at their estimated fair value based on quoted market prices of comparable instruments.

Long-Lived Assets

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Isis evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, on at least a quarterly basis, and when events and circumstances indicate that these assets may be impaired. In the first quarter of 2006 and 2005, Isis incurred a charge related to restructuring activities of $25,000 and $1.6 million, respectively. The charge in 2005 was primarily related to the write-down of capitalized leasehold improvements in a building, which Isis vacated during March 2005.

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

Consolidation of Variable Interest Entities

Isis has implemented the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of March 31, 2006, Isis had collaborative arrangements with four entities that it considers to be variable interest entities (“VIE”) under FIN 46. Additionally, in April 2006, Isis entered into a collaboration with Symphony Capital Partners, L.P. and a group of co-investors to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program. Symphony Capital has formed Symphony GenIsis, Inc, capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis will treat Symphony GenIsis as a VIE for which Isis is the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis will include the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements. For a further discussion see Note 7 – Subsequent Events.

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

As part of the collaboration between Isis and iCo Therapeutics, Inc., during August 2005, Isis licensed iCo 007, an antisense drug, to iCo in exchange for a $500,000 upfront fee consisting of $250,000 in cash and a $250,000 convertible note. The note will convert into securities that iCo issues in a financing. Isis has recognized a valuation allowance of $250,000 to offset the note, as realization of this asset is uncertain. In December 2005, the Company entered into a manufacturing and supply agreement with iCo. Under the agreement, iCo will purchase drug manufactured by Isis for $700,000. iCo made a $525,000 prepayment to Isis consisting of $175,000 in cash and a $350,000 convertible note, which will convert into iCo stock upon iCo’s completion of a financing. The remaining $175,000 will be paid upon shipment of the drug. Isis has recognized a valuation allowance of $350,000 to offset the note, as realization of this asset is uncertain. Isis is not required to consolidate iCo’s results of operations under FIN No. 46 as Isis is not the primary beneficiary. In May 2006, Isis received 869,025 shares of iCo common stock for the conversion of both convertible notes.

As part of the collaboration between Isis and Achaogen, Inc., during January 2006, Isis licensed its proprietary aminoglycosides program in exchange for $1.5 million of Achaogen Series A Preferred stock. Isis has recognized a valuation allowance of $1.5 million to offset the equity instrument, as realization of this asset is uncertain. Isis is not required to consolidate Achaogen’s results of operations under FIN No. 46 as Isis is not the primary beneficiary.

Stock-Based Compensation

On January 1, 2006, Isis adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes Isis’ previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), for the period beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Isis has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Isis adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Isis’ Consolidated Statement of Operations as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, Isis’ Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period as stock-based compensation expense in Isis’ Consolidated Statement of Operations. For the three months ended March 31, 2006, Isis’ Consolidated Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Isis recognizes compensation expense for all share-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front loaded over the vesting period. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Isis’ pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Isis accounted for forfeitures as they occurred.

As permitted by SFAS 123(R), Isis utilizes the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Black-Scholes model was previously utilized for Isis’ pro forma information required under SFAS 123. Isis’ determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by Isis’ stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Isis’ expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because Isis’ employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of Isis’ employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Prior to January 1, 2006, Isis had adopted the disclosure-only provision of SFAS 123. Accordingly, Isis had not previously recognized compensation expense for the Isis stock option plans and Isis’ ESPP, except for compensation expense primarily related to the affected options from the 2003 option exchange program. Non-cash stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.4 million. Non-cash stock-based compensation benefit of $633,000 for the three months ended March 31, 2005 was related to the 2003 option exchange program.

 In April 2003, Isis implemented an employee stock option exchange program that allowed employees during the offering period to surrender options granted prior to January 5, 2002. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1.0 million options having an exercise price of $5.15. The new options, fully vested as of January 31, 2006, expire on December 31, 2008. Isis previously accounted for the affected options using variable accounting consistent with the provisions of APB 25 and FIN 44. As a result, Isis recorded non-cash compensation expense/(benefit) related to stock options on the Consolidated Statements of Operations.

See Note 6—Stock-Based Compensation Plans for additional information regarding Isis’ share-based compensation plans and the impact of adopting SFAS 123(R).

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Comprehensive loss:
Change in unrealized gains (losses)	$2,561	$(2,079)
Net loss applicable to common stock	(17,480)	(29,658)
Comprehensive loss	$(14,919)	$(31,737)

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Isis does not believe the adoption of SFAS 155 will have a material impact on its financial statements.

3.                                      Strategic Alliances

Drug Discovery and Development

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

In exchange for the exclusive, worldwide license to Isis’ aminoglycoside program, Achaogen issued to Isis $1.5 million of Achaogen Series A Preferred stock. In addition, assuming Achaogen successfully develops and commercializes the first drug in the first major market, Isis will receive milestone payments totaling up to $34.5 million for the achievement of key clinical, regulatory and sales milestones. In addition, Isis will receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of the aminoglycoside program and products.

ImQuest Pharmaceuticals, Inc.

In April 2006, Isis granted an exclusive worldwide license to ImQuest for the development and commercialization of ISIS 5320, a compound that has been shown in vitro and in vivo to be a potent and specific inhibitor of HIV, the virus that causes AIDS. ImQuest plans to develop ISIS 5320 as a topical microbicide therapy to prevent the sexual transmission of HIV throughout the world, but especially in developing countries. In exchange for the exclusive worldwide license, Isis will receive royalties on sales of drugs resulting from ISIS 5320. In addition, if ImQuest sublicenses ISIS 5320, Isis is entitled to a portion of the consideration received.

4.                                    Segment Information and Concentration of Business Risk

Segment Information

The following is information for revenue and loss from operations by segment.

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended March 31, 2006
Revenue:
Research and development	$1,270	$3,198	$—	$4,468
Licensing and royalty	490	—	—	490
Total segment revenue	$1,760	$3,198	$—	$4,958

Loss from operations	$(15,449)	$(531)	$(36)	$(16,016)

Three Months Ended March 31, 2005
Revenue:
Research and development	$4,810	$2,325	$—	$7,135
Licensing and royalty	307	—	—	307
Total segment revenue	$5,117	$2,325	$—	$7,442

Loss from operations	$(15,944)	$(1,112)	$(6,451)	$(23,507)

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

Concentrations of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended March 31,
	2006	2005
Partner A	29%	11%
Partner B	18%	12%
Partner C	15%	57%
Partner D	14%	7%

For the three months ended March 31, 2006 and 2005, Isis derived approximately 64% and 34%, respectively, of its revenue from agencies of the United States Government, including approximately 29% and 11% respectively, of revenue from one significant customer.

Contract receivables from four significant partners comprised approximately 43%, 22%, 18%, and 11% of contract receivables at March 31, 2006. Contract receivables from four significant partners comprised 39%, 13%, 12%, and 12% of contract receivables at December 31, 2005.

5.                                      Restructuring Activities

In connection with the decision to reorganize and refocus the Company’s resources, in January 2005, Isis commenced several cost containment measures, including a reduction in workforce of approximately 160 employees, the consolidation of its facilities in the United States, and the closure of the Company’s research and development laboratory in Singapore.

Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities at March 31, 2006 (in thousands).

	Facility Consolidation and Closure Related Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2005	$856	$765	$126	$1,747
Accrued and expensed	11	—	25	36
Charged against accrual	(143)	—	(32)	(175)
Balance at March 31, 2006	$724	$765	$119	$1,608

6.                                      Stock-Based Compensation Plans

Stock Option Plans

1989 Stock Option Plan and Other Employee Option Grants

The 1989 Stock Option Plan (the “1989 Plan”) provides for the issuance of non-qualified and incentive stock options for the purchase of up to 13,200,000 shares of common stock to its employees, directors, and consultants. The term of the plan is scheduled to end in January 2014. Options granted after December 31, 1995 vest over a four-year period, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted before January 1, 1996 generally vested over a five-year period. Options granted after May 26, 2004 have a term of seven years while options granted before May 26, 2004 have a term of ten years. As of March 31, 2006, 2,631,145 shares were available for future grant.

2000 Broad Based Equity Incentive Plan

The 2000 Broad-Based Equity Incentive Plan (the “2000 Plan”) provides for the issuance of non-qualified stock options for the purchase of up to 3,990,000 shares of common stock to its employees, directors, and consultants. In May 2002, the Board of Directors increased the 2000 Plan by 2,000,000 shares, authorizing up to 5,990,000 shares of common stock under the 2000 Plan for issuance to employees, directors, and consultants. Typically options expire 10 years from the date of grant. Options granted under this plan generally vest over a four-year period, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted under this plan pursuant to the April 2003 stock option exchange program expire on December 31, 2008 and vested 33.34% on January 1, 2004 and then at the rate of 2.78% per month during the option holder’s employment or service as a consultant, employee or director. Options were fully vested on January 31, 2006. As of March 31, 2006, 2,097,978 shares were available for future grant.

2002 Non-Employee Directors’ Stock Option Plan

In September 2001, Isis’ Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors’ Stock Option Plan, which provides for the issuance of non-qualified stock options to Isis’ non-employee directors. The name of the resulting new plan is the 2002 Non-Employee Directors’ Stock Option Plan (the “2002 Plan”), and it had an aggregate of 600,000 shares of common stock authorized for issuance. Options under this plan expire 10 years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. As of March 31, 2006, 131,000 shares were available for future grant. In May 2006, after receiving approval from its stockholders, Isis amended its 2002 Non-Employee Directors’ Stock Option Plan to increase the total number of shares reserved for issuance under the Directors’ Plan from 600,000 shares to 850,000 shares.

Employee Stock Purchase Plan

Under the 2000 ESPP, Isis reserved 200,000 shares of common stock for issuance. In each of the subsequent years, an additional 200,000 shares of common stock were reserved for the ESPP, resulting in a total of 1.4 million shares authorized in the plan. The plan permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. At March 31, 2006, 200,056 shares were available for purchase under this plan.

Stock Option Activity and Share-Based Compensation Expense

The following table summarizes stock option activity for the three months ended March 31, 2006 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	7,979	$7.86
Granted	1,710	$5.41
Exercised	(450)	$8.07
Cancelled/forfeited/expired	(341)	$8.55
Outstanding at March 31, 2006	8,898	$7.46	5.52	$20,922
Exercisable at March 31, 2006	5,315	$8.66	4.73	$9,027

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006 (in thousands, except contractual life and exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8600 - $5.24	1,180	4.90	$4.83	717	$5.00
$5.2500 - $5.25	1,441	6.76	$5.25	3	$5.25
$5.3500 - $6.59	1,644	6.10	$5.91	603	$6.00
$6.6000 - $6.81	1,487	5.78	$6.81	1,131	$6.81
$6.8125 - $9.63	1,767	5.48	$7.92	1,488	$7.96
$9.7500 - $22.83	1,379	3.83	$14.00	1,373	$14.01
	8,898	5.52	$7.46	5,315	$8.66

The weighted average fair values of options granted were $3.13 and $3.79 for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.0 million, determined as of the date of exercise and the amount of cash received from the exercise of stock options was $2.7 million. As of March 31, 2006, there was $8.8 million of total unrecognized compensation cost related to non-vested share-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.5 years.

Share-based Valuation and Compensation Expense Information under SFAS 123(R)

Impact of the Adoption of SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 (in thousands, except per share data), which was allocated as follows:

Three Months Ended March 31, 2006

Research and development	$1,153
General and administrative	$221
Non-cash compensation expense related to stock options included in operating expenses	$1,374
Basic and diluted net loss per share	$0.02

Prior to the adoption of SFAS 123(R), Isis had adopted the disclosure-only provision of SFAS 123. Accordingly, Isis had not previously recognized compensation expense for the Isis stock option plans and the ESPP, except for compensation expense primarily related to the affected options from the 2003 option exchange program.

Prior to the adoption of SFAS 123(R), Isis presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, Isis reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

The table below reflects net loss along with basic and diluted net loss per share (in thousands, except per share amounts) assuming Isis determined compensation expense consistent with SFAS 123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005

Net loss applicable to common stock—as reported	$(29,658)
Net loss applicable to common stock—pro forma	$(31,864)
Basic and diluted net loss per share—as reported	$(0.52)
Basic and diluted net loss per share—pro forma	$(0.55)

Determining Fair Value

Valuation. Isis utilizes the Black-Scholes model as its method of valuation for share-based awards granted. Isis recognizes the value of the portion of the award that is ultimately expected to vest as expense over the requisite service period as stock-based compensation expense in Isis’ Consolidated Statements of Operations. Isis recognizes compensation expense for all share-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front loaded over the vesting period.

Isis estimated the fair value of each stock option grant and the ESPP purchase rights on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Options:

	March 31,
	2006	2005
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.0%	0.0%
Volatility	68.7%	82.7%
Expected Life	4.6 years	4.8 years

ESPP:

	March 31,
	2006	2005
Risk-free interest rate	4.4%	2.63%
Dividend yield	0.0%	0.0%
Volatility	45.8%	56.6%
Expected Life	6 months	6 months

Risk-Free Interest Rate. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of Isis’ employee stock options or ESPP.

Dividend Yield. The dividend yield assumption is based on Isis’ history and expectation of dividend payouts. Isis has not paid dividends in the past and does not expect to in the future.

Volatility. Isis used a weighted average of the historical stock price volatility of Isis’ stock for the Black-Scholes model consistent with SFAS 123(R). Prior to fiscal 2006, Isis also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.

Expected Life. The expected life of employee stock options represents the average of the life of the options and the average vesting period, and is a derived output of the simplified method, as allowed under SAB 107.

Forfeitures. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

7.                                      Subsequent Events

On April 7, 2006, Isis entered into a series of related agreements in connection with a transaction with Symphony Capital Partners, L.P. and a group of co-investors to provide $75 million to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program. The financing will support ISIS 301012 through the completion of registration-supporting clinical studies in patients with familial hypercholesterolemia and the completion of Phase 2b clinical trials in patients with high cholesterol. The financing will also support development of the two novel diabetes drugs through initial proof of concept in human clinical trials. In addition to providing the financial support to move these drugs forward aggressively, the transaction allows Isis to continue to control and manage the development of these three drugs through key development milestones.

Symphony Capital formed Symphony GenIsis, capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis licensed to Symphony GenIsis the intellectual property for its apoB-100, glucagon receptor (GCGR) and glucocorticoid receptor (GCCR) programs. Isis has received an exclusive purchase option from Symphony GenIsis’ investors that will allow Isis to reacquire the intellectual property by purchasing all of Symphony GenIsis’ equity at a predetermined price that reflects a compounded annual rate of return that averages 32% and is 27% at the end of the anticipated four-year collaborative development period. The purchase option exercise price may be paid in cash or a combination of cash and Isis common stock (up to 33% of the purchase price), at Isis’ discretion.

In exchange for the purchase option, Isis granted to Symphony GenIsis Holdings LLC a five-year warrant to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share, a 25% premium over Isis’ prior 60 day average trading price, which was $7.14. To compensate Symphony Capital for structuring the transaction and to pay certain of its expenses, Isis paid a structuring fee of $3.75 million.

In accordance with FIN 46, Isis has determined that Symphony GenIsis is a variable interest entity for which Isis is the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis will include the financial condition and results of operations of Symphony GenIsis in its consolidated financial statements.

In May 2006, after receiving approval from its stockholders, Isis amended its 2002 Non-Employee Directors’ Stock Option Plan to increase the total number of shares reserved for issuance under the Directors’ Plan from 600,000 shares to 850,000 shares and amended its Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 100,000,000 shares to 200,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business, the financial position of Isis Pharmaceuticals, Inc. and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 26 of this Report.

Overview

Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We have designed antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and successfully turned our expertise into one marketed product and currently 15 antisense drugs, which we continue to advance in preclinical and clinical development either internally or with our partners. Most of these are in Phase 1 and Phase 2 human clinical trials. Our internal drug development programs are aimed at treating cardiovascular, metabolic and inflammatory diseases. Our partners are focused in disease areas such as inflammatory, ocular, viral and neurodegenerative diseases, and cancer. We are expanding the therapeutic opportunities for antisense drugs by developing a variety of formulations to enhance patient convenience and compliance, such as oral and inhaled delivery, as well as infrequent dose administration. Our pipeline has matured to consist primarily of drugs based on our proprietary second generation chemistry. Our second generation antisense drugs offer a number of advantages over first generation drugs. Specifically, second generation drugs offer the potential for improved safety and increased potency. In addition, because second generation drugs have a longer half-life, they have the potential to produce long-duration of therapeutic response and to support more convenient, less frequent dosing.

During 2005 and to date in 2006, we and our partners have made important progress on all of our second generation drugs in development. In particular, we reported positive results from Phase 1, Phase 2 and animal studies of ISIS 301012, our apoB-100 inhibitor for the lowering of high cholesterol. In a Phase 1 study, ISIS 301012 produced rapid, dose-dependent and prolonged reductions in apoB-100, low-density lipoprotein cholesterol, or LDL, and very low-density lipoprotein, or VLDL, total cholesterol and triglycerides, and was well tolerated. These positive results supported the initiation of a Phase 2 development program for ISIS 301012. In a Phase 2 study of ISIS 301012 as a single-agent in patients with high cholesterol, ISIS 301012 continued to produce rapid, dose-dependent and prolonged reductions in apoB-100, LDL, VLDL, total cholesterol and triglycerides. At a dose of 200 mg/week for three months, ISIS 301012 achieved a median percent reduction from baseline of 47% in apoB-100, 42% in LDL, 34% in total cholesterol and 46% in triglycerides at day 99. ISIS 301012 was well tolerated in this study. We also recently announced that in a drug-drug interaction study, ISIS 301012 did not interact with simvastatin or ezetimibe, currently available lipid lowering drugs with which ISIS 301012 may be dosed in combination. Additionally, we reported data from a Phase 2 study in diabetic patients in which ISIS 113715, our PTP-1b inhibitor for the treatment of type 2 diabetes, improved glucose control, did not cause hypoglycemia and was well tolerated. Our partnered drugs in development also met important milestones. For example, OncoGenex Technologies Inc. recently announced encouraging data from a Phase 1 study of OGX-011 in patients with non-small cell lung cancer, which supports their ongoing Phase 2 study. Phase 2 studies evaluating OGX-011 in prostrate and breast cancers are also ongoing. Eli Lilly and Company initiated Phase 1 studies of LY2275796, a cancer drug targeting eIF-4E and the second drug from our research collaboration.

We have a broad patent portfolio covering our technologies. We own or exclusively license approximately 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. Our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. As of March 31, 2006, we had generated more than $76 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.

In our Ibis division, we have developed a revolutionary biosensor system, utilizing a U.S. government funded technology called T.I.G.E.R., or Triangulation Identification for Genetic Evaluation of Risk, that can, with a single test, simultaneously identify from a sample a broad range of infectious organisms without needing to know beforehand what might be present in the sample. During 2005 and the first quarter of 2006, our Ibis scientists advanced application development through contracts with our government partners in the areas of biowarfare defense, epidemiological surveillance, biological products screening and microbial forensics. This work has added value to us in that we can also apply much of this application development to non-government commercial opportunities. Further, this shift from basic instrument and system development to application development under our government contracts reflects the progression from technology development to commercial viability.

Through our Ibis division, we plan to commercialize the Ibis biosensor system and infectious organism ID kits to government customers for use in biowarfare defense, epidemiological surveillance and forensics; and to non-government customers for use in pharmaceutical process control, hospital-associated infection control, and infectious disease diagnostics. We began executing our commercialization plans for the Ibis biosensor system in 2005 and to date have delivered three Ibis biosensor systems to our government partners, each for a different application. Our most recent delivery was to the Naval Health Research Center for use in epidemiological surveillance. Prior to that, we delivered Ibis biosensor systems to the Department of Homeland Security’s National Bioforensic Analysis Center for use in microbial forensics and the United States Army Medical Research Institute for Infectious Disease for use in biowarfare defense. We plan to deliver Ibis biosensor systems to additional government customers in 2006. We also plan to begin shipping infectious organism ID kits in 2006.

Much of the development of our Ibis biosensor system and related applications has been funded through government contracts and grants. As of March 31, 2006, we had earned $51.1 million in revenue from numerous government agencies. In addition we have an additional $5.6 million committed under our existing contracts and grants. These agencies include the Defense Advanced Research Projects Agency (DARPA), Department of Homeland Security (DHS), the Centers for Disease Control (CDC), the Federal Bureau of Investigation (FBI), the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), and the National Institute of Allergy and Infectious Diseases (the NIAID), a part of the National Institutes of Health (NIH).

We pursue early-stage antisense research programs, including RNA interference (RNAi), microRNA, and alternative splicing through research collaborations and partnerships, similar to our strategic alliances with Alnylam Pharmaceuticals, Inc. (Alnylam), Ercole and Rosetta.

Business Segments

We focus our business on two principal segments:

Drug Discovery and Development. We continue to utilize our proprietary technology to discover and characterize novel antisense inhibitors through which our scientists modify the properties of our antisense drugs for optimal use with particular targets and thus, produce a broad proprietary portfolio of compounds applicable to many disease targets. Further, our scientists have made significant advances in oligonucleotide chemistries, including what we call our second generation antisense drugs. Second generation, including generation 2.2, drugs provide increased potency, stability, oral bioavailability and an improved side effect profile. We and our partners are studying antisense drugs in intravenous, subcutaneous, intravitreal, enema, aerosol, intrathecal, oral and topical formulations.

Along with our partners we currently have 15 drugs in development, of which five are in Phase 2 clinical development, three are in Phase 1 clinical development and seven are in preclinical development. Our partners are licensed to develop, with our support, nine of these 15 drugs, which substantially reduces our development costs.

Ibis Division.   Our Ibis division has developed a revolutionary biosensor system, utilizing a U.S. government funded technology called T.I.G.E.R., or Triangulation Identification for Genetic Evaluation of Risk, that can simultaneously identify thousands of infectious organisms in a sample, without needing to know beforehand what might be present in the sample. Ibis plans to commercialize the Ibis biosensor system to government customers for use in biowarfare defense, epidemiological surveillance and forensics; and to non-government customers for use in pharmaceutical process control, hospital-associated infection control and infectious disease diagnostics.

Recent Events

Symphony GenIsis, Inc.

In April 2006, we entered into a series of related agreements in connection with a transaction with Symphony Capital Partners, L.P. and a group of co-investors to provide $75 million to fund the development of our cholesterol-lowering drug, ISIS 301012, and two novel drugs from our metabolic disease program. The financing will support ISIS 301012 through the completion of registration-supporting clinical studies in patients with familial hypercholesterolemia and the completion of Phase 2b clinical trials in patients with high cholesterol. The financing will also support development of the two novel diabetes drugs through initial proof of concept in human clinical trials. In addition to providing the financial support to move these drugs forward aggressively, the transaction allows us to continue to control and manage the development of these three drugs through key development milestones.

Symphony Capital formed Symphony GenIsis, Inc., capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with us. We licensed to Symphony GenIsis the intellectual property for its apoB-100, glucagon receptor (GCGR) and glucocorticoid receptor (GCCR) programs. We have received an exclusive purchase option from Symphony GenIsis’ investors that will allow us to reacquire the intellectual property by purchasing all of Symphony GenIsis’ equity at a predetermined price that reflects a compounded annual rate of return that averages 32% and is 27% at the end of the anticipated four-year collaborative development period. The purchase option exercise price may be paid in cash or a combination of cash and our common stock (up to 33% of the purchase price), at our discretion.

In exchange for the purchase option, we granted to Symphony GenIsis Holdings LLC a five-year warrant to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share, a 25% premium over our prior 60 day average trading price, which was $7.14. To compensate Symphony Capital for structuring the transaction and to pay certain of its expenses, we paid a structuring fee of $3.75 million.

In accordance with FIN 46, we have determined that Symphony GenIsis is a variable interest entity for which we are the primary beneficiary. As a result, beginning in the second quarter of 2006, we will include the financial condition and results of operations of Symphony GenIsis in our consolidated financial statements.

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

•                  Determination of the appropriateness of the judgments and estimates used in allocating revenue and expenses to operating segments; and

•                  Estimations to determine the fair value of stock-based compensation, including the expected life of the option and the expected stock price volatility over the term of the expected life.

Descriptions of these critical accounting policies follow.

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include SAB 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

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

As part of our Lilly alliance, in 2001 Lilly provided us a $100.0 million interest-free loan to fund the companies’ joint research collaboration. We took quarterly draw downs against this loan and discounted the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to us to help fund the research collaboration. We accounted for this difference as deferred revenue and recognized it as revenue over the period of contractual performance. In August 2005, in accordance with its terms, we converted this loan into 2.5 million shares of our common stock. Concurrent with the conversion, we extended the research collaboration. As part of the conversion and collaboration extension, Lilly has agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestones upon completion of the milestone’s performance requirement, as long as we are reasonably assured of collecting the resulting receivable and we are not obligated to future performance related to the achievement of the milestone. To date, we have earned milestone payments totaling $1.2 million under our Pfizer collaboration. Additionally, in January 2006, Lilly initiated clinical trials of LY2275796 for which we received a $750,000 milestone payment.

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

Valuation of Investments in Marketable Securities

We account for our investments in marketable securities in accordance with current accounting rules as set forth by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We carry these investments at fair market value based upon market prices quoted on the last day of the fiscal quarter. We record unrealized gains and losses as a separate component of stockholders’ equity, and include gross realized gains and losses in investment income.

In addition to our investments in marketable securities, we also have equity investments in privately- and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs. In the first quarter of 2006 and 2005, we did not have any other-than temporary declines in value of any of our investments.

Valuation of Long-Lived Assets

We assess the value of our long-lived assets, which include property and equipment, patent costs, and licenses acquired from third parties, under the provisions set forth by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate our long-lived assets for impairment on at least a quarterly basis. During this process, we review our property and equipment listings, pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present, we consider the following, among other factors:

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

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, we evaluate carrying values of long-lived assets including property, plant and equipment and intangible assets, on at least a quarterly basis, and when events and circumstances indicate that these assets may be impaired. In the first quarter of 2006 and 2005, we incurred a charge related to restructuring activities of $25,000 and $1.6 million, respectively. The charge in 2005 was primarily related to the write-down of capitalized leasehold improvements in a building, which we vacated during March 2005.

Valuation of Inventory

We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We expense these costs when we deliver our drugs to partners, or as we use these drugs in our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value of our inventory, including shelf lives of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $749,000 and  $951,000 as of March 31, 2006 and December 31, 2005, respectively.

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

Stock-Based Compensation

Prior to January 1, 2006, we adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not previously recognized compensation expense for our stock option plans and our ESPP, except for compensation expense primarily related to the variable accounting of options from the 2003 option exchange program.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our ESPP based on estimated fair values. We elected to use the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Statement of Operations as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of March 31, 2006, there was $8.8 million of total unrecognized compensation cost related to non-vested share-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.5 years.

We utilize the Black-Scholes model and assumptions discussed in Note 6 for estimating the fair value of the share-based awards we granted. Compensation expense for all share-based payment awards will continue to be recognized using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front loaded over the vesting period. Our risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and our ESPP. The dividend yield assumption is based on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use a weighted average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123. The expected life of employee stock options represents the average of the life of the options and the average vesting period, and is a derived output of the simplified method, as allowed under SAB 107. We estimated forefeitures based on historical experience. For the periods prior to fiscal 2006, we accounted for forfeitures as they occurred in our pro forma information required under SFAS 123.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2006 was $5.0 million, compared to $7.4 million for the same period in 2005. Our revenue frequently fluctuates based on the timing of activities and achievements under contract. Our ability to maintain revenue at current levels will depend on new revenue sources and the expansion of existing revenue sources for the remainder of 2006.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Drug Discovery and Development:
Research and development revenue	$1,270	$4,810
Licensing and royalty revenue	490	307
	$1,760	$5,117
Ibis Division:
Research and development revenue	$3,198	$2,325
Licensing and royalty revenue	—	—
	$3,198	$2,325

Total revenue:
Research and development revenue	$4,468	$7,135
Licensing and royalty revenue	490	307
	$4,958	$7,442

Drug Discovery and Development

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three months ended March 31, 2006 was $1.3 million, compared to $4.8 million for the same period in 2005. The decrease was primarily related to a decrease in revenue associated with our collaboration with Lilly, which was extended in August 2005 to focus on a select number of targets. Our revenue from licensing activities and royalties for the three months ended March 31, 2006 was $490,000, compared to $307,000 for the same period in 2005.

Ibis Division

Our Ibis division generates research and development revenue from grants and contracts from United States government agencies, including DARPA, CDC, FBI, DHS, and NIAID, a part of the NIH. To date, Ibis has delivered its first three biosensor systems to its government partners for use in biowarfare defense, epidemiological surveillance and forensics. These deliveries represent Ibis’ initial steps in commercializing its biosensor system and related applications-specific infectious organism ID kits. Our Ibis division generated revenue of $3.2 million for the quarter ended March 31, 2006 compared to revenue of $2.3 million for the same period in 2005. The increase in revenue primarily relates to an increase in the number and size of active government contracts that Ibis scientists were working on in the first quarter of 2006 compared to the same period in 2005. These new contracts contributed to an increase in the utilization of internal labor on government-funded contracts as opposed to internal research and development projects. Although Ibis’ labor utilization has steadily increased over the past several quarters, Ibis’ contribution margin decreased in the first quarter of 2006 compared to the previous two quarters. This decrease reflected a short-term shift of labor to lower margin contracts to support deployed Ibis biosensor systems. Isis expects contribution margins to return to 2005 levels in the second half of 2006.

We receive our DARPA funding through a subcontract with San Diego-based Science Applications International Corporation or SAIC. Historically, we have generated the majority of our government-funded revenue through our collaboration with SAIC. This collaboration accounted for approximately 29% and 11% of our total revenue in the first quarter of 2006 and 2005, respectively, which represents 44% and 34% of our first quarter 2006 and 2005 Ibis division revenue, respectively. During 2005, we entered into several new government contracts, expanding our reach to multiple government agencies. Our government-funded revenue may fluctuate, depending on the timing of when we enter into and commence work under various contracts with government agencies.

From inception through March 31, 2006, Ibis has earned $51.1 million in revenue from various government agencies to further the development of our Ibis biosensor system and application-specific infectious organism ID kits. An additional $5.6 million is committed under existing contracts and grants. We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. In addition, these agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Total operating expenses for the three months ended March 31, 2006 were $21.0 million, compared to $30.9 million for the same period in 2005. We achieved a 32% decrease in our operating expenses in the first quarter of 2006 compared to the same period in 2005 principally through a reorganization in early 2005 that focused our resources on key programs. The cost savings we achieved through the reorganization led to a decrease in R&D and G&A expenses of $4.9 million, which excludes $1.4 million of non-cash compensation expense related to stock options. Also contributing to the decrease from the first quarter of 2005 to the same period in 2006 was a decrease in restructuring activities of $7.0 million.

Included in our operating results in the first quarter of 2006 is $1.4 million of non-cash compensation expense related to stock options as required by SFAS 123(R). Our operating expenses for the quarter ended March 31, 2005 included non-cash compensation benefit of $633,000 for the quarter ended March 31, 2005, as a result of variable accounting for stock options. In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation related to stock options and costs associated with restructuring activities. We believe the excluded items are not indicative of our operating results or cash flows from our operations. We internally evaluate the performance of our operations without the excluded items.

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations, our Ibis division, and R&D support costs. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2006	2005
Research and development expenses	$17,218	$22,361
Non-cash compensation expense related to stock options	1,154	—
Total research and development as reported	$18,372	$22,361

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Drug Discovery and Development	$15,092	$19,216
Ibis Division	3,280	3,145
Total research and development expenses	$18,372	$22,361

For the three months ended March 31, 2006, we incurred research and development expenses, excluding stock compensation, of $17.2 million, compared to $22.4 million for the same period in 2005. The $5.2 million decrease is attributed to cost savings achieved as a result of our restructuring activities, including significant reductions in personnel costs, as well as a reduction in third party clinical development costs attributed to our decision to focus our research and development resources on our most promising second-generation drugs and the resulting decision to discontinue development of ISIS 104838, ISIS 14803 and alicaforsen for Crohn’s disease.

Antisense Drug Discovery

Antisense drug discovery costs for the three months ended March 31, 2006 were $3.4 million, compared to $5.1 million for the same period in 2005. The decrease of $1.7 million was principally the result of cost savings achieved as a result of our 2005 restructuring activities. These cost savings were primarily attributed to a decrease in personnel costs. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2006	2005
Alicaforsen for Crohn’s disease	$2	$246
Other antisense development products	4,454	5,811
Development overhead costs	1,128	1,620
Total antisense drug development	$5,584	$7,677

Antisense drug development expenditures were $5.6 million for the three months ended March 31, 2006, compared to $7.7 million for the same period in 2005. The decrease of $2.1 million was primarily due to cost savings achieved as a result of our decision to focus our research and development resources on our most promising second generation drugs, including ISIS 301012 and ISIS 113715, and the resulting decision to discontinue development of ISIS 104838, ISIS 14803 and alicaforsen for crohn’s disease. In addition, the first quarter of 2005 included costs for toxicology studies of ISIS 113715, which we completed in the first quarter of 2005. Clinical trial costs for ISIS 113715 were essentially flat from the first quarter of 2005 to the same period in 2006. We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are really research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product-to-product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, nine of our 15 drug candidates, which substantially reduces our development costs.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. This function is responsible for providing drug supplies to antisense research and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. These costs for the three months ended March 31, 2006 were $1.7 million and essentially flat as compared to $1.5 million in the same period in 2005.

Ibis Division

Our Ibis research and development expenses are primarily the result of our performance under our contracts with DARPA, CDC, FBI, DHS and NIAID, a part of the NIH, in support of our ongoing development of our Ibis biosensor system and application-specific infectious organism ID kits. We include in our Ibis division expenses all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title as well as costs required to advance towards commercialization. Research and development expenditures in our Ibis division include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of our Ibis biosensor program technology. In addition, we allocate a portion of R&D support costs and general and administrative costs to our Ibis division. Our Ibis division R&D expenses, excluding stock-based compensation expense, were essentially flat at $3.1 million for the three months ended March 31, 2006 and 2005. Ibis has deployed its first three Ibis biosensor systems to its government partners for use in biowarfare defense, epidemiological surveillance and forensics, and plans to deploy additional systems to its government partners this year. We also plan to begin shipping application specific infectious organism ID kits in 2006. We expect our costs, including our selling, general and administrative costs, for our Ibis division to increase as we continue to expand this business.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2006	2005
Personnel costs	$1,568	$1,502
Occupancy	1,527	2,076
Depreciation and amortization	1,244	1,293
Insurance	256	299
Other	498	431
Total R&D support costs	$5,093	$5,601

R&D support costs for the three months ended March 31, 2006 were $5.1 million, compared to $5.6 million for the same period in 2005. The decrease of $508,000 was primarily due to decreased personnel, facilities and equipment depreciation and patent amortization costs resulting from our restructuring activities, which included employee terminations, consolidation and closure of facilities, and the write-down of equipment and patent costs.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Drug Discovery and Development	$4,411	$4,833
Ibis Division	682	768
Total R&D support costs	$5,093	$5,601

General and Administrative

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2006	2005
General and administrative expenses	$2,345	$2,137
Non-cash compensation expense related to stock options	221	—
Total general and administrative as reported	$2,566	$2,137

General and administrative expenses, excluding stock-based compensation expense, for the three months ended March 31, 2006 were $2.3 million and essentially flat compared to $2.1 million for the same period in 2005. As Ibis continues to execute its commercialization plan, we expect general and administrative expense for Ibis to increase.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Drug Discovery and Development	$2,117	$1,845
Ibis Division	449	292
Total general and administrative expenses	$2,566	$2,137

Compensation Expense Related to the Variable Accounting of Stock Options

Compensation benefit related to the variable accounting of stock options for the three months ended March 31, 2005 was $633,000. Changes in compensation expense (benefit) were primarily related to the effects of using variable accounting to account for stock options associated with the employee stock option exchange program initiated in April 2003. We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with APB Opinion No. 25 and FIN 44.

Restructuring Activities

During the three months ended March 31, 2006 and 2005, we recorded charges of $36,000 and $7.1 million, respectively, for restructuring activities resulting from our decision to focus our resources on key programs. The 2005 charge for restructuring activities consists of costs associated with employee terminations, the consolidation of our facilities, termination of certain contractual obligations, and the closure of our research and development laboratory in Singapore.

Investment Income

Investment income for the three months ended March 31, 2006 totaled $811,000 compared to $504,000 for the same period in 2005. The increase in investment income for the first three months of 2006 over the same period in 2005 was primarily due to our higher average returns on our investments caused by higher interest rates for the first three months of 2006 compared to the first three months of 2005.

Interest Expense

Interest expense for the three months ended March 31, 2006 totaled $2.3 million, compared to $6.7 million for the same period in 2005. This decrease was due to the effect of a lower debt balance during 2006 than during 2005 primarily related to the conversion of our $100 million Lilly loan in the third quarter of 2005.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three months ended March 31, 2006 was $17.5 million, or $0.24 per share, compared with a net loss applicable to common stock of $29.7 million, or $0.52 per share, for the same period in 2005. In August 2005, we issued approximately 12 million shares of common stock in a private placement that raised net proceeds of $48 million. Also in August 2005, we issued 2.5 million shares to Lilly in connection with the conversion of our $100 million Lilly loan. These additional shares were the primary reason for the significant decrease in net loss per share from the first quarter of 2005 to the same period in 2006. The decrease in the net loss applicable to common stock was the result of a decrease in our loss from operations and a decrease in interest expense.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2006, we have earned approximately $488.2 million in revenue from contract research and development and the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $645.1 million from the sale of equity securities. We have borrowed approximately $386.7 million under long-term debt arrangements to finance a portion of our operations.

At March 31, 2006, we had cash, cash equivalents and short-term investments of $78.6 million, working capital of $69.9 million and a stockholders’ deficit of $8.2 million. In comparison, we had cash, cash equivalents and short-term investments of $94.4 million, working capital of $82.1 million and a stockholders’ equity of $2.7 million as of December 31, 2005. The decreases in our cash, cash equivalents and short-term investments and working capital were due primarily to cash used to fund our operations, pursue patents, and to pay our debt and capital lease obligations offset by cash received from contracts and cash received from stock option exercises.

As of March 31, 2006, our debt and other obligations totaled $145.8 million, compared to $147.8 million at December 31, 2005.

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

Based on reasonable assumptions for new sources of revenue and cash, we believe we have sufficient resources to meet our anticipated requirements through at least the end of 2008. The following table summarizes our contractual obligations as of March 31, 2006. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
5 1/2% Convertible Subordinated Notes	$125.0	$—	$—	$125.0	$—
Silicon Valley Bank Term Loan	18.6	6.3	12.3	—	—
Capital Lease and Other Obligations	2.2	1.5	0.7	—	—
Operating Leases	21.7	3.5	4.4	3.1	10.7

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank, capital leases and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire our existing debt to Boehringer Ingelheim, and Elan Corporation. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 7.50% at March 31, 2006. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at March 31, 2006 was $18.6 million.

In May 2002, we completed a $125.0 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5.5%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At March 31, 2006, the principal outstanding on the notes was $125.0 million.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2006 for the purchase of services, equipment and materials as part of our normal course of business.

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

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of March 31, 2006, we had accumulated losses of approximately $788.3 million and stockholders’ deficit of approximately $8.2 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our product candidates are undergoing clinical trials or are in the early stages of research and development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on reasonable assumptions for new sources of revenue and cash, we believe we have sufficient resources to meet our anticipated requirements through at least the end of 2008. If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

•                  success in developing and commercializing a business based on our Ibis biosensor system to identify infectious organisms; and

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

Other drugs in our development pipeline are being developed and/or funded by corporate partners, including Antisense Therapeutics Limited, iCo Therapeutics, Inc., ImQuest Pharmaceuticals, Inc., OncoGenex Technologies Inc. and Lilly. We have received significant financial support from United States Government-funded grants and contracts for our Ibis division and the development of our Ibis biosensor system. The United States Government can unilaterally terminate these contracts and grants at its convenience at any time, even if we have fully performed our obligations. If any of these pharmaceutical companies or government partners stopped funding and/or developing these products, our business could suffer and we may not have the resources available to develop these products on our own.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2006, the market price of our common stock ranged from $2.76 to $9.34 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

If a natural or man-made disaster strikes our research and development facilities, it could delay our progress developing and commercializing our drugs or our Ibis biosensor system.

We are developing our Ibis biosensor system in our facility located in Carlsbad, California. Additionally, we manufacture our research and clinical supplies in a separate manufacturing facility located in Carlsbad, California. The facilities and the equipment we use to develop the Ibis biosensor system and manufacture our drugs would be costly to replace and could require substantial lead time to repair or replace. Either of our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods and fires, and in the event they are affected by a disaster, our development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We have granted registration rights to Lilly and Symphony GenIsis Holdings LLC, which cover approximately 6.75 million shares of our common stock, which we issued to Lilly upon the conversion of outstanding convertible securities or are issuable upon the exercise of warrants we issued to Symphony GenIsis Holdings. We also registered for resale 12,000,000 shares of our common stock and 2,999,998 shares of our common stock issuable upon the exercise of warrants, which we issued as part of our August 2005 private placement. In addition, on December 22, 2005, we filed a Form S-3 shelf registration statement with the SEC to register up to $200,000,000 worth of our common stock for possible issuance. The addition of these shares into the market may have an adverse effect on the price of our securities.

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

We have licensed the intellectual property, including commercialization rights, to our apoB-100, GCGR, and GCCR programs to Symphony GenIsis, Inc. and will not receive any future royalties or revenues with respect to the product in these programs, including ISIS 301012 and ISIS 325568 unless we exercise our option to acquire all of these product candidates in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.

We have licensed to Symphony GenIsis our intellectual property rights, including commercialization rights, to our apoB-100, GCGR, and GCCR Programs in exchange for Symphony GenIsis’ investment of $75.0 million to advance the clinical development of these programs. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of Symphony GenIsis, thereby allowing us to reacquire our apoB-100, GCGR and GCCR programs, which include ISIS 301012 and ISIS 325568. The purchase option exercise price reflects a compounded annual rate of return that averages 32% and is 27% at the end of the anticipated four-year collaborative development period. We may pay the option exercise price in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

If we elect to exercise the repurchase option, we will be required to make a substantial cash payment and/or issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of the foregoing. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. If we do not exercise the purchase options prior to their expiration, we will lose our rights in our apoB-100,

GCGR, and GCCR programs. We may not have the financial resources to exercise the repurchase option, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise the options.

Disagreements between Symphony GenIsis and us regarding the development of our product candidates in our apoB-100, GCGR, and GCCR programs may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to Symphony GenIsis our intellectual property rights, including commercialization rights, to our product candidates in our apoB-100, GCGR, and GCCR programs in exchange for Symphony GenIsis’ investment of $75.0 million to advance the clinical development of these programs. We are responsible for developing these product candidates in accordance with a specified development plan and related development budget. The Symphony GenIsis development committee supervises our development activities. The development committee is comprised of an equal number of representatives from Isis and Symphony GenIsis. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Isis and Symphony GenIsis. Any disagreements between Symphony GenIsis and us regarding a development decision may cause significant delays in the development and commercialization of our product candidates within our apoB-100, GCGR, and GCCR programs.

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

Risks Associated with our Ibis Division

We may not successfully develop or derive revenues from our business based on our Ibis biosensor system.

Our Ibis biosensor system is subject to the risks inherent in developing tools based on innovative technologies. Our product is at an early stage of development and requires additional research and development prior to marketing. If our potential customers fail to purchase our Ibis biosensor system due to competition or other factors, or if we fail to develop applications that lead to market acceptance, we could lose our investment in this technology and our Ibis biosensor system business could fail to meet our business and financial objectives.

If we fail to secure commercial partners for our Ibis biosensor system, our commercialization efforts for our Ibis biosensor system may be harmed or delayed.

We expect to depend on third parties to commercialize our Ibis biosensor system, particularly in the areas of manufacturing, selling and servicing the instruments. In addition, we expect to depend on third parties to sell and distribute our infectious organism ID kits to non-government customers in the healthcare-associated infection control and infectious disease diagnostic markets. If we are unable to reach agreements with suitable third parties, we may fail to meet our business objectives for the Ibis biosensor system. We may not successfully establish a distribution, manufacturing, sale or service relationship or be able to make alternative arrangements. Moreover, these relationships may not succeed, may require us to give up a part of our ownership interest, or may diminish our profit margins on our Ibis instruments and ID kits.

We depend on government contracts for most of our revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows and our ability to fund our growth.

Virtually all of our Ibis business’ revenue is from the sale of services and products to the United States government. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce our revenues and cash flows from U.S. government contracts. Our revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

For the three months ended March 31, 2006, Isis derived approximately 64% of its revenue from agencies of the United States government, including through our subcontract with SAIC. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our United States Government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. If United States defense and other federal agencies choose to reduce their purchases under our contracts, exercise their right to terminate contracts, fail to exercise options to renew contracts or limit our ability to obtain new contract awards, our revenues and cash flows could be adversely affected.

We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact our revenues, operating expenses and operating margins.

Under our agreements with the United States government, we must comply with and are affected by various government regulations that impact our operating costs, operating margins and our internal organization and operation of our businesses. These regulations affect how our customers and Isis do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of our Ibis business. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

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

If our Ibis biosensor system’s reliability does not meet market expectations, we may be unable to retain our existing customers and attract new customers.

Complex diagnostic instruments such as our Ibis biosensor system typically require operating and reliability improvements following their initial introduction. As we continue to develop our Ibis biosensor system and its related applications we will need to make sure our customers are satisfied with the sensor’s reliability. Our efforts to satisfy our customer’s needs for instrument reliability could result in greater than anticipated service expenses or divert other resources. Additionally, if we fail to resolve reliability issues as they develop, we could materially damage our reputation, which could prevent us from retaining our existing customers and attracting new customers.

If we had to replace a supplier of one of the major hardware components of our Ibis biosensor system, it could delay our commercialization efforts and lengthen our sales cycle.

We have a single supplier for each major hardware component of our Ibis biosensor system. Although, we believe we would be able to find a replacement provider, if any of these suppliers stopped providing us with their respective components, identifying and securing a suitable replacement could delay our commercialization efforts and lengthen our sales cycle.

If our Ibis business fails to compete effectively, it may not succeed or contribute significant revenues.

Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, our competitors may be in a better position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are.

The diagnostics industry is highly competitive. Currently, large reference laboratories, public health laboratories and hospitals perform the majority of diagnostic tests used by physicians and other health care providers. We expect that these laboratories will compete vigorously to maintain their dominance in the diagnostic testing market. In order to achieve market acceptance of our Ibis biosensor system, we will be required to demonstrate that it provides accurate, cost-effective and/or time saving alternatives to tests performed by traditional laboratory procedures and products made by our competitors.

Improvements in preventing major diseases could reduce the need for our Ibis biosensor instruments and ID kits, which in turn could reduce our revenues.

We expect to derive a significant portion of our revenues from the sale of the infectious organism ID kits necessary to use our Ibis biosensor system. The need to quickly identify and contain major threats, such as the avian flu, could increase the demand for our infectious organism ID kits. Conversely, improvements in containing or treating a threat, such as vaccines, would significantly reduce the need to identify and contain the threat. Any reduction in the need to identify or contain a threat could diminish the need for our infectious organism ID kits, which could reduce our revenues.

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

The sales cycles for our Ibis biosensor systems are lengthy, and we may expend substantial funds and management effort with no assurance of successfully selling our Ibis biosensor systems or services.

The sales cycles for Ibis biosensor systems are typically lengthy. Our sales and licensing efforts, and those of our partners, will require the effective demonstration of the benefits, value, and differentiation and validation of our products and services, and significant training of multiple personnel and departments within a potential customer organization. We or our partners may be required to negotiate agreements containing terms unique to each prospective customer or licensee, which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in future periods.

If we or our partners are required to obtain regulatory approval for our Ibis biosensor system applications, we may not successfully obtain approval.

Depending on their intended use, our Ibis biosensor systems may be regulated as a medical device by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain and generally takes from six months to two years or longer from submission. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes, and we do not know whether we, our licensees or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. We or our collaborators may encounter delays or rejections of potential products based on changes in regulatory policy for product approval during the period of product development and regulatory agency review.

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

ITEM 4.              CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

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

Ajinomoto Co., Inc. v. Isis Pharmaceuticals, Inc. On or about January 27, 2005, Ajinomoto Co., Inc., or Ajinomoto, filed a Demand for Arbitration against us with the American Arbitration Association in San Diego, California. The Demand relates to a February 17, 1994 license agreement between Ajinomoto and us, that purports to license certain intellectual property, including United States Patent No. 5,013,830, or the ‘830 patent, in exchange for initial payments, royalties and certain milestone payments relating to the development of products covered by the license. Ajinomoto alleges that several products developed by us are covered by the ‘830 patent, and thus by the license. Ajinomoto seeks a determination of products covered by the license, along with an accounting of any sums due as a result. In October 2005, we filed our answering statement. We believe that Ajinomoto’s claims are without merit, and we intend to vigorously defend our position. Ajinomoto and Isis agreed to a bifurcated arbitration process in which the arbitrator would first hear contract arguments and will then hear the patent arguments, if necessary, at a later date. The contract argument portion of the arbitration proceeding took place on February 22, 2006 resulting in an Arbitrator’s Interim Award. This Interim award as anticipated is not determinative of all issues in dispute. As a result, Isis and Ajinomoto are proposing a mediation conference before proceeding with the second phase of the bifurcated arbitration process.

Isis estimates that the potential range of loss on this claim is zero to $2.1 million, and believes it is reasonably possible, not probable, that it will ultimately pay any amounts to Ajinomoto related to this claim. As such, Isis has not recorded a loss related to this claim as of March 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

	Exhibit Number	Description of Document
	3.1	Certificate of Amendment to Restated Certificate of Incorporation filed May 4, 2006.

	3.2	Amended and Restated Certificate of Incorporation filed June 19, 1991(1)

	10.2	Purchase Option Agreement among the Registrant, Symphony GenIsis Holdings LLC and Symphony GenIsis Inc. dated April 7, 2006 (with certain confidential information deleted).

	10.3	Registration Rights Agreement between the Registrant and Symphony GenIsis Holdings LLC dated April 7, 2006 (with certain confidential information deleted).

	10.4	Novated and Restated Technology License Agreement among the Registrant, Symphony GenIsis Holdings LLC and Symphony GenIsis Inc. dated April 7, 2006 (with certain confidential information deleted).

10.5

Amended and Restated Research and Development Agreement among the Registrant, Symphony GenIsis Holdings LLC and Symphony GenIsis Inc. dated April 7, 2006 (with certain confidential information deleted).

	10.6	Form of Warrant dated April 7, 2006 issued to Symphony GenIsis Holdings LLC.

	31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 10, 2006

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 10, 2006