Form 10-K/A
period 2005-12-31
ISIS PHARMACEUTICALS INC
filed 2006-08-09
CIK 874015

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

DOCUMENTS INCORPORATED BY REFERENCE

(To the extent indicated herein)

Portions of the registrant’s definitive Proxy Statement to be filed on or about March 22, 2006 with the Securities and Exchange Commission in connection with Registrant’s annual meeting of stockholders to ber held on May 3, 2006 are incorporated by reference into Part III of this Report. The Exhibit Index (Item No. 15) located on pages 72 to 77 incorporates several documents by reference as indicated therein.

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

EXPLANATORY NOTE

Isis Pharmaceuticals, Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on March 16, 2006 (“Original Filing”), to modify Part II, Item 8, Consolidated Financial Statements (“F Pages”), to reclassify cash equivalents that were inadvertently classified as short term investments in the Company’s Consolidated Balance Sheet at December 31, 2005. The Company’s working capital and total of cash, cash equivalents and short-term investments were accurately stated in all items of the Original Filing. Although we are including in this Amendment the complete text of the F Pages, the only changes to the F Pages from those previously filed with the Original Filing are as follows:

•	Consolidated Balance Sheets, (page F-3 of the Original Filing) was amended to reclassify certain cash equivalents from Short-term investments to Cash and cash equivalents.
•	Consolidated Statements of Cash Flows (page F-6 of the Original Filing) was amended to reflect the change in the Consolidated Balance Sheet at December 31, 2005 as described above.
•	Footnote 2 — Investments (page F-16 of the Original Filing) was amended to reflect the revised amount of Short-term investments on the amended Consolidated Balance Sheet at December 31, 2005.

Item 15. of Part IV, Exhibits, of this Amendment has been revised to contain a currently-dated consent of our independent registered public accounting firm. Additionally, Item 15. of Part IV, Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1, respectively.

                As this Amendment only relates to the F Pages, the previously issued Management’s Discussion and Analysis in the Original Filing is unchanged. This Amendment does not reflect events occurring after the filing of our Annual Report on Form 10-K or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K/A and the information incorporated herein by reference contain forward-looking statements regarding our business, our financial position and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as our goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission on March 16, 2006, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

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

See Index to Exhibits on pages 6.

(b) Exhibits

We listed the exhibits required by this Item under Item 15(a)(3).

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2006.

ISIS PHARMACEUTICALS, INC.

By:	/s/ STANELY T. CROOKE
Stanley T. Crooke, M.D., Ph.D. Chairman of the Board, President and Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ STANLEY T. CROOKE	Chairman of the Board, President,	August 9, 2006
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer (Principal executive officer)

/s/ B. LYNNE PARSHALL	Director, Executive Vice President,	August 9, 2006
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary (Principal financial and accounting officer)

/s/ SPENCER R. BERTHELSEN*	Director	August 9, 2006
Spencer R. Berthelsen, M.D.

/s/ RICHARD D. DIMARCHI*	Director	August 9, 2006
Richard D. DiMarchi

Director
Christopher F. O. Gabrieli

/s/ JOSEPH KLEIN*	Director	August 9, 2006
Joseph Klein, III.

/s/ FREDERICK T. MUTO*	Director	August 9, 2006
Frederick T. Muto

/s/ JOHN C. REED, M.D. PH.D.*	Director	August 9, 2006
John C. Reed, M.D., Ph.D.

/s/ JOSEPH H. WENDER*	Director	August 9, 2006
Joseph H. Wender

*By :	/s/ B. LYNNE PARSHALL
B. Lynne Parshall, J.D.
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation filed June 19, 1991.(1)

3.2		Certificate of Amendment to Restated Certificate of Incorporation filed April 9, 2001.(19)

3.3		Bylaws.(19)

4.3		Certificate of Designation of the Series C Junior Participating Preferred Stock.(17)

4.4		Specimen Common Stock Certificate.(1)

4.5		Form of Right Certificate.(17)

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

4.10

Indenture, dated as of May 1, 2002, between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the $125,000,000 51/2% Convertible Subordinated Notes due 2009.(16)

4.11		Form of 51/2% Convertible Subordinated Note due 2009.(16)

4.12		Securities Purchase Agreement, dated August 19, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto.(37)

4.13		Form of Warrant expiring August 23, 2005.(37)

10.1		Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers with related schedule.(1)

10.2	*	Registrants 1989 Stock Option Plan, as amended.(2)

10.3	*	Registrants 1992 Non-Employee Directors Stock Option Plan, as amended.(4)

10.4	*	Registrants Employee Stock Purchase Plan.(10)

10.5		Form of Employee Assignment of Patent Rights.(1)

10.6	*	Registrants 2000 Broad-Based Equity Incentive Stock Option Plan and related form of option agreement.(10)

10.11		Asset Purchase Agreement between the Registrant and Gen-Probe Incorporated dated December 19, 1997 (with certain confidential information deleted).(6)

10.13		Patent Rights Purchase Agreement between the Registrant and Gilead Sciences, Inc., dated December 18, 1998 (with certain confidential information deleted).(9)

10.14		Rights Agreement dated as of December 8, 2000 between the Registrant and American Stock Transfer & Trust Company.(17)

10.15		Master Agreement between the Registrant and Hybridon, Inc., dated May 24, 2001 (with certain confidential information deleted).(19)

10.17		Subcontract Agreement, dated October 25, 2001 between the Registrant and Science Applications International Corporation.(21)

10.18		Master Agreement dated October 30, 2001 between the Registrant and Antisense Therapeutics Limited.(24)

10.19		Collaboration and License Agreement dated October 30, 2001 between the Registrant and Antisense Therapeutics Limited (with certain confidential information deleted).(24)

10.20		Clinical Supply Agreement dated October 30, 2001 between the Registrant and Antisense Therapeutics Limited (with certain confidential information deleted).(24)

10.21		Stock Purchase Agreement dated October 30, 2001 between the Registrant and Antisense Therapeutics Limited.(24)

10.22		Collaboration and Co-development Agreement, dated November 16, 2001 between the Registrant and OncoGenex Technologies Inc.(22)

10.23		Oligonucleotide Manufacturing and Supply Agreement dated December 4, 2001 between the Registrant and Integrated DNA Technologies, Inc. (with certain confidential information deleted).(24)

10.24		Amended and Restated IDT-Isis Licensing Agreement dated December 4, 2001 between the Registrant and Integrated DNA Technologies, Inc. (with certain confidential information deleted).(24)

10.26		License Agreement dated December 31, 2001 between the Registrant and Eyetech Pharmaceuticals, Inc. (with certain confidential information deleted).(25)

10.31		Amended and Restated License Agreement among the Registrant, Orasense Ltd. and Elan Corporation Plc. dated October 24, 2002 (with certain confidential information deleted).(30)

10.32		Amended and Restated License Agreement among the Registrant, Orasense Ltd. and Elan Corporation Plc. dated October 24, 2002 (with certain confidential information deleted).(30)

10.35		Registrant’s Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 30, 2005.(38)

10.36		Registrant’s 2002 Non-Employee Directors’ Stock Option Plan.(31)

10.37		Registrant’s Form of 2002 Non-Employee Directors’ Stock Option Agreement.(31)

10.41	*	Form of Severance Agreement dated April 2003 entered into between the Registrant Stanley T. Crooke and B. Lynne Parshall.(32)

10.42		Grant letter dated September 29, 2003 from the Centers for Disease Control and Prevention (with certain confidential information deleted).(33)

10.43	*	Amendment No. 1 to Isis Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan.(33)

10.44		Loan and Security Agreement dated December 15, 2003 between the Registrant and Silicon Valley Bank, including the related negative pledge agreement.(12)

10.47		Subcontract No. 44076514 dated February 26, 2004 between the Registrant and Science Applications International Corporation (with certain confidential information deleted).(13)

10.48		Strategic Collaboration and License Agreement dated March 11, 2004 between the Registrant and Alnylam Pharmaceuticals, Inc. (with certain confidential information deleted).(18)

10.49		Investor Rights Agreement dated March 11, 2004 between the Registrant and Alnylam Pharmaceuticals, Inc.(23)

10.50		Securities Purchase Agreement dated June 4, 2004 between the Registrant and Elan Pharmaceutical Investments II, Ltd.(26)

10.51		Development Agreement dated September 30, 2004 between the Registrant and the National Institute of Allergy and Infectious Diseases (with certain confidential information deleted).(34)

10.52		Amendment No. 1 to License Agreement between the Registrant and Eyetech.(39)

10.53		Sale and Assignment Agreement between the Registrant and Drug Royalty USA, Inc., dated December 21, 2004 (with certain confidential information deleted).(39)

10.54		Security Agreement between the Registrant and Drug Royalty USA, Inc, dated December 21, 2004 (with certain confidential information deleted).(39)

10.55	*	Form of Option Agreement for Options Granted after March 8, 2005 under the 1989 Stock Option Plan.(39)

10.56	*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2000 Broad-Based Equity Incentive Plan.(39)

10.57	*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2002 Non-Employee Director’s Stock Option Plan.(39)

10.58		Collaboration and License Agreement between the Registrant and Sarissa, Inc., dated Feb 10, 2005.(39)

10.59		Amendment No.1 to Rights Agreement dated April 7, 2005.(35)

10.60		Collaborative Research Agreement dated May 24, 2005 between the Registrant and Pfizer Inc (with certain confidential information deleted).(36)

10.61		Lease Agreement dated September 6, 2005 between the Registrant and BMR-2282 Faraday Avenue LLC.(38)

10.62		Second Amended and Restated Collaboration Agreement dated August 5, 2005 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).(38)

10.63

Notice of Grant Award issued August 1, 2005 by the Department of Health and Human Services, National Institutes of Health, National Institute of Allergy and Infectious Disease (with certain confidential information deleted).(38)

10.64		Form of Subcontract Agreement between the Registrant and Science Applications International Corporation.(38)

10.65	*	Letter dated February 27, 2005 extending Dr. Crooke’s severance benefit agreement.(39)

10.66	*	Letter dated February 27, 2005 extending Ms. Parshall’s severance benefit agreement.(39)

14.1		Registrant’s Code of Ethics and Business Conduct.(12)

21.1		List of Subsidiaries for the Registrant. (41)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. (42)

31.1		Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Form of Confidentiality Agreement.(11)

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

(41)       Previously filed as an exhibit to the initial filing of this Report on Form 10-K.

(42)       Filed as part of of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, reference is made to page 71.

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

/s/ ERNST & YOUNG LLP
San Diego, California
March 7, 2006 except for Note 2, as to which the date is August 4, 2006

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
	(As amended)
ASSETS
Current assets:
Cash and cash equivalents	$50,885	$27,250
Short-term investments	43,504	76,633
Contracts receivable	3,918	10,048
Inventory	951	2,722
Other current assets	6,600	8,956
Total current assets	105,858	125,609
Property, plant and equipment, net	9,130	28,454
Licenses, net	23,770	26,104
Patents, net	18,773	19,097
Deposits and other assets	3,201	3,854
Investments in corporate securities	5,641	5,307
Total assets	$166,373	$208,425
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,095	$6,967
Accrued compensation	3,706	3,475
Accrued liabilities	8,643	8,238
Current portion of long-term obligations	7,835	10,546
Current portion of deferred contract revenue	1,514	14,190
Total current liabilities	23,793	43,416
5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	14,915	111,611
Long-term deferred contract revenue, less current portion	—	531

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,201,505 and 57,447,333 shares issued and outstanding at December 31, 2005 and 2004, respectively	72	57
Additional paid-in capital	770,263	623,706
Deferred compensation	—	(72)
Accumulated other comprehensive income	3,178	2,623
Accumulated deficit	(770,848)	(698,447)
Total stockholders’ equity (deficit)	2,665	(72,133)
Total liabilities and stockholders’ equity (deficit)	$166,373	$208,425

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

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Preferred stock			Common stock		Additional		Accumulated other		Total stockholders’
			Dividend			paid in	Deferred	comprehensive	Accumulated	equity
Description	Shares	Amount	Accretion	Shares	Amount	capital	compensation	income/(loss)	deficit	(deficit)
Balance at December 31, 2002	12	$12,015	$1,866	55,216	$55	$602,101	$(59)	$(608)	$(459,893)	$155,477
Comprehensive Loss
Net loss applicable to common stock	—	—	—	—	—	—	—	—	(95,690)	(95,690)
Change in unrealized gains and (losses)	—	—	—	—	—	—	—	4,084	—	4,084
Comprehensive loss	—	—	—	—	—	—	—	—	—	(91,606)
Dividends accrued on preferred stock	—	—	694	—	—	—	—	—	—	694
Deferred compensation	—	—	—	—	—	1,148	(1,148)	—	—	—
Options exercised and employee stock purchase plan	—	—	—	341	1	1,699	—	—	—	1,700
Compensation benefit relating to the granting of options							913			913
Balance at December 31, 2003	12	$12,015	$2,560	55,557	$56	$604,948	$(294)	$3,476	$(555,583)	$67,178
Comprehensive Loss
Net loss applicable to common stock	—	—	—	—	—	—	—	—	(142,864)	(142,864)
Change in unrealized gains and (losses)	—	—	—	—	—	—	—	(853)	—	(853)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(143,717)
Dividends accrued on preferred stock	—	—	361	—	—	—	—	—	—	361
Deferred compensation	—	—	—	—	—	(228)	228	—	—	—
Options exercised and employee stock purchase plan	—	—	—	834	—	4,051	—	—	—	4,051
Compensation benefit relating to the granting of options	—	—	—	—	—	—	(6)	—	—	(6)
Conversion of preferred stock into common stock	(12)	(12,015)	(2,921)	1,056	1	14,935	—	—	—	—
Balance at December 31, 2004	—	$—	$—	57,447	$57	$623,706	$(72)	$2,623	$(698,447)	$(72,133)
Comprehensive Loss
Net loss applicable to common stock	—	—	—	—	—	—	—	—	(72,401)	(72,401)
Change in unrealized gains and (losses)	—	—	—	—	—	—	—	555	—	555
Comprehensive loss	—	—	—	—	—	—	—	—	—	(71,846)
Deferred compensation	—	—	—	—	—	61	16	—	—	77
Options exercised and employee stock purchase plan	—	—	—	254	1	989	—	—	—	990
Compensation benefit relating to the granting of options	—	—	—	—	—	(678)	56	—	—	(622)
Conversion of Lilly debt	—	—	—	2,500	2	99,998	—	—	—	100,000
Private Placement Offering	—	—	—	12,000	12	46,187	—	—	—	46,199
Balance at December 31, 2005	—	$—	$—	72,201	$72	$770,263	$—	$3,178	$(770,848)	$2,665

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(As amended)
Operating activities:
Net loss	$(72,401)	$(142,503)	$(94,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,817	8,401	8,551
Amortization of patents	1,545	1,442	1,217
Amortization of licenses	2,326	2,327	2,485
Amortization of premium on investments, net	697	—	—
Compensation (benefit) related to stock options	(544)	(6)	913
Deferred interest on long-term debt	10,795	13,049	5,369
Loss on investments	—	5,057	2,438
Non-cash restructuring activities	—	32,427	—
Non-cash losses related to patents and fixed assets	3,087	2,275	2,813
Income from variable accounting of stock warrants	(1,980)	—	—
Gain on disposal of property, plant and equipment	(1,455)	—	—
Changes in operating assets and liabilities:
Contracts receivable	5,380	(7,391)	12,249
Inventory	1,771	(9,699)	(2,905)
Other current and long-term assets	(7)	1,373	962
Accounts payable	(4,872)	3,247	(1,804)
Accrued compensation	231	(674)	819
Accrued liabilities	406	1,711	(267)
Deferred contract revenues	(11,840)	(12,787)	(33,318)

Net cash used in operating activities	(61,044)	(101,751)	(95,474)

Investing activities:
Purchase of short-term investments	(18,381)	(72,479)	(152,910)
Proceeds from the sale of short-term investments	51,029	176,147	156,943
Purchases of property, plant and equipment	(422)	(3,526)	(7,554)
Proceeds from the sale of property, plant and equipment	14,020	—	—
Licenses and other assets	(2,451)	(6,411)	(6,404)
Strategic investments in corporate securities	—	(10,000)	—
Proceeds from the sale of strategic investments	3,283	—	—
Investments in affiliates	—	—	(5,193)

Net cash provided by (used in) investing activities	47,078	83,731	(15,118)

Financing activities:
Net proceeds from issuance of equity	49,168	4,051	1,700
Proceeds from long-term borrowing	4,603	24,470	67,049
Principal payments on debt and capital lease obligations	(16,170)	(16,368)	(26,896)

Net cash provided by financing activities	37,601	12,153	41,853

Net decrease in cash and cash equivalents	23,635	(5,867)	(68,739)

Cash and cash equivalents at beginning of year	27,250	33,117	101,856
Cash and cash equivalents at end of year	$50,885	$27,250	$33,117

Supplemental disclosures of cash flow information:
Interest paid	$8,877	$8,990	$12,778
Supplemental disclosures of non-cash investing and financing activities:
Conversion of contract receivable into long-term investment	$750	$—	$—
Additions to long-term investments for acquired corporate securities	$—	$—	$750
Conversion of debt into common stock	$100,000	$—	$—
Conversion of preferred stock into common stock	$—	$14,934	$—
Decrease in inventory and deferred revenue	$—	$—	$8,750
Decrease in property, plant and equipment and notes payable	$—	$—	$21,200

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

Isis will adopt the provisions of FAS 123(R) using a modified prospective application. The modified prospective application will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123.

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

The following is a summary of Isis’ investments accounted for as available-for-sale securities (in thousands):

	Maturity	Amortized	Unrealized		Estimated Fair
December 31, 2005 (as amended)	in Years	Cost	Gains	Losses	Value
U.S. corporate debt securities	1 or less	$15,549	$1	$(28)	$15,522
U.S. Treasury securities and obligations of U.S. government agencies	1 or less	20,578	—	(146)	20,432
Total short-term investments		36,127	1	(174)	35,954
U.S. corporate debt securities	1 to 2	185	—	(3)	182
U.S. Treasury securities and obligations of U.S. government agencies	1 to 3	7,552	—	(184)	7,368
Total long-term investments		7,737	—	(187)	7,550
Subtotal		43,864	1	(361)	$43,504
Equity securities
Short-term portion		3,026	1,835	(167)	4,694
Long-term portion		3,806	1,835	—	5,641
Subtotal		$6,832	$3,670	$(167)	$10,335
		$50,696	$3,671	$(528)	$53,839

	Maturity	Amortized	Unrealized		Estimated Fair
December 31, 2004	in Years	Cost	Gains	Losses	Value
U.S. corporate debt securities	1 or less	$27,564	$—	$(121)	$27,443
U.S. Treasury securities and obligations of U.S. government agencies	1 or less	14,715	—	(98)	14,617
Total short-term investments		42,279	—	(219)	42,060
U.S. corporate debt securities	1 to 2	6,715	—	(47)	6,668
U.S. Treasury securities and obligations of U.S. government agencies	1 to 3	28,169	—	(264)	27,905
Total long-term investments		34,884	—	(311)	34,573
Subtotal		77,163	—	(530)	76,633
Equity securities
Short-term portion		3,629	2,713	(129)	6,213
Long-term portion		4,738	569	—	5,307
Subtotal		8,367	3,282	(129)	11,520
		$85,530	$3,282	$(659)	$88,153

Investments considered to be temporarily impaired at December 31, 2005 are as follows (in thousands):

		Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate debt securities	9	$8,549	$23	$1,177	$8	$9,726	$31
U.S. Treasury securities and obligations of U.S. government agencies	22	5,993	19	21,807	311	27,800	330
Total Debt Securities	31	14,542	42	22,984	319	37,526	361
Equity securities	1	1,178	167	—	—	1,178	167
Total temporarily impaired securities	32	$15,720	$209	$22,984	$319	$38,704	$528

Isis believes that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. Isis anticipates full recovery of amortized cost with respect to these securities at maturity.

The Company has amended certain disclosures in Note 2—Investments to reflect the reclassification of cash equivalents that were inadvertently classified as short-term investments in the initial balance sheet filed as of December 31, 2005. The reclassification did not impact working capital, total assets or the results of operations.

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

2002 Non-Employee Directors’ Stock Option Plan

In September 2001, Isis’ Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors’ Stock Option Plan, which provides for the issuance of non-qualified stock options to Isis’ non-employee directors. The name of the resulting new plan is the 2002 Non-Employee Directors’ Stock Option Plan, and it has an aggregate of 600,000 shares of common stock authorized for issuance. Options under this plan expire 10 years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2005, a total of 360,000 options were outstanding, 180,000 of the shares issued under this plan were exercisable and 131,000 shares were available for future grant.

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

The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/05	Weighted Average Exercise Price
$2.86 - $5.76	1,467	5.09	$4.93	960	$5.08
$5.80 - $6.50	1,480	6.15	$5.90	179	$6.23
$6.59 - $6.81	1,773	6.10	$6.79	1,309	$6.79
$6.82 - $9.63	1,796	5.68	$7.93	1,567	$7.99
$9.75 - $22.83	1,463	4.05	$14.00	1,439	$13.97
	7,979			5,454

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

OncoGenex Technologies Inc.

In November 2001, Isis established a drug development collaboration with OncoGenex Technologies Inc., a privately-held biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize the anti-cancer antisense drug, OGX-011. Isis shares in the costs of developing OGX-011. In exchange, Isis shares in any revenue generated by OncoGenex for OGX-011. In September 2003, the companies expanded their drug development collaboration, to include the development of a second anti-cancer antisense drug, OGX-225. Under the terms of the collaboration, during 2003, OncoGenex paid Isis an upfront fee and Isis acquired an ownership interest in OncoGenex of less than 10%. In addition, OncoGenex will pay to Isis milestone payments totaling up to $3.5 million for the achievement of key clinical and regulatory milestones, and royalties on product sales. As of December 31, 2005, OncoGenex had not triggered any of these milestone payments related to OGX-225.

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

In addition, in December 2001 Isis established a long-term research-scale antisense inhibitor supply agreement with IDT. In this supply agreement IDT agreed to manufacture research-scale antisense inhibitors and research reagents to Isis’ specifications. Isis paid IDT $5.0 million toward the future purchase of antisense inhibitors. During the fourth quarter of 2004, Isis recorded a non-cash charge of $4.2 million to write off this unused portion as part of its restructuring activities (Note 8—”Restructuring Activities”).

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