Form 10-Q/A
period 2006-03-31
ISIS PHARMACEUTICALS INC
filed 2006-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Isis Pharmaceuticals, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities Exchange Commission on May 10, 2006 (“Original Filing”), to modify Part I, Item 1, Consolidated Financial Statements, to reclassify cash equivalents that were inadvertently classified as short term investments in the Company’s Consolidated Balance Sheet at March 31, 2006. The Company’s working capital and total of cash, cash equivalents and short-term investments were accurately stated in all items of the Original Filing. Although we are including in this Amendment the complete text of the Consolidated Financial Statements, the only changes to the Consolidated Financial Statements from those previously filed with the Original Filing are as follows:

•                     Condensed Consolidated Balance Sheets, (page 3 of the Original Filing) was amended to reclassify certain cash equivalents from Short-term investments to Cash and cash equivalents.

•                     Condensed Consolidated Statements of Cash Flows (page 5 of the Original Filing) was amended to reflect the change in the Consolidated Balance Sheet at March 31, 2006 as described above.

Additionally, Item 6. of Part II, Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1, respectively.

As this Amendment only relates to the Consolidated Financial Statements, the previously issued Management’s Discussion and Analysis in the Original Filing is unchanged. This Amendment does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.

This report on Form 10-Q/A contains forward-looking statements regarding our business, our financial position and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as our goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 26 of the Original Filing.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q/A

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited) (as amended)
ASSETS
Current assets:
Cash and cash equivalents	$38,604	$50,885
Short-term investments	39,957	43,504
Contracts receivable	3,503	3,918
Inventory	749	951
Other current assets	7,918	6,600
Total current assets	90,731	105,858

Property, plant and equipment, net	8,208	9,130
Licenses, net	23,186	23,770
Patents, net	18,875	18,773
Deposits and other assets	2,883	3,201
Long-term investments	6,754	5,641
Total assets	$150,637	$166,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,483	$2,095
Accrued compensation	1,517	3,706
Accrued liabilities	7,871	8,643
Current portion of long-term obligations	7,863	7,835
Current portion of deferred contract revenue	1,111	1,514
Total current liabilities	20,845	23,793

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	12,942	14,915

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,681,425 shares and 72,201,505 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	73	72
Additional paid-in capital	774,366	770,263
Accumulated other comprehensive income	5,739	3,178
Accumulated deficit	(788,328)	(770,848)
Total stockholders’ equity (deficit)	(8,150)	2,665
Total liabilities and stockholders’ equity (deficit)	$150,637	$166,373

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

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(as amended)

Net cash used in operating activities	$(16,166)	$(22,032)

Investing activities:
Purchase of short-term investments	(19,270)	(3,306)
Proceeds from the sale of short-term investments	23,000	8,985
Purchase of property, plant and equipment	(117)	(277)
Proceeds from the sale of property, plant and equipment	—	165
Other assets	(514)	(1,173)
Net cash provided by investing activities	3,099	4,394

Financing activities:
Net proceeds from issuance of equity	2,731	353
Proceeds from long-term borrowings	—	5,000
Principal payments on debt and capital lease obligations	(1,945)	(2,959)
Net cash provided by financing activities	786	2,394

Net increase (decrease) in cash and cash equivalents	(12,281)	(15,244)
Cash and cash equivalents at beginning of period	50,885	27,250
Cash and cash equivalents at end of period	$38,604	$12,006

Supplemental disclosures of cash flow information:
Interest paid	$409	$522

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2005. The financial statements include all adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in Isis’ Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission.

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

Consolidation of Variable Interest Entities

Isis has implemented the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of March 31, 2006, Isis had collaborative arrangements with four entities that it considers to be variable interest entities (“VIE”) under FIN 46. Additionally, in April 2006, Isis entered into a collaboration with Symphony Capital Partners, L.P. and a group of co-investors to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program. Symphony Capital has formed Symphony GenIsis, Inc, capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis will treat Symphony GenIsis as a VIE for which Isis is the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis will include the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements. For a further discussion see Note 7 — Subsequent Events.

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

PART II — OTHER INFORMATION

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

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 9, 2006

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 9, 2006