Form 10-Q
period 2006-09-30
ISIS PHARMACEUTICALS INC
filed 2006-11-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of voting common stock outstanding as of November 2, 2006 was 75,906,739.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Macugen® is a registered trademark of Eyetech Pharmaceuticals, Inc.
Vitravene® is a registered trademark of Novartis AG.
Affinitak™ is a trademark of Eli Lilly and Company.
Ibis Biosciences™ is a trademark of Isis Pharmaceuticals, Inc.
Ibis T5000™ is a trademark of Isis Pharmaceuticals, Inc.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $58.6 million and $0 at September 30, 2006 and December 31, 2005, respectively)	$104,238	$50,885
Short-term investments	22,633	43,504
Contracts receivable	2,959	3,918
Inventory	632	951
Other current assets	6,461	6,600
Total current assets	136,923	105,858

Property, plant and equipment, net	7,227	9,130
Licenses, net	22,018	23,770
Patents, net	17,042	18,773
Deposits and other assets	2,433	3,201
Long-term investments	2,125	5,641
Total assets	$187,768	$166,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,003	$2,095
Accrued compensation	1,332	3,706
Accrued liabilities	6,846	8,643
Current portion of long-term obligations	7,684	7,835
Current portion of deferred contract revenue	571	1,514
Total current liabilities	19,436	23,793

5 1/2% convertible subordinated notes	125,000	125,000
Long-term obligations, less current portion	9,736	14,915
Total liabilities	154,172	163,708

Noncontrolling interest in Symphony GenIsis, Inc	32,019	—

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 73,904,881 and 72,201,505 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	74	72
Additional paid-in capital	802,063	770,263
Accumulated other comprehensive income	2,045	3,178
Accumulated deficit	(802,605)	(770,848)
Total stockholders’ equity	1,577	2,665
Total liabilities, noncontrolling interest and stockholders’ equity	$187,768	$166,373

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Research and development revenue under collaborative agreements	$2,469	$7,122	$11,260	$24,695
Licensing and royalty revenue	784	336	1,327	797
Total revenue	3,253	7,458	12,587	25,492

Operating expenses:
Research and development	18,973	18,212	56,327	61,523
Selling, general and administrative	2,823	1,724	8,099	5,771
Compensation expense/(benefit) related to variable accounting of stock options	—	15	—	(613)
Restructuring activities	(279)	(349)	(457)	7,385
Total operating expenses	21,517	19,602	63,969	74,066

Loss from operations	(18,264)	(12,144)	(51,382)	(48,574)

Other income (expenses):
Investment income	1,682	1,241	3,837	2,095
Interest expense	(2,256)	(4,269)	(6,816)	(18,009)
Gain on investments, net	—	—	2,263	—

Net loss before noncontrolling interest in Symphony GenIsis, Inc.	(18,838)	(15,172)	(52,098)	(64,488)

Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	6,733	—	20,341	—

Net loss applicable to common stock	$(12,105)	$(15,172)	$(31,757)	$(64,488)

Basic and diluted net loss per share	$(0.16)	$(0.24)	$(0.44)	$(1.08)

Shares used in computing basic and diluted net loss per share	73,588	64,086	72,934	59,734

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net cash used in operating activities	$(44,354)	$(47,373)

Investing activities:
Purchase of short-term investments	(38,468)	(8,466)
Proceeds from the sale of short-term investments	60,000	36,778
Purchase of property, plant and equipment	(1,103)	(397)
Proceeds from the sale of property, plant and equipment	—	8,206
Other assets	(1,293)	(2,787)
Strategic investments	4,397	—
Net cash provided by investing activities	23,533	33,334

Financing activities:
Net proceeds from issuance of equity	9,021	49,169
Proceeds from long-term borrowings	—	4,603
Principal payments on debt and capital lease obligations	(5,797)	(13,761)
Proceeds from purchase of noncontrolling interest in Symphony GenIsis, Inc., net of fees	70,950	—
Net cash provided by financing activities	74,174	40,011

Net increase in cash and cash equivalents	53,353	25,972
Cash and cash equivalents at beginning of period	50,885	27,250
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $58.6 million and $0 at September 30, 2006 and December 31, 2005, respectively) at end of period	$104,238	$53,222

Supplemental disclosures of cash flow information:
Interest paid	$4,653	$5,018
Warrant issued in conjunction with Symphony GenIsis, Inc. transaction	$18,590	$—

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2005. The financial statements include all normal recurring adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in Isis’ Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis and its wholly-owned subsidiaries, Isis Pharmaceuticals Singapore Pte. Ltd., Isis USA Ltd., Hepasense, Ltd., Orasense, Ltd. and Ibis Biosciences, Inc. On July 25, 2005, Isis dissolved its Hepasense, Ltd. subsidiary. On October 25, 2006, Isis dissolved its Orasense, Ltd. subsidiary. In addition to its wholly-owned subsidiaries, the condensed consolidated financial statements include one variable interest entity, Symphony GenIsis, Inc., for which Isis is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

2.             Significant Accounting Policies

Revenue Recognition

Isis recognizes revenue when it has satisfied all contractual obligations and Isis is reasonably certain it can collect the receivable.

Research and development revenue under collaborative agreements

Isis recognizes research and development revenue under collaborative agreements as it incurs the related expenses, up to contractual limits. Isis defers payments received under these agreements that relate to future performance and records revenue as Isis earns it over the specified future performance period. Isis recognizes revenue that relates to nonrefundable, upfront fees over the period of the contractual arrangements as Isis satisfies its performance obligations. Isis recognizes revenue that relates to milestones, under existing arrangements, upon completion of the milestone’s performance requirement. Isis recognizes revenue from arrangements entered into subsequent to June 30, 2003 in accordance with Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. Isis sometimes enters into revenue arrangements that contain multiple deliverables. In these cases, Isis recognizes revenue from each element of the arrangement as long as Isis can determine a separate value for each element, Isis has completed its obligation to deliver or perform on that element, and Isis is reasonably assured of collecting the resulting receivable. Isis records revenue from government research grants and contracts during the period in which it incurs the related expenditures. Isis recognizes revenue from product sales as it ships the products.

Isis has implemented the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which was issued in December 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. SAB 104 provides interpretation on selected revenue recognition issues and when revenue is properly recognizable. Revenue should not be recognized until it is realized or realizable and earned. It must meet the following criteria: 1) persuasive evidence of an arrangement exists, 2) delivery occurred or services were rendered, 3) the seller’s price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

As part of Isis’ Eli Lilly and Company (“Lilly”) alliance, in 2001 Lilly provided Isis a $100 million interest-free loan to fund the companies’ joint research collaboration. Isis discounted the loan amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time Isis entered into the loan. Isis accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to Isis to help fund the research collaboration. Isis accounted for this difference as deferred revenue and recognized it as revenue over the period of performance. In August 2005, in accordance with its terms, Isis converted this loan into 2.5 million shares of its common stock. Concurrent with the conversion, Isis extended the research collaboration.

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

Cash, Cash Equivalents and Investments

Isis considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash and cash equivalents held by Symphony GenIsis primarily consist of investments in money market funds. Isis’ short-term investments have initial maturities of greater than ninety days from date of purchase. Isis classifies its securities as “available-for-sale” in accordance with Financial Accounting Standards Board No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Isis carries these investments at fair market value with any unrealized gains and losses recorded as a separate component of stockholders’ equity. Fair value is based upon market prices quoted on the last day of the fiscal quarter. Isis uses the specific identification method to determine the cost of debt securities sold. Isis includes gross realized gains and losses for securities sold in investment income.

In addition to investments in marketable securities, Isis has equity investments in privately- and publicly-held biotechnology companies. Isis holds ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below cost in Isis’ equity positions is other-than-temporary, Isis examines historical trends in the stock price, the financial condition of the issuer and the near term prospects of the issuer. When Isis determines that a decline in value is other-than-temporary, Isis recognizes an impairment loss in the period in which the other-than-temporary decline occurs. During the second quarter of 2006, Isis recorded a net gain on investments. This net gain on investments consisted of a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam Pharmaceuticals, Inc. that Isis owns offset by a non-cash loss on investment of $465,000 related to the impairment of Isis’ equity investment in Antisense Therapeutics Ltd. (“ATL”).

Valuation of Inventory

Isis includes in inventory raw material costs for drugs that Isis manufactures for its partners under contractual terms, and that it uses primarily in its clinical development activities and drug products. Isis expenses these costs when it delivers its drugs to partners, or as it uses these drugs in its own clinical trials. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces its carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. Isis considers several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $632,000 and $951,000 as of September 30, 2006 and December 31, 2005, respectively.

Licenses

Isis obtains licenses from third parties and capitalizes the costs related to exclusive licenses. Isis amortizes capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between six and 15 years.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they include costs for patent applications that have future value. Isis evaluates costs related to patents that it is not actively pursuing and writes off any of these costs, if appropriate, which was $2.2 million and $923,000 for the first nine months of 2006 and 2005, respectively. The charge in 2005 primarily related to restructuring activities. Isis amortizes patent costs over their estimated useful lives of ten years, beginning with the date the patents are issued.

Fair Value of Financial Instruments

Isis has determined the estimated fair value of its financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. Isis reports its investment securities at their estimated fair value based on quoted market prices of comparable instruments.

Long-Lived Assets

Pursuant to the provisions of SFAS 144, Accounting for the Impairment of Long-Lived Assets, Isis evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, on at least a quarterly basis, and when events and circumstances indicate that these assets may be impaired. In the first nine months of 2006 and 2005, Isis incurred charges of $2.2 million and $14.8 million, respectively, related to the write-down of equipment and intangible assets to their estimated net realizable values. The charge in 2005 was primarily related to Isis’ restructuring activities, which were primarily related to the sale of three of Isis’ buildings.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation of Variable Interest Entities

Isis has implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2006, Isis had collaborative arrangements with five entities that it considers to be variable interest entities (“VIE”) under FIN 46R.

In April 2006, Isis entered into a collaboration with Symphony Capital Partners, L.P. and a group of co-investors to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program. Symphony Capital formed Symphony GenIsis, Inc., capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis treats Symphony GenIsis as a VIE for which Isis is the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis includes the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements. For a further discussion see Note 3 — Strategic Alliances.

As part of the collaboration between Isis and Ercole Biotech, Inc., during 2003 and early 2004, Isis paid Ercole $750,000 in exchange for a convertible promissory note. Isis expensed the payments when made. The promissory note will convert into securities that Ercole issues in a financing. Isis is not required to consolidate Ercole’s results of operations under FIN 46R as Isis is not the primary beneficiary.

As part of the collaboration between Isis and Sarissa Inc., during February 2005, Isis licensed an anti-cancer antisense drug to Sarissa in exchange for a $1 million convertible promissory note. The promissory note will convert into securities that Sarissa issues in a financing. Isis has recognized a valuation allowance of $1 million to offset the debt instrument, as realization of this asset is uncertain. Isis is not required to consolidate Sarissa’s results of operations under FIN 46R as Isis is not the primary beneficiary.

As part of the collaboration between Isis and iCo Therapeutics, Inc., during August 2005, Isis licensed iCo 007, an antisense drug, to iCo in exchange for a $500,000 upfront fee consisting of $250,000 in cash and a $250,000 convertible note. In December 2005, Isis entered into a manufacturing and supply agreement with iCo. Under the agreement, iCo will purchase drug manufactured by Isis for $700,000. iCo made a $525,000 prepayment to Isis consisting of $175,000 in cash and a $350,000 convertible note. The remaining $175,000 will be paid upon shipment of the drug. Isis previously recognized a valuation allowance for both notes as realization of these assets was uncertain. In May 2006, Isis received 869,025 shares of iCo common stock for the conversion of both convertible notes. Isis is not required to consolidate iCo’s results of operations under FIN 46R as Isis is not the primary beneficiary.

As part of the collaboration between Isis and Achaogen, Inc., during January 2006, Isis licensed its proprietary aminoglycosides program in exchange for $1.5 million of Achaogen Series A Preferred stock. Isis has recognized a valuation allowance of $1.5 million to offset the equity instrument, as realization of this asset is uncertain. Isis is not required to consolidate Achaogen’s results of operations under FIN 46R as Isis is not the primary beneficiary.

Stock-Based Compensation

On January 1, 2006, Isis adopted SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Isis Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123R supersedes Isis’ previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS 123, Accounting for Stock-Based Compensation, beginning January 1, 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. Isis has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Isis adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the fiscal year 2006. Isis’ Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2006 reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, Isis’ Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period as stock-based compensation expense in Isis’ Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, Isis’ Condensed Consolidated Statements of Operations included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Isis recognizes compensation expense for all stock-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. As stock-based compensation expense recognized in the Condensed Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Isis’ pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Isis accounted for forfeitures as they occurred.

As permitted by SFAS 123R, Isis utilizes the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for stock-based awards granted. The Black-Scholes model was previously utilized for Isis’ pro forma information required under SFAS 123. Isis’ determination of the estimated fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by Isis’ stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Isis’ expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because Isis’ employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of Isis’ employee stock options. Although the estimated fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Prior to January 1, 2006, Isis had adopted the disclosure-only provision of SFAS 123. Accordingly, Isis had not previously recognized compensation expense for the Isis stock option plans and Isis’ ESPP, except for compensation expense primarily related to the affected options from the 2003 option exchange program. Non-cash stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $1.4 million and $4.2 million respectively. The non-cash stock-based compensation expense/(benefit) resulting from the 2003 option exchange program for the three and nine months ended September 30, 2005 was $15,000 and ($613,000), respectively.

In April 2003, Isis implemented an employee stock option exchange program that allowed employees during the offering period to surrender options granted prior to January 5, 2002. Employees exchanged 2.2 million options having a weighted-average exercise price of $14.89 for 1 million options having an exercise price of $5.15. The new options, fully vested as of January 31, 2006, expire on December 31, 2008. Isis previously accounted for the affected options using variable accounting consistent with the provisions of APB 25 and FIN 44. As a result, Isis recorded non-cash compensation expense/(benefit) related to stock options on the Condensed Consolidated Statements of Operations.

See Note 6—Stockholders’ Equity for additional information regarding Isis’ share-based compensation plans and the impact of adopting SFAS 123R.

Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Comprehensive loss:
Change in unrealized gains (losses)	$(60)	$2,515	$(1,133)	$33
Income tax expense	—	(307)	—	(307)
Net loss applicable to common stock	(12,105)	(15,172)	(31,757)	(64,488)
Comprehensive loss	$(12,165)	$(12,964)	$(32,890)	$(64,762)

Included in comprehensive loss at September 30, 2005 was $307,000 of accrued income taxes on the conversion of the $100 million loan provided by Lilly.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies across a broad number of other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but the application of this Statement will change some current practices as they relate to the definition of fair value, the methods used to measure fair value and the expanded disclosure about fair value measurements. This Statement is effective for all financial statements issued for fiscal years that begin after November 15, 2007, and all interim periods for that year. Isis has not assessed the impact that adoption of SFAS 157 will have on its operating results and financial position.

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

Achaogen, Inc.

In January 2006, Isis licensed its proprietary aminoglycosides program to Achaogen, a biotechnology company pursuing unique strategies to combat drug-resistant pathogens. Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and are used to treat serious bacterial infections. The program Isis licensed to Achaogen resulted from research conducted in Isis’ Ibis Biosciences division to identify drugs to treat antibiotic-resistant infections in the early years of the division.

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

In exchange for the purchase option, Isis granted to Symphony GenIsis Holdings LLC a five-year warrant to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share, a 25% premium over Isis’ prior 60-day average trading price, which was $7.14. To compensate Symphony Capital for structuring the transaction and to pay a portion of its expenses, Isis paid a structuring fee of $3.75 million. Using a Black-Scholes option-pricing model, we estimated the fair value of the warrant, at the grant date, to be $18.6 million. Isis’ determination of the fair value of the warrant on the date of grant using an option-pricing model is affected by Isis’ stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Isis’ expected stock price volatility over the term of the warrant. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the warrant has certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the warrant, specifically the value determined may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In accordance with FIN 46R, Isis has determined that Symphony GenIsis is a variable interest entity for which it is the primary beneficiary. As a result, Isis includes the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements. Isis’ condensed consolidated financial statements now include the cash and cash equivalents held by Symphony GenIsis. Additionally, the condensed consolidated financial statements include line items called “Noncontrolling interest in Symphony GenIsis.” On the Condensed Consolidated Balance Sheets, this line item initially reflected the $75 million proceeds contributed into Symphony GenIsis less $4.1 million of structuring and legal fees and the $18.6 million fair value of the warrant issued by Isis to Symphony Capital. As Isis and Symphony GenIsis progress through their collaboration, this line item will be reduced by Symphony GenIsis’ expenditures, which were $6.7 million and $20.3 million for the three and nine months ended September 30, 2006, respectively, until the balance becomes zero. The reductions to the “Noncontrolling Interest in Symphony GenIsis” will be reflected in Isis’ Condensed Consolidated Statements of Operations using a similar caption and will improve Isis’ reported net loss.

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

Ibis Biosciences Division

Bruker Daltonics, Inc.

In July 2006, Isis’ Ibis Biosciences division entered into a strategic alliance with Bruker Daltonics to manufacture and distribute the Ibis T5000 Biosensor System. Bruker will be the exclusive, worldwide manufacturer of the Ibis T5000 Biosensor System and will also be responsible for order processing, system installations and service in North America, Europe and the Middle East. In Europe and the Middle East, Bruker will have exclusive rights to sell Ibis T5000 Biosensor Systems and Ibis assay kits for various government applications, and non-exclusive rights to sell to customers for all other applications except diagnostics.

4.    Segment Information and Concentration of Business Risk

Segment Information

The following is information for revenue and loss from operations by segment (in thousands):

	Drug Discovery and Development	Ibis Biosciences	Corporate	Total
Three Months Ended September 30, 2006
Revenue:
Research and development	$330	$1,988	$—	$2,318
Assay services (1)	—	151	—	151
Licensing and royalty	784	—	—	784
Total segment revenue	$1,114	$2,139	$—	$3,253

Income (loss) from operations	$(16,888)	$(1,654)	$279	$(18,264)

Three Months Ended September 30, 2005
Revenue:
Research and development	$3,693	$3,429	$—	$7,122
Licensing and royalty	336	—	—	336
Total segment revenue	$4,029	$3,429	$—	$7,458

Income (loss) from operations	$(12,381)	$(97)	$(334)	$(12,144)

	Drug Discovery and Development	Ibis Biosciences	Corporate	Total
Nine Months Ended September 30, 2006
Revenue:
Research and development	$3,513	$7,596	$—	$11,109
Assay services (1)	—	151	—	151
Licensing and royalty	1,327	—	—	1,327
Total segment revenue	$4,840	$7,747	$—	$12,587

Income (loss) from operations	$(48,185)	$(3,654)	$457	$(51,382)

Nine Months Ended September 30, 2005
Revenue:
Research and development	$16,044	$8,651	$—	$24,695
Licensing and royalty	797	—	—	797
Total segment revenue	$16,841	$8,651	$—	$25,492

Income (loss) from operations	$(40,199)	$(1,603)	$(6,772)	$(48,574)

(1) Ibis Biosciences’ assay services revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

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

Concentrations of Business Risk

Isis does not generate sales from products but has historically funded its operations in part from collaborations with corporate partners and various government agencies. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Partner A	23%	11%	22%	10%
Partner B	23%	0%	6%	0%
Partner C	23%	6%	15%	4%
Partner D	4%	25%	15%	16%
Partner E	1%	26%	9%	43%
Partner F	0%	19%	4%	8%

For the three and nine months ended September 30, 2006, Isis derived approximately 66% and 62%, respectively, of its revenue from agencies of the United States Government, which includes approximately 35% and 24% of government derived revenue from two significant customers, respectively, for the nine months ended September 30, 2006.

Contract receivables from three significant partners comprised approximately 34%, 25% and 23% of contract receivables at September 30, 2006. Contract receivables from four significant partners comprised 39%, 13%, 12%, and 12% of contract receivables at December 31, 2005.

5.             Restructuring Activities

In connection with the decision to refocus Isis’ resources on key programs, in January 2005, Isis commenced several cost containment measures, including a reduction in workforce of approximately 160 employees, the consolidation of its facilities in the United States, and the closure of Isis’ research and development laboratory in Singapore.

In the second quarter of 2006, Isis successfully negotiated a contract modification settlement with one of its vendors. The amount of the contract termination cost was $265,000 less than the amount that had been previously accrued; therefore Isis recognized a benefit for this amount in restructuring activities for the nine months ended September 30, 2006. Additionally, in the third quarter of 2006, Isis negotiated a lease termination agreement with the landlord of a building that Isis vacated in 2005 as part of the restructuring activities. The early termination of the lease resulted in a benefit of approximately $350,000 over what was previously accrued. This benefit is reflected in the restructuring activities for the three and nine months ended September 30, 2006.

Pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities at September 30, 2006 (in thousands).

	Facility Consolidation and Closure Related Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2005	$856	$765	$126	$1,747
Accrued and expensed	(295)	(265)	103	(457)
Charged against accrual	(485)	(500)	(117)	(1,102)
Balance at September 30, 2006	$76	$—	$112	$188

6.             Stockholders’ Equity

Common Stock

In May 2006, after receiving approval from its stockholders, Isis amended its Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 100,000,000 shares to 200,000,000 shares.

Azimuth Opportunity Ltd.

On May 30, 2006, Isis entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, Isis entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $75.0 million of Isis’ common stock, or 14,578,970 shares whichever occurs first, over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at Isis’ sole discretion, Isis may present Azimuth with draw down notices constituting offers to purchase Isis’ common stock. The per share purchase price for these shares is at a discount ranging from 3.8% to 5.3%.

To date, Isis has made two draw downs under the Azimuth equity line totaling $20.0 million. In July 2006, Isis completed its first draw down of $5.0 million by issuing 872,330 shares at a weighted average price of $5.73 per share. In October 2006, Isis completed its second draw down of $15.0 million by issuing 1,835,213 shares at a weighted average price of $8.17 per share. After completing these first two draws, $55 million, or 11,871,427 shares, whichever occurs first, remains available under the equity line.

Stock Option Plans

1989 Stock Option Plan and Other Employee Option Grants

The 1989 Stock Option Plan (the “1989 Plan”) provides for the issuance of non-qualified and incentive stock options for the purchase of up to 13,200,000 shares of common stock to its employees, directors, and consultants. The term of the plan is scheduled to end in January 2014. Options granted after December 31, 1995 vest over a four-year period, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted before January 1, 1996 generally vested over a five-year period. Options granted after May 26, 2004 have a term of seven years while options granted before May 26, 2004 have a term of ten years. As of September 30, 2006, 2,464,478 shares were available for future grant.

2000 Broad-Based Equity Incentive Plan

The 2000 Broad-Based Equity Incentive Plan (the “2000 Plan”) provides for the issuance of non-qualified stock options for the purchase of up to 5,990,000 shares of common stock to its employees, directors, and consultants. Typically options expire ten years from the date of grant. Options granted under this plan generally vest over a four-year period, with 25% exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted under this plan pursuant to the April 2003 stock option exchange program expire on December 31, 2008 and vested 33.34% on January 1, 2004 and then at the rate of 2.78% per month during the option holder’s employment. Options were fully vested on January 31, 2006. As of September 30, 2006, 2,177,194 shares were available for future grant.

2002 Non-Employee Directors’ Stock Option Plan

In September 2001, Isis’ Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors’ Stock Option Plan, which provides for the issuance of non-qualified stock options to Isis’ non-employee directors. The name of the resulting new plan is the 2002 Non-Employee Directors’ Stock Option Plan (the “2002 Plan”). In May 2006, after receiving approval from its stockholders, Isis amended its 2002 Plan to increase the total number of shares reserved for issuance under the 2002 Plan from 600,000 shares to 850,000 shares. Options under this plan expire ten years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. As of September 30, 2006, 374,000 shares were available for future grant.

Employee Stock Purchase Plan

Under the 2000 ESPP, Isis reserved 200,000 shares of common stock for issuance. In each of the subsequent years, an additional 200,000 shares of common stock were reserved for the ESPP, resulting in a total of 1.4 million shares authorized in the plan. The plan permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. At September 30, 2006, 100,054 shares were available for purchase under this plan.

Stock Option Activity and Stock-Based Compensation Expense

The following table summarizes stock option activity for the nine months ended September 30, 2006 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	7,979	$7.86
Granted	2,185	$5.71
Exercised	(583)	$5.84
Cancelled/forfeited/ expired	(721)	$8.24
Outstanding at September 30, 2006	8,860	$7.43	5.13	$10,692
Exercisable at September 30, 2006	5,506	$8.44	4.40	$4,628

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006 (in thousands, except contractual life and exercise price data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.86	-	$5.24	1,060	4.43	$4.82	721	$4.91
$5.25	-	$5.72	1,500	6.31	$5.28	78	$5.54
$5.76	-	$6.59	1,596	5.76	$5.95	684	$6.01
$6.60	-	$6.81	1,456	5.27	$6.81	1,208	$6.81
$6.813	-	$9.25	1,509	5.48	$7.32	1,077	$7.23
$9.38	-	$22.83	1,739	3.56	$12.88	1,738	$12.88
			8,860	5.13	$7.43	5,506	$8.44

The weighted-average estimated fair values of options granted were $4.11 and $3.35 for the three and nine months ended September 30, 2006, respectively, compared to $2.50 and $3.64 for the same periods in 2005. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $209,000 and $4.7 million, respectively, which was determined as of the date of exercise. The amount of cash received from the exercise of stock options was $170,000 and $3.4 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $7.5 million of total unrecognized compensation cost related to non-vested stock-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.35 years.

Stock-based Valuation and Compensation Expense Information under SFAS 123R

Impact of the Adoption of SFAS 123R

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three and nine months ended September 30, 2006 (in thousands, except per share data), which was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Research and development	$1,091	$3,348
Selling, general and administrative	326	842
Non-cash compensation expense related to stock options included in operating expenses	$1,417	$4,190
Basic and diluted net loss per share	$0.02	$0.06

Prior to the adoption of SFAS 123R, Isis had adopted the disclosure-only provision of SFAS 123. Accordingly, Isis had not previously recognized compensation expense for the Isis stock option plans and the ESPP, except for compensation expense primarily related to the affected options from the 2003 option exchange program.

Prior to the adoption of SFAS 123R, Isis presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, Isis reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

The table below reflects net loss along with basic and diluted net loss per share (in thousands, except per share amounts) assuming Isis determined compensation expense consistent with SFAS 123 for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss applicable to common stock – as reported	$(15,172)	$(64,488)
Net loss applicable to common stock – pro forma	$(16,494)	$(68,787)
Basic and diluted net loss per share – as reported	$(0.24)	$(1.08)
Basic and diluted net loss per share – pro forma	$(0.26)	$(1.15)

Determining Fair Value

Valuation. Isis utilizes the Black-Scholes model as its method of valuation for stock-based awards granted. Isis recognizes the value of the portion of the award that is ultimately expected to vest as expense over the requisite service period as stock-based compensation expense in Isis’ Condensed Consolidated Statements of Operations. Isis recognizes compensation expense for all stock-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

Isis estimated the fair value of each stock option grant and the ESPP purchase rights on the date of grant using the Black-Scholes model with the following weighted-average assumptions (annualized percentages), which vary based on type of plan, for the nine months ended September 30, 2006:

Employee Stock Option Plans:

	September 30,
	2006	2005
Risk-free interest rate	4.9%	4.1%
Dividend yield	0.0%	0.0%
Volatility	68.7%	81.5%
Expected Life	4.6 years	4.8 years

2002 Plan:

	September 30,
	2006	2005
Risk-free interest rate	5.2%	4.1%
Dividend yield	0.0%	0.0%
Volatility	85.2%	81.5%
Expected Life	7.0 years	4.8 years

Employee Stock Purchase Plan:

	September 30,
	2006	2005
Risk-free interest rate	5.31%	3.38%
Dividend yield	0.0%	0.0%
Volatility	55.5%	46.1%
Expected Life	6 months	6 months

Risk-Free Interest Rate. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of Isis’ stock option plans or ESPP.

Dividend Yield. The dividend yield assumption is based on Isis’ history and expectation of dividend payouts. Isis has not paid dividends in the past and does not expect to in the future.

Volatility. Isis used a weighted average of the historical stock price volatility of Isis’ stock for the Black-Scholes model consistent with SFAS 123R. Prior to fiscal 2006, Isis also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.

Expected Life. The expected term of stock options granted represents the period of time that they are expected to be outstanding. For the 2002 Plan, Isis estimated the expected term of options granted based on historical exercise patterns. For the employee stock option plans, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107.

Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Isis’ pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Isis accounted for forfeitures as they occurred.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained in this Report on Form 10-Q, this Report contains forward-looking statements regarding our business, the financial position of Isis Pharmaceuticals, Inc. and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 34 of this Report.

Overview

Since our inception in 1989, we have pioneered the science of antisense for the development of a new class of drugs. We have designed antisense drugs to treat a wide variety of diseases. Due to their gene selectivity, antisense drugs have the potential to be highly effective and less toxic than traditional drugs. We have made significant progress in understanding the capabilities of antisense drugs in treating disease. We have developed new chemistries and novel formulations to enhance the potency and utility of antisense drugs, and successfully turned our expertise into one marketed product and currently 14 drugs, which we continue to advance in preclinical and clinical development either internally or with our partners. Most of these are in Phase 1 and Phase 2 human clinical trials. Our internal drug development programs are aimed at treating cardiovascular, metabolic and inflammatory diseases. Our partners are focused in disease areas such as inflammatory, ocular, viral, neurodegenerative diseases and cancer. We are expanding the therapeutic opportunities for antisense drugs by developing a variety of formulations to enhance patient convenience and compliance, as well as infrequent dose administration. Our pipeline has matured to consist primarily of drugs based on our proprietary second generation chemistry. Our second generation antisense drugs offer a number of advantages over first generation drugs. Specifically, second generation drugs offer the potential for improved safety and increased potency. In addition, because second generation drugs have a longer half-life, they have the potential to produce a durable therapeutic response and to support more convenient, less frequent dosing.

To date, we and our partners have made important progress on all of our second generation drugs in development. In particular, we reported positive results from Phase 1, Phase 2 and animal studies of ISIS 301012, our apoB-100 inhibitor for the lowering of high cholesterol. In a Phase 1 study, ISIS 301012 produced rapid, dose-dependent and prolonged reductions in apoB-100, low-density lipoprotein cholesterol, or LDL, and very low-density lipoprotein, or VLDL, total cholesterol and triglycerides, and was well tolerated. These positive results supported the initiation of a Phase 2 development program for ISIS 301012. In a Phase 2 study of ISIS 301012 as a single-agent in patients with high cholesterol, ISIS 301012 continued to produce rapid, dose-dependent and prolonged reductions in apoB-100, LDL, VLDL, total cholesterol and triglycerides. At a dose of 200 mg/week for three months, ISIS 301012 achieved a median percent reduction from baseline of 47% in apoB-100, 42% in LDL, 34% in total cholesterol and 46% in triglycerides at day 99. ISIS 301012 was well tolerated in this study. Additionally, in a drug-drug interaction study, ISIS 301012 did not interact with simvastatin or ezetimibe, currently available lipid lowering drugs with which ISIS 301012 may be dosed in combination. In addition, the U.S. Food and Drug Administration has granted orphan drug status to ISIS 301012 for the treatment of patients with homozygous familial hypercholesterolemia. The Phase 2 development program for ISIS 301012 is progressing in multiple studies and the drug continues to exhibit strong safety and efficacy profiles.

For ISIS 113715, our PTP-1b inhibitor for the treatment of type 2 diabetes, we reported data from a Phase 2 study in diabetic patients in which ISIS 113715 improved glucose control, did not cause hypoglycemia and was well tolerated. We also recently announced the initiation of a study to examine ISIS 113715 in combination with other antidiabetic drugs. Our partnered drugs in development also met important milestones. For example, in the first quarter of 2006, OncoGenex Technologies, Inc. announced encouraging data from a Phase 1 study of OGX-011 in patients with non-small cell lung cancer, which supports their ongoing Phase 2 study. Phase 2 studies evaluating OGX-011 in prostrate and breast cancers are also ongoing. Earlier this year, Eli Lilly and Company initiated Phase 1 studies of LY2275796, a cancer drug targeting eIF-4E and the second drug from our research collaboration.

We have a broad patent portfolio covering our technologies. We own or exclusively license approximately 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. Our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. As of September 30, 2006, we had generated more than $76 million from our intellectual property licensing program that helps support our internal drug discovery and development programs. In October 2006, we received an $8.0 million payment from Drug Royalty USA, Inc. as partial payment for the monetization of Isis’ royalty rights in Macugen.

In our Ibis Biosciences division, we have developed a revolutionary biosensor system that can, with a single test, simultaneously identify from a sample a broad range of infectious organisms without needing to know beforehand what might be present in the sample. Our Ibis scientists have advanced application development through contracts with our government partners in the areas of biodefense, epidemiological surveillance, biological products screening and forensics. This work is important to us in that we can also apply much of this application development to commercial opportunities. Ibis’ recent achievements represent important steps in implementing its commercial plan.

Through our Ibis Biosciences division, we plan to commercialize the Ibis T5000 Biosensor System and related assay kits. The commercial applications for the Ibis T5000 Biosensor System include biodefense, human forensics, epidemiolgy, infectious disease surveillance, hospital-acquired infection control and in vitro diagnostics.  To date we have delivered four systems to our government partners for use in biodefense and epidemiological surveillance. Ibis recently received its first commercial order for two Ibis T5000 Biosensor Systems from a U.S. government agency for human forensics applications. Ibis plans to install the first system under this order before the end of the year and the second system early in 2007. In addition, in the third quarter of 2006, Ibis Biosciences began earning commercial revenue from analyzing samples in its Assay Services Laboratory. In addition to being a revenue generating opportunity for Ibis Biosciences, the Assay Services Laboratory provides customers with the ability to evaluate the capabilities of the Ibis T5000 Biosensor System before making a buying decision.

Consistent with Ibis’ commercialization strategy, in July 2006, we entered into a strategic alliance with Bruker Daltonics to manufacture and distribute the Ibis T5000 Biosensor System. Bruker will be the exclusive, worldwide manufacturer of the Ibis T5000 Biosensor System and will also be responsible for order processing, system installations and service in North America, Europe and the Middle East. In Europe and the Middle East, Bruker will have exclusive rights to sell Ibis T5000 Biosensor Systems and Ibis assay kits for various government applications, and non-exclusive rights to sell to customers for all other applications except diagnostics.

Much of the development of the Ibis T5000 system and related applications has been funded through government contracts and grants. As of September 30, 2006, we had earned $55.6 million in revenue since inception from numerous government agencies including the Department of Homeland Security (DHS), the Centers for Disease Control (CDC), the National Institute of Allergy and Infectious Diseases (the NIAID), a part of the National Institutes of Health (NIH), and others. In addition, we have an additional $8.0 million committed under our existing contracts and grants.

We pursue early-stage antisense research programs, including RNA interference (RNAi), microRNA, and alternative splicing through research collaborations and partnerships, similar to our strategic alliances with Alnylam Pharmaceuticals, Inc. (Alnylam), Rosetta and Ercole. In the third quarter of 2006, we earned licensing revenue of $750,000 from Alnylam as a result of Alnylam’s recently announced alliance with a major pharmaceutical company for the development of RNAi therapeutics.

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

Along with our partners, we currently have 14 drugs in development, of which five are in Phase 2 clinical development, two are in Phase 1 clinical development and seven are in preclinical development. Our partners are licensed to develop, with our support, eight of these 14 drugs, which substantially reduces our development costs.

Ibis Biosciences Division.   Our Ibis Biosciences division has developed the Ibis T5000 Biosensor System for rapid identification and characterization of infectious agents. The Ibis T5000 is capable of identifying virtually all bacteria, virus and fungi, and can provide information about drug resistance, virulence and strain type of these pathogens. Ibis Biosciences plans to commercialize the Ibis T5000 Biosensor System and related assay kits. The commercial applications for the Ibis T5000 Biosensor System include biodefense, human forensics, epidemiolgy, infectious disease surveillance, hospital-acquired infection control and in vitro diagnostics.

Recent Events

Symphony GenIsis, Inc.

In April 2006, we entered into a series of related agreements in connection with a transaction with Symphony Capital and a group of co-investors to provide $75 million to fund the development of our cholesterol-lowering drug, ISIS 301012, and two novel drugs from our metabolic disease program. The financing supports ISIS 301012 through the completion of registration-supporting clinical studies in patients with familial hypercholesterolemia and the completion of Phase 2b clinical trials in patients with high cholesterol. The financing also supports development of the two novel diabetes drugs through initial proof of concept in human clinical trials. In addition to providing the financial support to move these drugs forward aggressively, the transaction allows us to continue to control and manage the development of these three drugs through key development milestones.

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

In exchange for the purchase option, we granted to Symphony GenIsis Holdings LLC a five-year warrant to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share, a 25% premium over our prior 60-day average trading price, which was $7.14. To compensate Symphony Capital for structuring the transaction and to pay a portion of its expenses, we paid a structuring fee of $3.75 million. Using a Black-Scholes option-pricing model, the fair value of the warrant, at the grant date, was estimated to be $18.6 million. Our determination of the fair value of the warrant on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the warrant. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the warrant has certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the warrant, specifically the value determined may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In accordance with FIN 46R, we have determined that Symphony GenIsis is a variable interest entity for which we are the primary beneficiary. As a result, we include the financial condition and results of operations of Symphony GenIsis in our condensed consolidated financial statements. Our condensed consolidated financial statements include the cash and cash equivalents held by Symphony GenIsis. Additionally, the condensed consolidated financial statements include line items called “Noncontrolling interest in Symphony GenIsis.” On the Condensed Consolidated Balance Sheets, this line item initially reflected the $75 million proceeds contributed into Symphony GenIsis less $4.1 million of structuring and legal fees and the $18.6 million fair value of the warrant issued by us to Symphony Capital. As we and Symphony GenIsis progress through our collaboration, this line item will be reduced by Symphony GenIsis’ expenditures, which were $6.7 million and $20.3 million in the three and nine months ended September 30, 2006, respectively, until the balance becomes zero. The reductions to the “Noncontrolling Interest in Symphony GenIsis” will be reflected in our Condensed Consolidated Statements of Operations using a similar caption and will improve our reported net loss.

Consistent with our expectations, the $6.7 million recognized as a benefit in the Noncontrolling Interest in Symphony GenIsis in the third quarter of 2006 was lower than the $13.6 million that was recognized in the second quarter of 2006. In the second quarter of 2006, the amount recognized in the Noncontrolling Interest in Symphony GenIsis included various one-time items that will not occur again during the last half of 2006. In the fourth quarter of 2006, we anticipate the Noncontrolling Interest in Symphony GenIsis to slightly increase from the amount recognized in the third quarter. In 2007, as the development of the compounds under the Symphony collaboration continue to progress, we anticipate Symphony GenIsis’ expenditures to increase, and therefore the benefit to our net loss applicable to common stock to increase accordingly.

Azimuth Opportunity Ltd.

On May 30, 2006, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $75 million of our common stock, or 14,578,970 shares whichever occurs first, over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 3.8% to 5.3%. To date, we have drawn down $20 million under the Azimuth equity line by issuing 2,707,543 shares at a weighted average price of approximately $7.39 per share. For the third quarter ended September 30, 2006, our Condensed Consolidated Balance Sheet reflected 872,330 shares issued for the $5 million initial draw at a weighted average price of approximately $5.73 per share.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. We discuss the development, selection and disclosure of such estimates with our audit committee each quarter. There are specific risks associated with these critical accounting policies that we describe in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as expected, and that best estimates routinely require adjustment. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

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

•      Determination of the appropriateness of the judgments and estimates used in allocating revenue and expenses to operating segments; and

•      Estimations to determine the fair value of stock-based compensation, which includes the expected life of the option, the expected stock price volatility over the term of the expected life and estimated forfeitures.

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

We often enter into collaborations where we receive non-refundable up-front payments for prior or future expenditures. We recognize revenue related to up-front payments ratably over the period of the contractual arrangements as we satisfy our performance obligations. Occasionally, we are required to estimate the period of a contractual arrangement or our performance obligations when the agreements we enter into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. We have made estimates of our continuing obligations on several agreements, including our collaborations with Antisense Therapeutics Ltd. (“ATL”), Lilly, OncoGenex, and Pfizer.

As part of our Lilly alliance, in 2001 Lilly provided us a $100 million interest-free loan to fund the companies’ joint research collaboration. We took quarterly draw downs against this loan and discounted the amounts to their net present value by imputing interest on the amount at 20%, which represented market conditions in place at the time we entered into the loan. We accreted the loan up to its face value over its term by recording interest expense. The difference between the cash received and the present value of the loan represented value Lilly gave to us to help fund the research collaboration. We accounted for this difference as deferred revenue and recognized it as revenue over the period of contractual performance. In August 2005, in accordance with its terms, we converted this loan into 2.5 million shares of our common stock. Concurrent with the conversion, we extended the research collaboration. As part of the conversion and collaboration extension, Lilly has agreed not to sell these shares until at least the fourth quarter of 2006, assuming the collaboration is not terminated earlier, in exchange for certain credits against milestones and royalties in the event of a stock price decline.

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

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license and/or royalty fees. We generally recognize as revenue immediately those licensing and royalty fees for which we have no future performance obligations and are reasonably assured of collecting the resulting receivable. In the third quarter of 2006, we earned licensing revenue of $750,000 from Alnylam as a result of Alnylam’s recently announced alliance with a major pharmaceutical company for the development of RNAi therapeutics. In addition, in October 2006, we received an $8 million payment from Drug Royalty USA, Inc. as partial payment for the monetization of Isis’ royalty rights in Macugen.

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

In addition to our investments in marketable securities, we also have equity investments in privately- and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near-term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs. During the second quarter of 2006, we recorded a net gain on investments. This net gain on investments represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we own offset by a non-cash loss on investment of $465,000 related to the impairment of our equity investment in ATL, which we believe is primarily a result of current financial market conditions related to biotechnology companies.

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

In the first nine months of 2006 and 2005, we incurred charges of $2.2 million and $14.8 million, respectively, related to the write-down of tangible and intangible assets, including equipment and patent costs that were non-essential to our current focus. The charge in 2005 was primarily related to our restructuring activities, which were primarily related to the sale of three of our buildings.

Valuation of Inventory

We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We expense these costs when we deliver our drugs to partners, or as we use these drugs in our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value of our inventory, including shelf lives of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $632,000 and $951,000 as of September 30, 2006 and December 31, 2005, respectively.

Estimated Liability for Clinical Development Costs

We maintain accrued liabilities related to unbilled costs for ongoing preclinical studies and clinical trials. These costs primarily relate to third-party clinical management costs, laboratory costs and analyses, toxicology studies and investigator grants, among other costs. We have multiple drugs in concurrent preclinical studies and clinical trials at several clinical sites throughout the world. We expect that at any given time we will have liabilities outstanding for our preclinical and clinical development costs related to products or services for which our service providers have not yet billed us. In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain an accrual to cover these costs. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. The ultimate settlement of these costs may differ materially from the amounts we have accrued in our condensed consolidated financial statements.

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

Segment Information

We provide segment financial information and results for our Drug Discovery and Development segment and our Ibis Biosciences division based on the segregation of revenue and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

Stock-Based Compensation

Prior to January 1, 2006, we adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, we have not previously recognized compensation expense for our stock option plans and our ESPP, except for compensation expense primarily related to the variable accounting of options from the 2003 option exchange program.

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our ESPP based on estimated fair values. We elected to use the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As of September 30, 2006, there was $7.5 million of total unrecognized compensation  cost related to non-vested stock-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.35 years.

We utilize the Black-Scholes model and assumptions discussed in Note 6 for estimating the fair value of the stock-based awards we granted. Compensation expense for all stock-based payment awards will continue to be recognized using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. Our risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and our ESPP. The dividend yield assumption is based on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use a weighted average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123R. The expected term of stock options granted represents the period of time that they are expected to be outstanding. For the 2002 Non-Employee Directors’ Stock Option Plan, we estimate the expected term of options granted based on historical exercise patterns. For the employee stock option plans, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107. We estimated forfeitures based on historical experience. For the periods prior to fiscal 2006, we accounted for forfeitures as they occurred in our pro forma information as required under SFAS 123.

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2006 was $3.3 million and $12.6 million, respectively, compared to $7.5 million and $25.5 million for the same periods in 2005. Our ability to maintain revenue at current levels will depend on new revenue sources and the expansion of existing revenue sources for the remainder of 2006.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Drug Discovery and Development:
Research and development revenue	$330	$3,693	$3,513	$16,044
Licensing and royalty revenue	784	336	1,327	797
	$1,114	$4,029	$4,840	$16,841

Ibis Biosciences Division
Research and development revenue	$1,988	$3,429	$7,596	$8,651
Assay services revenue (1)	151	—	151	—
Licensing and royalty revenue	—	—	—	—
	$2,139	$3,429	$7,747	$8,651

Total Revenue:
Research and development revenue	$2,318	$7,122	$11,109	$24,695
Assay services revenue (1)	151	—	151	—
Licensing and royalty revenue	784	336	1,327	797
	$3,253	$7,458	$12,587	$25,492

(1)  Ibis Biosciences’ assay services revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Drug Discovery and Development

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2006 was $330,000 and $3.5 million, respectively, compared to $3.7 million and $16.0 million for the same periods in 2005. The decrease for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to a decrease in revenue associated with our collaboration with Lilly, which was extended in August 2005 to focus on a select number of targets. Our revenue fluctuates based on the timing of activities under contract, and as a result, it frequently includes non-recurring items. For example, in 2005, we earned revenue from milestones we achieved under our collaboration with Pfizer. Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2006 was $784,000 and $1.3 million, respectively, compared to

$336,000 and $797,000 for the same periods in 2005. The increase for the three and nine months ended September 30, 2006 compared to the same periods in 2005, was primarily related to revenue we earned in the third quarter of 2006 from Alnylam as a result of Alnylam’s recently announced alliance with a major pharmaceutical company for the development of RNA interference (RNAi) therapeutics.

Ibis Biosciences Division

To develop the Ibis T5000 Biosensor System and related assay kits, our Ibis Biosciences division receives contracts and grants from U.S. government agencies. To date, Ibis has delivered four systems to our government partners for use in biodefense and epidemiological surveillance. Ibis recently received its first commercial order for two Ibis T5000 Biosensor Systems from a U.S. government agency for human forensics applications. Ibis plans to install the first system under this order before the end of the year and the second system early in 2007. In addition, in the third quarter of 2006, Ibis began earning commercial revenue from analyzing samples in its Assay Services Laboratory. Ibis’ recent achievements represent important steps in implementing its commercial plan.

In the third quarter of 2006, Ibis earned $151,000 of commercial revenue from analyzing samples in its Assay Services Laboratory. In addition, Ibis generated revenue from government contracts and grants of $2.0 million and $7.6 million for the three and nine months ended September 30, 2006, respectively, compared to revenue of $3.4 million and $8.7 million for the same periods in 2005. Ibis’ revenue from government contracts fluctuates based on when the contracts are awarded, the period of performance for the contracts and the funding amount of the contracts. For example, in 2006, two large government contracts that were active in 2005 ended, resulting in reduced revenue in the first nine months of 2006 compared to the same period in 2005 offset by several new contracts. Additionally, Ibis recently announced that it has successfully completed the first phase of its Challenge Grant from the NIAID, a part of the NIH, and has been granted funding for subsequent phases that provide for the installation of an Ibis T5000 Biosensor System at Johns Hopkins University Medical Center. Ibis expects that this additional funding, combined with extensions of other existing contracts and new contracts will be the basis for Ibis’ revenue from government contracts in the fourth quarter of 2006 and in 2007.

We receive our DARPA funding through a subcontract with San Diego-based Science Applications International Corporation or SAIC. Historically, we have generated the majority of our government-funded revenue through our collaboration with SAIC. This collaboration accounted for approximately 15% and 16% of our total revenue in the first nine months of 2006 and 2005, respectively, which represents 24% and 48% of our 2006 and 2005 Ibis Biosciences revenue, respectively. In the future, we expect that the percentage of revenue from SAIC will decrease as we continue to obtain additional contracts from other government agencies.

From inception through September 30, 2006, Ibis Biosciences has earned $55.6 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $8.0 million is committed under existing contracts and grants. We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2006 were $21.5 million and $64.0 million, respectively, compared to $19.6 million and $74.1 million for the same periods in 2005. We achieved a 14% decrease in our operating expenses in the first nine months of 2006 compared to the same period in 2005. The decrease in operating expenses for the nine months ended September 30, 2006 compared to the same period in 2005 reflected the impact of our reorganization in the first quarter of 2005. As anticipated, our operating expenses for the third quarter rose slightly in comparison to the average operating expenses for the first half of 2006. We expect operating expenses to continue to increase slightly during the fourth quarter of 2006 as we continue to expand the ISIS 301012 development program.

Included in our operating results for the three and nine months ended September 30, 2006 was $1.4 million and $4.2 million, respectively, of non-cash compensation expense related to stock options as required by SFAS 123R. Our operating expenses for the three and nine months ended September 30, 2005 included non-cash compensation expense/(benefit) of $15,000 and ($613,000), respectively, as a result of variable accounting for stock options. In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation related to stock options and costs associated with restructuring activities, which are not part of ongoing operations. We believe these items are not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding these items.

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations, our Ibis Biosciences division and R&D support costs. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Research and development expenses	$17,882	$18,212	$52,979	$61,523
Non-cash compensation expense related to stock options	1,091	—	3,348	—
Total research and development as reported	$18,973	$18,212	$56,327	$61,523

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Drug Discovery and Development	$15,915	$14,919	$46,715	$52,051
Ibis Biosciences Division	3,058	3,293	9,612	9,472
Total research and development expenses	$18,973	$18,212	$56,327	$61,523

For the three and nine months ended September 30, 2006, we incurred total research and development expenses, excluding stock compensation, of $17.9 million and $53.0 million, respectively, compared to $18.2 million and $61.5 million for the same periods in 2005. The $8.5 million decrease in the first nine months of 2006 compared to the same period in 2005, is attributed to cost savings achieved as a result of our restructuring activities, including significant reductions in personnel costs. We anticipate operating expenses to increase slightly in the fourth quarter of 2006 as we continue to advance the expansion of the ISIS 301012 program.

Antisense Drug Discovery

Antisense drug discovery costs for the three and nine months ended September 30, 2006 were $3.2 million and $9.9 million, respectively, compared to $3.8 million and $13.8 million for the same periods in 2005. The decrease of $3.9 million for the first nine months of 2006 compared to the same period in 2005 was principally the result of a decrease in personnel costs resulting from our 2005 restructuring activities. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Alicaforsen for Crohn’s disease	$3	$60	$5	$403
Other antisense development products	2,951	3,699	10,425	14,388
Development overhead costs	2,592	1,370	7,389	5,059
Total antisense drug development	$5,546	$5,129	$17,819	$19,850

Antisense drug development expenditures were $5.5 million and $17.8 million for the three and nine months ended September 30, 2006, respectively, compared to $5.1 million and $19.9 million for the same periods in 2005. The decrease of $2.1 million for the first nine months of 2006 compared to the same period in 2005 was primarily due to cost savings resulting from our decision to focus our research and development resources on our key programs, specifically ISIS 301012 and ISIS 113715, and the decision to discontinue development of ISIS 104838, ISIS 14803 and alicaforsen for Crohn’s disease. These reductions were offset by increased spending on ISIS 301012 in the third quarter of 2006 compared to the same period in 2005. The increased spending on ISIS 301012 is a result of the expansion of the development program for this drug. We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are really research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, eight of our 14 drug candidates, which substantially reduces our development costs.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. This function is responsible for providing drug supplies to antisense research and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. These costs for the three and nine months ended September 30, 2006 were $1.4 million and $4.4 million, respectively, compared to $1.6 million and $4.9 million for the same periods in 2005. The decrease for the three and nine months ended September 30, 2006 was primarily related to decreased personnel costs resulting from our 2005 restructuring activities. Also contributing to the decrease was lower levels of oligonucleotide manufacturing in 2006 compared to 2005.

Ibis Biosciences Division

Our Ibis research and development expenses are primarily the result of our performance under our government contracts in support of our ongoing development of our Ibis T5000 Biosensor System and related assay kits. Our Ibis expenses include all contract-related costs we incur on behalf of government agencies in connection with the performance of our obligations under the respective contracts, including costs for equipment to which the government retains title. Research and development expenditures in Ibis Biosciences include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of our Ibis T5000 Biosensor System. In 2006, Ibis is incurring costs to support deployed Ibis biosensor systems and the preparations necessary to move towards commercialization. Further, we allocate a portion of R&D support costs and selling, general and administrative costs to Ibis. Ibis’ research and development expenses, excluding stock-based compensation, for the three and nine months ended September 30, 2006, were $2.9 million and $9.1 million, respectively, compared to $3.3 million and $9.5 million for the same periods in 2005. The decrease primarily reflects a decrease in pass-through equipment costs under our government contracts in the three and nine months ended September 30, 2006 compared to the same periods in 2005. Ibis has delivered four systems to its government partners for use in biodefense and epidemiological surveillance. Ibis recently received its first commercial order for two Ibis T5000 Biosensor Systems from a U.S. government agency for human forensics applications. In addition, in the third quarter of 2006, Ibis Biosciences began earning commercial revenue from analyzing samples in its Assay Services Laboratory. We expect costs and expenses for our Ibis Biosciences division to increase as we continue to expand this business.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Personnel costs	$1,405	$1,447	$4,403	$4,330
Occupancy	1,553	1,600	4,480	5,318
Depreciation and amortization	2,692	1,312	5,267	3,854
Insurance	255	278	775	872
Other	323	467	1,207	1,253
Total R&D support costs	$6,228	$5,104	$16,132	$15,627

R&D support costs for the three and nine months ended September 30, 2006 were $6.2 million and $16.1 million, respectively, compared to $5.1 million and $15.6 million for the same periods in 2005. The increase of $505,000 in the first nine months of 2006 compared to the same period in 2005 was primarily due to an increase in patent application costs that were abandoned and written-off during the nine months ended September 30, 2006 compared to the same period in 2005 offset by decreased facilities expenses resulting from our restructuring activities, which included consolidation and closure of facilities and the write-down of equipment.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Drug Discovery and Development	$5,659	$4,333	$14,276	$13,456
Ibis Biosciences Division	569	771	1,856	2,171
Total R&D support costs	$6,228	$5,104	$16,132	$15,627

Selling, General and Administrative

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$2,497	$1,724	$7,257	$5,771
Non-cash compensation expense related to stock options	326	—	842	—
Total selling, general and administrative as reported	$2,823	$1,724	$8,099	$5,771

Selling, general and administrative expenses, excluding stock-based compensation expense, for the three and nine months ended September 30, 2006 were $2.5 million and $7.3 million, respectively, compared to $1.7 million and $5.8 million for the same periods in 2005. The increase for the three and nine months ended September 30, 2006 compared to the same periods in 2005 is a result of increased selling, general and administrative expenses associated with the commercialization of the Ibis T5000 Biosensor System, the addition of general and administrative expenses that are consolidated from Symphony GenIsis and legal fees incurred for the Ajinomoto arbitration. As Ibis continues to execute its commercialization plan, we expect selling, general and administrative expense for Ibis to continue to increase.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Drug Discovery and Development	$2,087	$1,491	$6,310	$4,988
Ibis Biosciences Division	736	233	1,789	783
Total selling, general and administrative expenses	$2,823	$1,724	$8,099	$5,771

Compensation Expense Related to the Variable Accounting of Stock Options

Compensation expense/(benefit) related to the variable accounting of stock options for the three and nine months ended September 30, 2005 was $15,000 and ($613,000), respectively. Changes in compensation expense/(benefit) were primarily related to the effects of using variable accounting to account for stock options associated with the employee stock option exchange program initiated in April 2003. We accounted for options affected by the employee stock option exchange program as variable stock options in accordance with APB 25 and FIN 44.

Restructuring Activities

During the three and nine months ended September 30, 2006, we recorded a benefit of $279,000 and $457,000, respectively, compared to ($349,000) and $7.4 million of (benefit)/expense for the same periods in 2005 for restructuring activities resulting from our decision to focus our resources on key programs. The 2005 charge for restructuring activities consisted of costs associated with employee terminations, the consolidation of our facilities, termination of certain contractual obligations, and the closure of our research and development laboratory in Singapore.

In the second quarter of 2006, we successfully negotiated a contract modification with one of our vendors. The amount of the contract modification was $265,000 less than the amount that had been previously accrued; therefore, we recognized a benefit for this amount in restructuring activities for the nine months ended September 30, 2006. Additionally in the third quarter of 2006, we negotiated a lease termination agreement with the landlord of a building that we vacated in 2005 as part of the restructuring activities. The early termination of the lease resulted in a benefit of approximately $350,000 over what was previously accrued. This benefit is reflected in the restructuring activities for the three and nine months ended September 30, 2006.

Investment Income

Investment income for the three and nine months ended September 30, 2006 totaled $1.7 million and $3.8 million, respectively, compared to $1.2 million and $2.1 million for the same periods in 2005. The increase in investment income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to our higher average returns on our investments caused by higher interest rates for the first nine months of 2006 compared to the first nine months of 2005 and a higher average cash balance as a result of the funds held by Symphony GenIsis.

Interest Expense

Interest expense for the three and nine months ended September 30, 2006 totaled $2.3 million and $6.8 million, respectively, compared to $4.3 million and $18.0 million for the same periods in 2005. This decrease was due to the effect of a lower debt balance during 2006 than during 2005 primarily related to the conversion of our $100 million Lilly loan in the third quarter of 2005.

Gain on Investments, net

Gain on investments for the three and nine months ended September 30, 2006 was $0 and $2.3 million, respectively and $0 for the same periods in 2005. The gain on investments in 2006 reflected a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we own offset by a non-cash loss of $465,000 related to the impairment of our equity investment in ATL. The impairment reflects the decrease in the market value of ATL’s stock, which we believe is a result of current financial market conditions related to biotechnology companies.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three and nine months ended September 30, 2006 was $12.1 million and $31.8 million, respectively, compared with a net loss applicable to common stock of $15.2 million and $64.5 million, for the same periods in 2005. As a result of consolidating the results of Symphony GenIsis, we recognized a benefit of $6.7 million and $20.3 million, respectively in the Noncontrolling Interest in Symphony GenIsis for the three and nine months ended September 30, 2006. This benefit was a significant reason for the improvement in our net loss applicable to common stock in the first nine months of 2006 compared to the same period in 2005. The decrease in the net loss applicable to common stock was also impacted by an increase from the gain on investments and a decrease in interest expense offset by an increase in our loss from operations.

Consistent with our expectations, the $6.7 million recognized as a benefit in the Noncontrolling Interest in Symphony GenIsis in the third quarter of 2006 was lower than the $13.6 million that was recognized in the second quarter of 2006. In the second quarter of 2006, the amount recognized in the Noncontrolling Interest in Symphony GenIsis included various one-time items that will not occur again during the last half of 2006. In the fourth quarter of 2006, we anticipate the Noncontrolling Interest in Symphony GenIsis to slightly increase from the amount recognized in the third quarter. In 2007, as the development of the compounds under the Symphony collaboration continue to progress, we anticipate Symphony GenIsis’ expenditures to increase, and therefore the benefit to our net loss applicable to common stock to increase accordingly.

Net Loss Per Share

Net loss per share for the three and nine months ended September 30, 2006 was $0.16 and $0.44 per share, respectively, compared to a net loss per share for the same periods in 2005 of $0.24 and $1.08 per share. In August 2005, we issued approximately 12 million shares of common stock in a private placement that raised net proceeds of $48 million. Also in August 2005, we issued 2.5 million shares to Lilly in connection with the conversion of our $100 million Lilly loan. These additional shares combined with the substantial decrease in net loss applicable to common stock, were a significant reason for the decrease in net loss per share for the first nine months of 2006 compared to the same period in 2005. As we make additional draw downs on our equity line with Azimuth, we expect further dilution.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2006, we have earned approximately $495.8 million in revenue from contract research and development and the sale and licensing of our intellectual property. Since we were founded, we have raised net proceeds of approximately $651.4 million from the sale of equity securities. We have borrowed approximately $386.7 million under long-term debt arrangements to finance a portion of our operations.

At September 30, 2006, we had cash, cash equivalents and short-term investments of $126.9 million, which includes $58.6 million of cash and cash equivalents held by Symphony GenIsis. We had consolidated working capital of $117.5 million and stockholders’ equity of $1.6 million. In comparison, we had cash, cash equivalents and short-term investments of $94.4 million, working capital of $82.1 million and stockholders’ equity of $2.7 million as of December 31, 2005. The increase in our cash, cash equivalents and short-term investments and working capital were due primarily to the consolidation of the cash and cash equivalents held by Symphony GenIsis along with proceeds of $5.0 million that we received from the initial draw down under the Azimuth equity financing, $4.4 million that we received from the sale of a portion of our Alnylam equity securities and amounts received from contracts and stock option exercises, offset by cash used in operations.

As of September 30, 2006, our debt and other obligations totaled $142.4 million, compared to $147.8 million at December 31, 2005. We will continue to use lease financing as long as the terms are commercially attractive.

Based on reasonable assumptions for new sources of revenue and cash, we believe we have sufficient resources to meet our anticipated requirements through at least the end of 2008. The following table summarizes our contractual obligations as of September 30, 2006. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
5 1/2% Convertible Subordinated Notes	$125.0	$—	$125.0	$—	$—
Silicon Valley Bank Term Loan	15.6	6.6	9.0	—	—
Capital Lease and Other Obligations	1.8	1.1	0.5	0.1	0.1
Operating Leases	23.5	3.0	5.5	4.4	10.6

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank, capital leases and other obligations.

In December 2003, we secured a $32 million term loan from Silicon Valley Bank to retire our existing debt to Boehringer Ingelheim, and Elan Corporation. We amortize the term loan over sixty months. The term loan requires equal monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 8% at September 30, 2006. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at September 30, 2006 was $15.6 million.

In May 2002, we completed a $125 million convertible debt offering, which raised proceeds of approximately $120.9 million, net of $4.1 million in issuance costs. The subordinated notes bear interest at 5.5%, which is payable semi-annually, and mature in May 2009. Holders of the subordinated notes can, at any time, convert the notes into shares of common stock at a conversion price of $16.625 per share. At September 30, 2006, the principal outstanding on the notes was $125 million.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2006 for the purchase of services, equipment and materials as part of our normal course of business.

In May 2006, we obtained a $75 million equity financing commitment from Azimuth Opportunity Ltd. Under this arrangement, we may at our discretion, from time to time, sell registered shares of our common stock at a small discount, ranging from 3.8% to 5.3%, to the market price to Azimuth Opportunity over the 18-month term of the purchase agreement. To date, we have drawn down $20 million under the Azimuth equity line by issuing 2,707,543 shares at a weighted average price of approximately $7.39 per share, which leaves $55 million, or 11,871,427 shares, whichever occurs first, still available under the equity line. For the third quarter ended September 30, 2006, our Condensed Consolidated Balance Sheet reflected 872,330 shares issued for the $5 million initial draw at a weighted average price of approximately $5.73 per share.

We plan to continue to enter into more collaborations with partners to provide for additional revenue and cash to us, and we may be required to incur additional cash expenditures related to our obligations under any of the new agreements we may enter into. We currently intend to use our cash and short-term equivalents to finance our activities. However, we may also pursue other financing alternatives, like issuing additional shares of our common stock, issuing debt instruments, refinancing our existing debt or securing lines of credit. Whether we use our existing capital resources or choose to obtain financing will depend on various factors, including the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information in this report on Form 10-Q, you should carefully consider the risks described below before purchasing our securities. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2006, we had accumulated losses of approximately $802.6 million and stockholders’ equity of approximately $1.6 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from interest income and research grants and the sale or licensing of patents. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

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

If we need additional funds, we may need to raise them through public or private financing. Additional financing may not be available at all or on acceptable terms. If we raise additional funds by issuing equity securities, the shares of existing stockholders will be diluted and their price, as well as the price of our other securities, may decline. If adequate funds are not available or not available on acceptable terms, we may have to cut back on one or more of our research, drug discovery or development programs. For example, in January 2005 we decided to terminate the development of two lower priority drugs, ISIS 14803 and ISIS 104838. Alternatively, we may obtain funds through arrangements with collaborative partners or others, which could require us to give up rights to certain of our technologies, product candidates or products.

If any of our collaborative partners fail to fund our collaborative programs or develop or sell any of our products under development, or if we cannot obtain additional partners, we may have to delay or stop progress on our product development programs.*

To date, corporate partnering has played a key role in our strategy to fund our development programs and to add key development resources. We plan to continue to rely on additional collaborative arrangements to develop and commercialize our products. However, we may not be able to negotiate additional attractive collaborative arrangements, and, even if negotiated, the collaborative arrangements may not be successful.

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

Other drugs in our development pipeline are being developed and/or funded by corporate partners, including Antisense Therapeutics Limited, iCo Therapeutics, Inc., ImQuest Pharmaceuticals, Inc., OncoGenex Technologies Inc. and Lilly. We have received significant financial support from United States Government-funded grants and contracts for our Ibis Biosciences division and the development of our Ibis T5000 Biosensor System. The United States Government can unilaterally terminate these contracts and grants at its convenience at any time, even if we have fully performed our obligations. If any of these pharmaceutical companies or government partners stopped funding and/or developing these products, our business could suffer and we may not have the resources available to develop these products on our own.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2006, the market price of our common stock ranged from $4.20 to $9.50 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

If registration rights that we have previously granted are exercised or shares under our shelf registration statement are issued, then the price of our securities may be negatively affected.*

We have granted registration rights to Lilly and Symphony GenIsis Holdings LLC, which cover approximately 6.75 million shares of our common stock, which we issued to Lilly upon the conversion of outstanding convertible securities or are issuable upon the exercise of the warrant we issued to Symphony GenIsis Holdings. We also registered for resale 12,000,000 shares of our common stock and 2,999,998 shares of our common stock issuable upon the exercise of the warrant, which we issued as part of our August 2005 private placement. In addition, on December 22, 2005, we filed a Form S-3 shelf registration statement with the SEC to register up to $200,000,000 worth of our common stock for possible issuance. The addition of these shares into the market may have an adverse effect on the price of our securities.

If we sell shares of our common stock under our equity line of credit arrangement, our existing common stockholders will experience immediate dilution and our stock price may fall.*

We have entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $75 million of our common stock, or 14,578,970 shares, whichever occurs first over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 3.8% to 5.3%. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we will incur additional expenses and will suffer a diversion of management’s time. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board (PCAOB) or the NASDAQ Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

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

In March 2003, we reported the results of a Phase 3 clinical trial of Affinitak in patients with late-stage non-small cell lung cancer and in October 2004, we reported the results of a second similar Phase 3 clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient enough to support an NDA filing. In December 2004, we reported the results of our Phase 3 clinical trials of alicaforsen in patients with active Crohn’s disease, in which alicaforsen did not demonstrate statistically significant induction of clinical remissions compared to placebo. Similar results could occur with the trials for our other drugs. If any of our drugs in clinical studies do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

We have licensed the intellectual property, including commercialization rights, to our apoB-100, GCGR, and GCCR programs to Symphony GenIsis, Inc. and will not receive any future royalties or revenues with respect to the products in these programs, including ISIS 301012 and ISIS 325568 unless we exercise our option to acquire all of these product candidates in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.*

We have licensed to Symphony GenIsis our intellectual property rights, including commercialization rights, to our apoB-100, GCGR, and GCCR Programs in exchange for Symphony GenIsis’ investment of $75 million to advance the clinical development of these programs. In exchange for this investment and for the five-year warrant to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of Symphony GenIsis, thereby allowing us to reacquire our apoB-100, GCGR and GCCR programs, which include ISIS 301012 and ISIS 325568. The purchase option exercise price reflects a compounded annual rate of return that averages 32% and is 27% at the end of the anticipated four-year collaborative development period. We may pay the option exercise price in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

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

Disagreements between Symphony GenIsis and us regarding the development of our product candidates in our apoB-100, GCGR, and GCCR programs may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.*

We have licensed to Symphony GenIsis our intellectual property rights, including commercialization rights, to our product candidates in our apoB-100, GCGR, and GCCR programs in exchange for Symphony GenIsis’ investment of $75 million to advance the clinical development of these programs. We are responsible for developing these product candidates in accordance with a specified development plan and related development budget. The Symphony GenIsis development committee supervises our development activities. The development committee is comprised of an equal number of representatives from Isis and Symphony GenIsis. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Isis and Symphony GenIsis. Any disagreements between Symphony GenIsis and us regarding a development decision may cause significant delays in the development and commercialization of our product candidates within our apoB-100, GCGR, and GCCR programs.

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

•      Reimbursement policies of government and third-party payers.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our clinical trials for our product candidates and expect to continue to do so in the future. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

Risks Associated with our Ibis Biosciences Division

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

We will depend on Bruker Daltonics to manufacture the Ibis T5000 Biosensor System and any failure of Bruker to fulfill its obligations could harm or delay our commercialization efforts.*

In July 2006, Ibis Biosciences entered into a strategic alliance with Bruker Daltonics to manufacture and distribute the Ibis T5000 Biosensor System. Bruker will be the exclusive, worldwide manufacturer of the Ibis T5000 Biosensor System and will also be responsible for order processing, system installations and service in North America, Europe and the Middle East. In Europe and the Middle East, Bruker will have exclusive rights to sell Ibis T5000 Biosensor Systems and Ibis assay kits for various government applications, and non-exclusive rights to sell to customers for all other applications except diagnostics. As such, we rely heavily on Bruker to successfully manufacture and distribute our Ibis T5000 Biosensor System, but do not control many aspects of Bruker’s activities. If Bruker fails to carry out its obligations under our alliance, such failure could harm or delay the commercialization of our Ibis T5000 Biosensor System.

If we fail to secure additional commercial partners for our Ibis T5000 Biosensor System, our commercialization efforts for our Ibis T5000 Biosensor System may be harmed or delayed.*

In addition to Bruker, we may depend on third parties to commercialize our Ibis T5000 Biosensor System, particularly in the areas of hospital-associated infection control and infectious disease diagnostics. If we are unable to reach agreements with suitable third parties, we may fail to meet our business objectives for the Ibis T5000 Biosensor System. We may not successfully establish a relationship in these markets or be able to make alternative arrangements. Moreover, these relationships may not succeed, may require us to give up a part of our ownership interest, or may diminish our revenue targets on our Ibis Biosciences instruments and related assay kits.

We depend on government contracts for most of our revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows and our ability to fund our growth.*

Virtually all of our Ibis Biosciences business’ revenue is from the sale of services and products to the United States government. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce our revenues and cash flows from U.S. government contracts. Our revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

For the nine months ended September 30, 2006, we derived approximately 62% of our revenue from agencies of the United States government, including through our subcontract with SAIC. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our United States Government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. If United States defense and other federal agencies choose to reduce their purchases under our contracts, exercise their right to terminate contracts, fail to exercise options to renew contracts or limit our ability to obtain new contract awards, our revenues and cash flows could be adversely affected.

We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact our revenues, operating expenses and operating margins.

Under our agreements with the United States government, we must comply with and are affected by various government regulations that impact our operating costs, operating margins and our internal organization and operation of our businesses. These regulations affect how our customers and we do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of our Ibis Biosciences business. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

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

If our Ibis Biosciences business fails to compete effectively, it may not succeed or contribute significant revenues.

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

Improvements in preventing major diseases could reduce the need for our Ibis T5000 Biosensor instruments and related assay kits, which in turn could reduce our revenues.

We expect to derive a significant portion of our revenues from the sale of assay kits necessary to use our Ibis T5000 Biosensor System. The need to quickly identify and contain major threats, such as the avian flu, could increase the demand for our assay kits. Conversely, improvements in containing or treating a threat, such as vaccines, would significantly reduce the need to identify and contain the threat. Any reduction in the need to identify or contain a threat could diminish the need for our assay kits, which could reduce our revenues.

Our plans to commercialize the Ibis T5000 internationally are subject to additional risks that could negatively affect our operating results.*

Our success will depend in part on our ability to market and sell Ibis T5000 biosensors and assay kits in foreign markets. Expanding our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks including:

•      Trade protective measures and import or export licensing requirements or other restrictive actions by U.S. and foreign governments could prevent or limit our international sales;

•      Reduced protection of intellectual property rights;

•      Changes in foreign currency exchange rates;

•      Changes in specific country’s or region’s political or economic conditions; and

•      Changes in tax laws.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.

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

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Ajinomoto Co., Inc. v. Isis Pharmaceuticals, Inc. On or about January 27, 2005, Ajinomoto Co., Inc., or Ajinomoto, filed a Demand for Arbitration against us with the American Arbitration Association in San Diego, California. The Demand related to a February 17, 1994 license agreement between Ajinomoto and us, that licensed certain intellectual property, including United States Patent No. 5,013,830, or the ‘830 patent, in exchange for initial payments, royalties and certain milestone payments relating to the development of products covered by the license. Ajinomoto alleged that several products developed by us are covered by the ‘830 patent, and thus by the license. In September 2006, Isis and Ajinomoto entered into a Settlement and Non-Exclusive License Agreement. Accordingly, Isis has recorded a $418,000 charge, which represents the present value of Isis’ liability under this agreement.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.                  DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                  OTHER INFORMATION

Not applicable

ITEM 6.                  EXHIBITS

a.             Exhibits

Exhibit Number	Description of Document
10.1	Manufacturing, Commercialization and Development Agreement between the Company and Bruker Daltonics, Inc. dated July 31, 2006 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 7, 2006

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	November 7, 2006