Form 10-Q
period 2007-03-31
ISIS PHARMACEUTICALS INC
filed 2007-05-10
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares of voting common stock outstanding as of May 7, 2007 was 82,534,511.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

AffinitakTM is a trademark of Eli Lilly and Company.

OrasenseTM is a trademark of Isis Pharmaceuticals, Inc.

Ibis BiosciencesTM is a trademark of Isis Pharmaceuticals, Inc.

Ibis T5000TM is a trademark of Isis Pharmaceuticals, Inc.

Vitravene® is a registered trademark of Novartis AG.

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $49.6 million and $54.8 million at March 31, 2007 and December 31, 2006, respectively)	$183,423	$114,514
Short-term investments	102,131	78,819
Contracts receivable	2,057	2,395
Inventory	1,093	861
Other current assets	7,363	9,614
Total current assets	296,067	206,203

Property, plant and equipment, net	7,042	7,157
Licenses, net	20,851	21,435
Patents, net	17,037	16,836
Debt issuance costs	6,110	1,400
Deposits and other assets	2,797	2,876
Total assets	$349,904	$255,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,274	$4,288
Accrued compensation	2,017	6,222
Accrued liabilities	7,300	6,071
Current portion of 5 1/2% convertible subordinated notes	80,825	—
Current portion of long-term obligations	7,482	7,514
Current portion of deferred contract revenue	1,043	1,044
Total current liabilities	101,941	25,139
5 1/2% convertible subordinated notes	—	125,000
2 5/8% convertible subordinated notes	162,500	—
Long-term obligations, less current portion	5,889	7,822
Long-term deferred contract revenue	143	44
Total liabilities	270,473	158,005

Noncontrolling interest in Symphony GenIsis, Inc	22,533	29,339

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 82,497,982 and 82,283,693 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	82	82
Additional paid-in capital	884,506	880,954
Accumulated other comprehensive income	2,081	4,278
Accumulated deficit	(829,771)	(816,751)
Total stockholders’ equity	56,898	68,563
Total liabilities, noncontrolling interest and stockholders’ equity	$349,904	$255,907

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Research and development revenue under collaborative agreements	$2,002	$4,468
Licensing and royalty revenue	448	490
Total revenue	2,450	4,958

Expenses:
Research and development	19,949	18,372
Selling, general and administrative	3,402	2,566
Restructuring activities	—	36
Total operating expenses	23,351	20,974

Loss from operations	(20,901)	(16,016)

Other income (expense):
Investment income	3,401	811
Interest expense	(2,628)	(2,275)
Gain on investments	1,521	—
Loss on early retirement of debt	(1,219)	—

Net loss before noncontrolling interest in Symphony GenIsis, Inc.	(19,826)	(17,480)

Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	6,806	—

Net loss applicable to common stock	$(13,020)	$(17,480)

Basic and diluted net loss per share	$(0.16)	$(0.24)

Shares used in computing basic and diluted net loss per share	82,456	72,377

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	$(20,795)	$(16,166)

Investing activities:
Purchases of short-term investments	(47,493)	(19,270)
Proceeds from the sale of short-term investments	24,481	23,000
Purchases of property, plant and equipment	(539)	(117)
Acquisition of licenses and other assets	(354)	(514)
Proceeds from the sale of strategic investments	2,245	—
Net cash provided by (used in) investing activities	(21,660)	3,099

Financing activities:
Net proceeds from issuance of equity	1,188	2,731
Proceeds from issuance of 2 5/8% convertible subordinated notes, net of issuance costs	157,067	—
Principal and redemption premium payment on prepayment of the 5 1/2% convertible subordinated notes	(44,926)	—
Principal payments on debt and capital lease obligations	(1,965)	(1,945)
Net cash provided by financing activities	111,364	786

Net increase (decrease) in cash and cash equivalents	68,909	(12,281)
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $54.8 million and $0 at December 31, 2006 and 2005, respectively) at beginning of period	114,514	50,885
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $49.6 million and $0 at March 31, 2007 and 2006, respectively) at end of period	$183,423	$38,604

Supplemental disclosures of cash flow information:
Interest paid	$860	$409

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$443	$261

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2007 and 2006 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2006. The financial statements include all normal recurring adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ibis Biosciences, Inc. (“Ibis”), Isis Pharmaceuticals Singapore Pte Ltd., Isis USA Ltd. and Orasense, Ltd.  On October 25, 2006, Isis dissolved the Orasense, Ltd. subsidiary. As part of its restructuring activities, Isis closed its Singapore operations in early 2005. In addition to its wholly owned subsidiaries, the condensed consolidated financial statements include one variable interest entity, Symphony GenIsis, Inc., for which Isis is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) 46R (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51. All significant intercompany balances and transactions have been eliminated.

2.                                      Significant Accounting Policies

Revenue recognition

Isis follows the provisions as set forth by Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Isis generally recognizes revenue when it has satisfied all contractual obligations and is reasonably assured of collecting the resulting receivable. Isis is often entitled to bill its customers and receive payment from its customers in advance of recognizing the revenue under current accounting rules. In those instances where Isis has billed its customers or received payment from its customers in advance of recognizing revenue, the amounts are included in deferred revenue on the balance sheet.

Research and development revenue under collaborative agreements

Isis often enters into collaborations where it receives non-refundable upfront payments for prior or future expenditures. Isis recognizes revenue related to upfront payments ratably over the period of the contractual arrangements as it satisfies its performance obligations. Occasionally, Isis is required to estimate the period of a contractual arrangement or its performance obligations when the agreements it enters into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. Isis has made estimates of its continuing obligations on several agreements.

Isis’ collaborations often include contractual milestones. When it achieves these milestones, it is entitled to payment, as defined by the underlying agreements. Isis generally recognizes revenue related to milestone payments upon completion of the milestone’s performance requirement, as long as it is reasonably assured of collecting the resulting receivable and it is not obligated for future performance related to the achievement of the milestone.

Isis generally recognizes revenue related to the sale of its drug inventory as it ships or delivers drugs to its partners. In several instances, Isis completed the manufacturing of drugs, but its partners asked it to deliver the drug on a later date. Under these circumstances, Isis ensured that its obligations were complete under the terms of the manufacturing agreement in place and title had transferred to the customer before it recognized the related revenue.

Isis often enters into revenue arrangements that contain multiple deliverables. In these cases, it recognizes revenue from each element of the arrangement as long as it is able to determine a separate value for each element, it has completed its obligation to deliver or perform on that element and it is reasonably assured of collecting the resulting receivable.

In the fourth quarter of 2006 and the first quarter of 2007, Isis delivered its first two commercial Ibis T5000 Biosensor Systems. The sale of each Ibis T5000 Biosensor System contains multiple elements. Since Isis had no previous experience of commercially selling the Ibis T5000 Biosensor System, it had no basis to determine the fair values of the various elements included in each system; therefore, it must account for the entire system as one deliverable and recognize revenue over the entire period of performance. For a one-year period following the sale, Isis has ongoing support obligations for the Ibis T5000 Biosensor System, therefore it is amortizing the revenue for the entire system over a one-year period. Once Isis obtains a sufficient number of sales to enable it to identify each element’s fair value, it will be able to recognize revenue separately for each element.

Licensing and royalty revenue

Isis often enters into agreements to license its proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. Isis generally recognizes as revenue immediately those licensing fees and royalties for which it has no future performance obligations and is reasonably assured of collecting the resulting receivable.

Short-term investments

Isis has equity investments in privately- and publicly-held biotechnology companies. Isis holds ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below cost in Isis’ equity positions is other-than-temporary, Isis examines historical trends in the stock price, the financial condition of the issuer and the near term prospects of the issuer. When Isis determines that a decline in value is other-than-temporary, Isis recognizes an impairment loss in the period in which the other-than-temporary decline occurs.  Isis determined that there were no other-than-temporary declines in value of its investments during the three months ended March 31, 2007 and 2006.  During the first quarter of 2007, Isis sold a portion of the equity securities of Alnylam Pharmaceuticals, Inc. that it owned resulting in a realized gain of $1.5 million.  In April 2007, Isis sold the remaining equity securities of Alnylam resulting in a realized gain of $2.0 million, which will be reflected in the statement of operations in the second quarter of 2007.

Inventory valuation

Isis includes in inventory material costs for drugs that Isis manufactures for its partners under contractual terms and that Isis uses primarily in its clinical development activities and drug products. Isis expenses these costs when it delivers its drugs to partners, or as it provides these drugs for its own clinical trials. Also included in inventory are material costs and related manufacturing costs associated with the Ibis T5000 Biosensor System and related assay kits. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. Isis considers several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $1.1 million and $861,000 as of March 31, 2007 and December 31, 2006, respectively.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they include costs for patent applications that have future value. Isis evaluates costs related to patents that Isis is not actively pursuing and writes off any of these costs, if appropriate. Isis amortizes patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued.  For the first three months of 2007 and 2006, Isis recorded a non-cash charge of $168,000 and $176,000, which was included in research and development expenses and was related to the write-down of its patent costs to their estimated net realizable values.

Long-lived assets

Isis periodically evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. Isis has adopted Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets. Isis recorded a charge of $168,000 and $176,000 for the first quarter of 2007 and 2006, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values.

Income taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, Isis must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The accounting provisions of FIN 48 became effective for Isis beginning January 1, 2007.

At December 31, 2006, Isis had federal, foreign and California tax net operating loss (“NOL”) carryfowards of approximately $560.0 million, $1.0 million and $179.5 million, respectively.  The federal and California NOL carryforwards began expiring in 2007.  The foreign NOL may be carried forward indefinitely and used to offset future taxable profits in the foreign jurisdiction in which this NOL arose, provided there is no substantial change in ownership.  Isis also had federal and California research and development (“R&D”) credit carryforwards of approximately $25.7 million and $18.5 million, respectively.  The R&D tax credits began expiring in 2007.  Because realization of such tax benefits is uncertain, Isis has provided a 100% valuation allowance. As a result of the adoption of FIN 48, Isis has not recorded any change to retained earnings at January 1, 2007 and it had no unrecognized tax benefits that, if recognized, would favorably affect Isis' effective income tax rate in future periods.  At March 31, 2007, Isis had no unrecognized tax benefits.  Isis' continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  Isis had no accrued interest or penalties at January 1, 2007 and March 31, 2007.

Isis has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since Isis’ formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future.  If Isis experienced a greater than 50% change or shift in ownership over a 3-year time frame since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383.  The annual limitation generally is determined by multiplying the value of Isis’ stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Isis is subject to taxation in the US and various state jurisdictions.  Isis’ tax years for 1989 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized NOL’s and R&D credits.  Isis’ tax years for 2001 and 2002 are currently being audited by California’s Franchise Tax Board.

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

Consolidation of variable interest entities

Isis has implemented the provisions of FIN 46R which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of March 31, 2007, Isis had collaborative arrangements with six entities that it considers to be variable interest entities (“VIE”) under FIN 46R.

In April 2006, Isis entered into a collaboration with Symphony Capital Partners, L.P. and a group of co-investors to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program, ISIS 325568 and ISIS 377131. Symphony Capital formed Symphony GenIsis, Inc., capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis treats Symphony GenIsis as a VIE for which Isis is the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis included the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements.  The creditors of Symphony GenIsis do not have recourse to the general credit of Isis.

As part of the collaboration between Isis and Atlantic Healthcare (UK) Limited, during March 2007, Isis licensed alicaforsen, its ICAM-1 antisense drug, to Atlantic, in exchange for $2.0 million of Atlantic’s common stock. Isis has recognized a valuation allowance of $2.0 million to offset the equity instrument, as realization of this asset is uncertain. Isis is not required to consolidate Atlantic’s results of operations under FIN 46R as Isis is not the primary beneficiary.

Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Comprehensive loss:
Unrealized holding gains (losses)	$(780)	$2,561
Reclassification adjustment for realized gains included in net income	(1,417)	—
Net loss applicable to common stock	(13,020)	(17,480)
Comprehensive loss	$(15,217)	$(14,919)

Stock-based compensation expense

Isis accounts for its stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  Isis estimates the fair value of each stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted in the first quarter of 2007 and 2006, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107.

For the quarter ended March 31, 2007 and 2006, Isis used the following weighted-average assumptions in its Black-Scholes calculations:

Employee Stock Option Plan:

	March 31,
	2007	2006
Risk-free interest rate	4.7%	4.3%
Dividend yield	0.0%	0.0%
Volatility	63.8%	68.7%
Expected Life	4.6 years	4.6 years

ESPP:

	March 31,
	2007	2006
Risk-free interest rate	5.1%	4.4%
Dividend yield	0.0%	0.0%
Volatility	56.1%	45.8%
Expected Life	6 months	6 months

Stock-based compensation expense for the three months ended March 31, 2007 and 2006 (in thousands, except per share data) was allocated as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Research and development	$1,926	$1,153
Selling, general and administrative	438	221
Non-cash compensation expense related to stock options included in operating expenses	$2,364	$1,374
Basic and diluted net loss per share	$(0.03)	$(0.02)

As of March 31, 2007, total unrecognized compensation cost related to non-vested stock-based compensation plans was $15.4 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  Isis expects to recognize this cost over a weighted average period of 1.5 years.

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies across a broad number of other accounting pronouncements that require or permit fair value measurements. This Statement is effective for all financial statements issued for fiscal years that begin after November 15, 2007. Isis is currently evaluating the impact of adopting SFAS 157 to determine the effects, if any, on its operating results and financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (“GAAP”), such as historical cost.  The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement.  SFAS 159 is effective for all financial statements issued for fiscal years that begin after November 15, 2007.  Isis does not expect a material impact on its financial statements.

3.                                    Long-Term Obligations

In January 2007, Isis completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8%, which is payable semi-annually.  The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of common stock at a conversion price of approximately $14.63 per share. Isis will be able to redeem the 2 5/8% notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes will also be able to require Isis to repurchase these notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest.

Isis used the net proceeds from the issuance of the 2 5/8% notes to repurchase its 5 1/2% convertible subordinated notes due in 2009.  In January 2007, Isis repurchased approximately $44.2 million aggregate principal amount of its 5 1/2% notes at a redemption price of $44.9 million plus accrued but unpaid interest. In May 2007, Isis redeemed the remaining $80.8 million principal balance at a redemption price of $82.1 million plus accrued but unpaid interest.  As a result of the repayment of these notes, Isis will recognize a $3.2 million loss on the early extinguishment of debt in 2007, which includes a $1.2 million write-off of unamortized debt issuance costs.  Included in the first quarter 2007 Condensed Consolidated Statement of Operations was $1.2 million of that loss and the remainder will be recorded in the second quarter of 2007.  As a result of the

May 2007 redemption, the $80.8 million principal is classified as a current liability at March 31, 2007 in the Condensed Consolidated Balance Sheet.

4.                                    Collaborative Arrangements and Licensing Agreements

Bristol-Myers Squibb Company

In May 2007, Isis entered into a collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to discover, develop and commercialize novel therapeutic antisense drugs targeting proprotein convertase subtilisin/kexin type 9

(“PCSK9”).  Under the terms of the agreement, BMS will pay Isis a $15 million upfront licensing fee, and will provide Isis with at least $9 million in research funding over a period of three years. Isis will also receive up to $168 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestones associated with development of follow-on compounds. BMS will also pay Isis royalties on sales of products resulting from the collaboration.

5.                                    Segment Information and Concentration of Business Risk

Segment information

The following is information for revenue and loss from operations by segment (in thousands):

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended March 31, 2007
Revenue:
Research and development	$426	$945	$—	$1,371
Commercial revenue (1)	—	631	—	631
Licensing and royalty	448	—	—	448
Total segment revenue	$874	$1,576	$—	$2,450
Loss from operations	$(17,766)	$(3,135)	$—	$(20,901)

Three Months Ended March 31, 2006
Revenue:
Research and development	$1,270	$3,198	$—	$4,468
Licensing and royalty	490	—	—	490
Total segment revenue	$1,760	$3,198	$—	$4,958
Loss from operations	$(15,449)	$(531)	$(36)	$(16,016)

(1) Ibis’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Isis does not include asset or liability information by reportable segment since it does not use the information for purposes of making decisions about allocating resources to the segments and assessing their performance.

Concentrations of business risk

Isis has historically funded its operations in part from collaborations with corporate partners and as it relates to Ibis, from collaborations with various government agencies. Beginning in the second half of 2006, Ibis began selling commercial products and services. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended March 31,
	2007	2006
Partner A	37%	14%
Partner B	19%	18%
Partner C	13%	7%
Partner D	2%	29%
Partner E	0%	15%

For the three months ended March 31, 2007 and 2006, Isis derived approximately 64% and 65%, respectively, of its revenue from agencies of the United States Government.  For both of the quarters ended March 31, 2007 and 2006, three of the five significant partners listed above represent revenue from agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 49%, 24% and 22% of contract receivables at March 31, 2007. Contract receivables from four significant partners comprised approximately 25%, 20%, 19%, and 16% of contract receivables at December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and our Ibis Biosciences subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals and projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 26 of this Report.

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

We have built a business dedicated to RNA-based drug discovery and development. This is our expertise, and we are fostering the innovations that enable creation of this entirely new class of drugs—antisense drugs. We successfully developed the first marketed antisense drug, Vitravene. The regulatory approval we received for Vitravene demonstrated our ability to meet Food and Drug Administration (FDA), and European regulatory requirements for safety and efficacy, and for the commercial manufacture of antisense drugs. With the pioneering work we have done in developing our technology platform, we can discover and validate many more drug candidates than we can advance ourselves. Our strategy is to apply our expertise to discover and develop drugs, advancing them to strategic points and then to license them to others to leverage their resources and existing infrastructures. Our key therapeutic areas are cardiovascular and metabolic diseases, and we develop drugs in these franchises internally to points where we believe we have established significant value before partnering them. In other therapeutic areas, our strategy is to work with partners sooner in the discovery and development process to take advantage of their therapeutic area of focus to build on our development pipeline. The strategy is working. It has allowed us to maintain internal focus while creating an expansive pipeline with multiple partnership franchises in cancer, inflammation, ocular, and other disease areas.  Our pipeline has matured to consist almost entirely of drugs based on our proprietary second generation chemistry. Our second generation antisense drugs have the potential to be safer and more effective than our first generation drugs. In addition, because second generation drugs have a longer half-life, they have the potential to produce long-duration of therapeutic response and to support more convenient, less-frequent dosing.

We have a broad patent portfolio to protect our substantial innovation and investment in RNA-based technologies and products. We own or exclusively license more than 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. In addition to protecting our key assets, our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. As of March 31, 2007, we had generated more than $92.5 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.

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

Much of the development of the Ibis T5000 system and related applications has been funded through government contracts and grants.  As of March 31, 2007, we had earned $59.0 million in revenue under our government contracts and grants, and we had an additional $5.6 million committed under our existing contracts and grants.

Recent Events

Issuance of 2 5/8% Convertible Subordinated Notes; Repurchase of 5 1/2% Convertible Subordinated Notes

In January 2007, we issued $162.5 million of 2 5/8% Convertible Subordinated Notes due 2027.  Using the net proceeds from the issuance of the 2 5/8% notes, we repurchased our 5 1/2% Convertible Subordinated Notes due 2009.  The significantly lower interest rate of the 2 5/8% notes reduces our annual cash interest payments by approximately $2.6 million.  In addition, the extended maturity date of the 2 5/8% notes further strengthens our financial position.

Clinical Data on ISIS 301012

In March 2007, we reported positive results from three studies of ISIS 301012. ISIS 301012 inhibits production of apoB-100 to reduce low-density lipoproteins (LDL-C) and other atherogenic lipids and triglycerides.  We are developing ISIS 301012 to reduce LDL-C in the significant and growing number of patients who are unable to achieve recommended LDL-C levels.  At the American College of Cardiology meeting at the end of March, Isis reported new data from three Phase 2 studies. Collectively, the key conclusions from the Phase 2 studies are that treatment with ISIS 301012:

•                  Resulted in highly consistent and predictable linear, dose-dependent, prolonged reductions of apoB and related atherogenic lipids including LDL-C and triglycerides in patients with polygenic hypercholesterolemia (routine high cholesterol) and in patients with homozygous familial hypercholesterolemia (FH).

•                  Was similarly effective when administered as a single agent, when coadministered with moderately-dosed statins and when added to maximally-tolerated lipid-lowering therapies.

•                  Was well-tolerated in all Phase 2 trials.

Development of ISIS 301012 is continuing in three ongoing studies in which it is being coadministered with statins for three months in polygenic hypercholesterolemic patients, and with maximally-tolerated lipid-lowering therapies in homozygous and heterozygous FH patients.  Isis expects results from these studies later in the year.  Additionally, Isis plans to start its pivotal FH trials this year, as well as to initiate a longer-term dosing study in coadministration with statins in patients with routine high cholesterol.

Bristol-Myers Squibb Company

In May 2007, we entered into a collaboration agreement with BMS to discover, develop and commercialize novel therapeutic antisense drugs targeting PCSK9.  Under the terms of the agreement, BMS will pay us a $15 million upfront licensing fee, and will provide us with at least $9 million in research funding over a period of three years. We will also receive up to $168 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestones associated with development of follow-on compounds. BMS will also pay us royalties on sales of products resulting from the collaboration.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management discusses the development, selection and disclosure of such estimates with our audit committee of our Board of Directors. There are specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as expected, and that best estimates routinely require adjustment. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2007 was $2.5 million compared to $5.0 million for the same period in 2006.  Revenue was lower for the first quarter of 2007 compared to the same period in 2006 because of lower revenue from our collaborations and differences in the timing of Ibis Biosciences, Inc.s’ government contract revenue.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments, including those for drugs we manufacture for our partners. For example, in the first quarter of 2006, revenue included a one-time milestone of $750,000 that we received from Eli Lilly and Company.  As a result of our recently announced collaboration with BMS, not including milestone or manufacturing revenue, we will recognize approximately $8 million in revenue annually for the three years of the collaboration since we will amortize the $15 million upfront payment, and receive research funding of approximately $3 million per year.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Drug Discovery and Development:
Research and development revenue	$426	$1,270
Licensing and royalty revenue	448	490
	$874	$1,760
Ibis Biosciences:
Research and development revenue	$945	$3,198
Commercial revenue (1)	631	—
	$1,576	$3,198
Total revenue:
Research and development revenue	$1,371	$4,468
Commercial revenue (1)	631	—
Licensing and royalty revenue	448	490
	$2,450	$4,958

(1)  Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.
Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three months ended March 31, 2007 was $426,000 compared to $1.3 million for the same period in 2006. The decrease was primarily a result of lower revenue from our research collaborations, including a decrease in revenue associated with our collaboration with Lilly. Our research and development revenue under collaborative agreements fluctuates based on the timing of activities under contract, and as a result, it frequently includes non-recurring items.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2007 was $448,000 compared to $490,000 for the same period in 2006.

Ibis Biosciences, Inc.

Ibis’ revenue for the three months ended March 31, 2007 was $1.6 million compared to $3.2 million for the same period in 2006. Ibis earned commercial revenue of $631,000 for the three months ended March 31, 2007, which consisted of the amortization of revenue for Ibis’ first commercial instrument and assay kits, as well as revenue from Ibis’ assay services business. Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for each instrument sold over the period of this support obligation. Additionally, Ibis generated revenue from its government contracts and grants of $945,000 for the three months ended March 31, 2007 compared to $3.2 million for the same period in 2006. As Ibis has matured from research and development to commercial stage, some of its large government contracts that supported technology development have been successfully completed.  New contracts supporting application development are being initiated, resulting in this transient decline in contract revenue.  Isis expects that revenue from government contracts will continue to provide a solid revenue base going forward.

From inception through March 31, 2007, Ibis has earned $59.0 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $5.6 million is committed under existing contracts and grants. We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Even with our increased costs associated with the expansion of our clinical development programs and with building the manufacturing, marketing and sales infrastructure required to successfully commercialize the Ibis T5000 Biosensor System, careful control of expenses in other areas resulted in total operating expenses for the quarter ended March 31, 2007 of $23.4 million compared to $21.0 million for the same period in 2006.  Included in our operating expenses is non-cash compensation expense related to stock options, which increased from $1.4 million for the first quarter of 2006 to $2.4 million for the same period in 2007, primarily reflecting the increase in our stock price from period to period.

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation related to stock options and costs associated with restructuring activities, which are not part of ongoing operations. We believe these items are not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding them.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations, our Ibis Biosciences subsidiary and R&D support costs. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development expenses	$18,023	$17,218
Non-cash compensation expense related to stock options	1,926	1,153
Total research and development expenses	$19,949	$18,372

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Drug Discovery and Development	$16,227	$15,092
Ibis Biosciences	3,722	3,280
Total research and development expenses	$19,949	$18,372

For the three months ended March 31, 2007, we incurred total research and development expenses, excluding stock compensation, of $18.0 million compared to $17.2 million for the same period in 2006. The increase is attributed to the continued development of our key programs including the additional costs required for the initiation of larger Phase 2 studies of ISIS 301012.

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

Antisense drug discovery costs for the three months ended March 31, 2007 were $3.8 million compared to $3.4 million for the same period in 2006. The increase was primarily due to an increase in the use of lab supplies.  Additionally, the price of lab supplies increased in the first quarter of 2007 compared to the same period in 2006.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2007	2006
Alicaforsen for Crohn’s disease	$—	$2
Other antisense development products	4,341	4,454
Development overhead costs	1,340	770
Non-cash compensation expense related to stock options	650	358
Total antisense drug development	$6,331	$5,584

Antisense drug development expenditures were $5.7 million, excluding $650,000 of non-cash stock compensation expense, and $5.2 million, excluding $358,000 of non-cash stock compensation expense for the quarter ended March 31, 2007 and 2006, respectively. The increase of $455,000 was primarily attributed to the continued development of our key programs including additional costs incurred as we prepare to initiate larger Phase 2 studies of ISIS 301012.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.  We are currently conducting multiple Phase 2 trials for ISIS 301012.  Development overhead costs were $1.3 million and $770,000 for the quarter ended March 31, 2007 and 2006, respectively. The increase of $570,000 was primarily due to increased personnel costs.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, eleven of our 17 drug candidates, which substantially reduces our development costs.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. These costs for the three months ended March 31, 2007 were $1.6 million compared to $1.7 million for the same period in 2006.  This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements.

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

The following table sets forth information on Ibis’ research and development expenses (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development costs	$2,696	$2,381
R&D support costs	725	682
Non-cash compensation expense related to stock options	301	217
Total Ibis’ research and development expenses	$3,722	$3,280

Ibis’ research and development expenses, excluding R&D support costs and non-cash compensation expense related to stock options, for the three months ended March 31, 2007 and 2006 were $2.7 million and $2.4 million, respectively.  The increase in expenses primarily reflects an increase in costs necessary to support commercialization of the Ibis T5000 Biosensor System.  Ibis has delivered four systems to its government partners for use in biodefense and epidemiological surveillance and two systems under a commercial purchase order. The first commercial systems, one of which was delivered in the fourth quarter of 2006 and one that was delivered in the first quarter of 2007, were part of an order for two Ibis T5000 Biosensor Systems from a U.S. government agency for human forensics applications.  We expect costs and expenses for Ibis to increase as we continue to expand this business.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2007	2006
Personnel costs	$1,536	$1,568
Occupancy	1,515	1,527
Depreciation and amortization	1,205	1,244
Insurance	237	256
Other	768	498
Total R&D support costs	$5,261	$5,093

R&D support costs for the three months ended March 31, 2007 were $5.3 million and were only slightly higher as compared to $5.1 million for the same period in 2006.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Drug Discovery and Development	$4,536	$4,411
Ibis Biosciences	725	682
Total R&D support costs	$5,261	$5,093

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of business development, legal, human resources, investor relations, finance and Ibis sales and marketing. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above. Beginning in the second quarter of 2006, as a result of the consolidation of Symphony GenIsis, selling, general and administrative expenses also include Symphony GenIsis’ general and administrative expenses.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2007	2006
Selling, general and administrative expenses	$2,964	$2,345
Non-cash compensation expense related to stock options	438	221
Total selling, general and administrative expenses	$3,402	$2,566

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three months ended March 31, 2007 were $3.0 million compared to $2.3 million for the same period in 2006. The increase is a result of increased selling, general and administrative expenses associated with the commercialization of the Ibis T5000 Biosensor System and the addition of general and administrative expenses that are consolidated from Symphony GenIsis. As Ibis continues to execute its commercialization plan, we expect selling, general and administrative expense for Ibis to continue to increase.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Drug Discovery and Development	$2,414	$2,117
Ibis Biosciences	988	449
Total selling, general and administrative expenses	$3,402	$2,566

Restructuring Activities

During the three months ended March 31, 2006, we recorded a charge of $36,000 for restructuring activities resulting from our decision to focus our resources on key programs.

Investment Income

Investment income for the three months ended March 31, 2007 totaled $3.4 million compared to $811,000 for the same period in 2006. The increase in investment income was primarily due to a higher average cash balance during the first three months of 2007 compared to the same period in 2006 as a result of the funds held by Symphony GenIsis, the proceeds we received from the Azimuth equity financing and the proceeds we received from the issuance of our 2 5/8% convertible subordinated notes in January 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $2.6 million compared to $2.3 million for the same period in 2006. This increase was due to the effect of a higher debt balance for the first quarter of 2007 compared to 2006 primarily related to the issuance of our 2 5/8% convertible subordinated notes in January 2007.

Gain on Investments

Gain on investments for the three months ended March 31, 2007 and 2006 was $1.5 million and $0, respectively.  The gain on investments reflected a gain realized on the sale of a portion of the equity securities of Alnylam that we owned.  In April 2007, we sold our remaining equity securities of Alnylam resulting in a realized gain of $2.0 million, which will be reflected in the statement of operations in the second quarter of 2007.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the three months ended March 31, 2007 and 2006 was $1.2 million and $0, respectively.  The loss on early retirement of debt reflected the early extinguishment of a portion of our 5 1/2% convertible subordinated notes in January 2007.  In May 2007, we redeemed the remaining balance of the 5 1/2% convertible subordinated notes.  As a result of the May 2007 redemption, we incurred an additional loss on the early retirement of debt of $2.0 million, which will be reflected in the statement of operations in the second quarter of 2007.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three months ended March 31, 2007 was $13.0 million compared with a net loss applicable to common stock of $17.5 million for the same period in 2006.  We recognized a benefit of $6.8 million for the three months ended March 31, 2007 in the loss attributed to noncontrolling interest in Symphony GenIsis, Inc.  This benefit was a significant reason for the improvement in our net loss applicable to common stock in the first quarter of 2007 compared to the same period in 2006 offset by the increase in the loss from operations.  As further discussed below under “Liquidity and Capital Resources,” in January 2007, we issued new convertible subordinated notes which increased our average cash and debt balances resulting in additional interest income and interest expense in the first quarter of 2007 compared to the same period in 2006.  Additionally, in conjunction with the issuance of these new notes, during the first quarter of 2007, we repaid a portion of our existing 5½% convertible subordinated notes, and as a result recognized a $1.2 million loss on the early extinguishment of debt as discussed above under “Loss on Early Retirement of Debt.”  The decrease in the net loss applicable to common stock was also impacted by the gain on investments.

Net Loss Per Share

Net loss per share for the three months ended March 31, 2007 was $0.16 per share compared to a net loss per share for the same period in 2006 of $0.24 per share.  In the second half of 2006, we issued approximately 8 million shares of our common stock to Azimuth under an equity financing that raised $75 million and approximately 1.4 million shares of our common stock in connection with the exercise of stock options and warrants, and the purchase of shares under our employee stock purchase plan.  These additional shares, combined with the substantial decrease in net loss applicable to common stock, resulted in the significant decrease in our net loss per share for the first quarter of 2007 compared to the same period in 2006.

Liquidity and Capital Resources

We have financed our operations with revenue from research and development under collaborative agreements and from affiliates. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2007, we have earned approximately $510.2 million in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through March 31, 2007, we have raised net proceeds of approximately $730.0 million from the sale of our equity securities and we have borrowed approximately $543.8 million under long-term debt arrangements to finance a portion of our operations.

At March 31, 2007, we had cash, cash equivalents and short-term investments of $285.6 million, which included $49.6 million of cash and cash equivalents held by Symphony GenIsis, consolidated working capital of $194.1 million and stockholders’ equity of $56.9 million. In comparison, we had cash, cash equivalents and short-term investments of $193.3 million, which included $54.8 million of cash and cash equivalents held by Symphony GenIsis, consolidated working capital of $181.1 million and stockholders’ equity of $68.6 million as of December 31, 2006.  The increase in our cash, cash equivalents and short-term investments was due primarily to the net proceeds received from the issuance of our 2 5/8% convertible subordinated notes in January 2007, along with proceeds of $2.2 million that we received from the sale of a portion of our Alnylam equity securities, offset by cash used in operations and to repurchase the 5 ½% notes.  The significantly lower interest rate of the 2 5/8% convertible subordinated notes reduces our annual cash interest payments by approximately $2.6 million. In addition, the extended maturity date of the 2 5/8% notes further strengthens our balance sheet.

As of March 31, 2007, our debt and other obligations totaled $256.7 million, compared to $140.3 million at December 31, 2006. The increase in our debt and other obligations was primarily due to the issuance of our 2 5/8% convertible subordinated notes offset by the January 2007 partial repayment of our 5 1/2 % convertible subordinated notes and the declining balance on our Silicon Valley Bank term loan.  In May 2007, we redeemed the $80.8 million remaining principal balance of our 5 1/2% convertible subordinated notes, which will be reflected in the balance sheet for the second quarter of 2007 as a reduction in cash and current liabilities.  We will continue to use lease financing as long as the terms remain commercially attractive.

Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to meet our anticipated requirements through at least the middle of 2010.

The following table summarizes our contractual obligations as of March 31, 2007. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
5 1/2% Convertible Subordinated Notes	$80.8	$80.8	$—	$—	$—
2 5/8% Convertible Subordinated Notes	162.5	—	—	—	162.5
Silicon Valley Bank Term Loan	12.3	6.8	5.5	—	—
Capital Lease and Other Obligations	1.1	0.7	—	—	0.4
Operating Leases	21.9	2.8	5.5	4.0	9.6

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank, capital leases and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire debt from two partners. We amortize the term loan over sixty months. The term loan requires monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 8.0% at March 31, 2007. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at March 31, 2007 was $12.3 million.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. The $162.5 million convertible subordinated notes bear interest at 2 5/8%, which is payable semi-annually, and mature in 2027.  Using the net proceeds from the issuance of the 2 5/8% notes, we repaid the entire $125 million of our 5 1/2% convertible subordinated notes due 2009. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of common stock at a conversion price of $14.63 per share. We will be able to redeem these notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes are also able to require us to repurchase the 2 5/8% notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2007 for the purchase of services, capital equipment and materials as part of our normal course of business.

We plan to continue to enter into collaborations with partners to provide for additional revenue to us and we may be required to incur additional cash expenditures related to our obligations under any of the new agreements we may enter into. We currently intend to use our cash and short-term equivalents to finance our activities. However, we may also pursue other financing alternatives, like issuing additional shares of our common stock, issuing debt instruments, refinancing our existing debt, or securing lines of credit. Whether we use our existing capital resources or choose to obtain financing will depend on various factors, including the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information in this report on Form 10-Q, you should carefully consider the risks described below before purchasing our securities. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of March 31, 2007, we had accumulated losses of approximately $829.8 million and stockholders’ equity of approximately $56.9 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on reasonable assumptions for new sources of revenue and cash, we believe we have sufficient resources to meet our anticipated requirements through at least the middle of 2010. If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

Many of the drugs in our development pipeline are being developed and/or funded by corporate partners, including Antisense Therapeutics Limited, Atlantic Healthcare, iCo Therapeutics, Inc., ImQuest Pharmaceuticals, Inc., Merck & Co., Inc., OncoGenex Technologies Inc. and Lilly. If any of these pharmaceutical companies stopped funding and/or developing these products, our business could suffer and we may not have the resources available to develop these products on our own.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2007, the market price of our common stock ranged from $5.57 to $14.00 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. We have granted registration rights to Lilly, which cover approximately 2.5 million shares of our common stock, which we issued to Lilly upon the conversion of outstanding convertible securities. We also registered for resale 12,000,000 shares of our common stock and 2,999,998 shares of our common stock issuable upon the exercise of the warrants we issued as part of our August 2005 private placement as well as 4.25 million shares of our common stock issuable upon the exercise of the warrant we issued to Symphony GenIsis Holdings. In addition, on December 22, 2005, we filed a Form S-3 shelf registration statement with the SEC to register up to $200,000,000 worth of our common stock for possible issuance. Finally, we have registered for resale our 2 5/8% convertible subordinated notes, including the approximately 11,111,116 shares issuable upon conversion of the notes. The addition of any of these shares into the market may have an adverse effect on the price of our securities.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. In March 2003, we reported the results of a Phase 3 clinical trial of Affinitak in patients with late-stage non-small cell lung cancer and in October 2004, we reported the results of a second similar Phase 3 clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient to support an NDA filing. In December 2004, we reported the results of our Phase 3 clinical trials of alicaforsen in patients with active Crohn’s disease, in which alicaforsen did not demonstrate statistically significant induction of clinical remissions compared to placebo. Similar results could occur with the clinical trials for our other drugs ISIS 301012 and ISIS 113715. If any of our drugs in clinical studies ISIS 301012 and ISIS 113715 do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

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

For the three months ended March 31, 2007 and 2006, we derived approximately 64% and 65%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of 5 1/2% Convertible Subordinated Notes due 2009

Period	Total principal amount purchased(1)	Average price paid per $1,000 principal amount	Total principal amount purchased as part of publicly announced plans or programs	Maximum number of principal amount that may yet be purchased under the plans or programs
January 1, 2007 to January 31, 2007	$44,175,000	$1,017	—	—	(2)
February 1, 2007 to February 28, 2007	—	—	—	—
March 1, 2007 to March 31, 2007	—	—	—	—
Total	$44,175,000

(1) In January 2007, through privately negotiated transactions, we repurchased $44,175,000 aggregate principal amount of our 5 1/2% convertible subordinated notes due 2009. The average price paid per $1,000 principal amount reflected above does not include the interest on the notes that was accrued but unpaid as of the repurchase date.

(2) In May 2007, we voluntarily redeemed all of the remaining outstanding 5 1/2% convertible subordinated notes due 2009, pursuant to Isis’ optional redemption under paragraph 6 of the convertible subordinated notes.  The redemption price was $1,015.71 per $1,000 principal amount outstanding, plus $1.375 in accrued but unpaid interest per $1,000 principal amount outstanding.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
10.1	License Agreement between the Registrant and Atlantic Healthcare (UK) Limited dated March 7, 2007 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 10, 2007

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 10, 2007