Form 10-Q
period 2007-06-30
ISIS PHARMACEUTICALS INC
filed 2007-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of voting common stock outstanding as of August 6, 2007 was 82,790,658.

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

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $43.0 million and $54.8 million at June 30, 2007 and December 31, 2006, respectively)	$132,964	$114,514
Short-term investments	69,769	78,819
Contracts receivable	2,296	2,395
Inventories	1,510	861
Other current assets	4,238	9,614
Total current assets	210,777	206,203

Property, plant and equipment, net	6,890	7,157
Licenses, net	20,267	21,435
Patents, net	17,376	16,836
Debt issuance costs	5,136	1,400
Deposits and other assets	2,809	2,876
Total assets	$263,255	$255,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,161	$4,288
Accrued compensation	2,379	6,222
Accrued liabilities	5,094	6,071
Current portion of long-term obligations	7,474	7,514
Current portion of deferred contract revenue	6,070	1,044
Total current liabilities	25,178	25,139
5 1/2% convertible subordinated notes	—	125,000
2 5/8% convertible subordinated notes	162,500	—
Long-term obligations, less current portion	4,053	7,822
Long-term deferred contract revenue	9,310	44
Total liabilities	201,041	158,005

Noncontrolling interest in Symphony GenIsis, Inc	14,930	29,339

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 82,594,096 and 82,283,693 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	82	82
Additional paid-in capital	887,579	880,954
Accumulated other comprehensive income	418	4,278
Accumulated deficit	(840,795)	(816,751)
Total stockholders’ equity	47,284	68,563
Total liabilities, noncontrolling interest and stockholders’ equity	$263,255	$255,907

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Research and development revenue under collaborative agreements	$3,482	$4,322	$5,484	$8,791
Licensing and royalty revenue	331	53	779	543
Total revenue	3,813	4,375	6,263	9,334

Expenses:
Research and development	20,384	18,982	40,333	37,354
Selling, general and administrative	3,089	2,710	6,491	5,276
Restructuring activities	—	(215)	—	(178)
Total operating expenses	23,473	21,477	46,824	42,452

Loss from operations	(19,660)	(17,102)	(40,561)	(33,118)

Other income (expense):
Investment income	3,053	1,344	6,454	2,155
Interest expense	(2,016)	(2,285)	(4,644)	(4,560)
Gain on investments, net	1,989	2,263	3,510	2,263
Loss on early retirement of debt	(1,993)	—	(3,212)	—

Net loss before noncontrolling interest in Symphony GenIsis, Inc.	(18,627)	(15,780)	(38,453)	(33,260)

Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	7,603	13,608	14,409	13,608

Net loss applicable to common stock	$(11,024)	$(2,172)	$(24,044)	$(19,652)

Basic and diluted net loss per share	$(0.13)	$(0.03)	$(0.29)	$(0.27)

Shares used in computing basic and diluted net loss per share	82,548	72,822	82,502	72,601

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(22,166)	$(30,396)

Investing activities:
Purchases of short-term investments	(59,578)	(28,611)
Proceeds from the sale of short-term investments	69,098	39,950
Purchases of property, plant and equipment	(967)	(438)
Acquisition of licenses and other assets	(1,216)	(943)
Proceeds from the sale of strategic investments	5,181	4,397
Net cash provided by investing activities	12,518	14,355

Financing activities:
Net proceeds from issuance of equity	1,872	3,401
Proceeds from issuance of 2 5/8% convertible subordinated notes, net of issuance costs	157,056	—
Principal and redemption premium payment on prepayment of the 5 1/2% convertible subordinated notes	(127,021)	—
Principal payments on debt and capital lease obligations	(3,809)	(3,836)
Proceeds from purchase of noncontrolling interest in Symphony GenIsis, Inc, net of fees	—	70,950
Net cash provided by financing activities	28,098	70,515

Net increase in cash and cash equivalents	18,450	54,474
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $54.8 million and $0 at December 31, 2006 and 2005, respectively) at beginning of period	114,514	50,885
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $43.0 million and $64.4 million at June 30, 2007 and 2006, respectively) at end of period	$132,964	$105,359

Supplemental disclosures of cash flow information:
Interest paid	$3,381	$4,272

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$544	$209
Warrant issued in conjunction with Symphony GenIsis, Inc. transaction	$—	$18,590

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2006. The financial statements include all normal recurring adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Research and development revenue under collaborative agreements

Isis often enters into collaborations where it receives non-refundable upfront payments for prior or future expenditures. Isis recognizes revenue related to upfront payments ratably over its period of performance relating to the term of the contractual arrangements.  Occasionally, Isis is required to estimate its period of performance when the agreements it enters into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. To date Isis’ estimates have not required material adjustments.  Isis has made estimates of its continuing obligations on several agreements.  Isis’ collaborative agreements typically include a research and/or development project plan that includes activities to be performed in the collaboration and the party responsible for performing them.  Isis estimates the period of time over which it will complete the activities for which it is responsible and uses that period of time as its period of performance for purposes of revenue recognition and amortizes revenue over such period.  When Isis’ collaborators have asked Isis to continue performing work in a collaboration beyond the initial period of performance, Isis has extended its amortization period to correspond to the new extended period of performance.  In no case have adjustments to performance periods and related adjustments to revenue amortization periods had a material impact on Isis’ revenue.

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

Isis generally recognizes revenue related to the sale of its drug inventory as it ships or delivers drugs to its partners. In several instances, Isis completed the manufacturing of drugs, but its partners asked it to deliver the drug on a later date. Under these circumstances, Isis ensured that the provisions in SAB 104 were met before it recognized the related revenue.

Isis often enters into revenue arrangements that contain multiple deliverables. In these cases, it recognizes revenue from each element of the arrangement as long as it is able to determine a separate value for each element, it has completed its obligation to deliver or perform on that element and it is reasonably assured of collecting the resulting receivable.

In the fourth quarter of 2006, Isis started to sell the Ibis T5000 Biosensor System commercially. The sale of each Ibis T5000 Biosensor System contains multiple elements.  Since Isis had no previous experience commercially selling the Ibis T5000 Biosensor System, it had no basis to determine the fair values of the various elements included in each system; therefore, it accounts for the entire system as one deliverable and recognizes revenue over the period of performance.  The assay kits, which are sold separately from the instrument, are considered part of the system from an accounting perspective because the assay kits and the instrument are dependent on each other.  For a one-year period following the sale, Isis has ongoing support obligations for the Ibis T5000 Biosensor System, therefore it is amortizing the revenue for the entire system including related assay kits, over a one-year period. Once Isis obtains a sufficient number of sales to enable it to identify each element’s fair value, it will be able to recognize revenue separately for each element.

Licensing and royalty revenue

Isis often enters into agreements to license its proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. Isis generally recognizes as revenue immediately those licensing fees and royalties for which it has no future performance obligations and is reasonably assured of collecting the resulting receivable.

Short-term investments

Isis has equity investments in privately- and publicly-held biotechnology companies. Isis holds ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below cost in Isis’ equity positions is other-than-temporary, Isis examines historical trends in the stock price, the financial condition of the issuer and the near term prospects of the issuer. When Isis determines that a decline in value is other-than-temporary, Isis recognizes an impairment loss in the period in which the other-than-temporary decline occurs.  During the first half of 2007, Isis sold the remainder of its equity securities of Alnylam Pharmaceuticals, Inc. that it owned resulting in a realized gain of $3.5 million compared to a net gain on investments of $2.3 million during the same period in 2006.  The net gain on investments during the first half of 2006 represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that Isis owned, offset by a non-cash loss on investment of $465,000 related to the impairment of Isis’ equity in Antisense Therapeutics Ltd.  Since the impairment in the second quarter of 2006, Isis has recorded a net unrealized gain of $486,000 related to its equity investment in ATL as a separate component of stockholders’ equity, reflecting the increase in the market value of the investment since the impairment.  Isis determined that there were no other-than-temporary declines in value of investments in the first half of 2007.

Inventory valuation

In accordance with Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, Isis capitalizes the costs of raw materials that it purchases for use in producing its drugs because until Isis uses these raw materials they have alternative future uses.  Isis includes in inventory raw material costs and related manufacturing costs for drugs that Isis manufactures for its partners under contractual terms and that Isis uses primarily in its clinical development activities and drug products. Each of Isis’ raw materials can be used in multiple products and, as a result, has future economic value independent of the development status of any single drug.  For example, if one of Isis’ drugs failed, the raw materials allocated for that drug could be used to manufacture its other drugs.  Isis expenses these costs when it delivers its drugs to partners, or as it provides these drugs for its own clinical trials. Also included in inventory are material costs and related manufacturing costs associated with the Ibis T5000 Biosensor System and related assay kits. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. Isis considers several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs. Total inventory, which consisted solely of raw materials, was $1.5 million and $861,000 as of June 30, 2007 and December 31, 2006, respectively.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they include costs for patent applications that have future value. Isis evaluates costs related to patents that Isis is not actively pursuing and writes off any of these costs, if appropriate. Isis amortizes patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued.  For the first half of 2007 and 2006, Isis recorded a non-cash charge of $337,000 and $463,000, respectively, which was included in research and development expenses and was related to the write-down of its patent costs to their estimated net realizable values.

Long-lived assets

Isis periodically evaluates carrying values of long-lived assets including property, plant and equipment and intangible assets or when events and circumstances indicate that these assets may have been impaired. Isis has adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets. Isis recorded a charge of $337,000 and $463,000 for the first half of 2007 and 2006, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values.

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

At December 31, 2006, Isis had federal, California and foreign tax net operating loss (“NOL”) carryfowards of approximately $560.0 million, $179.5 million and $1.0 million, respectively.  The federal and California NOL carryforwards began expiring in 2007.  The foreign NOL may be carried forward indefinitely and used to offset future taxable profits in the foreign jurisdiction in which this NOL arose, provided there is no substantial change in ownership.  Isis also had federal and California research and development (“R&D”) credit carryforwards of approximately $25.7 million and $18.5 million, respectively.  The R&D tax credits began expiring in 2007.  Because realization of tax benefits related to NOL carryforwards and R&D credits is uncertain, Isis has provided a 100% valuation allowance. As a result of the adoption of FIN 48, Isis has not recorded any change to retained earnings at January 1, 2007 and it had no unrecognized tax benefits that, if recognized, would favorably affect Isis’ effective income tax rate in future periods.  At June 30, 2007, Isis had no unrecognized tax benefits.  Isis’ continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  Isis had no accrued interest or penalties at January 1, 2007 and June 30, 2007.

Isis has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since Isis’ formation due to the significant complexity and cost associated with such a study and the possibility that there could be additional changes in the future.  If Isis experienced a greater than 50% change or shift in ownership over a 3-year time frame since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383.  The annual limitation generally is determined by multiplying the value of Isis’ stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Isis is subject to taxation in the US and various state jurisdictions.  Isis’ tax years for 1989 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized NOL’s and R&D credits.  Isis’ tax years for 2001 and 2002 are currently being audited by California’s Franchise Tax Board.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Historically, Isis’ estimates have been accurate as it has not experienced any material differences between its estimates and its actual results.

Consolidation of variable interest entities

Isis has implemented the provisions of FIN 46R which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of June 30, 2007, Isis had collaborative arrangements with six entities that it considers to be variable interest entities (“VIE”) under FIN 46R.  Described below is Isis’ relationship with Symphony GenIsis, Inc., which is the only VIE Isis is consolidating, and  the collaborative arrangements entered into in 2007 that Isis considers to be VIE’s.

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

Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires Isis to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive loss:
Unrealized gains (losses)	$67	$(3,634)	$(713)	$(1,073)
Reclassification adjustment for realized gains included in net income	(1,730)	—	(3,147)	—
Net loss applicable to common stock	(11,024)	(2,172)	(24,044)	(19,652)
Comprehensive loss	$(12,687)	$(5,806)	$(27,904)	$(20,725)

Stock-based compensation expense

Isis accounts for its stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  Isis estimates the fair value of each stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted in the first half of 2007 and 2006, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107, Share-Based Payment.

For the six months ended June 30, 2007 and 2006, Isis used the following weighted-average assumptions in its Black-Scholes calculations:

Employee Stock Option Plan:

	June 30,
	2007	2006
Risk-free interest rate	4.7%	4.9%
Dividend yield	0.0%	0.0%
Volatility	63.7%	68.7%
Expected Life	4.6 years	4.6 years

ESPP:

	June 30,
	2007	2006
Risk-free interest rate	5.1%	4.4%
Dividend yield	0.0%	0.0%
Volatility	56.1%	45.8%
Expected Life	6 months	6 months

Stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research and development	$1,952	$1,103	$3,878	$2,256
Selling, general and administrative	437	295	875	516
Non-cash compensation expense related to stock options included in operating expenses	$2,389	$1,398	$4,753	$2,772
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

As of June 30, 2007, total unrecognized compensation cost related to non-vested stock-based compensation plans was $13.1 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  Isis expects to recognize this cost over a weighted average period of 1.4 years.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (“GAAP”), such as historical cost.  Under SFAS 159, a financial instrument is marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement.  SFAS 159 is effective for all financial statements issued for fiscal years that begin after November 15, 2007.  Isis does not expect a material impact on its financial statements.

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

Isis used the net proceeds from the issuance of the 2 5/8% notes to repurchase its 5 1/2% convertible subordinated notes due in 2009.  In January 2007, Isis repurchased approximately $44.2 million aggregate principal amount of its 5 1/2% notes at a redemption price of $44.9 million plus accrued but unpaid interest.  In May 2007, Isis redeemed the remaining $80.8 million principal balance at a redemption price of $82.1 million plus accrued but unpaid interest.  As a result of the repayment of these notes, Isis recognized a $3.2 million loss on the early extinguishment of debt in the first half of 2007, which included a $1.2 million non-cash write-off of unamortized debt issuance costs.

4.                                    Collaborative Arrangements and Licensing Agreements

Antisense Drug Discovery and Development Collaborations

Bristol-Myers Squibb Company

In May 2007, Isis entered into a collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to discover, develop and commercialize novel therapeutic antisense drugs targeting proprotein convertase subtilisin/kexin type 9 (“PCSK9”).  Under the terms of the agreement, Isis received a $15 million upfront licensing fee and is amortizing this amount over the three year period of Isis’ performance based on the research plan included in the agreement.  BMS will also provide Isis with at least $9 million in research funding over a period of three years.  As of June 30, 2007, Isis has recognized revenue of $1.3 million related to the upfront licensing fee and the research funding.  Isis’ balance sheet at June 30, 2007 includes deferred revenue of $14.2 million related to the upfront licensing fee.  Isis will also receive up to $168 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestones associated with development of follow-on compounds. BMS will also pay Isis royalties on sales of products resulting from the collaboration.

Symphony GenIsis, Inc.

In April 2006, Isis entered into a series of related agreements in connection with a transaction with Symphony Capital and a group of co-investors to provide $75 million to fund the development of Isis’ cholesterol-lowering drug, ISIS 301012, and two novel drugs from Isis’ metabolic disease program ISIS 325568, targeting glucagon receptor (“GCGR”), and ISIS 377131, targeting glucocorticoid receptor (“GCCR”). The financing supports ISIS 301012 through the completion of registration-supporting clinical studies in patients with familial hypercholesterolemia and the completion of Phase 2b clinical trials in patients with high cholesterol. The financing also supports the development of ISIS 325568 and ISIS 377131 through initial proof-of-concept in human clinical trials. In addition to providing the financial support to move these three drugs forward, the transaction allows Isis to continue to control and manage the development of these drugs through key development milestones.

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

In accordance with FIN 46R, Isis has determined that Symphony GenIsis is a variable interest entity for which Isis is the primary beneficiary. As a result, Isis includes the financial condition and results of operations of Symphony GenIsis in Isis’ condensed consolidated financial statements. Isis’ condensed consolidated financial statements include the cash and cash equivalents held by Symphony GenIsis. Additionally, the condensed consolidated financial statements include line items called “Noncontrolling interest in Symphony GenIsis.” On the Condensed Consolidated Balance Sheets, this line item initially reflected the $75 million proceeds contributed into Symphony GenIsis less $4.1 million of structuring and legal fees and the $18.6 million fair value of the warrant issued by Isis to Symphony Capital. As Isis and Symphony GenIsis progress through their collaboration, this line item is being reduced by Symphony GenIsis’ expenditures, which were $37.4 million from the inception of the collaboration to June 30, 2007, until the balance becomes zero.  The reductions to the “Noncontrolling Interest in Symphony GenIsis” on the Condensed Consolidated Balance Sheets are also recognized in Isis’ Condensed Consolidated Statements of Operations using a similar caption and reduce Isis’ net loss applicable to common stock. For the three and six months ended June 30, 2007, Isis’ net loss was reduced by $7.6 million and $14.4 million, respectively, compared to $13.6 million for the same periods in 2006.

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

Pfizer, Inc.

In May 2005, Isis entered into a multi-year drug discovery collaboration with Pfizer to identify second generation antisense drugs for the treatment of ophthalmic disease. Under the terms of the agreement, Isis received an upfront technology access fee of $1.0 million and amortized this amount over the one year period of Isis’ performance based on the research plan included in the agreement, which ended in April 2006.  There were no changes in Isis’ period of performance.  There was no deferred revenue as of June 30, 2007 and December 31, 2006.  As of June 30, 2007, Isis has earned milestone payments totaling $1.2 million under the collaboration. Pfizer will also pay Isis additional milestone payments if key research, clinical, regulatory and sales milestones are achieved, and provide research funding. Assuming that Pfizer successfully develops and commercializes the first drug for the first indication, Isis will earn milestone payments totaling up to $26.1 million. In addition, Isis will receive royalties on the sale of drugs resulting from the collaboration.  For the three and six months ended June 30, 2007, Isis recognized revenue of $65,000 and $385,000, respectively, related to this collaboration compared to $203,000 and $533,000 for the same periods in 2006.

Eli Lilly and Company

In August 2001, Isis entered into a broad strategic relationship with Lilly, which included a joint antisense research collaboration in the areas of cancer, metabolic and imflammatory diseases and a $100 million loan that Lilly provided to Isis to fund its obligations under the research collaboration.

In August 2005, Isis extended the research collaboration with Lilly for approximately 24 months to focus on a select number of targets. During the extension, Isis and Lilly continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, Isis is using collaboration funds to support its scientists and Lilly is supporting Lilly scientists. The extended collaboration provides Lilly access to Isis’ patents to support Lilly’s internal antisense drug discovery and development program for a limited number of targets. As part of the extension, Isis and Lilly will continue to characterize and develop RNase H, siRNA, and splicing modulating inhibitors for the treatment of cancer using advanced generation chemistries. In connection with the extension, Isis converted the $100 million loan that Lilly previously provided to it into 2.5 million shares of Isis common stock.

As part of the collaboration, Lilly licensed LY2181308, Isis’ antisense inhibitor of survivin and LY2275796, an antisense inhibitor of eIF-4E.  As of June 30, 2007, Isis has earned $4.1 million and $1.5 million in license fees and milestone payments related to the continued development of LY2181308 and LY2275796, respectively.  Isis amortized the $1.1 million license fee related to LY2181308 over a two-year period, which ended in June 2004.  The two-year period corresponded to Isis’ period of performance for LY2181308 and there were no changes to the period of performance.  In September 2004, Isis recognized $750,000 associated with the license fee it received for LY2275796.  Lilly is responsible for the preclinical and clinical development of LY2275796 and Isis has no performance obligations for this drug.  There was no deferred revenue as of June 30, 2007 and December 31, 2006.  Isis will receive additional milestone payments aggregating up to $25.0 million and $19.5 million if LY2181308 and LY2275796, respectively, achieve specified regulatory and commercial milestones, and royalties on future product sales of these drugs.

As part of the collaboration extension, Isis is exploring with Lilly antisense drugs targeting Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death. Isis is working closely with Lilly to advance an improved STAT-3 candidate into development.

During the three and six months ended June 30, 2007, Isis generated revenue from its relationship with Lilly totaling $102,000 compared to $405,000 and $1.2 million for the same periods in 2006.

Merck & Co., Inc.

In June 1998, Isis entered into a multi-year research collaboration and license agreement with Merck to discover small molecule drug candidates to treat patients infected with HCV. The research collaboration ended in May 2003 in accordance with its terms. However, in December 2006, Merck advanced a drug discovered in this collaboration into Phase 1 clinical trials for which Isis received a $1 million milestone payment.  In addition, Merck will pay Isis aggregate milestone payments of up to $16 million upon the achievement of key clinical and regulatory milestones, and royalties on future product sales.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Merck.

Satellite Company Drug Discovery and Development Collaborations

Achaogen, Inc.

In January 2006, Isis licensed its proprietary aminoglycosides program to Achaogen, a biotechnology company pursuing unique strategies to combat drug-resistant pathogens. Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and are used to treat serious bacterial infections. In exchange for the exclusive, worldwide license to Isis’ aminoglycoside program, Achaogen issued to Isis $1.5 million of Achaogen Series A Preferred stock. Isis has recognized a valuation allowance of $1.5 million to offset this asset as realization of this asset is uncertain. In addition, assuming Achaogen successfully develops and commercializes the first drug in the first major market, Isis will receive milestone payments totaling up to $34.5 million for the achievement of key clinical, regulatory and sales milestones.  Isis will also receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of the aminoglycoside program and products.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Achaogen.

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

In connection with this collaboration, Isis received 30.0 million shares of ATL common stock upon completion of ATL’s initial public offering (“IPO”), representing an initial ownership percentage of approximately 14%, and options to purchase an additional 20.0 million shares of ATL common stock, which expired in 2006. The initial ATL common stock Isis received had a value of $2.8 million, and Isis recognized this amount into revenue ratably over the five-year period of performance under the collaboration, which ended in November 2006.  There were no changes in Isis’ period of performance. There was no deferred revenue as of June 30, 2007 and December 31, 2006.  For the three and six months ended June 30, 2007, Isis recorded revenue of $44,000 and $55,000, respectively, related to this collaboration compared to $179,000 and $355,000 for the same periods in 2006.  As of June 30, 2007, Isis’ ownership percentage in ATL, including 10.3 million shares Isis purchased subsequent to shares it acquired in the IPO, was less than 10%.  Isis’ balance sheets at June 30, 2007 and December 31, 2006 included a short-term investment at fair market value of $1.4 million and $1.3 million, respectively, related to this equity investment.

Atlantic Healthcare (UK) Limited

In March 2007, Isis licensed alicaforsen to Atlantic Healthcare (UK) Limited, a UK-based company that was founded in 2006 by gastrointestinal drug developers to develop alicaforsen for the treatment of ulcerative colitis and other inflammatory diseases. Atlantic Healthcare plans to initially develop alicaforsen for pouchitis, an ulcerative colitis indication, followed by ulcerative colitis and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, Isis received an upfront payment from Atlantic Healthcare in the form of equity valued at $2 million.  Isis has recognized a valuation allowance of $2 million to offset this asset as realization of this asset is uncertain.  In addition, assuming Atlantic Healthcare successfully develops and commercializes alicaforsen, Isis will receive milestone payments and royalties on future product sales of alicaforsen. If Atlantic Healthcare meets certain of these milestones, at Atlantic Healthcare’s request, Isis will attempt to identify a second generation lead drug candidate for Atlantic Healthcare. Atlantic Healthcare may take an exclusive worldwide license to the lead candidate under the terms and conditions of the agreement. Atlantic Healthcare is solely responsible for the continued development of alicaforsen, and, if selected, the second generation lead drug candidate.  During the first half of 2007, Isis did not recognize any revenue from its relationship with Atlantic Healthcare.

iCo Therapeutics, Inc.

In August 2005, Isis granted a license to iCo for the development and commercialization of iCo 007, a second generation antisense drug.  iCo is initially developing iCo 007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels, such as diabetic macular edema and diabetic retinopathy. iCo paid Isis a $500,000 upfront fee consisting of $250,000 in cash and a $250,000 convertible note. Isis has recognized a valuation allowance of $250,000 to offset the convertible note and the resulting common stock of iCo as the realization of this asset is uncertain.  iCo will also pay Isis milestone payments totaling up to $23.0 million for the achievement of clinical and regulatory milestones. In addition, Isis will receive royalties on any product sales of this drug. Under the terms of the agreement, iCo is solely responsible for the clinical development and commercialization of the drug. In December 2006, iCo filed an IND application with the FDA for iCo 007 for which Isis earned a $200,000 milestone payment.

In December 2005, Isis entered into a manufacturing and supply agreement with iCo. Under the agreement, iCo purchased drug manufactured by Isis for $700,000. iCo made a $525,000 prepayment to Isis consisting of $175,000 in cash and a $350,000 convertible note.  Isis has recognized a valuation allowance of $350,000 to offset the convertible note and the resulting common stock of iCo as the realization of this asset is uncertain.  In December 2006, Isis’ obligations under the manufacturing and supply agreement were completed and title of the product transferred to iCo.  As a result, in January 2007, iCo paid Isis the remaining balance of $175,000.  In May 2006, Isis received 869,025 shares of iCo common stock for the conversion of both convertible notes.  There was no deferred revenue as of June 30, 2007 and December 31, 2006.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with iCo.

ImQuest Pharmaceuticals, Inc.

In April 2006, Isis granted an exclusive worldwide license to ImQuest for the development and commercialization of ISIS 5320, a compound that has been shown to be a potent and specific inhibitor of HIV, the virus that causes AIDS. ImQuest plans to develop ISIS 5320 as a topical microbicide therapy to prevent the sexual transmission of HIV throughout the world, but especially in developing countries. In exchange for the exclusive worldwide license, Isis will receive royalties on sales of drugs resulting from ISIS 5320. In addition, if ImQuest sublicenses ISIS 5320, Isis is entitled to a portion of the consideration received.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with ImQuest.

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

In September 2003, the companies expanded their antisense drug development partnership to include the development of the second generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for the preclinical and clinical development of the drug and Isis has no performance obligations. OncoGenex issued to Isis $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay Isis milestone payments totaling up to $3.5 million for the achievement of clinical and regulatory milestones, and pay Isis royalties on product sales. As of June 30, 2007, OncoGenex had not triggered any of the milestone payments related to OGX-225.

In January 2005, Isis further broadened its antisense drug development partnership with OncoGenex to allow for the development of two additional second generation antisense anti-cancer drugs. Under the terms of the agreement, OncoGenex is responsible for the preclinical and clinical development of the drugs and Isis has no performance obligations. In April 2005, OncoGenex selected its first drug under this expansion, OGX-427. OGX-427 targets heat shock protein 27, or Hsp27, which is over-expressed in numerous tumor types and is associated with treatment resistance through its ability to help cancer cells survive stress-induced injury. OncoGenex paid Isis an upfront fee of $750,000 with a convertible note, which, in August 2005, converted into 244,300 shares of OncoGenex’s preferred stock. OncoGenex will also pay Isis milestone payments totaling up to $5 million for the achievement of key clinical and regulatory milestones, and royalties on future product sales of these drugs.  As of June 30, 2007, OncoGenex had not triggered any of the milestone payments related to OGX-427.

For the three and six months ended June 30, 2007, Isis earned revenue of $4,000 related to its collaboration with OncoGenex compared to $1.1 million for the same periods in 2006.  Isis’ balance sheets at June 30, 2007 and December 31, 2006 include a long-term investment of $1.5 million related to Isis’ equity investment in OncoGenex. While there is no readily determinable market value for these securities, there has been no indication that Isis’ investment in OncoGenex has been impaired; accordingly, Isis believes that the carrying value of this investment is equal to or below its current fair market value.

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

Under the terms of the agreement, Sarissa paid Isis a $1.0 million upfront fee in exchange for the exclusive, worldwide license to the TS antisense drug.  Sarissa paid the upfront fee with a convertible note, which will convert into Sarissa stock upon Sarissa’s successful completion of a venture capital financing. Isis has recognized a valuation allowance of $1.0 million to offset the note as realization of this asset is uncertain. Sarissa will also pay Isis milestone payments totaling up to $5.5 million for the achievement of clinical and regulatory milestones. In addition, Isis will receive royalties on any sales of the TS antisense drug. Sarissa is solely responsible for preclinical and clinical development of the drug.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Sarissa.

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

In turn, Alnylam nonexclusively licensed to Isis Alnylam patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded RNAi therapeutics and to research double-stranded RNAi compounds. Isis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on either an exclusive or co-exclusive basis depending on the target. If Isis develops or commercializes an RNAi-based drug using Alnylam’s technology, Isis will pay Alnylam milestones and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million and are payable by Isis upon the occurrence of specified development and regulatory events. As of June 30, 2007, Isis did not have an RNAi-based drug in clinical development.  As part of the collaboration, each party granted the other party a nonexclusive cross license to its respective patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for microRNA therapeutics.

Isis’ Alnylam alliance provides it with an opportunity to realize substantial value from its pioneering work in antisense mechanism and oligonucleotide chemistry and is an example of Isis’ strategy to participate in all areas of RNA-based drug discovery. As of June 30, 2007, Isis has earned approximately $5.0 million from Alnylam resulting from sublicenses of Isis’ technology for the development of RNA interference therapeutics that Alnylam has granted to pharmaceutical partners.  In the quarter in which Alnylam’s transaction with Roche Holding AG receives Hart-Scott-Rodino clearance, Isis will earn additional licensing revenue of $26.5 million resulting from Alnylam’s sublicense of Isis’ technology for the development of RNA interference therapeutics to Roche. The transaction is expected to receive clearance in the third quarter of 2007.

As of June 30, 2007, Isis no longer owns any shares of Alnylam.  At December 31, 2006, Isis’ balance sheet included a short-term investment at carrying value of $5.6 million, which represented 290,000 shares of Alnylam’s stock.  During the first half of 2007 and 2006, Isis sold portions of its Alnylam stock for cash proceeds of $5.2 million and $4.4 million, respectively.  Isis did not recognize any revenue from its relationship with Alnylam during the first half of 2007 and 2006.

Archemix

In August 2007, Isis and Archemix entered into a new strategic alliance focused on aptamer drug discovery and development.  Archemix obtained a license to Isis’ technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than the mRNA-targeting aspect that antisense mechanisms, including RNAi, exploit.  Through this licensing partnership, Isis is providing access to its oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs.  Isis will receive a portion of any sublicensing fees Archemix generates as well as milestones and royalties on its drugs.

Ercole Biotech, Inc.

In May 2003, Isis and Ercole initiated a multi-year collaboration to discover antisense drugs that regulate alternative RNA splicing. Part of this collaboration includes a cross-license of Isis’ respective splicing-related intellectual property with Ercole. Isis is combining its alternative splicing expertise with Ercole to discover antisense drugs that regulate alternative RNA splicing. As part of this collaboration, Isis granted Ercole a license to Isis’ Bcl-x molecule and certain of its chemistry patents. In addition, Isis took an equity ownership position in Ercole with the initial funding, in the form of a convertible note, which the companies anticipate will convert into securities that Ercole issues in its next venture capital financing. Isis also has the option to make an additional equity investment in Ercole. Pursuant to the terms of a Note and Warrant Purchase Agreement, during 2003 and early 2004, Isis made cash payments to Ercole of $500,000 and $250,000, respectively in exchange for a convertible note. Isis expensed the payments when made. The note is secured by all of Ercole’s assets, including intellectual property and licenses. The note will convert into securities that Ercole issues in a qualified financing, as defined by the agreement.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Ercole.

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

As part of its original license agreements with Pantheco, Isis received shares of Pantheco stock.  In May 2003, Pantheco and Cureon A/S merged to form Santaris. Prior to the merger, Isis purchased additional shares of Pantheco for $55,000 as a result of anti-dilution provisions related to Pantheco’s stock.  As of June 30, 2007 and December 31, 2006, Isis’ ownership interest in Santaris was less than 10%. Isis’ balance sheets at June 30, 2007 and December 31, 2006 included a long-term investment of $625,000, respectively, related to this equity investment, reflecting the value of Isis’ initial investment and additional purchase due to anti-dilution provisions. While there is no readily determinable market value for these securities, there has been no indication that Isis’ investment in Santaris has been impaired; accordingly, Isis believes that the carrying value of this investment is equal to or below its current fair market value.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Santaris.

Intellectual Property Licensing Agreements

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

In May 2001, Isis entered into an agreement with Hybridon under which Isis acquired an exclusive license to all of Hybridon’s antisense chemistry and delivery patents and technology.  Hybridon retained the right to practice its licensed antisense patent technologies and to sublicense it to collaborators under certain circumstances.  In addition, Hybridon received a non-exclusive license to Isis’ suite of RNase H patents. In exchange for the license to Hybridon’s antisense patents, Isis paid $15.0 million in cash and agreed to pay Hybridon $19.5 million in Isis common stock before May 2003.  In return for access to Isis’ patents, Hybridon agreed to pay Isis $6.0 million in Hybridon common stock before May 2004.  Isis’ balance sheets at June 30, 2007 and December 31, 2006 reflected a licensing asset, net of amortization, of $16.7 million and $17.6 million, respectively.  During 2004 and 2005, Isis sold all of its short term investment in Hybridon for net proceeds of approximately $665,000.  In September 2005, Hybridon changed its name to Idera Pharmaceuticals, Inc.  For the three and six months ended June 30, 2007, Isis earned revenue of $10,000 related to its relationship with Hybridon compared to $0 for the same periods in 2006.

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

Out-Licensing Arrangements; Royalty Sharing Agreements

Drug Royalty USA, Inc. (now Drug Royalty Trust 3)

In December 2004, Isis sold a portion of its royalty rights in Macugen to Drug Royalty USA, Inc. (“DRC”). In exchange for this sale, DRC has paid Isis $15.0 million to date and agreed to pay Isis an additional $9.0 million in the fourth quarter of 2007. Under the terms of the agreement, Isis and DRC share the royalty rights on Macugen through 2009. After 2009, Isis retains all royalties for Macugen under its Eyetech agreement. Under the agreement, through 2009, DRC will receive the royalties on the first $500 million of annual sales of Macugen. Isis and DRC will each receive 50 percent of royalties on annual sales between $500 million and $1.0 billion. Isis retains 90 percent of all royalties on annual sales in excess of $1.0 billion and 100 percent of all royalties after 2009. Isis has retained all milestones payable to Isis by Eyetech under the license agreement.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with DRC.

As part of the sale, Isis agreed to pay DRC liquidated damages if any one of a defined set of defaults occurs. The amount of liquidated damages will be calculated such that DRC will receive a ten percent per annum return, compounded quarterly on the total of all purchase price payments made by DRC to Isis through the default date minus the total of any royalties received by DRC through the default date. As of June 30, 2007, DRC has received $6.0 million in royalties. In addition, DRC may withhold any installment of the purchase price if immediately prior to such payment, Isis fails to meet a minimum liquidity requirement equal to the then outstanding balance on its loan with Silicon Valley Bank; plus the potential amount of liquidated damages, assuming that DRC has paid the impending purchase price installment; plus its cash burn over the most recent three months. As collateral for its obligations under the sale agreement, Isis granted DRC a first priority security interest in the patents licensed by Isis to Eyetech under the license agreement and in the license agreement itself.  In June 2007, DRC alleged that Isis breached representations, warranties and covenants under its agreement with DRC.  A more detailed discussion is included in Part II, Item 1 – Legal Proceedings.

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

During 2004, Isis earned $4.0 million in milestones associated with the filing of an NDA and FDA approval for Macugen for the treatment of wet age-related macular degeneration.  Isis’ license with Eyetech will also generate additional milestone payments aggregating up to $2.8 million for the achievement of specified regulatory milestones with respect to the use of Macugen for each additional therapeutic indication.  During the first half of 2007 and 2006, Isis did not recognize any revenue from its relationship with Eyetech.

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

Commercial Agreements

Ibis plans to work with partners to manufacture, install and support Ibis T5000 instruments.  For research markets Ibis is working with Bruker Daltonics to accomplish this.  Ibis expects in the future to work with a partner to complete development, regulatory approval, and then market the Ibis instruments for the in vitro diagnostics market.  Ibis plans to focus on the manufacture and sale of high-volume, high-margin consumables.  Ibis also generates commercial revenue through its assay services laboratory, in which it analyzes customers’ samples in its own facilities, providing prospective instrument customers the opportunity to assess the Ibis T5000 Biosensor System’s capabilities before purchasing an instrument.

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

Assay Services Collaboration

In July 2006, Ibis received a contract to perform forensic analyses of up to 10,000 samples in its assay services laboratory.  Initial funding from this contract was $1.9 million.  In June 2007, Ibis received additional funding of $1.6 million relating to this contract.  For the three and six months ended June 30, 2007, Isis recognized $593,000 and $1.1 million, respectively, relating to this contract.  This assay services capability represents a key part of the Ibis business strategy, as it not only has the potential to be an important revenue-generating opportunity for the business, but also represents an important resource for customers evaluating the capabilities of the Ibis T5000 and collaborating in applications development.

Research and Development Collaborations

To develop the Ibis T5000 Biosensor System and its applications, Ibis received contracts and grants from a number of government agencies, including Defense Advanced Research Projects Agency (“DARPA”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”).  Government collaborations continue to represent a significant source of funding for the Ibis T5000 program. As a result of these collaborations, Ibis is now developing various applications for the Ibis T5000 Biosensor System that it will sell to commercial customers, including government collaborators.

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

Forensics

Microbial forensics is a type of forensics used to investigate crimes involving infectious organisms. Microbial forensics uses the “biological fingerprint” of an infectious organism to help pinpoint the source, allowing law enforcement and public health officials to effectively respond to a biological threat. Additionally, through a government grant, Ibis is continuing its ongoing development of an informational database on microbial agents. The program is a database of biological threat agents, their DNA sequences, and their effects, that law enforcement officials can use to confer deterrence and support forensic investigations. In 2005, under a subcontract from SAIC and with support from DARPA, Ibis installed its second biosensor system at the DHS’s National Bioforensic Analysis Center (“NBFAC”) for use in bioforensics.

Epidemiological Surveillance, Infectious Disease Research and Hospital-Associated Infection Control

Ibis and its government partners continue to develop applications for the T5000 Biosensor System to rapidly identify, monitor, and control infectious diseases. Specifically, in August 2005, Ibis received a three-year grant worth up to $4.9 million from the NIAID, a part of the NIH.  The grant funds the continued development of applications to diagnose infectious diseases and to identify and control hospital-associated infections (“HAI”) using the Ibis T5000 Biosensor System. In September 2006, Ibis successfully completed the first phase of this grant and has been granted funding for the second and third phases of the grant, which includes installing an Ibis T5000 Biosensor System at Johns Hopkins University Medical Center. The purpose of the grant is to develop infectious organism identification (ID) test kits to identify a broad range of respiratory and blood-borne infectious agents, including bacteria and viruses on the NIAID, a part of the NIH, priority list. In addition to deployment of an Ibis T5000 Biosensor System, the second and third phases of the grant—approximately $2.6 million—include funding for the purchase of assay kits to analyze human samples in validation studies.

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

5.                                    Symphony Warrant

In April 2006, Isis granted the members of Symphony GenIsis Holdings LLC warrants to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share. These warrants expire on April 7, 2011 and can be settled with unregistered shares of Isis’ common stock.  At June 30, 2007, all of these warrants remained issued and outstanding. If Isis enters into a merger or acquisition in which the surviving or resulting “parent” entity is an entity other than Isis, then the holders of these warrants may exchange the warrants for a new warrant exercisable in return for shares of common stock of the surviving entity as follows:

•                   if the terms of such merger or acquisition provide for consideration that consists solely of stock of the surviving entity, and the surviving entity has a class of common stock traded on a major national exchange or foreign exchange (“Public Common Shares”), then any replacement warrants issued to the holders will be solely for such publicly traded common shares, at an exchange ratio reflecting the stock consideration paid at the time of such change in control; or

•                   if the terms of such merger or acquisition shall provide for consideration that consists of cash or a combination of cash and Public Common Shares of the surviving entity, then any replacement warrants issued to the holders will be solely for Public Common Shares of the surviving entity, at an exchange ratio reflecting the total consideration paid by the surviving entity at the time of such change in control, as if the total consideration (including cash) for each share of Isis’ common stock was instead paid only in Public Common Shares of the surviving entity at the time of such change of control; or

•                   if the surviving entity is a private corporation, closely held company or other entity that does not have a class of Public Common Shares, then the holders of the warrants may elect to surrender all outstanding warrants to Isis in consideration of a cash payment for each share of its common stock subject to purchase under the warrants in an amount equal to 40% of the per share cash consideration to be received by a holder of one share of its common stock to be tendered in the merger or acquisition, subject to an aggregate limit of $22,000,000.

In connection with the issuance of the warrants, Isis entered into a registration rights agreement with Symphony GenIsis Holdings LLC.  Pursuant to the registration rights agreement, Isis filed a registration statement with the SEC covering the shares of common stock issuable upon exercise of the warrants.  Isis is required to use commercially reasonable efforts to maintain the effectiveness of the registration statement over the term of the warrant.

Isis evaluated the provisions of the Registration Rights Agreement and the Warrant Purchase Agreement under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that the criteria for equity classification were met; therefore, the warrants were accounted for as part of stockholders’ equity.

6.                                    Segment Information and Concentration of Business Risk

Segment information

The following is information for revenue and loss from operations by segment (in thousands):

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended June 30, 2007
Revenue:
Research and development	$1,591	$1,081	$—	$2,672
Commercial revenue (1)	—	810	—	810
Licensing and royalty	331	—	—	331
Total segment revenue	$1,922	$1,891	$—	$3,813

Loss from operations	$(16,790)	$(2,870)	$—	$(19,660)

Three Months Ended June 30, 2006
Revenue:
Research and development	$1,912	$2,410	$—	$4,322
Licensing and royalty	53	—	—	53
Total segment revenue	$1,965	$2,410	$—	$4,375

Income (Loss) from operations	$(15,620)	$(1,697)	$215	$(17,102)

	Drug Discovery and Development	Ibis	Corporate	Total
Six Months Ended June 30, 2007
Revenue:
Research and development	$2,017	$2,026	$—	$4,043
Commercial revenue (1)	—	1,441	—	1,441
Licensing and royalty	779	—	—	779
Total segment revenue	$2,796	$3,467	$—	$6,263

Loss from operations	$(34,557)	$(6,004)	$—	$(40,561)

Six Months Ended June 30, 2006
Revenue:
Research and development	$3,183	$5,608	$—	$8,791
Licensing and royalty	543	—	—	543
Total segment revenue	$3,726	$5,608	$—	$9,334

Income (Loss) from operations	$(31,296)	$(2,000)	$178	$(33,118)

(1) Ibis’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Isis does not include asset or liability information by reportable segment since it does not use the information for purposes of making decisions about allocating resources to the segments and assessing their performance.

Concentrations of business risk

Isis has historically funded its operations in part from collaborations with corporate partners and as it relates to Ibis, from collaborations with various government agencies. Additionally, beginning in the second half of 2006, Ibis began selling commercial products and services. A relatively small number of partners historically have accounted for a significant percentage of Isis’ revenue. Revenue from significant partners as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Partner A	33%	0%	20%	0%
Partner B	28%	11%	32%	13%
Partner C	11%	2%	10%	1%
Partner D	10%	25%	14%	21%
Partner E	3%	9%	2%	12%
Partner F	2%	8%	2%	19%
Partner G	0%	25%	0%	12%
Partner H	0%	11%	0%	8%

For the three months ended June 30, 2007 and 2006, Isis derived approximately 50% and 55%, respectively, of its revenue from agencies of the United States Government compared to 55% and 60% for the six months ended June 30, 2007 and 2006, respectively.  For the first half of 2007, four of the six significant partners listed above represent revenue from agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 55%, 20% and 12% of contract receivables at June 30, 2007. Contract receivables from four significant partners comprised approximately 25%, 20%, 19%, and 16% of contract receivables at December 31, 2006.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and our Ibis Biosciences subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals or projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. SEC, and those identified within this Item entitled “Risk Factors” beginning on page 37 of this Report.

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

We have a broad patent portfolio to protect our substantial innovation and investment in RNA-based technologies and products. We own or exclusively license more than 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. In addition to protecting our key assets, our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. We have generated more than $81.9 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.  Not included in this amount is the $26.5 million due to us from Alnylam resulting from Alnylam’s sublicense of our technology to Roche.  In the quarter in which Alnylam receives Hart-Scott-Rodino clearance, we will recognize the $26.5 million as revenue.  The transaction is expected to receive clearance in the third quarter of 2007.

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

Much of the development of the Ibis T5000 Biosensor System and related applications has been funded through government contracts and grants.  As of June 30, 2007, we had earned $60.7 million in revenue under our government contracts and grants, and we had an additional $6.2 million committed under our existing contracts and grants.

Recent Events

Archemix

In August 2007, Archemix and us entered into a new strategic alliance focused on aptamer drug discovery and development.  Archemix obtained a license to our technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than the mRNA-targeting aspect that antisense mechanisms, including RNAi, exploit.  Through this licensing partnership, we are providing access to our oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs.  We will receive a portion of any sublicensing fees Archemix generates as well as milestones and royalties on its drugs.

Alnylam Collaboration

In the quarter in which Alnylam’s transaction with Roche receives Hart-Scott-Rodino clearance, we will earn licensing revenue of $26.5 million resulting from Alnylam’s sublicense of our technology for the development of RNA interference therapeutics to Roche.  The transaction is expected to receive clearance in the third quarter of 2007.  This payment is according to the terms of the 2004 strategic alliance agreement between Alnylam and us, through which Alnylam obtained an exclusive license to our intellectual property for double-stranded oligonucleotide therapeutics that mediate RNAi, such as small interfering RNAs (siRNAs), in return for an upfront payment, milestone payments, royalties and a portion of Alnylam’s sublicensing revenue.  Additionally, during the second quarter, Alnylam announced the achievement of an important milestone in its strategic alliance with us, in initiating IND-enabling studies with an RNAi therapeutic clinical candidate that utilizes technology and intellectual property licensed exclusively from us.  Alnylam and we continue to collaborate on siRNA-related technology platform advancements.

Bristol-Myers Squibb Company

In May 2007, we entered into a collaboration agreement with BMS to discover, develop and commercialize novel antisense drugs targeting PCSK9.  BMS paid us a $15 million upfront licensing fee, and under the terms of the agreement will provide us with at least $9 million in research funding over three years. We will also receive up to $168 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestones associated with development of follow-on compounds. BMS will pay us royalties on sales of products resulting from the collaboration.

Clinical Data on ISIS 301012

In March 2007, we reported positive results from three studies of ISIS 301012. ISIS 301012 inhibits production of apoB-100 to reduce low-density lipoproteins (LDL-C) and other atherogenic lipids and triglycerides.  We are developing ISIS 301012 to reduce LDL-C in the significant and growing number of patients who are unable to achieve recommended LDL-C levels.  At the American College of Cardiology meeting at the end of March, we reported new data from three Phase 2 studies. Collectively, the key conclusions from the Phase 2 studies are that treatment with ISIS 301012:

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

In May 2007, we reported results from three homozygous familial hypercholesterolemia (HoFH) patients who had completed twelve weeks of treatment with ISIS 301012 at a dose of 300mg/week.  The three patients, all of whom were unable to meet target LDL-C levels with maximally-tolerated lipid-lowering therapies including high-dose statins, achieved additional LDL-C reductions of 45%, 50% and 51%, respectively, over levels achieved with maximally tolerated lipid-lowering therapy.  ISIS 301012 continued to be well tolerated in the study.

Development of ISIS 301012 is continuing in three ongoing studies in which it is being coadministered with statins for three months in polygenic hypercholesterolemic patients, and with maximally-tolerated lipid-lowering therapies in homozygous and heterozygous FH patients.  We expect results from these studies later in the year.  Additionally, we plan to start our pivotal FH trials this year, as well as to initiate a longer-term dosing study in coadministration with statins in patients with routine high cholesterol.

Issuance of 2 5/8% Convertible Subordinated Notes; Repurchase of 5 1/2% Convertible Subordinated Notes

In January 2007, we issued $162.5 million of 2 5/8% convertible subordinated notes due 2027.  Using the net proceeds from the issuance of the 2 5/8% notes, we repurchased our 5 1/2% convertible subordinated notes due 2009.  The significantly lower interest rate of the 2 5/8% notes reduces our cash interest payments by approximately $2.6 million, annually.  In addition, the extended maturity date of the 2 5/8% notes further strengthens our financial position.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management discusses the development, selection and disclosure of such estimates with the audit committee of our Board of Directors. There are specific risks associated with these critical accounting policies that we describe in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as expected, and that best estimates routinely require adjustment.  Historically, our estimates have been accurate as we have not experienced any material differences between our estimates and our actual results.  The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

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

We often enter into collaborations where we receive non-refundable upfront payments for prior or future expenditures. We recognize revenue related to upfront payments ratably over our period of performance relating to the term of the contractual arrangements.  Occasionally, we are required to estimate our period of performance when the agreements we enter into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. To date our estimates have not required material adjustments.  We have made estimates of our continuing obligations on several agreements, including our collaborations with Antisense Therapeutics Ltd., Lilly, OncoGenex and Pfizer.  Our collaborative agreements typically include a research and/or development project plan that includes activities to be performed in the collaboration and the party responsible for performing them.  We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period.  When our collaborators have asked us to continue performing work in a collaboration beyond the initial period of performance, we have extended our amortization period to correspond to the new extended period of performance.  In no case have adjustments to performance periods and related adjustments to revenue amortization periods had a material impact on our revenue.

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

We generally recognize revenue related to the sale of our drug inventory as we ship or deliver drugs to our partners. In several instances, we completed the manufacturing of drugs, but our partners asked us to deliver the drug on a later date. Under these circumstances, we ensured that the provisions in SAB 104 were met before we recognized the related revenue.

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

In the fourth quarter of 2006, we started to sell the Ibis T5000 Biosensor System commercially. The sale of each Ibis T5000 Biosensor System contains multiple elements.  Since we had no previous experience commercially selling the Ibis T5000 Biosensor System, we had no basis to determine the fair values of the various elements included in each system; therefore, we account for the entire system as one deliverable and recognize revenue over the entire period of performance.  The assay kits, which are sold separately from the instrument, are considered part of the entire system from an accounting perspective because the assay kits and the instrument are dependent on each other.  For a one-year period following the sale, we have ongoing support obligations for the Ibis T5000 Biosensor System, therefore we are amortizing the revenue for the entire system including related assay kits, over a one-year period. Once we obtain a sufficient number of sales to enable us to identify each element’s fair value, we will be able to recognize revenue separately for each element.

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

In addition to our investments in marketable securities, we have equity investments in privately- and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  During the first half of 2007, we sold the remaining equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $3.5 million compared to a net gain on investments of $2.3 million during the same period in 2006.  The net gain on investments during the first half of 2006 represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we owned offset by a non-cash loss on investment of $465,000 related to the other-than-temporary impairment of our equity investment in Antisense Therapeutics Ltd.  Since the impairment in the second quarter of 2006, we have recorded a net unrealized gain of $486,000 related to our equity investment in ATL as a separate component of stockholders’ equity. This reflected the increase in the market value of the investment since the impairment.

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

We recorded a charge of $337,000 and $463,000 for the first half of 2007 and 2006, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values.

Valuation of Inventory

In accordance with SFAS 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because, until we use these raw materials, they have alternative future uses.  We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products.  Each of our raw materials can be used in multiple products and, as a result, have future economic value independent of the development status of any single drug.  For example, if one of our drugs failed, the raw materials allocated for that drug could be used to manufacture our other drugs.  We expense these costs when we deliver our drugs to partners, or as we use these drugs in our own clinical trials. Also included in inventory are material costs and related manufacturing costs associated with our Ibis T5000 Biosensor System and related assay kits. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce our carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf lives of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.

Estimated Liability for Clinical Development Costs

We record accrued liabilities related to unbilled expenses for which service providers have not yet billed us related to products or services that we have received, specifically related to ongoing preclinical studies and clinical trials. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. We have multiple drugs in concurrent preclinical studies and clinical trials at several clinical sites throughout the world. In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain an accrual to cover these expenses. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. Upon settlement, these costs may differ materially from the amounts accrued in our condensed consolidated financial statements.  Our historical accrual estimates have not been materially different from our actual amounts.

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

Segment Information

We provide segment financial information and results for our Drug Discovery and Development segment and our Ibis Biosciences, Inc. subsidiary based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments.  We have not made material changes to our allocation methodologies since we began reporting segment financial information and results.  Different assumptions or allocation methods could result in materially different results by segment.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees and SFAS 123, Accounting for Stock-Based Compensation, beginning January 1, 2006. In March 2005, the SEC issued SAB 107, Share-Based Payment, relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As of June 30, 2007, there was $13.1 million of total unrecognized compensation cost related to non-vested stock-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.4 years.

We utilize the Black-Scholes model and assumptions discussed in Note 1 for estimating the fair value of the stock-based awards we granted. Compensation expense for all stock-based payment awards is recognized using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. Our risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and our ESPP. The dividend yield assumption is based on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use a weighted average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123R. The expected term of stock options granted represents the period of time that they are expected to be outstanding. For our 2002 Non-Employee Directors’ Stock Option Plan, we estimate the expected term of options granted based on historical exercise patterns. For our employee stock option plans, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107. We estimated forfeitures based on historical experience. There were no material changes to our estimated forfeitures for the first half of 2007 and 2006.  For the periods prior to fiscal 2006, we accounted for forfeitures as they occurred in our pro forma information as required under SFAS 123.

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2007 was $3.8 million and $6.3 million, respectively, compared to $4.4 million and $9.3 million for the same periods in 2006.  Our 2007 year-to-date revenue reflects two months of revenue associated with our recent collaboration with BMS, which began in May 2007.  Revenue was lower for the three and six months ended June 30, 2007 compared to the same period in 2006 because of lower revenue from our collaborations and differences in the timing of Ibis’ revenue.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments, including those for drugs we manufacture for our partners. For example, in the quarter in which Alnylam’s transaction with Roche receives Hart-Scott-Rodino clearance, we will earn licensing revenue of $26.5 million resulting from Alnylam’s sublicense of our technology for the development of RNA interference therapeutics to Roche.  The transaction is expected to receive clearance in the third quarter of 2007.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Drug Discovery and Development:
Research and development revenue	$1,591	$1,912	$2,017	$3,183
Licensing and royalty revenue	331	53	779	543
	$1,922	$1,965	$2,796	$3,726

Ibis Biosciences:
Research and development revenue	$1,081	$2,410	$2,026	$5,608
Commercial revenue (1)	810	—	1,441	—
	$1,891	$2,410	$3,467	$5,608

Total Revenue:
Research and development revenue	$2,672	$4,322	$4,043	$8,791
Commercial revenue (1)	810	—	1,441	—
Licensing and royalty revenue	331	53	779	543
	$3,813	$4,375	$6,263	$9,334

(1)  Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.
Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three and six months ended June 30, 2007 was $1.6 million and $2.0 million, respectively, compared to $1.9 million and $3.2 million for the same periods in 2006. The decrease was primarily a result of lower revenue from our research collaborations, including a decrease in revenue associated with our collaborations with Lilly and OncoGenex offset by revenue earned from our collaboration with BMS. Our research and development revenue under collaborative agreements fluctuates based on the timing of activities under contract, and as a result, it frequently includes non-recurring items.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2007 was $331,000 and $779,000, respectively, compared to $53,000 and $543,000 for the same periods in 2006.  The increase for the three and six months ended June 30, 2007 compared to the same periods in 2006 relates to the increased licensing revenue we received from Roche Molecular related to the royalty-bearing license we granted Roche in October.

Ibis Biosciences, Inc.

Ibis’ revenue for the three and six months ended June 30, 2007 was $1.9 million and $3.5 million, respectively, compared to $2.4 million and $5.6 million for the same periods in 2006. Ibis earned commercial revenue of $810,000 and $1.4 million, respectively, for the three and six months ended June 30, 2007, which consisted of revenue from sales of Ibis’ T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business.  Commercial revenue in the second quarter of 2007 increased by 28% over the first quarter of 2007 primarily due to additional revenue from the second commercial T5000 Biosensor System that was delivered late in the first quarter of 2007.  Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for each instrument sold over the period of this support obligation. Additionally, Ibis generated revenue from its government contracts and grants of $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2007 compared to $2.4 million and $5.6 million for the same periods in 2006. As Ibis has matured from research and development to commercial stage, some of its large government contracts that supported technology development have been successfully completed.  New contracts supporting application development are being initiated, resulting in this transient decline in contract revenue.  We expect that revenue from government contracts will continue to provide a solid revenue base going forward.

From inception through June 30, 2007, Ibis has earned $60.7 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $6.2 million is committed under existing contracts and grants. We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

Even with our increased costs associated with the expansion of our clinical development programs and with building the manufacturing, marketing and sales infrastructure required to successfully commercialize the Ibis T5000 Biosensor System, careful control of expenses in other areas resulted in total operating expenses for the three and six months ended June 30, 2007 of $23.5 million and $46.8 million, respectively, compared to $21.5 million and $42.5 million for the same periods in 2006.  Also contributing to the increase in operating expenses was an increase in non-cash compensation expense.  Non-cash compensation expense related to stock options was $2.4 million and $4.8 million for the three and six months ended June 30, 2007, respectively, compared to $1.4 million and $2.8 million for the same periods in 2006, primarily reflecting an increase in our stock price from period to period.

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

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations, our Ibis Biosciences subsidiary and R&D support costs. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research and development expenses	$18,432	$17,879	$36,455	$35,098
Non-cash compensation expense related to stock options	1,952	1,103	3,878	2,256
Total research and development expenses	$20,384	$18,982	$40,333	$37,354

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Drug Discovery and Development	$16,658	$15,708	$32,885	$30,800
Ibis Biosciences	3,726	3,274	7,448	6,554
Total research and development expenses	$20,384	$18,982	$40,333	$37,354

For the three and six months ended June 30, 2007, we incurred total research and development expenses, excluding stock compensation, of $18.4 million and $36.5 million, respectively, compared to $17.9 million and $35.1 million for the same periods in 2006.  The increase is attributed to the continued development of our key programs.

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

Antisense drug discovery costs excluding non-cash compensation expense were $3.2 million and $6.6 million, respectively, for the three and six months ended June 30, 2007 compared to $3.0 million and $6.2 million for the same periods in 2006. The increase was primarily due to an increase in the use of lab supplies.  Additionally, the price of lab supplies increased in the first half of 2007 compared to the same period in 2006.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Alicaforsen for Crohn’s disease	$—	$—	$—	$2
Other antisense development products	5,537	4,974	9,878	9,428
Development overhead costs	988	1,358	2,327	2,128
Non-cash compensation expense related to stock options	689	357	1,340	715
Total antisense drug development	$7,214	$6,689	$13,545	$12,273

Antisense drug development expenditures were $6.5 million and $12.2 million, excluding non-cash compensation expense for the three and six months ended June 30, 2007 compared to $6.3 million and $11.6 million for the same periods in 2006.  The increase was primarily attributed to the continued development of our key programs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.  We are currently conducting multiple Phase 2 trials for ISIS 301012.  Development overhead costs were $988,000 and $2.3 million, respectively, for the three and six months ended June 30, 2007 compared to $1.4 million and $2.1 million for the same periods in 2006.

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

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services.  Manufacturing and operations expenses excluding non-cash compensation expense for the three and six months ended June 30, 2007 were $1.5 million and $3.0 million, respectively, compared to $1.3 million and $3.0 million for the same periods in 2006.  This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements.

Ibis Biosciences, Inc.

Ibis’ research and development expenses are primarily the result of its performance under government contracts in support of the ongoing development of the Ibis T5000 Biosensor System and related assay kits. Ibis’ expenses include all contract-related costs it incurs on behalf of government agencies in connection with the performance of its obligations under the respective contracts, including costs for equipment to which the government retains title. Research and development expenditures in Ibis include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of the Ibis T5000 Biosensor System.  Also included in Ibis research and development expenses are cost of goods sold for its commercial activity.  Further, we allocate a portion of R&D support costs to Ibis Biosciences and include this allocation in Ibis’ research and development expenses.

The following table sets forth information on Ibis’ research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research and development costs	$2,748	$2,501	$5,444	$4,883
R&D support costs	674	605	1,399	1,286
Non-cash compensation expense related to stock options	304	168	605	385
Total Ibis’ research and development expenses	$3,726	$3,274	$7,448	$6,554

Ibis’ research and development expenses, excluding non-cash compensation expense related to stock options, for the three and six months ended June 30, 2007 were $3.4 million and $6.8 million, respectively, compared to $3.1 million and $6.1 million for the same periods in 2006.  The increase in expenses primarily reflects an increase in costs necessary to support commercialization of the Ibis T5000 Biosensor System.  We expect costs and expenses for Ibis to increase as we continue to expand this business.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Personnel costs	$1,468	$1,553	$3,004	$2,997
Occupancy	1,463	1,400	2,977	2,927
Depreciation and amortization	1,186	1,331	2,392	2,575
Insurance	250	265	487	520
Other	327	264	914	640
Non-cash compensation expense related to stock options	189	122	370	245
Total R&D support costs	$4,883	$4,935	$10,144	$9,904

R&D support costs excluding non-cash compensation expense for the three and six months ended June 30, 2007 were essentially flat at $4.7 million and $9.8 million, respectively, compared to $4.8 million and $9.7 million for the same periods in 2006.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Drug Discovery and Development	$4,209	$4,330	$8,745	$8,618
Ibis Biosciences	674	605	1,399	1,286
Total R&D support costs	$4,883	$4,935	$10,144	$9,904

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$2,652	$2,415	$5,616	$4,760
Non-cash compensation expense related to stock options	437	295	875	516
Total selling, general and administrative expenses	$3,089	$2,710	$6,491	$5,276

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three and six months ended June 30, 2007 were $2.7 million and $5.6 million, respectively, compared to $2.4 million and $4.8 million for the same periods in 2006. The increase was a result of increased selling, general and administrative expenses associated with the commercialization of the Ibis T5000 Biosensor System. As Ibis continues to execute its commercialization plan, we expect selling, general and administrative expense for Ibis to continue to increase.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Drug Discovery and Development	$2,054	$1,877	$4,468	$4,222
Ibis Biosciences	1,035	833	2,023	1,054
Total selling, general and administrative expenses	$3,089	$2,710	$6,491	$5,276

Restructuring Activities

During the three and six months ended June 30, 2006, we recorded a benefit of $215,000 and $178,000, respectively, resulting from our decision to focus our resources on key programs.  In the second quarter of 2006, we successfully negotiated a contract modification with one of our vendors. The amount of the contract modification was $265,000 less than the amount that had been previously accrued; therefore, we recognized a benefit for this amount in restructuring activities for the three and six months ended June 30, 2006.  There were no restructuring activities in the first half of 2007.

Investment Income

Investment income for the three and six months ended June 30, 2007 totaled $3.1 million and $6.5 million, respectively, compared to $1.3 million and $2.2 million for the same periods in 2006. The increase in investment income was primarily due to a higher average cash balance during the first half of 2007 compared to the same period in 2006 as a result of the proceeds we received from the issuance of our 2 5/8% convertible subordinated notes in January 2007 and the $15 million upfront licensing fee that we received from our strategic partnership with BMS, offset by the repayment of our 5 ½% notes.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 totaled $2.0 million and $4.6 million, respectively, compared to $2.3 million and $4.6 million for the same periods in 2006.  We anticipate that interest expense will decrease in the second half of 2007 compared to the first half of 2007 because the 5 1/2% notes were fully repaid in the first half of 2007 and the 2 5/8% notes issued in early 2007 have a lower interest rate.

Gain on Investment

Gain on investments for the three and six months ended June 30, 2007 was $2.0 million and $3.5 million, respectively, compared to $2.3 million for the same periods in 2006.  The 2007 gain on investments reflected a gain realized on the sale of the remaining equity securities of Alnylam that we owned.  The 2006 gain on investments represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we owned offset by a non-cash loss on investment of $465,000 related to the impairment of our equity investment in Antisense Therapeutics Ltd.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the three and six months ended June 30, 2007 was $2.0 million and $3.2 million, respectively.  The loss on early retirement of debt reflected the early extinguishment of our 5½% convertible subordinated notes in the first half of 2007.  As a result of the repayment of the 5½%  notes, we recognized a $3.2 million loss on the early retirement of debt in the first half of 2007, which included $1.2 million of non-cash unamortized debt issuance costs.  There was no loss on early retirement of debt in the first half of 2006.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three and six months ended June 30, 2007 was $11.0 million and $24.0 million, respectively, compared to $2.2 million and $19.7 million for the same periods in 2006.  We recognized a benefit of $7.6 million and $14.4 million, respectively, for the three and six months ended June 30, 2007 in the loss attributed to noncontrolling interest in Symphony GenIsis, Inc. compared to $13.6 million for the same periods in 2006.  Net loss applicable to common stock for the first half of 2007 was higher compared to the same period in 2006 because of an increase in the Company’s loss from operations and the loss on early retirement of debt offset by higher interest income, net gain on investments and the benefit related to the loss attributed to noncontrolling interest in Symphony GenIsis, Inc.

Net Loss Per Share

Net loss per share for the three and six months ended June 30, 2007 was $0.13 per share and $0.29 per share, respectively, compared to $0.03 per share and $0.27 per share for the same periods in 2006.  In the second half of 2006, we issued approximately 8.0 million shares of our common stock to Azimuth under an equity financing that raised $75 million and approximately 1.4 million shares of our common stock in connection with the exercise of stock options and warrants, and the purchase of shares under our employee stock purchase plan.  The increase in the net loss per share for the three months ended June 30, 2007 compared to the same period in 2006 was primarily a result of the decrease in the benefit related to the loss attributed to noncontrolling interest in Symphony GenIsis, Inc. which is discussed in the Net Loss Applicable to Common Stock section above.  The minor increase in the net loss per share for the first half of 2007 compared to the same period in 2006 was a result of the increase in net loss applicable to common stock for the first half of 2007 compared to the same period in 2006 offset by the impact from the additional shares issued in the second half of 2006.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2007, we have earned approximately $514.0 million in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through June 30, 2007, we have raised net proceeds of approximately $730.7 million from the sale of our equity securities and we have borrowed approximately $543.8 million under long-term debt arrangements to finance a portion of our operations, including $125 million of 5 ½% convertible subordinated notes which we repaid in full in the first half of 2007.

At June 30, 2007, we had cash, cash equivalents and short-term investments of $202.7 million, which included $43.0 million of cash and cash equivalents held by Symphony GenIsis, consolidated working capital of $185.6 million and stockholders’ equity of $47.3 million. In comparison, we had cash, cash equivalents and short-term investments of $193.3 million, which included $54.8 million of cash and cash equivalents held by Symphony GenIsis, consolidated working capital of $181.1 million and stockholders’ equity of $68.6 million as of December 31, 2006.  The increase in our cash, cash equivalents and short-term investments primarily reflects the proceeds we received from the issuance of our 2 5/8% convertible subordinated notes in January 2007 and the $15 million upfront licensing fee that we received from our strategic partnership with BMS, offset by the repayment of our 5 ½% notes.  Further, our cash balance at June 30, 2007 does not include the $26.5 million we will receive from Alnylam, following regulatory clearance of Alnylam’s recent transaction with Roche. The transaction is expected to receive clearance in the third quarter of 2007.

As of June 30, 2007, our debt and other obligations totaled $174.0 million, compared to $140.3 million at December 31, 2006. The increase in our debt and other obligations was primarily due to the issuance of our 2 5/8% convertible subordinated notes offset by the declining balance on our Silicon Valley Bank term loan.  The significantly lower interest rate of the 2 5/8% convertible subordinated notes from that of our recently repaid 5 ½% convertible subordinated notes reduces our cash interest payments by approximately $2.6 million annually.  We will continue to use lease financing as long as the terms remain commercially attractive.

Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to meet our anticipated funding requirements through at least the end of 2010.

The following table summarizes our contractual obligations as of June 30, 2007. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	162.5	—	—	—	162.5
Silicon Valley Bank Term Loan	10.7	7.0	3.7	—	—
Capital Lease and Other Obligations	0.8	0.5	—	—	0.3
Operating Leases	21.6	2.8	5.7	3.7	9.4

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank, capital leases and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire debt from two partners. We are amortizing the term loan over sixty months. The term loan requires monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 7.5% at June 30, 2007. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at June 30, 2007 was $10.7 million.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. The $162.5 million convertible subordinated notes bear interest at 2 5/8%, which is payable semi-annually, and mature in 2027.  The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of common stock at a conversion price of $14.63 per share. We will be able to redeem these notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes are also able to require us to repurchase the 2 5/8% notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest.  Using the net proceeds from the issuance of our 2 5/8% notes, we repaid the entire $125 million of our 5 1/2% convertible subordinated notes due 2009.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2007 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of June 30, 2007, we had accumulated losses of approximately $840.8 million and stockholders’ equity of approximately $47.3 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on reasonable assumptions for new sources of revenue and cash, we believe we have sufficient resources to meet our anticipated requirements through at least the end of 2010.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2007, the market price of our common stock ranged from $5.57 to $14.00 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. In March 2003, we reported the results of a Phase 3 clinical trial of Affinitak in patients with late-stage non-

small cell lung cancer and in October 2004, we reported the results of a second similar Phase 3 clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient to support an NDA filing. In December 2004, we reported the results of our Phase 3 clinical trials of alicaforsen in patients with active Crohn’s disease, in which alicaforsen did not demonstrate statistically significant induction of clinical remissions compared to placebo. Similar results could occur with the clinical trials for our other drugs ISIS 301012 and ISIS 113715. If any of our drugs in clinical studies ISIS 301012 and ISIS 113715 do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

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

For the six months ended June 30, 2007 and 2006, we derived approximately 55% and 60%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

In June 2007, Drug Royalty Trust 3, successor-in-interest to Drug Royalty USA, Inc., alleged that Isis breached various representations, warranties and covenants contained in the Agreement for Sale and Assignment of Rights dated December 21, 2004 and has asserted its right to terminate the sale and assignment agreement.  Isis has responded that in fact no breach has occurred and that DRC has no right to terminate the sale and assignment agreement.  Direct discussions have been scheduled in an attempt to resolve this matter before formal dispute resolution proceedings commence. Isis believes that Drug Royalty Trust 3's claims are without merit, and Isis intends to vigorously defend its position.  Isis believes it is reasonably possible, not probable, that it will ultimately pay any amounts to Drug Royalty Trust 3 related to this claim. As such, Isis has not recorded a loss related to this claim as of June 30, 2007.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of 5 1/2% Convertible Subordinated Notes due 2009

Period	Total principal amount purchased(1)	Average price paid per $1,000 principal amount	Total principal amount purchased as part of publicly announced plans or programs	Maximum number of principal amount that may yet be purchased under the plans or programs
April 1, 2007 to April 30, 2007			—	—
May 1, 2007 to May 31, 2007	$80,825,000	$1,015.71	—	—
June 1, 2007 to June 30, 2007	—	—	—	—
Total	$80,825,000

(1) In January 2007, through privately negotiated transactions, we repurchased $44,175,000 aggregate principal amount of our 5 1/2% convertible subordinated notes due 2009.  The redemption price was $1,017 per $1,000 principal amount outstanding, plus $12.68 in accrued but unpaid interest per $1,000 principal amount outstanding.  Additionally, in May 2007, we voluntarily redeemed all of the remaining outstanding balance, pursuant to Isis’ optional redemption under paragraph 6 of the 5 1/2% convertible subordinated notes.  The average price paid per $1,000 principal amount reflected above does not include the interest on the notes that was accrued but unpaid as of the repurchase date.  The accrued but unpaid interest was $1.375 per $1,000 principal amount outstanding.

ITEM 3.                  DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, we held our Annual Meeting of Stockholders in Carlsbad, California for the following purposes:

(1)           To elect three directors to serve as Class I directors of the Company until the 2010 Annual Meeting of Stockholders.  For Director number one, Stanley T. Crooke, the number of votes for and withheld was 72,175,014 and 4,420,339, respectively.  For Director number two, Joseph Klein III, the number of votes for and withheld was 75,565,147 and 1,030,206, respectively. For Director number three, John C. Reed, the number of votes for and withheld was 59,046,098 and 17,549,255, respectively.

(2)           To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The number of votes for, against and abstaining was 69,565,545; 411,971 and 159,956, respectively.

ITEM 5.                  OTHER INFORMATION

In May 2007, Isis and Bruker Daltonics Inc. amended their manufacturing, commercialization and development agreement to update the pricing and revenue sharing to reflect enhancements that the parties have made to the Ibis T5000 Biosensor System since the execution of the original manufacturing, commercialization and development agreement.

ITEM 6.                  EXHIBITS

a.            Exhibits

Exhibit Number	Description of Document
10.1	Collaboration and License Agreement between the Registrant and Bristol-Myers Squibb Company dated May 8, 2007 (with certain confidential information deleted).

10.2	Amendment No. 1 to Manufacturing, Commercialization and Development Agreement Between the Registrant and Bruker Daltonics Inc. (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 8, 2007

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 8, 2007