Form 10-Q
period 2007-09-30
ISIS PHARMACEUTICALS INC
filed 2007-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of voting common stock outstanding as of November 5, 2007 was 86,950,330.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

OrasenseTM is a trademark of Isis Pharmaceuticals, Inc.

Ibis BiosciencesTM is a trademark of Ibis Biosciences, Inc.

Ibis T5000TM is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus TherapeuticsTM is a trademark of Regulus Therapeutics LLC.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents held on behalf of Regulus Therapeutics LLC of $10.0 million at September 30, 2007 and $54.8 million held by Symphony GenIsis, Inc. at December 31, 2006)	$102,398	$114,514
Short-term investments	43,593	78,819
Contracts receivable	9,237	2,395
Inventories	1,930	861
Other current assets	4,229	9,614
Total current assets	161,387	206,203

Property, plant and equipment, net	6,583	7,157
Licenses, net	19,684	21,435
Patents, net	17,605	16,836
Debt issuance costs	4,938	1,400
Deposits and other assets	2,806	2,876
Total assets	$213,003	$255,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,507	$4,288
Accrued compensation	4,920	6,222
Accrued liabilities	5,278	6,071
Current portion of long-term obligations	7,457	7,514
Current portion of deferred contract revenue	7,804	1,044
Total current liabilities	29,966	25,139
5 1/[2]% convertible subordinated notes	—	125,000
2 5/[8]% convertible subordinated notes	162,500	—
Long-term obligations, less current portion	2,222	7,822
Long-term deferred contract revenue	8,131	44
Total liabilities	202,819	158,005

Noncontrolling interest in Symphony GenIsis, Inc.	—	29,339
Noncontrolling interest in Regulus Therapeutics LLC	9,952	—

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 86,610,243 and 82,283,693 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	87	82
Additional paid-in capital	820,422	880,954
Accumulated other comprehensive income	511	4,278
Accumulated deficit	(820,788)	(816,751)
Total stockholders’ equity	232	68,563
Total liabilities, noncontrolling interest and stockholders’ equity	$213,003	$255,907

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Research and development revenue under collaborative agreements	$11,921	$2,469	$17,404	$11,260
Licensing and royalty revenue	26,710	784	27,489	1,327
Total revenue	38,631	3,253	44,893	12,587

Expenses:
Research and development	24,296	18,973	64,629	56,327
Selling, general and administrative	4,278	2,823	10,769	8,099
Restructuring activities	—	(279)	—	(457)
Total operating expenses	28,574	21,517	75,398	63,969

Income (loss) from operations	10,057	(18,264)	(30,505)	(51,382)

Other income (expense):
Investment income	2,603	1,682	9,058	3,837
Interest expense	(1,488)	(2,256)	(6,132)	(6,816)
Gain on investments, net	—	—	3,510	2,263
Loss on early retirement of debt	—	—	(3,212)	—
Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	8,748	6,733	23,157	20,341
Loss attributed to noncontrolling interest in Regulus Therapeutics LLC	87	—	87	—

Net income (loss)	20,007	(12,105)	(4,037)	(31,757)

Excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc.	(125,311)	—	(125,311)	—

Net loss applicable to common stock	$(105,304)	$(12,105)	$(129,348)	$(31,757)

Basic and diluted net loss per share	$(1.25)	$(0.16)	$(1.57)	$(0.44)

Shares used in computing basic and diluted net loss per share	83,942	73,588	82,650	72,934

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net cash used in operating activities	$(9,762)	$(44,354)

Investing activities:
Purchases of short-term investments	(61,052)	(38,468)
Proceeds from the sale of short-term investments	96,876	60,000
Purchases of property, plant and equipment	(1,452)	(1,103)
Acquisition of licenses and other assets	(2,407)	(1,293)
Proceeds from the sale of strategic investments	5,181	4,397
Acquisition of Symphony GenIsis, Inc.	(80,400)	—
Net cash (used in) provided by investing activities	(43,254)	23,533

Financing activities:
Net proceeds from issuance of equity	6,522	9,021
Proceeds from issuance of 2 5/[8]% convertible subordinated notes, net of issuance costs	157,056	—
Principal and redemption premium payment on prepayment of the 5 1/[2]% convertible subordinated notes	(127,021)	—
Principal payments on debt and capital lease obligations	(5,657)	(5,797)
Proceeds from purchase of noncontrolling interest in Symphony GenIsis, Inc, net of fees	—	70,950
Proceeds from capital contribution to Regulus Therapeutics LLC	10,000
Net cash provided by financing activities	40,900	74,174

Net (decrease) increase in cash and cash equivalents	(12,116)	53,353
Cash and cash equivalents (including cash and cash equivalents held by Symphony GenIsis, Inc. of $54.8 million and $0 at December 31, 2006 and 2005, respectively) at beginning of period	114,514	50,885
Cash and cash equivalents (including cash and cash equivalents held on behalf of Regulus Therapuetics LLC of $10.0 million at September 30, 2007 and $58.6 million held by Symphony GenIsis, Inc. at September 30, 2006) at end of period	$102,398	$104,238

Supplemental disclosures of cash flow information:
Interest paid	$5,987	$4,653

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$25	$181
Common stock issued for Symphony GenIsis, Inc. acquisition	$51,093	$—
Warrant issued in conjunction with Symphony GenIsis, Inc. transaction	$—	$18,590

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2006. The financial statements include all normal recurring adjustments, which Isis considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in Isis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ibis Biosciences, Inc. (“Ibis”), Isis Pharmaceuticals Singapore Pte Ltd., Isis USA Ltd., Orasense, Ltd. and Symphony GenIsis, Inc.  On September 27, 2007, Isis purchased all of the equity in Symphony GenIsis, Inc.  On October 25, 2006, Isis dissolved its Orasense, Ltd. subsidiary. As part of its restructuring activities, Isis closed its Singapore operations in early 2005. In addition to its wholly owned subsidiaries, the condensed consolidated financial statements include one variable interest entity, Regulus Therapeutics LLC, for which Isis is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) 46R (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51.  Until the acquisition of Symphony GenIsis, Inc., in September 2007, Isis identified Symphony GenIsis as a variable interest entity for which Isis was the primary beneficiary.  The condensed consolidated financial statements leading up to the acquisition date also include the financial condition and results of operations of Symphony GenIsis, Inc.  All significant intercompany balances and transactions have been eliminated.

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

Short-term investments

Isis has equity investments in privately- and publicly-held biotechnology companies. Isis holds ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below cost in Isis’ equity positions is other-than-temporary, Isis examines historical trends in the stock price, the financial condition of the issuer and the near term prospects of the issuer. When Isis determines that a decline in value is other-than-temporary, Isis recognizes an impairment loss in the period in which the other-than-temporary decline occurs.  During the first nine months of 2007, Isis sold the remainder of its equity securities of Alnylam Pharmaceuticals, Inc. that it owned resulting in a realized gain of $3.5 million compared to a net gain on investments of $2.3 million during the same period in 2006.  The net gain on investments during the first nine months of 2006 represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that Isis owned, offset by a non-cash loss on investment of $465,000 related to the impairment of Isis’ equity in Antisense Therapeutics Ltd.  Since the impairment in the second quarter of 2006, Isis has recorded a net unrealized gain of $550,000 related to its equity investment in ATL as a separate component of stockholders’ equity, reflecting the increase in the market value of the investment since the impairment.  Isis determined that there were no other-than-temporary declines in value of investments in the first nine months of 2007.

Inventory valuation

In accordance with Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, Isis capitalizes the costs of raw materials that it purchases for use in producing its drugs because until Isis uses these raw materials they have alternative future uses.  Isis includes in inventory raw material costs and related manufacturing costs for drugs that Isis manufactures for its partners under contractual terms and that Isis uses primarily in its clinical development activities and drug products. Each of Isis’ raw materials can be used in multiple products and, as a result, has future economic value independent of the development status of any single drug.  For example, if one of Isis’ drugs failed, the raw materials allocated for that drug could be used to manufacture its other drugs.  Isis expenses these costs when it delivers its drugs to partners, or as it provides these drugs for its own clinical trials. Also included in inventory are material costs and related manufacturing costs associated with the Ibis T5000 Biosensor System and related assay kits. Isis reflects its inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. Isis reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. Isis considers several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for its drugs and clinical trial materials and historical write-offs.  Total inventory includes $1.7 million of raw materials and $173,000 of work-in-process as of September 30, 2007, compared to $861,000 of raw materials as of December 31, 2006.

Patents

Isis capitalizes costs consisting principally of outside legal costs and filing fees related to obtaining patents. Isis reviews its capitalized patent costs regularly to determine that they include costs for patent applications that have future value. Isis evaluates costs related to patents that Isis is not actively pursuing and writes off any of these costs, if appropriate. Isis amortizes patent costs over their estimated useful lives of ten years, beginning with the date the patents are issued.  For the first nine months of 2007 and 2006, Isis recorded a non-cash charge of $515,000 and $2.2 million, respectively, which was included in research and development expenses and was related to the write-down of its patent costs to their estimated net realizable values.

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

At December 31, 2006, Isis had federal, California and foreign tax net operating loss (“NOL”) carryfowards of approximately $560.0 million, $179.5 million and $1.0 million, respectively.  The federal and California NOL carryforwards began expiring in 2007.  The foreign NOL may be carried forward indefinitely and used to offset future taxable profits in the foreign jurisdiction in which this NOL arose, provided there is no substantial change in ownership.  Isis also had federal and California research and development (“R&D”) credit carryforwards of approximately $25.7 million and $18.5 million, respectively.  The R&D tax credits began expiring in 2007.  Because realization of tax benefits related to NOL carryforwards and R&D credits is uncertain, Isis has provided a 100% valuation allowance. As a result of the adoption of FIN 48, Isis has not recorded any change to retained earnings at January 1, 2007 and it had no unrecognized tax benefits that, if recognized, would favorably affect Isis’ effective income tax rate in future periods.  At September 30, 2007, Isis had no unrecognized tax benefits.  Isis’ continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  Isis had no accrued interest or penalties at January 1, 2007 and September 30, 2007.

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

Consolidation of variable interest entities

Isis has implemented the provisions of FIN 46R which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2007, Isis had collaborative arrangements with six entities that it considers to be variable interest entities (“VIE”) under FIN 46R.  Described below is Isis’ relationship with Symphony GenIsis and the collaborative arrangements entered into in 2007 that Isis considers to be VIE’s.

In April 2006, Isis entered into a collaboration with Symphony Capital Partners, L.P. and a group of co-investors to fund the development of Isis’ cholesterol-lowering drug, mipomersen (formerly ISIS 301012), and two novel drugs from Isis’ metabolic disease program, ISIS 325568 and ISIS 377131. Symphony Capital formed Symphony GenIsis, Inc., capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis treated Symphony GenIsis as a VIE for which Isis was the primary beneficiary. As a result, beginning in the second quarter of 2006, Isis included the financial condition and results of operations of Symphony GenIsis in its condensed consolidated financial statements.  The creditors of Symphony GenIsis do not have recourse to the general credit of Isis.  In September 2007, Isis purchased all of the equity of Symphony GenIsis at which point it became a wholly owned subsidiary of Isis and ceased being a VIE.

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

In September 2007, Isis and Alnylam launched Regulus Therapeutics LLC, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics.  Alnylam made an initial investment of $10 million to balance venture ownership; thereafter Isis and Alnylam will share funding of Regulus. Regulus will be operated as an independent company with a separate Board of Directors and management team. Alnylam and Isis will retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner. Isis treats Regulus as a VIE for which Isis is the primary beneficiary. As a result, beginning in the third quarter of 2007, Isis included the financial condition and results of operations of Regulus in its condensed consolidated financial statements.  The creditors of Regulus do not have recourse to the general credit of Isis.

Comprehensive income (loss)

SFAS 130, Reporting Comprehensive Income, requires Isis to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Comprehensive income (loss):
Unrealized gains (losses)	$93	$(60)	$(620)	$(1,133)
Reclassification adjustment for net realized gains included in net income	—	—	(3,147)	(1,901)
Net income (loss)	20,007	(12,105)	(4,037)	(31,757)
Comprehensive income (loss)	$20,100	$(12,165)	$(7,804)	$(34,791)

Stock-based compensation expense

Isis accounts for its stock-based compensation expense related to employee stock options, board of director stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  Isis estimates the fair value of each stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted in the first nine months of 2007 and 2006, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107, Share-Based Payment.

For the nine months ended September 30, 2007 and 2006, Isis used the following weighted-average assumptions in its Black-Scholes calculations:

Employee Stock Option Grants:

	September 30,
	2007	2006
Risk-free interest rate	4.7%	4.9%
Dividend yield	0.0%	0.0%
Volatility	63.4%	68.7%
Expected Life	4.6 years	4.6 years

Board of Director Stock Option Grants:

	September 30,
	2007	2006
Risk-free interest rate	4.9%	5.1%
Dividend yield	0.0%	0.0%
Volatility	65.5%	85.2%
Expected Life	7.4 years	7.0 years

ESPP:

	September 30,
	2007	2006
Risk-free interest rate	5.1%	4.8%
Dividend yield	0.0%	0.0%
Volatility	51.1%	49.9%
Expected Life	6 months	6 months

Isis records stock options granted to non-employees at their fair value in accordance with the requirements of SFAS 123, Accounting for Stock-Based Compensation, then periodically remeasures them in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognizes them over the service period.

Stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development	$1,956	$1,091	$5,834	$3,348
Selling, general and administrative	499	326	1,374	842
Non-cash compensation expense related to stock options included in operating expenses	$2,455	$1,417	$7,208	$4,190
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.06)

As part of the Regulus joint venture, both Isis and Alnylam issued their own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  These options are recorded on Regulus’ books and treated as non-employee options.  Since Isis is consolidating the financial results of Regulus, the non-cash stock based compensation expense associated with these options is included in Isis’ consolidated expenses.

As of September 30, 2007, total unrecognized compensation cost related to non-vested stock-based compensation plans was $11.6 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  Isis expects to recognize this cost over a weighted average period of 1.3 years.

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

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007 and, as such, Isis plans to adopt the provisions of EITF No. 07-3 as of January 1, 2008.  Isis is currently evaluating the impact that the adoption of EITF No. 07-3 will have on its results of operations, financial position and cash flows.

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

Isis used the net proceeds from the issuance of the 2 5/8% notes to repurchase its 5 ½% convertible subordinated notes due in 2009.  In January 2007, Isis repurchased approximately $44.2 million aggregate principal amount of its 5 1/2% notes at a redemption price of $44.9 million plus accrued but unpaid interest.  In May 2007, Isis redeemed the remaining $80.8 million principal balance at a redemption price of $82.1 million plus accrued but unpaid interest.  As a result of the repayment of these notes, Isis recognized a $3.2 million loss on the early extinguishment of debt in the first nine months of 2007, which included a $1.2 million non-cash write-off of unamortized debt issuance costs.

4.                                    Collaborative Arrangements and Licensing Agreements

Antisense Drug Discovery and Development Collaborations

National Institutes of Health

In September 2007, Isis received a multi-year Phase 2 Small Business Innovation Research (SBIR) grant by the National Institutes of Health (“NIH”) for up to $1.5 million to design oligonucleotide drugs that can exploit the RNA interference (RNAi) antisense mechanism for disease treatment. The Phase 2 grant builds upon a successfully completed Phase 1 program that demonstrated the feasibility of using single-stranded antisense drugs to target the RNAi pathway.

The multi-year grant will fund research by Isis to improve the stability and tissue distribution of RNAi drugs. Much of the work will focus on optimizing the chemical properties of single-stranded oligonucleotides that trigger the RNAi pathway. In addition to demonstrating that compounds optimized with Isis’ chemistries produce superior results in animal models when compared to unoptimized compounds, the grant funds the discovery of RNAi-based drugs.  As of September 30, 2007, Isis has recognized revenue of $77,000 related to this grant.

Ortho-McNeil, Inc.

In September 2007, Isis entered into a collaboration with Ortho-McNeil (“OMI”), a Johnson & Johnson company, to discover, develop and commercialize antisense drugs to treat metabolic diseases, including Type 2 diabetes. As part of the collaboration, Isis granted OMI worldwide development and commercialization rights to two of its diabetes drugs, ISIS 325568 and ISIS 377131, which selectively inhibit the production of glucagon receptor (GCGR) and glucocorticoid receptor (GCCR), respectively. Additionally, OMI will provide funding to Isis to support a focused research program in metabolic disease. After the initial collaboration phase, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. will continue development of these drugs.

Under the terms of the agreement, OMI paid Isis a $45 million upfront licensing fee which is amortized over the two year period of Isis’ performance obligation based on the research plan included in the agreement.  OMI will also provide Isis with research and development funding over the two year period of the collaboration.  In addition to the licensing fee, Isis could receive over $225 million in milestone payments upon successful development and regulatory approvals of ISIS 325568 and ISIS 377131, as well as royalties on sales. Isis could also receive milestones and royalties on the successful development and regulatory approvals of additional drugs discovered as part of the collaboration.

In September 2007, Isis earned $5 million for achieving the first development milestone by initiating the Phase 1 clinical trial of ISIS 325568.  Since the milestone was achieved before the contract was finalized, from an accounting perspective, it is treated as part of the upfront licensing fees and is amortized over the two year period of Isis’ performance obligation.  As of September 30, 2007, Isis has recognized revenue of $4.9 million related to the upfront licensing fee, the milestone payment and the initial research and development funding.  Isis’ balance sheet at September 30, 2007 does not include any deferred revenue since Isis had not received the cash payment for the upfront licensing fee and milestone payment as of September 30, 2007.  Isis received these payments in October 2007, therefore Isis’ balance sheet at December 31, 2007 will include deferred revenue reflecting the unamortized portion of these payments.

Regulus Therapeutics LLC

In September 2007, Isis and Alnylam launched Regulus, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics. Because microRNAs regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a new approach to target the pathways of human disease. Regulus will combine the strengths and assets of Isis’ and Alnylam’s technologies, know-how, and intellectual property.

Both Isis and Alnylam granted Regulus exclusive licenses to their intellectual property for microRNA therapeutic applications, as well as certain early fundamental patents in the microRNA field including the “Tuschl III” patent. Alnylam made an initial investment of $10 million to balance venture ownership.  Thereafter Isis and Alnylam will share funding of Regulus. Regulus is operated as an independent company with a separate Board of Directors and management team. Alnylam and Isis will retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

In accordance with FIN 46R, Isis has determined that Regulus is a variable interest entity for which Isis is the primary beneficiary. As a result, beginning in the third quarter of 2007, Isis included the financial condition and results of operations of Regulus in its condensed consolidated financial statements.  Additionally, the condensed consolidated financial statements include line items called “Noncontrolling Interest in Regulus Therapeutics LLC.”  On the Condensed Consolidated Balance Sheet, this line reflects Alnylam’s minority ownership of Regulus’ equity. As the joint venture progresses, this line item will be reduced by Alnylam’s share of Regulus’ net losses, which were $87,000 in the third quarter, until the balance becomes zero. The reductions to the Noncontrolling Interest in Regulus will be reflected in Isis’ Condensed Consolidated Statement of Operations using a similar line item and will provide a positive adjustment to Isis’ net income (loss) equal to Alnylam’s share of Regulus’ losses.

Bristol-Myers Squibb Company

In May 2007, Isis entered into a collaboration agreement with Bristol-Myers Squibb (“BMS”) to discover, develop and commercialize novel antisense drugs targeting proprotein convertase subtilisin/kexin type 9 (“PCSK9”).  Under the terms of the agreement, Isis received a $15 million upfront licensing fee and is amortizing this amount over the three year period of Isis’ performance obligation based on the research plan included in the agreement.  BMS will also provide Isis with at least $9 million in research funding over a period of three years.  As of September 30, 2007, Isis has recognized revenue of $3.3 million related to the upfront licensing fee and the research funding.  Isis’ balance sheet at September 30, 2007 includes deferred revenue of $12.9 million related to the upfront licensing fee.  Isis will also receive up to $168 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestones associated with development of follow-on compounds. BMS will also pay Isis royalties on sales of products resulting from the collaboration.

Symphony GenIsis, Inc.

In April 2006, Isis entered into a series of related agreements in connection with a transaction with Symphony Capital and a group of co-investors to provide $75 million to fund the development of Isis’ cholesterol-lowering drug, mipomersen, and two novel drugs from Isis’ metabolic disease program ISIS 325568 and ISIS 377131.  In addition to providing the financial support to move these three drugs forward, the transaction allowed Isis to continue to control and manage the development of these drugs through key development milestones.

Symphony Capital formed Symphony GenIsis, capitalized with $75 million, to provide funding for the development of these three drugs in collaboration with Isis. Isis licensed to Symphony GenIsis the intellectual property for its apoB-100, GCGR and GCCR programs. Isis received an exclusive purchase option from Symphony GenIsis’ investors that allowed it to reacquire the intellectual property by purchasing all of Symphony GenIsis’ equity at a predetermined price.

In September 2007, Isis purchased the equity of Symphony GenIsis for $120 million, $80.4 million in cash and the remaining amount in approximately 3.4 million shares of Isis’ common stock.  Isis granted OMI, as part of the collaboration agreement, worldwide development and commercialization rights to two of its diabetes drugs, ISIS 325568 and ISIS 377131 plus up to four antisense drugs.  ISIS 325568 and ISIS 377131 were previously held by Symphony GenIsis.  In addition, Isis has reaquired full ownership of mipomersen, its cholesterol-lowering drug targeting apolipoprotein B-100.  The $125.3 million on Isis’ Condensed Consolidated Statement of Operations in a line item called Excess Purchase Price over Carrying Value of Noncontrolling Interest in Symphony GenIsis, Inc. represents a deemed dividend to the previous owners of Symphony GenIsis.  A portion of the $125.3 million reflects the significant increase in Isis’ stock price used to calculate the value of the shares issued to Symphony Capital.  This deemed dividend only impacts Isis’ net loss applicable to common stock and its net loss per share calculations and does not affect Isis’ net income (loss).

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

In accordance with FIN 46R, Isis has determined that prior to the acquisition in September 2007, Symphony GenIsis was a variable interest entity for which Isis was the primary beneficiary. As a result, Isis included the financial condition and results of operations of Symphony GenIsis in Isis’ condensed consolidated financial statements. Isis’ condensed consolidated financial statements include the cash and cash equivalents held by Symphony GenIsis. Additionally, the condensed consolidated financial statements include line items called “Noncontrolling interest in Symphony GenIsis.” On the Condensed Consolidated Balance Sheets, this line item initially reflected the $75 million proceeds contributed into Symphony GenIsis less $4.1 million of structuring and legal fees and the $18.6 million fair value of the warrant issued by Isis to Symphony Capital. From the inception of the collaboration to the acquisition of Symphony GenIsis on September 27, 2007, this line item was reduced by Symphony GenIsis’ expenditures, which were $46.2 million.  The reductions to the “Noncontrolling Interest in Symphony GenIsis” on the Condensed Consolidated Balance Sheets are also recognized in Isis’ Condensed Consolidated Statements of Operations using a similar caption and reduce Isis’ net loss applicable to common stock.  For the three and nine months ended September 30, 2007, Isis’ net loss was reduced by $8.7 million and $23.2 million, respectively, compared to $6.7 million and $20.3 million for the same periods in 2006.

The Ludwig Institute; Center for Neurological Studies

In October 2005, Isis entered a collaboration agreement with the Ludwig Institute, the Center for Neurologic Study (CNS) and researchers from these institutions to discover and develop antisense drugs in the areas of amyotrophic lateral sclerosis (ALS) and other neurodegenerative diseases. Under this agreement, Isis agreed to pay the Ludwig Institute and CNS royalties and modest milestones on any antisense drugs resulting from the collaboration. The researchers from the Ludwig Institute and CNS, through funding from the ALS Association, will conduct preclinical safety and efficacy studies of ISIS 333611.

Pfizer Inc.

In May 2005, Isis entered into a multi-year drug discovery collaboration with Pfizer to identify second generation antisense drugs for the treatment of ophthalmic disease. In addition to the collaboration agreement, Isis has entered into a target validation agreement with Pfizer.  Under the terms of the collaboration agreement, Isis received an upfront technology access fee of $1.0 million and amortized this amount over the one year period of Isis’ performance, which ended in April 2006, based on the research plan included in the agreement.  There were no changes in Isis’ period of performance.  Isis’ balance sheet as of September 30, 2007 and December 31, 2006 included deferred revenue of $60,000 and $0, respectively, related to Isis’ agreements with Pfizer.  As of September 30, 2007, Isis has earned milestone payments totaling $1.2 million under the collaboration agreement. Pfizer will also pay Isis additional milestone payments under the collaboration agreement if key research, clinical, regulatory and sales milestones are achieved, and provide research funding. Assuming that Pfizer successfully develops and commercializes the first drug for the first indication, Isis will earn milestone payments totaling up to $26.1 million. In addition, under the collaboration agreement, Isis will receive royalties on the sale of drugs resulting from the collaboration.  For the nine months ended September 30, 2007 and 2006, Isis earned revenue of $385,000 and $533,000, respectively.  Isis did not recognize any revenues for the three months ended September 30, 2007 and 2006.

Eli Lilly and Company

In August 2001, Isis entered into a broad strategic relationship with Lilly, which included a joint antisense research collaboration in the areas of cancer, metabolic and inflammatory diseases and a $100 million loan that Lilly provided to Isis to fund its obligations under the research collaboration.

In August 2005, Isis extended the research collaboration with Lilly to focus on a select number of targets. During the extension, Isis and Lilly will continue to advance antisense drugs identified during the initial collaboration, and continue their efforts to develop and refine antisense technologies. During the extension, Isis is using collaboration funds to support its scientists and Lilly is supporting Lilly scientists. The extended collaboration provides Lilly access to Isis’ patents to support Lilly’s internal antisense drug discovery and development program for a limited number of targets. As part of the extension, Isis and Lilly will continue to characterize and develop RNase H, siRNA, and splicing modulating inhibitors for the treatment of cancer using advanced generation chemistries. In connection with the extension, Isis converted the $100 million loan that Lilly previously provided to it into 2.5 million shares of Isis common stock.

As part of the collaboration, Lilly licensed LY2181308, Isis’ antisense inhibitor of survivin and LY2275796, an antisense inhibitor of eIF-4E.  As of September 30, 2007, Isis has earned $4.1 million and $1.5 million in license fees and milestone payments related to the continued development of LY2181308 and LY2275796, respectively.  Isis amortized the $1.1 million license fee related to LY2181308 over a two-year period, which ended in June 2004.  The two-year period corresponded to Isis’ period of performance for LY2181308 and there were no changes to the period of performance.  In September 2004, Isis recognized $750,000 associated with the license fee it received for LY2275796.  Lilly is responsible for the preclinical and clinical development of LY2275796 and Isis has no performance obligations for this drug.  Isis’ balance sheet as of September 30, 2007 and December 31, 2006 included deferred revenue of $156,000 and $0, respectively.  Isis will receive additional milestone payments aggregating up to $25.0 million and $19.5 million if LY2181308 and LY2275796, respectively, achieve specified regulatory and commercial milestones, and royalties on future product sales of these drugs.

As part of the collaboration extension, Isis is exploring with Lilly antisense drugs targeting Signal Transducer and Activator of Transcription 3 (STAT-3), a protein that regulates cell division and growth, and prevents cell death. Isis is working closely with Lilly to advance an improved STAT-3 candidate into development.

During the three and nine months ended September 30, 2007, Isis earned revenue from its relationship with Lilly totaling $300,000 and $402,000, respectively, compared to $30,000 and $1.2 million for the same periods in 2006.

Merck & Co., Inc.

In June 1998, Isis entered into a multi-year research collaboration and license agreement with Merck to discover small molecule drug candidates to treat patients infected with HCV. The research collaboration ended in May 2003 in accordance with its terms. However, in December 2006, Merck advanced a drug discovered in this collaboration into Phase 1 clinical trials for which Isis received a $1 million milestone payment.  In addition, Merck will pay Isis aggregate milestone payments of up to $16 million upon the achievement of key clinical and regulatory milestones, and royalties on future product sales.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Merck.

Satellite Company Drug Discovery and Development Collaborations

Achaogen, Inc.

In January 2006, Isis licensed its proprietary aminoglycosides program to Achaogen, a biotechnology company pursuing unique strategies to combat drug-resistant pathogens. Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and are used to treat serious bacterial infections. In exchange for the exclusive, worldwide license to Isis’ aminoglycoside program, Achaogen issued to Isis $1.5 million of Achaogen Series A Preferred stock. Isis has recognized a valuation allowance of $1.5 million to offset this asset as realization of this asset is uncertain. In addition, assuming Achaogen successfully develops and commercializes the first drug in the first major market, Isis will receive milestone payments totaling up to $34.5 million for the achievement of key clinical, regulatory and sales milestones.  Isis will also receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of the aminoglycoside program and products.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Achaogen.

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

In addition to ATL1102, ATL is currently developing ATL1103 for growth and site disorders. ATL1103 is a product of Isis’ and ATL’s joint antisense drug discovery and development collaboration, which Isis extended for an additional two years in January 2007. ATL pays Isis for access to its antisense expertise and for research and manufacturing services Isis may provide to ATL during the collaboration. Additionally, ATL will pay Isis royalties on any antisense drugs discovered and developed within the partnership.

In connection with this collaboration, Isis received 30.0 million shares of ATL common stock upon completion of ATL’s initial public offering, representing an initial ownership percentage of approximately 14%, and options to purchase an additional 20.0 million shares of ATL common stock, which expired in 2006. The initial ATL common stock Isis received had a value of $2.8 million, and Isis recognized this amount into revenue ratably over the five-year period of performance under the collaboration, which ended in November 2006.  There were no changes in Isis’ period of performance. Isis’ balance sheet as of September 30, 2007 and December 31, 2006 include deferred revenue of $250,000 and $0, respectively.  For the three and nine months ended September 30, 2007, Isis recorded revenue of $3,000 and $58,000, respectively, related to this collaboration compared to $148,000 and $503,000 for the same periods in 2006.  As of September 30, 2007, Isis’ ownership percentage in ATL, including 10.3 million shares Isis purchased subsequent to shares it acquired in ATL’s initial public offering, was less than 10%.  Isis’ balance sheet at September 30, 2007 and December 31, 2006 included a short-term investment at fair market value of $1.4 million and $1.3 million, respectively, related to this equity investment.

Atlantic Healthcare (UK) Limited

In March 2007, Isis licensed alicaforsen to Atlantic Healthcare (UK) Limited, a UK-based company that was founded in 2006 by gastrointestinal drug developers to develop alicaforsen for the treatment of ulcerative colitis and other inflammatory diseases. Atlantic Healthcare plans to initially develop alicaforsen for pouchitis, an ulcerative colitis indication, followed by ulcerative colitis and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, Isis received an upfront payment from Atlantic Healthcare in the form of equity valued at $2 million.  Isis has recognized a valuation allowance of $2 million to offset this asset as realization of this asset is uncertain.  In addition, assuming Atlantic Healthcare successfully develops and commercializes alicaforsen, Isis will receive milestone payments and royalties on future product sales of alicaforsen. If Atlantic Healthcare meets certain of these milestones, at Atlantic Healthcare’s request, Isis will attempt to identify a second generation lead drug candidate for Atlantic Healthcare. Atlantic Healthcare may take an exclusive worldwide license to the lead candidate under the terms and conditions of the agreement. Atlantic Healthcare is solely responsible for the continued development of alicaforsen, and, if selected, the second generation lead drug candidate.  During the first nine months of 2007, Isis did not recognize any revenue from its relationship with Atlantic Healthcare.

iCo Therapeutics Inc.

In August 2005, Isis granted a license to iCo for the development and commercialization of iCo 007, a second generation antisense drug.  iCo is initially developing iCo 007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels, such as diabetic macular edema and diabetic retinopathy. iCo paid Isis a $500,000 upfront fee consisting of $250,000 in cash and a $250,000 convertible note. Isis has recognized a valuation allowance of $250,000 to offset the convertible note and the resulting common stock of iCo as the realization of this asset is uncertain.  iCo will also pay Isis milestone payments totaling up to $22.0 million for the achievement of clinical and regulatory milestones. In addition, Isis will receive royalties on any product sales of this drug. Under the terms of the agreement, iCo is solely responsible for the clinical development and commercialization of the drug. In December 2006, iCo filed an IND application with the FDA for iCo 007 for which Isis earned a $200,000 milestone payment.  In September 2007, Isis received a $1.25 million milestone payment in the form of equity securities in iCo which it has recognized a full valuation allowance for as the realization of this asset is uncertain.  The milestone was related to the initiation of Phase 1 clinical trials of iCo 007.

In December 2005, Isis entered into a manufacturing and supply agreement with iCo. Under the agreement, iCo purchased drug manufactured by Isis for $700,000. iCo made a $525,000 prepayment to Isis consisting of $175,000 in cash and a $350,000 convertible note.  Isis has recognized a valuation allowance of $350,000 to offset the convertible note and the resulting common stock of iCo as the realization of this asset is uncertain.  In December 2006, Isis’ obligations under the manufacturing and supply agreement were completed and title of the product transferred to iCo.  As a result, in January 2007, iCo paid Isis the remaining balance of $175,000.  In May 2006, Isis received 869,025 shares of iCo common stock for the conversion of both convertible notes.  There was no deferred revenue as of September 30, 2007 and December 31, 2006.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with iCo.

ImQuest Pharmaceuticals, Inc.

In April 2006, Isis granted an exclusive worldwide license to ImQuest for the development and commercialization of ISIS 5320, a compound that has been shown to be a potent and specific inhibitor of HIV, the virus that causes AIDS. ImQuest plans to develop ISIS 5320 as a topical microbicide therapy to prevent the sexual transmission of HIV throughout the world, but especially in developing countries. In exchange for the exclusive worldwide license, Isis will receive royalties on sales of drugs resulting from ISIS 5320. In addition, if ImQuest sublicenses ISIS 5320, Isis is entitled to a portion of the consideration received.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with ImQuest.

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

In September 2003, the companies expanded their antisense drug development partnership to include the development of the second generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for the preclinical and clinical development of the drug and Isis has no performance obligations. OncoGenex issued to Isis $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay Isis milestone payments totaling up to

$3.5 million for the achievement of clinical and regulatory milestones, and pay Isis royalties on product sales. As of September 30, 2007, OncoGenex had not triggered any of the milestone payments related to OGX-225.

In January 2005, Isis further broadened its antisense drug development partnership with OncoGenex to allow for the development of two additional second generation antisense anti-cancer drugs. Under the terms of the agreement, OncoGenex is responsible for the preclinical and clinical development of the drugs and Isis has no performance obligations. In April 2005, OncoGenex selected its first drug under this expansion, OGX-427. OGX-427 targets heat shock protein 27, or Hsp27, which is over-expressed in numerous tumor types and is associated with treatment resistance through its ability to help cancer cells survive stress-induced injury. OncoGenex paid Isis an upfront fee of $750,000 with a convertible note, which, in August 2005, converted into 244,300 shares of OncoGenex’s preferred stock. OncoGenex will also pay Isis milestone payments totaling up to $5 million for the achievement of key clinical and regulatory milestones, and royalties on future product sales of these drugs.  As of September 30, 2007, OncoGenex had not triggered any of the milestone payments related to OGX-427.

For the three and nine months ended September 30, 2007, Isis earned revenue of $0 and $4,000, respectively, related to its collaboration with OncoGenex compared to $63,000 and $1.2 million for the same periods in 2006.  Isis’ balance sheet at September 30, 2007 and December 31, 2006 included a long-term investment of $1.5 million related to Isis’ equity investment in OncoGenex. While there is no readily determinable market value for these securities, there has been no indication that Isis’ investment in OncoGenex has been impaired.  Accordingly, Isis believes that the carrying value of this investment is equal to or below its current fair market value.

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

Under the terms of the agreement, Sarissa paid Isis a $1.0 million upfront fee in exchange for the exclusive, worldwide license to the TS antisense drug.  Sarissa paid the upfront fee with a convertible note, which will convert into Sarissa stock upon Sarissa’s successful completion of a venture capital financing. Isis has recognized a valuation allowance of $1.0 million to offset the note as realization of this asset is uncertain. Sarissa will also pay Isis milestone payments totaling up to $5.5 million for the achievement of clinical and regulatory milestones. In addition, Isis will receive royalties on any sales of the TS antisense drug. Sarissa is solely responsible for preclinical and clinical development of the drug.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Sarissa.

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

In turn, Alnylam nonexclusively licensed to Isis Alnylam’s patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded RNAi therapeutics and to research double-stranded RNAi compounds. Isis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on either an exclusive or co-exclusive basis depending on the target. If Isis develops or commercializes an RNAi-based drug using Alnylam’s technology, Isis will pay Alnylam milestones and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million and are payable by Isis upon the occurrence of specified development and regulatory events. As of September 30, 2007, Isis did not have an RNAi-based drug in clinical development.  As part of the collaboration, each party granted the other party a nonexclusive cross license to its respective patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for microRNA therapeutics.

Isis’ Alnylam alliance provides it with an opportunity to realize substantial value from its pioneering work in antisense mechanism and oligonucleotide chemistry and is an example of Isis’ strategy to participate in all areas of RNA-based drug discovery. As of September 30, 2007, Isis has earned a total of $31.5 million from Alnylam resulting from sublicenses of Isis’ technology for the development of RNA interference therapeutics that Alnylam has granted to pharmaceutical partners, including $26.5 million resulting from Alnylam’s sublicense of Isis’ techonology to Roche, which Isis recognized in the third quarter of 2007.

As of September 30, 2007, Isis no longer owns any shares of Alnylam.  At December 31, 2006, Isis’ balance sheet included a short-term investment at carrying value of $5.6 million, which represented 290,000 shares of Alnylam’s stock.  During the first nine months of 2007 and 2006, Isis sold portions of its Alnylam stock for cash proceeds of $5.2 million and $4.4 million, respectively.  For the three and nine months ended September 30, 2007, Isis earned revenue of $26.5 million from Alnylam compared to $750,000 for the same periods in 2006.

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

Ercole Biotech, Inc.

In May 2003, Isis and Ercole initiated a multi-year collaboration to discover antisense drugs that regulate alternative RNA splicing. Part of this collaboration includes a cross-license of Isis’ respective splicing-related intellectual property with Ercole. Isis is combining its alternative splicing expertise with Ercole to discover antisense drugs that regulate alternative RNA splicing. As part of this collaboration, Isis granted Ercole a license to Isis’ Bcl-x molecule and certain of its chemistry patents. In addition, Isis took an equity ownership position in Ercole with the initial funding, in the form of a convertible note, which the companies anticipate will convert into securities that Ercole issues in its next venture capital financing. Isis also has the option to make an additional equity investment in Ercole. Pursuant to the terms of a Note and Warrant Purchase Agreement, during 2003 and early 2004, Isis made cash payments to Ercole of $500,000 and $250,000, respectively in exchange for a convertible note. Isis expensed the payments when made. The note is secured by all of Ercole’s assets, including intellectual property and licenses. The note will convert into securities that Ercole issues in a qualified financing, as defined by the agreement.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Ercole.

Rosetta Genomics, Ltd.

In January 2006, Isis initiated a joint research collaboration with Rosetta to discover and develop antisense drugs that regulate microRNAs for the treatment of the most prevalent type of liver cancer, hepatocellular carcinoma. For each drug that meets specific success factors outlined in the collaboration, Isis and Rosetta will mutually agree on a development strategy for the drug. This collaboration has an initial term of two years.

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

As part of its original license agreements with Pantheco, Isis received shares of Pantheco stock.  In May 2003, Pantheco and Cureon A/S merged to form Santaris. Prior to the merger, Isis purchased additional shares of Pantheco for $55,000 as a result of anti-dilution provisions related to Pantheco’s stock.  As of September 30, 2007 and December 31, 2006, Isis’ ownership interest in Santaris was less than 10%. Isis’ balance sheet at September 30, 2007 and December 31, 2006 included a long-term investment of $625,000, respectively, related to this equity investment, reflecting the value of Isis’ initial investment and additional purchase due to anti-dilution provisions. While there is no readily determinable market value for these securities, there has been no indication that Isis’ investment in Santaris has been impaired; accordingly, Isis believes that the carrying value of this investment is equal to or below its current fair market value.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Santaris.

Intellectual Property Licensing Agreements

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

In May 2001, Isis entered into an agreement with Hybridon under which Isis acquired an exclusive license to all of Hybridon’s antisense chemistry and delivery patents and technology.  Hybridon retained the right to practice its licensed antisense patent technologies and to sublicense it to collaborators under certain circumstances.  In addition, Hybridon received a non-exclusive license to Isis’ suite of RNase H patents. In exchange for the license to Hybridon’s antisense patents, Isis paid $15.0 million in cash and agreed to pay Hybridon $19.5 million in Isis common stock before May 2003.  In return for access to Isis’ patents, Hybridon agreed to pay Isis $6.0 million in Hybridon common stock before May 2004.  Isis’ balance sheet at September 30, 2007 and December 31, 2006 reflected a licensing asset, net of amortization, of $16.2 million and $17.6 million, respectively.  During 2004 and 2005, Isis sold all of its short term investment in Hybridon for net proceeds of approximately $665,000.  In September 2005, Hybridon changed its name to Idera Pharmaceuticals, Inc.  For the three and nine months ended September 30, 2007, Isis earned revenue of $0 and $10,000, respectively, related to its relationship with Hybridon compared to $0 for the same periods in 2006.

Integrated DNA Technologies, Inc.

In March 1999, Isis further solidified its intellectual property leadership position in antisense technology by licensing certain antisense patents from Integrated DNA Technologies, Inc. (“IDT”), a leading supplier of antisense inhibitors for research. The patents Isis licensed from IDT are useful in functional genomics and in making certain antisense drugs. In December 2001, Isis expanded this license agreement to allow it to exclusively sublicense this intellectual property for functional genomics purposes. Under the license, Isis paid IDT $4.9 million in license fees and will pay royalties on drugs utilizing the technology IDT licensed to Isis.  For the three and nine months ended September 30, 2007, Isis earned revenue of $0 related to its relationship with IDT compared to $0 and $20,000 for the same periods in 2006.

Out-Licensing Arrangements; Royalty Sharing Agreements

Drug Royalty USA, Inc. (now Drug Royalty Trust 3)

In December 2004, Isis sold a portion of its royalty rights in Macugen to Drug Royalty USA, Inc. (“DRC”). In exchange for this sale, DRC has paid Isis $15.0 million as of September 30, 2007.  Under the terms of the agreement, Isis and DRC share the royalty rights on Macugen through 2009. After 2009, Isis retains all royalties for Macugen under its Eyetech agreement. Under the agreement, through 2009, DRC will receive the royalties on the first $500 million of annual sales of Macugen. Isis and DRC will each receive 50 percent of royalties on annual sales between $500 million and $1.0 billion. Isis retains 90 percent of all royalties on annual sales in excess of $1.0 billion and 100 percent of all royalties after 2009. Isis has retained all milestones payable to Isis by Eyetech under the license agreement.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with DRC.  In October 2007, Isis received a total of $8 million as the final purchase price installment which was due under the agreement as a resolution for the various alleged competing breaches between Isis and DRC.  DRC paid Isis $7 million subject to the terms of an amendment to the agreement and an unaffiliated third party paid Isis $1 million.

As part of the sale, Isis agreed to pay DRC liquidated damages if any one of a defined set of defaults occurs. The amount of liquidated damages will be calculated such that DRC will receive a ten percent per annum return, compounded quarterly on the total of all purchase price payments made by DRC to Isis through the default date minus the total of any royalties received by DRC through the default date. As of September 30, 2007, DRC has received $6.1 million in royalties. In addition, DRC may withhold any installment of the purchase price if immediately prior to such payment, Isis fails to meet a minimum liquidity requirement equal to the then outstanding balance on its loan with Silicon Valley Bank; plus the potential amount of liquidated damages, assuming that DRC has paid the impending purchase price installment; plus its cash burn over the most recent three months. As collateral for its obligations under the sale agreement, Isis granted DRC a first priority security interest in the patents licensed by Isis to Eyetech under the license agreement and in the license agreement itself.

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

During 2004, Isis earned $4.0 million in milestones associated with the filing of an NDA and FDA approval for Macugen for the treatment of wet age-related macular degeneration.  Isis’ license with Eyetech will also generate additional milestone payments aggregating up to $2.8 million for the achievement of specified regulatory milestones with respect to the use of Macugen for each additional therapeutic indication.  During the first nine months of 2007 and 2006, Isis did not recognize any revenue from its relationship with Eyetech.

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

Assay Services Collaboration

In July 2006, Ibis received a contract to perform forensic analyses of up to 10,000 samples in its assay services laboratory.  Initial funding from this contract was $1.9 million.  In June 2007, Ibis received additional funding of $1.6 million relating to this contract.  For the three and nine months ended September 30, 2007, Isis recognized $700,000 and $1.8 million, respectively, relating to this contract, compared to $151,000 for the same periods in 2006.  This assay services capability represents a key part of the Ibis business strategy, as it not only has the potential to be an important revenue-generating opportunity for the business, but also represents an important resource for customers evaluating the capabilities of the Ibis T5000 and collaborating in applications development.

Research and Development Collaborations

To develop the Ibis T5000 Biosensor System and its applications, Ibis received contracts and grants from a number of government agencies, including Defense Advanced Research Projects Agency (“DARPA”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH.  Government collaborations continue to represent a significant source of funding for the Ibis

T5000 program. As a result of these collaborations, Ibis is now developing various applications for the Ibis T5000 Biosensor System that it will sell to commercial customers, including government collaborators.

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

In September 2007, Ibis was awarded three new government contracts totaling up to $2.6 million to advance the detection and identification of microbial threat agents for biodefense applications. Two of these contracts are from the Department of Homeland Security Science and Technology Directorate (“DHS-S&T”) and total up to approximately $1.7 million and a third contract, worth up to $0.9 million, is from the Defense Threat Reduction Agency (“DTRA”), an agency within the Department of Defense.  As part of the contracts awarded by DHS-S&T, Ibis will continue to develop broad biological applications to identify and characterize important bacterial and viral agents that are considered crucial to maintain homeland security. Under the DTRA contract, Ibis will broaden its core technology in the area of biodefense through advances in sample preparation to allow detection of trace amounts of broad groups of microbial agents.

Forensics

Microbial forensics is a type of forensics used to investigate crimes involving infectious organisms. Microbial forensics uses the “biological fingerprint” of an infectious organism to help pinpoint the source, allowing law enforcement and public health officials to effectively respond to a biological threat. Additionally, through a government grant, Ibis is continuing its ongoing development of an informational database on microbial agents. The program is a database of biological threat agents, their DNA sequences, and their effects, that law enforcement officials can use to confer deterrence and support forensic investigations.  In September 2007, Ibis received a new government contracts for up to $1.6 million from DHS-S&T to advance the application of the Ibis T5000 system in microbial forensics.

Epidemiological Surveillance, Infectious Disease Research and Hospital-Associated Infection Control

Ibis and its government partners continue to develop applications for the T5000 Biosensor System to rapidly identify, monitor, and control infectious diseases.  Specifically, in September 2007, Ibis received a grant for up to $1.2 million from the NIH to aid in influenza surveillance research through application of the Ibis T5000 Biosensor System. The NIH grant, applied for jointly by Ibis and the Lovelace Respiratory Research Institute (“LRRI”) and subcontracted to Ibis by LRRI, provides funding for research studies, including assay development, and sample characterization in order to expand the understanding of transmission of influenza viruses, including the highly pathogenic H5N1 avian influenza viral strain.

In August 2005, Ibis received a three-year grant worth up to $4.9 million from the NIAID, a part of the NIH.  The grant funds the continued development of applications to diagnose infectious diseases and to identify and control hospital-associated infections (“HAI”) using the Ibis T5000 Biosensor System. In September 2006, Ibis successfully completed the first phase of this grant and was granted funding for the second and third phases of the grant, which included installing an Ibis T5000 Biosensor System at Johns Hopkins University Medical Center. The purpose of the grant is to develop infectious organism identification (ID) test kits to identify a broad range of respiratory and blood-borne infectious agents, including bacteria and viruses on the NIAID’s priority list. In addition to deployment of an Ibis T5000 Biosensor System, the second and third phases of the grant—approximately $2.6 million—include funding for the purchase of assay kits to analyze human samples in validation studies.

In addition, in September 2003, Ibis received a three-year grant for up to $6.0 million from the CDC to develop and apply the Ibis biosensor system technology to the surveillance of human infectious disease in the United States.

5.                                    Symphony Warrant

In April 2006, Isis granted the members of Symphony GenIsis Holdings LLC warrants to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share. These warrants expire on April 7, 2011 and can be settled with unregistered shares of Isis’ common stock.  At September 30, 2007, all of these warrants remained issued and outstanding. If Isis enters into a merger or acquisition in which the surviving or resulting “parent” entity is an entity other than Isis, then the holders of these warrants may exchange the warrants for a new warrant exercisable in return for shares of common stock of the surviving entity as follows:

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

6.                                      Segment Information and Concentration of Business Risk

Segment information

The following is information for revenue and loss from operations by segment (in thousands):

	Drug Discovery and Development	Ibis	Corporate	Total
Three Months Ended September 30, 2007
Revenue:
Research and development	$7,283	$3,589	$—	$10,872
Commercial revenue (1)	—	1,049	—	1,049
Licensing and royalty	26,710	—	—	26,710
Total segment revenue	$33,993	$4,638	$—	$38,631

Income (Loss) from operations	$11,305	$(1,248)	$—	$10,057

Three Months Ended September 30, 2006
Revenue:
Research and development	$330	$1,988	$—	$2,318
Commercial revenue (1)	—	151	—	151
Licensing and royalty	784	—	—	784
Total segment revenue	$1,114	$2,139	$—	$3,253

Income (Loss) from operations	$(16,888)	$(1,654)	$279	$(18,264)

	Drug Discovery and Development	Ibis	Corporate	Total
Nine Months Ended September 30, 2007
Revenue:
Research and development	$9,299	$5,615	$—	$14,914
Commercial revenue (1)	—	2,490	—	2,490
Licensing and royalty	27,489	—	—	27,489
Total segment revenue	$36,788	$8,105	$—	$44,893

Loss from operations	$(23,253)	$(7,252)	$—	$(30,505)

Nine Months Ended September 30, 2006
Revenue:
Research and development	$3,513	$7,596	$—	$11,109
Commercial revenue (1)	—	151	—	151
Licensing and royalty	1,327	—	—	1,327
Total segment revenue	$4,840	$7,747	$—	$12,587

Income (Loss) from operations	$(48,185)	$(3,654)	$457	$(51,382)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Partner A	69%	23%	59%	6%
Partner B	13%	0%	11%	0%
Partner C	5%	23%	7%	22%
Partner D	3%	28%	7%	17%
Partner E	1%	5%	1%	16%

For the three months ended September 30, 2007 and 2006, Isis derived approximately 12% and 66%, respectively, of its revenue from agencies of the United States Government compared to 18% and 62% for the nine months ended September 30, 2007 and 2006, respectively.  For the first nine months of 2007, three of the five significant partners listed above represent revenue from agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 53%, 21% and 10% of contract receivables at September 30, 2007. Contract receivables from four significant partners comprised approximately 25%, 20%, 19%, and 16% of contract receivables at December 31, 2006.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc., our Ibis Biosciences subsidiary and our Regulus Therapeutics joint venture. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals or projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the SEC, and those identified within this Item entitled “Risk Factors” beginning on page 40 of this Report.

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

We have a broad patent portfolio to protect our substantial innovation and investment in RNA-based technologies and products. We own or exclusively license more than 1,500 issued patents, which we believe represents the largest antisense and RNA-oriented patent estate in the pharmaceutical industry. In addition to protecting our key assets, our intellectual property is a strategic asset that we are exploiting to generate near-term revenue and that we expect will also provide us with revenue in the future. We have generated more than $109.8 million from our intellectual property licensing program that helps support our internal drug discovery and development programs, included in this amount is the $26.5 million we received from Alnylam resulting from Alnylam’s sublicense of our technology to Roche.

Business Segments

We focus our business on two principal segments:

Drug Discovery and Development—Within our primary business segment, we are exploiting our expertise in RNA to discover and develop novel drugs for our product pipeline and for that of our partners. We have successfully commercialized the world’s first antisense drug and, along with our partners, we currently have 18 drugs in development. Our partners are licensed to develop, with our support, 14 of these 18 drugs, which substantially reduces our development costs. We focus our internal drug development programs on drugs to treat cardiovascular, metabolic and inflammatory diseases. Our partners focus on disease areas such as ocular, viral, inflammatory and neurodegenerative diseases, and cancer.

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

Much of the development of the Ibis T5000 Biosensor System and related applications has been funded through government contracts and grants.  As of September 30, 2007, we had earned $65.1 million in revenue under our government contracts and grants, and we had an additional $6.9 million committed under our existing contracts and grants.

Recent Events

CHDI, Inc.

In November 2007, we announced that CHDI will provide up to $9.9 million in funding to us for the discovery and development of an antisense drug for the treatment of Huntington’s Disease, a fatal neurodegenerative disease.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of–concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s Disease.

Altair Therapeutics Inc.

In October 2007, Altair, a new venture capital-funded biotechnology company, was created to focus on the discovery, development and commercialization of our antisense drugs to treat asthma and other respiratory conditions.  We granted an exclusive worldwide license to Altair for the development and commercialization of ISIS 369645, an inhaled inhibitor of the IL-4/IL-13 signaling pathways for the treatment of asthma. We and Altair will also be collaborating to discover drugs directed to other promising targets for the treatment of respiratory conditions.  We own 18 percent of Altair in the form of preferred stock.  Furthermore, as ISIS 369645 and other drugs arising out of the research collaboration progress, Altair will pay us additional license fees and royalties.

Ibis Collaborations

In September 2007, Ibis was awarded four new government contracts totaling up to $4.2 million to advance the detection and identification of microbial threat agents for biodefense applications. Three of these contracts are from DHS-S&T and total up to approximately $3.3 million and a fourth contract, worth up to $0.9 million, is from DTRA. These contracts will fund Ibis' planned development of advanced sample preparation methodologies and validation of applications on the Ibis T5000 for broad biological weapon detection, the advancement of Ibis' microbial forensics applications, and the enhancement of Ibis' microbial database.

Additionally, in September 2007, Ibis received a grant for up to $1.2 million from the NIH to aid in influenza surveillance research through application of the Ibis T5000 Biosensor System. The NIH grant, applied for jointly by Ibis and the LRRI and subcontracted to Ibis by LRRI, provides funding for research studies, including assay development, and sample characterization in order to expand the understanding of transmission of influenza viruses, including the highly pathogenic H5N1 avian influenza viral strain.

iCo Therapeutics

In September 2007, we received a $1.25 million milestone payment in the form of equity securities in iCo. The milestone was related to the initiation of Phase 1 clinical trials of iCo 007, a drug licensed to iCo by us in 2005 for the treatment of various eye diseases, including diabetic macular edema.

National Institutes of Health

In September 2007, we received a multi-year Phase 2 SBIR grant by the NIH for up to $1.5 million to design oligonucleotide drugs that can exploit the RNAi antisense mechanism for disease treatment. The Phase 2 grant builds upon a successfully completed Phase 1 program that demonstrated the feasibility of using single-stranded antisense drugs to target the RNAi pathway.

The multi-year grant will fund research by us to improve the stability and tissue distribution of RNAi drugs. Much of the work will focus on optimizing the chemical properties of single-stranded oligonucleotides that trigger the RNAi pathway.

In addition to demonstrating that compounds optimized with our chemistries produce superior results in animal models when compared to unoptimized compounds, the grant funds the discovery of RNAi-based drugs.

Ortho-McNeil, Inc.

In September 2007, we entered into a collaboration with OMI, a Johnson & Johnson company, to discover, develop and commercialize antisense drugs to treat metabolic diseases, including Type 2 diabetes. As part of the collaboration, we granted OMI worldwide development and commercialization rights to two of our diabetes drugs, ISIS 325568 and ISIS 377131, which selectively inhibit the production of GCGR and GCCR, respectively. Additionally, OMI will provide funding to us to support a focused research program in metabolic disease. After the initial collaboration phase, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. will continue development of these drugs.

Under the terms of the agreement, OMI paid us a $45 million upfront licensing fee, and will provide us with research and development funding over the period of the collaboration. In addition to the licensing fee, we could receive over $225 million in milestone payments upon successful development and regulatory approvals of ISIS 325568 and ISIS 377131, as well as royalties on sales. We could also receive milestones and royalties on the successful development and regulatory approvals of additional drugs discovered as part of the collaboration.  In September 2007, we earned a milestone payment of $5 million for achieving the first development milestone by initiating the Phase 1 clinical trial of ISIS 325568.

In connection with this transaction, we purchased all of the equity in Symphony GenIsis, Inc. and reacquired the intellectual property related to the GCGR and GCCR programs as well as regaining full ownership of mipomersen, our lipid-lowering drug targeting Apolipoprotein B-100.  As part of the $120 million Symphony GenIsis purchase price, we paid Symphony Capital $80.4 million in cash and the remaining amount in approximately 3.4 million shares of our common stock.

Regulus Therapeutics LLC

In September 2007, we and Alnylam launched Regulus, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics. Because microRNAs regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a new approach to target the pathways of human disease. Regulus will combine the strengths and assets of Alnylam’s and our technologies, know-how, and intellectual property with strong leadership from a focused management team and Scientific Advisory Board to be chaired by Nobel laureate David Baltimore and include key pioneers in the microRNA field.

Both we and Alnylam granted Regulus exclusive licenses to their intellectual property for microRNA therapeutic applications, as well as certain early fundamental patents in the microRNA field including the “Tuschl III” patent. Alnylam made an initial investment of $10 million to balance venture ownership; thereafter Alnylam and us will share funding of Regulus. Regulus is operating as an independent company with a separate Board of Directors and management team. Alnylam and us will retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

Archemix

In August 2007, we entered into a new strategic alliance with Archemix focused on aptamer drug discovery and development.  Archemix obtained a license to our technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than the mRNA-targeting aspect that antisense mechanisms, including RNAi, exploit.  Through this licensing partnership, we are providing access to our oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs.  We will receive a portion of any sublicensing fees Archemix generates as well as milestones and royalties on its drugs.

Alnylam Collaboration

In the third quarter of 2007, we earned licensing revenue of $26.5 million resulting from Alnylam’s sublicense of our technology for the development of RNA interference therapeutics to Roche.  This payment is according to the terms of the 2004 strategic alliance agreement between Alnylam and us, under which Alnylam obtained an exclusive license to our intellectual property for double-stranded oligonucleotide therapeutics that mediate RNAi.  Additionally, during the second quarter of 2007, Alnylam announced the achievement of an important milestone in its strategic alliance with us, in initiating

IND-enabling studies with an RNAi therapeutic clinical candidate that utilizes technology and intellectual property licensed exclusively from us.  Alnylam and we continue to collaborate on siRNA-related technology platform advancements.

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

Mipomersen Development Highlights

At the Drugs Affecting Lipid Metabolism (DALM) Symposium, we announced further data supporting the attractive profile of mipomersen:

•                  Mipomersen effectively reduces lipids in all patient populations tested. Data presented in heterozygous familial hypercholesterolemia patients at DALM adds to the previously presented data for homozygous familial hypercholesterolemia and routine high cholesterol in showing potent, dose dependent, linear decrease in lipids alone and in combination with other lipid lowering therapies.

•                  Mipomersen has a unique profile in lowering all atherogenic lipids. Adding to data previously presented showing statistically significant reductions of low-density lipoproteins, very low-density lipoproteins and triglycerides. Data presented at DALM showed statistically significant reductions of lipoprotein (a), an independent cardiovascular risk factor.

•                  We presented the first safety data from long-term treatment with mipomersen showing that, as predicted by long term studies in monkeys and mice, the drug continues to be well tolerated in patients treated for five months and longer.

•                  We presented preclinical data showing that inhibition of ApoB-100 (the target of mipomersen) results in changes in fat metabolism that reduce liver fat, adding additional mechanistic support for the mipomersen safety profile.

•      We initiated a Phase 3 program for mipomersen in patients with familial hypercholesterolemia.

Issuance of 2 5/8%  Convertible Subordinated Notes; Repurchase of 5 1/2% Convertible Subordinated Notes

In January 2007, we issued $162.5 million of 2 5/8% convertible subordinated notes due 2027.  Using the net proceeds from the issuance of the 2 5/8 % notes, we repurchased our 5 1/2% convertible subordinated notes due 2009.  The significantly lower interest rate of the 2 5/8% notes reduces our cash interest payments by approximately $2.6 million annually.  In addition, the extended maturity date of the 2 5/8% notes further strengthens our financial position.

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

We often enter into collaborations where we receive non-refundable upfront payments for prior or future expenditures. We recognize revenue related to upfront payments ratably over our period of performance relating to the term of the contractual arrangements.  Occasionally, we are required to estimate our period of performance when the agreements we enter into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different. To date our estimates have not required material adjustments.  We have made estimates of our continuing obligations on several agreements, including our collaborations with Antisense Therapeutics Ltd., BMS, Lilly, OncoGenex, OMI and Pfizer.  Our collaborative agreements typically include a research and/or development project plan that includes activities to be performed in the collaboration and the party responsible for performing them.  We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period.  When our collaborators have asked us to continue performing work in a collaboration beyond the initial period of performance, we have extended our amortization period to correspond to the new extended period of performance.  In no case have adjustments to performance periods and related adjustments to revenue amortization periods had a material impact on our revenue.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestone payments upon completion of the milestone’s performance requirement, as long as we are reasonably assured of collecting the resulting receivable and we are not obligated for future performance related to the achievement of the milestone. To date, we have earned milestone payments totaling $1.2 million under our Pfizer collaboration.  In January 2006, Lilly initiated clinical trials of LY2275796 for which we received a $750,000 milestone payment and Merck initiated clinical trials of a drug for HCV for which we earned a $1 million milestone payment.  Additionally, in September 2007, we earned a $5 million milestone payment for the initiation of a Phase 1 trial for ISIS 325568 under our recently announced collaboration with OMI.  Since the milestone was achieved before the contract was finalized, the $5 million is treated as an upfront licensing fees and it will be amortized over the two year period of our performance obligation.

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

In addition to our investments in marketable securities, we have equity investments in privately- and publicly-held biotechnology companies. We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer, and our current need for cash. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  During the first nine months of 2007, we sold the remaining equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $3.5 million compared to a net gain on investments of $2.3 million during the same period in 2006.  The net gain on investments during the first nine months of 2006 represented a gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we owned offset by a non-cash loss on investment of $465,000 related to the other-than-temporary impairment of our equity investment in Antisense Therapeutics Ltd.  Since the impairment in the second quarter of 2006, we have recorded a net unrealized gain of $550,000 related to our equity investment in ATL as a separate component of stockholders’ equity. This reflected the increase in the market value of the investment since the impairment.  We determined that there were no other-than-temporary declines in value of investments in the first nine months of 2007.

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

We recorded a charge of $515,000 and $2.2 million for the first nine months of 2007 and 2006, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As of September 30, 2007, there was $11.6 million of total unrecognized compensation cost related to non-vested stock-based compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.3 years.

We utilize the Black-Scholes model and assumptions discussed in Note 1 for estimating the fair value of the stock-based awards we granted. Compensation expense for all stock-based payment awards is recognized using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. Our risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and our ESPP. The dividend yield assumption is based on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use a weighted average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123R. The expected term of stock options granted represents the period of time that they are expected to be outstanding. For our 2002 Non-Employee Directors’ Stock Option Plan, we estimate the expected term of options granted based on historical exercise patterns. For our employee stock option plans, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107. We estimated forfeitures based on historical experience. There were no material changes to our estimated forfeitures for the first nine months of 2007 and 2006.  For the periods prior to fiscal 2006, we accounted for forfeitures as they occurred in our pro forma information as required under SFAS 123.

We record stock options granted to non-employees at their fair value in accordance with the requirements of SFAS 123, Accounting for Stock-Based Compensation, then periodically remeasure them in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognize them over the service period.

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2007 was $38.6 million and $44.9 million, respectively, compared to $3.3 million and $12.6 million for the same periods in 2006.  Revenue was higher in 2007 compared to 2006 due to the $26.5 million licensing revenue that we earned from Alnylam in the third quarter of 2007 and revenue associated with our collaboration with BMS, which began in May 2007 and OMI, which began in September 2007.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, we recorded the $26.5 million of licensing revenue from Alnylam in the current quarter, without similar revenue in the third quarter of 2006.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Drug Discovery and Development:
Research and development revenue	$7,283	$330	$9,299	$3,513
Licensing and royalty revenue	26,710	784	27,489	1,327
	$33,993	$1,114	$36,788	$4,840

Ibis Biosciences:
Research and development revenue	$3,589	$1,988	$5,615	$7,596
Commercial revenue (1)	1,049	151	2,490	151
	$4,638	$2,139	$8,105	$7,747

Total Revenue:
Research and development revenue	$10,872	$2,318	$14,914	$11,109
Commercial revenue (1)	1,049	151	2,490	151
Licensing and royalty revenue	26,710	784	27,489	1,327
	$38,631	$3,253	$44,893	$12,587

(1)  Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2007 was $7.3 million and $9.3 million, respectively, compared to $330,000 and $3.5 million for the same periods in 2006. The increase reflects revenue associated with our collaboration with BMS and OMI offset by a decrease in revenue associated with our collaborations with Lilly and OncoGenex. Our research and development revenue under collaborative agreements fluctuates based on the timing of activities under contract, and as a result, it frequently includes non-recurring items.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2007 was $26.7 million and $27.5 million, respectively, compared to $784,000 and $1.3 million for the same periods in 2006.  The increase was primarily a result of the $26.5 million licensing revenue that we earned from Alnylam in the third quarter of 2007.

Ibis Biosciences, Inc.

Ibis’ revenue for the three and nine months ended September 30, 2007 was $4.6 million and $8.1 million, respectively, compared to $2.1 million and $7.7 million for the same periods in 2006. Ibis earned commercial revenue of $1.0 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, compared to $151,000 for each of the same periods in 2006, which consisted of revenue from sales of Ibis’ T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business.  Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for each instrument sold over the period of this support obligation. Primarily as a result of the growing number of T5000 Biosensor System placements in 2007, commercial revenue in the third quarter of 2007 increased by 30% over the second quarter of 2007, building on a trend of increased commercial revenue quarter over quarter since the third quarter of 2006 when Ibis began earning commercial revenue.  Additionally, Ibis generated revenue from its government contracts and grants of $3.6 million and $5.6 million, respectively, for the three and nine months ended September 30, 2007 compared to $2.0 million and $7.6 million for the same periods in 2006.  As Ibis has matured from research and development to commercial stage, some of its large government contracts that supported technology development have been successfully completed.  Recently Ibis received contracts and grants for up to $5.4 million to fund the development of a wide variety of applications for the Ibis T5000 Biosensor System.  There was a transient decline in contract revenue for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of timing of the initiation of these new contracts.  We expect that revenue from government contracts will continue to provide a solid revenue base going forward.

From inception through September 30, 2007, Ibis has earned $65.1 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $6.9 million is committed under existing contracts and grants. We may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Operating Expenses

In 2007, with the successful progression of the drugs in our pipeline, we have expanded our clinical development programs.  Additionally, we have built the manufacturing, marketing and sales infrastructure to commercialize the Ibis T5000 Biosensor System.  These activities have led to an increase in operating expenses for the three and nine months ended September 30, 2007.  Operating expenses for the three and nine months ended September 30, 2007 were $28.6 million and $75.4 million, respectively, compared to $21.5 million and $64.0 million for the same periods in 2006.  Also contributing to the increase in operating expenses was an increase in non-cash compensation expense.  Non-cash compensation expense related to stock options was $2.5 million and $7.2 million for the three and nine months ended September 30, 2007, respectively, compared to $1.4 million and $4.2 million for the same periods in 2006, primarily reflecting the significant increase in our stock price from period to period.

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

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations, our Ibis Biosciences subsidiary and R&D support costs. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development expenses	$22,340	$17,882	$58,795	$52,979
Non-cash compensation expense related to stock options	1,956	1,091	5,834	3,348
Total research and development expenses	$24,296	$18,973	$64,629	$56,327

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Drug Discovery and Development	$19,738	$15,915	$52,623	$46,715
Ibis Biosciences	4,558	3,058	12,006	9,612
Total research and development expenses	$24,296	$18,973	$64,629	$56,327

For the three and nine months ended September 30, 2007, we incurred total research and development expenses, excluding stock compensation, of $22.3 million and $58.8 million, respectively, compared to $17.9 million and $53.0 million for the same periods in 2006.  The increase is attributable to the expansion of the development of our key programs and the additional costs required to commercialize the Ibis T5000 Biosensor System.

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

Antisense drug discovery costs excluding non-cash compensation expense were $3.6 million and $10.1 million, respectively, for the three and nine months ended September 30, 2007 compared to $2.9 million and $9.1 million for the same periods in 2006. The higher expenses in 2007 were primarily due to increased activity levels which includes an increase in headcount and usage of lab supplies. We anticipate antisense drug discovery costs to increase in the near-term due to research efforts conducted by Regulus, which are consolidated into our financial results.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Alicaforsen for Crohn’s disease	$—	$3	$—	$5
Other antisense development products	6,567	4,565	16,446	13,993
Development overhead costs	1,850	617	4,177	2,745
Non-cash compensation expense related to stock options	693	361	2,033	1,076
Total antisense drug development	$9,110	$5,546	$22,656	$17,819

Antisense drug development expenditures were $8.4 million and $20.6 million, excluding non-cash compensation expense for the three and nine months ended September 30, 2007 compared to $5.2 million and $16.7 million for the same periods in 2006. The increase was primarily attributed to the expansion of our clinical development programs. We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials. We are currently conducting multiple Phase 2 trials for mipomersen, which has led to an increase in development costs in 2007 compared to 2006. Development overhead costs were $1.9 million and $4.2 million, respectively, for the three and nine months ended September 30, 2007 compared to $617,000 and $2.7 million for the same periods in 2006. The increase in overhead costs was a result of the additional expenses needed to support the expansion of our clinical development programs.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 14 of our 18 drug candidates, which substantially reduces our development costs.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Manufacturing and operations expenses excluding non-cash compensation expense for the three and nine months ended September 30, 2007 were $2.1 million and $5.0 million, respectively, compared to $1.4 million and $4.4 million for the same periods in 2006. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. The increase was primarily due to the additional expenses required for the expansion of our key programs along with additional costs associated with the manufacturing of drug supplies for our corporate partners.

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

The following table sets forth information on Ibis’ research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development costs	$3,677	$2,315	$9,121	$7,198
R&D support costs	601	569	2,000	1,856
Non-cash compensation expense related to stock options	280	173	885	558
Total Ibis’ research and development expenses	$4,558	$3,057	$12,006	$9,612

Ibis’ research and development expenses, excluding non-cash compensation expense related to stock options, for the three and nine months ended September 30, 2007 were $4.3 million and $11.1 million, respectively, compared to $2.9 million and $9.1 million for the same periods in 2006. The increase in expenses primarily reflects an increase in costs necessary to support commercialization of the Ibis T5000 Biosensor System. We expect costs and expenses for Ibis to increase as we continue to expand this business.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Personnel costs	$1,602	$1,405	$4,606	$4,403
Occupancy	1,546	1,553	4,524	4,480
Depreciation and amortization	1,193	2,692	3,584	5,267
Insurance	227	255	715	775
Other	305	203	1,219	842
Non-cash compensation expense related to stock options	188	120	558	365
Total R&D support costs	$5,061	$6,228	$15,206	$16,132

R&D support costs excluding non-cash compensation expense for the three and nine months ended September 30, 2007 were $4.9 million and $14.6 million, respectively, compared to $6.1 million and $15.8 million for the same periods in 2006. The decrease from 2006 to 2007 was a result of a decrease in patent application costs that were abandoned and written-off during the first nine months of 2006 offset by an increase in additional expenses to support the continued development of our key programs.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Drug Discovery and Development	$4,460	$5,659	$13,206	$14,276
Ibis Biosciences	601	569	2,000	1,856
Total R&D support costs	$5,061	$6,228	$15,206	$16,132

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of business development, legal, human resources, investor relations, finance and Ibis sales and marketing. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above. Until the acquisition of Symphony GenIsis in September 2007, selling, general and administrative expenses also included Symphony GenIsis’ general and administrative expenses.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$3,779	$2,497	$9,395	$7,257
Non-cash compensation expense related to stock options	499	326	1,374	842
Total selling, general and administrative expenses	$4,278	$2,823	$10,769	$8,099

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three and nine months ended September 30, 2007 were $3.8 million and $9.4 million, respectively, compared to $2.5 million and $7.3 million for the same periods in 2006. The increase was a result of increased selling, general and administrative expenses associated with the commercialization of the Ibis T5000 Biosensor System. As Ibis continues to execute its commercialization plan, we expect selling, general and administrative expense for Ibis to continue to increase.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Drug Discovery and Development	$2,950	$2,087	$7,418	$6,310
Ibis Biosciences	1,328	736	3,351	1,789
Total selling, general and administrative expenses	$4,278	$2,823	$10,769	$8,099

Restructuring Activities

During the three and nine months ended September 30, 2006, we recorded a benefit of $279,000 and $457,000, respectively, resulting from our decision to focus our resources on key programs. In the second quarter of 2006, we successfully negotiated a contract modification with one of our vendors. The amount of the contract modification was $265,000 less than the amount that had been previously accrued; therefore, we recognized a benefit for this amount in restructuring activities for the nine months ended September 30, 2006. Additionally in the third quarter of 2006, we negotiated a lease termination agreement with the landlord of a building that we vacated in 2005 as part of the restructuring activities. The early termination of the lease resulted in a benefit of approximately $350,000 over what was previously accrued. This benefit is reflected in the restructuring activities for the three and nine months ended September 30, 2006. There were no restructuring activities in the first nine months of 2007.

Investment Income

Investment income for the three and nine months ended September 30, 2007 totaled $2.6 million and $9.1 million, respectively, compared to $1.7 million and $3.8 million for the same periods in 2006. The increase in investment income was primarily due to a higher average cash balance during the first nine months of 2007 compared to the same period in 2006 as a result of the proceeds we received from the issuance of our 2 5/8% convertible subordinated notes, the $15 million upfront licensing fee that we received from our strategic partnership with BMS and the $26.5 million licensing fee received from Alnylam, offset by the repayment of our 5 ½% notes and the $80.4 million payment for the acquisition of Symphony GenIsis.

Interest Expense

Interest expense for the three and nine months ended September 30, 2007 totaled $1.5 million and $6.1 million, respectively, compared to $2.3 million and $6.8 million for the same periods in 2006. The decrease in interest expense is primarily because the 5 ½% notes were fully repaid in the first half of 2007 and the 2 5/8% notes issued in early 2007 have a lower interest rate.

Gain on Investments, net

Gain on investments for the first nine months ended September 30, 2007 was $3.5 million compared to $2.3 million for the same period in 2006. The 2007 gain on investments reflected a gain realized on the sale of the remaining equity securities of Alnylam that we owned compared to the 2006 gain of $2.7 million realized on the sale of a portion of the equity securities of Alnylam that we owned offset by a non-cash loss on investment of $465,000 related to the impairment of our equity investment in Antisense Therapeutics Ltd.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the nine months ended September 30, 2007 was $3.2 million. The loss on early retirement of debt reflected the early extinguishment of our 5 ½% convertible subordinated notes in the first half of 2007. As a result of the repayment of the 5 ½% notes, we recognized a $3.2 million loss on the early retirement of debt in the first half of 2007, which included $1.2 million of non-cash unamortized debt issuance costs. There was no loss on early retirement of debt in the first nine months of 2006.

Net income (loss)

Net income for the three months ended September 30, 2007 was $20.0 million and net loss for the nine months ended September 30, 2007 was $4.0 million compared to net loss of $12.1 million and $31.8 million for the same periods in 2006. We recognized a benefit of $8.7 million and $23.2 million for the three and nine months ended September 30, 2007, respectively, in the loss attributed to noncontrolling interest in Symphony GenIsis, Inc., resulting from our collaboration with

Symphony GenIsis. In 2006, the loss attributed to noncontrolling interest in Symphony GenIsis was $6.7 million and $20.3 million for the three and nine months ended September 30, 2006, respectively. Net loss for the first nine months of 2007 was lower compared to the same period in 2006 because of a decrease in loss from operations, higher interest income, a net gain on investments and benefit related to the loss attributed to noncontrolling interest in Symphony GenIsis, Inc. offset by the loss on early retirement of debt.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three and nine months ended September 30, 2007 was $105.3 million and $129.3 million, respectively, compared to $12.1 million and $31.8 million for the same periods in 2006.

In September 2007, we purchased the equity of Symphony GenIsis at the pre-negotiated price of $120 million, which we paid with $80.4 million in cash and approximately 3.4 million shares of our common stock. The $125.3 million on our Condensed Consolidated Statement of Operations in a line item called Excess Purchase Price over Carrying Value of Noncontrolling Interest in Symphony GenIsis, Inc. represents a deemed dividend paid to the previous owners of Symphony GenIsis. A portion of the $125.3 million reflects the significant increase in our stock price used to calculate the value of the shares issued to Symphony Capital. This deemed dividend only impacts our net loss applicable to common stock and our net loss per share calculations and does not affect our net income (loss).

Net Loss Per Share

Net loss per share for the three and nine months ended September 30, 2007 was $1.25 per share and $1.57 per share, respectively, compared to $0.16 per share and $0.44 per share for the same periods in 2006. The increase in net loss per share was a result of the increase in net loss applicable to common stock discussed above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2007, we have earned approximately $552.6 million in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through September 30, 2007, we have raised net proceeds of approximately $735.3 million from the sale of our equity securities and we have borrowed approximately $543.8 million under long-term debt arrangements to finance a portion of our operations, including $125 million of 5 ½% convertible subordinated notes which we repaid in full in the first half of 2007.

At September 30, 2007, we had cash, cash equivalents and short-term investments of $146.0 million, which included $10 million of cash and cash equivalents held on behalf of Regulus, consolidated working capital of $131.4 million and stockholders’ equity of $232,000. Additionally, in the fourth quarter of 2007, we received approximately $52 million as payment for the $45 million upfront licensing fee, the $5 million milestone for the initiation of Phase 1 studies for ISIS 325568 and initial research and development funding associated with our recently announced collaboration with OMI. This $52 million is not reflected in our cash balance at September 30, 2007. In comparison, we had cash, cash equivalents and short-term investments of $193.3 million, which included $54.8 million of cash and cash equivalents held by Symphony GenIsis, consolidated working capital of $181.1 million and stockholders’ equity of $68.6 million as of December 31, 2006. The decrease in our cash, cash equivalents and short-term investments primarily reflects the $80.4 million payment for the acquisition of Symphony GenIsis and cash used in operations offset by the net cash received from the issuance of our 2 5/8% notes after repayment of the 5 1/2% notes, the $15 million upfront licensing fee from BMS for our strategic partnership and the $26.5 million licensing fee from Alnylam.

As of September 30, 2007, our debt and other obligations totaled $172.2 million, compared to $140.3 million at December 31, 2006. The increase in our debt and other obligations was primarily due to the issuance of our 2 5/8% convertible subordinated notes offset by the repayment of the 5 1/2% notes and the declining balance on our Silicon Valley Bank term loan. The significantly lower interest rate of the 2 5/8% convertible subordinated notes from that of our recently repaid 5 1/2% convertible subordinated notes reduces our cash interest payments by approximately $2.6 million annually. We will continue to use lease financing as long as the terms remain commercially attractive.

Based on our current operating plan with reasonable assumptions for new sources of revenue and cash, we believe our resources will be sufficient to meet our anticipated funding requirements through at least the end of 2010.

The following table summarizes our contractual obligations as of September 30, 2007. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/[8]% Convertible Subordinated Notes	162.5	—	—	—	162.5
Silicon Valley Bank Term Loan	9.0	7.1	1.9	—	—
Capital Lease and Other Obligations	0.7	0.3	—	—	0.4
Operating Leases	21.2	2.9	5.5	3.4	9.4

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank, capital leases and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire debt from two partners. We are amortizing the term loan over sixty months. The term loan requires monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 7.0% at September 30, 2007. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at September 30, 2007 was $9.0 million.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2007 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2007, we had accumulated losses of approximately $820.8 million and stockholders’ equity of approximately $232,000. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Since corporate partnering is a key part of our strategy to fund the development and commercialization of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on our product development programs.*

To date, corporate partnering has played a key role in our strategy to fund our development programs and to add key development resources. We plan to continue to rely on additional collaborative arrangements to develop and commercialize our products, including our two lead products mipomersen and ISIS 113715. However, we may not be able to negotiate additional attractive collaborative arrangements.

Many of the drugs in our development pipeline are being developed and/or funded by corporate partners, including Altair Therapeutics, Inc., Antisense Therapeutics Limited, Atlantic Healthcare, iCo Therapeutics, Inc., ImQuest Pharmaceuticals, Inc., Lilly, Merck & Co., Inc., OncoGenex Technologies Inc. and Ortho-McNeil, Inc. If any of these pharmaceutical companies stopped funding and/or developing these products, our business could suffer and we may not have the resources available to develop these products on our own.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2007, the market price of our common stock ranged from $7.06 to $15.52 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

The accounting method for our convertible debt securities may be subject to change.*

A convertible debt security providing for share and/or cash settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, including our outstanding convertible debt securities, is currently classified in its entirety as debt. No portion of the carrying value of such a security related to the conversion option indexed to the issuer’s stock is classified as equity. In addition, interest expense is recognized at the stated coupon rate. The coupon rate of interest for convertible debt securities, including our convertible debt securities, is typically lower than what an issuer would be required to pay for nonconvertible debt with otherwise similar terms.

The EITF recently considered whether the accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”) should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the FASB voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our convertible debt securities. In August, the FASB exposed for public comment a proposed FASB Staff Position (“FSP”) that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. The FSP, if issued as proposed, would become effective for calendar year end companies like us in the first quarter of 2008. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms.  The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense.  Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results.

We cannot predict the outcome of the proposed FSP.  We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities, some of which could have an adverse impact on our past or future reported financial results.

Risks Associated with our Drug Discovery and Development Business

If we or our partners fail to obtain regulatory approval for our drugs, we will not be able to sell them.

We and our partners must conduct time-consuming, extensive and costly clinical trials to show the safety and efficacy of each of our drugs, including mipomersen and ISIS 113715, before a drug can be approved for sale. We must conduct these trials in compliance with FDA regulations and with comparable regulations in other countries. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of our drugs, including mipomersen and ISIS 113715, it will not approve them or will require additional studies, which can be time consuming and expensive and which will delay commercialization of a drug. We and our partners may not be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs, including mipomersen and ISIS 113715. Failure to receive these approvals or delays in these approvals could prevent or delay commercial introduction of a product, including mipomersen and ISIS 113715, and, as a result, could negatively impact our ability to generate revenue from product sales. In addition, following approval of a drug, we and our partners must comply with comprehensive government regulations regarding how we manufacture, market and distribute drug products. If we fail to comply with these regulations, regulators could force us to withdraw a drug from the market or impose other penalties or requirements that also could have a negative impact on our financial results.

We have only introduced one commercial drug product, Vitravene. We cannot guarantee that any of our other drugs, including mipomersen and ISIS 113715, will be safe and effective, will be approved for commercialization or that our partners or we can successfully commercialize these drugs.

If the results of clinical testing indicate that any of our drugs under development are not suitable for commercial use we may need to abandon one or more of our drug development programs.

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense technology in particular is relatively new and unproven. If we cannot demonstrate that our drugs, including mipomersen and ISIS 113715, are safe and effective drugs for human use, we may need to abandon one or more of our drug development programs.

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. In March 2003, we reported the results of a Phase 3 clinical trial of Affinitak in patients with late-stage non-small cell lung cancer and in October 2004, we reported the results of a second similar Phase 3 clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient to support an NDA filing. In December 2004, we reported the results of our Phase 3 clinical trials of alicaforsen in patients with active Crohn’s disease, in which alicaforsen did not demonstrate statistically significant induction of clinical remissions compared to placebo. Similar results could occur with the clinical trials for our other drugs mipomersen and ISIS 113715. If any of our drugs in clinical studies mipomersen and ISIS 113715 do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for this and other drugs and our stock price could decline.

Even if our drugs are successful in preclinical and early human clinical studies, these results do not guarantee these drugs will be successful in late-stage clinical trials.

Successful results in preclinical or early human clinical trials, including the recently announced Phase 2 results for mipomersen and ISIS 113715, may not predict the results of late-stage clinical trials. There are a number of factors that could cause a clinical trial to fail or be delayed, including:

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

Any failure or delay in one of our clinical trials, including our Phase 2 development programs for mipomersen and ISIS 113715, could reduce the commercial viability of our drugs, including mipomersen and ISIS 113715.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our clinical trials for our drugs and expect to continue to do so in the future. For example, Medpace is the primary clinical research organization for clinical trials for mipomersen. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, approval and commercialization of our drugs, including mipomersen.

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

For the nine months ended September 30, 2007 and 2006, we derived approximately 18% and 62%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

In June 2007, Drug Royalty Trust 3, successor-in-interest to Drug Royalty USA, Inc., alleged that Isis breached various representations, warranties and covenants contained in the Agreement for Sale and Assignment of Rights dated December 21, 2004 and asserted its right to terminate the sale and assignment agreement. Isis responded that in fact no breach had occurred and that DRC had no right to terminate the sale and assignment agreement. In October 2007, Isis and DRC agreed to resolve their disputes regarding various alleged competing breaches of their agreement. Isis received a total of $8 million as the final purchase price installment which was due under the assignment agreement. DRC paid Isis $7 million subject to the terms of an amendment to the agreement and an unaffiliated third party paid Isis $1 million.

On October 16, 2007 Idera Pharmaceuticals, Inc. (formerly Hybridon, Inc.) filed papers initiating an arbitration proceeding against the Company.  Idera has alleged that the Company improperly sublicensed certain Idera patents which were the subject of a Collaboration and License Agreement by and between the Company and Hybridon, Inc. dated May 25, 2001.  The Company has filed responsive papers and intends to vigorously defend this arbitration action.  The Company believes that the Idera action is without merit and further believes that the potential for damages from this action is not probable or estimable at this time.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.              DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.              OTHER INFORMATION

Not applicable

ITEM 6.              EXHIBITS

a.             Exhibits

Exhibit Number	Description of Document

10.1	Collaboration and License Agreement between the Registrant and Ortho-McNeil, Inc. dated September 12, 2007 (with certain confidential information deleted).

10.2	License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics LLC dated September 6, 2007 (with certain confidential information deleted).

10.3	Limited Liability Company Agreement of Regulus Therapeutics LLC dated September 6, 2007 (with certain confidential information deleted).

10.4	Retention Agreement dated September 21, 2007 between the Registrant and Mark K. Wedel.(1)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 8, 2007

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	November 8, 2007