Form 10-Q
period 2008-03-31
ISIS PHARMACEUTICALS INC
filed 2008-05-12
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of May 5, 2008 was 95,383,770.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Ibis BiosciencesTM is a trademark of Ibis Biosciences, Inc.

Ibis T5000TM is a trademark of Ibis Biosciences, Inc.

Regulus TherapeuticsTM is a trademark of Regulus Therapeutics LLC.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,936	$138,614
Short-term investments	66,479	55,105
Contracts receivable	4,358	6,177
Inventories	3,700	2,817
Other current assets	6,378	4,604
Total current assets	352,851	207,317

Property, plant and equipment, net	8,274	7,131
Licenses, net	18,516	19,100
Patents, net	18,390	17,759
Debt issuance costs	4,539	4,740
Deposits and other assets	2,854	2,811
Total assets	$405,424	$258,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,633	$4,507
Accrued compensation	2,449	10,461
Accrued liabilities	5,301	6,794
Derivative instruments related to Abbott’s subscription right and call option	3,455	—
Current portion of long-term obligations	5,471	7,238
Current portion of deferred contract revenue	57,951	33,205
Total current liabilities	80,260	62,205
2 5/8% convertible subordinated notes	162,500	162,500
Long-term obligations, less current portion	391	362
Long-term deferred contract revenue	84,798	23,548
Total liabilities	327,949	248,615

Noncontrolling interest in Regulus Therapeutics LLC	8,488	9,371
Noncontrolling interest in Ibis Biosciences, Inc.	14,366	—

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 92,994,635 and 87,239,423 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	93	87
Additional paid-in capital	884,434	827,992
Accumulated other comprehensive income	2,123	538
Accumulated deficit	(832,029)	(827,745)
Total stockholders’ equity	54,621	872
Total liabilities, noncontrolling interest and stockholders’ equity	$405,424	$258,858

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Research and development revenue under collaborative agreements	$20,686	$2,002
Licensing and royalty revenue	668	448
Total revenue	21,354	2,450

Expenses:
Research and development	26,449	19,949
Selling, general and administrative	3,736	3,402
Total operating expenses	30,185	23,351

Loss from operations	(8,831)	(20,901)

Other income (expense):
Investment income	4,956	3,401
Interest expense	(1,398)	(2,628)
Gain on investments	—	1,521
Loss on early retirement of debt	—	(1,219)
Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	—	6,806
Loss attributed to noncontrolling interest in Regulus Therapeutics LLC	883	—
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	105	—

Net loss applicable to common stock	$(4,285)	$(13,020)

Basic and diluted net loss per share	$(0.05)	$(0.16)

Shares used in computing basic and diluted net loss per share	90,799	82,456

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$75,114	$(20,795)

Investing activities:
Purchases of short-term investments	(73,921)	(47,493)
Proceeds from the sale of short-term investments	62,635	24,481
Purchases of property, plant and equipment	(1,373)	(539)
Acquisition of licenses and other assets	(84)	(354)
Proceeds from the sale of strategic investments	—	2,245
Net cash used in investing activities	(12,743)	(21,660)

Financing activities:
Net proceeds from issuance of equity	2,727	1,188
Proceeds from issuance of 2 5/8% convertible subordinated notes, net of issuance costs	—	157,067
Principal and redemption premium payment on prepayment of the 5 1/2% convertible subordinated notes	—	(44,926)
Principal payments on debt and capital lease obligations	(1,738)	(1,965)
Proceeds from stock purchase by Genzyme Corporation, net of fees	49,962	—
Proceeds from capital contribution to Ibis Biosciences, Inc.	20,000	—
Net cash provided by financing activities	70,951	111,364

Net increase in cash and cash equivalents	133,322	68,909
Cash and cash equivalents at beginning of period	138,614	114,514
Cash and cash equivalents at end of period	$271,936	$183,423

Supplemental disclosures of cash flow information:
Interest paid	$2,244	$860

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,372	$443

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2008 and 2007 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2007. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”), our wholly owned subsidiaries, Isis Pharmaceuticals Singapore Pte Ltd., Isis USA Ltd. and Symphony GenIsis, Inc.  In addition to our wholly owned subsidiaries, our condensed consolidated financial statements include two variable interest entities, Ibis Biosciences, Inc. and Regulus Therapeutics LLC, for which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) 46R (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51.  All significant intercompany balances and transactions have been eliminated.

2.                                      Significant Accounting Policies

Revenue recognition

We follow the provisions as set forth by Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue under current accounting rules. In those instances where we have received payment from our customers in advance of recognizing revenue, the amounts are included in deferred revenue on the consolidated balance sheet.

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

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We generally recognize revenue related to milestone payments upon completion of the milestone’s substantive performance requirement, as long as we are reasonably assured of collecting the resulting receivable and we are not obligated for future performance related to the achievement of the milestone.

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

As part of our Genzyme strategic alliance, in February 2008 Genzyme Corporation made a $150 million equity investment by purchasing 5 million shares of common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration which began in January 2008.  We accounted for this premium as deferred revenue and are amortizing it into revenue over the four year period of our performance beginning in the first quarter of 2008.

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

Short-term investments

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  Unrealized gains and losses related to temporary declines are recorded as a separate component of stockholders’ equity. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments during the three months ended March 31, 2008 and 2007.  During the first quarter of 2007, we sold a portion of the equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $1.5 million.

Inventory valuation

In accordance with Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. Each of our raw materials can be used in multiple products and, as a result, has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, the raw materials allocated for that drug could be used to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. Also included in inventory are material costs, labor costs and manufacturing overhead costs associated with the Ibis T5000 Biosensor System and related assay kits. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs during the first three months of 2008 and 2007.

Total inventory includes the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$3,449	$2,679
Work-in-process	251	138

	$3,700	$2,817

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents.  We review our capitalized patent costs regularly to determine that they include costs for patent applications that have future value.  We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate.  We amortize patent costs over their estimated useful lives of ten years, beginning with the date the patents are issued.  For the first quarter of 2008 and 2007, we recorded a non-cash charge of $98,000 and $168,000, respectively, which was included in research and development expenses and was related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We assess the value of our long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, under the provisions set forth by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we evaluate our long-lived assets for impairment on at least a quarterly basis.

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

Consolidation of variable interest entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of March 31, 2008, we had collaborative arrangements with nine entities that we consider to be variable interest entities under FIN 46R. For the three months ended March 31, 2008, our condensed consolidated financial statements include two variable interest entities, Ibis and Regulus, for which we are the primary beneficiary.

Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires us to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Comprehensive loss:
Unrealized holding gains (losses)	$1,585	$(780)
Reclassification adjustment for realized gains included in net income	—	(1,417)
Net loss applicable to common stock	(4,285)	(13,020)
Comprehensive loss	$(2,700)	$(15,217)

Stock-based compensation expense

We account for our stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  We estimate the fair value of each stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted subsequent to January 1, 2008, we estimated the expected term of options granted based on historical exercise patterns.  For the stock options granted prior to January 1, 2008, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107.

For the quarter ended March 31, 2008 and 2007, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.1%	4.7%
Dividend yield	0.0%	0.0%
Volatility	55.0%	63.8%
Expected Life	4.6 years	4.6 years

ESPP:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.3%	5.1%
Dividend yield	0.0%	0.0%
Volatility	56.7%	56.1%
Expected Life	6 months	6 months

We record stock options granted to non-employees, which consist primarily of options granted to Regulus’ Scientific Advisory Board, at their fair value in accordance with the requirements of SFAS 123R, then periodically remeasure them in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognize the expense over the service period.

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 (in thousands, except per share data) was allocated as follows:

	Three Months Ended March 31,
	2008	2007

Research and development	$3,075	$1,926
Selling, general and administrative	684	438
Non-cash compensation expense related to stock options included in operating expenses	$3,759	$2,364
Basic and diluted net loss per share	$(0.04)	$(0.03)

As part of the Regulus joint venture, both we and Alnylam issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  The expense associated with these options are recorded on Regulus’ books.  Since we are consolidating the financial results of Regulus, $375,000 of non-cash stock based compensation expense associated with these options for the first quarter of 2008 is included in our consolidated expenses.

As of March 31, 2008, total unrecognized compensation cost related to non-vested stock-based compensation plans was $21.1 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.5 years.

Impact of recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. This statement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what the impact of adopting SFAS 160 will have on our results of operations and financial position.

3.                                    Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We have adopted the provisions of SFAS 157 as of January 1, 2008.  Although the adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our auction rate securities classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, which includes the derivative instruments related to the subscription right and call option granted to Abbott Molecular Inc. and the equity securities we hold in privately-held biotechnology companies.

As of March 31, 2008, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including our available-for-sale and equity securities and our derivative instruments.  The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at March 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Available-for-sale securities (1)	$326,926	$325,151	$1,775	(4)	$—
Derivative instruments (2)	3,455	—	—		3,455	(5)
Equity securities (3)	5,141	3,016	—		2,125	(6)
Total	$335,522	$328,167	$1,775		$5,580

(1)          Included in cash and cash equivalents and short term investments on our Condensed Consolidated Balance Sheet.

(2)          Included in current liabilites on our Condensed Consolidated Balance Sheet.

(3)          Included in other current assets and deposits and other assets on our Condensed Consolidated Balance Sheets.

(4)          Represents auction rate securities of which $1.5 million were sold in April 2008.

(5)          Represents the derivative instruments related to the subscription right and call option granted to Abbott (see additional discussion in Note 5).

(6)          Represents equity investments in privately-held biotechnology companies.  Since the securities are not traded in active markets, we determined the fair value using the most recent financial information available.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to March 31, 2008 (in thousands):

	Derivative Instruments		Equity Securities
Balance at December 31, 2007	$—		$2,125
Issuance of derivative instruments	5,376	(1)	—
Adjustment to fair value included in earnings	(1,921	)(2)	—
Balance at March 31, 2008	$3,455		$2,125

1)              Represents the derivative instruments related to the subscription right and call option granted to Abbott (see additional discussion in Note 5).

2)              The subscription right and call option granted to Abbott are revalued at the end of each reporting period and the resulting difference is included in our results of operations.  For the first quarter of 2008, the adjustment to fair value resulted in a gain and is included in investment income.

Additionally, in February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to account for most financial instruments at fair value rather than under other applicable GAAP, such as historical cost.  Under SFAS 159, an asset or liability is required to be marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the statement of operations.  SFAS 159 is effective for all financial statements issued for fiscal years that began after November 15, 2007.

We adopted the provisions of SFAS 159 in the first quarter of 2008. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value. We have made the election not to measure any additional assets and liabilities at fair value other than our available-for-sale and equity securites that are currently required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and our derivative instruments that are currently required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to be revalued at fair value each reporting period.  Therefore, the adoption of SFAS 159 did not impact our results of operations, financial position or cash flows.

4.                                    Long-Term Obligations

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8%, which is payable semi-annually. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. We will be able to redeem the 2 5/8% notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes also are able to require us to repurchase these notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest.

We used the net proceeds from the issuance of the 2 5/8% notes to repurchase our 5 1/2% convertible subordinated notes due in 2009.  In January 2007, we repurchased approximately $44.2 million aggregate principal amount of our 5 1/2% notes at a redemption price of $44.9 million plus accrued but unpaid interest. In May 2007, we redeemed the remaining $80.8 million principal balance at a redemption price of $82.1 million plus accrued but unpaid interest.  As a result of the repayment of these notes, we recognized a $3.2 million loss on the early extinguishment of debt in 2007, which included a $1.2 million non-cash write-off of unamortized debt issuance costs.  Included in the first quarter 2007 Condensed Consolidated Statement of Operations was $1.2 million of the $3.2 million loss and the remainder was recorded in the second quarter of 2007.

5.                                    Collaborative Arrangements and Licensing Agreements

The information discussed below represents partnerships we entered into during 2008.  There have been no material changes to the partnerships entered into prior to 2008 from the information provided in Note 6—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Traditional Pharmaceutical Alliances and Licensing

Genzyme Corporation

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing of mipomersen and a research relationship. The transaction included a $175 million licensing fee, a $150 million equity investment (5 million shares of common stock at $30 per share), over $1.5 billion in milestone payments and a share of profits on mipomersen and follow-on drug(s) ranging from 30 to 50 percent of all commercial sales. The contracts are being finalized and the transaction is expected to be completed in the second quarter of 2008.  Under this alliance, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen. We will participate in the funding of a portion of the development costs of mipomersen.

Genzyme has agreed that it will not sell its equity investment in Isis stock purchased in February 2008 until the earlier of four years from the date of our mipomersen license agreement, the first commercial sale of mipomersen and the termination of our mipomersen license agreement. Thereafter, Genzyme will be subject to monthly limits on the number of shares it can sell. In addition, Genzyme has agreed that until the earlier of the 10 year anniversary of the mipomersen license agreement and the date Genzyme holds less than 2% of our issued and outstanding common stock, Genzyme will not acquire any additional shares of our common stock without our consent.

The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration that began in January 2008. We are amortizing this premium into revenue over the four year period of our performance beginning in the first quarter of 2008.  During the first quarter of 2008, we recognized revenue of $6.3 million related to the $100 million premium, which represented 29% of our total revenue for the first quarter of 2008.  Our Condensed Consolidated Balance Sheet at March 31, 2008 includes deferred revenue of $93.7 million, which represents the remaining premium.

Ibis Collaborations

Abbott Molecular Inc.

In January 2008, we, Ibis and Abbott entered into a strategic alliance master agreement pursuant to which:

•      Abbott purchased Ibis common stock representing approximately 10.25% of the issued and outstanding common stock of Ibis for a total purchase price of $20 million;

•      Ibis granted Abbott a subscription right to purchase an additional $20 million of Ibis common stock before July 31, 2008, which when combined with Abbott’s initial investment would represent approximately 18.6% of the issued and outstanding common stock of Ibis;

•      We granted Abbott a call option to acquire from us all remaining Ibis capital stock for a purchase price of $175 million, which, subject to Ibis satisfying a defined set of objectives, may be increased to as much as $190 million;

•      If Abbott ultimately acquires Ibis under the call option agreement, Abbott will make the earn out payments described below, which will enable our shareholders to continue to benefit from Ibis’ success.

The investment by Abbott provides Ibis the funding to take the key next steps in enhancing its value, while allowing it to remain independent and focused during the option period so as to best enable this progress. This alliance with Abbott also provides Ibis the benefit of an experienced partner in molecular diagnostics and will focus Ibis on commercial success.

If Abbott acquires from us all of the remaining Ibis capital stock under the call option, Abbott will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis T5000 Biosensor Systems, including instruments, assay kits and successor products from the date of the final acquisition through December 31, 2025. These earn out payments will equal 5% of Ibis’ cumulative net sales over $150 million and up to $2.1 billion, and 3% of Ibis’ cumulative net sales over $2.1 billion. The earn out payments may be reduced from 5% to as low as 2.5% and from 3% to as low as 1.5%, respectively, upon the occurrence of certain events. In addition, as part of the final acquisition, Ibis may distribute to us, immediately prior to the closing, all of Ibis’ cash on hand and any receivables or other payments due to Ibis under government contracts and grants held by Ibis as of the closing.

The call option initially expires on December 31, 2008, provided that, subject to certain conditions, Abbott may extend the term of the call option through June 30, 2009. In addition, if Abbott does not exercise its subscription right by July 31, 2008, the call option will expire.

Until the expiration of the call option, we and Ibis must obtain Abbott’s consent before we or Ibis can take specified actions, such as amending Ibis’ certificate of incorporation, redeeming, repurchasing or paying dividends on Ibis’ capital stock, issuing any Ibis capital stock, entering into a transaction for the merger, consolidation or sale of Ibis, creating any Ibis indebtedness, or entering into any Ibis strategic alliance, joint venture or joint marketing agreement. In addition, the strategic alliance contains a make whole provision such that in the event of a liquidation or change of control of Ibis, Abbott will receive a payment equal to the price paid per share of the capital stock of Ibis acquired by Abbott in the initial investment or under the subscription right, plus a yield of 3% annually from the date Abbott purchased the Ibis common stock, prior to the distribution of any proceeds to any other holders of Ibis capital stock.

Under current accounting rules, we are required to value separately each element of this transaction.  We determined the value attributed to the initial stock purchase was $14.6 million and since Abbott is now a minority owner of Ibis this amount was recorded as a “Noncontrolling Interest in Ibis Biosciences, Inc.” on our Condensed Consolidated Balance Sheet.  As the strategic alliance progresses, this line item will be reduced by Abbott’s share of Ibis’ net losses, which were $105,000 in the first quarter of 2008, until the balance becomes zero.  The reductions to the Noncontrolling Interest in Ibis will be reflected in our Condensed Consolidated Statement of Operations using a similar caption and will improve our reported net loss.  At the close of the transaction, $5.4 million of combined value was attributed to the subscription right and call option, which is included in the current liabilities section of our Condensed Consolidated Balance Sheet. As required by current accounting rules, we revalued the subscription right and call option at March 31, 2008 resulting in a $1.9 million reduction in the liability and a corresponding gain which we included in investment income on our Condensed Consolidated Statement of Operations.  We will revalue the subscription right and call option at the end of each quarter until they expire or are exercised.

6.             Segment Information and Concentration of Business Risk

Segment information

We report our financial results in three reportable segments, Drug Discovery and Development, Ibis, and Regulus. Segment loss from operations includes revenue offset by research and development expenses, cost of commercial revenue for our Ibis subsidiary, selling, general and administrative expenses, and other charges attributable to the segment.  See the Business Segments discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 below for additional information on the segments.

Our Drug Discovery and Development segment generates revenue from collaborations with corporate partners and from licensing proprietary patent rights. Revenue from collaborations with corporate partners may consist of upfront payments, funding for research and development activities, milestone payments and royalties or profit sharing payments. This segment’s proprietary technology to discover and characterize novel antisense inhibitors has enabled our scientists to modify the properties of our antisense drugs for optimal use with particular targets and thus, to produce a broad proprietary portfolio of drugs applicable to many disease targets.

Our Ibis subsidiary generates revenue from grants and contracts from United States government agencies, from sales of its Ibis T5000 Biosensor System and related assay kits and the analysis of samples within its assay services laboratory.

Our Regulus joint venture generates revenue from funded research programs and from collaborations with corporate partners such as the recently announced strategic alliance with GlaxoSmithKline (“GSK”) in April 2008.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Drug Discovery and Development	Ibis	Regulus	Total
Three Months Ended March 31, 2008
Revenue:
Research and development	$17,615	$1,784	$92	$19,491
Commercial revenue (1)	—	1,195	—	1,195
Licensing and royalty	668	—	—	668
Total segment revenue	$18,283	$2,979	$92	$21,354
Loss from operations	$(3,499)	$(3,897)	$(1,435)	$(8,831)
Total assets as of March 31, 2008	$366,763	$28,379	$10,282	$405,424

Three Months Ended March 31, 2007
Revenue:
Research and development	$426	$945	$—	$1,371
Commercial revenue (1)	—	631	—	631
Licensing and royalty	448	—	—	448
Total segment revenue	$874	$1,576	$—	$2,450
Loss from operations	$(17,766)	$(3,135)	$—	$(20,901)
Total assets as of December 31, 2007	$239,099	$9,313	$10,446	$258,858

(1) Ibis’ commercial revenue has been classified as research and development revenue under collaborative agreements on our Condensed Consolidated Statements of Operations.

Concentrations of business risk

We have historically funded our operations in part from collaborations with corporate partners and as it relates to Ibis, from collaborations with various government agencies. Additionally, beginning in the second half of 2006, Ibis began selling commercial products and services. A relatively small number of partners historically have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2008	2007
Partner A	38%	0%
Partner B	29%	0%
Partner C	10%	0%
Partner D	5%	37%
Partner E	4%	19%
Partner F	1%	13%

For the three months ended March 31, 2008 and 2007, we derived approximately 14% and 64%, respectively, of our revenue from agencies of the United States Government in aggregate.  For the quarter ended March 31, 2008, none of our significant partners were agencies of the United States Government while two significant partners accounted for 37% and 19% of revenue from agencies of the United States Government for the quarter ended March 31, 2007.

Contract receivables from five significant partners comprised approximately 20%, 17%, 15%, 14% and 11% of contract receivables at March 31, 2008. Contract receivables from three significant partners comprised approximately 25%, 19% and 11% of contract receivables at December 31, 2007.

7.             Subsequent Events

In April 2008, Regulus entered into a strategic alliance with GSK to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. The alliance utilizes Regulus’ expertise and intellectual property position in the discovery and development of microRNA-targeted therapeutics and provides GSK with an option to license drug candidates directed at four different microRNA targets with relevance in inflammatory disease. Regulus will be responsible for the discovery and development of the microRNA antagonists through completion of clinical proof of concept, unless GSK chooses to exercise its option earlier. After exercise of the option, GSK will have an exclusive license to drugs developed under each program by Regulus for the relevant microRNA target for further development and commercialization on a worldwide basis. Regulus will have the right to further develop and commercialize any microRNA therapeutics which GSK chooses not to develop or commercialize.

Regulus received $20 million in upfront payments from GSK, including a $15 million option fee and a $5 million note. The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors. In addition, we and Alnylam are guarantors of the note, and if the note does not convert or is not repaid in cash after three years, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock. Regulus could also be eligible to receive up to $144.5 million in development, regulatory and sales milestone payments for each of the four microRNA-targeted drugs discovered and developed as part of the alliance. In addition to the potential of up to nearly $600 million Regulus could receive in option, license and milestone payments, Regulus would also receive tiered royalties up to double digits on worldwide sales of drugs resulting from the alliance.

The $15 million option fee will be amortized into revenue over Regulus’ six year period of performance.  The $5 million note will be shown as a liability on our Condensed Consolidated Balance Sheet.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the financial position and outlook for Isis Pharmaceuticals, Inc. as well as our Ibis Biosciences subsidiary and our Regulus joint venture, and the therapeutic and commercial potential of our technologies and products in development.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals and projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 28 of this Report.

Overview

We are a leading company in antisense technology exploiting a novel drug discovery platform to create a broad pipeline of first-in-class drugs. Through our highly efficient and prolific drug discovery platform, we can expand our drug pipeline and our partner’s drug pipelines with antisense drugs that address significant unmet medical needs. Our business strategy is to do what we do best–to discover unique antisense drugs and conduct early development on these drugs to key value inflection points. Because we can discover more drugs than we can develop, our plan is to discover new drugs, outlicense our drugs to partners and build a growing annuity of milestone payments and royalty income. In this way, we maximize the value of the drugs we discover by licensing our drugs to partners at key development points, which allows us to focus on utilizing our antisense technology platform to discover new drugs. At the same time, we benefit from our partner’s expertise to develop, commercialize and market our drugs. For example, we partner our drugs with leading pharmaceutical companies, such as Bristol-Myers Squibb Company, Genzyme and Ortho-McNeil, Inc. as well as with smaller satellite companies that have expertise in specific disease areas. In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam, Ercole Biotech, Inc. and Regulus, our joint venture created to focus on microRNA therapeutics. We explore the technology beyond antisense with additional opportunities in infectious disease identification through our Ibis subsidiary and in the discovery and development of aminoglycoside and aptamer drugs through our technology partners, Achaogen, Inc. and Archemix, respectively. All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial and vast patent estate of more than 1,500 issued patents. We remain one of the largest patent holders in the U.S., and with our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology, our drugs, and the Ibis T5000 Biosensor System—they also form the basis for lucrative licensing and partnering arrangements. We have generated more than $111.5 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.

In addition to the important progress we and our partners made with our second generation drugs in development and the achievements of our Ibis subsidiary in commercializing the Ibis T5000 Biosensor System, to date in 2008, we have completed several transactions that significantly strengthened our financial position. In January 2008, we entered into a strategic alliance with Genzyme and we and Ibis entered into a strategic alliance with Abbott.  Additionally, in April 2008, Regulus entered into a strategic partnership with GSK. These partnerships have provided us with an aggregate of approximately $190 million in cash payments to date and the potential to earn over $2.1 billion in milestone payments.  We also will share in the future commercial success of the drugs resulting from these partnerships through profit sharing and royalties.  Furthermore, in addition to the up to $210 million that we would receive if Abbott ultimately acquires Ibis, we are entitled to earn out payments based on Ibis’ future cumulative sales.  These transactions represent the value that we are realizing from our extensive product pipeline and the successes of our partnering strategy, and provide us with the financial strength to continue to successfully execute our goals.

As evidenced from our recent partnering successes, we continue to benefit from our business strategy that enables us to discover and develop drugs and technologies, nurturing them until the right time to progress them to partners or to satellite companies.  This strategy has provided us with the financial strength and the diverse pipeline of drugs that we have today.  Looking forward, we expect to grow our pipeline this year, adding two to four new drugs; already we have added the first drug with PSCK9, our development candidate with BMS for which we earned a $2 million milestone payment.

Business Segments

We focus our business on three principal segments:

Drug Discovery and Development  Within our primary business segment, we are exploiting a novel drug discovery platform to create a broad pipeline of first-in-class drugs for us and our partners. Our proprietary technology enables us to rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and selecting the best drugs. The efficiency combined with our rational approach to selecting disease targets enables us to build a large and diverse portfolio of drugs designed to treat a variety of health conditions. We currently have 18 drugs in development. Our partners are licensed to develop, with our support, 15 of these 18 drugs, which substantially reduces our development costs. We focus our internal drug development programs on drugs to treat cardiovascular, metabolic and inflammatory diseases. Our partners focus on disease areas such as ocular, viral, inflammatory and neurodegenerative diseases, and cancer.

Ibis Biosciences, Inc.  Ibis, formerly a wholly owned subsidiary of Isis and now a majority-owned subsidiary of Isis, has developed and is commercializing its biosensor technology, including the Ibis T5000 Biosensor System and assay kits. Ibis’ T5000 offers a unique solution for rapid identification and characterization of infectious agents. It can identify virtually all bacteria, viruses and fungi and provide information about drug resistance, virulence and strain type of these pathogens within several hours. Ibis is developing, manufacturing and selling the Ibis T5000 instruments along with the Ibis T5000 assay kits. Currently we are selling research use only kits for many applications. Examples of these kits include influenza surveillance, Staphylococcus aureus genotyping and characterization, antibiotic resistance determination and anthrax genotyping. We continue to develop new kits, and as defined through our agreement with Abbott, we are particularly focused on developing those applications that will be of highest commercial value for the clinical diagnostics market.

Much of the development of the Ibis T5000 Biosensor System and related applications has been funded through government contracts and grants. As of March 31, 2008, we had earned $70.2 million in revenue under our government contracts and grants, and we had an additional $7.8 million committed under our existing contracts and grants.

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

To date, microRNAs have been implicated in several disease areas, such as cancer, viral infection, metabolic disorders, and inflammatory diseases. Regulus is currently focusing on several of these disease areas, including microRNA therapeutics that target miR-122, an endogenous liver-specific host gene also required for viral infection by hepatitis C virus, or HCV, and metabolics. Regulus is actively exploring additional areas for development of microRNA therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.

Recent Events

Mipomersen Highlights

Mipomersen, the most advanced drug in our cardiovascular pipeline, will be evaluated in a broad Phase 3 program in patients with high cholesterol at high risk for cardiovascular disease including an ongoing Phase 3 study in patients with homozygous Familial Hypercholesterolemia, or FH.

•       We reported updated safety data on mipomersen from an ongoing open-label extension study in 20 patients with FH that showed that mipomersen continues to be well tolerated and maintains activity in longer-term treatment.

•       We reported the results of two preclinical studies in which the lowering of ApoB-100 resulted in the dramatic reduction of atherosclerotic plaques in murine models of atherosclerosis.

•       In April 2008, we received guidance from the FDA on approval requirements for mipomersen.

•       We licensed mipomersen to Genzyme as part of a strategic alliance for which the contracts are being finalized and the transaction is expected to be completed this quarter. The deal included:

•      A $175 million mipomersen licensing fee

•      A $150 million equity investment (at $30 per share)

•      Over $1.5 billion in milestone payments for mipomersen

•      A share of profits on mipomersen and follow-on drug(s) ranging from 30 to 50 percent of all commercial sales.

•      A preferred partner relationship for the development and commercialization of antisense drugs for CNS and certain rare diseases.

Pipeline Highlights

•       We expanded our cardiovascular disease franchise with the addition of a development candidate that targets PCSK9.

•       We received a $2 million milestone payment with the selection of an antisense drug candidate to advance into development.

•       OncoGenex reported encouraging Phase 2 data of OGX-011, an antisense drug in clinical studies in patients with advanced prostate or lung cancers.

•       Antisense Therapeutics licensed TV-1102 (formerly ATL1102), an antisense drug in Phase 2 clinical development for patients with multiple sclerosis, to Teva Pharmaceuticals.

•       Altair Therapeutics has advanced AIR 645, an antisense drug we discovered and licensed to Altair in 2007, into Phase 1 studies. AIR 645 is the first inhaled antisense drug to enter clinical development for the treatment of asthma.

•       Lilly has advanced an antisense drug, LY2181308, which targets survivin for the treatment of cancer, into Phase 2 trials.

Ibis Biosciences

•       Ibis, our majority-owned subsidiary, has developed and is commercializing its biosensor technology to revolutionize the way that infectious disease pathogens are identified. At the beginning of the year, Ibis completed a transaction with Abbott in which:

•       Abbott invested $20 million in Ibis and now owns 10.25 percent equity in Ibis at a post money valuation of $215 million, with the option to invest an additional $20 million in Ibis by July 31, 2008.

•       Abbott also acquired the option to purchase the remaining shares of Ibis for a total purchase price of $215 to $230 million. If Abbott exercises its option to acquire Ibis, we will receive earn out payments tied to the achievement of specific cumulative sales.

•       Ibis entered into a distribution relationship under which Abbott will be selling Ibis products.

•       Ibis was also awarded up to approximately $2.8 million in government contracts and grants.

Regulus Therapeutics

•       Regulus, our joint venture formed in September 2007, is focused on developing microRNA therapeutics, as a new approach to target the pathways of human disease. In April 2008, Regulus entered into a strategic alliance with GSK that could provide up to nearly $600 million to Regulus to develop microRNA-targeted therapeutics to treat inflammatory disease.

•       Regulus received a $20 million upfront payment, including a $15 million option fee and payment for a $5 million note that will convert into Regulus common stock under certain circumstances.

•       The alliance provides GSK with an option to license drug candidates directed at four different inflammatory disease microRNA targets.

•       Regulus will receive up to $144.5 million in development, regulatory and sales milestone payments for each microRNA-targeted drug discovered and developed as part of the collaboration.

•       Regulus will also receive tiered royalties up to double digits on sales of drugs resulting from the alliance.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2008 was $21.4 million compared to $2.5 million for the same period in 2007.  Revenue was significantly higher in the first quarter of 2008 due to the addition of revenue from new collaborations.  As part of our new strategic relationship with Genzyme, Genzyme purchased $150 million of our common stock at $30 per share. We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, into revenue over the four year period of our performance under the collaboration beginning in the first quarter of 2008.  Also contributing to the increase in our revenue was an increase in Ibis’ revenue, which is discussed further in the Ibis Biosciences, Inc. section below.

Quarter-to-quarter fluctuations in revenue are common for us as our revenue is significantly affected by the nature and timing of payments under agreements with our partners, including license fees and milestone-related payments, such as the $2 million milestone payment we recently received from BMS, which will be included in revenue in the second quarter of 2008.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended March 31,
	2008	2007
Drug Discovery and Development:
Research and development revenue	$17,615	$426
Licensing and royalty revenue	668	448
	$18,283	$874
Ibis Biosciences:
Research and development revenue	$1,784	$945
Commercial revenue (1)	1,195	631
	$2,979	$1,576

Regulus Therapeutics:
Research and development revenue	$92	$—
	$92	$—

Total revenue:
Research and development revenue	$19,491	$1,371
Commercial revenue (1)	1,195	631
Licensing and royalty revenue	668	448
	$21,354	$2,450

(1)  Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Revenue for our drug discovery and development segment includes revenue from research and development under collaborative agreements and licensing and royalty revenue. Research and development revenue under collaborative agreements for the three months ended March 31, 2008 was $17.6 million, compared to $426,000 for the same period in 2007. The increase is due to revenue from our collaborations with BMS, OMI and Genzyme.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2008 was $668,000 and was slightly higher compared to $448,000 for the same period in 2007.

Ibis Biosciences, Inc.

Ibis’ revenue for the first quarter ended March 31, 2008 was $3.0 million, compared to $1.6 million for the same period in 2007. As a result of the increased number of T5000 Biosensor System placements during fiscal year 2007, Ibis’ commercial revenue of $1.2 million for the first quarter of 2008 was approximately double the commercial revenue of $631,000 in the first quarter of 2007.  Commercial revenue consisted of revenue from sales of Ibis T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business. Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for instrument and assay kits over the period of this support obligation.  Ibis’ revenue from government contracts was $1.8 million for the first quarter of 2008, representing an increase of 89% over $945,000 in the first quarter of 2007 driven primarily by recently awarded contracts that support commercial as well as government applications of the T5000.

From inception through March 31, 2008, Ibis has earned $70.2 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $7.8 million is committed under existing contracts and grants. Ibis may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Regulus Therapeutics

Regulus’ revenue for the first quarter ended March 31, 2008 was $92,000 related to a Small Business Innovation Research grant from the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, which is funding further research for the miR-122 program. As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million option fee which will be amortized into revenue over Regulus’ six year period of performance beginning in the second quarter of 2008. Because Regulus was formed in the third quarter of 2007, it did not have revenue in the first quarter of 2007.

Operating Expenses

Operating expenses for the quarter ended March 31, 2008 were $30.2 million compared to $23.4 million for the same period of 2007. We have expanded our clinical development programs, resulting in an increase in operating expenses of $1.5 million in the first quarter of 2008 compared to the first quarter of 2007. Additionally, Ibis’ operating expenses have increased by $2.2 million to support the growth of its commercial business and the cost of activities to achieve milestones as part of Abbott’s investment and purchase option. Also contributing to the increase in operating expenses was $1.5 million of expenses associated with our joint venture, Regulus, which are expected to increase over the year as Regulus increases its staffing and operations.

Also contributing to the increase in operating expenses was an increase in non-cash compensation expense related to stock options. Non-cash compensation expense related to stock options was $3.8 million in the first quarter of 2008 compared to $2.4 million for the same period in 2007, primarily reflecting the increase in our stock price from the first quarter of 2007 to the first quarter of 2008.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Drug Discovery and Development	$21,782	$18,640
Ibis Biosciences	6,876	4,711
Regulus Therapeutics	1,527	—
Total operating expenses	$30,185	$23,351

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to stock options. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs. Also included in research and development expenses are Ibis’ and Regulus’ research and development expenses. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development expenses	$23,374	$18,023
Non-cash compensation expense related to stock options	3,075	1,926
Total research and development expenses	$26,449	$19,949

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Drug Discovery and Development	$19,764	$16,226
Ibis Biosciences	5,373	3,723
Regulus Therapeutics	1,312	—
Total research and development expenses	$26,449	$19,949

For the three months ended March 31, 2008, we incurred total research and development expenses, excluding non-cash compensation expense, of $23.4 million compared to $18.0 million for the same period in 2007. We attribute the increase to the expansion of our key programs, additional costs required to commercialize the Ibis T5000 Biosensor System and the research efforts to support Regulus. Expenses related to Ibis and Regulus are discussed in separate sections below.

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

As we continue to advance our antisense technology, we are investing in our antisense drug discovery programs to expand our and our partners’ drug pipeline. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Antisense drug discovery costs, excluding non-cash compensation expense, for the three months ended March 31, 2008 were $4.2 million compared to $3.4 million for the same period in 2007. The higher expenses in the first quarter of 2008 compared to the first quarter of 2007 were primarily due to increased activity levels related to our planned investment to fill our pipeline, initiatives aimed at reducing our costs to manufacture our drugs and additional spending to support collaborative research efforts, which required an increase in personnel and lab supplies.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2008	2007
Mipomersen	$3,512	$1,740
Other antisense development products	2,755	2,601
Development overhead costs	906	1,340
Non-cash compensation expense related to stock options	918	650
Total antisense drug development	$8,091	$6,331

Antisense drug development expenditures were $7.2 million, excluding non-cash compensation expense related to stock options, for the three months ended March 31, 2008 compared to $5.7 million for 2007. We attribute the increase primarily to the continued development of mipomersen and the initiation of the Phase 3 program for mipomersen.  Development overhead costs were $906,000 for the three months ended March 31, 2008, compared to $1.3 million for the same period in 2007. The decrease in overhead costs was primarily a result of people shifting the hours they worked from non-project specific activities to specific projects related to the development of our drugs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 15 of our 18 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen. We will participate in the funding of a portion of the development costs of mipomersen.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Manufacturing and operations expenses, excluding non-cash compensation expense, for the three months ended March 31, 2008 were $2.6 million, compared to $1.4 million for the same period in 2007. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. The increase was primarily due to the costs associated with the manufacturing of drug supplies for our corporate partners and to support our expanded internal drug development programs.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2008	2007
Personnel costs	$1,472	$1,281
Occupancy	1,501	1,515
Depreciation and amortization	1,120	1,205
Insurance	246	237
Other	(261)	587
Non-cash compensation expense related to stock options	641	436
Total R&D support costs	$4,719	$5,261

R&D support costs, excluding non-cash compensation expense related to stock options, for the three months ended March 31, 2008 were $4.1 million, compared to $4.8 million for the same period in 2007.  The decrease was primarily a result of $750,000 we received from Ercole in March 2008 as repayment of a convertible note that we had previously expensed.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Drug Discovery and Development	$4,010	$4,536
Ibis Biosciences	709	725
Total R&D support costs	$4,719	$5,261

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of business development, legal, human resources, investor relations, finance, Ibis’ selling, general and administrative and Regulus’ general and administrative expenses. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above. Until the acquisition of Symphony GenIsis in September 2007, selling, general and administrative expenses included Symphony GenIsis’ general and administrative expenses.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2008	2007
Selling, general and administrative expenses	$3,052	$2,964
Non-cash compensation expense related to stock options	684	438
Total selling, general and administrative expenses	$3,736	$3,402

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Drug Discovery and Development	$2,018	$2,414
Ibis Biosciences	1,503	988
Regulus Therapeutics	215	—
Total selling, general and administrative expenses	$3,736	$3,402

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three months ended March 31, 2008 were $3.1 million and were essentially flat as compared to $3.0 million for the same period in 2007.  The increase in these expenses in the Ibis segment was primarily the result of additional sales and customer support costs to maintain the commercial growth of the Ibis T5000 Biosensor System. Expenses related to Ibis are discussed in a separate section below.

Ibis Biosciences, Inc.

Ibis’ operating expenses include cost of goods sold for its commercial activities, research and development expenses and selling, general and administrative expenses. Ibis’ research and development expenses are primarily the result of its performance under government contracts in support of the ongoing development of the Ibis T5000 Biosensor System and related assay kits. Ibis’ expenses include all contract-related costs it incurs on behalf of government agencies in connection with the performance of its obligations under the respective contracts, including costs for equipment to which the government retains title. Research and development expenditures in Ibis include costs for scientists, pass-through equipment costs, laboratory supplies, chemicals and highly specialized information technology consultants to advance the research and development of the Ibis T5000 Biosensor System. Further, we allocate a portion of R&D support costs to Ibis and include this allocation in Ibis’ research and development expenses. Ibis’ selling, general and administrative expenses include outside costs in the areas of business development, human resources, and finance. In addition, we allocate a portion of corporate expenses required to support Ibis to Ibis’ selling, general and administrative expenses.

The following table sets forth information on Ibis’ operating expenses (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$817	$718
Research and development costs	3,487	1,980
R&D support costs	709	725
Selling, general and administrative expenses	1,387	879
Non-cash compensation expense related to stock options	476	409
Total Ibis’ operating expenses	$6,876	$4,711

Ibis’ operating expenses, excluding non-cash compensation expense related to stock options, were $6.4 million and $4.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase in operating expenses primarily reflects an increase in costs to support the growth of Ibis’ commercial business and the cost to achieve milestones as part of the Abbott transaction.  We expect costs and expenses for Ibis to increase as we continue to expand this business.

Regulus Therapeutics

In September 2007, we and Alnylam formed Regulus, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics. Under accounting rules, we are considered the primary beneficiary of Regulus and consolidate the financial results of Regulus. As a result, our condensed consolidated financial statements include a line item called “Noncontrolling Interest in Regulus Therapeutics LLC.” On our Condensed Consolidated Balance Sheet, this line reflects Alnylam’s minority ownership of Regulus’ equity. As the joint venture progresses, this line item will be reduced by Alnylam’s share of Regulus’ net losses, which were $883,000 for the first quarter of 2008 until the balance becomes zero. The reductions to the Noncontrolling Interest in Regulus will be reflected in our Condensed Consolidated Statement of Operations using a similar line item and will provide a positive adjustment to our net loss equal to Alnylam’s share of Regulus’ losses. With the recently announced strategic alliance with GSK, we anticipate Regulus’ expenses to increase as Regulus continues to advance its research and development activities.

Investment Income

Investment income for the three months ended March 31, 2008 totaled $5.0 million compared to $3.4 million for the same period in 2007.  The increase in investment income was primarily due to the $1.9 million gain resulting from the revaluation at March 31, 2008 of the the subscription right and call option granted to Abbott and a higher average cash balance in the first quarter of 2008 compared to the same period in 2007 offset by lower average returns on our investments resulting from the current market conditions.  The higher average cash balance was a result of the $170 million cash payments received in the first quarter of 2008 from our strategic partnerships with Genzyme and Abbott.

Interest Expense

Interest expense for the three months ended March 31, 2008 totaled $1.4 million compared to $2.6 million for the same period in 2007. The decrease in interest expense was due to the effect of a lower debt balance in the first quarter of 2008 compared to 2007 primarily related to the fact that a portion of our old 5 1/2% notes was outstanding until we repaid the remaining balance in May 2007.

Gain on Investments

Gain on investments for the three months ended March 31, 2007 was $1.5 million reflecting a gain realized on the sale of a portion of the equity securities of Alnylam that we owned.  We did not recognize any gain on investments for the three months ended March 31, 2008.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the three months ended March 31, 2007 was $1.2 million reflecting the early extinguishment of a portion of our 5 1/2% convertible subordinated notes in January 2007.  We did not recognize any loss on early retirement of debt for the three months ended March 31, 2008.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three months ended March 31, 2008 was $4.3 million compared to $13.0 million for the same period in 2007.  Our net loss for the first quarter of 2008 was significantly lower than the first quarter of 2007 primarily due to the decrease in our loss from operations, higher investment income and lower interest expense, offset by the $6.8 million loss attributed to the noncontrolling interest in Symphony GenIsis, Inc. that we recorded in the first quarter of 2007.  We did not record this benefit in the first quarter of 2008 because we purchased all of the equity of Symphony GenIsis in the third quarter of 2007, saving $75 million in the predetermined purchase price.

Net Loss Per Share

Net loss per share for the three months ended March 31, 2008 was $0.05 per share compared to $0.16 per share for the same period in 2007.  The decrease in net loss per share was primarily a result of the decrease in net loss applicable to common stock discussed above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2008, we have earned approximately $598.7 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2008, we have raised net proceeds of approximately $792.9 million from the sale of our equity securities and we have borrowed approximately $543.8 million under long-term debt arrangements to finance a portion of our operations.

At March 31, 2008, we had cash, cash equivalents and short-term investments of $338.4 million and stockholders’ equity of $54.6 million. In comparison, we had cash, cash equivalents and short-term investments of $193.7 million and stockholders’ equity of $872,000 as of December 31, 2007.  As of March 31, 2008, we had consolidated working capital of $272.6 million compared to $145.1 million at December 31, 2007.  The cash we received in the first quarter of 2008 from Genzyme ($150 million) and Abbott ($20 million) primarily led to the increase in our consolidated working capital offset by $25 million of deferred revenue from Genzyme that is included in current liabilities.  In connection with the Genzyme transaction, we recorded the $100 million premium on the $150 million equity investment as a liability and we are amortizing it into revenue over the four year period of our performance obligation beginning in the first quarter of 2008.  We recorded the remaining $50 million of proceeds as stockholders’ equity.

As of March 31, 2008, our debt and other long-term obligations totaled $168.4 million, compared to $170.1 million at December 31, 2007. The decrease in our debt and other obligations was due to the declining balance on our Silicon Valley Bank term loan. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

Based on our existing cash and committed cash, including the $175 million mipomersen licensing fee from Genzyme, but not including the up to $210 million we could receive from Abbott, we expect that our 2008 year end cash balance will be greater than $450 million and will last for at least five years.

The following table summarizes our contractual obligations as of March 31, 2008. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
Silicon Valley Bank Term Loan	$5.5	$5.5	$—	$—	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$21.5	$3.7	$6.2	$3.0	$8.6

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a term loan from Silicon Valley Bank and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire debt from two partners. We are amortizing the term loan over sixty months. The term loan requires monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 5.25% at March 31, 2008. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at March 31, 2008 was $5.5 million, which we expect to fully repay by December 31, 2008 according to the loan’s terms.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. The $162.5 million convertible subordinated notes bear interest at 2 5/8%, which is payable semi-annually, and mature in 2027. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of common stock at a conversion price of $14.63 per share. We will be able to redeem these notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes are also able to require us to repurchase the 2 5/8% notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest. Using the net proceeds from the issuance of our 2 5/8% notes, we repaid the entire $125 million of our 5 1/2% convertible subordinated notes due 2009 in January and May of 2007.

In connection with the strategic alliance with GSK in April 2008, Regulus received a $5 million convertible promissory note from GSK.  The convertible note bears interest at the prime rate, which was 5.25% at March 31, 2008.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or is not repaid in cash after three years, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2008 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information in this report on Form 10-Q, you should carefully consider the risks described below before purchasing our securities. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of March 31, 2008, we had accumulated losses of approximately $832.0 million and stockholders’ equity of approximately $54.6 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Many of the drugs in our development pipeline are being developed and/or funded by corporate partners, including Altair Therapeutics Inc., Antisense Therapeutics Limited, Atlantic Healthcare (UK) Limited, BMS, iCo Therapeutics Inc., ImQuest Pharmaceuticals, Inc., Eli Lilly and Company, Merck & Co., Inc., OncoGenex Technologies Inc. and OMI. In addition, in January 2008 we entered a major strategic alliance with Genzyme in which Genzyme will develop and commercialize mipomersen. If any of these pharmaceutical companies stop funding and/or developing these products, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these products on our own.

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

Until recently, virtually all of Ibis’ research and development activities have been funded under contracts from the U.S. government (either directly or through subcontracts from prime contractors or higher-tier subcontractors). As a general matter, subject to certain disclosure, notice, filing, acknowledgement and reporting obligations, Ibis is entitled to retain title to any inventions conceived or first reduced to practice under government contracts, but the government will have a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced these inventions for or on behalf of the United States.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

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

For example, in April 2008 the FDA provided guidance regarding approval requirements for mipomersen. The FDA indicated that reduction of LDL-cholesterol is an acceptable surrogate endpoint for accelerated approval of mipomersen for use in patients with homozygous familial hypercholesterolemia, or hoFH. The FDA will require data from two ongoing preclinical studies for carcinogenicity to be included in the hoFH filing, which is now anticipated to take place in 2010.  The FDA also indicated that for broader indications in high risk, high cholesterol patients an outcome study would be required for approval.  This FDA guidance caused us to revise our development plans and timelines to accelerate our planned outcome trial.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2008, the market price of our common stock ranged from $8.79 to $20.15 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

The EITF recently considered whether the accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion, “cash settled convertible debt securities,” should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the FASB voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our outstanding convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FASB Staff Position (“FSP”) that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. The FSP, if issued as proposed, would become effective for calendar year end companies like us in the first quarter of 2009. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results.

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

Also, manufacturers, including us, must adhere to the FDA’s current Good Manufacturing Practices regulations, which the FDA enforces through its facilities inspection program. We and our contract manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. Non-compliance could significantly delay or prevent our receipt of marketing approval for potential products or result in FDA enforcement action after approval that could limit the commercial success of our potential products.

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

Regulus is our joint venture with Alnylam focused on the discovery, development, and commercialization of microRNA. As part of this joint venture, we exclusively licensed to Regulus our intellectual property rights covering microRNA. Regulus is operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of Alnylam and us. Regulus researches and develops microRNA projects and programs pursuant to an operating plan that is approved by the managing board. Any disagreements between Alnylam and us regarding a development decision or any other decision submitted to Regulus’ managing board may cause significant delays in the development and commercialization of our microRNA technology and could negatively affect the value of our investment in Regulus.

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

Ibis’ strategic alliance with Abbott may restrict the way Ibis conducts its business and may not result in the ultimate sale of Ibis to Abbott.

On January 30, 2008, we and Ibis entered into a Strategic Alliance Master Agreement with Abbott. As part of this transaction, we granted Abbott an exclusive option to acquire from us all remaining Ibis capital stock. Under the exclusive option, we and Ibis must obtain Abbott’s consent before we or Ibis can take specified actions, such as amending Ibis’ certificate of incorporation, redeeming, repurchasing or paying dividends on Ibis capital stock, issuing any Ibis capital stock, entering into a transaction for the merger, consolidation or sale of Ibis, creating any Ibis indebtedness, or entering into any Ibis strategic alliance, joint venture or joint marketing agreement. These consent requirements may restrict the way Ibis conducts its business and may discourage others from trying to collaborate with or buy our Ibis subsidiary. Abbott’s decision to exercise the exclusive option is at its sole discretion. As a result, we cannot guarantee that Abbott will exercise its option to acquire the remaining Ibis capital stock. If Abbott does not exercise its option to acquire the remaining Ibis capital stock, we will not realize the full benefit of the strategic alliance and we may need to secure a new partner to further expand the Ibis business into the areas of hospital associated infection control and infectious disease diagnostics.

We depend on government contracts for most of Ibis’ revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows.

Historically, most of Ibis’ revenues were from the sale of services and products to the U.S. government. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, even if we have fully performed our obligations. Since a large portion of Ibis’ government contracts are milestone based, if Ibis fails to meet a specific milestone within the specified delivery date, our government partner may be more likely to reduce or cancel its contract with Ibis. Our revenues and cash flows from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

For the three months ended March 31, 2008 and 2007, we derived approximately 14% and 64%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

Many of Ibis’ competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than Ibis. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than Ibis. In addition, Ibis’ competitors may be in a better position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than Ibis.

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

Our success will depend in part on our ability and Bruker Daltonics’ ability to market and sell the Ibis T5000 Biosensor System and assay kits in foreign markets. Expanding our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks including:

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2008.

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

On February 11, 2008 we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under our agreement with them. We have asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations have failed to achieve resolution of this dispute. Formal mediation efforts will be pursued immediately in an effort to avoid litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

Exhibit Number	Description of Document
4.1	Stock Purchase Agreement between the Registrant and Genzyme Corporation dated January 7, 2008 (1).

10.1	License and Research Agreement (including Stock Purchase Agreement) between the Registrant and Genzyme Corporation dated January 7, 2008 (with certain confidential information deleted).

10.2	Amended and Restated Collaboration and License Agreement between the Registrant and Antisense Therapeutics Ltd dated February 8, 2008 (with certain confidential information deleted).

10.3	VLA4 Partner Support Agreement between the Registrant and Teva Pharmaceutical Industries Ltd dated February 8, 2008 (with certain confidential information deleted).

10.4	Strategic Alliance Master Agreement among the Registrant, Ibis Biosciences, Inc., and Abbott Molecular Inc. dated January 30, 2008 (with certain confidential information deleted).

10.5	Call Option Agreement among the Registrant, Ibis Biosciences, Inc., and Abbott Molecular Inc. dated January 30, 2008 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed as part of the License and Research Agreement that is filed as Exhibit 10.1 to this Quarterly Report.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 12, 2008

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 12, 2008