Form 10-Q
period 2008-06-30
ISIS PHARMACEUTICALS INC
filed 2008-08-11
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of August 4, 2008 was 95,645,014.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Ibis BiosciencesTM is a trademark of Ibis Biosciences, Inc.

Ibis T5000TM is a trademark of Ibis Biosciences, Inc.

Regulus TherapeuticsTM is a trademark of Regulus Therapeutics LLC.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445,720	$138,614
Short-term investments	91,249	55,105
Contracts receivable	6,399	6,177
Inventories	4,699	2,817
Other current assets	7,113	4,604
Total current assets	555,180	207,317

Property, plant and equipment, net	10,494	7,131
Licenses, net	17,958	19,100
Patents, net	18,538	17,759
Deposits and other assets	7,229	7,551
Total assets	$609,399	$258,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,716	$4,507
Accrued compensation	3,631	10,461
Accrued liabilities	7,441	6,794
Derivative instrument related to Abbott’s call option	5,147	—
Current portion of long-term obligations	3,669	7,238
Current portion of deferred contract revenue	101,507	33,205
Total current liabilities	127,111	62,205
25/8% convertible subordinated notes	162,500	162,500
Long-term obligations, less current portion	5,415	362
Long-term deferred contract revenue	214,202	23,548
Total liabilities	509,228	248,615

Noncontrolling interest in Regulus Therapeutics LLC	7,523	9,371
Noncontrolling interest in Ibis Biosciences, Inc.	33,625	—

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 95,445,661 and 87,239,423 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	95	87
Additional paid-in capital	890,435	827,992
Accumulated other comprehensive income	2,730	538
Accumulated deficit	(834,237)	(827,745)
Total stockholders’ equity	59,023	872
Total liabilities, noncontrolling interest and stockholders’ equity	$609,399	$258,858

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Research and development revenue under collaborative agreements	$26,814	$3,482	$47,499	$5,484
Licensing and royalty revenue	6,147	331	6,815	779
Total revenue	32,961	3,813	54,314	6,263

Expenses:
Research and development	31,195	20,384	57,642	40,333
Selling, general and administrative	4,899	3,089	8,635	6,491
Total operating expenses	36,094	23,473	66,277	46,824

Loss from operations	(3,133)	(19,660)	(11,963)	(40,561)

Other income (expense):
Investment income	560	3,053	5,515	6,454
Interest expense	(1,391)	(2,016)	(2,788)	(4,644)
Gain on investments	—	1,989	—	3,510
Loss on early retirement of debt	—	(1,993)	—	(3,212)
Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	—	7,603	—	14,409
Loss attributed to noncontrolling interest in Regulus Therapeutics LLC	965	—	1,848	—
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	791	—	896	—

Net loss applicable to common stock	$(2,208)	$(11,024)	$(6,492)	$(24,044)

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.07)	$(0.29)

Shares used in computing basic and diluted net loss per share	94,675	82,548	92,737	82,502

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$252,756	$(22,166)

Investing activities:
Purchases of short-term investments	(129,033)	(59,578)
Proceeds from the sale of short-term investments	92,728	69,098
Purchases of property, plant and equipment	(4,209)	(967)
Acquisition of licenses and other assets	(1,253)	(1,216)
Proceeds from the sale of strategic investments	—	5,181
Net cash provided by (used in) investing activities	(41,767)	12,518

Financing activities:
Net proceeds from issuance of equity	4,724	1,872
Proceeds from issuance of convertible promissory note to GSK	5,000	—
Proceeds from issuance of 25/8% convertible subordinated notes, net of issuance costs	—	157,056
Principal and redemption premium payment on prepayment of the 51/2% convertible subordinated notes	—	(127,021)
Principal payments on debt and capital lease obligations	(3,569)	(3,809)
Proceeds from stock purchase by Genzyme Corporation, net of fees	49,962	—
Proceeds from capital contributions to Ibis Biosciences, Inc.	40,000	—
Net cash provided by financing activities	96,117	28,098

Net increase in cash and cash equivalents	307,106	18,450
Cash and cash equivalents at beginning of period	138,614	114,514
Cash and cash equivalents at end of period	$445,720	$132,964

Supplemental disclosures of cash flow information:
Interest paid	$2,308	$3,381

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,467	$544

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2007. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

As part of our Genzyme strategic alliance, in February 2008 Genzyme Corporation made a $150 million equity investment in us by purchasing 5 million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration, which began in January 2008.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  See further discussion about our collaboration with Genzyme in Note 5, Collaborative Arrangements and Licensing Agreements.

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

Short-term investments

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  Unrealized gains and losses related to temporary declines are recorded as a separate component of stockholders’ equity. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments in the first half of 2008 and 2007.  During the first half of 2007, we sold the remainder of our equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $3.5 million.

Inventory valuation

In accordance with Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. Each of our raw materials can be used in multiple products and, as a result, has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, the raw materials allocated for that drug could be used to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. Also included in inventory are material costs, labor costs and manufacturing overhead costs associated with the Ibis T5000 Biosensor System and related assay kits. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs during the first half of 2008 and 2007.

Total inventory includes the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$4,411	$2,679
Work-in-process	288	138

	$4,699	$2,817

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents.  We review our capitalized patent costs regularly to determine that they include costs for patent applications that have future value.  We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate.  We amortize patent costs over their estimated useful lives of ten years, beginning with the date the patents are issued.  For the first half of 2008 and 2007, we recorded a non-cash charge of $679,000 and $337,000, respectively, which was included in research and development expenses and was related to the assignment of patents to certain of our partners and the write-down of our patent costs to their estimated net realizable values.

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

Consolidation of variable interest entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of June 30, 2008, we had collaborative arrangements with nine entities that we consider to be variable interest entities under FIN 46R. For the first half of 2008, our condensed consolidated financial statements include two variable interest entities, Ibis and Regulus, for which we are the primary beneficiary.  For the first half of 2007, our condensed consolidated financial statements include two variable interest entities, Ibis and Symphony GenIsis, for which we were the primary beneficiary.  Until our acquisition of Symphony GenIsis in September 2007, we identified Symphony GenIsis as a variable interest entity that we consolidated.

Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires us to report, in addition to net loss, comprehensive loss and its components. A summary follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive loss:
Unrealized holding gains (losses)	$607	$67	$2,192	$(713)
Reclassification adjustment for realized gains included in net income	—	(1,730)	—	(3,147)
Net loss applicable to common stock	(2,208)	(11,024)	(6,492)	(24,044)
Comprehensive loss	$(1,601)	$(12,687)	$(4,300)	$(27,904)

Stock-based compensation expense

We account for our stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  We estimate the fair value of each stock option granted to employees and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted subsequent to January 1, 2008, we estimated the expected term of options granted based on historical exercise patterns.  For the stock options granted prior to January 1, 2008, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107.

For the six months ended June 30, 2008 and 2007, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.1%	4.7%
Dividend yield	0.0%	0.0%
Volatility	55.0%	63.7%
Expected Life	4.6 years	4.6 years

ESPP:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.3%	5.1%
Dividend yield	0.0%	0.0%
Volatility	56.7%	56.1%
Expected Life	6 months	6 months

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

Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Research and development	$3,191	$1,952	$6,267	$3,878
Selling, general and administrative	815	437	1,498	875
Non-cash compensation expense related to stock options included in operating expenses	$4,006	$2,389	$7,765	$4,753
Stock-based compensation expense, per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.06)

As part of the Regulus joint venture, both we and Alnylam issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  The expenses associated with these options are recorded on Regulus’ books.  Since we are consolidating the financial results of Regulus, $681,000 and $1.1 million of non-cash stock based compensation expense associated with these options for the three and six months ended June 30, 2008 was included in our consolidated expenses.

As of June 30, 2008, total unrecognized compensation cost related to non-vested stock-based compensation plans was $18.6 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.4 years.

Impact of recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. This statement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2009.  We do not expect the adoption of SFAS 160 to have a material impact on our results of operations and financial position but the retrospective presentation requirements of SFAS 160 will impact how noncontrolling interests are presented in our consolidated financial statements.

In May 2008, FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”).  This statement states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separate the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 will require that the value assigned to the debt component be equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. This opinion is effective for fiscal years beginning on or after December 15, 2008, which will be effective for our fiscal year 2009, and must be applied retrospectively to all periods presented. We are currently evaluating what the impact of adopting FSP No. APB 14-1 will have on our consolidated financial statements.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2009. Early adoption for an existing instrument is not permitted.  We are currently evaluating what the impact of adopting EITF 07-05 will have on our consolidated financial statements.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our auction rate security and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, which includes the derivative instruments related to the subscription right and call option granted to Abbott Molecular Inc.

The fair value of the assets and liabilities required to be measured at fair value on a recurring basis was determined using the following inputs in accordance with SFAS 157 at June 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities (1)	$505,959	$503,686	$2,273	$—
Derivative instrument (2)	5,147	—	—	5,147	(4)
Equity securities (3)	3,841	3,841	—	—
Total	$514,947	$507,527	$2,273	$5,147

(1)          Included in cash and cash equivalents and short term investments on our Condensed Consolidated Balance Sheet.

(2)          Included in current liabilities on our Condensed Consolidated Balance Sheet.

(3)          Included in other current assets and deposits and other assets on our Condensed Consolidated Balance Sheets.

(4)          Represents the derivative instrument related to the call option granted to Abbott.  As of June 30, 2008, the derivative instrument line item did not include the subscription right as it was exercised on June 27, 2008 (see additional discussion in Note 5).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to June 30, 2008 (in thousands):

	Derivative Instruments
Balance at December 31, 2007	$—
Issuance of derivative instruments	5,376	(1)
Adjustment to fair value included in earnings	(179	)(2)
Exercise of derivative instrument	(50	)(3)
Balance at June 30, 2008	$5,147

1)              Represents the derivative instruments related to the subscription right and call option granted to Abbott (see additional discussion in Note 5).

2)              The subscription right and call option granted to Abbott are revalued at the end of each reporting period until they expire or are exercised.  The resulting difference in fair value is included in our results of operations.  For the first half of 2008, the adjustment to fair value resulted in a gain and was included in investment income.

3)              The subscription right was exercised by Abbott on June 27, 2008 (see additional discussion in Note 5).

Additionally, in February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to account for most financial instruments at fair value rather than under other applicable GAAP, such as historical cost.  Under SFAS 159, an asset or liability is required to be marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the statement of operations.  We adopted the provisions of SFAS 159 in the first quarter of 2008. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value. We have made the election not to measure any additional assets and liabilities at fair value other than our available-for-sale and equity securities that are currently required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and our derivative instrument that is currently required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to be revalued at fair value each reporting period.  Therefore, the adoption of SFAS 159 did not impact our results of operations, financial position or cash flows.

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

Pharmaceutical Alliances and Licensing

Genzyme Corporation

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing of mipomersen and a research relationship. The transaction included a $175 million licensing fee, a $150 million equity investment in us (5 million shares of our common stock at $30 per share), over $1.5 billion in milestone payments and a share of profits on mipomersen and follow-on drug(s) ranging from 30 to 50 percent of all commercial sales.  Under this alliance, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration that began in January 2008. We are amortizing this premium along with the $175 million licensing fee that we received in the second quarter of 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  For the three and six months ended June 30, 2008, we recognized revenue of $8.7 million and $15.0 million, respectively, related to the $100 million premium and the $175 million licensing fee, which represented 28% of our total revenue for the first half of 2008.  Our Condensed Consolidated Balance Sheet at June 30, 2008 includes deferred revenue of $260.0 million, which represents the remaining premium and licensing fee.

Drug Discovery and Development Satellite Company Collaborations

Antisense Therapeutics Limited

In December 2001, we licensed ATL/TV1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange and in February 2008, ATL licensed ATL/TV1102 to Teva Pharmaceutical Ltd.   As part of our licensing agreement with ATL, we will receive one third of sublicense fees and milestone payments ATL receives from Teva as well as a percentage of any royalties.  As a result of the encouraging data that ATL and Teva reported from a Phase 2a study on ATL/TV1102 in patients with relapsing and remitting multiple sclerosis, we earned $1.4 million as our portion of ATL’s licensing fee and milestone payment from Teva which we included in revenue in the second quarter of 2008.

In addition to ATL/TV1102, ATL is currently developing ATL1103 for growth and sight disorders. ATL1103 is a product of our joint antisense drug discovery and development collaboration, which we extended for an additional two years in January 2007. ATL pays us for access to our antisense expertise and for research and manufacturing services we may provide to ATL during the collaboration. Additionally, ATL will pay royalties to us on any antisense drugs discovered and developed within the partnership.

In connection with this collaboration, we received 30.0 million shares of ATL common stock upon completion of ATL’s initial public offering, representing an initial ownership percentage of approximately 14%. The initial ATL common stock we received had a value of $2.8 million, and we recognized this amount into revenue ratably over the five-year period of performance under the collaboration, which ended in November 2006. There were no changes in our period of performance. Our Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 include deferred revenue of $432,000 and $250,000, respectively. For the three and six months ended June 30, 2008, we recorded revenue of $1.4 million related to this collaboration compared to $44,000 and $55,000 for the same periods in 2007. As of June 30, 2008 and December 31, 2007, our ownership percentage in ATL, including 10.3 million shares we purchased subsequent to shares we acquired in ATL’s initial public offering, was less than 10% of ATL’s equity. Our balance sheets at June 30, 2008 and December 31, 2007 included a short-term investment at fair market value of $2.7 million and $1.4 million, respectively, related to this equity investment.

Ibis Collaborations

Abbott Molecular Inc.

In January 2008, we, Ibis and Abbott entered into a strategic alliance master agreement pursuant to which:

•                  Abbott purchased Ibis common stock representing approximately 10.25% of the issued and outstanding common stock of Ibis for a total purchase price of $20 million;

•                  Ibis granted Abbott a subscription right to purchase an additional $20 million of Ibis common stock before July 31, 2008, which when combined with Abbott’s initial investment would represent approximately 18.6% of the issued and outstanding common stock of Ibis.  On June 27, 2008, Abbott exercised this subscription right by purchasing an additional $20 million of Ibis common stock;

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

If Abbott acquires from us all of the remaining Ibis capital stock under the call option, Abbott will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis T5000 Biosensor Systems, including instruments, assay kits and successor products from the date of the final acquisition through December 31, 2025. These earn out payments will equal 5% of Ibis’ cumulative net sales over $150 million and up to $2.1 billion, and 3% of Ibis’ cumulative net sales over $2.1 billion. The earn out payments may be reduced from 5% to as low as 2.5% and from 3% to as low as 1.5%, respectively, upon the occurrence of certain events. In addition, as part of the final acquisition, Ibis will distribute to us, immediately prior to the closing, all of Ibis’ cash on hand and any receivables or other payments due to Ibis under government contracts and grants held by Ibis as of the closing.

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

We valued each element of the initial transaction and as a result allocated $14.6 million to the initial stock purchase with the remaining $5.4 million allocated to the call option and the subscription right (the “Derivative Instruments”).  On June 27, 2008, Abbott exercised its subscription right and purchased an additional $20 million of Ibis’ common stock.  As a result of Abbott’s investments in Ibis, Abbott is a minority owner of Ibis.  Therefore, the cumulative value attributed to the initial and subsequent stock purchase of $34.6 million was recorded as a “Noncontrolling Interest in Ibis Biosciences, Inc.” on our Condensed Consolidated Balance Sheet.  As the strategic alliance progresses, this line item will be reduced by Abbott’s share of Ibis’ net losses, which were $896,000 in the first half of 2008, until the balance becomes zero.  The reductions to the Noncontrolling Interest in Ibis will be reflected in our Condensed Consolidated Statement of Operations using a similar caption and will improve our reported net loss.  At the close of the initial transaction, $5.4 million of combined value attributed to the derivative instruments was included in the current liabilities section of our Condensed Consolidated Balance Sheet. As required by current accounting rules, we revalue the derivative instruments at the end of each quarter until they expire or are exercised.  Since Abbott exercised the subscription right on June 27, 2008, the remaining liability of $5.1 million represents the fair value of only the call option at June 30, 2008.

In addition to the previously mentioned items, Ibis and Abbott have entered into two other important transactions, which enhance the two companies’ strategic alliance.  In the second quarter of 2008, Abbott entered into a distribution agreement with Ibis by paying Ibis $480,000 in the form of an up-front payment for the right to be an non-exclusive distributor for the marketing, promotion, solicitation, sales and distribution of Ibis assay kits and Ibis T5000 Biosensor Systems to customers worldwide.  Most recently in the third quarter of 2008, Ibis entered into a consulting agreement with Abbott primarily focused on advancing the regulatory work and implementing the quality systems necessary for Ibis to enter into the clinical diagnostics market.

Regulus Collaborations

In April 2008, Regulus entered into a strategic alliance with GlaxoSmithKline to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. The alliance utilizes Regulus’ expertise and intellectual property position in the discovery and development of microRNA-targeted therapeutics and provides GSK with an option to license drug candidates directed at four different microRNA targets with relevance in inflammatory disease. Regulus will be responsible for the discovery and development of the microRNA antagonists through completion of clinical proof of concept, unless GSK chooses to exercise its option earlier. After exercise of the option, GSK will have an exclusive license to drugs developed under each program by Regulus for the relevant microRNA target for further development and commercialization on a worldwide basis. Regulus will have the right to further develop and commercialize any microRNA therapeutics which GSK chooses not to develop or commercialize.

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

The $15 million option fee is being amortized into revenue over Regulus’ six year period of performance.  The $5 million note is shown as a liability on our Condensed Consolidated Balance Sheet.  For the three and six months ended June 30, 2008, we recognized revenue of $625,000 related to the $15 million option fee, which represented 1% of our total revenue for the first half of 2008.  Our Condensed Consolidated Balance Sheet at June 30, 2008 includes deferred revenue of $14.4 million, which represents the remaining option fee.

6.                                      Segment Information and Concentration of Business Risk

Segment information

We report our financial results in three reportable segments, Drug Discovery and Development, Ibis and Regulus. Segment loss from operations includes revenue offset by research and development expenses, cost of commercial revenue for our Ibis subsidiary, selling, general and administrative expenses, and other charges attributable to each segment.  See the Business Segments discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 below for additional information on the segments.

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

Our Regulus joint venture generates revenue from research grants and collaborations with corporate partners such as the recently announced strategic alliance with GSK in April 2008.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Drug Discovery and Development	Ibis	Regulus	Total
Three Months Ended June 30, 2008
Revenue:
Research and development	$22,900	$2,160	$656	$25,716
Commercial revenue (1)	—	1,098	—	1,098
Licensing and royalty	6,147	—	—	6,147
Total segment revenue	$29,047	$3,258	$656	$32,961
Income (loss) from operations	$4,150	$(5,416)	$(1,867)	$(3,133)

Three Months Ended June 30, 2007
Revenue:
Research and development	$1,591	$1,081	$—	$2,672
Commercial revenue (1)	—	810	—	810
Licensing and royalty	331	—	—	331
Total segment revenue	$1,922	$1,891	$—	$3,813
Loss from operations	$(16,790)	$(2,870)	$—	$(19,660)

Six Months Ended June 30, 2008
Revenue:
Research and development	$40,514	$3,944	$748	$45,206
Commercial revenue (1)	—	2,293	—	2,293
Licensing and royalty	6,815	—	—	6,815
Total segment revenue	$47,329	$6,237	$748	$54,314
Income (loss) from operations	$652	$(9,313)	$(3,302)	$(11,963)
Total assets as of June 30, 2008	$538,055	$43,670	$27,674	$609,399

Six Months Ended June 30, 2007
Revenue:
Research and development	$2,017	$2,026	$—	$4,043
Commercial revenue (1)	—	1,441	—	1,441
Licensing and royalty	779	—	—	779
Total segment revenue	$2,796	$3,467	$—	$6,263
Loss from operations	$(34,557)	$(6,004)	$—	$(40,561)
Total assets as of December 31, 2007	$239,099	$9,313	$10,446	$258,858

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Partner A	27%	0%	31%	0%
Partner B	26%	0%	28%	0%
Partner C	14%	0%	9%	0%
Partner D	12%	33%	11%	20%
Partner E	2%	28%	4%	32%
Partner F	0%	11%	0%	10%
Partner G	3%	10%	3%	14%

For the three months ended June 30, 2008 and 2007, we derived approximately 11% and 50%, respectively, of our revenue from agencies of the United States Government in aggregate, compared to 12% and 55% for the six months ended June 30, 2008 and 2007, respectively.  For the first half of 2008, none of our significant partners were agencies of the United States Government while three significant partners accounted for 32%, 14% and 10% of revenue from agencies of the United States Government for the first half of 2007.

Contract receivables from four significant partners comprised approximately 28%, 16%, 13% and 12% of contract receivables at June 30, 2008. Contract receivables from three significant partners comprised approximately 25%, 19% and 11% of contract receivables at December 31, 2007.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the financial position and outlook for Isis Pharmaceuticals, Inc. as well as our Ibis Biosciences subsidiary and our Regulus joint venture, and the therapeutic and commercial potential of our technologies and products in development.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals and projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 29 of this Report.

Overview

We are a leading company in antisense technology exploiting a novel drug discovery platform to create a broad pipeline of first-in-class drugs. Through our highly efficient and prolific drug discovery platform, we can expand our drug pipeline and our partner’s drug pipelines with antisense drugs that address significant unmet medical needs. Our business strategy is to do what we do best–to discover unique antisense drugs and conduct early development on these drugs to key value inflection points. Because we can discover more drugs than we can develop, our plan is to discover new drugs, outlicense our drugs to partners and build a growing annuity of milestone payments and royalty income. In this way, we maximize the value of the drugs we discover by licensing our drugs to partners at key development points, which allows us to focus on utilizing our antisense technology platform to discover new drugs. At the same time, we benefit from our partner’s expertise to develop, commercialize and market our drugs. For example, we partner our drugs with leading pharmaceutical companies, such as Bristol-Myers Squibb Company, Genzyme and Ortho-McNeil, Inc. as well as with smaller satellite companies that have expertise in specific disease areas. In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam and Regulus, our joint venture created to focus on microRNA therapeutics. We explore the technology beyond antisense with additional opportunities in infectious disease identification through our Ibis subsidiary and in the discovery and development of aminoglycoside and aptamer drugs through our technology partners, Achaogen, Inc. and Archemix, respectively. All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial and vast patent estate of more than 1,500 issued patents. We remain one of the largest patent holders in the U.S., and with our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology, our drugs, and the Ibis T5000 Biosensor System–they also form the basis for lucrative licensing and partnering arrangements. We have generated more than $116 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.

In addition to the important progress we and our partners made with our second generation drugs in development and the achievements of our Ibis subsidiary in commercializing the Ibis T5000 Biosensor System, to date in 2008, we have completed several transactions that significantly strengthened our financial position.  In January 2008, we entered into a strategic alliance with Genzyme in which Genzyme made a $150 million equity investment in our common stock.  Subsequently in June 2008, we received an additional $175 million licensing fee from Genzyme when we completed the detailed mipomersen license agreement. Furthermore in January 2008, we and Ibis entered into a strategic alliance with Abbott in which Abbott made a $20 million investment in Ibis by purchasing 10.25% of Ibis’ common stock, a subscription right to purchase an additional 8.35% of Ibis’ common stock and a call option to acquire Ibis’ remaining equity for $175 million to $190 million.  Subsequently in June 2008, Abbott exercised its subscription right and invested an additional $20 million to purchase additional equity in Ibis.  Additionally, in April 2008, Regulus entered into a strategic partnership with GSK. These partnerships have provided us with an aggregate of approximately $385 million in cash payments to date and the potential to earn over $2.1 billion in milestone payments.  We also will share in the future commercial success of the drugs resulting from these partnerships through profit sharing and royalties as well as in the commercial success of Ibis if Abbott acquires Ibis through earn out payments based on Ibis’ future cumulative sales.  These transactions represent the value that we are realizing from our extensive product pipeline and the successes of our partnering strategy, and provide us with the financial strength to continue to successfully execute our goals.

As evidenced from our recent partnering successes, we continue to benefit from our business strategy that enables us to discover and develop drugs and technologies, nurturing them until the right time to progress them to partners or to satellite companies.  This strategy has provided us with the financial strength and the diverse pipeline of drugs that we have today.  Looking forward, we expect to grow our pipeline over the remainder of the year by adding two to four new drugs; already we have added the first drug with PCSK9, our development candidate with BMS for which we earned a $2 million milestone payment.

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

Much of the development of the Ibis T5000 Biosensor System and related applications has been funded through government contracts and grants. As of June 30, 2008, we had earned $72.9 million in revenue under our government contracts and grants, and we have an additional $7.9 million committed under our existing contracts and grants.

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

Recent Events

Cardiovascular Program

•                 We completed licensing transaction for mipomersen.

•                 We finalized and announced 2008 mipomersen development plan with Genzyme.

•                 We reported a preclinical study in Circulation showing that mipomersen lowers Lp(a) and oxidized-LDL, independent risk factors for cardiovascular disease.

•                 We initiated a pivotal quality phase 2 study in heterozygous FH subjects with coronary artery disease.

•                 We were granted broad patent coverage for antisense compounds targeting apolipoprotein B, U.S. Patent No. 7,407,943 entitled “Antisense modulation of Apolipoprotein B Expression”.

Metabolic Program

•                 We highlighted our robust diabetes and obesity portfolio with nine presentations and posters at the American Diabetes Association meeting:

•                 We presented new preclinical data relating to ISIS 388626, Isis’ drug targeting SGLT2.

•                 We presented results from eight research programs on novel targets that offer new mechanisms to address metabolic diseases, including obesity.

Other Partnered Programs

•                 ATL and Teva reported encouraging Phase 2 results for ATL/TV1102, targeting VLA-4 in patients with multiple sclerosis.

•                 Our partnered oncology drugs highlighted at the American Society of Clinical Oncology demonstrate the potential of antisense technology to treat multiple cancers.

•                 OncoGenex reported encouraging Phase 2 results on OGX-011, targeting clusterin, in patients with hormone refractory prostate cancer.

•                 Eli Lilly and Company reported positive Phase 1 clinical trial results for LY2181308, targeting surviving.

•                 Atlantic Healthcare received U.S. orphan drug designation for alicaforsen for the treatment of pouchitis.

•                 Altair Therapeutics advanced AIR 645 into Phase 1 studies for the treatment of asthma.

Regulus Therapeutics (microRNA Joint Venture)

•                 Regulus entered into a strategic alliance with GlaxoSmithKline.

•                 Regulus obtained exclusive rights from Stanford University to worldwide patent applications covering methods and compositions for antagonizing miR-181a.

•                 Regulus was selected as one of the FierceBiotech’s ‘Fierce 15’ for 2008.

Ibis Biosciences

•                 We received an additional $20 million investment from Abbott for a total of 18.6 percent equity in Ibis, retaining Abbott’s exclusive option to purchase its remaining equity by June 30, 2009.

•                 Ibis extended government contracts that add to its revenue and fund the expansion of applications of the Ibis T5000 technology.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2008 of $33.0 million and $54.3 million, respectively, was significantly higher than the revenue for the same periods in 2007 of $3.8 million and $6.3 million due to the addition of revenue from new collaborations.  As part of our strategic relationship with Genzyme, Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter paid us a licensing fee of $175 million. We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, and the licensing fee ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  In addition to the Genzyme revenue, in the second quarter of 2008, we continued to recognize significant value from our portfolio of antisense drugs and our satellite companies.  In the second quarter of 2008, we earned a $2.0 million milestone payment from BMS when it moved PCSK9 into development as well as sublicense revenue of $4.6 million from Alnylam from its transaction with Takeda Pharmaceutical Company Limited and $1.4 million from ATL from its transaction with Teva.  Our subsidiaries also contributed to the increase in our 2008 year to date revenue compared to the same period in 2007. In the second quarter of 2008, Regulus began recognizing revenue from its collaboration with GSK while Ibis experienced an 80% growth in its year to date revenues, which is discussed further in the Regulus Therapeutics and Ibis Biosciences, Inc. sections below.

Quarter-to-quarter fluctuations in revenue are common for us as our revenue is significantly affected by the nature and timing of payments under agreements with our partners, including license fees and milestone-related payments, such as the $2 million milestone payment we received from BMS and the $4.6 million and the $1.4 million sublicense fees we earned from Alnylam and ATL, respectively, which are included in revenue in the second quarter of 2008.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Drug Discovery and Development:
Research and development revenue	$22,900	$1,591	$40,514	$2,017
Licensing and royalty revenue	6,147	331	6,815	779
	$29,047	$1,922	$47,329	$2,796

Ibis Biosciences:
Research and development revenue	$2,160	$1,081	$3,944	$2,026
Commercial revenue (1)	1,098	810	2,293	1,441
	$3,258	$1,891	$6,237	$3,467

Regulus Therapeutics:
Research and development revenue	$656	$—	$748	$—
	$656	$—	$748	$—

Total Revenue:
Research and development revenue	$25,716	$2,672	$45,206	$4,043
Commercial revenue (1)	1,098	810	2,293	1,441
Licensing and royalty revenue	6,147	331	6,815	779
	$32,961	$3,813	$54,314	$6,263

(1)  Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2008 was $22.9 million and $40.5 million, respectively, compared to $1.6 million and $2.0 million for the same periods in 2007. The increase is primarily due to revenue from our collaborations with BMS, OMI and Genzyme.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2008 was $6.1 million and $6.8 million, respectively, and was higher compared to $331,000 and $779,000 for the same periods in 2007 due to the $4.6 million and $1.4 million of sublicensing revenue we earned from Alnylam and ATL in the second quarter of 2008.

Ibis Biosciences, Inc.

Ibis’ revenue for the three and six months ended June 30, 2008 was $3.3 million and $6.2 million, respectively, compared to $1.9 million and $3.5 million for the same periods in 2007. Primarily as a result of the increased number of T5000 Biosensor System placements during fiscal year 2007 compared to 2006, Ibis’ commercial revenue of $1.1 million and $2.3 million for the three and six months ended June 30, 2008 was higher than its commercial revenue of $810,000 and $1.4 million for the same periods in 2007.  Commercial revenue consisted of revenue from sales of Ibis T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business. Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for instrument and assay kits over the period of this support obligation.  In addition, Ibis’ commercial revenue included revenue from the distribution agreement Ibis and Abbott entered into in March 2008.  Ibis’ revenue from government contracts was $2.2 million and $3.9 million for the three and six months ended June 30, 2008, representing an increase over $1.1 million and $2.0 million for the same periods in 2007, driven primarily by contracts awarded in late 2007 and 2008 to date.  Ibis was awarded $3.2 million of new contracts in the first half of 2008 that support Ibis’ continued revenue growth by expanding the applications for the T5000 Biosensor System.

From inception through June 30, 2008, Ibis has earned $72.9 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $7.9 million is committed under existing contracts and grants. Ibis may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Regulus Therapeutics

Regulus’ revenue for the three and six months ended June 30, 2008 was $656,000 and $748,000 related primarily to revenue from its collaboration with GSK and to a lesser extent to a Small Business Innovation Research grant from the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, which is funding further research for the miR-122 program. As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which we began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement. Because Regulus was formed in the third quarter of 2007, it did not have revenue in the first half of 2007.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2008 were $36.1 million and $66.3 million, respectively, compared to $23.5 million and $46.8 million for the same periods of 2007. We have expanded our clinical development programs as our drugs advance in development, resulting in an increase in operating expenses of $2.9 million in the first half of 2008 compared to the first half of 2007. Additionally, Ibis’ operating expenses have increased by $5.9 million in the first half of 2008 compared to the first half of 2007 to support the growth of its commercial business and the cost of activities to achieve milestones as part of Abbott’s investment and purchase option. Also contributing to the increase in operating expenses in the first half of 2008 compared to the first half of 2007 was $4.0 million of expenses associated with our joint venture, Regulus, which are expected to increase over the remainder of the year as Regulus increases its staffing and outside research.

Furthermore, contributing to the increase in operating expenses was an increase in non-cash compensation expense related to stock options. Non-cash compensation expense related to stock options was $4.0 million and $7.8 million for the three and six months ended June 30, 2008 compared to $2.4 million and $4.8 million for the same periods in 2007, primarily reflecting the increase in our stock price from the first half of 2007 to the first half of 2008.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Drug Discovery and Development	$24,897	$18,712	$46,677	$37,353
Ibis Biosciences	8,674	4,761	15,550	9,471
Regulus Therapeutics	2,523	—	4,050	—
Total operating expenses	$36,094	$23,473	$66,277	$46,824

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

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs. Also included in research and development expenses are Ibis’ and Regulus’ research and development expenses. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Research and development expenses	$28,004	$18,432	$51,376	$36,455
Non-cash compensation expense related to stock options	3,191	1,952	6,266	3,878
Total research and development expenses	$31,195	$20,384	$57,642	$40,333

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Drug Discovery and Development	$22,939	$16,658	$42,701	$32,885
Ibis Biosciences	6,650	3,726	12,023	7,448
Regulus Therapeutics	1,606	—	2,918	—
Total research and development expenses	$31,195	$20,384	$57,642	$40,333

For the three and six months ended June 30, 2008, we incurred total research and development expenses, excluding non-cash compensation expense, of $28.0 million and $51.4 million, respectively, compared to $18.4 million and $36.5 million for the same periods in 2007. We attribute the increase to the expansion of our key programs, activities required to commercialize the Ibis T5000 Biosensor System and achieve milestones as part of the Abbott transaction and Regulus’ research activities.  Expenses related to Ibis and Regulus are discussed in separate sections below.

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

Antisense drug discovery costs, excluding non-cash compensation expense, for the three and six months ended June 30, 2008 were $4.5 million and $8.7 million, respectively, compared to $3.2 million and $6.6 million for the same periods in 2007. The higher expenses in 2008 compared to 2007 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to support collaborative research efforts, which required an increase in personnel and lab supplies.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Mipomersen	$3,070	$2,482	$6,581	$4,222
Other antisense development projects	4,035	3,055	6,790	5,656
Development overhead costs	840	988	1,747	2,327
Non-cash compensation expense related to stock options	860	689	1,778	1,340
Total antisense drug development	$8,805	$7,214	$16,896	$13,545

Antisense drug development expenditures were $7.9 million and $15.1 million, excluding non-cash compensation expense related to stock options, for the three and six months ended June 30, 2008 compared to $6.5 million and $12.2 million for the same periods in 2007. We attribute the increase primarily to the continued development of mipomersen, including the Phase 3 program, and increases in our metabolic disease development projects.  Development overhead costs were $840,000 and $1.7 million for the three and six months ended June 30, 2008, compared to $988,000 and $2.3 million for the same periods in 2007. The decrease in overhead costs was primarily a result of people shifting the hours they worked from non-project specific activities to specific projects related to the development of our drugs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 15 of our 18 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Manufacturing and operations expenses, excluding non-cash compensation expense, for the three and six months ended June 30, 2008 were $2.8 million and

$5.4 million, respectively, compared to $1.5 million and $3.0 million for the same periods in 2007. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements. The increase is primarily due to the costs associated with the manufacturing of drug supplies for our corporate partners and to support our expanded internal drug development programs.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Personnel costs	$1,395	$1,468	$2,867	$3,004
Occupancy	1,596	1,463	3,098	2,977
Depreciation and amortization	1,564	1,186	2,684	2,392
Insurance	206	250	452	487
Other	1,298	327	1,036	914
Non-cash compensation expense related to stock options	574	189	1,215	370
Total R&D support costs	$6,633	$4,883	$11,352	$10,144

R&D support costs, excluding non-cash compensation expense related to stock options, for the three and six months ended June 30, 2008 were $6.1 million and $10.1 million, respectively, compared to $4.7 million and $9.8 million for the same periods in 2007.  The slight increase in the first half of 2008 compared to the first half of 2007 is primarily a result of the increase in additional expenses to support the continued development of our key programs and an increase in amortization associated with a non-cash charge for patents assigned to certain of our partners, offset by the $750,000 we received from Ercole in March 2008 as repayment of a convertible note that we had previously expensed.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Drug Discovery and Development	$5,890	$4,209	$9,900	$8,745
Ibis Biosciences	743	674	1,452	1,399
Total R&D support costs	$6,633	$4,883	$11,352	$10,144

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of business development, legal, human resources, investor relations, finance, Ibis’ selling, general and administrative and Regulus’ general and administrative expenses, which began in September 2007 when Regulus was formed. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above. Until the acquisition of Symphony GenIsis in September 2007, selling, general and administrative expenses also included Symphony GenIsis’ general and administrative expenses.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$4,084	$2,652	$7,137	$5,616
Non-cash compensation expense related to stock options	815	437	1,498	875
Total selling, general and administrative expenses	$4,899	$3,089	$8,635	$6,491

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Drug Discovery and Development	$1,958	$2,054	$3,976	$4,468
Ibis Biosciences	2,024	1,035	3,527	2,023
Regulus Therapeutics	917	—	1,132	—
Total selling, general and administrative expenses	$4,899	$3,089	$8,635	$6,491

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three and six months ended June 30, 2008 were $4.1 million and $7.1 million, respectively, compared to $2.7 million and $5.6 million for the same periods in 2007.  The increase is primarily due to additional sales and customer support costs to maintain the commercial growth of the Ibis T5000 Biosensor System and expenses related to Regulus.  Expenses related to Ibis and Regulus are discussed in separate sections below.

Ibis Biosciences, Inc.

Ibis’ operating expenses include cost of goods sold for its commercial activities, research and development expenses and selling, general and administrative expenses. Ibis’ cost of goods sold is primarily the result of its performance under government contracts in support of the ongoing development of the Ibis T5000 Biosensor System and related assay kits. Ibis’ cost of goods sold includes all contract-related costs it incurs on behalf of government agencies in connection with the performance of its obligations under the respective contracts, including costs for equipment to which the government retains title. Research and development expenditures in Ibis include costs for scientists, laboratory supplies, chemicals and highly specialized consultants to advance the research and development of the Ibis T5000 Biosensor System. Further, we allocate a portion of R&D support costs to Ibis and include this allocation in Ibis’ research and development expenses. Ibis’ selling, general and administrative expenses include outside costs in the areas of business development, customer support, human resources, and finance. In addition, we allocate a portion of corporate expenses required to support Ibis to Ibis’ selling, general and administrative expenses.

The following table sets forth information on Ibis’ operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$3,078	$1,266	$3,895	$2,801
Research and development costs	3,247	2,156	7,443	4,043
Selling, general and administrative expenses	1,883	933	3,270	1,812
Non-cash compensation expense related to stock options	466	406	942	815
Total Ibis operating expenses	$8,674	$4,761	$15,550	$9,471

Ibis’ operating expenses, excluding non-cash compensation expense related to stock options, were $8.2 million and $14.6 million for the three and six months ended June 30, 2008, compared to $4.4 million and $8.7 million for the same periods in 2007, respectively. The increase in operating expenses primarily reflects an increase in costs to support the growth of Ibis’ commercial business including selling and support costs for the Ibis T5000 Biosensor System and the cost to achieve milestones as part of the Abbott transaction.  We expect costs and expenses for Ibis to increase as we continue to expand this business.

Regulus Therapeutics

In September 2007, we and Alnylam formed Regulus, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics. Under accounting rules, we are considered the primary beneficiary of Regulus and consolidate the financial results of Regulus. As a result, our condensed consolidated financial statements include a line item called “Noncontrolling Interest in Regulus Therapeutics LLC.” On our Condensed Consolidated Balance Sheet, this line reflects Alnylam’s minority ownership of Regulus’ equity. As the joint venture progresses, this line item will be reduced by Alnylam’s share of Regulus’ net losses, which were $1.8 million for the first half of 2008 until the balance becomes zero. The reductions to the Noncontrolling Interest in Regulus will be reflected in our Condensed Consolidated Statement of Operations using a similar line item and will provide a positive adjustment to our net loss equal to Alnylam’s share of Regulus’ losses. With the recently announced strategic alliance with GSK, we anticipate Regulus’ expenses to increase as Regulus continues to advance its research and development activities, consisting primarily of increases to its staffing levels and outside research activities to achieve the milestones under this collaboration.

Investment Income

Investment income for the three and six months ended June 30, 2008 totaled $560,000 and $5.5 million, respectively, compared to $3.1 million and $6.5 million for the same periods in 2007.  The decrease in investment income was primarily due to the lower average returns on our investments resulting from the condition of the financial markets.  Included in investment income for 2008 are non-cash adjustments related to value of the call option and subscription right that we granted to Abbott.  The non-cash adjustments reduced investment income for the second quarter of 2008 by $1.7 million and increased investment income for the first half of 2008 by $179,000.  Excluding these non-cash adjustments, interest income would have been $2.3 million and $5.3 million for the three and six months ended June 30, 2008.  We anticipate interest income, without non-cash adjustments, to be higher in future quarters due to a higher average cash balance because we received  the $175 million license fee from Genzyme and the $20 million investment in Ibis from Abbott at the end of June 2008.

Interest Expense

Interest expense for the three and six months ended June 30, 2008 totaled $1.4 million and $2.8 million, respectively, compared to $2.0 million and $4.6 million for the same periods in 2007. The decrease in interest expense was due to the effect of a lower average debt balance in the first half of 2008 compared to the first half of 2007 primarily related to the fact that a portion of our old 5 1/2% notes was outstanding until we repaid the remaining balance in May 2007.

Gain on Investments

Gain on investments for the three and six months ended June 30, 2007 was $2.0 million and $3.5 million, respectively, reflecting a gain realized on the sale of the remaining equity securities of Alnylam that we owned.  We did not recognize any gain on investments for the first half of 2008.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the three and six months ended June 30, 2007 was $2.0 million and $3.2 million, respectively, reflecting the early extinguishment of our 5 1/2% convertible subordinated notes in the first half of 2007.  We did not recognize any loss on early retirement of debt for the first half of 2008.

Net Loss Applicable to Common Stock

Net loss applicable to common stock for the three and six months ended June 30, 2008 was $2.2 million and $6.5 million, respectively, compared to $11.0 million and $24.0 million for the same periods in 2007.  Our net loss for the first half of 2008 was significantly lower than the first half of 2007 primarily due to the decrease in our loss from operations and interest expense, offset by the $14.4 million loss attributed to the noncontrolling interest in Symphony GenIsis, Inc. that we recorded in the first half of 2007.  We did not record this benefit in the first half of 2008 because we purchased all of the equity of Symphony GenIsis in the third quarter of 2007, saving $75 million in the predetermined purchase price.  Also contributing to the decrease in our net loss was the noncontrolling interest that we recorded in 2008 for Regulus ($1.8 million) and Ibis ($896,000).

Net Loss Per Share

Net loss per share for the three and six months ended June 30, 2008 was $0.02 per share and $0.07 per share, respectively, compared to $0.13 per share and $0.29 per share for the same periods in 2007.  The decrease in net loss per share for the first half of 2008 compared to the first half of 2007 was primarily a result of the decrease in net loss applicable to common stock discussed above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2008, we have earned approximately $631.6 million in revenue from contract research and development, the sale and licensing of our intellectual property and commercial revenue from sales of Ibis T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business.  From the time we were founded through June 30, 2008, we have raised net proceeds of approximately $794.9 million from the sale of our equity securities and we have borrowed approximately $548.8 million under long-term debt arrangements to finance a portion of our operations.

At June 30, 2008, we had cash, cash equivalents and short-term investments of $537.0 million and stockholders’ equity of $59.0 million. In comparison, we had cash, cash equivalents and short-term investments of $193.7 million and stockholders’ equity of $872,000 as of December 31, 2007.  As of June 30, 2008, we had consolidated working capital of $428.1 million compared to $145.1 million at December 31, 2007.  The cash we received in the first half of 2008 from Genzyme ($325.0 million), Abbott ($40.5 million) and GSK ($20.0 million) primarily led to the increase in our consolidated working capital offset by $68.9 million of deferred revenue from Genzyme and GSK that is included in current liabilities.

As of June 30, 2008, our debt and other long-term obligations totaled $171.6 million, compared to $170.1 million at December 31, 2007. The increase in our debt and other obligations was due to the $5 million convertible promissory note Regulus issued to GSK partly offset by the declining balance on our Silicon Valley Bank term loan. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

Based on our existing and committed cash, not including the $175 million to $190 million we could receive from Abbott if Abbott completes its purchase of Ibis in 2008, we expect that our 2008 year end cash balance will be greater than $450 million and will last for at least five years.

The following table summarizes our contractual obligations as of June 30, 2008. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
GSK Convertible Promissory Note	$5.0	$—	$5.0	$—	$—
Silicon Valley Bank Term Loan	$3.7	$3.7	$—	$—	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$20.5	$3.5	$5.9	$2.8	$8.3

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a convertible promissory note from GSK, a term loan from Silicon Valley Bank and other obligations.

In December 2003, we secured a $32.0 million term loan from Silicon Valley Bank to retire debt from two partners. We are amortizing the term loan over sixty months. The term loan requires monthly payments of principal plus accrued interest, and bears interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank, which was 4.25% at June 30, 2008. The loan is secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. The loan is subject to certain liquidity requirements, including a requirement that we maintain a minimum balance in an account at Silicon Valley Bank at all times equal to the outstanding balance of the loan. The loan is convertible to a fixed interest rate at our option at any time at the then-applicable prime rate plus 1.25%. The carrying value of the term loan at June 30, 2008 was $3.7 million, which we expect to fully repay by December 31, 2008 according to the loan’s terms.

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

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 5.00% at June 30, 2008.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or is not repaid in cash after three years, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2008 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of June 30, 2008, we had accumulated losses of approximately $834.2 million and stockholders’ equity of approximately $59.0 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our existing and committed cash, not including the $175 million to $190 million we could receive from Abbott if Abbott completes its purchase of Ibis in 2008, we expect that our 2008 year end cash balance will be greater than $450 million and will last for at least five years.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2008, the market price of our common stock ranged from $9.52 to $20.15 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Provisions in our certificate of incorporation, other agreements and Delaware law may prevent stockholders from receiving a premium for their shares.*

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

In addition, our collaboration agreement with Genzyme regarding mipomersen provides that if we are acquired, Genzyme may elect to purchase all of our rights to receive payments under the mipomersen collaboration agreement for a purchase price to be mutually agree to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.  This provision may make it more difficult or complicated for us to enter into an acquisition agreement with a potential acquirer.

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

We will depend on Bruker Daltonics to manufacture the Ibis T5000 Biosensor System and any failure of Bruker Daltonics to fulfill its obligations could harm or delay our commercialization efforts.*

In July 2006, we entered into a strategic alliance with Bruker Daltonics to manufacture and distribute the Ibis T5000 Biosensor System. Bruker Daltonics will be the exclusive, worldwide manufacturer of the Ibis T5000 Biosensor System and will also be responsible for order processing, system installations and service in North America, Europe and the Middle East. In Europe and the Middle East, Bruker Daltonics will have exclusive rights to sell Ibis T5000 Biosensor Systems and Ibis assay kits for various government applications, and non-exclusive rights to sell to customers for all other applications except diagnostics. As such, we rely heavily on Bruker Daltonics to successfully manufacture, distribute and service our Ibis T5000 Biosensor System, but do not control many aspects of Bruker Daltonics activities. We believe Bruker Daltonics has failed to satisfactorily perform its obligations under the agreement. We have an active dispute with Bruker regarding its performance under the agreement. If Bruker Daltonics continues to fail to carry out its obligations under our alliance, its failure could harm or delay the commercialization of our Ibis T5000 Biosensor System.

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

For the six months ended June 30, 2008 and 2007, we derived approximately 12% and 55%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2008.

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

On February 11, 2008 we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under our agreement with them. We have asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts have failed to achieve resolution of this dispute. Litigation has been filed in Massachusetts Superior Court.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2008, we held our Annual Meeting of Stockholders in Carlsbad, California for the following purposes:

(1)

To elect three directors to serve as Class II directors of the Company until the 2011 Annual Meeting of Stockholders. For Director number one, Spencer R. Berthelsen, the number of votes for and withheld was 81,587,555 and 3,674,286, respectively. For Director number two, B. Lynne Parshall, the number of votes for and withheld was 82,603,258 and 2,658,583, respectively. For Director number three, Joseph H. Wender, the number of votes for and withheld was 83,200,118 and 2,061,723, respectively.

(2)

To approve an amendment of the 2002 Non-Employee Directors’ Stock Option Plan to (i) increase the annual non-discretionary stock option grant for our non-employee directors from 12,500 shares to 15,000 shares and (ii) increase the initial stock option grant from 20,000 shares to 30,000 shares. The number of votes for, against and abstaining was 54,805,810; 3,321,795 and 84,461, respectively.

(3)

To approve an increase in shares reserved for issuance under the 1989 Stock Option Plan from 13,200,000 shares to 16,700,000 shares. The number of votes for, against and abstaining was 52,325,673; 3,477,925 and 2,408,468, respectively.

(4)

To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of votes for, against and abstaining was 83,901,707; 1,171,111 and 189,023, respectively.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

Exhibit Number	Description of Document

10.1	License and Co-Development Agreement between the Registrant and Genzyme Corporation dated June 24, 2008 (with certain confidential information deleted).

10.2	Product Development and Commercialization Agreement between Regulus Therapeutics LLC and Glaxo Group Limited dated April 17, 2008 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 7, 2008

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 7, 2008