Form 10-Q
period 2008-09-30
ISIS PHARMACEUTICALS INC
filed 2008-11-10
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of voting common stock outstanding as of November 3, 2008 was 97,002,050.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Ibis BiosciencesTM is a trademark of Ibis Biosciences, Inc.

Ibis T5000TM is a trademark of Ibis Biosciences, Inc.

Regulus TherapeuticsTM is a trademark of Regulus Therapeutics LLC.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,682	$138,614
Short-term investments	247,341	55,105
Contracts receivable	5,021	6,177
Inventories	5,511	2,817
Other current assets	6,988	4,604
Total current assets	529,543	207,317

Property, plant and equipment, net	14,019	7,131
Licenses, net	17,447	19,100
Patents, net	18,126	17,759
Deposits and other assets	5,557	7,551
Total assets	$584,692	$258,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,885	$4,507
Accrued compensation	3,956	10,461
Accrued liabilities	5,979	6,794
Derivative instrument related to Abbott’s call option	1,069	—
Current portion of long-term obligations	—	7,238
Current portion of deferred contract revenue	99,794	33,205
Total current liabilities	117,683	62,205

2 5/8% convertible subordinated notes	162,500	162,500
Long-term obligations, less current portion	5,478	362
Long-term deferred contract revenue	191,279	23,548
Total liabilities	476,940	248,615

Noncontrolling interest in Regulus Therapeutics LLC	6,315	9,371
Noncontrolling interest in Ibis Biosciences, Inc.	33,359	—

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 96,148,212 and 87,239,423 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	96	87
Additional paid-in capital	900,303	827,992
Accumulated other comprehensive income	(1,271)	538
Accumulated deficit	(831,050)	(827,745)
Total stockholders’ equity	68,078	872
Total liabilities, noncontrolling interest and stockholders’ equity	$584,692	$258,858

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Research and development revenue under collaborative agreements	$31,240	$11,921	$78,739	$17,404
Licensing and royalty revenue	975	26,710	7,790	27,489
Total revenue	32,215	38,631	86,529	44,893

Expenses:
Research and development	31,968	24,296	89,611	64,629
Selling, general and administrative	4,571	4,278	13,206	10,769
Total operating expenses	36,539	28,574	102,817	75,398

Income (loss) from operations	(4,324)	10,057	(16,288)	(30,505)

Other income (expense):
Investment income	7,546	2,603	13,061	9,058
Interest expense	(1,509)	(1,488)	(4,297)	(6,132)
Gain on investments	—	—	—	3,510
Loss on early retirement of debt	—	—	—	(3,212)
Loss attributed to noncontrolling interest in Symphony GenIsis, Inc.	—	8,748	—	23,157
Loss attributed to noncontrolling interest in Regulus Therapeutics LLC	1,208	87	3,056	87
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	267	—	1,163	—

Net income (loss)	3,188	20,007	(3,305)	(4,037)

Excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc.	—	(125,311)	—	(125,311)

Net income (loss) applicable to common stock	$3,188	$(105,304)	$(3,305)	$(129,348)

Basic and diluted net income (loss) per share	$0.03	$(1.25)	$(0.04)	$(1.57)

Shares used in computing basic net income (loss) per share	95,863	83,942	93,786	82,650

Shares used in computing diluted net income (loss) per share	100,181	83,942	93,786	82,650

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$231,207	$(9,762)

Investing activities:
Purchases of short-term investments	(305,998)	(61,052)
Proceeds from the sale of short-term investments	112,227	96,876
Purchases of property, plant and equipment	(7,050)	(1,452)
Acquisition of licenses and other assets	(2,585)	(2,407)
Proceeds from the sale of strategic investments	—	5,181
Acquisition of Symphony GenIsis, Inc.	—	(80,400)
Net cash used in investing activities	(203,406)	(43,254)

Financing activities:
Net proceeds from issuance of equity	10,543	6,522
Proceeds from issuance of convertible promissory note to GSK	5,000	—
Proceeds from issuance of 2 5/8% convertible subordinated notes, net of issuance costs	—	157,056
Principal and redemption premium payment on prepayment of the 5 1/2% convertible subordinated notes	—	(127,021)
Principal payments on debt and capital lease obligations	(7,238)	(5,657)
Proceeds from stock purchase by Genzyme Corporation, net of fees	49,962	—
Proceeds from capital contributions to Ibis Biosciences, Inc.	40,000	—
Proceeds from capital contribution to Regulus Therapeutics LLC	—	10,000
Net cash provided by financing activities	98,267	40,900

Net increase (decrease) in cash and cash equivalents	126,068	(12,116)
Cash and cash equivalents at beginning of period	138,614	114,514
Cash and cash equivalents at end of period	$264,682	102,398

Supplemental disclosures of cash flow information:
Interest paid	$4,482	5,987

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,657	25
Common stock issued for Symphony GenIsis, Inc. acquisition	$—	51,093

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2007. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Short-term investments

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  Unrealized gains and losses related to temporary declines are recorded as a separate component of stockholders’ equity. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments in the first nine months of 2008 and 2007.  During the first nine months of 2007, we sold the remainder of our equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $3.5 million.

Inventory valuation

In accordance with Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. Each of our raw materials can be used in multiple products and, as a result, has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, the raw materials allocated for that drug could be used to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. Also included in inventory are material costs, labor costs and manufacturing overhead costs associated with the Ibis T5000 Biosensor System and related assay kits. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs during the first nine months of 2008 and 2007.

Total inventory includes the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$5,151	$2,679
Work-in-process	360	138

	$5,511	$2,817

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents.  We review our capitalized patent costs regularly to determine that they include costs for patent applications that have future value.  We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate.  We amortize patent costs over their estimated useful lives of ten years, beginning with the date the patents are issued.  For the first nine months of 2008 and 2007, we recorded a non-cash charge of $1.6 million and $515,000, respectively, which was included in research and development expenses and was related to the assignment of patents to certain of our partners and the write-down of our patent costs to their estimated net realizable values.

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

Basic and diluted net income (loss) per share

We follow the provisions of SFAS 128, Earnings per Share. We compute basic net income (loss) per share by dividing the net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares for the three months ended September 30, 2008 consisted of 3.3 million shares issuable upon exercise of stock options and 1.0 million shares issuable upon exercise of warrants.  The calculation excludes the 2 5/8% convertible subordinated notes, the convertible promissory note to GlaxoSmithKline and 2.9 million stock options because the effect on diluted earnings per share would be anti-dilutive.  As we incurred a loss for the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007, we did not include diluted common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

Consolidation of variable interest entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2008, we had collaborative arrangements with nine entities that we consider to be variable interest entities under FIN 46R. For the first nine months of 2008, our condensed consolidated financial statements included two variable interest entities, Ibis and Regulus, for which we are the primary beneficiary.  Until our acquisition of Symphony GenIsis in September 2007, our condensed consolidated financial statements for the first nine months of 2007 included two variable interest entities, Ibis and Symphony GenIsis, for which we were the primary beneficiary.  Beginning in September 2007, our condensed consolidated financial statements also include the financial condition and results of operations of Regulus as we treat Regulus as a variable interest entity for which we are the primary beneficiary.

Comprehensive income (loss)

SFAS 130, Reporting Comprehensive Income, requires us to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Unrealized holding gains (losses)	$(4,001)	$93	$(1,809)	$(620)
Reclassification adjustment for realized gains included in net loss	—	—	—	(3,147)
Net income (loss)	3,188	20,007	(3,305)	(4,037)
Comprehensive income (loss)	$(813)	$20,100	$(5,114)	$(7,804)

Stock-based compensation expense

We account for our stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  We estimate the fair value of each stock option granted to employees and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  For the stock options granted on or after January 1, 2008, we estimated the expected term of options granted based on historical exercise patterns.  For the stock options granted prior to January 1, 2008, the estimated expected term is a derived output of the simplified method, as allowed under SAB 107.

For the nine months ended September 30, 2008 and 2007, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.1%	4.7%
Dividend yield	0.0%	0.0%
Volatility	55.1%	63.4%
Expected Life	4.6 years	4.6 years

Board of Director Stock Options:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.8%	4.9%
Dividend yield	0.0%	0.0%
Volatility	62.2%	65.5%
Expected Life	7.6 years	7.4 years

ESPP:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	2.8%	5.1%
Dividend yield	0.0%	0.0%
Volatility	61.4%	51.1%
Expected Life	6 months	6 months

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

Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Research and development	$3,105	$1,956	$9,372	$5,834
Selling, general and administrative	945	499	2,443	1,374
Non-cash compensation expense related to stock options included in operating expenses	$4,050	$2,455	$11,815	$7,208
Stock-based compensation expense, per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.13)	$(0.09)

As part of the Regulus joint venture, both we and Alnylam issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  The expenses associated with these options are recorded on Regulus’ books.  Since we are consolidating the financial results of Regulus, $752,000 and $1.8 million of non-cash stock based compensation expense associated with these options for the three and nine months ended September 30, 2008 was included in our consolidated expenses compared to $80,000 for the same periods in 2007.

As of September 30, 2008, total unrecognized compensation cost related to non-vested stock-based compensation plans was $18.0 million.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.3 years.

Impact of recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. This statement states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008, and will be effective for our fiscal year 2009.  We do not expect the adoption of SFAS 160 to have a material impact on our results of operations and financial position but the retrospective presentation requirements of SFAS 160 will impact how noncontrolling interests are presented in our previously filed consolidated financial statements.

In May 2008, FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”).  This standard states that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separate the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 will require that the value assigned to the debt component be equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. This standard is effective for fiscal years beginning on or after December 15, 2008, will be effective for our fiscal year 2009, and must be applied retrospectively to all periods presented.  The adoption of FSP No. APB 14-1 will not impact our cash, cash equivalents and short-term investments but we anticipate that it will significantly increase the amount of interest expense that is recorded in our statement of operations due to the non-cash amortization of the debt discount.  Additionally, we anticipate that the adoption of this standard will significantly decrease our debt balance as of December 31, 2008, with a corresponding increase to shareholders’ equity.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be effective for our fiscal year 2009. Early adoption for an existing instrument is not permitted.  We do not expect this new guidance to have a material impact on our consolidated financial statements.

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

The fair value of the assets and liabilities required to be measured at fair value on a recurring basis was determined using the following inputs in accordance with SFAS 157 at September 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities (1)	$482,543	$402,738	$79,805	$—
Derivative instrument (2)	1,069	—	—	1,069	(4)
Equity securities (3)	2,648	2,648	—	—
Total	$486,260	$405,386	$79,805	$1,069

(1)   Included in cash and cash equivalents and short term investments on our Condensed Consolidated Balance Sheets.

(2)   Included in current liabilities on our Condensed Consolidated Balance Sheets.

(3)   Included in other current assets on our Condensed Consolidated Balance Sheets.

(4)   Represents the derivative instrument related to the call option granted to Abbott.  As of September 30, 2008, the derivative instrument line item did not include the subscription right as it was exercised on June 27, 2008 (see additional discussion in Note 5, Collaborative Arrangements and Licensing Agreements).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to September 30, 2008 (in thousands):

	Derivative Instruments
Balance at December 31, 2007	$—
Issuance of derivative instruments	5,376	(1)
Adjustment to fair value included in earnings	(4,257	)(2)
Exercise of subscription right	(50	)(3)
Balance at September 30, 2008	$1,069

(1)   Represents the derivative instruments related to the subscription right and call option granted to Abbott (see additional discussion in Note 5, Collaborative Arrangements and Licensing Agreements).

(2)   The subscription right and call option granted to Abbott are revalued at the end of each reporting period until they expire or are exercised.  The resulting difference in fair value is included in our results of operations.  For the first nine months of 2008, the adjustment to fair value resulted in a gain and was included in investment income.

(3)   The subscription right was exercised by Abbott on June 27, 2008 (see additional discussion in Note 5, Collaborative Arrangements and Licensing Agreements).

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

In December 2003, we obtained a $32.0 million term loan from Silicon Valley Bank. The term loan was payable in monthly payments of principal and interest and was to mature in December 2008.  In September 2008, we paid off the remaining principal balance of $1.8 million plus accrued but unpaid interest.

5.            Collaborative Arrangements and Licensing Agreements

The information discussed below represents partnerships we entered into during 2008 and any material changes to partnerships entered into prior to 2008.  There are no other material changes from the information provided in Note 6, Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Pharmaceutical Alliances and Licensing

Genzyme Corporation

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing of mipomersen and a research relationship. The transaction included a $175 million licensing fee, a $150 million equity investment in us (5 million shares of our common stock at $30 per share), over $1.5 billion in potential milestone payments and a share of profits on mipomersen and follow-on drug(s) ranging from 30 to 50 percent of all commercial sales.  Under this alliance, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

Genzyme has agreed that it will not sell its equity investment in Isis stock that it purchased in February 2008 until the earlier of four years from the date of our mipomersen license agreement, the first commercial sale of mipomersen and the termination of our mipomersen license agreement. Thereafter, Genzyme will be subject to monthly limits on the number of shares it can sell. In addition, Genzyme has agreed that until the earlier of the 10 year anniversary of the mipomersen license agreement and the date Genzyme holds less than 2% of our issued and outstanding common stock, Genzyme will not acquire any additional shares of our common stock without our consent.

The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration that began in January 2008. We are amortizing this premium along with the $175 million licensing fee that we received in the second quarter of 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  For the three and nine months ended September 30, 2008, we recognized revenue of $16.6 million and $31.6 million, respectively, related to the $100 million premium and the $175 million licensing fee, which represented 36% of our total revenue for the first nine months of 2008.  Our Condensed Consolidated Balance Sheet at September 30, 2008 included deferred revenue of $243.4 million, which represents the remaining premium and licensing fee.

Drug Discovery and Development Satellite Company Collaborations

Antisense Therapeutics Limited

In December 2001, we licensed ATL/TV1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange and in February 2008, ATL licensed ATL/TV1102 to Teva Pharmaceutical Industries Ltd.   As part of our licensing agreement with ATL, we will receive one third of sublicense fees and milestone payments ATL receives from Teva as well as a percentage of any royalties.  As a result of the encouraging data that ATL and Teva reported from a Phase 2a study on ATL/TV1102 in patients with relapsing and remitting multiple sclerosis, we earned $1.4 million as our portion of ATL’s licensing fee and milestone payment from Teva which we included in revenue in the second quarter of 2008.

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

In connection with this collaboration, we received 30.0 million shares of ATL common stock upon completion of ATL’s initial public offering, representing an initial ownership percentage of approximately 14%. The initial ATL common stock we received had a value of $2.8 million, and we recognized this amount into revenue ratably over the five-year period of performance under the collaboration, which ended in November 2006. There were no changes in our period of performance. Our Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 included deferred revenue of $432,000 and $250,000, respectively, related to our agreements with ATL. For the three and nine months ended September 30, 2008, we recorded revenue of $0 and $1.4 million related to this collaboration, compared to $3,000 and $58,000 for the same periods in 2007.  As of September 30, 2008 and December 31, 2007, our ownership percentage in ATL, including 10.3 million shares we purchased subsequent to shares we acquired in ATL’s initial public offering, was less than 10% of ATL’s equity. Our balance sheets at September 30, 2008 and December 31, 2007 included a short-term investment at fair market value of $1.7 million and $1.4 million, respectively, related to this equity investment.

OncoGenex Pharmaceuticals, formerly OncoGenex Technologies Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize OGX-011, an anti-cancer antisense drug that targets clusterin. In July 2008, we amended and restated the original agreement and OncoGenex has elected to independently develop OGX-011.  Under the amended agreement, OncoGenex is solely responsible for all future development activities, costs and partnering decisions related to OGX-011.  We will receive single digit royalties on future revenues of OGX-011 and a portion of license fees and milestone payments received by OncoGenex from any future partner.

In September 2003, the companies expanded their antisense drug development partnership to include the development of the second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for the preclinical and clinical development of the drug and we have no performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us milestone payments totaling up to $3.5 million for the achievement of clinical and regulatory milestones, and royalties on product sales. As of September 30, 2008, OncoGenex had not triggered any of the milestone payments related to OGX-225.

In January 2005, we further broadened our antisense drug development partnership with OncoGenex to allow for the development of two additional second-generation antisense anti-cancer drugs. Under the terms of the agreement, OncoGenex is responsible for the preclinical and clinical development of the drugs and we have no performance obligations. In April 2005, OncoGenex selected its first drug under this expansion, OGX-427 which targets Hsp27. OncoGenex paid us an upfront fee of $750,000 with a convertible note, which, in August 2005, converted into 244,300 shares of OncoGenex’s preferred stock. OncoGenex will also pay us milestone payments totaling up to $5 million for the achievement of key clinical and regulatory milestones, and royalties on future product sales of these drugs. As of September 30, 2008, OncoGenex had not triggered any of the milestone payments related to OGX-427.

For the three and nine months ended September 30, 2008, we did not earn any revenue relating to our collaboration with OncoGenex, compared to $0 and $4,000 for the same periods in 2007.  Our balance sheet at December 31, 2007 included an investment of $1.5 million related to our equity investment in OncoGenex.  In August 2008, OncoGenex merged into Sonus Pharmaceuticals, a publicly traded company, and began doing business under the name OncoGenex Pharmaceuticals.  Prior to finalizing the merger, OncoGenex effected a 1:18 reverse stock split.  As a result of this merger, our equity investment in OncoGenex is now traded on a publicly traded exchange and at September 30, 2008 had a fair value of $227,000.  The carrying value of our equity investment in OncoGenex has been negatively affected by the unusually poor conditions of the financial markets recently.  As a result, we do not believe an impairment charge is appropriate at this time.  As of September 30, 2008 and December 31, 2007, our ownership interest in OncoGenex was less than 10%.

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

If Abbott acquires from us all of the remaining Ibis capital stock under the call option, Abbott will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis T5000 Biosensor Systems, including instruments, assay kits and successor products from the date of the final acquisition through December 31, 2025. These earn out payments equal 5% of Ibis’ cumulative net sales over $150 million and up to $2.1 billion, and 3% of Ibis’ cumulative net sales over $2.1 billion. The earn out payments may be reduced from 5% to as low as 2.5% and from 3% to as low as 1.5%, respectively, upon the occurrence of certain events. In addition, as part of the final acquisition, Ibis will distribute to us, immediately prior to the closing, all of Ibis’ cash on hand and any receivables or other payments due to Ibis under government contracts and grants held by Ibis as of the closing.

The call option initially expires on December 31, 2008. Until the expiration of the call option, we and Ibis must obtain Abbott’s consent before we or Ibis can take specified actions, such as amending Ibis’ certificate of incorporation, redeeming, repurchasing or paying dividends on Ibis’ capital stock, issuing any Ibis capital stock, entering into a transaction for the merger, consolidation or sale of Ibis, creating any Ibis indebtedness, or entering into any Ibis strategic alliance, joint venture or joint marketing agreement. In addition, the strategic alliance contains a make whole provision such that in the event of a liquidation or change of control of Ibis, Abbott will receive a payment equal to the price paid per share of the capital stock of Ibis acquired by Abbott in the initial investment and under the subscription right, plus a yield of 3% annually from the date Abbott purchased the Ibis common stock, prior to the distribution of any proceeds to any other holders of Ibis capital stock.

We valued each element of the initial transaction and as a result allocated $14.6 million to the initial stock purchase with the remaining $5.4 million allocated to the call option and the subscription right (the “derivative instruments”).  On June 27, 2008, Abbott exercised its subscription right and purchased an additional $20 million of Ibis’ common stock.  As a result of Abbott’s investments in Ibis, Abbott is a minority owner of Ibis.  Therefore, the cumulative value attributed to the initial and subsequent stock purchase of $34.6 million was recorded as a “Noncontrolling Interest in Ibis Biosciences, Inc.” on our Condensed Consolidated Balance Sheet.  As the strategic alliance progresses, this line item will be reduced by Abbott’s share of Ibis’ net losses, which were $1.2 million in the first nine months of 2008, until the balance becomes zero or until Abbott acquires Ibis.  The reductions to the Noncontrolling Interest in Ibis will be reflected in our Condensed Consolidated Statement of Operations using a similar caption and will improve our reported net loss.  At the close of the initial transaction, $5.4 million of combined value attributed to the derivative instruments was included in the current liabilities section of our Condensed Consolidated Balance Sheet. As required by current accounting rules, we revalue the derivative instruments at the end of each quarter until they expire or are exercised.  Since Abbott exercised the subscription right on June 27, 2008, the remaining liability of $1.1 million represents the fair value of only the call option at September 30, 2008.

In addition to the previously mentioned items, Ibis and Abbott have entered into two other important transactions, which enhance the two companies’ strategic alliance.  In the second quarter of 2008, Abbott entered into a distribution agreement with Ibis by paying Ibis $480,000 in the form of an up-front payment for the right to be a non-exclusive distributor for the marketing, promotion, solicitation, sales and distribution of Ibis assay kits and Ibis T5000 Biosensor Systems to customers worldwide.  In the third quarter of 2008, Ibis entered into a consulting agreement with Abbott primarily focused on advancing the regulatory work and implementing the quality systems necessary for Ibis to enter into the clinical diagnostics market.

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

The $15 million option fee is being amortized into revenue over Regulus’ six year period of performance.  The $5 million note is shown as a liability on our Condensed Consolidated Balance Sheet.  For the three and nine months ended September 30, 2008, we recognized revenue of $681,000 and $1.4 million, respectively, compared to $41,000 for the same periods in 2007.  The increase in 2008 is primarily due to the $15 million option fee received from GSK.  Our Condensed Consolidated Balance Sheets at September 30, 2008 included deferred revenue of $14.1 million compared to $214,000 at December 31, 2007.

6.             Segment Information and Concentration of Business Risk

Segment information

We report our financial results in three reportable segments, Drug Discovery and Development, Ibis and Regulus. Segment income (loss) from operations includes revenue less research and development expenses, cost of commercial revenue for our Ibis subsidiary, selling, general and administrative expenses, and other charges attributable to each segment.  See the Business Segments discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 below for additional information on the segments.

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

Our Regulus joint venture generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is information for revenue, income (loss) from operations and total assets by segment (in thousands):

	Drug Discovery and Development	Ibis	Regulus	Total
Three Months Ended September 30, 2008
Revenue:
Research and development	$27,807	$2,128	$681	$30,616
Commercial revenue (1)	—	624	—	624
Licensing and royalty	975	—	—	975
Total segment revenue	$28,782	$2,752	$681	$32,215
Income (loss) from operations	$3,316	$(5,430)	$(2,210)	$(4,324)

Three Months Ended September 30, 2007
Revenue:
Research and development	$7,242	$3,589	$41	$10,872
Commercial revenue (1)	—	1,049	—	1,049
Licensing and royalty	26,710	—	—	26,710
Total segment revenue	$33,952	$4,638	$41	$38,631
Income (loss) from operations	$11,393	$(1,248)	$(88)	$10,057

Nine Months Ended September 30, 2008
Revenue:
Research and development	$68,321	$6,072	$1,429	$75,822
Commercial revenue (1)	—	2,917	—	2,917
Licensing and royalty	7,790	—	—	7,790
Total segment revenue	$76,111	$8,989	$1,429	$86,529
Income (loss) from operations	$3,646	$(14,743)	$(5,191)	$(16,288)
Total assets as of September 30, 2008	$523,381	$35,239	$26,072	$584,692

Nine Months Ended September 30, 2007
Revenue:
Research and development	$9,258	$5,615	$41	$14,914
Commercial revenue (1)	—	2,490	—	2,490
Licensing and royalty	27,489	—	—	27,489
Total segment revenue	$36,747	$8,105	$41	$44,893
Loss from operations	$(23,165)	$(7,252)	$(88)	$(30,505)
Total assets as of December 31, 2007	$239,099	$9,313	$10,446	$258,858

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Partner A	52%	0%	36%	0%
Partner B	23%	13%	28%	11%
Partner C	10%	5%	11%	7%
Partner D	0%	69%	5%	59%

For the three months ended September 30, 2008 and 2007, we derived approximately 9% and 12%, respectively, of our revenue from agencies of the United States Government in aggregate, compared to 11% and 18% for the nine months ended September 30, 2008 and 2007, respectively.  For the first nine months of 2008 and 2007, none of our significant partners were agencies of the United States Government.

Contract receivables from three significant partners comprised approximately 25%, 19% and 14% of contract receivables at September 30, 2008. Contract receivables from three significant partners comprised approximately 25%, 19% and 11% of contract receivables at December 31, 2007.

7.                                    Subsequent Event

On October 15, 2008, we entered into a loan agreement related to an equipment financing.  Under the loan agreement, we may borrow up to $10 million in principal to finance the purchase of equipment.  Each loan under the loan agreement will have a term of approximately 3 years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement will be calculated based upon the 3 year interest rate swap at the time each draw down is made plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  In October 2008, we had drawn approximately $7.2 million in principal under this equipment financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the financial outlook for Isis Pharmaceuticals, Inc. as well as our Ibis Biosciences subsidiary and our Regulus joint venture, and the therapeutic and commercial potential of our technologies and products in development.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement, including those statements that are described as Isis’ goals and projections. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, in developing and commercializing systems to identify infectious organisms that are effective and commercially attractive, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 30 of this Report.

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

We protect our proprietary RNA-based technologies and products through our substantial and vast patent estate of more than 1,500 issued patents. We remain one of the largest patent holders in the U.S., and with our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets–our technology, our drugs, and the Ibis T5000 Biosensor System–they also form the basis for lucrative licensing and partnering arrangements. We have generated more than $118 million from our intellectual property licensing program that helps support our internal drug discovery and development programs.

In addition to the important progress we and our partners made with our second generation drugs in development and the achievements of our Ibis subsidiary in commercializing the Ibis T5000 Biosensor System, to date in 2008, we have completed several transactions that significantly strengthened our financial position.  In January 2008, we entered into a strategic alliance with Genzyme in which Genzyme made a $150 million equity investment in our common stock.  Subsequently in June 2008, we received an additional $175 million licensing fee from Genzyme when we completed the detailed mipomersen license agreement. Furthermore in January 2008, we and Ibis entered into a strategic alliance with Abbott in which Abbott made a $20 million investment in Ibis by purchasing 10.25% of Ibis’ common stock, a subscription right to purchase an additional 8.35% of Ibis’ common stock and a call option to acquire Ibis’ remaining equity for $175 million to $190 million.  Subsequently in June 2008, Abbott exercised its subscription right and made a second $20 million investment to purchase additional equity in Ibis.  In April 2008, Regulus entered into a strategic partnership with GSK. These partnerships have provided us with an aggregate of approximately $385 million in cash payments to date and the potential to earn over $2.1 billion in milestone payments.  We also will share in the future commercial success of the drugs resulting from these partnerships through profit sharing and royalties as well as in the commercial success of Ibis if Abbott acquires Ibis through earn out payments based on Ibis’ future cumulative sales.  These transactions represent the value that we are realizing from our extensive product pipeline and the successes of our partnering strategy, and provide us with the financial strength to continue to successfully execute our goals.

As evidenced from our recent partnering successes, we continue to benefit from our business strategy that enables us to discover and develop drugs and technologies, nurturing them until the right time to progress them to partners or to satellite companies.  This strategy has provided us with the financial strength and the diverse pipeline of drugs that we have today.  We plan to continue to add new drugs to grow our pipeline; already in 2008 we have added two drugs, PCSK9, our development candidate with BMS for which we earned a $2 million milestone payment and EXC001, a development candidate discovered by us and being developed by Excaliard Pharmaceuticals, Inc. for the local treatment of fibrosis.

Business Segments

We focus our business on three principal segments:

Drug Discovery and Development  Within our primary business segment, we are exploiting a novel drug discovery platform to create a broad pipeline of first-in-class drugs for us and our partners. Our proprietary technology enables us to rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and selecting the best drugs. This efficiency combined with our rational approach to selecting disease targets enables us to build a large and diverse portfolio of drugs designed to treat a variety of health conditions. We currently have 19 drugs in development. Our partners are licensed to develop, with our support, 15 of these 19 drugs, which substantially reduces our development costs. We focus our internal drug development programs mainly on drugs to treat cardiovascular and metabolic diseases. Our partners focus on disease areas such as ocular, viral, inflammatory and neurodegenerative diseases, and cancer.

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

Much of the development of the Ibis T5000 Biosensor System and related applications has been funded through government contracts and grants. As of September 30, 2008, we had earned $75.1 million in revenue under our government contracts and grants, and we have an additional $9.9 million committed under our existing contracts and grants.

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

Recent Events

Cardiovascular Program

•                   We initiated a Phase 3 mipomersen study in heterozygous Familial Hypercholesterolemia (FH) subjects with coronary artery disease.

•                   We completed enrollment of the pivotal Phase 3 mipomersen study in homozygous FH subjects.

•                   We were granted broad patent coverage for the therapeutic use of antisense compounds targeting apolipoprotein B, U.S. Patent No. 7,407,943 entitled “Antisense modulation of apolipoprotein B expression”.

•                   We initiated a Phase 1 study of ISIS 353512, an antisense drug that targets C-reactive protein.

Other Drug Programs

•                  ATL and Teva reported encouraging Phase 2 results for ATL/TV1102 at the World Congress on Treatment and Research in Multiple Sclerosis.

•                  Atlantic Healthcare received U.S. orphan drug designation for alicaforsen for the treatment of pouchitis.

•                    Excaliard selected a development compound, EXC001, for the local treatment of fibrosis and scarring.

•                  iCo Therapeutics Inc. reported interim data from an ongoing Phase 1 study of iCo-007 in patients with diffuse diabetic macular edema that showed that iCo-007 appears to be well tolerated.

•                  OncoGenex was granted Fast Track Designation from the U.S. Food & Drug Administration for OGX-011 in combination with docetaxel for progressive metastatic prostate cancer.

•                  OncoGenex reached an agreement with the FDA on the design of a Phase 3 registration trial of OGX-011 in patients with hormone refractory prostate cancer, via the Special Protocol Assessment process.

Ibis Biosciences

•                 Ibis received an additional $20 million investment from Abbott in June 2008 for a total investment of $40 million and 18.6 percent equity in Ibis, retaining Abbott’s exclusive option to purchase the remaining equity in Ibis.

•                    To date, in 2008, Ibis was awarded up to $11.6M in government grants and contracts to fund the expansion of applications of the Ibis technology.

•                  Ibis presented seven research studies highlighting the power of the Ibis T5000 to rapidly and accurately detect and characterize pathogens at the International Conference on Antimicrobial Agents and Chemotherapy (ICAAC) and the Annual Infectious Disease Society of America.

•                  Ibis provided the development plan for the next-generation instrument platform, which will build upon Ibis’ current technology and be tailored for use in a clinical diagnostic setting.

Regulus Therapeutics (microRNA Joint Venture)

•                    Regulus published research in Molecular and Cellular Biology demonstrating that the microRNA, miR-21, plays a key role in the regulation of certain cancer cells, including an aggressive form of brain cancer.

•                  Regulus published research in Cancer Cell showing that the microRNA, miR-296, is involved in promoting the formation of new blood vessels in cancer cells.

•                  Regulus added Stelios Papadopoulos to its Board of Directors and appointed Garry Menzel as Executive Vice President.

Additional Highlights

•                  We were granted patents that significantly expand the scope of Isis’ “Crooke” patent estate.  U.S. Patent No. 7,432,250 and U.S. Patent No. 7,432,249 add broad claims that cover RNA-based product compositions and methods of treatment.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2008 was $32.2 million and $86.5 million, respectively, compared to $38.6 million and $44.9 million for the same periods in 2007.  The significant increase in 2008 year to date revenue over 2007 was a result of our new collaborations.  As part of our strategic relationship with Genzyme, Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter paid us a licensing fee of $175 million. We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, and the licensing fee ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.

Quarter-to-quarter fluctuations in revenue are common for us as our revenue is significantly affected by the nature and timing of payments under agreements with our partners, including license fees and milestone-related payments.  For example, in the third quarter of 2007, we earned $26.5 million of licensing revenue from Alnylam’s sublicense of our technology for the development of RNA interference therapeutics to Roche.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Drug Discovery and Development:
Research and development revenue	$27,807	$7,242	$68,321	$9,258
Licensing and royalty revenue	975	26,710	7,790	27,489
	$28,782	$33,952	$76,111	$36,747

Ibis Biosciences:
Research and development revenue	$2,128	$3,589	$6,072	$5,615
Commercial revenue (1)	624	1,049	2,917	2,490
	$2,752	$4,638	$8,989	$8,105

Regulus Therapeutics:
Research and development revenue	$681	$41	$1,429	$41
	$681	$41	$1,429	$41

Total Revenue:
Research and development revenue	$30,616	$10,872	$75,822	$14,914
Commercial revenue (1)	624	1,049	2,917	2,490
Licensing and royalty revenue	975	26,710	7,790	27,489
	$32,215	$38,631	$86,529	$44,893

(1)          Ibis Biosciences’ commercial revenue has been classified as research and development revenue under collaborative agreements on Isis’ Condensed Consolidated Statements of Operations.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2008 was $27.8 million and $68.3 million, respectively, compared to $7.2 million and $9.3 million for the same periods in 2007. The increase was primarily due to revenue from our collaborations with BMS, OMI and Genzyme.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2008 was $975,000 and $7.8 million, respectively, compared to $26.7 million and $27.5 million for the same periods in 2007.  Licensing and royalty revenue in 2007 was higher primarily due to the $26.5 million licensing revenue that we earned from Alnylam in the third quarter of 2007.

Ibis Biosciences, Inc.

Ibis’ revenue for the three and nine months ended September 30, 2008 was $2.8 million and $9.0 million, respectively, compared to $4.6 million and $8.1 million for the same periods in 2007.  The increase in Ibis’ year to date 2008 revenue compared to the same period in 2007 was primarily a result of the government contracts awarded in late 2007 and 2008 and the increased number of Ibis’ T5000 Biosensor System placements.  So far in 2008, Ibis has been awarded up to $11.6 million of new contracts that support Ibis’ continued revenue growth by expanding the applications for the T5000 Biosensor System.  The decrease in revenue in the third quarter of 2008 compared to the same period in 2007 was primarily due to additional revenue that was recorded in the third quarter of 2007 resulting from a one-time favorable adjustment in our government contract rates.  Ibis’ revenue in 2008 included revenue from the distribution agreement Ibis and Abbott entered into in March 2008.  Because Ibis provides a full year of support for each Ibis T5000 Biosensor System following installation, Ibis is amortizing the revenue for instrument and assay kits over the period of this support obligation.

From inception through September 30, 2008, Ibis has earned $75.1 million in revenue from various government agencies to further the development of our Ibis T5000 Biosensor System and related assay kits. An additional $9.9 million is committed under existing contracts and grants. Ibis may receive additional funding under these contracts based upon a variety of factors, including the accomplishment of program objectives and the exercise of contract options by the contracting agencies. These agencies may terminate these contracts and grants at their convenience at any time, even if we have fully performed our obligations. Consequently, we may never receive the full amount of the potential value of these awards.

Regulus Therapeutics

Regulus’ revenue for the three and nine months ended September 30, 2008 was $681,000 and $1.4 million respectively, compared to $41,000 for the same periods in 2007.  The increase was primarily due to revenue from its collaboration with GSK. As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which Regulus began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2008 were $36.5 million and $102.8 million, respectively, compared to $28.6 million and $75.4 million for the same periods of 2007. Although operating expenses have increased in 2008 compared to 2007, our operating expenses in the third quarter of 2008 were essentially flat compared to operating expenses in the second quarter of 2008.

The higher year to date expenses in 2008 compared to 2007 were primarily due to increased activity levels related to our planned investment to fill our pipeline and the expansion of our clinical development programs, including increased expenses for manufacturing of drug supplies for our corporate partners and our internal drug development programs.  Additionally, Ibis’ operating expenses have increased by $8.2 million, excluding non-cash compensation expense related to stock options, in the first nine months of 2008 compared to the same period in 2007 to support the growth of its commercial business and the cost of activities to achieve milestones as part of Abbott’s investment and purchase option. Also contributing to the increase in operating expenses in the first nine months of 2008 compared to the same period in 2007 was an increase of $4.5 million, excluding non-cash compensation expense related to stock options, in expenses associated with our joint venture, Regulus.

Furthermore, contributing to the increase in operating expenses was an increase in non-cash compensation expense related to stock options. Non-cash compensation expense related to stock options was $4.1 million and $11.8 million for the three and nine months ended September 30, 2008 compared to $2.5 million and $7.2 million for the same periods in 2007, primarily reflecting the increase in our stock price from the first nine months of 2007 to the first nine months of 2008.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Drug Discovery and Development	$22,739	$20,581	$64,148	$53,996
Ibis Biosciences	7,743	5,489	22,351	14,145
Regulus Therapeutics	2,007	49	4,503	49
Non-cash compensation expense related to stock options	4,050	2,455	11,815	7,208
Total operating expenses	$36,539	$28,574	$102,817	$75,398

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to stock options. We believe non-cash compensation expense related to stock options is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs. Also included in research and development expenses are Ibis’ and Regulus’ research and development expenses. The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Research and development expenses	$28,863	$22,340	$80,239	$58,795
Non-cash compensation expense related to stock options	3,105	1,956	9,372	5,834
Total research and development expenses	$31,968	$24,296	$89,611	$64,629

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Drug Discovery and Development	$20,841	$18,014	$58,801	$47,626
Ibis Biosciences	6,207	4,278	17,545	11,121
Regulus Therapeutics	1,815	48	3,893	48
Non-cash compensation expense related to stock options	3,105	1,956	9,372	5,834
Total research and development expenses	$31,968	$24,296	$89,611	$64,629

For the three and nine months ended September 30, 2008, we incurred total research and development expenses, excluding non-cash compensation expense, of $28.9 million and $80.2 million, respectively, compared to $22.3 million and $58.8 million for the same periods in 2007. We attribute the increase to the expansion of our key programs, activities required to commercialize the Ibis T5000 Biosensor System and achieve milestones as part of the Abbott transaction and Regulus’ research activities.  Expenses related to Ibis and Regulus are discussed in separate sections below.

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

Antisense drug discovery costs, excluding non-cash compensation expense, for the three and nine months ended September 30, 2008 were $4.6 million and $13.4 million, respectively, compared to $3.6 million and $10.1 million for the same periods in 2007. The higher expenses in 2008 compared to 2007 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to support collaborative research efforts, which required an increase in personnel and lab supplies.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Mipomersen	$2,611	$3,165	$9,193	$7,387
Other antisense development projects	3,417	3,402	10,206	9,059
Development overhead costs	910	1,850	2,657	4,177
Non-cash compensation expense related to stock options	818	693	2,596	2,033
Total antisense drug development	$7,756	$9,110	$24,652	$22,656

Antisense drug development expenditures of $6.9 million and $22.1 million, excluding non-cash compensation expense related to stock options, for the three and nine months ended September 30, 2008 compared to $8.4 million and $20.6 million for the same periods in 2007.  We attribute the increase primarily to the continued development of mipomersen, including the Phase 3 program, and increases in our metabolic disease development projects.  Development overhead costs were $910,000 and $2.7 million for the three and nine months ended September 30, 2008, compared to $1.9 and $4.2 million for the same periods in 2007. The decrease in overhead costs was primarily a result of people shifting the hours they worked from non-project specific activities to specific projects related to the development of our drugs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 15 of our 19 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. This function is responsible for providing drug supplies to antisense drug discovery and antisense drug development, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements.  Manufacturing and operations expenses, excluding non-cash compensation expense, for the three and nine months ended September 30, 2008 were $3.3 million and $8.7 million, respectively, compared to $2.1 million and $5.0 million for the same periods in 2007. The increase was primarily due to the costs associated with the manufacturing of drug supplies for our corporate partners and our internal drug development programs.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Personnel costs	$2,678	$1,602	$5,545	$4,606
Occupancy	1,814	1,546	4,911	4,524
Depreciation and amortization	1,961	1,193	4,645	3,584
Insurance	227	227	680	715
Other	(98)	305	938	1,219
Non-cash compensation expense related to stock options	561	188	1,776	558
Total R&D support costs	$7,143	$5,061	$18,495	$15,206

R&D support costs, excluding non-cash compensation expense related to stock options, for the three and nine months ended September 30, 2008 were $6.6 million and $16.7 million, respectively, compared to $4.9 million and $14.6 million for the same periods in 2007.  The increase in the first nine months of 2008 compared to the first nine months of 2007 was primarily a result of the increase in additional expenses to support the continued development of our key programs and an increase in amortization associated with a non-cash charge for patents assigned to certain of our partners, offset by the $750,000 we received from Ercole in March 2008 as repayment of a convertible note that we had previously expensed.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Drug Discovery and Development	$6,010	$4,272	$14,695	$12,648
Ibis Biosciences	572	601	2,024	2,000
Non-cash compensation expense related to stock options	561	188	1,776	558
Total R&D support costs	$7,143	$5,061	$18,495	$15,206

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$3,626	$3,779	$10,763	$9,395
Non-cash compensation expense related to stock options	945	499	2,443	1,374
Total selling, general and administrative expenses	$4,571	$4,278	$13,206	$10,769

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Drug Discovery and Development	$1,898	$2,566	$5,347	$6,370
Ibis Biosciences	1,536	1,212	4,806	3,024
Regulus Therapeutics	192	1	610	1
Non-cash compensation expense related to stock options	945	499	2,443	1,374
Total selling, general and administrative expenses	$4,571	$4,278	$13,206	$10,769

Selling, general and administrative expenses, excluding non-cash compensation expense related to stock options, for the three and nine months ended September 30, 2008 were $3.6 million and $10.8 million, respectively, compared to $3.8 million and $9.4 million for the same periods in 2007.  The increase was primarily due to additional sales and customer support costs to maintain the commercial growth of the Ibis T5000 Biosensor System and expenses related to Regulus.  Expenses related to Ibis and Regulus are discussed in separate sections below.

Ibis Biosciences, Inc.

Ibis’ operating expenses include cost of commercial revenue for its commercial activities, research and development expenses and selling, general and administrative expenses. Ibis’ research and development expenses are primarily the result of its performance under government contracts in support of the ongoing development of the Ibis T5000 Biosensor System and related assay kits. Ibis’ research and development expenses include all contract-related costs it incurs on behalf of government agencies in connection with the performance of its obligations under the respective contracts, including costs for equipment to which the government retains title. Research and development expenditures in Ibis also include costs for scientists, laboratory supplies, chemicals and highly specialized consultants to advance the research and development of the Ibis T5000 Biosensor System. Further, we allocate a portion of R&D support costs to Ibis and include this allocation in Ibis’ research and development expenses. Ibis’ selling, general and administrative expenses include personnel and outside costs in the areas of business development, customer support, human resources, and finance. In addition, we allocate a portion of corporate expenses required to support Ibis to Ibis’ selling, general and administrative expenses.

The following table sets forth information on Ibis’ operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of commercial revenue	$203	$767	$1,751	$2,004
Research and development expenses	6,004	3,510	15,794	9,117
Selling, general and administrative expenses	1,536	1,212	4,806	3,024
Non-cash compensation expense related to stock options	439	397	1,381	1,212
Total Ibis operating expenses	$8,182	$5,886	$23,732	$15,357

Ibis’ operating expenses, excluding non-cash compensation expense related to stock options, were $7.7 million and $22.4 million for the three and nine months ended September 30, 2008, compared to $5.5 million and $14.1 million for the same periods in 2007, respectively. The increase in operating expenses primarily reflected an increase in costs to support the growth of Ibis’ commercial business including selling and support costs for the Ibis T5000 Biosensor System and the cost to achieve milestones as part of the Abbott transaction.  We expect expenses for Ibis to increase as we continue to expand this business.

Regulus Therapeutics

In September 2007, we and Alnylam formed Regulus, a joint venture focused on the discovery, development, and commercialization of microRNA therapeutics. Under accounting rules, we are considered the primary beneficiary of Regulus and consolidate the financial results of Regulus. As a result, our condensed consolidated financial statements include a line item called “Noncontrolling Interest in Regulus Therapeutics LLC.” On our Condensed Consolidated Balance Sheet, this line reflects Alnylam’s minority ownership of Regulus’ equity. As the joint venture progresses, this line item will be reduced by Alnylam’s share of Regulus’ net losses, which were $3.1 million and $87,000 for the first nine months of 2008 and 2007, respectively, until the balance becomes zero. The reductions to the Noncontrolling Interest in Regulus will be reflected in our Condensed Consolidated Statement of Operations using a similar line item and will provide a positive adjustment to our net loss equal to Alnylam’s share of Regulus’ losses. We anticipate Regulus’ expenses to increase as Regulus continues to advance its research and development activities, consisting primarily of increases to its staffing levels and outside research activities to achieve the milestones under its GSK collaboration.

Investment Income

Investment income for the three and nine months ended September 30, 2008 totaled $7.5 million and $13.1 million, respectively, compared to $2.6 million and $9.1 million for the same periods in 2007.  Included in investment income for 2008 are non-cash adjustments related to the value of the call option and subscription right that we granted to Abbott.  The non-cash adjustments increased investment income by $4.1 million and $4.3 million for the three and nine months ended September 30, 2008, respectively.  Excluding these non-cash adjustments, interest income would have been $3.4 million and $8.8 million for the three and nine months ended September 30, 2008.  Although we have a significantly higher average cash balance in 2008 because we received $325 million from Genzyme, $40.5 million from Abbott and $20 million from GSK, we anticipate interest income, without non-cash adjustments, to only be moderately higher in future quarters due to the current conditions in the financial markets.

Interest Expense

Interest expense for the three and nine months ended September 30, 2008 totaled $1.5 million and $4.3 million, respectively, compared to $1.5 million and $6.1 million for the same periods in 2007. The decrease in year to date interest expense was due to the effect of a lower average debt balance in the first nine months of 2008 compared to the first nine months of 2007 primarily related to the fact that a portion of our old 5 1/2% notes was outstanding until we repaid the remaining balance in May 2007.

In 2009, when we adopt the new convertible debt accounting standard, FSP No. APB 14-1, we anticipate that the amount of interest expense that is recorded in our statement of operations will increase due to the non-cash amortization of the debt discount.  For additional information about FSP No. APB 14-1, see Note 2, Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

Gain on Investments

Gain on investments for the first nine months ended September 30, 2007 was $3.5 million, reflecting a gain realized on the sale of the remaining equity securities of Alnylam that we owned.  We did not recognize any gain on investments for the first nine months of 2008.

Loss on Early Retirement of Debt

Loss on early retirement of debt for the first nine months ended September 30, 2007 was $3.2 million, reflecting the early extinguishment of our 5 1/2% convertible subordinated notes in the first half of 2007.  We did not recognize any loss on early retirement of debt for the first nine months of 2008.

Net Income (Loss)

Net income for the three months ended September 30, 2008 was $3.2 million and net loss for the nine months ended September 30, 2008 was $3.3 million, respectively, compared to net income of $20.0 million and net loss of $4.0 million for the same periods in 2007.  Our net loss for the first nine months of 2008 was lower than the first nine months of 2007 primarily due to a decrease in our loss from operations offset by the $23.2 million benefit that we recognized for nine months ended September 30, 2007 in the loss attributed to noncontrolling interest in Symphony GenIsis, Inc., resulting from our collaboration with Symphony GenIsis.  We did not record this benefit in 2008 because we purchased all of the equity of Symphony GenIsis in the third quarter of 2007, saving $75 million in the predetermined purchase price.

Net Income (Loss) Applicable to Common Stock

Net income applicable to common stock for the three months ended September 30, 2008 was $3.2 million and net loss applicable to common stock for the nine months ended September 30, 2008 was $3.3 million, compared to net loss applicable to common stock of $105.3 million and $129.3 million for the same periods in 2007.  In the third quarter of 2007, we purchased the equity of Symphony GenIsis.  The $125.3 million on our Condensed Consolidated Statement of Operations in the line item called Excess Purchase Price over Carrying Value of Noncontrolling Interest in Symphony GenIsis, Inc. represents a deemed dividend paid to the previous owners of Symphony GenIsis.  This deemed dividend only impacts our net loss applicable to common stock and our net loss per share calculations for the three and nine months ended September 30, 2007 and does not affect our net income (loss).

Net Income (Loss) Per Share

Basic and diluted net income per share for the three months ended September 30, 2008 was $0.03 per share.  Basic and diluted net loss per share for the nine months ended September 30, 2008 was $0.04 per share, compared to $1.25 per share and $1.57 per share for the three and nine months ended September 30, 2007.  The decrease in net loss per share for the first nine months of 2008 compared to the first nine months of 2007 was primarily a result of the decrease in net loss applicable to common stock discussed above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2008, we have earned approximately $663.8 million in revenue from contract research and development, the sale and licensing of our intellectual property and commercial revenue from sales of Ibis T5000 Biosensor Systems and assay kits, as well as revenue from Ibis’ assay services business.  From the time we were founded through September 30, 2008, we have raised net proceeds of approximately $800.7 million from the sale of our equity securities and we have borrowed approximately $548.8 million under long-term debt arrangements to finance a portion of our operations.

At September 30, 2008, we had cash, cash equivalents and short-term investments of $512.0 million and stockholders’ equity of $68.1 million. In comparison, we had cash, cash equivalents and short-term investments of $193.7 million and stockholders’ equity of $872,000 as of December 31, 2007.  As of September 30, 2008, we had consolidated working capital of $411.9 million compared to $145.1 million at December 31, 2007.  The cash we received in the first half of 2008 from Genzyme ($325.0 million), Abbott ($40.5 million) and GSK ($20.0 million) primarily led to the increase in our consolidated working capital offset by $68.9 million of deferred revenue from Genzyme and GSK that is included in current liabilities.

As of September 30, 2008, our debt and other long-term obligations totaled $168.0 million, compared to $170.1 million at December 31, 2007.  The decrease in our debt and other obligations was due to the full payment of the Silicon Valley Bank term loan in September 2008 partly offset by the $5 million convertible promissory note Regulus issued to GSK.  In October 2008, we also financed $7.2 million in capital additions under an equipment financing arrangement.  This equipment financing arrangement allows us to borrow up to $10 million in principal to finance the purchase of equipment.  We expect to use the remaining amount available under this arrangement over time to fund capital equipment acquisitions required to support our business.  We will continue to use equipment financing as long as the terms remain commercially attractive.

Based on our existing and committed cash, not including the cash we could receive from Abbott if Abbott completes its purchase of Ibis, we remain on track to meet our cash guidance with a 2008 year end cash balance greater than $450 million, which is sufficient to fund our activities for at least five years.

The following table summarizes our contractual obligations as of September 30, 2008. The table provides a breakdown of when obligations become due. A more detailed description of the major components of our debt is provided in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
GSK Convertible Promissory Note, including accrued interest	$5.1	$—	$5.1	$—	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$22.9	$3.5	$5.8	$3.9	$9.7

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a convertible promissory note from GSK and other obligations.

In December 2003, we obtained a $32.0 million term loan from Silicon Valley Bank which was to mature in December 2008. The term loan was payable in monthly payments of principal and interest and bore interest at the prime interest rate less applicable discounts based on the balances in the cash and investment accounts that we maintain at Silicon Valley Bank. The loan was secured by substantially all of our operating assets, excluding intellectual property, real estate, and certain equity investments. In September 2008, we paid off the remaining principal balance of $1.8 million plus accrued but unpaid interest.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. The $162.5 million convertible subordinated notes bear interest at 2 5/8%, which is payable semi-annually, and mature in 2027. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of common stock at a conversion price of $14.63 per share. We will be able to redeem these notes at a redemption price equal to 100.75% of the principal amount between February 15, 2012 and February 14, 2013; 100.375% of the principal amount between February 15, 2013 and February 14, 2014; and 100% of the principal amount thereafter. Holders of the 2 5/8% notes are also able to require us to repurchase the 2 5/8% notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100% of the principal amount of the 2 5/8% notes being repurchased plus accrued interest and unpaid interest. Using the net proceeds from the issuance of our 2 5/8% notes, in 2007 we repaid the entire $125 million of our 5 1/2% convertible subordinated notes due 2009.

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 5.00% at September 30, 2008.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or is not repaid in cash after three years, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2008 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Primarily as a result of the significant upfront funding that we received from our strategic alliance with Genzyme in 2008, we anticipate having significant taxable income in 2009.  To minimize our federal income tax liability, we plan to use our net operating loss carryforwards to offset a majority of our taxable income, subject to the completion of our Section 382 analysis.  For our California taxes, the recent tax law changes that were enacted with the 2008/2009 California Budget have suspended the use of net operating loss carryforwards in 2008 and 2009.  We intend to offset our California income tax liability to the full extent allowed under the tax regulations with our research and development tax credits, which is limited to 50 percent.  As a result, we anticipate having a large tax liability in 2009, which will require us to make an estimated tax payment in December 2009.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have exceeded our revenue since we were founded in January 1989. As of September 30, 2008, we had accumulated losses of approximately $831.1 million and stockholders’ equity of approximately $68.1 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Many of the drugs in our development pipeline are being developed and/or funded by corporate partners, including Altair Therapeutics Inc., Antisense Therapeutics Limited, Atlantic Healthcare (UK) Limited, Bristol-Myers Squibb Company, iCo Therapeutics Inc., Eli Lilly and Company, Merck & Co., Inc., OncoGenex Technologies Inc., Ortho-McNeil, Inc. and Teva Pharmaceutical Industries Ltd. In addition, in January 2008 we entered a major strategic alliance with Genzyme in which Genzyme will develop and commercialize mipomersen. If any of these pharmaceutical companies stop funding and/or developing these products, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these products on our own.

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

For example, in October 2008, Sequenom, Inc. filed a complaint in the U.S. District Court in Delaware alleging patent infringement by Ibis.

As a further example, in December 2006, the European Patent Office (EPO) Technical Board of Appeal reinstated with amended claims our Patent EP0618925 which claims a class of antisense compounds, any of which is designed to have a sequence of phosphorothioate-linked nucleotides having two regions of chemically modified RNA flanking a region of DNA. Prior to its reinstatement, this patent was originally opposed by several parties and revoked by an EPO Opposition Division in December of 2003. We intend to fully exercise our rights under this patent by pursuing licensing arrangements, but if licensing efforts are unsuccessful we may choose to assert our rights through litigation.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Based on our existing and committed cash, not including the cash we could receive from Abbott if Abbott completes its purchase of Ibis, we remain on track to meet our cash guidance with a 2008 year end cash balance greater than $450 million, which we expect will last for at least five years.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2008, the market price of our common stock ranged from $10.91 to $20.15 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

For the nine months ended September 30, 2008 and 2007, we derived approximately 11% and 18%, respectively, of our revenue from agencies of the U.S. government. Because of the concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. government contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2008.

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

On February 11, 2008 we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under our agreement with them. We have asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts have failed to achieve resolution of this dispute. Litigation is being pursued in Massachusetts Superior Court.

On October 31, 2008, Ibis received a copy of a complaint filed by Sequenom, Inc. in the U.S. District Court in Delaware. The Sequenom complaint alleges patent infringement by Ibis. We are evaluating the complaint.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

	Exhibit Number	Description of Document

	10.1	Amended and Restated License Agreement dated July 2, 2008 between the Registrant and OncoGenex Technologies Inc. (with certain confidential information deleted).

	31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 10, 2008

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accounting officer)	November 10, 2008