Form 10-Q
period 2009-03-31
ISIS PHARMACEUTICALS INC
filed 2009-05-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of May 4, 2009 was 98,130,347.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254,057	$217,918
Short-term investments	398,179	273,080
Contracts receivable	2,351	4,121
Inventories	2,591	2,718
Other current assets	6,514	5,085
Assets from discontinued operations (including cash and cash equivalents of $6.1 million as of December 31, 2008)	—	15,462
Total current assets	663,692	518,384

Property, plant and equipment, net	24,183	17,371
Licenses, net	16,276	16,861
Patents, net	16,616	16,260
Deposits and other assets	3,739	3,900
Total assets	$724,506	$572,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,445	$5,710
Accrued compensation	3,181	6,835
Income taxes payable	29,627	—
Accrued liabilities	7,750	9,557
Current portion of long-term obligations	2,876	2,065
Current portion of deferred contract revenue	85,581	92,662
Liabilities from discontinued operations	—	7,870
Total current liabilities	136,460	124,699
2 5/8% convertible subordinated notes	119,713	117,993
Long-term obligations, less current portion	11,370	9,938
Long-term deferred contract revenue	154,293	172,766
Total liabilities	421,836	425,396

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 97,965,475 and 97,172,380 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	98	97
Additional paid-in capital	967,648	960,361
Accumulated other comprehensive income	473	982
Accumulated deficit	(679,373)	(851,216)
Total Isis Pharmaceuticals, Inc. stockholders’ equity	288,846	110,224
Noncontrolling interest in Regulus Therapeutics Inc.	13,824	4,737
Noncontrolling interest in Ibis Biosciences, Inc. — discontinued operations	—	32,419
Total stockholders’ equity	302,670	147,380
Total liabilities and stockholders’ equity	$724,506	$572,776

(1)       The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements as adjusted for the required retroactive adoption of FSP 14-1 and SFAS 160.

See accompanying notes

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008 (1)
Revenue:
Research and development revenue under collaborative agreements	$29,685	$17,707
Licensing and royalty revenue	1,891	668
Total revenue	31,576	18,375

Expenses:
Research and development	28,541	21,785
General and administrative	3,677	2,831
Total operating expenses	32,218	24,616

Loss from operations	(642)	(6,241)

Other income (expense):
Investment income	2,192	3,035
Interest expense	(3,081)	(2,899)

Loss from continuing operations, before income tax benefit	(1,531)	(6,105)

Income tax benefit	717	—

Net loss from continuing operations, net of income tax benefit	(814)	(6,105)

Discontinued operations:
Loss from discontinued operations	(29)	(564)
Gain on sale of Ibis Biosciences, Inc., net of tax	171,773	—
Net income (loss) from discontinued operations, net of tax	171,744	(564)

Net income (loss)	170,930	(6,669)

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	913	883

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$171,843	$(5,786)

Basic net income (loss) per share:
Net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$—	$(0.06)
Net income (loss) from discontinued operations	1.76	—
Basic net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$1.76	$(0.06)
Shares used in computing basic net income (loss) per share	97,521	90,799

Diluted net income (loss) per share:
Net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$0.03	$(0.06)
Net income (loss) from discontinued operations	1.54	—
Diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$1.57	$(0.06)
Shares used in computing diluted net income (loss) per share	111,274	90,799

(1)       Adjusted for the required retroactive adoption of FSP 14-1 and SFAS 160.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(34,346)	$75,114

Investing activities:
Purchases of short-term investments	(224,186)	(73,921)
Proceeds from the sale of short-term investments	98,973	62,635
Purchases of property, plant and equipment	(3,141)	(1,373)
Acquisition of licenses and other assets	(210)	(84)
Purchases of strategic investments	(349)	—
Net cash used in investing activities	(128,913)	(12,743)

Financing activities:
Net proceeds from issuance of equity	6,143	2,727
Proceeds from equipment financing arrangement	2,705	—
Principal payments on debt and capital lease obligations	(517)	(1,738)
Proceeds from stock purchase by Genzyme Corporation, net of fees	—	49,962
Proceeds from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	175,000	20,000
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	10,000	—
Net cash provided by financing activities	193,331	70,951

Net increase in cash and cash equivalents	30,072	133,322
Cash and cash equivalents at beginning of period	223,985	138,614
Cash and cash equivalents at end of period	$254,057	$271,936

Supplemental disclosures of cash flow information:
Interest paid	$2,250	$2,244
Income taxes paid	$350	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$5,016	$1,372

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2009 and 2008 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2008. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. The condensed consolidated financial statements have been adjusted for the required retroactive adoption of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) and Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.  See Note 5, Long-Term Obligations for additional information about FSP 14-1. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”), our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc.  In addition to our wholly owned subsidiaries, our condensed consolidated financial statements include one variable interest entity, Regulus Therapeutics Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) 46R (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51.  As a result of completing the sale of Ibis Biosciences, Inc. to Abbott Molecular Inc., or AMI, in January 2009, we have presented Ibis’ financial position and results of operations separately as discontinued operations in our condensed consolidated financial statements in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have reclassified amounts in the prior period financial statements to conform to the current period presentation.  Prior to the sale of Ibis, we identified Ibis as a variable interest entity that we consolidated.  All significant intercompany balances and transactions have been eliminated.

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

As part of our Genzyme strategic alliance, in February 2008 Genzyme Corporation made a $150 million equity investment in us by purchasing 5 million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration, which began in January 2008.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee that we received in June 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.

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

Short-term investments

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities except Regulus, our majority owned subsidiary, which we consolidate with our financial results. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies under the cost method of accounting according to Accounting Principles Board (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments during the three months ended March 31, 2009 and 2008.

Inventory valuation

In accordance with SFAS 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs during the first three months of 2009 and 2008.  Total inventory, which consisted of raw materials, was $2.6 million and $2.7 million as of March 31, 2009 and December 31, 2008, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent. For the first quarter of 2009 and 2008, we recorded a non-cash charge of $186,000 and $96,000, respectively, which we included in research and development expenses, related to the assignment of patents to certain of our partners and the write-down of our patent costs to their estimated net realizable values.

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

Basic and diluted net income (loss) per share

We follow the provisions of SFAS 128, Earnings per Share. We compute basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur from the following items:

•                  2 5/8% convertible subordinated notes;

•                  GSK convertible promissory note;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

Computations for basic and diluted net income (loss) per share are as follows:  (in thousands, except per share amounts)

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended March 31, 2009
Basic net income per share:
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$99
Net income from discontinued operations, net of taxes	171,744
Total basic net income	$171,843	97,521	$1.76
Diluted net income per share:
Dilutive stock options	—	2,286
2 5/8% convertible subordinated notes, net of tax	2,379	11,111
GSK convertible promissory note, net of tax	12	185
Warrants issued to Symphony GenIsis Holdings LLC	—	171
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders plus assumed conversions	2,490
Net income from discontinued operations, net of taxes	171,744
Total diluted net income	$174,234	111,274	$1.57

Potentially dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options	4,159

As we incurred a loss for the three months ended March 31, 2008, we did not include diluted common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended March 31, 2008
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(5,222)
Net loss from discontinued operations	(564)
Total basic and diluted net loss	$(5,786)	90,799	$(0.06)

Consolidation of variable interest entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of March 31, 2009, we had collaborative arrangements with eight entities that we consider to be variable interest entities under FIN 46R. For the three months ended March 31, 2009, our condensed consolidated financial statements include one variable interest entity, Regulus, for which we were the primary beneficiary.  For the three months ended March 31, 2008, our condensed consolidated financial statements include two variable interest entities, Ibis and Regulus, for which we were the primary beneficiary.  Prior to completing the sale of Ibis to AMI in January 2009, we identified Ibis as a variable interest entity that we consolidated.

Noncontrolling Interests

On January 1, 2009, we adopted SFAS 160.  This statement recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity.  Although the adoption of SFAS 160 did not impact our results of operations and financial position, SFAS 160 required us to reclassify noncontrolling interests as stockholders’ equity, include the net loss attributable to noncontrolling interests as part of our consolidated net income (loss) and provide additional disclosures as part of our financial statements.  As required by SFAS 160, we implemented the presentation and disclosure requirements of this new standard retrospectively to all periods presented.

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the quarter ended March 31, 2009 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Ibis	Regulus	equity
Balance at December 31, 2008	97,172	$97	$960,361	$982	$(851,216)	$32,419	$4,737	$147,380
Comprehensive income:
Net income (loss)	—	—	—	—	171,843	—	(913)	170,930
Change in unrealized losses	—	—	—	(509)	—	—	—	(509)
Comprehensive income	—	—	—	—	—	—	—	170,421
Options exercised and employee stock purchase plan issuances	793	1	6,142	—	—	—	—	6,143
Share-based compensation expense	—	—	1,145	—	—	—	—	1,145
Sale of Ibis to AMI	—	—	—	—	—	(32,419)	—	(32,419)
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	—	10,000	10,000
Balance at March 31, 2009	97,965	$98	$967,648	$473	$(679,373)	$—	$13,824	$302,670

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the quarter ended March 31, 2008 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Ibis	Regulus	equity
Balance at December 31, 2007	87,239	$87	$882,633	$538	$(833,044)	$—	$9,371	$59,585
Comprehensive loss:
Net loss	—	—	—	—	(5,786)	(105)	(883)	(6,774)
Change in unrealized gains	—	—	—	1,585	—	—	—	1,585
Comprehensive loss	—	—	—	—	—	—	—	(5,189)
Options exercised and employee stock purchase plan issuances	349	—	2,727	—	—	—	—	2,727
Warrants exercised	407	1	—	—	—	—	—	1
Share-based compensation expense	—	—	3,759	—	—	—	—	3,759
Issuance of common stock to Genzyme	5,000	5	49,956	—	—	—	—	49,961
AMI’s capital contribution to noncontrolling interest	—	—	—	—	—	14,471	—	14,471
Balance at March 31, 2008	92,995	$93	$939,075	$2,123	$(838,830)	$14,366	$8,488	$125,315

Convertible debt

On January 1, 2009, we adopted FSP 14-1.  This standard requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest cost in subsequent periods.  Using the provisions of FSP 14-1, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  As required by FSP 14-1, we implemented this standard retrospectively to all periods presented.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations.

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

For the quarter ended March 31, 2009 and 2008, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.8%	3.1%
Dividend yield	0.0%	0.0%
Volatility	57.0%	55.0%
Expected Life	4.9 years	4.6 years

ESPP:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	0.3%	3.3%
Dividend yield	0.0%	0.0%
Volatility	70.4%	56.7%
Expected Life	6 months	6 months

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

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 (in thousands, except per share data) was allocated as follows:

	Three Months Ended March 31,
	2009	2008

Research and development	$2,260	$2,716
General and administrative	443	567
Non-cash compensation expense related to stock options included in continuing operations	2,703	3,283
Non-cash compensation expense (benefit) related to stock options included in discontinued operations	(1,558)	476
Total	$1,145	$3,759

Basic stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.03)	$(0.04)
Net income per share included in discontinued operations	0.02	—
Total	$(0.01)	$(0.04)

Diluted stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.02)	$(0.04)
Net income per share included in discontinued operations	0.01	—
Total	$(0.01)	$(0.04)

As part of our Regulus joint venture, both we and Alnylam Pharmaceuticals, Inc. issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  In addition, we and Alnylam issued our own company’s stock options to those employees of each company who were seconded to Regulus under the three companies’ limited liability agreement.  These employees became Regulus employees in January 2009 as part of Regulus’ conversion to a C-Corporation.  As part of the conversion, both we and Alnylam modified our own company’s stock options issued to Regulus’ employees, members of Regulus’ Board of Directors and Scientific Advisory Board to stop vesting in these stock awards before the awards were fully vested.  Additionally, in February 2009, Regulus issued options to purchase its own common stock to Regulus’ employees, members of Regulus’ Board of Directors and members of Regulus’ Scientific Advisory Board.  Consistent with our accounting policies discussed above, Regulus accounts for these options using SFAS 123R for employees and members of Regulus’ Board of Directors and EITF 96-18 for members of Regulus’ Scientific Advisory Board.  Regulus records the expenses associated with these options on its books.

As of March 31, 2009, total unrecognized compensation cost related to non-vested stock-based compensation plans was $18.5 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.5 years.

Impact of recently issued accounting standards

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

•     FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements. FSP FAS 157-4 must be applied prospectively.

•     FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 must be applied retrospectively.

•     FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 must be applied prospectively.

These FSPs are effective for interim and annual periods ending after June 15, 2009, which will be effective for our quarter ending June 30, 2009.  We are currently evaluating what the impact of adopting these FSPs will have on our condensed consolidated financial statements.

3.                                      Discontinued Operations

In 2008, AMI purchased approximately 18.6% of the issued and outstanding common stock of Ibis for a total purchase price of $40 million.  In December 2008, we, Ibis and AMI executed a stock purchase agreement (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, AMI purchased the remaining equity in Ibis from us for $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.

We reflect Ibis as a discontinued operation because Ibis meets the criteria for a component of an entity under SFAS 144.  Accordingly, we have presented the operating results of Ibis in our Condensed Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations in the first quarter of 2009 primarily consists of the $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income tax expense.  The components of discontinued operations for the periods presented are as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Revenue	$—	$2,979
Total operating expenses	35	5,569
Loss from operations	(35)	(2,590)
Other income, net	—	1,921
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	6	105
Loss from discontinued operations	(29)	(564)
Gain on sale of Ibis Biosciences, Inc., net of tax	171,773	—
Net income (loss) from discontinued operations, net of tax	$171,744	$(564)

At December 31, 2008, we had the following assets and liabilities as assets and liabilities from discontinued operations in our accompanying Condensed Consolidated Balance Sheets (in thousands):

Cash and cash equivalents	$6,067
Contracts receivable	818
Inventories	1,422
Property, plant and equipment, net	2,792
Patents, net	2,001
Other assets	2,362
Assets from discontinued operations	$15,462
Accounts payable	2,632
Accrued compensation	371
Accrued liabilities	1,982
Notes payable	585
Deferred contract revenue	2,300
Liabilities from discontinued operations	$7,870
Noncontrolling interest in Ibis Biosciences, Inc. — discontinued operations	$32,419

As permitted by SFAS 95, Statement of Cash Flows, we have not separately classified cash flows from discontinued operations in our Condensed Consolidated Statement of Cash Flows.

4.                                    Fair Value Measurements

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We measure our assets and liabilities that SFAS 157 requires us to measure at fair value on a recurring basis using the following inputs in accordance with SFAS 157 at March 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments (1)	$622,735	$314,332	$308,403	$—
Equity securities (2)	1,816	1,816	—	—
Total	$624,551	$316,148	$308,403	$—

(1)          Included in cash and cash equivalents and short-term investments on our Condensed Consolidated Balance Sheet.

(2)          Included in other current assets on our Condensed Consolidated Balance Sheet.

5.                                    Long-Term Obligations

Convertible Subordinated Notes

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8%, which is payable semi-annually. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. At December 31, 2008, the principal and accrued interest outstanding on the notes was $162.5 million and $1.6 million, respectively.  In the first quarter of 2009, we included 11.1 million shares of our common stock in the computation of diluted net loss per share for the conversion of the 2 5/8% Notes.  We did not include any shares in the first quarter of 2008 because the effect would have been anti-dilutive.

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

In 2009, we began accounting for the 2 5/8% Notes using the guidance contained in FSP 14-1.   This standard requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in us recording our convertible debt at a discount.  FSP 14-1 then requires us to amortize the resulting debt discount over the expected life of the debt as additional non-cash interest expense. FSP 14-1 requires retrospective application to all periods presented.  Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate for the notes was 9.3%.  As a result, we retrospectively adjusted the carrying value of the notes.  Below is a table summarizing the changes to our balance sheet as of December 31, 2008 as a result of adopting this new accounting standard (in thousands):

	As Originally Reported	As Adjusted	Effect of Change
Debt issuance costs (included in deposits and other assets)	$3,943	$2,569	$(1,374)
2 5/8% convertible subordinated notes	$162,500	$117,993	$(44,507)
Additional paid-in capital	$905,721	$960,361	$54,640
Accumulated deficit	$(839,708)	$(851,216)	$(11,508)

Additionally, we adjusted interest expense for the first quarter of 2008 to reflect our nonconvertible debt borrowing rate as follows (in thousands):

	As Originally Reported	As Adjusted	Effect of Change	Effect of Change per share (Basic and Diluted)
Interest expense:

First quarter 2008	$1,398	$2,899	$1,501	$0.02

As a result of adopting FSP 14-1, interest expense for the first quarter 2009 includes $1.7 million, or $0.02 and $0.01 for basic and diluted per share, respectively, of non-cash interest expense related to the amortization of the debt discount.

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing.  Under the loan agreement, we may borrow up to approximately $10 million in principal to finance the purchase of equipment.  The $10 million includes the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  In October 2008, we drew down $6.6 million in principal under the loan agreement at an interest rate of 7.22%.  In March 2009, we drew down an additional $2.7 million in principal under this loan agreement at an interest rate of 6.28%.  We have now drawn down the full amount available under the loan.  The carrying balance under this loan agreement at March 31, 2009 and December 31, 2008 was $8.7 million and $6.5 million, respectively.

6.                                    Income Taxes

Primarily as a result of the significant upfront funding that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year, we will have a substantial amount of taxable income in 2009.  To reduce our tax liability, we will offset a portion of the taxable income with our projected 2009 loss from continuing operations.  We will also use some of our net operating loss carryforwards (NOL’s) to reduce our federal income taxes in 2009.  The tax law changes that were enacted with the 2008/2009 California Budget have suspended our ability to use NOL’s to offset our California tax expense for 2009.  However, we will offset our California income tax liability to the full extent allowed under the tax regulations with our research and development tax credit carryforwards, which California tax regulations limit to 50% of our California liability.  After using all of our allowable losses and tax credits to reduce our tax liability, we estimate that our annual tax expense will be approximately $20 to 25 million for the entire year of 2009.

SFAS 109, Income Taxes, requires us to allocate our 2009 tax expense between discontinued operations and continuing operations in our Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, SFAS 109 requires us to record the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, the allocation rules of SFAS 109 require us to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which we describe below.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first quarter of 2009.

SFAS 109 requires us to include an income tax benefit in continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income. We calculated this benefit by applying our estimated effective tax rate to our loss from continuing operations for the quarter. As a result, in the first quarter of 2009, we recorded an income tax benefit of $717,000.

At March 31, 2009, our balance sheet includes an income tax payable of $29.6 million.  For each quarter in which we incur a loss from continuing operations during the rest of this year, we will record an income tax benefit using the calculation above. The income tax benefit we record each quarter will reduce our overall tax expense and income tax payable until we reach our estimated annual amount of $20 to 25 million at the end of 2009.

Pursuant to Internal Revenue Code Sections 382 and 383, annual usage of our NOL’s and credit carryforwards to offset future taxable income may be limited due to changes in ownership of more than 50%.  We recently completed a Section 382 analysis and determined that we have not experienced a change in ownership that limits our ability to use our NOL’s and credit carryforwards that we had accumulated through December 31, 2008.  At December 31, 2008, we had federal, California and foreign tax net operating loss carryforwards of approximately $591.1 million, $180.6 million and $1.1 million, respectively. The Federal and California tax loss carryforwards will continue to expire in 2010 and 2013, respectively, unless previously utilized.  We also had federal and California research and development tax credit carryforwards of approximately $31.3 million and $22.2 million, respectively. The Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless utilized.  The California research and development tax credit carryforwards are available indefinitely.  The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50% to 60% limitation on the utilization of prior years’ California loss carryforwards. The foreign tax losses may be carried forward indefinitely and used to offset future taxable profits, provided there is no substantial change in ownership.

7.                                    Collaborative Arrangements and Licensing Agreements

The information discussed below represents material changes to partnerships entered into prior to 2009.  There are no other material changes from the information provided in Note 7—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Regulus Collaboration

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development, and commercialization of microRNA-based therapeutics.  We and Alnylam each granted Regulus exclusive rights to our respective intellectual property for microRNA therapeutic applications, including a portfolio of over 900 patents and patent applications (including over 600 issued patents) owned by us and Alnylam pertaining to chemical modifications as well as certain early fundamental patents in the microRNA field, including the “Tuschl III”, “Sarnow” and “Esau” patent series.  Alnylam made an initial investment of $10 million in Regulus to balance venture ownership. Thereafter, we and Alnylam share funding of Regulus. We own 51% of Regulus and Alnylam owns the remaining 49%. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

We and Alnylam provide Regulus research and development and general and administrative services under the terms of a services agreement.

In January 2009, Regulus completed a legal reorganization from an LLC to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing.  We and Alnylam were the sole and equal investors in the financing. Since we are consolidating the financial results of Regulus, our cash and cash equivalents balance only increased by the $10 million Alnylam contributed.

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

Our Regulus segment generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

Three Months Ended March 31, 2009	Drug Discovery and Development	Regulus	Total

Revenue:
Research and development	$29,047	$638	$29,685
Licensing and royalty	1,891	—	1,891
Total segment revenue	$30,938	$638	$31,576
Income (loss) from operations	$1,223	$(1,865)	$(642)
Total assets as of March 31, 2009	$695,335	$29,171	$724,506

Three Months Ended March 31, 2008	Drug Discovery and Development	Regulus	Total

Revenue:
Research and development	$17,615	$92	$17,707
Licensing and royalty	668	—	668
Total segment revenue	$18,283	$92	$18,375
Loss from operations	$(4,806)	$(1,435)	$(6,241)
Total assets as of December 31, 2008 (1)	$533,637	$23,677	$557,314

(1)  Total assets do not include $15.5 million of assets from discontinued operations as of December 31, 2008.

Concentrations of business risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2009	2008
Partner A	53%	34%
Partner B	22%	44%
Partner C	8%	12%

Contract receivables from three significant partners comprised approximately 30%, 30% and 20% of contract receivables at March 31, 2009. Contract receivables from three significant partners comprised approximately 25%, 18% and 14% of contract receivables at December 31, 2008.

9.                                      Subsequent Event

In April 2009, we and Alnylam formed a new collaboration focused on the development of single-stranded RNAi (ssRNAi) technology.  As part of the collaboration, we have co-exclusively licensed our ssRNAi technology to Alnylam in exchange for upfront payments, research and development milestone payments, and royalties.  The alliance provides Alnylam with access to our intellectual property and expertise regarding the development of ssRNAi antisense drugs, while both companies will have the opportunity to discover and develop drugs employing the new technology.  In addition to the new collaboration, we and Alnylam also extended our broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.

Under the terms of the licensing and collaboration agreement, Alnylam paid us an upfront license fee of $11 million and will potentially pay us up to $20 million in additional license fees payable in three tranches that include $10 million in 18 months or earlier if in vivo efficacy in rodents is demonstrated sooner, $5 million upon achievement of in vivo efficacy in non-human primates, and $5 million upon initiation of the first clinical trial with an ssRNAi drug. Alnylam will fund research activities at a minimum of $3 million each year for three years with research development activities conducted both at Isis and Alnylam.  If Alnylam develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, we will receive milestones and royalties.  Also, initially we are eligible to receive up to 50 percent of any sublicense payments due to Alnylam based on Alnylam partnering of ssRNAi products, which will decline over time as Alnylam’s investment in the technology and drugs increases.  In turn, Alnylam is eligible to receive up to 5 percent of any sublicense payments due to us based on our partnering of ssRNAi products. Both we and Alnylam are eligible to receive royalties from each other on any ssRNAi products developed by the other company.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and Regulus Therapeutics, our majority-owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 28 of this Report.

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  Our highly efficient and prolific drug discovery platform enables us to expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key value inflection points.  In this way, our organization remains small and focused.  We discover new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development and commercialization expertise.  For example, we partner our drugs with leading pharmaceutical companies with mature development, commercialization and marketing expertise, such as BMS, Genzyme, Lilly and OMJP.  Additionally, we created a consortium of smaller companies that can broadly exploit the technology with their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam and Regulus, our jointly owned company focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities through collaborations with Achaogen and Archemix. Beyond human therapeutics, we benefit from the commercialization of products of our inventions by other companies that are better positioned to maximize the commercial potential of these inventions, such as our Ibis Biosciences subsidiary, which we sold to AMI in the first quarter of 2009.  All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,600 issued patents.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for attractive licensing and partnering arrangements. To date, we have generated more than $357 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Over the past two years, we have established a number of notable pharmaceutical partnerships, which include Genzyme, BMS and OMJP, to develop and commercialize certain of our key cardiovascular and diabetes drugs.  Since 2007, we have also added more than $750 million in cash from our partnerships.  If our current partnerships continue to be successful, we have the opportunity to earn additional milestone payments.  We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

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

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for all prior periods in our financial statements separately as discontinued operations and therefore Ibis is no longer included in our segment reporting.  Net income from discontinued operations in the first quarter of 2009 primarily consists of a $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income taxes.

Recent Events

Drug Development Highlights

Mipomersen, the most advanced drug in our cardiovascular pipeline, is being evaluated in a broad Phase 3 program in patients who cannot adequately control their cholesterol levels with current therapies and who need new treatment options.

•                  We and Genzyme initiated a Phase 3 study evaluating mipomersen in severe hypercholesterolemia patients. This latest mipomersen study is the fourth new clinical study initiated by us and Genzyme since the formation of the collaboration in early 2008.

•                  The regulatory strategy for European approval of mipomersen continues to evolve.  Genzyme is planning an initial European submission for homozygous Familial Hypercholesterolemia, or FH, with timing expected to be similar to that of the United States homozygous FH submission anticipated in the second half of 2010.  Data from the severe hypercholesterolemia trial should be available at the time of this submission and may be basis for a broader indication.  A potential second filing in Europe for patients with heterozygous FH could take place as early as late 2012.  Genzyme will await data from an outcomes study prior to making additional submissions to potentially expand mipomersen’s indication.

Our internal and partnered pipeline continues to mature as drugs in the pipeline advance in clinical development.

•                  We initiated a Phase 1 clinical study of ISIS-SGLT2Rx for the treatment of type 2 diabetes, in healthy volunteers.

•                  Investigators participating in a Phase 1 study of iCo-007 presented data from an interim analysis of the study that showed iCo-007 appears to be well tolerated and demonstrates promising signs of activity in patients with diffuse diabetic macular edema.

•                  OncoGenex reached an agreement with the FDA on the design of a second Phase 3 registration trial of OGX-011 that features durable pain palliation as the primary endpoint in patients with castrate resistant prostate cancer, via the Special Protocol Assessment process.

We broadened our pipeline with the addition of new drugs that our partners are developing including,

•                  A novel aminoglycoside drug, ACHN-490, which Achaogen is developing to treat bacterial infections.

We continue to expand our research and development activities including the evaluation of new and novel targets to treat diseases.

•                  We presented research at the American Association for Cancer Research (AACR) annual meeting demonstrating the potential of new RNA targets, including a class of non-coding RNAs, to treat cancer.

•                  We and our collaborators highlighted new antisense therapeutic programs and targets to treat cardiovascular disease and thrombosis at the Arteriosclerosis, Thrombosis and Vascular Biology (ATVB) annual conference, including data from a post-hoc analysis of a recently completed clinical study of mipomersen in which treatment with mipomersen resulted in a decrease in apoC-III.

•                  One of our scientist was awarded the 2008 Ebert Prize for published research that provided the first proof-of-concept for the oral administration of antisense drugs in man.

Corporate Highlights

We continue to execute our business strategy by monetizing key assets with partners to continue the development and commercialization of the assets with attractive terms in upfront payments, milestone payments and participation in the commercial success of each asset.

•                  We sold our Ibis subsidiary to AMI for a total purchase price of $215 million, plus an earn out on sales of assay kits and services.

We benefit financially as our partners advance drugs in development while also receiving upfront and royalty payments.  This strategy provides us with cash while the drugs in our pipeline mature in clinical development.

•                  We received a $1 million milestone payment from Achaogen for the filing of an IND for Achaogen’s aminoglycoside drug, ACHN-490.

We also benefit from our partnerships focused on developing and advancing certain RNA-based therapeutic technologies. These partnerships take advantage of our dominant intellectual property estate, expertise, and ongoing innovation and allow us to participate in newly emerging approaches to RNA-based therapeutics and augment our active programs in these areas.

•                  We received $1 million from Alnylam related to Alnylam’s alliance with Cubist Pharmaceuticals, Inc.

•                  We also earned a milestone payment from Alnylam related to Alnylam’s clinical development of ALN-VSP in patients with advanced liver cancers.

•                  We co-exclusively licensed our single-strand RNA interference (ssRNAi) technology to Alnylam as part of a new strategic initiative to continue to develop the ssRNAi platform.

Regulus Therapeutics, our and Alnylam’s jointly owned company, continues to make significant progress in all areas of its business.  We continue to support Regulus as it translates one of the most important new discoveries in biology into a novel approach for treating disease.

•                  Regulus raised $20 million in a Series A financing in which we and Alnylam were the sole and equal investors in the financing.

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

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Convertible debt

On January 1, 2009, we adopted FSP 14-1.  This standard requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest cost in subsequent periods.  Using the provisions of FSP 14-1, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  As required by FSP 14-1, we implemented this standard retrospectively to all periods presented.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations.

Determining the fair value of the debt component requires the use of accounting estimates and assumptions.  These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and in effect, the associated non-cash interest expense.  According to FSP 14-1, the carrying amount of the liability component is determined by measuring the fair value of a similar debt instrument that does not have the conversion feature.  If no similar debt instrument exists, estimates of fair value are primarily determined using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2009 was $31.6 million compared to $18.4 million for the same period in 2008.  This increase in revenue is primarily due to an increase in revenue from our collaboration with Genzyme.  As part of our strategic relationship with Genzyme, in the first quarter of 2008 Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter paid us a license fee of $175 million.  We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, and the license fee ratably into revenue through June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  Revenue from Genzyme was higher in 2009 because the first quarter of 2008 only included revenue from amortization of the stock premium.  Also contributing to the increase was the revenue Regulus earned from its strategic alliance with GSK which began in April 2008. Although not a material factor in the quarter to quarter change in revenue, we also earned revenue from the research and development we performed for our partners and from ongoing licensing agreements. Our satellite companies also continued to contribute to our revenue from sublicensing fees, milestone payments and contract manufacturing. Although less predictable than the previously mentioned revenue sources, revenue from these sources contributes meaningfully to our total revenue. Beginning in the second quarter, we will recognize revenue related to our recent license agreement with Alnylam, which will consist of the amortization of the $11 million upfront fee and the research funding we will earn as part of the collaboration, as well as the milestone payment we earned when Alnylam initiated clinical trials on ALN-VSP.

Collaborations with Genzyme, OMJP, BMS and Regulus’ strategic alliance with GSK include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received and from research and development funding.

Period to period fluctuations in our revenue are common because the nature and timing of payments under agreements with our partners, including license fees and milestone payments, significantly affects our revenue.  For example, in the first quarter of 2009, we also earned $1 million of sublicensing revenue from Alnylam, and a $1 million milestone payment as a result of Achaogen’s IND filing for its aminoglycoside drug, ACHN-490.  Half of Achaogen’s payment consisted of Achaogen securities; therefore we only recorded $500,000 of revenue because we do not recognize revenue when we receive equity in private companies.  We also earned $1.4 million in the first quarter of 2009 when we sold ATL/TV-1102 drug substance to Teva Pharmaceuticals Industries Ltd. for use in its clinical trials.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Drug Discovery and Development:
Research and development revenue	$29,047	$17,615
Licensing and royalty revenue	1,891	668
	$30,938	$18,283

Regulus Therapeutics:
Research and development revenue	$638	$92
	$638	$92

Total revenue:
Research and development revenue	$29,685	$17,707
Licensing and royalty revenue	1,891	668
	$31,576	$18,375

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2009 was $29.0 million, compared to $17.6 million for the same period in 2008. The significant increase was primarily due to the increase in revenue from our collaboration with Genzyme described above.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2009 was $1.9 million, compared to $668,000 for the same period in 2008. The increase primarily relates to the $1 million sublicensing revenue received in the first quarter of 2009 from Alnylam when Alnylam entered into a transaction with Cubist that included technology we had licensed to Alnylam.

Regulus Therapeutics

Regulus’ revenue for the first quarter ended March 31, 2009 was $638,000, compared to $92,000 for the same period in 2008.  The increase was primarily due to revenue from its collaboration with GSK. As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which Regulus began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement.

Operating Expenses

Operating expenses for the quarter ended March 31, 2009 were $32.2 million compared to $24.6 million for the same period of 2008. The higher expenses in 2009 compared to 2008 were primarily due to the expansion of our clinical development programs, including additional expenses associated with the development of mipomersen, and expenses for Regulus.

The increase was partly offset by the decrease in non-cash compensation expense related to stock options. Non-cash compensation expense related to stock options was $2.7 million for the first quarter of 2009 compared to $3.3 million for the same period in 2008.  See Note 2, Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Drug Discovery and Development	$29,715	$23,089
Regulus Therapeutics	2,503	1,527
Total operating expenses	$32,218	$24,616

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to stock options. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development (“R&D”) expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.  In addition, our research and development expenses include costs associated with the research activities Regulus is conducting to advance its microRNA technology.

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development expenses	$26,281	$19,069
Non-cash compensation expense related to stock options	2,260	2,716
Total research and development expenses	$28,541	$21,785

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Drug Discovery and Development	$26,697	$20,473
Regulus Therapeutics	1,844	1,312
Total research and development expenses	$28,541	$21,785

For the three months ended March 31, 2009, we incurred total research and development expenses of $26.3 million compared to $19.1 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options. We attribute the increase in expenses to the expansion of our clinical development programs and expenses for Regulus.  We discuss expenses related to Regulus in a separate section below.  During the remainder of 2009, our research and development expenses will increase modestly as we continue the development of mipomersen, as Regulus continues to build its core team, and as we expand our research and development efforts in different disease areas.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Antisense drug discovery	$5,389	$4,206
Non-cash compensation expense related to stock options	698	589
Total antisense drug discovery	$6,087	$4,795

Antisense drug discovery costs for the three months ended March 31, 2009 were $5.4 million compared to $4.2 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options. The higher expenses in the first quarter of 2009 compared to the first quarter of 2008 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to support collaborative research efforts for which we earn revenue, which required an increase in personnel and laboratory supplies.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2009	2008
Mipomersen	$4,758	$3,512
Other antisense development products	4,464	2,755
Development overhead costs	1,295	906
Non-cash compensation expense related to stock options	829	918
Total antisense drug development	$11,346	$8,091

Antisense drug development expenditures were $10.5 million for the three months ended March 31, 2009 compared to $7.2 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options. We attribute the increase primarily to the development of mipomersen, including the broad Phase 3 program, and increases in our metabolic disease development projects.  Development overhead costs were $1.3 million for the three months ended March 31, 2009, compared to $906,000 for the same period in 2008. The increase in overhead costs was a result of the additional expenses needed to support the expansion of our clinical development programs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Manufacturing and operations	$2,804	$2,608
Non-cash compensation expense related to stock options	325	260
Total manufacturing and operations	$3,129	$2,868

Manufacturing and operations expenses for the three months ended March 31, 2009 were $2.8 million and were slightly higher compared to $2.6 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2009	2008
Personnel costs	$1,967	$1,472
Occupancy	1,622	1,501
Depreciation and amortization	1,221	1,120
Insurance	225	246
Other	673	(261)
Non-cash compensation expense related to stock options	720	641
Total R&D support costs	$6,428	$4,719

R&D support costs for the three months ended March 31, 2009 were $5.7 million compared to $4.1 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options.  The increase was primarily a result of $750,000 we received from Ercole in March 2008 as repayment of a convertible note that we had previously expensed and an increase in personnel costs.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Drug Discovery and Development	$6,135	$4,719
Regulus Therapeutics	293	—
Total R&D support costs	$6,428	$4,719

As part of Regulus’ conversion from an LLC to a C-Corporation in January 2009, we began providing Regulus research and development and general and administrative services under the terms of a services agreement.  Under the terms of the services agreement, we allocate a portion of our R&D support costs to Regulus and include this allocation in Regulus’ research and development expenses.

General and Administrative Expenses

General and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations, finance and Regulus’ general and administrative expenses. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2009	2008
General and administrative expenses	$3,234	$2,264
Non-cash compensation expense related to stock options	443	567
Total general and administrative expenses	$3,677	$2,831

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Drug Discovery and Development	$3,018	$2,616
Regulus Therapeutics	659	215
Total general and administrative expenses	$3,677	$2,831

General and administrative expenses for the three months ended March 31, 2009 were $3.2 million compared to $2.3 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options.  The increase was primarily a result of an increase in additional expenses to support the expansion of our clinical development programs and increase in Regulus’ general and administrative expenses in 2009.  We discuss expenses related to Regulus in a separate section below.

Regulus Therapeutics

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development expenses	$2,156	$1,005
General and administrative expenses	657	76
Non-cash compensation expense related to stock options	(310)	446
Total Regulus’ operating expenses	$2,503	$1,527

Operating expenses for Regulus were $2.8 million for the quarter ended March 31, 2009 compared to $1.1 million for the same period in 2008, both amounts excluding non-cash compensation expense related to stock options.  The increase was primarily related to Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration, which began in April 2008.  With the strategic alliance with GSK, it is anticipated that Regulus’ expenses will increase over its run rate going forward as Regulus advances its research and development activities.

Investment Income

Investment income for the three months ended March 31, 2009 totaled $2.2 million compared to $3.0 million for the same period in 2008.  The decrease in investment income was primarily due to the lower average returns on our investments resulting from the current market conditions.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $3.1 million and was slightly higher compared to $2.9 million for the same period in 2008.  In 2009, we adopted a new accounting standard, FSP 14-1, related to our 2 5/8% convertible notes.  This new standard requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in us recording our convertible debt at a discount.  FSP 14-1 then requires us to amortize the resulting debt discount over the expected life of the debt as additional non-cash interest expense. FSP 14-1 requires retrospective application to all periods presented.  Accordingly, the amount of interest expense we recorded in our statement of operations for the first quarter of 2009 and 2008 increased by $1.7 million and $1.5 million, respectively.  This new standard did not impact our cash, cash equivalents and short-term investments but decreased the carrying value of our $162.5 million convertible notes to $119.7 million and $118.0 million at March 31, 2009 and December 31, 2008, respectively, with corresponding increases to shareholders’ equity.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.

Income Tax Benefit

Even though we finished the first quarter of 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year.  SFAS 109 requires us to record an income tax benefit of $717,000 on a line called “Income Tax Benefit” as part of our financial results from continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income.

Net Income (Loss) from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss from continuing operations, net of income tax benefit	$(814)	$(6,105)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	913	883
Net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$99	$(5,222)

Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the quarter ended March 31, 2009 was $99,000, compared to net loss of $5.2 million for the same period in 2008. The improvement in our net loss from continuing operations was primarily driven by the improvement in our net operating results.

Net Income (Loss) from Discontinued Operations

In 2008, AMI purchased approximately 18.6% of the issued and outstanding common stock of Ibis for a total purchase price of $40 million.  In December 2008, we, Ibis and AMI executed a stock purchase agreement.  Under this agreement, AMI purchased the remaining equity in Ibis from us for $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.

We reflect Ibis as discontinued operations because Ibis meets the criteria for a component of an entity under SFAS 144.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the three months ended March 31, 2009 was $171.7 million, compared to net loss from discontinued operations of $564,000 for the same period in 2008.  Net income from discontinued operations for the first quarter of 2009 primarily consists of the $202.5 million gain less income taxes. SFAS 109 requires us to allocate our 2009 tax expense between discontinued operations and continuing operations in our Condensed Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, SFAS 109 requires us to record the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, we are required to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which is described in the Income Tax Benefit section above.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first quarter of 2009.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net income attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended March 31, 2009 was $171.8 million, compared to net loss of $5.8 million for the same period in 2008.  Basic and diluted net income per share attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended March 31, 2009 was $1.76 per share and $1.57 per share, respectively.  Basic and diluted net loss per share attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended March 31, 2008 was $0.06 per share.  Our net income and net income per share for the first quarter of 2009 was significantly improved over our net loss and net loss per share for the same period in 2008 primarily due to the gain we recognized when we sold Ibis to AMI.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2009, we have earned approximately $728.7 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2009, we have raised net proceeds of approximately $809.0 million from the sale of our equity securities and we have borrowed approximately $558.5 million under long-term debt arrangements to finance a portion of our operations.

At March 31, 2009, we had cash, cash equivalents and short-term investments of $652.2 million and stockholders’ equity of $302.7 million. In comparison, we had cash, cash equivalents and short-term investments of $491.0 million and stockholders’ equity of $147.4 million as of December 31, 2008. At March 31, 2009, we had consolidated working capital of $527.2 million, compared to $393.7 million at December 31, 2008.  The $175 million we received from AMI in the first quarter of 2009 primarily led to the increase in our consolidated working capital.

As of March 31, 2009, our debt and other obligations totaled $134.0 million, compared to $130.0 million at December 31, 2008.  The increase in our debt and other obligations was primarily due to our $2.7 million additional draw down on our equipment financing arrangement and $1.7 million non-cash amortization of the debt discount recorded in the first quarter of 2009 as a result of adopting FSP 14-1.  In addition, as a result of adopting FSP 14-1, the carrying balance of our 2 5/8% convertible notes decreased to $119.7 million and $118.0 million at March 31, 2009 and December 31, 2008, respectively.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of March 31, 2009. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
GSK Convertible Promissory Note, including accrued interest	$5.2	$—	$5.2	$—	$—
Equipment Financing Arrangement	$8.7	$2.9	$5.7	$0.1	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$17.2	$3.3	$4.3	$2.1	$7.5

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a convertible promissory note Regulus issued to GSK, an equipment financing arrangement and other obligations.

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

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 3.25% at March 31, 2009.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or Regulus does not repay the note in cash by April 2011, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In October 2008, we entered into a loan agreement related to an equipment financing.  Under the loan agreement, we may borrow up to approximately $10 million in principal to finance the purchase of equipment.  The $10 million includes the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  In October 2008, we drew down $6.6 million in principal under the loan agreement with interest rate of 7.22%.  In March 2009, we drew down an additional $2.7 million in principal under this loan agreement with interest rate of 6.28%.  We have now drawn down the full amount available under the loan.  The carrying balance under this loan agreement at March 31, 2009 and December 31, 2008 was $8.7 million and $6.5 million, respectively.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2009 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business.  If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2009, we had accumulated losses of approximately $679.4 million and stockholders’ equity of approximately $302.7 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of March 31, 2009, we had cash, cash equivalents and short-term investments equal to $652.2 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2009, the market price of our common stock ranged from $9.90 to $19.29 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2009.

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

On February 11, 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts failed to achieve resolution of this dispute. On May 22, 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis. We and Ibis filed an Answer, Affirmative Defenses and Counterclaim on July 14, 2008, alleging breach of contract by Bruker. Discovery is in its early stage. We will continue to represent and defend Ibis Biosciences in this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

Exhibit Number	Description of Document
10.1

Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. dated January 1, 2009 (with certain confidential information deleted).

10.2	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. dated January 1, 2009 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 7, 2009

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 7, 2009