Form 10-Q
period 2009-06-30
ISIS PHARMACEUTICALS INC
filed 2009-08-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares of voting common stock outstanding as of August 3, 2009 was 98,330,836

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,789	$217,918
Short-term investments	421,722	273,080
Contracts receivable	783	4,121
Inventories	2,779	2,718
Other current assets	6,439	5,085
Assets from discontinued operations (including cash and cash equivalents of $6.1 million as of December 31, 2008)	—	15,462
Total current assets	647,512	518,384

Property, plant and equipment, net	26,636	17,371
Licenses, net	15,714	16,861
Patents, net	15,709	16,260
Deposits and other assets	3,590	3,900
Total assets	$709,161	$572,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,659	$5,710
Accrued compensation	4,460	6,835
Income taxes payable	23,233	—
Accrued liabilities	8,422	9,557
Current portion of long-term obligations	2,995	2,065
Current portion of deferred contract revenue	82,092	92,662
Liabilities from discontinued operations	—	7,870
Total current liabilities	127,861	124,699
2 5/8% convertible subordinated notes	121,464	117,993
Long-term obligations, less current portion	10,643	9,938
Long-term deferred contract revenue	143,376	172,766
Total liabilities	403,344	425,396

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 98,158,360 and 97,172,380 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	98	97
Additional paid-in capital	972,697	960,361
Accumulated other comprehensive income	2,324	982
Accumulated deficit	(682,268)	(851,216)
Total Isis Pharmaceuticals, Inc. stockholders’ equity	292,851	110,224
Noncontrolling interest in Regulus Therapeutics Inc.	12,966	4,737
Noncontrolling interest in Ibis Biosciences, Inc. — discontinued operations	—	32,419
Total stockholders’ equity	305,817	147,380
Total liabilities and stockholders’ equity	$709,161	$572,776

(1)          The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements as adjusted for the required retroactive adoption of FSP 14-1 and SFAS 160.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
Revenue:
Research and development revenue under collaborative agreements	$30,768	$23,556	$60,453	$41,262
Licensing and royalty revenue	224	6,147	2,115	6,815
Total revenue	30,992	29,703	62,568	48,077

Expenses:
Research and development	32,146	25,288	60,688	47,071
General and administrative	3,673	3,334	7,350	6,165
Total operating expenses	35,819	28,622	68,038	53,236

Income (loss) from operations	(4,827)	1,081	(5,470)	(5,159)

Other income (expense):
Investment income	1,678	2,302	3,812	5,336
Interest expense	(3,155)	(2,920)	(6,236)	(5,818)
Gain on investments	2,612	—	2,671	—

Income (loss) from continuing operations, before income tax benefit (expense)	(3,692)	463	(5,223)	(5,641)

Income tax benefit (expense)	(61)	—	656	—

Net income (loss) from continuing operations, net of income tax benefit (expense)	(3,753)	463	(4,567)	(5,641)

Discontinued operations:
Loss from discontinued operations	—	(5,165)	(29)	(5,729)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	—	171,773	—
Net income (loss) from discontinued operations, net of tax	—	(5,165)	171,744	(5,729)

Net income (loss)	(3,753)	(4,702)	167,177	(11,370)

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	857	965	1,771	1,848

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,896)	$(3,737)	$168,948	$(9,522)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$0.02	$(0.03)	$(0.04)
Net income (loss) from discontinued operations	—	(0.06)	1.76	(0.06)
Basic net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.03)	$(0.04)	$1.73	$(0.10)
Shares used in computing basic net income (loss) per share	98,116	94,675	97,820	92,737

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.03)	$0.02	$0.02	$(0.04)
Net income (loss) from discontinued operations	—	(0.06)	1.54	(0.06)
Diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.03)	$(0.04)	$1.56	$(0.10)
Shares used in computing diluted net income (loss) per share	98,116	94,675	111,608	92,737

(1)          Adjusted for the required retroactive adoption of FSP 14-1 and SFAS 160.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net cash (used in) provided by operating activities	$(44,716)	$252,756

Investing activities:
Purchases of short-term investments	(406,873)	(129,033)
Proceeds from the sale of short-term investments	258,424	92,728
Purchases of property, plant and equipment	(10,215)	(4,209)
Acquisition of licenses and other assets	(1,481)	(1,253)
Purchases of strategic investments	(349)	—
Proceeds from the sale of strategic investments	2,848	—
Net cash used in investing activities	(157,646)	(41,767)

Financing activities:
Net proceeds from issuance of equity	7,627	4,724
Proceeds from equipment financing arrangement	2,705	—
Proceeds from issuance of convertible promissory note to GSK	—	5,000
Principal payments on debt and capital lease obligations	(1,166)	(3,569)
Proceeds from stock purchase by Genzyme Corporation, net of fees	—	49,962
Proceeds from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	175,000	40,000
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	10,000	—
Net cash provided by financing activities	194,166	96,117

Net (decrease) increase in cash and cash equivalents	(8,196)	307,106
Cash and cash equivalents at beginning of period	223,985	138,614
Cash and cash equivalents at end of period	$215,789	$445,720

Supplemental disclosures of cash flow information:
Interest paid	$2,396	$2,308
Income taxes paid	$6,805	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$914	$1,467

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2008. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. The condensed consolidated financial statements have been adjusted for the required retroactive adoption of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) and Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.  See Note 6, Long-Term Obligations, for additional information about FSP 14-1. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc.  In addition to our wholly owned subsidiaries, our condensed consolidated financial statements include one variable interest entity, Regulus Therapeutics Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) 46R (revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51.  As a result of completing the sale of Ibis Biosciences, Inc. to Abbott Molecular Inc., or AMI, in January 2009, we have presented Ibis’ financial position and results of operations separately as discontinued operations in our condensed consolidated financial statements in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have reclassified amounts in the prior period financial statements to conform to the current period presentation.  Prior to the sale of Ibis, we identified Ibis as a variable interest entity that we consolidated.  All significant intercompany balances and transactions have been eliminated.

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

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue under current accounting rules. In those instances where we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred revenue on the condensed consolidated balance sheet.

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

Short-term investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have initial maturities of greater than ninety days from date of purchase. We classify our securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our available-for-sale securities at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities except Regulus, our majority owned subsidiary, which we consolidate with our financial results. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies under the cost method of accounting according to Accounting Principles Board (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments during the first half of 2009 and 2008.  During the second quarter of 2009, we sold all of the common stock of OncoGenex Pharmaceuticals Inc. that we owned resulting in a realized gain of $2.5 million.

Inventory valuation

In accordance with SFAS 2, Accounting for Research and Development Costs, we capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs and related manufacturing costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs during the first half of 2009 and 2008.  Total inventory, which consisted of raw materials, was $2.8 million and $2.7 million as of June 30, 2009 and December 31, 2008, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent. For the first half of 2009 and 2008, we recorded a non-cash charge of $351,000 and $644,000, respectively, which we included in research and development expenses, related to the assignment of patents to certain of our partners and the write-down of our patent costs to their estimated net realizable values.

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

•                  GlaxoSmithKline convertible promissory note;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

Computations for basic and diluted net income (loss) per share are as follows:  (in thousands, except per share amounts)

As we incurred a loss for the three months ended June 30, 2009, we did not include diluted common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended June 30, 2009
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,896)
Net income (loss) from discontinued operations	—
Total basic and diluted net loss	$(2,896)	98,116	$(0.03)

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the six months ended June 30, 2009
Basic net income per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,796)
Net income from discontinued operations, net of taxes	171,744
Total basic net income	$168,948	97,820	$1.73
Diluted net income per share:
Dilutive stock options	—	2,322
2 5/8% convertible subordinated notes, net of tax	4,776	11,111
GSK convertible promissory note, net of tax	25	170
Warrants issued to Symphony GenIsis Holdings LLC	—	185
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders plus assumed conversions	2,005
Net income from discontinued operations, net of taxes	171,744
Total diluted net income	$173,749	111,608	$1.56
Potentially dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options		4,148

As we incurred a loss for the three and six months ended June 30, 2008, we did not include diluted common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended June 30, 2008
Basic and diluted net loss per share:
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$1,428
Net loss from discontinued operations	(5,165)
Total basic and diluted net loss	$(3,737)	94,675	$(0.04)

For the six months ended June 30, 2008
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(3,793)
Net loss from discontinued operations	(5,729)
Total basic and diluted net loss	$(9,522)	92,737	$(0.10)

Consolidation of variable interest entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of June 30, 2009, we had collaborative arrangements with eight entities that we consider to be variable interest entities under FIN 46R. For the six months ended June 30, 2009, our condensed consolidated financial statements include one variable interest entity, Regulus, for which we were the primary beneficiary.  For the six months ended June 30, 2008, our condensed consolidated financial statements include two variable interest entities, Ibis and Regulus, for which we were the primary beneficiary.  Prior to completing the sale of Ibis to AMI in January 2009, we identified Ibis as a variable interest entity that we consolidated.

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

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the six months ended June 30, 2009 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Regulus	Ibis	equity
Balance at December 31, 2008	97,172	$97	$960,361	$982	$(851,216)	$4,737	$32,419	$147,380
Comprehensive income:
Net income (loss)	—	—	—	—	168,948	(1,771)	—	167,177
Change in unrealized gains	—	—	—	2,990	—	—	—	2,990
Reclassification adjustment for realized gains included in net income	—	—	—	(1,648)	—	—	—	(1,648)
Comprehensive income	—	—	—	—	—	—	—	168,519
Options exercised and employee stock purchase plan issuances	986	1	7,626	—	—	—	—	7,627
Share-based compensation expense	—	—	4,710	—	—	—	—	4,710
Sale of Ibis to AMI	—	—	—	—	—	—	(32,419)	(32,419)
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	10,000	—	10,000
Balance at June 30, 2009	98,158	$98	$972,697	$2,324	$(682,268)	$12,966	$—	$305,817

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the six months ended June 30, 2008 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Regulus	Ibis	equity
Balance at December 31, 2007	87,239	$87	$882,633	$538	$(833,044)	$9,371	$—	$59,585
Comprehensive loss:
Net loss	—	—	—	—	(9,522)	(1,848)	(896)	(12,266)
Change in unrealized gains	—	—	—	2,192	—	—	—	2,192
Comprehensive loss	—	—	—	—	—	—	—	(10,074)
Options exercised and employee stock purchase plan issuances	627	—	4,725	—	—	—	—	4,725
Warrants exercised	2,580	3	(3)	—	—	—	—	—
Share-based compensation expense	—	—	7,765	—	—	—	—	7,765
Issuance of common stock to Genzyme	5,000	5	49,956	—	—	—	—	49,961
AMI’s capital contribution to noncontrolling interest	—	—	—	—	—	—	34,521	34,521
Balance at June 30, 2008	95,446	$95	$945,076	$2,730	$(842,566)	$7,523	$33,625	$146,483

Convertible debt

On January 1, 2009, we adopted FSP 14-1.  This standard requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  Using the provisions of FSP 14-1, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  As required by FSP 14-1, we implemented this standard retrospectively to all periods presented.  For additional information about FSP 14-1, see Note 6, Long-Term Obligations.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before an entity issues its financial statements.  This statement is effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 for the quarter ending June 30, 2009.  Although the adoption of SFAS 165 did not impact our financial condition, results of operations, or cash flow, SFAS 165 requires us to provide the date through which we have evaluated subsequent events, as well as whether that date is the date we issued our financial statements or the date our financial statements were available for us to issue.  We have evaluated subsequent events occurring through August 6, 2009, which represents the date we issued our financial statements.

Stock-based compensation expense

We account for our stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R, Share-Based Payment.  We estimate the fair value of each employee stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  We estimated the expected term of options granted based on historical exercise patterns.

For the six months ended June 30, 2009 and 2008, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.8%	3.1%
Dividend yield	0.0%	0.0%
Volatility	56.9%	55.0%
Expected Life	4.9 years	4.6 years

ESPP:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	0.3%	3.3%
Dividend yield	0.0%	0.0%
Volatility	70.4%	56.7%
Expected Life	6 months	6 months

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

Stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2008	2009	2008

Research and development	$2,879	$2,866	$5,138	$5,582
General and administrative	686	674	1,130	1,241
Non-cash compensation expense related to stock options included in continuing operations	3,565	3,540	6,268	6,823
Non-cash compensation expense (benefit) related to stock options included in discontinued operations	—	466	(1,558)	942
Total	$3,565	$4,006	$4,710	$7,765

Basic stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Net income per share included in discontinued operations	—	—	0.01	(0.01)
Total	$(0.04)	$(0.04)	$(0.05)	$(0.08)

Diluted stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Net income per share included in discontinued operations	—	—	0.02	(0.01)
Total	$(0.04)	$(0.04)	$(0.04)	$(0.08)

As part of our Regulus joint venture, both we and Alnylam Pharmaceuticals, Inc. issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  In addition, we and Alnylam issued our own company’s stock options to those employees of each company who were seconded to Regulus under the three companies’ limited liability agreement.  The seconded employees of Isis became Regulus employees in January 2009 as part of Regulus’ conversion to a C-Corporation.  As part of the conversion, both we and Alnylam modified our own company’s stock options issued to Regulus’ employees, members of Regulus’ Board of Directors and Scientific Advisory Board to stop vesting in these stock awards before the awards were fully vested.  Additionally, in February 2009, Regulus issued options to purchase its own common stock to Regulus’ employees, members of Regulus’ Board of Directors and members of Regulus’ Scientific Advisory Board.  Consistent with our accounting policies discussed above, Regulus accounts for these options using SFAS 123R for employees and members of Regulus’ Board of Directors and EITF 96-18 for members of Regulus’ Scientific Advisory Board and all options issued by Alnylam.  Regulus records the expenses associated with these options on its books.

As of June 30, 2009, total unrecognized compensation cost related to Isis’ and Regulus’ non-vested stock-based compensation plans was $15.7 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.4 years.

Impact of recently issued accounting standards

In June 2009, the FASB issued SFAS 167, Amendments to FASB Intepretation No. 46(R). This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This statement is effective for interim and annual periods that begin after November 15, 2009, and will be effective for our fiscal year 2010.  We are currently evaluating the impact of adopting SFAS 167 on our results of operations and financial position.

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

We reflect Ibis as a discontinued operation because Ibis meets the criteria for a component of an entity under SFAS 144.  Accordingly, we have presented the operating results of Ibis in our Condensed Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the first half of 2009 primarily consists of the $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income tax expense.  The components of discontinued operations for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$—	$3,258	$—	$6,237
Total operating expenses	—	7,472	35	13,041
Loss from operations	—	(4,214)	(35)	(6,804)
Other income, net	—	(1,742)	—	179
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	—	791	6	896
Loss from discontinued operations	—	(5,165)	(29)	(5,729)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	—	171,773	—
Net income (loss) from discontinued operations, net of tax	$—	$(5,165)	$171,744	$(5,729)

At December 31, 2008, we had the following assets and liabilities classified as assets and liabilities from discontinued operations in our accompanying Condensed Consolidated Balance Sheets (in thousands):

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

4.                                      Investments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2/124-2”), Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting other-than-temporary impairments on debt securities.  We adopted FSP FAS 115-2/124-2 for the quarter ending June 30, 2009.  Although the adoption of FSP FAS 115-2/124-2 did not impact our financial condition, results of operations, or cash flow, FSP FAS 115-2/124-2 requires us to provide the following annual disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, on a quarterly basis.

As of June 30, 2009, our excess cash is primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2009:

One year or less	83%
After one year but within five years	17%
Total	100%

We have an ownership interest of less than 20% in each of five private companies and two public companies with which we conduct business.  The companies are Antisense Therapeutics Limited and iCo Therapeutics Inc., which are publicly-traded, and Santaris Pharma A/S, formerly Pantheco A/S, Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard Pharmaceuticals, Inc., which are privately-held.  We account for securities in the privately-held companies under the cost method of accounting according to APB 18. During the second quarter of 2009, we sold all of the common stock of OncoGenex that we owned resulting in a realized gain of $2.5 million.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Estimated
June 30, 2009	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$127,766	$333	$(146)	$127,953
Debt securities issued by U.S. government agencies	152,676	476	(9)	153,143
Debt securities issued by the U.S. Treasury	69,861	55	—	69,916
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	275
Total securities with a maturity of one year or less	350,578	864	(155)	351,287
Corporate debt securities	21,826	127	(120)	21,833
Debt securities issued by U.S. government agencies	43,442	76	(20)	43,498
Debt securities issued by U.S. Treasury	5,094	10	—	5,104
Total securities with a maturity of more than one year	70,362	213	(140)	70,435
Subtotal	$420,940	$1,077	$(295)	$421,722
Equity securities:
Current portion	$1,229	$1,542	$—	$2,771
Long-term portion	625	—	—	625
Subtotal	$1,854	$1,542	$—	$3,396
	$422,794	$2,619	$(295)	$425,118

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2008	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$111,569	$150	$(307)	$—	$111,412
Debt securities issued by U.S. government agencies	111,112	838	(19)	—	111,931
Debt securities issued by the U.S. Treasury	12,939	44	—	—	12,983
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	—	275
Total securities with a maturity of one year or less	235,895	1,032	(326)	—	236,601
Corporate debt securities	13,608	5	(371)	—	13,242
Debt securities issued by U.S. government agencies	23,199	56	(18)	—	23,237
Total securities with a maturity of more than one year	36,807	61	(389)	—	36,479
Subtotal	$272,702	$1,093	$(715)	$—	$273,080
Equity securities:
Current portion	$2,380	$604	$—	$(1,163)	$1,821
Long-term portion	625	—	—	—	625
Subtotal	$3,005	$604	$—	$(1,163)	$2,446
	$275,707	$1,697	$(715)	$(1,163)	$275,526

Investments we consider to be temporarily impaired at June 30, 2009 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	16	$48,860	$(266)
Debt securities issued by U.S. government agencies	6	20,113	(28)
Debt securities issued by states of the United States and political subdivisions of the states	1	275	(1)
Total temporarily impaired securities	23	$69,248	$(295)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We intend to hold these securities to maturity and anticipate full recovery of amortized cost with respect to these securities at maturity.

5.                                    Fair Value Measurements

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  We adopted FSP FAS 157-4 for the quarter ending June 30, 2009.  Although the adoption of FSP FAS 157-4 did not impact our financial condition, results of operations, or cash flow, FSP FAS 157-4 requires us to provide additional disclosures as part of our financial statements.

In accordance with SFAS 157, we measure our assets that SFAS 157 requires us to measure at fair value on a recurring basis using the inputs below.  In addition, we disclose the following major security types as required under FSP FAS 157-4 at June 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$176,680	$176,680	$—	$—
Corporate debt securities (1)	149,786	—	149,786	—
Debt securities issued by U.S. government agencies (1)	196,641	—	196,641
Debt securities issued by the U.S. Treasury (1)	75,020	75,020	—	—
Debt securities issued by states of the United States and political subdivisions of the states (1)	275	—	275	—
Equity securities (2)	2,771	2,771	—	—
Total	$601,173	$254,471	$346,702	$—

(1)          Included in cash and cash equivalents and short-term investments on our Condensed Consolidated Balance Sheet.

(2)          Included in other current assets on our Condensed Consolidated Balance Sheet.

6.                                    Long-Term Obligations

Convertible Subordinated Notes

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8%, which is payable semi-annually. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. At June 30, 2009 and December 31, 2008, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively.  For the six months ended June 30, 2009, we included 11.1 million shares of our common stock in the computation of diluted net income per share for the conversion of the 2 5/8% notes.  We did not include any shares in the diluted net loss per share calculation for the three months ended June 30, 2009 and the three and six months ended June 30, 2008 because the effect would have been anti-dilutive.

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

In 2009, we began accounting for the 2 5/8% notes using the guidance contained in FSP 14-1.   This accounting standard requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in us recording our convertible debt at a discount.  FSP 14-1 then requires us to amortize the resulting debt discount over the expected life of the debt as additional non-cash interest expense. FSP 14-1 requires retrospective application to all periods presented.  Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate for the 2 5/8% notes was 9.3%.  As a result, we retrospectively adjusted the carrying value of the 2 5/8% notes.  Below is a table summarizing the changes to our balance sheet as of December 31, 2008 as a result of adopting this new accounting standard (in thousands):

	As Originally Reported	As Adjusted	Effect of Change
Debt issuance costs (included in deposits and other assets)	$3,943	$2,569	$(1,374)
2 5/8% convertible subordinated notes	$162,500	$117,993	$(44,507)
Additional paid-in capital	$905,721	$960,361	$54,640
Accumulated deficit	$(839,708)	$(851,216)	$(11,508)

Additionally, we adjusted interest expense for the three and six months ended June 30, 2008 to reflect our nonconvertible debt borrowing rate as follows (in thousands):

	As Originally Reported	As Adjusted	Effect of Change	Effect of Change per share (Basic and Diluted)
Interest expense:

Three months ended June 30, 2008	$1,391	$2,920	$1,529	$0.02
Six months ended June 30, 2008	$2,788	$5,818	$3,030	$0.03

As a result of adopting FSP 14-1, interest expense for the three months ended June 30, 2009 includes $1.7 million, or $0.02 for basic and diluted per share, of non-cash interest expense related to the amortization of the debt discount and $3.3 million, or $0.03 for basic and diluted per share for the six months ended June 30, 2009.

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing.  Under the loan agreement, we may borrow up to approximately $10 million in principal to finance the purchase of equipment.  The $10 million includes the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  In October 2008, we drew down $6.6 million in principal under the loan agreement at an interest rate of 7.22%.  In March 2009, we drew down an additional $2.7 million in principal under this loan agreement at an interest rate of 6.28%.  We have now drawn down the full amount available under the loan.  The carrying balance under this loan agreement at June 30, 2009 and December 31, 2008 was $8.0 million and $6.5 million, respectively.

7.                                    Income Taxes

Primarily as a result of the significant upfront funding that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year, we will have a substantial amount of taxable income in 2009.  To reduce our tax liability, we will offset a portion of the taxable income with our projected 2009 loss from continuing operations.  We will also use some of our net operating loss carryforwards (NOL’s) to reduce our federal income taxes in 2009.  The tax law changes that were enacted with the 2008/2009 California Budget have suspended our ability to use NOL’s to offset our California tax expense for 2009.  However, we will offset our California income tax liability to the full extent allowed under the tax regulations with our research and development tax credit carryforwards, which California tax regulations limit to 50% of our California liability.  After using all of our allowable losses and tax credits to reduce our tax liability, we estimate that our annual tax expense will be approximately $20 to $25 million for the entire year of 2009.

SFAS 109, Income Taxes, requires us to allocate our 2009 tax expense between discontinued operations and continuing operations in our Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, SFAS 109 requires us to record the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, the allocation rules of SFAS 109 require us to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which we describe below.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first half of 2009.

SFAS 109 requires us to include an income tax benefit in continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income. We calculated this benefit by applying our estimated effective tax rate to our loss from continuing operations for the first half of 2009. As a result we recorded an income tax benefit of $656,000 for the first half of 2009.

At June 30, 2009, our balance sheet includes an income tax payable of $23.2 million.  In the second half of 2009, as our loss from continuing operations increases, we will record an income tax benefit using the calculation above. The income tax benefit we record will reduce our overall tax expense and income tax payable until we reach our estimated annual amount of $20 to 25 million at the end of 2009.

Pursuant to Internal Revenue Code Sections 382 and 383, annual usage of our NOL’s and credit carryforwards to offset future taxable income may be limited due to changes in ownership of more than 50%.  We completed a Section 382 analysis and determined that we have not experienced a change in ownership that limits our ability to use our NOL’s and credit carryforwards that we had accumulated through December 31, 2008.  At December 31, 2008, we had federal, California and foreign tax net operating loss carryforwards of approximately $591.1 million, $180.6 million and $1.1 million, respectively. The Federal and California tax loss carryforwards will continue to expire in 2010 and 2013, respectively, unless previously utilized.  We also had federal and California research and development tax credit carryforwards of approximately $31.3 million and $22.2 million, respectively. The Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless utilized.  The California research and development tax credit carryforwards are available indefinitely.  The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50% to 60% limitation on the utilization of prior years’ California loss carryforwards. The foreign tax losses may be carried forward indefinitely and used to offset future taxable profits, provided there is no substantial change in ownership.

8.                                    Collaborative Arrangements and Licensing Agreements

The information discussed below represents material changes to partnerships entered into prior to 2009.  There are no other material changes from the information provided in Note 7—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Technology Development Satellite Company Collaborations

Alnylam Pharmaceuticals, Inc.

In April 2009, we and Alnylam amended our strategic collaboration and license agreement to form a new collaboration focused on the development of single-stranded RNAi (ssRNAi) technology.  As part of the collaboration, we have co-exclusively licensed our ssRNAi technology to Alnylam in exchange for upfront payments, research and development milestone payments, and royalties.  The alliance provides Alnylam with access to our intellectual property and expertise regarding the development of ssRNAi antisense drugs, while both companies will have the opportunity to discover and develop drugs employing the new technology.  In addition to the new collaboration, we and Alnylam also extended our broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.

Under the terms of the amended collaboration and license agreement, Alnylam paid us an upfront license fee of $11 million, which we are amortizing over the three year period of our performance obligation based on the research plan included in the agreement.  Alnylam will also pay us up to $20 million in additional license fees, which Alnylam will pay in three tranches that include $10 million in 18 months or earlier if in vivo efficacy in rodents is demonstrated sooner, $5 million upon achievement of in vivo efficacy in non-human primates, and $5 million upon initiation of the first clinical trial with an ssRNAi drug. Alnylam is funding research activities at a minimum of $3 million each year for three years with research and development activities conducted both at Isis and Alnylam.  If Alnylam develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, we could potentially receive milestones, totaling up to $18.5 million per product, together with royalty payments.  Also, initially we are eligible to receive up to 50 percent of any sublicense payments due to Alnylam based on Alnylam’s partnering of ssRNAi products, which will decline over time as Alnylam’s investment in the technology and drugs increases.  In turn, Alnylam is eligible to receive up to 5 percent of any sublicense payments due to us based on our partnering of ssRNAi products. Both we and Alnylam are eligible to receive royalties from each other on any ssRNAi products developed by the other company.

Our Condensed Consolidated Balance Sheets at June 30, 2009 included deferred revenue of $10.4 million related to our agreement with Alnylam and none at December 31, 2008.  During the three and six months ended June 30, 2009, we generated revenue from our relationship with Alnylam totaling $1.3 million and $2.3 million, respectively, compared to $4.6 million for the same periods in 2008.

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

In January 2009, Regulus completed a legal reorganization from an LLC to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing.  We and Alnylam were the sole and equal investors in the financing. Since we are consolidating the financial results of Regulus, our cash and cash equivalents balance increased by the $10 million Alnylam contributed.

9.                                      Segment Information and Concentration of Business Risk

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

Our Regulus segment generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Drug Discovery and Development	Regulus	Total
Three Months Ended June 30, 2009
Revenue:
Research and development	$29,643	$1,125	$30,768
Licensing and royalty	224	—	224
Total segment revenue	$29,867	$1,125	$30,992
Loss from operations	$(3,127)	$(1,700)	$(4,827)

Three Months Ended June 30, 2008
Revenue:
Research and development	$22,900	$656	$23,556
Licensing and royalty	6,147	—	6,147
Total segment revenue	$29,047	$656	$29,703
Income (loss) from operations	$2,948	$(1,867)	$1,081

	Drug Discovery and Development	Regulus	Total
Six Months Ended June 30, 2009
Revenue:
Research and development	$58,690	$1,763	$60,453
Licensing and royalty	2,115	—	2,115
Total segment revenue	$60,805	$1,763	$62,568
Loss from operations	$(1,906)	$(3,564)	$(5,470)
Total assets as of June 30, 2009	$681,651	$27,510	$709,161

Six Months Ended June 30, 2008
Revenue:
Research and development	$40,514	$748	$41,262
Licensing and royalty	6,815	—	6,815
Total segment revenue	$47,329	$748	$48,077
Loss from operations	$(1,857)	$(3,302)	$(5,159)
Total assets as of December 31, 2008 (1)	$533,637	$23,677	$557,314

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

Concentrations of business risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Partner A	54%	29%	53%	31%
Partner B	22%	30%	22%	35%
Partner C	7%	14%	7%	13%
Partner D	4%	16%	4%	10%

Contract receivables from three significant partners comprised approximately 38%, 19% and 18% of contract receivables at June 30, 2009. Contract receivables from three significant partners comprised approximately 25%, 18% and 14% of contract receivables at December 31, 2008.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and Regulus Therapeutics, our majority-owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 31 of this Report.

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  Our highly efficient and prolific drug discovery platform enables us to expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key value inflection points.  In this way, our organization remains small and focused.  We discover new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development and commercialization expertise.  For example, we partner our drugs with leading pharmaceutical companies with mature development, commercialization and marketing expertise, such as Bristol-Myers Squibb Company, or BMS, Genzyme, Eli Lilly and Company and Ortho-McNeil-Janssen Pharmaceuticals, Inc., or OMJP.  Additionally, we created a consortium of smaller companies that can broadly exploit the technology with their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam and Regulus, our jointly owned company focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities through collaborations with Achaogen and Archemix Corp. Beyond human therapeutics, we benefit from the commercialization of products of our inventions by other companies that are better positioned to maximize the commercial potential of these inventions, such as our Ibis Biosciences subsidiary, which we sold to AMI in the first quarter of 2009.  All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,600 issued patents.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for attractive licensing and partnering arrangements. To date, we have generated more than $346 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Since 2007, we have established a number of notable pharmaceutical partnerships, which include Genzyme, BMS and OMJP, to develop and commercialize certain of our key cardiovascular and diabetes drugs.  Since 2007, we have also added more than $750 million in cash from our partnerships.  If our current partnerships continue to be successful, we have the opportunity to earn additional milestone payments.  We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

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

Ibis Biosciences, Inc.  In January 2009, we sold our Ibis Biosciences subsidiary to AMI for a total purchase price of $215 million.  In 2008, AMI invested $40 million in Ibis, which provided the capital for Ibis to make significant progress in expanding commercial product offerings and building the foundation for Ibis to enter regulated markets, such as clinical diagnostics.  When AMI completed the acquisition of Ibis, we received an additional $175 million.  We are also eligible to receive an earn out on future sales of Ibis products that will enable us and our shareholders to continue to benefit from Ibis’ successes.  The earn out payments from AMI are equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, through the end of 2025. The earn out payments will be 5% of net sales over $140 million through net sales of $2.1 billion and 3% of net sales over $2.1 billion, with the percentages subject to reduction in certain circumstances.

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for all prior periods in our financial statements separately as discontinued operations and therefore Ibis is no longer included in our segment reporting.  Net income from discontinued operations in the first half of 2009 primarily consists of a $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income taxes.

Recent Events

Drug Development Highlights

Mipomersen, the most advanced drug in our cardiovascular pipeline, is being evaluated in a broad Phase 3 program in patients who cannot adequately control their cholesterol levels with current therapies and who need new treatment options.

•                  We and Genzyme reported positive top-line mipomersen Phase 3 data in patients with homozygous FH.  The study met its primary endpoint, with a 25% reduction in LDL-C after 26 weeks of treatment, vs. 3% for placebo (p<0.001).  The study also met each of its three secondary endpoints of reduction in apoB, total cholesterol and non-HDL-C.

•                  Genzyme continues to refine its regulatory strategy for mipomersen.  Genzyme is planning an initial European submission for homozygous Familial Hypercholesterolemia, or FH, with timing expected to be similar to that of the United States homozygous FH submission anticipated in the second half of 2010.  Data from the severe hypercholesterolemia trial should be available at the time of this submission and may be basis for a broader indication.  A potential second filing in Europe for patients with heterozygous FH could take place as early as late 2012.  Genzyme will await data from an outcomes study prior to making additional submissions to potentially expand mipomersen’s indication.

•                  We and Genzyme completed enrollment in a Phase 3 study in heterozygous FH patients with coronary artery disease.

Our internal and partnered pipeline continues to mature as antisense drugs in the pipeline advance in clinical development.

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

•                  OncoGenex reported results of a randomized Phase 2 trial of OGX-011 in patients with advanced prostate cancer showing a median survival in patients treated with OGX-011 plus docetaxel of 23.8 months compared to 16.9 months for patients treated with docetaxel alone.

•                  Altair reported a Phase 1 study that showed AIR645 was safe and well tolerated.

•                  Excaliard initiated a Phase 1 clinical study of EXC 001 for the local treatment of fibrosis.

•                  OncoGenex reported that OGX-427 was well tolerated as a monotherapy in a Phase 1 study and demonstrated declines in circulating tumor cells and evidence of reduction in tumor markers.

•                  Lilly recently completed its Phase 1 study of LY2181308 and presented data confirming that LY2181308 penetrates tumor tissue and reduces survivin mRNA and protein levels in tumor cells.

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

•                  We were awarded a grant from the Michael J. Fox Foundation’s Therapeutic Development Initiative program for the discovery and development of an antisense drug for the treatment of Parkinson’s Disease.

•                  One of our scientist was awarded the 2008 Ebert Prize for published research that provided the first proof-of-concept for the oral administration of antisense drugs in man.

We and our collaborators highlighted new antisense therapeutic programs and targets to treat metabolic diseases, including obesity, at the American Diabetes Association (ADA) scientific sessions.

•                  We presented new preclinical data on ISIS-SGLT2Rx showing robust and sustained reduction in SGLT2 levels that resulted in a significant reduction in blood glucose levels in multiple animal species.

•                  We and our collaborators presented data on a number of other promising new diabetes and anti-obesity targets demonstrating that reducing levels of these targets with antisense drugs can significantly lower blood glucose levels, increase the body’s sensitivity to insulin, and reduce fat mass and body weight in animals.

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

We benefit financially as our partners advance RNA-based technologies and develop drugs that incorporate our technology while also receiving upfront and royalty payments.  This strategy provides us with cash while the drugs in our pipeline mature in clinical development.

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

•                  We earned milestone payments from Archemix because Archemix advanced drugs that incorporate our technology.

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

•                  Regulus achieved its first milestone in its inflammatory disease collaboration with GSK.

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

Convertible debt

On January 1, 2009, we adopted FSP 14-1.  This standard requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  Using the provisions of FSP 14-1, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  As required by FSP 14-1, we implemented this standard retrospectively to all periods presented.  For additional information about FSP 14-1, see Note 6, Long-Term Obligations.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2009 was $31.0 million and $62.6 million, respectively, compared to $29.7 million and $48.1 million for the same periods in 2008.  This increase in revenue is primarily due to an increase in revenue from our collaboration with Genzyme.  As part of our strategic relationship with Genzyme, in the first quarter of 2008 Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter paid us a license fee of $175 million.  We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, and the license fee ratably into revenue through June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.  Revenue from Genzyme was higher in 2009 because the three and six months ended June 30, 2008 only included one month of amortization of the $175 million license fee.

Our satellite companies also contributed to the increase in our revenue,

•                  Regulus earned revenue from its strategic alliance with GSK, including a $500,000 discovery milestone payment.

•                  We entered into a license agreement with Alnylam, which provided an $11 million license fee plus research funding. We began amortizing the license fee into revenue over the three year collaboration term in the second quarter.

•                  We received a $375,000 milestone payment from Alnylam for initiation of clinical trials on ALN-VSP.

•                  We earned $1.4 million of revenue when we sold drug to OncoGenex.

Collaborations with Alnylam, BMS, Genzyme, OMJP and Regulus’ strategic alliance with GSK include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received and from research and development funding.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments, such as the bulleted items above.  Assuming no new transactions, our revenue will decrease when the $50 million upfront payment we received from OMJP in 2007 is fully amortized in the third quarter of this year.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drug Discovery and Development:
Research and development revenue	$29,643	$22,900	$58,690	$40,514
Licensing and royalty revenue	224	6,147	2,115	6,815
	$29,867	$29,047	$60,805	$47,329

Regulus Therapeutics:
Research and development revenue	$1,125	$656	$1,763	$748
	$1,125	$656	$1,763	$748

Total Revenue:
Research and development revenue	$30,768	$23,556	$60,453	$41,262
Licensing and royalty revenue	224	6,147	2,115	6,815
	$30,992	$29,703	$62,568	$48,077

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2009 was $29.6 million and $58.7 million, respectively, compared to $22.9 million and $40.5 million for the same periods in 2008. The significant increase was primarily due to the increase in revenue from our collaboration with Genzyme described above.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2009 was $224,000 and $2.1 million, respectively, compared to $6.1 million and $6.8 million for the same periods in 2008.  Revenue was higher in 2008 primarily due to the $4.6 million and $1.4 million of sublicensing revenue we earned from Alnylam and ATL, respectively, in the second quarter of 2008 offset, in part, by the $1 million sublicensing revenue received in the first quarter of 2009 from Alnylam when Alnylam entered into a transaction with Cubist that included technology we had licensed to Alnylam.

Regulus Therapeutics

Regulus’ revenue for the three and six months ended June 30, 2009 was $1.1 million and $1.8 million, respectively, compared to $656,000 and $748,000 for the same periods in 2008.  The increase was primarily related to the $500,000 discovery milestone payment that Regulus received from its collaboration with GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which Regulus began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2009 were $35.8 million and $68.0 million, respectively, compared to $28.6 million and $53.2 million for the same periods of 2008. The higher expenses in 2009 compared to 2008 were primarily due to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drug Discovery and Development	$32,994	$26,099	$62,711	$49,186
Regulus Therapeutics	2,825	2,523	5,327	4,050
Total operating expenses	$35,819	$28,622	$68,038	$53,236

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Research and development expenses	$29,267	$22,422	$55,550	$41,489
Non-cash compensation expense related to stock options	2,879	2,866	5,138	5,582
Total research and development expenses	$32,146	$25,288	$60,688	$47,071

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Drug Discovery and Development	$29,932	$23,682	$56,630	$44,153
Regulus Therapeutics	2,214	1,606	4,058	2,918
Total research and development expenses	$32,146	$25,288	$60,688	$47,071

For the three and six months ended June 30, 2009, we incurred total research and development expenses of $29.3 million and $55.6 million, respectively, compared to $22.4 million and $41.5 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. We attribute the increase in expenses to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.  We discuss expenses related to Regulus in a separate section below.  During the remainder of 2009, our research and development expenses will increase modestly as we continue our research and development activities described above.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Antisense drug discovery	$6,009	$4,519	$11,398	$8,725
Non-cash compensation expense related to stock options	812	593	1,510	1,183
Total antisense drug discovery	$6,821	$5,112	$12,908	$9,908

Antisense drug discovery costs for the three and six months ended June 30, 2009 were $6.0 million and $11.4 million, respectively, compared to $4.5 million and $8.7 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. The higher expenses in the first half of 2009 compared to the first half of 2008 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to support collaborative research efforts for which we earn revenue, which required an increase in personnel and laboratory supplies.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Mipomersen	$5,532	$3,070	$10,289	$6,581
Other antisense development products	3,814	4,035	8,278	6,790
Development overhead costs	1,151	840	2,447	1,747
Non-cash compensation expense related to stock options	939	860	1,768	1,778
Total antisense drug development	$11,436	$8,805	$22,782	$16,896

Antisense drug development expenditures were $10.5 million and $21.0 million for the three and six months ended June 30, 2009 compared to $7.9 million and $15.1 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. We attribute the increase primarily to the development of mipomersen, including the broad Phase 3 program, and increases in our other cardiovascular development projects.  Development overhead costs were $1.2 million and $2.4 million for the three and six months ended June 30, 2009, compared to $840,000 and $1.7 million for the same periods in 2008. The increase in overhead costs was a result of the additional expenses needed to support the expansion of our clinical development programs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Manufacturing and operations	$3,806	$2,825	$6,611	$5,432
Non-cash compensation expense related to stock options	374	306	699	566
Total manufacturing and operations	$4,180	$3,131	$7,310	$5,998

Manufacturing and operations expenses for the three and six months ended June 30, 2009 were $3.8 million and $6.6 million, respectively, compared to $2.8 million and $5.4 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of an increase in personnel costs and lab expenses to support our expanded clinical development programs including our broad Phase 3 program for mimpomersen.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Personnel costs	$1,930	$1,395	$3,898	$2,867
Occupancy	1,705	1,596	3,327	3,098
Depreciation and amortization	2,410	1,564	3,631	2,684
Insurance	233	206	457	452
Other	748	1,298	1,421	1,036
Non-cash compensation expense related to stock options	795	574	1,515	1,215
Total R&D support costs	$7,821	$6,633	$14,249	$11,352

R&D support costs for the three and six months ended June 30, 2009 were $7.0 million and $12.7 million, respectively, compared to $6.1 million and $10.1 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase was primarily a result of $750,000 we received from Ercole Biotech, Inc. in March 2008 as repayment of a convertible note that we had previously expensed, an increase in personnel costs and an increase in depreciation relating to upgrades made to our manufacturing facility which was completed in the second quarter of 2009.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drug Discovery and Development	$7,494	$6,633	$13,629	$11,352
Regulus Therapeutics	327	—	620	—
Total R&D support costs	$7,821	$6,633	$14,249	$11,352

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$2,987	$2,660	$6,220	$4,924
Non-cash compensation expense related to stock options	686	674	1,130	1,241
Total general and administrative expenses	$3,673	$3,334	$7,350	$6,165

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drug Discovery and Development	$3,062	$2,417	$6,080	$5,033
Regulus Therapeutics	611	917	1,270	1,132
Total general and administrative expenses	$3,673	$3,334	$7,350	$6,165

General and administrative expenses for the three and six months ended June 30, 2009 were $3.0 million and $6.2 million, respectively, compared to $2.7 million and $4.9 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase was primarily a result of costs associated with our Bruker Daltonics Inc. litigation and the increase in Regulus’ general and administrative expenses in 2009.  For further information on the Bruker Daltonics litigation, see the Legal Proceedings section below.  We discuss expenses related to Regulus in a separate section below.

Regulus Therapeutics

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expenses	$2,256	$1,073	$4,411	$2,078
General and administrative expenses	480	662	1,137	739
Non-cash compensation expense/(benefit) related to stock options	89	788	(221)	1,233
Total Regulus’ operating expenses	$2,825	$2,523	$5,327	$4,050

Operating expenses for Regulus were $2.7 million and $5.5 million for the three and six months ended June 30, 2009 compared to $1.7 million and $2.8 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase was primarily related to Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration, which began in April 2008.  With the strategic alliance with GSK, it is anticipated that Regulus’ expenses will increase over its run rate going forward as Regulus advances its research and development activities.

Investment Income

Investment income for the three and six months ended June 30, 2009 totaled $1.7 million and $3.8 million, respectively, compared to $2.3 million and $5.3 million for the same periods in 2008.  The decrease in investment income was primarily due to the lower average returns on our investments resulting from the current market conditions offset by significantly higher average cash balances.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $3.2 million and $6.2 million, respectively, and was slightly higher compared to $2.9 million and $5.8 million for the same periods in 2008.  In 2009, we adopted a new accounting standard, FSP 14-1, related to our 2 5/8% convertible notes.  As a result of adopting FSP 14-1, the amount of interest expense we recorded in our statement of operations for the three and six months ended June 30, 2009 increased by $1.7 million and $3.3 million, respectively, compared to an increase of $1.5 million and $3.0 million for the same periods in 2008.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.

Gain on Investments

Gain on investments for the three and six months ended June 30, 2009 was $2.6 million and $2.7 million, respectively, primarily reflecting the gain we realized on the sale of all of the common stock of OncoGenex that we owned.  We did not recognize any gain on investments for the first half of 2008.

Income Tax Benefit (Expense)

Even though we finished the first half of 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year.  SFAS 109 requires us to record an income tax expense of $61,000 and income tax benefit of $656,000 for the three and six months ended June 30, 2009 on a line called “Income Tax Benefit (Expense)” as part of our financial results from continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income.

Net Income (Loss) from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) from continuing operations, net of income tax benefit (expense)	$(3,753)	$463	$(4,567)	$(5,641)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	857	965	1,771	1,848
Net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,896)	$1,428	$(2,796)	$(3,793)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the three and six months ended June 30, 2009 was $2.9 million and $2.8 million, respectively, compared to net income of $1.4 million and net loss of $3.8 million for the same periods in 2008. The improvement in our net loss from continuing operations for the first half of 2009 compared to the first half of 2008 was primarily due to the $2.7 million gain on investments offset by the $1.5 million decrease in investment income.

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

We reflect Ibis as discontinued operations because Ibis meets the criteria for a component of an entity under SFAS 144.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the six months ended June 30, 2009 was $171.7 million, compared to net loss from discontinued operations of $5.2 million and $5.7 million for the three and six months ended June 30, 2008.  We did not recognize any net income (loss) from discontinued operations for the three months ended June 30, 2009.  Net income from discontinued operations for the first half of 2009 primarily consists of the $202.5 million gain less income taxes. SFAS 109 requires us to allocate our 2009 tax expense between discontinued operations and continuing operations in our Condensed Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, SFAS 109 requires us to record the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, we are required to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which is described in the Income Tax Benefit (Expense) section above.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first half of 2009.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended June 30, 2009 was $2.9 million and net income for the six months ended June 30, 2009 was $168.9 million, compared to a net loss of $ 3.7 million and $9.5 million for the three and six months ended June 30, 2008.  Basic and diluted net loss per share for the three months ended June 30, 2009 was $0.03 per share compared to $0.04 per share for the same period in 2008.  Basic and diluted net income per share for the six months ended June 30, 2009 was $1.73 per share and $1.56 per share, respectively, compared to basic and diluted net loss per share of $0.10 for the same period in 2008.  The improvement in our net income and net income per share for the first half of 2009 over the same period in 2008 was primarily due to the gain we recognized when we sold Ibis to AMI.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2009, we have earned approximately $759.7 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through June 30, 2009, we have raised net proceeds of approximately $810.5 million from the sale of our equity securities and we have borrowed approximately $558.5 million under long-term debt arrangements to finance a portion of our operations.

At June 30, 2009, we had cash, cash equivalents and short-term investments of $637.5 million and stockholders’ equity of $305.8 million. In comparison, we had cash, cash equivalents and short-term investments of $491.0 million and stockholders’ equity of $147.4 million as of December 31, 2008. At June 30, 2009, we had consolidated working capital of $519.7 million, compared to $393.7 million at December 31, 2008.  The $175 million we received from AMI in the first quarter of 2009 primarily led to the increase in our consolidated working capital.  In addition, during the first half of 2009, we received more than $31 million in cash from our corporate partnerships, including the $11 million upfront license fee that we received from our recently announced licensing and collaboration agreement with Alnylam.

As of June 30, 2009, our debt and other obligations totaled $135.1 million, compared to $130.0 million at December 31, 2008.  The increase in our debt and other obligations was primarily due to the $2.7 million additional draw down on our equipment financing arrangement and $3.5 million non-cash amortization of the debt discount recorded in the first half of 2009 as a result of adopting FSP 14-1.  This new standard did not impact our cash, cash equivalents and short-term investments but decreased the carrying value of our $162.5 million convertible notes to $121.5 million and $118.0 million at June 30, 2009 and December 31, 2008, respectively, with corresponding increases to shareholders’ equity.  For additional information about FSP 14-1, see Note 5, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of June 30, 2009. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
GSK Convertible Promissory Note, including accrued interest	$5.3	$—	$5.3	$—	$—
Equipment Financing Arrangement	$8.0	$3.0	$5.0	$—	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$16.2	$3.3	$3.8	$2.1	$7.0

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

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 3.25% at June 30, 2009.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or Regulus does not repay the note in cash by April 2011, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In October 2008, we entered into a loan agreement related to an equipment financing.  Under the loan agreement, we may borrow up to approximately $10 million in principal to finance the purchase of equipment.  The $10 million includes the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  In October 2008, we drew down $6.6 million in principal under the loan agreement at an interest rate of 7.22%.  In March 2009, we drew down an additional $2.7 million in principal under this loan agreement at an interest rate of 6.28%.  We have now drawn down the full amount available under the loan.  The carrying balance under this loan agreement at June 30, 2009 and December 31, 2008 was $8.0 million and $6.5 million, respectively.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2009 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2009, we had accumulated deficit of approximately $682.3 million and stockholders’ equity of approximately $305.8 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of June 30, 2009, we had cash, cash equivalents and short-term investments equal to $637.5 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2009, the market price of our common stock ranged from $9.90 to $19.29 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, only our board of directors, chairman of the board or chief executive officer can call special meetings of our stockholders. We also have implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Delaware law and other of our agreements, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests. In addition, our board of directors has the authority to fix the rights and preferences of an issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2009.

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

On June 2, 2009, we held our Annual Meeting of Stockholders in Carlsbad, California for the following purposes:

(1)

To elect two directors to serve as Class III directors of the Company until the 2012 Annual Meeting of Stockholders. For Director number one, Richard D. DiMarchi, the number of votes for and withheld was 89,973,374 and 910,494, respectively. For Director number two, Frederick T. Muto, the number of votes for and withheld was 87,952,198 and 2,931,670, respectively.

(2)

To approve an amendment and restatement of the 2000 Employee Stock Purchase Plan (“ESPP”) to (i) extend the ESPP so that it will terminate on June 2, 2019 (ii) limit the evergreen provision such that it only adds 150,000 shares to the ESPP each year (iii) limit the offering periods under the ESPP to a maximum of six months and (iv) impose a minimum six-month holding period on shares purchased under the ESPP. The number of votes for, against and abstaining was 68,892,670; 686,233 and 90,534, respectively.

(3)

To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of votes for, against and abstaining was 89,230,567; 1,456,001 and 197,297, respectively.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

	a.	Exhibits

Exhibit Number	Description of Document
10.1	Amended and Restated Strategic Collaboration and License Agreement dated April 28, 2009 between the Registrant and Alnylam Pharmaceuticals, Inc. (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 6, 2009

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 6, 2009