Form 10-Q
period 2009-09-30
ISIS PHARMACEUTICALS INC
filed 2009-11-06
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of voting common stock outstanding as of November 2, 2009 was 98,380,956.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,293	$217,918
Short-term investments	458,547	273,080
Contracts receivable	586	4,121
Inventories	2,817	2,718
Other current assets	8,004	5,085
Assets from discontinued operations (including cash and cash equivalents of $6.1 million as of December 31, 2008)	—	15,462
Total current assets	619,247	518,384

Property, plant and equipment, net	26,911	17,371
Licenses, net	15,128	16,861
Patents, net	15,851	16,260
Deposits and other assets	3,441	3,900
Total assets	$680,578	$572,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,554	$5,710
Accrued compensation	4,763	6,835
Income taxes payable	15,864	—
Accrued liabilities	7,491	9,557
Current portion of long-term obligations	4,106	2,065
Current portion of deferred contract revenue	76,941	92,662
Liabilities from discontinued operations	—	7,870
Total current liabilities	114,719	124,699
2 5/8% convertible subordinated notes	123,265	117,993
Long-term obligations, less current portion	12,532	9,938
Long-term deferred contract revenue	125,237	172,766
Total liabilities	375,753	425,396

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 98,376,753 and 97,172,380 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	98	97
Additional paid-in capital	978,411	960,361
Accumulated other comprehensive income	3,678	982
Accumulated deficit	(689,192)	(851,216)
Total Isis Pharmaceuticals, Inc. stockholders’ equity	292,995	110,224
Noncontrolling interest in Regulus Therapeutics Inc.	11,830	4,737
Noncontrolling interest in Ibis Biosciences, Inc. — discontinued operations	—	32,419
Total stockholders’ equity	304,825	147,380
Total liabilities and stockholders’ equity	$680,578	$572,776

(1)          The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements as adjusted for the required retroactive adoption of accounting standards that became effective in January 2009.  See Note 1, Basis of Presentation, for additional details.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)
Revenue:
Research and development revenue under collaborative agreements	$25,962	$28,488	$86,415	$69,750
Licensing and royalty revenue	809	975	2,923	7,790
Total revenue	26,771	29,463	89,338	77,540

Expenses:
Research and development	33,832	26,024	94,520	73,096
General and administrative	3,335	3,263	10,685	9,428
Total operating expenses	37,167	29,287	105,205	82,524

Income (loss) from operations	(10,396)	176	(15,867)	(4,984)

Other income (expense):
Investment income	1,430	3,468	5,243	8,804
Interest expense	(3,185)	(3,084)	(9,422)	(8,902)
Gain on investments	123	—	2,794	—

Income (loss) from continuing operations, before income tax benefit	(12,028)	560	(17,252)	(5,082)

Income tax benefit	3,968	—	4,625	—

Net income (loss) from continuing operations, net of income tax benefit	(8,060)	560	(12,627)	(5,082)

Discontinued operations:
Loss from discontinued operations	—	(155)	(29)	(5,884)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	—	171,773	—
Net income (loss) from discontinued operations, net of tax	—	(155)	171,744	(5,884)

Net income (loss)	(8,060)	405	159,117	(10,966)

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	1,136	1,208	2,907	3,056

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(6,924)	$1,613	$162,024	$(7,910)

Basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.07)	$0.02	$(0.10)	$(0.02)
Net income (loss) from discontinued operations	—	—	1.75	(0.06)
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.07)	$0.02	$1.65	$(0.08)
Shares used in computing basic net income (loss) per share	98,320	95,863	97,988	93,786
Shares used in computing diluted net income (loss) per share	98,320	100,181	97,988	93,786

(1)          Adjusted for the required retroactive adoption of accounting standards that became effective in January 2009.  See Note 1, Basis of Presentation, for additional details.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net cash (used in) provided by operating activities	$(76,909)	$231,207

Investing activities:
Purchases of short-term investments	(626,703)	(305,998)
Proceeds from the sale of short-term investments	440,705	112,227
Purchases of property, plant and equipment	(11,662)	(7,050)
Acquisition of licenses and other assets	(1,915)	(2,585)
Purchases of strategic investments	(349)	—
Proceeds from the sale of strategic investments	2,848	—
Net cash used in investing activities	(197,076)	(203,406)

Financing activities:
Net proceeds from issuance of equity	9,795	10,543
Proceeds from equipment financing arrangement	6,394	—
Proceeds from issuance of convertible promissory note to GSK	—	5,000
Principal payments on debt and capital lease obligations	(1,896)	(7,238)
Proceeds from stock purchase by Genzyme Corporation, net of fees	—	49,962
Proceeds from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	175,000	40,000
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	10,000	—
Net cash provided by financing activities	199,293	98,267

Net (decrease) increase in cash and cash equivalents	(74,692)	126,068
Cash and cash equivalents at beginning of period	223,985	138,614
Cash and cash equivalents at end of period	$149,293	$264,682

Supplemental disclosures of cash flow information:
Interest paid	$4,666	$4,482
Income taxes paid	$10,205	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,240	$2,657

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2008. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. The condensed consolidated financial statements have been adjusted for the required retroactive adoption of the accounting standards for convertible debt instruments that may be settled in cash upon conversion and for reclassification of noncontrolling interests that became effective in January 2009.  See Note 2, Significant Accounting Policies, and Note 6, Long-Term Obligations, for additional information about these accounting standards. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc.  In addition to our wholly owned subsidiaries, our condensed consolidated financial statements include one variable interest entity, Regulus Therapeutics Inc., for which we are the primary beneficiary.  As a result of completing the sale of Ibis Biosciences, Inc. to Abbott Molecular Inc., or AMI, in January 2009, we have presented Ibis’ financial position and results of operations separately as discontinued operations in our condensed consolidated financial statements. We have reclassified amounts in the prior period financial statements to conform to the current period presentation.  Prior to the sale of Ibis, we identified Ibis as a variable interest entity that we consolidated.  All significant intercompany balances and transactions have been eliminated.

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

We generally recognize revenue related to the sale of our drug inventory as we ship or deliver drugs to our partners. In several instances, we completed the manufacturing of the drugs, but our partners asked us to deliver the drugs on a later date.  Under these circumstances, we ensured that revenue is realized or realizable and earned before we recognized the related revenue.  Revenue is realized or realizable and earned when all of the following criteria are met, persuasive evidence of an arrangement exists, the delivery has occurred or services rendered, the fee is fixed and determinable, and collectibility is reasonably assured.

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

Short-term investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have initial maturities of greater than ninety days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20% in each of the respective entities except Regulus, our majority owned subsidiary, which we consolidate with our financial results. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the issuer, near term prospects of the issuer and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies under the cost method of accounting because we own less than 20% and do not have significant influence in their operations. When we determine that a decline in value is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  We determined that there were no other-than-temporary declines in value of our investments during the first nine months of 2009 and 2008.  During the first nine months of 2009, we sold all of the common stock of OncoGenex Pharmaceuticals Inc. that we owned resulting in a realized gain of $2.5 million.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs during the first nine months of 2009 and 2008.  Total inventory, which consisted of raw materials, was $2.8 million and $2.7 million as of September 30, 2009 and December 31, 2008, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs, if appropriate. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent. For the first nine months of 2009 and 2008, we recorded a non-cash charge of $497,000 and $1.6 million, respectively, which we included in research and development expenses, related to the assignment of patents to certain of our partners and the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

•                  Dilutive stock options;

•                  Warrants issued to Symphony GenIsis Holdings LLC; and

•                  Warrants issued for the Private Placement Financing

Computations for basic and diluted net income (loss) per share are as follows:  (in thousands, except per share amounts)

As we incurred a loss from continuing operations for the three and nine months ended September 30, 2009, we did not include diluted common equivalent shares in the computation of diluted net loss and diluted net income per share because the effect would be anti-dilutive.

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended September 30, 2009
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(6,924)
Net income (loss) from discontinued operations	—
Total basic and diluted net loss	$(6,924)	98,320	$(0.07)

For the nine months ended September 30, 2009
Basic and diluted net income per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(9,720)
Net income from discontinued operations, net of taxes	171,744
Total basic and diluted net income	$162,024	97,988	$1.65

As we incurred a net loss for the nine months ended September 30, 2008, we did not include diluted common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the three months ended September 30, 2008
Basic net income per share:
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$1,768
Net loss from discontinued operations	(155)
Total basic net income	$1,613	95,863	$0.02
Diluted net income per share:
Dilutive stock options	—	3,266
Warrants issued for the Private Placement Financing	—	829
Warrants issued to Symphony GenIsis Holdings LLC	—	223
Net income from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders plus assumed conversions	1,768
Net loss from discontinued operations, net of taxes	(155)
Total diluted net income	$1,613	100,181	$0.02
Potentially dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options		2,863

For the nine months ended September 30, 2008
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,026)
Net loss from discontinued operations	(5,884)
Total basic and diluted net loss	$(7,910)	93,786	$(0.08)

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. As of September 30, 2009, we had collaborative arrangements with eight entities that we consider to be variable interest entities. For the nine months ended September 30, 2009, our condensed consolidated financial statements included one variable interest entity, Regulus, for which we were the primary beneficiary.  For the nine months ended September 30, 2008, our condensed consolidated financial statements included two variable interest entities, Ibis and Regulus, for which we were the primary beneficiary.  Prior to completing the sale of Ibis to AMI in January 2009, we identified Ibis as a variable interest entity that we consolidated.

Noncontrolling Interests

On January 1, 2009, we adopted an accounting standard that became effective in January 2009, which recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity.  Although the adoption of this accounting standard did not impact our results of operations and financial position, it required us to reclassify noncontrolling interests as stockholders’ equity, include the net loss attributable to noncontrolling interests as part of our consolidated net income (loss) and provide additional disclosures as part of our financial statements.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our condensed consolidated financial statements.

The following table presents the statement of changes in stockholders’ equity for the nine months ended September 30, 2009 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Regulus	Ibis	equity
Balance at December 31, 2008	97,172	$97	$960,361	$982	$(851,216)	$4,737	$32,419	$147,380
Comprehensive income:
Net income (loss)	—	—	—	—	162,024	(2,907)	—	159,117
Change in unrealized gains	—	—	—	4,344	—	—	—	4,344
Reclassification adjustment for realized gains included in net income	—	—	—	(1,648)	—	—	—	(1,648)
Comprehensive income	—	—	—	—	—	—	—	161,813
Options exercised and employee stock purchase plan issuances	1,205	1	9,794	—	—	—	—	9,795
Share-based compensation expense	—	—	8,256	—	—	—	—	8,256
Sale of Ibis to AMI	—	—	—	—	—	—	(32,419)	(32,419)
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	10,000	—	10,000
Balance at September 30, 2009	98,377	$98	$978,411	$3,678	$(689,192)	$11,830	$—	$304,825

The following table presents the statement of changes in stockholders’ equity for the nine months ended September 30, 2008 (in thousands):

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Total stockholders’
Description	Shares	Amount	capital	income	deficit	Regulus	Ibis	equity
Balance at December 31, 2007	87,239	$87	$882,633	$538	$(833,044)	$9,371	$—	$59,585
Comprehensive loss:
Net loss	—	—	—	—	(7,910)	(3,056)	(1,163)	(12,129)
Change in unrealized gains	—	—	—	(1,809)	—	—	—	(1,809)
Comprehensive loss	—	—	—	—	—	—	—	(13,938)
Options exercised and employee stock purchase plan issuances	1,329	1	10,543	—	—	—	—	10,544
Warrants exercised	2,580	3	(3)	—	—	—	—	—
Share-based compensation expense	—	—	11,815	—	—	—	—	11,815
Issuance of common stock to Genzyme	5,000	5	49,956	—	—	—	—	49,961
AMI’s capital contribution to noncontrolling interest	—	—	—	—	—	—	34,522	34,522
Balance at September 30, 2008	96,148	$96	$954,944	$(1,271)	$(840,954)	$6,315	$33,359	$152,489

Convertible debt

On January 1, 2009, we adopted an accounting standard that became effective in January 2009, which requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our condensed consolidated financial statements.  For additional information, see Note 6, Long-Term Obligations.

Subsequent Events

We have evaluated subsequent events occurring through November 5, 2009, which represents the date we issued our financial statements, for potential recognition or disclosure in our financial statements.

Stock-based compensation expense

We account for our stock-based compensation expense related to employee stock options and employee stock purchases by estimating the fair value of each employee stock option grant and the employee stock purchase plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes model.  The expected term of stock options granted represents the period of time that they are expected to be outstanding.  We estimated the expected term of options granted based on historical exercise patterns.

For the nine months ended September 30, 2009 and 2008, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	1.9%	3.1%
Dividend yield	0.0%	0.0%
Volatility	56.9%	55.1%
Expected Life	4.9 years	4.6 years

Board of Director Stock Options:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	3.4%	3.8%
Dividend yield	0.0%	0.0%
Volatility	61.5%	62.2%
Expected Life	7.7 years	7.6 years

ESPP:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	0.3%	2.8%
Dividend yield	0.0%	0.0%
Volatility	56.5%	61.4%
Expected Life	6 months	6 months

We account for stock options granted to non-employees, which consist primarily of options granted to Regulus’ Scientific Advisory Board, by estimating their fair value.  Until the stock option is vested, we remeasure the fair value at each reporting period.  We recognize the expense over the period of time the non-employee is required to perform services.

Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2009	2008	2009	2008

Research and development	$2,893	$2,796	$8,031	$8,378
General and administrative	653	815	1,783	2,056
Non-cash compensation expense related to stock options included in continuing operations	3,546	3,611	9,814	10,434
Non-cash compensation expense (benefit) related to stock options included in discontinued operations	—	439	(1,558)	1,381
Total	$3,546	$4,050	$8,256	$11,815

Basic and diluted stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.04)	$(0.04)	$(0.10)	$(0.11)
Net income (loss) per share included in discontinued operations	—	—	0.02	(0.02)
Total	$(0.04)	$(0.04)	$(0.08)	$(0.13)

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

As of September 30, 2009, total unrecognized compensation cost related to Isis’ and Regulus’ non-vested stock-based compensation plans was $13.7 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.25 years.

Impact of recently issued accounting standards

In June 2009, the Financial Accounting Standards Board issued a new accounting standard to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  We do not expect this new standard to have a material impact on our condensed consolidated financial statements when we are required to adopt it in 2010.

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

Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation.  Accordingly, we have presented the operating results of Ibis in our Condensed Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the first nine months of 2009 primarily consisted of the $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income tax expense.  The components of discontinued operations for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$2,752	$—	$8,989
Total operating expenses	—	7,252	35	20,293
Loss from operations	—	(4,500)	(35)	(11,304)
Other income, net	—	4,078	—	4,257
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	—	267	6	1,163
Loss from discontinued operations	—	(155)	(29)	(5,884)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	—	171,773	—
Net income (loss) from discontinued operations, net of tax	$—	$(155)	$171,744	$(5,884)

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

4.                                      Investments

As of September 30, 2009, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2009:

One year or less	73%
After one year but within five years	27%
Total	100%

At September 30, 2009, we had an ownership interest of less than 20% in each of five private companies and two public companies with which we conduct business.  The companies are Antisense Therapeutics Limited and iCo Therapeutics Inc., which are publicly-traded, and Santaris Pharma A/S, formerly Pantheco A/S, Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard Pharmaceuticals, Inc., which are privately-held.  We account for securities in the privately-held companies under the cost method of accounting. During the first nine months of 2009, we sold all of the common stock of OncoGenex that we owned resulting in a realized gain of $2.5 million.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Estimated
September 30, 2009	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$119,529	$293	$(60)	$119,762
Debt securities issued by U.S. government agencies	165,058	305	—	165,363
Debt securities issued by the U.S. Treasury	48,970	71	—	49,041
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	275
Total securities with a maturity of one year or less	333,832	669	(60)	334,441
Corporate debt securities	27,975	259	(22)	28,212
Debt securities issued by U.S. government agencies	74,717	112	(35)	74,794
Debt securities issued by U.S. Treasury	21,063	37	—	21,100
Total securities with a maturity of more than one year	123,755	408	(57)	124,106
Subtotal	$457,587	$1,077	$(117)	$458,547
Equity securities:
Current portion	$1,229	$2718	$—	$3,947
Long-term portion	625	—	—	625
Subtotal	$1,854	$2,718	$—	$4,572
	$459,441	$3,795	$(117)	$463,119

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2008	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$111,569	$150	$(307)	$—	$111,412
Debt securities issued by U.S. government agencies	111,112	838	(19)	—	111,931
Debt securities issued by the U.S. Treasury	12,939	44	—	—	12,983
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	—	275
Total securities with a maturity of one year or less	235,895	1,032	(326)	—	236,601
Corporate debt securities	13,608	5	(371)	—	13,242
Debt securities issued by U.S. government agencies	23,199	56	(18)	—	23,237
Total securities with a maturity of more than one year	36,807	61	(389)	—	36,479
Subtotal	$272,702	$1,093	$(715)	$—	$273,080
Equity securities:
Current portion	$2,380	$604	$—	$(1,163)	$1,821
Long-term portion	625	—	—	—	625
Subtotal	$3,005	$604	$—	$(1,163)	$2,446
	$275,707	$1,697	$(715)	$(1,163)	$275,526

Investments we consider to be temporarily impaired at September 30, 2009 are as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	20	$34,114	$(48)	$1,627	$(34)	$35,741	$(82)
Debt securities issued by U.S. government agencies	8	25,300	(35)	—	—	25,300	(35)
Total temporarily impaired securities	28	$59,414	$(83)	$1,627	$(34)	$61,041	$(117)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We intend to hold these securities to maturity and anticipate full recovery of amortized cost with respect to these securities at maturity.

5.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Below is a table of our assets that we measure at fair value on a recurring basis.  For the following major security types, we break down the inputs used to measure fair value at September 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$126,352	$126,352	$—	$—
Corporate debt securities (1)	147,974	—	147,974	—
Debt securities issued by U.S. government agencies (1)	240,157	—	240,157	—
Debt securities issued by the U.S. Treasury (1)	70,141	70,141	—	—
Debt securities issued by states of the United States and political subdivisions of the states (1)	275	—	275	—
Equity securities (2)	3,947	3,947	—	—
Total	$588,846	$200,440	$388,406	$—

(1)          Included in cash and cash equivalents and short-term investments on our Condensed Consolidated Balance Sheet.

(2)          Included in other current assets on our Condensed Consolidated Balance Sheet.

6.                                    Long-Term Obligations

Convertible Subordinated Notes

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8%, which is payable semi-annually. The 2 5/8% notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. At September 30, 2009, the principal and accrued interest payable on the notes was $162.5 million and $545,000, respectively, and the fair value was $193.1 million.  At December 31, 2008, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively, and the fair value was $162.3 million. For the nine months ended September 30, 2009, we included 11.1 million shares of our common stock in the computation of diluted net income per share for the conversion of the 2 5/8% notes.  We did not include the effect of the conversion of the note into our common stock in the computation of diluted net loss and diluted net income per share because the effect would have been anti-dilutive.

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

In 2009, we began accounting for the 2 5/8% notes using the accounting standard that became effective in January 2009, which requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature, that results in us recording our convertible debt at a discount.  The resulting debt discount is amortized over the expected life of the debt as additional non-cash interest expense.  We retrospectively applied the standard to all periods presented in our condensed consolidated financial statements.  Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate for the 2 5/8% notes was 9.3%.  As a result, we retrospectively adjusted the carrying value of the 2 5/8% notes.  Below is a table summarizing the changes to our balance sheet as of December 31, 2008 as a result of adopting this accounting standard (in thousands):

	As Originally Reported	As Adjusted	Effect of Change
Debt issuance costs (included in deposits and other assets)	$3,943	$2,569	$(1,374)
2 5/8% convertible subordinated notes	$162,500	$117,993	$(44,507)
Additional paid-in capital	$905,721	$960,361	$54,640
Accumulated deficit	$(839,708)	$(851,216)	$(11,508)

Additionally, we adjusted interest expense for the three and nine months ended September 30, 2008 to reflect our nonconvertible debt borrowing rate as follows (in thousands):

	As Originally Reported	As Adjusted	Effect of Change	Effect of Change per share (Basic and Diluted)
Interest expense:

Three months ended September 30, 2008	$1,509	$3,084	$1,575	$0.02
Nine months ended September 30, 2008	$4,297	$8,902	$4,605	$0.05

As a result of adopting the standard, interest expense for the three months ended September 30, 2009 included $1.7 million, or $0.02 for basic and diluted per share, of non-cash interest expense related to the amortization of the debt discount and $5.1 million, or $0.05 for basic and diluted per share for the nine months ended September 30, 2009.

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $19.4 million in principal to finance the purchase of equipment.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  We have drawn down $13.0 million in principal under this loan agreement at a weighted average interest rate of 6.65%.  The carrying balance under this loan agreement at September 30, 2009 and December 31, 2008 was $11.0 million and $6.5 million, respectively.

7.                                    Income Taxes

Primarily as a result of the significant upfront funding that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year, we will have a substantial amount of taxable income in 2009.  To reduce our tax liability, we will offset a portion of the taxable income with our projected 2009 loss from continuing operations.  We will also use some of our net operating loss carryforwards (NOL’s) to reduce our federal income taxes in 2009.  The tax law changes that were enacted with the 2008/2009 California Budget have suspended our ability to use NOL’s to offset our California tax expense for 2009.  However, we will offset our California income tax liability to the full extent allowed under the tax regulations with our research and development tax credit carryforwards, which California tax regulations limit to 50% of our California liability.  After using all of our allowable losses and tax credits to reduce our tax liability, we estimate that our annual tax expense will be approximately $20 million for the entire year of 2009.

We are required to allocate our 2009 tax expense between discontinued operations and continuing operations in our Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, we recorded the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, the allocation rules require us to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which we describe below.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first nine months of 2009.

We included an income tax benefit in continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income. We calculated this benefit by applying our estimated effective tax rate to our loss from continuing operations for the first nine months of 2009. As a result we recorded an income tax benefit of $4.6 million for the first nine months of 2009.

At September 30, 2009, our balance sheet included an income tax payable of $15.9 million.  In the fourth quarter of 2009, as our loss from continuing operations increases, we will record additional income tax benefit using the calculation above. The income tax benefit we record will reduce our overall tax expense and income tax payable until we reach our estimated annual amount of $20 million at the end of 2009.

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

Our Condensed Consolidated Balance Sheets at September 30, 2009 included deferred revenue of $9.5 million related to our agreement with Alnylam and none at December 31, 2008.  During the three and nine months ended September 30, 2009, we generated revenue from our relationship with Alnylam totaling $1.4 million and $3.7 million, respectively, compared to $4.6 million for the nine months ended September 30, 2008.  We did not recognize any revenue for the three months ended September 30, 2008.

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

9.                                      Segment Information and Concentration of Business Risk

Segment information

Prior to AMI’s acquisition of our Ibis business, we reported our financial results in three segments.  We currently report our financial results in two segments, Drug Discovery and Development and Regulus.  Segment loss from operations includes revenue less research and development expenses and general and administrative expenses attributable to each segment.  See the Business Segments discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 below for additional information on the segments.

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

Our Regulus segment generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Drug Discovery and Development	Regulus	Total
Three Months Ended September 30, 2009
Revenue:
Research and development	$25,337	$625	$25,962
Licensing and royalty	809	—	809
Total segment revenue	$26,146	$625	$26,771
Loss from operations	$(8,084)	$(2,312)	$(10,396)

Three Months Ended September 30, 2008
Revenue:
Research and development	$27,807	$681	$28,488
Licensing and royalty	975	—	975
Total segment revenue	$28,782	$681	$29,463
Income (loss) from operations	$2,386	$(2,210)	$176

	Drug Discovery and Development	Regulus	Total
Nine Months Ended September 30, 2009
Revenue:
Research and development	$84,027	$2,388	$86,415
Licensing and royalty	2,923	—	2,923
Total segment revenue	$86,950	$2,388	$89,338
Loss from operations	$(9,991)	$(5,876)	$(15,867)
Total assets as of September 30, 2009	$654,751	$25,827	$680,578

Nine Months Ended September 30, 2008
Revenue:
Research and development	$68,321	$1,429	$69,750
Licensing and royalty	7,790	—	7,790
Total segment revenue	$76,111	$1,429	$77,540
Income (loss) from operations	$207	$(5,191)	$(4,984)
Total assets as of December 31, 2008 (1)	$533,637	$23,677	$557,314

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

Concentrations of business risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Partner A	62%	56%	56%	41%
Partner B	18%	26%	21%	32%
Partner C	8%	10%	7%	12%

Contract receivables from three significant partners comprised approximately 30%, 23% and 16% of contract receivables at September 30, 2009. Contract receivables from three significant partners comprised approximately 25%, 18% and 14% of contract receivables at December 31, 2008.

10.                             Subsequent Event

In October 2007, we licensed AIR645 to Altair, a biotechnology company focusing on the discovery, development and commercialization of our antisense drugs to treat asthma and other respiratory conditions. We granted an exclusive worldwide license to Altair for the development and commercialization of AIR645, an antisense drug for the treatment of asthma.  In November 2009, we participated in Altair’s most recent financing which will fund Altair’s Phase 2 development of AIR645.  Since the realization of the equity we received from the financing is uncertain, we will recognize a full valuation allowance to offset the $1 million payment we made to Altair in the fourth quarter of 2009.  As a result of the financing, our ownership interest in Altair is less than 10%.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and Regulus Therapeutics, our majority-owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such products. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 32 of this Report.

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

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,600 issued patents.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for attractive licensing and partnering arrangements. To date, we have generated more than $345 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Since 2007, we have established a number of notable pharmaceutical partnerships, which include Genzyme, BMS and OMJP, to develop and commercialize certain of our key cardiovascular and diabetes drugs.  Since 2007, we have also added more than $760 million in cash from our partnerships.  If our current partnerships continue to be successful, we have the opportunity to earn additional milestone payments.  We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

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

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for all prior periods in our financial statements separately as discontinued operations and therefore Ibis is no longer included in our segment reporting.  Net income from discontinued operations in the first nine months of 2009 primarily consists of a $202.5 million gain related to the sale of Ibis to AMI less $30.7 million of income taxes.

Recent Events

We reported positive top-line Phase 2 data on ISIS 113715 in patients with type 2 diabetes on stable doses of sulfonylurea.

•      Treatment with 200 mg per week of ISIS 113715 for 13 weeks showed consistent and statistically significant reductions in multiple short and intermediate measures of glucose control.

•      ISIS 113715 also showed statistically significant and clinically meaningful reductions in LDL-C and a tendency toward weight loss.

•      The safety profile of the drug remains positive with no exacerbation of sulfonylurea-induced hypoglycemia or other clinically significant adverse effects.

Our pipeline matures as antisense drugs continue to advance in development and show promise in clinical studies.

•      Altair reported the successful completion of a Phase 1 study that showed AIR645 was safe and well tolerated.  Altair intends on initiating Phase 2 studies on AIR645 soon.

•      OncoGenex initiated a Phase 1 study evaluating OGX-427 in patients with bladder cancer.

•      Achaogen reported the successful completion of a Phase 1 study on ACHN-490.

We support our dominant patent estate and maintain an extensive and broad intellectual property position.

•      We received a notice of allowance that expands the scope of our Crooke patents and we, Alnylam and Regulus were granted a key microRNA patent in Japan.

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

Convertible debt

On January 1, 2009, we adopted an accounting standard that became effective in January 2009, which requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our condensed consolidated financial statements.  For additional information, see Note 6, Long-Term Obligations.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2009 was $26.8 million and $89.3 million, respectively, compared to $29.5 million and $77.5 million for the same periods in 2008.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  In August 2009, we finished amortizing the revenue associated with the $50 million upfront payment we received from OMJP in 2007 resulting in less revenue in the third quarter of 2009 compared to the same period in 2008.  Our revenue for the first nine months of 2009 increased compared to the same period in 2008 due primarily to an increase in revenue from our collaboration with Genzyme.  As part of our strategic relationship with Genzyme, in the first quarter of 2008 Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter paid us a license fee of $175 million.  We are amortizing the premium on the stock, $100 million calculated using a Black-Scholes option valuation model, and the license fee ratably into revenue through June 2012, which represents the end of our performance obligation based on the research and development plan included in the agreement.

Collaborations with Alnylam, BMS, Genzyme and Regulus’ strategic alliance with GSK include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received and from research and development funding.

The following table sets forth information on our revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drug Discovery and Development:
Research and development revenue	$25,337	$27,807	$84,027	$68,321
Licensing and royalty revenue	809	975	2,923	7,790
	$26,146	$28,782	$86,950	$76,111

Regulus Therapeutics:
Research and development revenue	$625	$681	$2,388	$1,429
	$625	$681	$2,388	$1,429

Total Revenue:
Research and development revenue	$25,962	$28,488	$86,415	$69,750
Licensing and royalty revenue	809	975	2,923	7,790
	$26,771	$29,463	$89,338	$77,540

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2009 was $25.3 million and $84.0 million, respectively, compared to $27.8 million and $68.3 million for the same periods in 2008.  The decrease in our revenue for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in revenue from our collaboration with OMJP that is described above.  The increase in our revenue for the first nine months of 2009 compared to the same period in 2008 was primarily due to the increase in revenue from our collaboration with Genzyme.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2009 was $809,000 and $2.9 million, respectively, compared to $975,000 and $7.8 million for the same periods in 2008.  Revenue was higher in 2008 primarily due to the $4.6 million and $1.4 million of sublicensing revenue we earned from Alnylam and ATL, respectively, in the second quarter of 2008 offset, in part, by the $1 million sublicensing revenue received in the first quarter of 2009 from Alnylam when Alnylam entered into a transaction with Cubist that included technology we had licensed to Alnylam.

Regulus Therapeutics

Regulus’ revenue for the three and nine months ended September 30, 2009 was $625,000 and $2.4 million, respectively, compared to $681,000 and $1.4 million for the same periods in 2008.  The increase in the first nine months of 2009 compared to the same period in 2008 was primarily related to revenue from its collaboration with GSK including the $500,000 discovery milestone payment that Regulus received from GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which Regulus began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2009 were $37.2 million and $105.2 million, respectively, compared to $29.3 million and $82.5 million for the same periods of 2008.  The higher expenses in 2009 compared to 2008 were primarily due to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drug Discovery and Development	$34,230	$26,396	$96,941	$75,904
Regulus Therapeutics	2,937	2,891	8,264	6,620
Total operating expenses	$37,167	$29,287	$105,205	$82,524

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Research and development expenses	$30,939	$23,228	$86,489	$64,718
Non-cash compensation expense related to stock options	2,893	2,796	8,031	8,378
Total research and development expenses	$33,832	$26,024	$94,520	$73,096

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Drug Discovery and Development	$31,607	$23,650	$88,238	$67,804
Regulus Therapeutics	2,225	2,374	6,282	5,292
Total research and development expenses	$33,832	$26,024	$94,520	$73,096

For the three and nine months ended September 30, 2009, we incurred total research and development expenses of $30.9 million and $86.5 million, respectively, compared to $23.2 million and $64.7 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. We attribute the increase in expenses to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.  We discuss expenses related to Regulus in a separate section below.

Drug Discovery & Development

Antisense Drug Discovery

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Antisense drug discovery	$6,987	$4,630	$18,386	$13,355
Non-cash compensation expense related to stock options	771	583	2,281	1,766
Total antisense drug discovery	$7,758	$5,213	$20,667	$15,121

Antisense drug discovery costs for the three and nine months ended September 30, 2009 were $7.0 million and $18.4 million, respectively, compared to $4.6 million and $13.4 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. The higher expenses were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to enhance our platform technology and to support collaborative research efforts for which we earn revenue.  These activities resulted in an increase in personnel and laboratory supplies in 2009.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Mipomersen	$7,605	$2,611	$17,894	$9,193
Other antisense development products	3,487	3,417	11,766	10,206
Development overhead costs	1,174	910	3,621	2,657
Non-cash compensation expense related to stock options	893	818	2,661	2,596
Total antisense drug development	$13,159	$7,756	$35,942	$24,652

Antisense drug development expenditures were $12.3 million and $33.3 million for the three and nine months ended September 30, 2009 compared to $6.9 million and $22.1 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options. We attribute the increase primarily to the development of mipomersen, including the broad Phase 3 program, and increases in our other cardiovascular development projects.  Development overhead costs were $1.2 million and $3.6 million for the three and nine months ended September 30, 2009, compared to $910,000 and $2.7 million for the same periods in 2008. The increase in overhead costs was a result of the additional resources needed to support the expansion of our clinical development programs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 15 of our 19 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we will over time transition the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We are contributing up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Manufacturing and operations	$3,467	$3,261	$10,078	$8,694
Non-cash compensation expense related to stock options	353	276	1,052	842
Total manufacturing and operations	$3,820	$3,537	$11,130	$9,536

Manufacturing and operations expenses for the three and nine months ended September 30, 2009 were $3.5 million and $10.1 million, respectively, compared to $3.3 million and $8.7 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of an increase in personnel costs to support our expanded clinical development programs including our broad Phase 3 program for mipomersen and an increase in depreciation relating to upgrades made to our manufacturing facility which were completed in the second quarter of 2009.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Personnel costs	$1,910	$2,678	$5,807	5,545
Occupancy	2,242	1,814	5,568	4,911
Depreciation and amortization	1,350	1,961	4,981	4,645
Insurance	224	227	681	680
Other	625	(98)	2,048	938
Non-cash compensation expense related to stock options	761	561	2,276	1,776
Total R&D support costs	$7,112	$7,143	$21,361	$18,495

R&D support costs for the three and nine months ended September 30, 2009 were $6.4 million and $19.1 million, respectively, compared to $6.6 million and $16.7 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase for the first nine months of 2009 compared to the same period in 2008 was primarily a result of an increase in personnel costs, lease modification fees paid in September 2009 and $750,000 we received from Ercole Biotech, Inc. in March 2008 as repayment of a convertible note that we had previously expensed.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drug Discovery and Development	$6,869	$7,143	$20,498	$18,495
Regulus Therapeutics	243	—	863	—
Total R&D support costs	$7,112	$7,143	$21,361	$18,495

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$2,681	$2,448	$8,902	$7,372
Non-cash compensation expense related to stock options	654	815	1,783	2,056
Total general and administrative expenses	$3,335	$3,263	$10,685	$9,428

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drug Discovery and Development	$2,623	$2,746	$8,703	$8,100
Regulus Therapeutics	712	517	1,982	1,328
Total general and administrative expenses	$3,335	$3,263	$10,685	$9,428

General and administrative expenses for the three and nine months ended September 30, 2009 were $2.7 million and $8.9 million, respectively, compared to $2.4 million and $7.4 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase was primarily a result of costs associated with our Bruker Daltonics Inc. litigation and the increase in Regulus’ general and administrative expenses in 2009.  For further information on the Bruker Daltonics litigation, see the Legal Proceedings section below.  We discuss expenses related to Regulus in a separate section below.

Regulus Therapeutics

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development expenses	$2,109	$1,816	$6,521	$3,893
General and administrative expenses	621	192	1,757	610
Non-cash compensation expense/(benefit) related to stock options	207	883	(14)	2,117
Total Regulus’ operating expenses	$2,937	$2,891	$8,264	$6,620

Operating expenses for Regulus were $2.7 million and $8.3 million for the three and nine months ended September 30, 2009 compared to $2.0 million and $4.5 million for the same periods in 2008, all amounts excluding non-cash compensation expense related to stock options.  The increase was primarily related to Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration, which began in April 2008.  With the strategic alliance with GSK, it is anticipated that Regulus’ expenses will increase over its run rate going forward as Regulus advances its research and development activities.

Investment Income

Investment income for the three and nine months ended September 30, 2009 totaled $1.4 million and $5.2 million, respectively, compared to $3.5 million and $8.8 million for the same periods in 2008.  The decrease in investment income was primarily due to the lower average returns on our investments resulting from the current market conditions offset by significantly higher average cash balances.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $3.2 million and $9.4 million, respectively, and was slightly higher compared to $3.1 million and $8.9 million for the same periods in 2008.  In 2009, we adopted the accounting standard related to our 2 5/8% convertible notes that became effective in January 2009.  As a result of adopting the standard, the amount of interest expense we recorded in our statement of operations for the three and nine months ended September 30, 2009 increased by $1.7 million and $5.1 million, respectively, compared to an increase of $1.6 million and $4.6 million for the same periods in 2008.  For additional information, see Note 6, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.

Gain on Investments

Gain on investments for the three and nine months ended September 30, 2009 was $123,000 and $2.8 million, respectively.  The gain on investments for the first nine months of 2009 primarily reflected the gain we realized on the sale of all of the common stock of OncoGenex that we owned.  We did not recognize any gain on investments for the first nine months of 2008.

Income Tax Benefit

Even though we finished the first nine months of 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI earlier this year.  We recorded an income tax benefit of $4.0 million and $4.6 million for the three and nine months ended September 30, 2009 on a line called “Income Tax Benefit” as part of our financial results from continuing operations because we will be using the tax benefits generated from our current year loss from continuing operations to offset a portion of our taxable income.

Net Income (Loss) from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) from continuing operations, net of income tax benefit	$(8,060)	$560	$(12,627)	$(5,082)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	1,136	1,208	2,907	3,056
Net income (loss) from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(6,924)	$1,768	$(9,720)	$(2,026)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the three and nine months ended September 30, 2009 was $6.9 million and $9.7 million, respectively, compared to net income of $1.8 million and net loss of $2.0 million for the same periods in 2008.  Net loss from continuing operations for the first nine months of 2008 was lower than 2009 primarily due to the increase in operating expenses offset by the increase in revenue and income tax benefit recognized in 2009, all of which are discussed above.

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

Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the nine months ended September 30, 2009 was $171.7 million, compared to net loss from discontinued operations of $155,000 and $5.9 million for the three and nine months ended September 30, 2008.  We did not recognize any net income (loss) from discontinued operations for the three months ended September 30, 2009.  Net income from discontinued operations for the first nine months of 2009 primarily consisted of the $202.5 million gain less income taxes. We are required to allocate our 2009 tax expense between discontinued operations and continuing operations in our Condensed Consolidated Statement of Operations. Since the sale of Ibis to AMI was a discrete event that occurred in the first quarter of 2009, we recorded the total amount of our estimated income tax expense for discontinued operations in the first quarter of this year.  Further, we are required to gross up this amount by the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2009, which is described in the Income Tax Benefit section above.  This means that in addition to the tax expense for the gain on the sale of Ibis, discontinued operations also includes the tax expense for other timing differences, which principally consists of the timing difference associated with the upfront funding we received from Genzyme.  Accordingly, we have recorded tax expense of $30.7 million in discontinued operations in the first nine months of 2009.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended September 30, 2009 was $6.9 million and net income for the nine months ended September 30, 2009 was $162.0 million, compared to a net income of $1.6 million and a net loss of $7.9 million for the three and nine months ended September 30, 2008.  Basic and diluted net loss per share for the three months ended September 30, 2009 was $0.07 per share compared to basic and diluted net income per share of $0.02 per share for the same period in 2008.  Basic and diluted net income per share for the nine months ended September 30, 2009 was $1.65 per share compared to basic and diluted net loss per share of $0.08 for the same period in 2008.  In the third quarter of 2008, the discontinued operations line item included $4.1 million of income related to the call option that we granted to AMI in connection with the sale of Ibis.  The call option income along with the decrease in revenue and increase in operating expenses that are discussed above contributed to the change in net income/loss from the third quarter of 2008 to the same period in 2009.  The improvement in our net income and net income per share for the first nine months of 2009 over the same period in 2008 was primarily due to the gain we recognized when we sold Ibis to AMI.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2009, we have earned approximately $786.4 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2009, we have raised net proceeds of approximately $812.7 million from the sale of our equity securities and we have borrowed approximately $562.2 million under long-term debt arrangements to finance a portion of our operations.

At September 30, 2009, we had cash, cash equivalents and short-term investments of $607.8 million and stockholders’ equity of $304.8 million. In comparison, we had cash, cash equivalents and short-term investments of $491.0 million and stockholders’ equity of $147.4 million as of December 31, 2008. At September 30, 2009, we had consolidated working capital of $504.5 million, compared to $393.7 million at December 31, 2008.  Our cash, cash equivalents and short-term investments, stockholders’ equity and consolidated working capital increased primarily as a result of the $175 million we received from AMI in the first quarter of 2009.  During the first nine months of 2009, we also received more than $34 million in cash from our corporate partnerships.

As of September 30, 2009, our debt and other obligations totaled $139.9 million, compared to $130.0 million at December 31, 2008.  The increase in our debt and other obligations was primarily due to the $6.4 million additional draw downs on our equipment financing arrangement and $5.3 million of non-cash amortization of the debt discount recorded in the first nine months of 2009 as a result of adopting the accounting standard related to our 2 5/8% convertible notes that became effective in January 2009.  The standard did not impact our cash, cash equivalents and short-term investments but decreased the carrying value of our $162.5 million convertible notes to $123.3 million and $118.0 million at September 30, 2009 and December 31, 2008, respectively, with corresponding increases to shareholders’ equity.  For additional information, see Note 6, Long-Term Obligations, in the Notes to the Condensed Consolidated Financial Statements.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of September 30, 2009. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8% Convertible Subordinated Notes	$162.5	$—	$—	$—	$162.5
GSK Convertible Promissory Note, including accrued interest	$5.3	$—	$5.3	$—	$—
Equipment Financing Arrangements	$11.0	$4.1	$6.8	$0.1	$—
Other Obligations	$0.4	$—	$—	$—	$0.4
Operating Leases	$17.8	$3.3	$5.1	$2.4	$7.0

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a convertible promissory note Regulus issued to GSK, equipment financing arrangements and other obligations.

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

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 3.25% at September 30, 2009.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or Regulus does not repay the note in cash, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock.

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $19.4 million in principal to finance the purchase of equipment.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each loan under the loan agreement will have a term of approximately three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4%.  We are using the equipment purchased under the loan agreement as collateral.  We have drawn down $13.0 million in principal under this loan agreement at a weighted average interest rate of 6.65%.  The carrying balance under this loan agreement at September 30, 2009 and December 31, 2008 was $11.0 million and $6.5 million, respectively.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2009 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2009, we had accumulated deficit of approximately $689.2 million and stockholders’ equity of approximately $304.8 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of September 30, 2009, we had cash, cash equivalents and short-term investments equal to $607.8 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2009, the market price of our common stock ranged from $9.90 to $18.81 per share. On November 2, 2009, the closing price of our common stock on the Nasdaq Global Market was $12.38. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, only our board of directors, chairman of the board or chief executive officer can call special meetings of our stockholders. We also have implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Delaware law and other of our agreements, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests. In addition, our board of directors has the authority to fix the rights and preferences of, and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2009.

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

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 5, 2009

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	November 5, 2009