Form 10-K
period 2009-12-31
ISIS PHARMACEUTICALS INC
filed 2010-03-01
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The NASDAQ Global Select Market was $1,361,263,134 as of June 30, 2009.*

The number of shares of voting common stock outstanding as of February 22, 2010 was 99,063,964.

DOCUMENTS INCORPORATED BY REFERENCE

(To the extent indicated herein)

Portions of the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2009 to be filed on or about April 16, 2010 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 2, 2010 are incorporated by reference into Part III of this Report. The Exhibit Index (Item No. 15) located on pages 68 to 72 incorporates several documents by reference as indicated therein.

*                 Excludes 15,657,564 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10% of the common stock outstanding at June 30, 2009. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

PART I

Item 1.  Business

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.   Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key value inflection points.  In this way, our organization remains small and focused.  We discover new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development and commercialization expertise.  For example, we partner our drugs with leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Bristol-Myers Squibb, Genzyme Corporation and Eli Lilly and Company.  Additionally, we have created a consortium of smaller companies that can broadly exploit the technology with their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc., a company we established and jointly own focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities through collaborations with Achaogen, Inc. and Archemix Corp. Beyond human therapeutics, we benefit from the commercialization of products of our inventions by other companies that are better positioned to maximize the commercial potential of these inventions, such as Ibis Biosciences, Inc., a subsidiary of ours that we sold in early 2009 to Abbott Molecular Inc., or AMI, a wholly owned subsidiary of Abbott Laboratories.  All of these aspects fit into our unique business model and create continued shareholder value.

Through the power and efficiency of our technology, we can continuously add new antisense drugs to our development pipeline each year.  For example, in 2009, we added three new drugs to our internal development pipeline, and we anticipate continuing to grow this pipeline at a rate of three to five new drugs per year.  Because we can discover more drugs and drug candidates than we can develop ourselves, our partnership strategy is important as it allows us to focus on our key therapeutic franchises while also creating an expansive pipeline with multiple partnerships.   We focus our research and development efforts primarily in cardiovascular, metabolic and neurodegenerative diseases and cancer while our partners are developing antisense drugs in these and other areas, including inflammatory disease.

The clinical success of mipomersen, the lead drug in our cardiovascular franchise, is a clear example of the power of our RNA-based technology.  Our clinical experience with mipomersen demonstrates that antisense drugs work in man. We and Genzyme reported positive data from two Phase 3 studies in patients with familial hypercholesterolemia, or FH.  Both studies met their primary and secondary endpoints with reductions in LDL-cholesterol, or LDL-C, and other generally accepted risk factors for cardiovascular disease.  These data are consistent with our observations of mipomersen in earlier clinical studies and support the profile of the drug as a novel treatment to reduce LDL-C in patients with high cholesterol, and at high cardiovascular risk and who cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.

With mipomersen we have additional evidence, as we have shown with other antisense drugs, that we can predict the activity of our drugs in man from the preclinical successes we observe in animals. We believe mipomersen’s success has validated our technology platform and increased the value of our drugs.

In addition to mipomersen, many of the other drugs in our pipeline are demonstrating encouraging therapeutic activity in a variety of diseases.  We reported positive Phase 2 data from our protein tyrosine phosphatase 1B, or PTP-1B, drug showing consistent and statistically significant reductions in short and intermediate measures of glucose control, reductions in LDL-C and a tendency toward weight loss.  We believe these parameters added together create an encouraging profile for a new therapy to treat type 2 diabetics.  We also reported positive Phase 1 data on our glucagon receptor, or GCGR, inhibitor, one of four programs in our metabolic disease franchise.  Our partnered drugs are also showing encouraging activity in numerous diseases.  For example, our partner OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc., reported Phase 2 data showing that OGX-011, an antisense drug we and OncoGenex co-discovered, provides survival advantage in patients with prostate cancer compared to standard therapies, and our partner Altair Therapeutics Inc. reported positive Phase 1 data on AIR645, our first inhaled antisense drug in clinical development for the treatment of asthma.  These data highlight the broad therapeutic activity of antisense drugs and the power of our antisense technology platform to generate drugs that address significant medical needs.

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Since 2007, our partnerships have generated an aggregate of more than $750 million in payments from licensing fees, equity purchase payments and milestone payments.  In addition, for our partnered drugs we have the potential to earn approximately $2.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

Beyond drug development, we create significant shareholder value through products of our inventions that other companies are developing and commercializing.  For example, Ibis was a product of our innovative technology with applications in a number of areas, including infectious disease detection in hospital and clinical settings.  In early 2009, we completed the sale of Ibis to AMI for a total purchase price of $215 million.  We will continue to benefit from the success of Ibis through earn out payments from the sales of Ibis commercial products.  This transaction represented a significant valuation for Ibis and a reflection of the value we created through our Ibis business.

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

Below is a list of some of our key accomplishments for 2009 and early 2010.

2009 and Early 2010 Business Highlights

Drug Development Highlights

•                  Mipomersen continues to advance in clinical development and move closer to the market for patients who cannot adequately control their cholesterol levels with current therapies and who need new treatment options.  We and Genzyme reported positive data from two Phase 3 studies evaluating mipomersen in patients with FH.

•                  In a Phase 3 study evaluating mipomersen in patients with homozygous FH, we and Genzyme reported that the study met its primary endpoint with a 25% reduction in LDL-C after 26 weeks of treatment, compared to a decrease of 3% for placebo (p<0.001), which constitutes an average reduction of LDC-C greater than 100 mg/dL, and also met all of its secondary and tertiary endpoints.

•                  In a Phase 3 study evaluating mipomersen in patients with heterozygous FH, we and Genzyme reported that the study met its primary endpoint with a 28% reduction in LDL-C after 26 weeks of treatment, compared to an increase of 5% for placebo (p<0.001) and also met all of its secondary endpoints.  Patients treated with mipomersen had an average LDL-C of 104 mg/dL at the end of the study and 45% of the mipomersen-treated patients achieved LDL-C levels of less than 100 mg/dL.

•                  We reported positive Phase 2 data on ISIS 113715 in patients with type 2 diabetes on stable doses of sulfonylurea.

•                  In this study, patients treated with 200 mg per week of ISIS 113715 for 13 weeks achieved consistent and statistically significant reductions in multiple short and intermediate measures of glucose control.

•                  We reported positive Phase 1 data in which ISIS-GCGRRx produced a significant improvement in glucagon-induced blood glucose levels and was well tolerated.

•                  In addition, we and our partners continued to advance the drugs in our pipeline and reported encouraging clinical results in a broad range of diseases.

•                  We and our partners presented positive Phase 1 data on six drugs including, LY2181308, OGX-427, ISIS-GCGRRx, AIR645, iCo-007 and ACHN-490, and positive Phase 2 data on OGX-011.

•                  We and our partners added four new drugs to our pipeline, including ISIS-FXIRx to treat thrombosis, ISIS-SMNRx to treat spinal muscular atrophy, or SMA, ISIS-APOCIIIRx to treat cardiovascular disease, and ACHN-490 to treat severe bacterial infections.

•                  We and our partners initiated Phase 1 clinical studies on four drugs and initiated Phase 2 studies on two drugs including AIR645 and EXC 001.

Corporate Highlights

•                  We executed our business strategy by successfully monetizing a key asset.

•                  We sold our Ibis subsidiary to AMI.

•                  We benefited financially as our partners advanced drugs in development.

•                  We received $11 million in milestone payments and sublicensing fees.

•                  We also benefited from our partnerships focused on developing and advancing certain RNA-based therapeutic technologies, receiving nearly $13 million in total.

•                  We supported our satellite company partners who are developing antisense drugs discovered by us for the treatment of a broad range of diseases by participating in the financings of Regulus, Altair, iCo Therapeutics Inc., and Excaliard Pharmaceuticals, Inc.

•                  We strengthened our intellectual property assets by obtaining patent grants and allowances that expand our fundamental patents and increase protection of our drugs in development.

•                  We also exclusively licensed certain intellectual property from the University of Massachusetts to develop drugs to treat SMA.  Funding support for the University of Massachusetts’ research program responsible for creating this intellectual property was provided in part by Families of SMA.

•     Regulus formed a new alliance with GlaxoSmithKline, or GSK, to develop and commercialize microRNA therapeutics targeting microRNA 122, or miR-122, for hepatitis C viral infection.

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

Our Development Projects

We are the leader in the discovery and development of an exciting new class of drugs called antisense drugs. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. When we combine this efficiency with our rational approach to selecting disease targets we can build a large and diverse portfolio of drugs designed to treat a variety of health conditions, including cardiovascular, metabolic, inflammatory, ocular and neurodegenerative diseases, and cancer.  We also continue to improve our scientific understanding of our drugs and other disease targets, including the biological processes our disease targets use and the impact of our drugs on these processes.

With our expertise in discovering and characterizing novel antisense inhibitors, our scientists can optimize the properties of our antisense drugs for use with particular targets. Our scientists have made significant advances in chemistries, which we call our second-generation antisense drugs. Second-generation antisense drugs may have increased potency, stability, oral bioavailability and an improved side effect profile. Our scientists have utilized our chemistry advancements to expand the therapeutic and commercial opportunities of our pipeline. These advancements along with shared manufacturing and analytical processes, shorten our timeline from initial concept to the first human dose.

We and our partners are developing antisense drugs for systemic, local and inhaled delivery. We expect to continue to bring new drugs into our pipeline, creating opportunities for future licensing transactions, and building a broad proprietary portfolio of drugs that are applicable to many disease targets.

The following table lists our approved product and each of our and our partners’ drug development projects, their targets, disease indications and the development status of each. Prior to Phase 2 studies, we identify our drugs by the party responsible for development and the target, such as BMS-PCSK9Rx or ISIS-SGLT2Rx, except when our partners refer to a drug by the partner’s own compound number, such as AIR645 or EXC 001.  As our drugs advance in clinical development, we will adopt nonproprietary names given to each drug from the United States Adopted Names Council.  For example, mipomersen is a nonproprietary name that we obtained for ISIS 301012 in 2007.

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

Mipomersen — Mipomersen is a first-in-class apolipoprotein B, or apoB, synthesis inhibitor, or ABSI, currently in Phase 3 development as a potential novel treatment to reduce LDL-C in patients with high cholesterol and who are at high cardiovascular risk. Mipomersen is a second-generation antisense drug administered to patients through a once-weekly subcutaneous injection. It acts by decreasing the production of apoB, which provides the structural core for all atherogenic lipids, including LDL-C, which carry cholesterol through the bloodstream. In June 2008, we licensed mipomersen to Genzyme as part of a strategic transaction to develop and commercialize mipomersen.

In February 2010, we and Genzyme reported positive top-line data from our second Phase 3 trial evaluating mipomersen in patients with heterozygous FH. This is the second study to report from our broad Phase 3 program, and we expect the study to support the first regulatory filings in the U.S. and E.U.  These two filings may also include patients with severe hypercholesterolemia.

About FH — FH is a genetic disorder in which patients cannot properly metabolize LDL-C, resulting in elevated LDL-C levels. FH patients experience a markedly increased risk of premature cardiovascular disease. There are two forms of FH: homozygous FH, where the patient inherits the same defective gene from both parents, and heterozygous FH where the patient inherits the defective gene from only one parent, thereby preserving some normal gene function.  The homozygous form of FH is a very rare condition estimated to affect approximately one in a million people. Homozygous FH patients can have LDL-C levels greater than 600 mg/dL and are at very high risk for early coronary events and sudden death. Because many patients are resistant to the lipid-lowering effects of currently available therapies, it is difficult to effectively treat homozygous FH patients.  Heterozygous FH is a more common form of the disorder, with a prevalence of approximately one in 500, and results in untreated LDL-C levels of approximately 300 mg/dL, double those of the general population.

Mipomersen Development — Mipomersen is intended to reduce LDL-C by preventing the formation of lipids that are responsible for the buildup of plaque in the arteries. The current recommendations for LDL-C goals from the National Cholesterol Education Program’s Adult Treatment Panel III are less than 100 mg/dL for patients with very high cardiovascular risk and less than 130 mg/dL for patients with moderate cardiovascular risk. We and Genzyme are developing mipomersen for patients whose LDL-C levels exceed these recommendations despite taking maximally tolerated lipid-lowering treatments.

In Phase 2 studies, we evaluated mipomersen in multiple patient populations and as a single-agent and in combination with other lipid-lowering therapies. We reported data showing that mipomersen lowered LDL-C in all patient populations tested. Mipomersen lowered LDL-C when used either as a single agent or in combination with other lipid-lowering medicines. In addition, mipomersen lowered serum apoB, non-high-density lipoprotein-cholesterol, or non-HDL-C, triglycerides and lipoprotein (a), or Lp(a), all generally accepted risk factors for cardiovascular disease.

In November 2009, we and Genzyme reported positive data from a Phase 3 trial evaluating mipomersen in patients with homozygous FH. We designed the Phase 3 study in homozygous FH patients to test the efficacy and safety of adding mipomersen to substantial lipid-lowering therapy.  The Phase 3 trial was a randomized, double-blind, placebo-controlled study that enrolled 51 homozygous FH patients and is one of the largest trials to date in this rare patient population. Patients were randomized 2:1 to receive a 200 mg dose of mipomersen or placebo by weekly injections for 26 weeks. The trial was conducted at 10 sites in seven countries in North America, Europe, Asia, South America and Africa.

We and Genzyme reported that the trial met its primary endpoint in an intent-to-treat analysis with a 25 percent reduction in LDL-C after 26 weeks of treatment, vs. 3 percent for placebo (p < 0.001), which constitutes an average reduction of LDL-C greater than 100mg/dL. The study also met all of its secondary and tertiary endpoints, suggesting that mipomersen may offer potential benefits beyond LDL-C reduction.  Patients treated with mipomersen experienced a 27 percent reduction in apoB vs. 3 percent for placebo; a 21 percent reduction in total cholesterol vs. 2 percent for placebo; and a 25 percent reduction in non-HDL cholesterol vs. 3 percent for placebo (all p<0.001).   Reductions were observed in other atherogenic lipids, including Lp(a) by 31 percent and VLDL-C by 17 percent (both p<0.01 vs. placebo); and triglycerides by 18 percent (p=0.013 vs. placebo).  Mipomersen patients’ HDL-C levels increased 15 percent (p=0.035 vs. placebo), which combined with the LDL-C reductions observed, resulted in improved LDL/HDL ratios, a ratio considered an important measure of cardiovascular risk.  Mipomersen patients’ LDL/HDL ratios decreased by 34 percent (p<0.001 vs. placebo). Although the patients were on maximally tolerated statins and other lipid-lowering therapies, their average LDL-C at baseline was greater than 400 mg/dL, confirming that the population is one in which LDL-C reduction is challenging to achieve. The reductions observed in the study were in addition to those achieved with the patients’ existing therapeutic regimen.

Of the 34 patients treated with mipomersen, 28 completed the study. Of the six discontinuations, one patient discontinued due to elevations in liver transaminases that did not represent a Hy’s Law case, an indicator of drug-induced liver injury, and was not associated with any other signs of liver toxicity. Of the remaining discontinuations, two patients stopped treatment due to injection site reactions, one patient stopped treatment due to a rash, one patient stopped treatment for personal reasons and one patient was discontinued due to patient non-compliance. Consistent with previous studies evaluating mipomersen, the most commonly observed adverse events were injection site reactions, flu-like symptoms and elevations in liver transaminases.  Four patients had elevations in liver transaminases above 3 x ULN, or three times the upper limit of normal, three of whom reached between 5 and 8 x ULN.  None of these patients, including the patient who discontinued the study, had changes in other laboratory tests to indicate liver dysfunction.  In all cases, transaminases returned to entry criteria by the end of planned clinical observations.

In February 2010, we and Genzyme reported positive top-line data from a second Phase 3 study that evaluated mipomersen in patients with heterozygous FH.  This study met its primary endpoint, with a highly statistically significant 28 percent reduction in LDL-C, after 26 weeks of treatment, compared with an increase of 5 percent for placebo (p<0.001).  This study also met each of its secondary endpoints of reduction in apoB, total cholesterol and non-HDL cholesterol.  Consistent with our previous studies evaluating mipomersen, the most commonly observed adverse events were injection site reactions and flu-like symptoms.

The study was a randomized, double-blind, placebo-controlled trial that enrolled 124 heFH patients, aged 18 and older with LDL-C levels greater than 100 mg/dL.  Patients were randomized 2:1 to receive a 200 mg dose of mipomersen or placebo weekly for 26 weeks.  All of the 124 patients in the study had pre-existing coronary artery disease, were taking a maximally tolerated dose of a statin and in many cases additional lipid-lowering drugs.  Patients’ average LDL-C at baseline was 150 mg/dL.  Patients treated with mipomersen had an average LDL-C level of 104 mg/dL at the end of the study.  Forty-five percent of the mipomersen-treated patients achieved LDL-C levels of less than 100 mg/dL, a recognized treatment goal for high-risk patients.  The reductions observed in the study were in addition to those achieved with the patients’ existing therapeutic regimens.

There were no new areas of safety concerns identified in the trial.  Of the 83 patients treated with mipomersen, 73 completed the study; nine of the discontinuations were related to adverse events.  Consistent with previous studies evaluating mipomersen, the most commonly observed adverse events were injection site reactions and flu-like symptoms.  As in other mipomersen trials, elevations in liver transaminases were observed that were similar in magnitude and duration to those seen in other studies.  None of these patients had changes in other laboratory tests to indicate hepatic dysfunction, and there were no Hy’s Law cases.  Full data from this study will be presented at a future medical meeting.

We and Genzyme are currently conducting a broad clinical program evaluating mipomersen in different patient populations.  We have completed enrollment in the following mipomersen studies including:

•                  A Phase 3 study in 58 patients with severe high cholesterol;

•                  A Phase 3 study in 158 high cholesterol patients at high risk for coronary heart disease; and

•                  A Phase 2 study in high-risk, high-cholesterol patients who are intolerant to statins.

We and Genzyme expect to report the data from the remaining two Phase 3 studies in mid-2010.  The data from all of the Phase 3 mipomersen clinical studies will help inform the design of a clinical outcomes study of mipomersen. The outcomes study may also support the eventual potential expansion of mipomersen’s label to include a broader group of high-risk, high-cholesterol patients.

Mipomersen Commercialization — The U.S. Food and Drug Administration, or FDA, has granted mipomersen Orphan Drug designation for treating patients with homozygous FH. Orphan Drug designation encourages and facilitates development of drugs for rare diseases, offering potential tax credits and marketing incentives upon approval.

Genzyme’s initial U.S. and E.U. regulatory filings for mipomersen will seek marketing approval for the treatment of patients with homozygous FH.  These two filings may also include patients with severe hypercholesterolemia.  A Phase 3 study of mipomersen in patients with severe hypercholesterolemia is fully enrolled and we anticipate data in mid-2010.  With the completion of enrollment in this study, the last of the four Phase 3 studies that will form the basis for the first regulatory filings, Genzyme continues to refine and expand the regulatory and commercial strategy for mipomersen.  By mid-2011, Genzyme expects to have filed for approval in the U.S. and E.U. and to have made progress toward filing in other major international markets. In addition, we and Genzyme expect that data from all of the mipomersen trials described above will be available at the time of the initial submissions, and this data will continue to build the body of clinical evidence around mipomersen’s value in managing high-risk, high-cholesterol patients. Following a successful severe hypercholesterolemia submission in Europe, Genzyme plans to file a second submission in Europe for heterozygous FH patients. Genzyme and Isis are also planning an outcomes study that may support the potential expansion of mipomersen’s indication to include a broader group of high-risk, high-cholesterol patients.

ISIS-CRPRx — ISIS-CRPRx is an antisense drug that targets CRP, a protein produced in the liver. CRP levels increase dramatically during inflammatory disorders, and excessive amounts of CRP have been linked to coronary artery disease. Furthermore, a growing body of evidence from clinical trials implicates CRP in cardiovascular disease progression.

These results suggest that it may be therapeutically beneficial to significantly decrease CRP levels in patients who are at risk for coronary events. In addition, clinicians have associated elevated CRP levels with a worsening of overall outcomes in conditions such as end-stage renal disease and multiple myeloma, suggesting that lowering CRP could help these patients. CRP elevation is also evident in many other major inflammatory diseases such as Crohn’s disease and rheumatoid arthritis.

In preclinical studies, we observed dramatic suppression of liver and serum CRP levels with our antisense inhibitor of CRP. ISIS-CRPRx is currently in a Phase 1 blinded, randomized, placebo-controlled, dose-escalation study designed to assess the safety and pharmacokinetic profile of our drug in addition to the initial effects of our drug on baseline CRP levels in healthy volunteers.  Once completed, we intend to initiate a broad Phase 2 program on ISIS-CRPRx and evaluate ISIS-CRPRx in patients with multiple myeloma, rheumatoid arthritis with stable high CRP levels, atrial fibrillation following cardiopulmonary bypass and end-stage renal disease.

BMS-PCSK9Rx — BMS-PCSK9Rx is an antisense drug that specifically targets proprotein convertase subtilisin/kexin type 9, or PCSK9, an important protein involved in the metabolism of cholesterol and LDL. Its role is to break down the cell surface receptor that captures LDL particles. Therefore, inhibiting PCSK9 increases the number of receptors available to remove LDL-C from the bloodstream. Genetic studies in humans have demonstrated that elevated PCSK9 can lead to severely high levels of LDL-C, whereas low PCSK9 is associated with low LDL-C levels. These observations suggest that it may be therapeutically beneficial to decrease PCSK9 levels in patients who are at risk for atherosclerosis and cardiovascular disease.  We believe that BMS-PCSK9Rx could offer a new and complementary mechanism to current lipid-lowering therapies to prevent and treat cardiovascular diseases.

In May 2007, Bristol-Myers Squibb entered into a collaboration with us to identify antisense drugs that target PCSK9. In 2008, we achieved the first milestone in this collaboration with the selection of BMS-PCSK9Rx as a development candidate.

ISIS-FXIRx — ISIS-FXIRx is an antisense drug designed to treat clotting disorders.  It targets Factor XI, a clotting factor produced in the liver.  High levels of Factor XI are linked to heart attack, stroke and blood clots.  In preclinical studies, ISIS-FXIRx demonstrated potent antithrombotic activity and a superior safety profile (lower risk of bleeding) compared with standard anti-clotting agents, including low molecular weight heparin, warfarin and Factor Xa inhibitors.  We plan to begin IND-enabling studies on ISIS-FXIRx in the first half of 2010.

ISIS-APOCIIIRx — ISIS-APOCIIIRx is an antisense drug designed to lower triglycerides to treat hypertriglyceridemia.  Hypertriglyceridemia is an independent risk factor for cardiovascular disease and is also a hallmark of metabolic syndrome, which occurs in a large percentage of people with type 2 diabetes.  ISIS-APOCIIIRx targets apolipoprotein C-III, or apoC-III, a protein synthesized in the liver that plays a central role in the regulation of serum triglycerides.  Recent data suggest that loss-of-function mutations within the apoC-III gene lower triglycerides levels and appear to improve health and extend longevity.  Clinical studies have demonstrated an association between apoC-III, metabolic syndrome and coronary heart disease.  In addition, insulin resistance has been shown to be mediated through apoC-III, leading to worsening of the metabolic syndrome.

In preclinical studies, ISIS-APOCIIIRx mitigated symptoms of metabolic syndrome and reduced atherosclerosis in mice.  We added ISIS-APOCIIIRx to our development pipeline in late 2009.

Cardiovascular research — We continue to build our cardiovascular disease franchise by evaluating potential drug targets that influence the onset and progression of cardiovascular disease, and we intend to expand our franchise with additional drugs to treat various aspects of cardiovascular disease through complementary mechanisms.  We recently added ISIS-APOCIIIRx to our pipeline for the treatment of hypertriglyceridemia.  We designed ISIS-APOCIIIRx to manage triglycerides levels and provide an alternate, yet complementary, approach to lipid management.

Metabolic Franchise

We are pursuing the discovery and development of antisense drugs for metabolic diseases such as diabetes and obesity. These chronic diseases affect millions of people and there continues to be a significant need for new therapies for these patients. According to the Centers for Disease Control and Prevention, diabetes affects more than 20 million people in the U.S., or 7 percent of the population, with type 2 diabetes constituting 90 percent to 95 percent of those cases.

ISIS 113715 — ISIS 113715 is an antisense drug that targets PTP-1B for the treatment of type 2 diabetes. PTP-1B is responsible for turning off the activated insulin receptor. As a result, by reducing levels of PTP-1B, ISIS 113715 enhances the activity of insulin. We plan to initially develop ISIS 113715 as an adjunct to insulin therapy. ISIS 113715 provides us with the opportunity to develop a first-in-class drug with a novel mechanism of action and an insulin signal enhancer with anti-obesity and lipid-lowering potential.

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

In October 2009, we reported positive top-line Phase 2 data for ISIS 113715 in patients with type 2 diabetes who had uncontrolled blood sugar despite treatment with stable doses of sulfonylurea. The study showed consistent and statistically significant reductions in multiple short and intermediate measures of glucose control. In addition to lowering blood glucose, ISIS 113715 caused statistically significant and clinically meaningful reductions in LDL cholesterol.  Furthermore, consistent with the preclinical data with ISIS 113715, a tendency toward weight loss was observed even in this short-term study without strict dietary control. The effect of ISIS 113715 on weight was preceded by a statistically significant increase in circulating adiponectin, a hormone that increases with weight loss.  ISIS 113715 demonstrated a favorable safety profile with no exacerbation of sulfonylurea-induced hypoglycemia or other clinically significant adverse effects. We plan to report the full details of the data at a future medical meeting.

ISIS-GCGRRx — ISIS-GCGRRx is an antisense drug that targets GCGR. Glucagon is a hormone that opposes the action of insulin and stimulates the liver to produce glucose.  In type 2 diabetes, unopposed action of glucagon can lead to increased blood glucose levels. Reducing the expression of GCGR using antisense inhibitors, and thereby reducing excessive liver glucose production, should lower blood glucose and help control type 2 diabetes.

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

We recently reported Phase 1 data in which ISIS-GCGRRx produced a significant improvement in glucagon-induced blood glucose levels and was well tolerated.  In this study, normal volunteers were administered a glucagon infusion that caused an increase in blood glucose levels. Subjects treated with ISIS-GCGRRx showed a dose-dependent decrease in blood glucose levels and at a dose of 400 mg/week of ISIS-GCGRRx demonstrated statistically significant decreases in blood glucose following the glucagon infusion (p<0.0001).

ISIS-GCGRRx was developed with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or OMJP, as part of a collaboration.  During our research collaboration with OMJP, we identified more potent antisense inhibitors to GCGR.  A more potent drug should enhance the therapeutic profile of the GCGR program and provide much greater commercial value.  This collaboration has ended and we have regained the rights to the glucagon receptor program.  We will continue to pursue this target and plan to move a more potent inhibitor forward in development.

ISIS-GCCRRx — ISIS-GCCRRx is an antisense drug that targets the glucocorticoid receptor, or GCCR.  Glucocorticoid hormones have a variety of effects throughout the body, including promoting liver glucose production and fat storage.  Although scientists have long recognized inhibiting GCCR as an attractive strategy for developing therapeutics for type 2 diabetes, the side effects associated with systemic GCCR inhibition have challenged developers of traditional drugs.  Antisense inhibitors of GCCR take advantage of the unique tissue distribution of oligonucleotides that allows the antisense drugs to antagonize glucocortocoid action primarily in liver and fat tissue.  Notably, antisense drugs do not reduce GCCR expression in the central nervous system, or CNS, or adrenal glands, which could lead to systemic side effects.

In preclinical studies, we have shown that antisense inhibition of GCCR reduced levels of blood glucose, demonstrated a dramatic and favorable effect on lipid levels including cholesterol and triglycerides, and reduced body fat.  These observations suggest that an antisense drug that inhibits GCCR could have a broad therapeutic profile.  We were developing our GCCR program as part of our collaboration with OMJP.  OMJP has returned the program to us, and we will be moving this program forward in development.

ISIS-SGLT2Rx — ISIS-SGLT2Rx is an antisense drug that targets sodium glucose co-transporter type 2, or SGLT2, which is the major transporter for blood sugar re-absorption in the kidney.  By specifically blocking the production of SGLT2 in the kidney tissue, we can promote blood sugar excretion and reduce blood sugar levels, without having any effect on a related gene product, SGLT1.

In addition to being our first antisense drug directed at a target in the kidney, ISIS-SGLT2Rx is also unique due to its 12 nucleotide length rather than the more typical 18 to 21 nucleotide sequences that comprise our other drugs.  It is among the most potent antisense drugs that we have evaluated in preclinical models. In preclinical studies, inhibition of SGLT2 was very potent in reducing blood glucose levels and hemoglobin, or HbA1c, which is a measure of long-term glucose control, without causing low blood sugar, called hypoglycemia. These data are consistent with expectations based on human subjects who have mutations in the SGLT2 gene and have increased urine glucose levels but are otherwise asymptomatic.  Therefore, we believe that ISIS-SGLT2Rx could be a potent, highly active drug that will provide significant therapeutic benefits.

We are evaluating ISIS-SGLT2Rx in a Phase 1 study designed to assess the safety and activity of the drug in healthy volunteers by measuring the effect on glucose excretion in urine.  We plan to complete the ongoing Phase 1 study of ISIS-SGLT2Rx and expect to initiate a Phase 2 study in 2010.

Cancer Franchise

We are pursuing the discovery and development of antisense drugs to treat cancers internally and through our partnerships with OncoGenex and Eli Lilly and Company.  Cancer is one of our core therapeutic areas and an area where we are expanding our internal development activities.  During 2009, our partners presented encouraging clinical data on a number of antisense drugs, including positive Phase 2 overall median survival data for OGX-011.  We discovered or co-discovered these antisense drugs and licensed them to our partners to treat multiple types of cancer.  We believe the favorable tolerability and early evidence of clinical benefit of these partnered drugs demonstrate how uniquely suited our technology is to create novel cancer therapeutics.   Because of these observations, we have begun to build our internal cancer program, and, as a first step, we reacquired the rights to ISIS-EIF4ERx, an antisense drug we discovered and previously licensed to Eli Lilly and Company for the treatment of cancer.  By reacquiring this important cancer program we can rapidly advance the program to Phase 2 studies in patients with multiple types of cancer. In addition to ISIS-EIF4ERx, our current portfolio consists of three antisense drugs that act upon biological targets associated with cancer progression and/or treatment resistance. We believe that our antisense drugs have pharmaceutical properties that make them attractive therapeutics for cancer, and we continue to expand our efforts in cancer to include new targets and new treatments.

OGX-011 — OGX-011, now under license to Teva Pharmaceutical Industries Ltd., is a second-generation antisense drug that targets clusterin, a secreted protein that acts as a cell-survival protein and is over-expressed in response to anti-cancer agents.  We and OncoGenex jointly discovered and conducted the initial development of OGX-011.  OGX-011 is designed to be used as an adjunct therapy to enhance the effectiveness of chemotherapy and has shown promising results when added to currently available chemotherapies in several tumor types.  The FDA has granted OGX-011 two Fast Track Designations as a treatment in combination with first-line and second-line docetaxel for progressive metastatic prostate cancer.   In December 2009, OncoGenex licensed OGX-011 to Teva as part of a global license and collaboration agreement to develop and commercialize OGX-011.

In May 2009, OncoGenex reported results of a randomized Phase 2 trial of OGX-011 in patients with advanced metastatic castrate resistant prostate cancer, or CRPC, at the American Society of Clinical Oncology. In this study, OncoGenex reported a median overall survival of 23.8 months in patients treated with OGX-011 plus docetaxel compared to 16.9 months for patients treated with docetaxel alone. In addition, OncoGenex reported that the unadjusted hazard ratio, a measure used to determine the difference in survival between treatment groups, was 0.61, representing a 39 percent reduction in the rate of death for patients treated with OGX-011. OncoGenex also reported that OGX-011 continued to be well tolerated in combination with docetaxel.

OncoGenex has also evaluated OGX-011 in a Phase 1/2 combination study in patients with non-small cell lung cancer, or NSCLC.  In February 2009, OncoGenex reported data showing that after two years, 30 percent of patients who had received OGX-011 with first-line chemotherapy were still alive.  Previously, OncoGenex reported a mature median survival of 14.1 months and a one-year survival rate of 54 percent.

Teva and OncoGenex will collaborate on a global Phase 3 clinical program in patients with advanced prostate cancer and advanced NSCLC.  OncoGenex has announced that, together with Teva, it expects to initiate two Phase 3 clinical studies in 2010.   These studies include a Phase 3 study for second-line chemotherapy in patients with CRPC and a Phase 3 study for first-line chemotherapy in patients with metastatic CRPC. OncoGenex also announced that, together with Teva, it intends to initiate an additional Phase 3 study in first-line treatment in patients with advanced, unresectable NSCLC by early 2011.

LY2181308 — LY2181308 is an antisense drug that targets survivin, which plays a role in cancer cell death and is one of the most commonly over expressed proteins in cancers. We licensed our anti-cancer drug, LY2181308, to Eli Lilly and Company as part of the companies’ antisense drug discovery research collaboration in cancer. The researchers involved in this collaboration have shown that inhibiting the expression of survivin by LY2181308 inhibits the growth of cancer cells. Since normal cells in the body do not express survivin, we expect that this drug will have fewer side effects than traditional chemotherapy. Eli Lilly and Company completed its Phase 1 study of LY2181308 and presented first-in-human data from this study confirming that LY2181308 penetrates tumor tissue and reduces survivin messenger RNA, or mRNA, and protein levels in tumor cells.

Eli Lilly and Company is evaluating LY2181308 in two separate Phase 2 studies in patients with relapsed or refractory acute myeloid leukemia and as a combination therapy in patients with hormone refractory prostate cancer.  In addition, Eli Lilly and Company continues to progress in Phase 2 studies of LY2181308 in patients with a variety of cancers.

ISIS-EIF4ERx — ISIS-EIF4ERx is an antisense drug that targets eukaryotic initiation factor-4E, or eIF-4E, a protein involved in the translation of key growth and survival factors that contribute to tumor progression and the spread of cancer.  eIF-4E is upregulated or overexpressed in a variety of cancers, including breast, head and neck, prostate, lung, bladder, colon, thyroid and non-Hodgkin’s lymphomas and is involved in the translation of key growth and survival factors that contribute to tumor progression and the spread of cancer.  Targeting eIF-4E has been of great interest to the pharmaceutical industry and the oncology community, however the pharmaceutical industry considers eIF-4E a difficult protein to target with traditional pharmaceutical approaches.  In conjunction with scientists from Eli Lilly and Company and the Wood Hudson Cancer Research Laboratory, we published experimental data in The Journal of Clinical Investigation that suggests eIF-4E may act as a critical “switch” in cancer progression.

ISIS-EIF4ERx, formerly known as LY2275796, was discovered by us and licensed to Eli Lilly and Company for the treatment of cancer.  In December 2009, we reacquired ISIS-EIF4ERx from Eli Lilly and Company.  With the reacquisition of this asset, we will independently develop ISIS-EIF4ERx through Phase 2 proof-of-concept for the treatment of multiple types of cancer, potentially including, breast, lung, prostate, bladder and colon cancers. Eli Lilly and Company has the right to reacquire ISIS-EIF4ERx on predefined terms prior to the initiation of Phase 3 development.

Eli Lilly and Company completed a Phase 1 study of ISIS-EIF4ERx in patients with cancer that showed that the drug was well tolerated at doses up to 1200 mg per week. We plan to initiate a broad Phase 2 program on ISIS-EIF4ERx in 2010.

OGX-427 — is a second-generation antisense drug targeting heat shock protein 27, or Hsp27, which is a cell survival protein that is over-produced in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Studies have shown that increased Hsp27 production is prevalent in many human cancers, including prostate, NSCLC, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancers. Studies have also linked increased Hsp27 production to faster rates of cancer progression, treatment resistance and shorter survival duration.

OncoGenex is evaluating OGX-427 in patients with cancer.  In May 2009, OncoGenex reported preliminary results from a Phase 1 study of OGX-427 in patients with a variety of cancers.  In this study, treatment with OGX-427 was well tolerated as a monotherapy and demonstrated declines in circulating tumor cells at all doses evaluated as well as evidence of reduction in tumor markers defined as declines of prostate-specific antigen, or PSA, levels in prostate cancer and cancer-antigen-125 levels in ovarian cancer.  In August 2009, OncoGenex announced the initiation of another Phase 1 study of OGX-427 in patients with bladder cancer.

In early 2010, OncoGenex announced that a randomized, controlled Phase 2 clinical study evaluating OGX-427 as a monotherapy in patients with CRPC has received grant funding.  OncoGenex reported that it expects the Phase 2 study to start by mid-2010.

Neurodegenerative Franchise

We are pursuing the discovery and development of antisense drugs for neurodegenerative diseases in which there is a large unmet need for new treatment options. Our goal is to develop antisense drugs to treat diseases with identified genetic causes.  We have initiated several programs to develop drugs to treat severe neurodegenerative disease and funded three of these programs through grants. In addition, as part of our alliance with Genzyme, we have a preferred partner relationship for the development and commercialization of antisense drugs for certain neurodegenerative and rare diseases.  Our most advanced neurodegenerative program is ISIS-SOD1Rx, an antisense drug to treat amyotrophic lateral sclerosis, or ALS, also known as Lou Gehrig’s disease.   In December 2009, we announced the advancement of another drug, ISIS-SMNRx for the treatment of SMA to our pipeline.  ISIS-SMNRx is the first antisense drug to enter our pipeline that modulates splicing, an alternate antisense mechanism.

ISIS-SOD1Rx — ISIS-SOD1Rx is an antisense drug that targets superoxide dismutase, or SOD1, a molecule associated with an inherited, aggressive form of ALS. The FDA granted ISIS-SOD1Rx Orphan Drug designation for the treatment of ALS. Because antisense drugs do not cross the blood-brain barrier, a small pump administers the drug directly into the CNS infusing the drug into the cerebral spinal fluid. Clinicians call this type of administration intrathecal infusion.

Researchers reported in the Journal of Clinical Investigation that treatment with ISIS-SOD1Rx prolonged life in rats that showed many symptoms of ALS. By delivering our drug directly to the fluid that circulates within the CNS, we and our collaborators lowered production of the mutant protein in neurons and surrounding cells.

The ALS Association and the Muscular Dystrophy Association are providing funding for ISIS-SOD1Rx. Additionally, as part of our alliance with Genzyme, Genzyme has a right of first negotiation to license ISIS-SOD1Rx from us. We plan to initiate a Phase 1 study of ISIS-SOD1Rx in patients with the familial form of ALS in 2010.

ISIS-SMNRx — ISIS-SMNRx is an antisense drug designed to treat SMA, a neuromuscular disorder and the leading genetic cause of infant mortality.  The incidence of SMA is 1 in 6,000 to 10,000 births, and most infants born with the most severe form of SMA, Type 1, die within two years according to the National Institutes of Health’s National Institute of Neurological Disorders and Stroke.  A genetic deletion of the survival motor neuron 1, or SMN1, gene is responsible for SMA.  ISIS-SMNRx increases the production of the protein SMN by modulating the splicing of a closely related pre-mRNA, SMN2.  Normal motor function is associated with normal levels of SMN.  By altering splicing to produce SMN, ISIS-SMNRx may compensate for the underlying genetic defect.

In 2008, we and researchers from Cold Spring Harbor published data that demonstrated the feasibility of using our antisense technology to control splicing.  Our collaborative work with Cold Spring Harbor led to the discovery of ISIS-SMNRx.  Our SMA program is part of our collaboration in neurodegenerative disease with Genzyme, pursuant to which Genzyme has a right of first negotiation to license ISIS-SMNRx from us.  We plan to initiate IND-enabling studies on ISIS-SMNRx in 2010.

Other Drugs in Development

The broad applicability of our antisense technology allows us to create promising drugs in a variety of disease areas, many of which are underserved with current treatment options.  For instance, our partner, Altair, recently presented encouraging Phase 1 data from our first inhaled antisense drug, AIR645, in patients with mild asthma.  AIR645 is now being evaluated in a Phase 2a study and, if effective, it could offer a new non-steroidal, anti-inflammatory treatment for patients with asthma.   AIR645 is our first inhaled antisense drug to enter human studies and is an example of the different routes of administration to optimize distribution that we can utilize.  We have been successful in developing novel drugs and licensing them to highly focused satellite companies that have the specific expertise and resources to continue developing these drugs.  Together with our partners we continue to advance drugs in clinical development that are outside of our core therapeutic areas.

ACHN-490 — ACHN-490 is a next-generation aminoglycoside, or neoglycoside, drug that Achaogen is developing for the treatment of multi-drug resistant gram-negative bacterial infections.  Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and that clinicians use to treat serious bacterial infections. ACHN-490 incorporates aminoglycoside technology that we licensed to Achaogen.  In earlier studies, ACHN-490 displayed broad-spectrum activity against multi-drug resistant gram-negative bacteria that cause systemic infections, including E. coli and methicillin-resistant staphylococcus aureus, or MRSA. In preclinical studies, ACHN-490 demonstrated an acceptable safety profile and the potential for once-daily dosing.  In September 2009, Achaogen reported the successful completion of a Phase 1 study on ACHN-490.  Achaogen plans to initiate a Phase 2 study on ACHN-490 in 2010.

AIR645 — AIR645 is an inhaled second generation antisense drug that targets the alpha subunit of the interleukin 4 receptor, or IL-4R-alpha, which inhibits interleukin 4, or IL-4, and interleukin 13, or IL-13, signaling. IL-4 and IL-13 are two important cytokines in asthma, which regulate inflammation, mucus overproduction and airway hyper-responsiveness. In 2007 we licensed AIR645 to Altair, a company focused on the discovery, development and commercialization of novel therapeutics to treat human respiratory diseases. In preclinical studies, we showed that inhibiting IL-4R-alpha with an antisense compound potently reduced target RNA and protein levels. Inhibiting IL-4R also demonstrated pharmacologic activity in mouse models of asthma that included reducing lung cytokine production, inflammation, and airway hyper-responsiveness. In addition, these studies showed that, when delivered by inhalation, AIR645 rapidly distributed to the airways and achieved therapeutic drug concentrations in multiple cell types with little systemic exposure.

In September 2009, Altair reported the successful completion of a Phase 1 study on AIR645 evaluating the safety and tolerability of AIR645 in healthy volunteers.  Researchers presented the Phase 1 results at the European Respiratory Society Annual Congress that showed treatment with AIR645 was safe and well tolerated in subjects.  In November 2009, Altair initiated a Phase 2 study of AIR645 in patients with mild asthma. Altair expects to report results from this trial in the third quarter of 2010.

Alicaforsen — Now under license to Atlantic Pharmaceuticals Limited, alicaforsen is an antisense drug that targets intercellular adhesion molecule 1, or ICAM-1. Over-expression of ICAM-1 occurs in a wide variety of inflammatory disorders, including ulcerative colitis and pouchitis. Ulcerative colitis is an inflammatory bowel disease of the colon, a part of the large intestine, and pouchitis is an inflammation of the surgically constructed internal pouch created in ulcerative colitis patients who have had their diseased colons removed.  In 2007, we licensed alicaforsen to Atlantic Pharmaceuticals for pouchitis, ulcerative colitis and other inflammatory diseases. The FDA and European Medicines Agency have since granted alicaforsen Orphan Drug Designation for the treatment of pouchitis in the US and Europe respectively.  Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen.

ATL/TV1102 — Now under license to Teva, ATL/TV1102 is an antisense inhibitor of CD49d, which is a subunit of Very Late Antigen-4, or VLA-4. Studies in animal models have demonstrated that inhibiting VLA-4 positively affects a number of inflammatory diseases, including multiple sclerosis, or MS.

We licensed ATL/TV1102 to Antisense Therapeutics Limited in December 2001 and, in February 2008, ATL licensed ATL/TV1102 to Teva, which has responsibility for continued development of ATL/TV1102. In 2008, Teva and ATL reported Phase 2a results of ATL/TV1102 showing significantly reduced disease activity in patients with relapsing remitting MS, for which we earned a milestone payment.  Teva is completing additional preclinical studies prior to continuing to longer-term dosing studies in patients with MS.

ATL1103 — ATL1103 is an antisense drug that targets growth hormone receptor, or GHr, a receptor that, when inhibited, reduces the level of circulating insulin-like growth factor-1, or IGF-1, produced in the liver. IGF-1 is a hormone that contributes to various diseases including acromegaly, which is characterized by abnormal growth of organs, face, hands and feet, as well as for diabetic retinopathy, a common disease of the eye and a leading cause of blindness. In preclinical studies, ATL1103 demonstrated significant reductions in IGF-1 levels in the blood. ATL has recently completed preclinical toxicity studies on ATL1103 and expects to submit an application to conduct a human clinical trial in the second half of 2010.

EXC 001 — EXC 001 is an antisense drug we co-discovered and licensed to Excaliard for the local treatment of fibrotic diseases, including scarring. Fibrosis represents a significant and expanding area of unmet medical need where antisense drugs could offer a unique advantage for anti-fibrotic agents. Excaliard reported the successful completion of a Phase 1 study on EXC 001 and has initiated three Phase 2 studies on EXC 001.

iCo-007 — iCo-007 is an antisense drug that targets c-Raf kinase.  In preclinical studies, antisense inhibition of c-Raf kinase was associated with a reduction in the formation and leakage of new blood vessels in the eye, suggesting inhibiting c-Raf kinase can improve treatment for both diabetic macular edema and diabetic retinopathy. Diabetic retinopathy is one of the leading causes of blindness in people in the U.S., and nearly 100 percent of type 1 diabetics by age 20 have evidence of retinopathy. Additionally up to 21 percent of people with type 2 diabetes have retinopathy when they are first diagnosed with diabetes, and most will eventually develop some degree of retinopathy. We discovered iCo-007 and licensed it to iCo for the treatment of various eye diseases that occur as complications of diabetes.

In early 2009, investigators evaluating iCo-007 in patients with diffuse Diabetic Macular Edema presented results from the first two cohorts of a Phase 1 study.  In August 2009, iCo completed enrollment of the fourth and last cohort. iCo expects to present the final data from the Phase 1 study in the second quarter of 2010.

Vitravene, or fomivirsen — In August 1998, the FDA approved Vitravene, an antisense drug that we discovered and developed, to treat cytomegalovirus, or CMV retinitis in AIDS patients. Novartis Ophthalmics AG, our worldwide distribution partner for this drug, launched Vitravene in November 1998. New anti-HIV drugs, particularly protease inhibitors and combination treatment regimens, have prolonged survival in HIV-infected individuals. This has resulted in a decline in mortality from AIDS, accompanied by a decline in the incidence of many opportunistic infections, including CMV retinitis. As a result, Novartis no longer markets Vitravene. Vitravene demonstrates our ability to meet FDA and European regulatory requirements for safety and efficacy, and for the commercial manufacture of antisense drugs.

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

When a cell transcribes information from a DNA gene into mRNA, the two complementary strands of the DNA partly uncoil. One strand acts as a template and information stored in the DNA strand is copied into a complementary mRNA. mRNA then carries the information to cellular structures called ribosomes, the cell’s factories for manufacturing proteins. The ribosome reads the encoded information, the mRNA’s nucleotide sequence, and in so doing, strings together amino acids to form a specific protein. This process is called translation. Antisense technology interrupts the cell’s protein production process by preventing the RNA instructions from reaching the ribosome, thus inhibiting the synthesis of the protein. The mRNA sequence of nucleotides that carries the information for protein production is called the “sense” strand. The complementary nucleotide chain that binds specifically to the sense strand is called the “antisense” strand. We use the information contained in mRNA to design chemical structures, called antisense oligonucleotides or antisense drugs, which resemble DNA and RNA and are the complement of mRNA. These potent antisense drugs inhibit the production of disease-causing proteins. Specifically, almost all of our antisense drugs in development cause a cellular enzyme called ribonuclease H1, or RNase H1, to degrade the target mRNA. The drug itself remains intact during this process, so it can remain active against additional target mRNA molecules and repeatly trigger their degradation. Our antisense drugs can selectively bind to a mRNA that codes for a specific protein and will not bind to closely related RNAs, providing a level of specificity that is better than traditional drugs. As a result, we can design antisense drugs that selectively inhibit the disease-causing member of the group without interfering with those members of the group necessary for normal bodily functions. This unique specificity means that antisense drugs may be less toxic than traditional drugs because we can design them to minimize the impact on unintended targets.

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

Using proprietary antisense oligonucleotides to identify what a gene does, called gene functionalization, and then determining whether a specific gene is a good target for drug discovery, called target validation, are the first steps in our drug discovery process. We use our proprietary antisense technology to generate information about the function of genes and to determine the value of genes as drug discovery targets. Furthermore, because of the nature of antisense drugs, the very molecules we design for gene functionalization and target validation experiments may become our lead drug candidates. This efficiency is a unique advantage of our antisense drug discovery. Antisense core technology is the function within Isis that is responsible for advancing antisense technology. Through the efforts of our scientists in the antisense core technology group, we have produced second generation antisense drugs that have increased potency and stability.  We combine our core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drugs. The goal of our target-based research programs is to identify antisense drugs to treat diseases for which there are substantial markets and for which there is a need for better drugs. In addition, our research programs focus on developing the next-generation technology that we expect will increase the potency of our drugs and that could make oral bioavailability viable.  We expect that these next-generation drugs will serve as follow-on compounds to our current drugs in development and to our development candidates.

Other Antisense Mechanisms

RNAi

In addition to advancing our RNase H1 mediated antisense drugs and core chemistries, we are also working to understand the potential therapeutic utility of more nascent antisense mechanisms, including RNA interference, or RNAi, and regulation of alternative splicing. For some of this research we work with satellite company partners, including Alnylam.

RNAi is an antisense mechanism that involves using small interfering RNA, or siRNA, as a method to target a mRNA sequence. With siRNA, the cell utilizes a protein complex called RNA-induced silencing complex, or RISC, to bind to the mRNA and to prevent the production of a disease-causing protein. We have a strong and growing intellectual property position in RNAi methodology and oligonucleotide chemistry for siRNA therapeutics, and we have licensed these patents to Alnylam for double-stranded siRNA therapeutics and some single-stranded siRNAi therapeutics, as part of our collaboration with them.

At present, the double-stranded siRNA drugs in development are administered locally, or, to achieve sufficient systemic delivery, require special chemical formulation of the oligonucleotides.  In contrast, our single-stranded second generation antisense drugs readily distribute to target organs including liver and kidney.  As part of our overall research efforts, we have discovered strategies for designing single-stranded olionucleotides that act through the RNAi mechanism.  With further development, these chemically modified, single-stranded, RNA-like oligonucleotides could have improved properties for systemic administration while harnessing certain advantages of the RNAi mechanism.

In April 2009, we announced that we have formed a new collaboration with Alnylam that will focus on the development of single-stranded RNAi technology.  As part of the collaboration, we co-exclusively licensed our single-stranded RNAi technology to Alnylam in exchange for upfront payments, research and development milestone payments and royalties.  The alliance provides Alnylam with access to our intellectual property and expertise regarding the development of single-stranded RNAi antisense drugs, while both we and Alnylam will have the opportunity to discover and develop drugs employing the new technology.

Splicing

Splicing is a normal cellular mechanism that the cell uses in order to produce many different, but closely related proteins from a single gene by varying the processing of the RNA.  It is estimated that of the approximately 25,000 genes in the human genome, 40 percent to 60 percent have alternative splice forms.  In some cases, alternative splicing of proteins results in the production of proteins involved in disease.  In other cases, alternative splicing can result in the omission of proteins that are critical for normal cellular function which can lead to disease.  Using antisense technology, we can direct alternate splicing to produce a protein critical for normal cellular function and potentially correct for a genetic defect. Examples of applications of antisense modulation of splicing to treat genetic disease include, SMA, thalessemia, cystic fibrosis and Duchenne’s muscular dystrophy.

In December 2009, we advanced into development the first antisense drug, ISIS-SMNRx, that modulates splicing. We designed ISIS-SMNRx to treat the splicing disease, SMA, which is a neuromuscular disorder and the leading genetic cause of infant mortality. The discovery of ISIS-SMNRx resulted from a joint research collaboration between scientists at Isis and Cold Spring Harbor. In earlier published research, we and our collaborators at Cold Spring Harbor demonstrated the feasibility of using our antisense technology to control splicing for the treatment of SMA.

Our progress in controlling splicing to treat disease demonstrates the diversity of our technology and the potential to utilize many different antisense approaches to treat disease.

New Antisense Targets

MicroRNAs

There are many different types of RNA that exist within the body, including pre-mRNAs and mRNAs.  Our antisense technology is not limited to RNA sequences that translate into proteins, but rather we can apply the principals of our technology to develop drugs that target other RNAs, such as microRNAs. MicroRNAs are small, non-coding RNA molecules, typically 20 to 25 nucleotides in length, that do not encode proteins but instead work as natural antisense sequences that scientists believe regulate the expression of approximately one-third of all human genes.  To date, scientists have identified more than 700 microRNAs in the human genome, and have shown that the absence or presence of specific microRNAs in various cells are associated with specific human diseases, including cancer, viral infection, metabolic disorders and inflammatory disease.  MicroRNAs themselves may be drug targets.  For instance, if a single microRNA can change the expression of a protein that may be involved in disease, then inhibiting this microRNA could provide a therapeutic benefit.  Alternately, microRNAs could be used as drugs themselves, where increasing the cell concentration of a particular microRNA could modulate the expression of a particular protein.  To fully exploit the therapeutic opportunities of targeting microRNAs, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-based therapeutics.

Other Oligonucleotide Opportunities

Scientists can also design oligonucleotide molecules to directly target and bind to proteins to treat diseases. Aptamers are oligonucleotide molecules that form a three-dimensional shape that specifically bind to a protein molecule of interest for disease treatment. Aptamers differ from antisense inhibitors because they do not bind to an RNA sequence to inhibit protein formation, but rather they modify the function of a protein by binding directly to the protein. However, our patented chemical toolbox can greatly improve the chance that an aptamer will succeed as a drug. For example, we entered into a collaboration with Archemix to leverage aspects of our oligonucleotide chemistries, including manufacturing, for the development of aptamer drugs. As part of the agreement, Archemix gained access to part of our significant intellectual property estate relating to oligonucleotide chemical modifications in exchange for equity, milestone payments and royalties on aptamer drugs Archemix develops.

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

Regulus Business

We and Alnylam granted Regulus exclusive licenses to our intellectual property for microRNA therapeutic applications, and Alnylam made an initial investment in Regulus of $10 million in 2007 to balance venture ownership.  In early 2009, Regulus raised a $20 million in a Series A preferred stock financing in which we and Alnylam were sole and equal investors in the financing.  We own 51 percent of Regulus and Alnylam owns the remaining 49 percent.  We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

We and Alnylam provide Regulus with research and development and general and administrative services under the terms of a services agreement and in accordance with an operating plan mutually agreed upon by us and Alnylam.

Regulus exclusively controls many of the early fundamental patent portfolios in the microRNA field, including the “Tuschl III”, “Sarnow” and “Esau” patent series.  Our “Crooke” patent estate provides Regulus exclusive rights to RNA-based product compositions and methods of treatment in the field of microRNA-based therapeutics.  The Regulus patent estate also includes claims to specific microRNA compositions that are optimized for therapeutic use and exclusive rights to Isis’ and Alnylam’s chemical modification intellectual property estates for microRNA applications.  In total, Regulus’ intellectual property portfolio includes early fundamental intellectual property in the field of microRNA, as well as over 900 filed patent applications pertaining to chemical modification of oligonucleotides for therapeutic applications, of which over 600 patents have been issued.

In April 2008, Regulus formed a strategic alliance with GSK to discover, develop and market microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease.  The transaction included a $20 million upfront payment to Regulus and up to $144.5 million in potential development, regulatory and sales milestone payments by GSK for each of the four microRNA-targeted therapeutics discovered as part of the collaboration.  Additionally, Regulus is eligible to receive royalties up to double digits on worldwide sales of products resulting from the collaboration.  In May 2009, Regulus achieved the first milestone in this collaboration.

In February 2010, Regulus announced the establishment of a new collaboration with GSK to develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of hepatitis C virus infection, or HCV.  Under the terms of the new collaboration, Regulus will receive additional upfront and early stage milestone payments with the potential to earn more than $150 million in miR-122-related combined payments.   Under the terms of the HCV collaboration, Regulus is eligible to receive several near-term significant payments associated with the advancement of an HCV drug, plus additional milestones payments and double-digit royalties consistent with the existing immuno-inflammatory diseases alliance terms established in April 2008.  Because GSK has selected Regulus’ miR-122 for the new collaboration, the number of immuno-inflammatory programs GSK has an option to license under the 2008 immuno-inflammatory alliance has been reduced from four to three.

Beginning in the first quarter of 2010, as a result of a new accounting standard, we will no longer include Regulus’ revenue and operating expenses in our operating results and will no longer include Regulus’ cash in our cash balance, which at December 31, 2009 was $30.7 million.  See Note 1, Organization and Significant Accounting Policies, for a more detailed explanation of this change.

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

Regulus has a lead program for HCV, focused on targeting the microRNA, miR-122, which is now part of Regulus’ alliance with GSK.  Regulus and scientists demonstrated that an oligonucleotide-based molecule targeting miR-122, anti-miR-122, reduced cholesterol levels in blood and reversed hepatic steatosis, or fatty liver, in obese mice.  Researchers also reported that miR-122 is essential for replication of HCV, suggesting that an anti-miR-122 drug may reduce HCV infection and improve HCV-associated pathologies like fatty liver.  Regulus is advancing anti-miR-122 toward clinical studies for HCV.

Regulus is also advancing a program for fibrotic diseases targeting miR-21.  Regulus and collaborators demonstrated that anti-miR-21 can reverse fibrosis and significantly improve cardiac function in mice with failing hearts.  Regulus’ research and development efforts are also focused on other therapeutic areas including cardiovascular, oncology, immune-inflammatory, and metabolic disease.  As part of Regulus’ alliance with GSK, Regulus has a research program in inflammation, where GSK has an exclusive option to license drugs developed from the program.

Ibis Biosciences, Inc.

In January 2009, we sold our Ibis Biosciences subsidiary to AMI for a total acquisition price of $215 million.  The Ibis technology is a product of our innovation and a tangible example of the value our technology provides outside of drug discovery and development.  We are also eligible to receive an earn out on future sales of Ibis systems that will enable us and our shareholders to continue to benefit from Ibis’ successes.  The earn out payments from AMI are equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, through the end of 2025. The earn out payments will be 5 percent of net sales over $140 million through net sales of $2.1 billion and 3 percent of net sales over $2.1 billion, with the percentages subject to reduction in specified circumstances.

Collaborative Arrangements and Licensing Agreements

Partnership Strategy

Overview

Our partnership strategy has allowed us to build a clinical development pipeline of 22 drugs, to create a broad base of potential license fees, milestone payments, royalties, profit sharing and earn out payments and to control our drug development expenses. In this way, we remain a focused and efficient research and development organization that can continue to discover new drugs and expand ours and our partners’ pipelines. In order to maximize the value of our antisense technology and our drug discovery platform, we pursue several different categories of partnerships, including traditional pharmaceutical alliances and licenses, drug discovery and development satellite companies and technology development satellite companies. Our partnership strategy allows us to minimize our risk in discovering antisense drugs in new and underserved disease areas.

We concentrate on developing antisense drugs in our core therapeutic areas of cardiovascular, metabolic and neurodegenerative diseases and cancer. These are disease areas in which there are large market opportunities and we can quickly obtain clinical proof of concept. We generally license drugs from our core therapeutic franchises to traditional pharmaceutical partners after Phase 2 proof-of-concept and prior to the start of large Phase 3 programs.

Through the efficiency of our drug discovery platform we can develop drugs to almost any gene target. However, we focus on disease areas that are uniquely suited for antisense drugs. We license our drugs to pharmaceutical companies and to focused drug discovery and development satellite companies that dedicate themselves to advancing our drugs. Through this strategy we can expand the therapeutic range of antisense drugs into disease areas that need new and innovative treatment options.

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

Genzyme Corporation

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing of mipomersen and a research relationship. The transaction, which closed in June 2008, included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock at $30 per share, over $1.5 billion in potential milestone payments and a share of profits on mipomersen and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales.  Under this alliance, Genzyme is responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter, we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.  As part of our alliance, Genzyme is our preferred partner for the development and commercialization of antisense drugs for certain neurodegenerative and rare diseases.

Genzyme has agreed that it will not sell the Isis stock that it purchased in February 2008 until the earlier of four years from the date of our mipomersen License and Co-Development Agreement, the first commercial sale of mipomersen or the termination of our mipomersen License and Co-Development Agreement. Thereafter, Genzyme will be subject to monthly limits on the number of shares it can sell. In addition, Genzyme has agreed that until the earlier of the 10 year anniversary of the mipomersen License and Co-Development Agreement or the date Genzyme holds less than 2 percent of our issued and outstanding common stock, Genzyme will not acquire any additional shares of our common stock without our consent.

During 2009 and 2008, we recognized revenue of $66.4 million and $48.2 million, respectively, related to the upfront payments we received from Genzyme, which represented 55 percent and 45 percent, respectively, of our total revenue for those years.

Ortho-McNeil-Janssen Pharmaceuticals, Inc., formerly Ortho-McNeil, Inc.

In September 2007, we entered into a collaboration with OMJP to discover, develop and commercialize antisense drugs to treat metabolic diseases, including type 2 diabetes. As part of the collaboration, we granted OMJP worldwide development and commercialization rights to two of our diabetes programs. The collaboration ended and we regained the rights to drugs from both the glucagon receptor and glucocorticoid receptor programs.  We intend to move a more potent inhibitor for our GCGR program forward that was identified as part of our collaboration with OMJP.  We also intend to move forward the GCCR program.

During 2009, 2008 and 2007, we recognized revenue of $18.4 million, $31.9 million and $13.2 million, respectively, related to the upfront licensing fee, the milestone payment and the research and development funding under this collaboration, which represented 15 percent, 30 percent and 23 percent, respectively, of our total revenue for those years.

Bristol-Myers Squibb

In May 2007, we entered into a collaboration agreement with Bristol-Myers Squibb to discover, develop and commercialize novel antisense drugs targeting PCSK9. Under the terms of the agreement, we received a $15 million upfront licensing fee and Bristol-Myers Squibb agreed to provide us with at least $9 million in research funding over an initial period of three years.  In April 2008, Bristol-Myers Squibb designated the first development candidate, BMS-PCSK9Rx, resulting from the collaboration for which we earned a $2 million milestone payment.  Under the agreement, we will also receive up to $166 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestone payments associated with development of follow-on compounds.  Bristol-Myers Squibb will also pay us royalties on sales of products resulting from the collaboration.  During 2009, 2008 and 2007, we recognized revenue of $9.1 million, $12.0 million and $5.2 million, respectively, related to the upfront licensing fee, milestone payment and the research funding, which represented 8 percent, 11 percent and 9 percent, respectively, of our total revenue for those years.

Eli Lilly and Company

In August 2001, we entered into a broad strategic relationship with Eli Lilly and Company, which included a joint antisense research collaboration.  As part of the collaboration, Eli Lilly and Company licensed LY2181308, an antisense inhibitor of survivin and LY2275796, an antisense inhibitor of eIF-4E.  Eli Lilly and Company is responsible for the preclinical and clinical development of LY2181308.  As of December 31, 2009, we had earned $4.1 million in license fees and milestone payments related to the continued development of LY2181308. We will receive additional milestone payments aggregating up to $25 million if LY2181308 achieves specified regulatory and commercial milestones, and in addition, royalties on future product sales of this drug.

In December 2009, we reacquired LY2275796, renamed ISIS-EIF4ERx, and will continue developing the drug.  Eli Lilly and Company has the right to reacquire ISIS-EIF4ERx on predefined terms prior to the initiation of Phase 3 development.

During 2009, we earned revenue from our relationship with Eli Lilly and Company totaling $75,000, compared to $156,000 and $402,000 in 2008 and 2007, respectively.

Drug Discovery and Development Satellite Company Collaborations

Through our drug discovery and development satellite company collaborations, we continue to expand the reach and potential of RNA-based therapeutics into disease areas that are outside of our core focus areas. In addition, by capitalizing on our partners’ resources and expertise, these partnerships allow more of our drugs to move forward in development than we could advance on our own. Further, these relationships provide us with partners who are focused in a particular disease area and who share the common goal of advancing our drugs. In these partnerships, we typically own equity in the company, often as part of the licensing agreement and we also retain the potential to earn milestone payments and royalties. We refer to these companies as our drug discovery and development satellite companies, and this strategy as our satellite company strategy.  With our satellite company strategy we can create and support a much broader product pipeline than we could develop on our own.

Achaogen, Inc.

In January 2006, we licensed our proprietary aminoglycosides program to Achaogen, a biotechnology company pursuing unique strategies to combat drug-resistant pathogens. Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and that clinicians use to treat serious bacterial infections. In exchange for the exclusive, worldwide license to our aminoglycoside program, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  In January 2009, we received a $1 million milestone payment from Achaogen, consisting of $500,000 in cash and $500,000 in Achaogen securities, as a result of the filing of an investigational new drug, or IND, for Achaogen’s aminoglycoside drug, ACHN-490.  At December 31, 2009 and 2008, we owned less than 10 percent of Achaogen’s equity.  In addition, assuming Achaogen successfully develops and commercializes the first drug in the first major market, we will receive milestone payments totaling up to $33.5 million for the achievement of key clinical, regulatory and sales milestones. We will also receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of the aminoglycoside program and products.  During 2007 and 2008, we did not recognize any revenue from our relationship with Achaogen, compared to $500,000 revenue recognized in 2009, which does not include any revenue from the equity we received from Achaogen.

Altair Therapeutics Inc.

In October 2007, we licensed AIR645 to Altair, a biotechnology company focusing on the discovery, development and commercialization of novel therapeutics to treat human respiratory diseases. We granted an exclusive worldwide license to Altair for the development and commercialization of AIR645, an antisense drug for the treatment of asthma.  In November 2009, we participated in Altair’s most recent financing, which will fund Altair’s Phase 2 development of AIR645.  As a result of the financing, our ownership interest in Altair was less than 10 percent at December 31, 2009, compared to approximately 18 percent at December 31, 2008.  In addition to the preferred stock, we will receive additional license fees and royalties from Altair if AIR645 and other drugs arising out of the research collaboration progress. During 2009, 2008 and 2007, we recognized revenue of $79,000, $207,000 and $494,000, respectively, from our relationship with Altair, which does not include any revenue from the equity we received from Altair.

Antisense Therapeutics Limited

In December 2001, we licensed ATL/TV1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange and in February 2008, ATL licensed ATL/TV1102 to Teva.   As part of our licensing agreement with ATL, we will receive one third of sublicense fees and milestone payments ATL receives from Teva as well as a percentage of any royalties.  ATL and Teva reported encouraging data from a Phase 2a study on ATL/TV1102 in patients with relapsing and remitting MS.  As a result of our licensing agreement and a milestone payment related to the data that ATL and Teva reported and Teva’s decision to continue the development of ATL/TV1102, we earned $1.4 million, which we included in revenue in 2008.  In 2009, we earned $2.0 million from Teva for manufacturing ATL/TV1102 drug product.

In addition to ATL/TV1102, ATL is currently developing ATL1103 for growth and sight disorders. ATL1103 is a product of our joint antisense drug discovery and development collaboration. ATL pays us cash for access to our antisense expertise and for research and manufacturing services we may provide to ATL.  In October 2009 we agreed to manufacture ATL1103 drug product for ATL in return for 18.5 million shares of ATL’s common stock.  Additionally, ATL will pay royalties to us on any antisense drugs discovered and developed within the partnership.

At December 31, 2009, our ownership percentage in ATL was approximately 10 percent of ATL’s equity, compared to less than 10 percent at December 31, 2008.  During 2009, we recorded revenue of $401,000 related to this collaboration compared to $1.6 million and $80,000 for 2008 and 2007, respectively.

Atlantic Pharmaceuticals Limited, formerly Atlantic Healthcare (UK) Limited

In March 2007, we licensed alicaforsen to Atlantic Pharmaceuticals, a UK-based company that gastrointestinal drug developers founded in 2006 to develop alicaforsen for the treatment of ulcerative colitis and other inflammatory diseases. Atlantic Pharmaceuticals plans to initially develop alicaforsen for pouchitis, an ulcerative colitis indication, followed by ulcerative colitis and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, we received a $2 million upfront payment from Atlantic Pharmaceuticals in the form of equity. At December 31, 2009 and 2008, we owned approximately 13 percent of Atlantic Pharmaceuticals’ equity. In addition, assuming Atlantic Pharmaceuticals successfully develops and commercializes alicaforsen, we will receive milestone payments and royalties on future product sales of alicaforsen. Atlantic Pharmaceuticals is solely responsible for the continued development of alicaforsen. During 2009, 2008 and 2007, we did not recognize any revenue from our relationship with Atlantic Pharmaceuticals. Because realization of the upfront equity payment is uncertain, we recorded a full valuation allowance.

Excaliard Pharmaceuticals, Inc.

In November 2007, we entered into a collaboration with Excaliard to discover and develop antisense drugs for the local treatment of fibrotic diseases, including scarring. We have granted Excaliard an exclusive worldwide license for the development and commercialization of certain antisense drugs. Excaliard made an upfront payment to us in the form of equity and paid us $1 million in cash for the licensing of a particular gene target. At December 31, 2009 and 2008, we owned less than 10 percent of Excaliard’s equity and we have no remaining performance obligations. In early 2010, we participated in a financing and our ownership in Excaliard remains less than 10 percent. In addition, assuming Excaliard successfully develops and commercializes the first drug in the first major market, we will receive milestone payments totaling up to $8.5 million for the achievement of key clinical and regulatory milestones, and royalties on antisense drugs Excaliard develops, as well as a portion of the fees Excaliard receives if it licenses the drugs. During 2009, 2008 and 2007, we recognized revenue of $290,000, $384,000 and $1 million, respectively, which does not include any revenue from the equity we received from Excaliard.

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

Over the course of our relationship with iCo they have paid us in a combination of cash and equity instruments, which included common stock and convertible notes.  In February 2009, iCo completed a CAD $1.3 million financing to fund the completion of its Phase 1 clinical study of iCo-007.  We participated in the financing and as a result our ownership in iCo at December 31, 2009 was approximately 10 percent, compared to less than 10 percent at December 31, 2008.  Subsequent to the end of the year, we exercised the warrants we held to purchase 1.1 million shares of iCo’s common stock and as a result our ownership in iCo at January 31, 2010 was approximately 12 percent.  During 2009, we recognized revenue of $14,000 from our relationship with iCo, compared to $7,000 for 2008.  During 2007, we did not recognize any revenue from our relationship with iCo.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize OGX-011, an anti-cancer antisense drug that targets clusterin. In July 2008, we amended and restated the original agreement with OncoGenex.  In December 2009, OncoGenex licensed OGX-011 to Teva for the treatment of multiple cancer indications.  As part of our amended and restated agreement with OncoGenex, we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in milestone payments OncoGenex may receive from Teva in addition to up to 7 percent royalties on sales of OGX-011.

In August 2003, we and OncoGenex entered into a collaboration and license agreement for the development of a second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us milestone payments totaling up to $3.5 million for the achievement of clinical and regulatory milestones, and royalties on product sales. As of December 31, 2009, OncoGenex had not triggered any of the milestone payments related to OGX-225.

In January 2005, we entered into a further agreement with OncoGenex to allow for the development of an additional second-generation antisense anti-cancer drug. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. In April 2005, OncoGenex selected OGX-427 to develop under the collaboration. OncoGenex will pay us milestone payments totaling up to $5 million for the achievement of key clinical and regulatory milestones, and royalties on future product sales of the drug. As of December 31, 2009, OncoGenex had not triggered any of the milestone payments related to OGX-427.

In August 2008, OncoGenex completed a reverse takeover of Sonus Pharmaceuticals, a publicly traded company, and became a subsidiary of Sonus, which was renamed OncoGenex Pharmaceuticals, Inc.  As a result of this transaction, our shares of OncoGenex preferred stock converted into 122,485 shares of OncoGenex common stock.  During 2009, we sold all of the common stock of OncoGenex that we owned resulting in net cash proceeds of $2.8 million. As of December 31, 2009, we no longer owned any shares of OncoGenex.  During 2009, we recognized revenue of $11.4 million from OncoGenex, compared to $4,000 in 2007.  During 2008, we did not recognize any revenue from our relationship with OncoGenex.

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

Archemix Corp.

In August 2007, we and Archemix entered into a strategic alliance focused on aptamer drug discovery and development. Archemix obtained a license to our technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than targeting mRNA. Through this licensing partnership, we are providing access to our oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs based on Archemix’s technology. In November 2007, we received a $250,000 milestone payment from Archemix associated with the initiation of Phase 2a trials of their aptamer drug. In May 2009, we received a milestone payment from Archemix related to the advancement of their aptamer drug that incorporates our technology.  We will receive a portion of any sublicensing fees Archemix generates as well as milestone payments and royalties on Archemix’ drugs that use our technology.  During 2009, we recognized $100,000 in revenue from Archemix, compared to $250,000 in 2007.  During 2008, we did not recognize any revenue from our relationship with Archemix.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNAi therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees for Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. For each drug Alnylam develops under this alliance, the potential milestone payments from Alnylam total $3.4 million, which Alnylam will pay to us upon the occurrence of specified development and regulatory events. We retained rights to a limited number of double-stranded RNAi therapeutic targets and, except for the limited license we granted Alnylam in April 2009 described below, all rights to single-stranded RNAi therapeutics. We also made a $10 million equity investment in Alnylam at the time of the agreement.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded RNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay upon the occurrence of specified development and regulatory events. As of December 31, 2009, we did not have an RNAi-based drug in clinical development.  Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-based drug discovery.

In April 2009, we and Alnylam amended our strategic collaboration and license agreement to form a new collaboration focused on the development of single-stranded RNAi, or ssRNAi, technology.  As part of the collaboration, we have co-exclusively licensed our ssRNAi technology to Alnylam in exchange for upfront payments, research and development milestone payments, and royalties.  The alliance provides Alnylam with access to our intellectual property and expertise regarding the development of ssRNAi antisense drugs, while both companies will have the opportunity to discover and develop drugs employing the new technology.  In addition to the new collaboration, we and Alnylam also extended our broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.

Under the terms of the amended collaboration and license agreement, Alnylam paid us an upfront license fee of $11 million, which we are amortizing over the three year period of our performance obligation based on the research plan included in the agreement.  Alnylam will also pay us up to $20 million in additional license fees, which Alnylam will pay in three tranches that include $10 million in 18 months or earlier if in vivo efficacy in rodents is demonstrated sooner, $5 million upon achievement of in vivo efficacy in non-human primates, and $5 million upon initiation of the first clinical trial with an ssRNAi drug. Alnylam is funding research activities at a minimum of $3 million each year for three years with research and development activities conducted both at Isis and Alnylam.  If Alnylam develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, we could potentially receive milestone payments, totaling up to $18.5 million per product, together with royalty payments.  Also, initially we are eligible to receive up to 50 percent of any sublicense payments due to Alnylam based on Alnylam’s partnering of ssRNAi products, which will decline over time as Alnylam’s investment in the technology and drugs increases.  In turn, Alnylam is eligible to receive up to 5 percent of any sublicense payments due to us based on our partnering of ssRNAi products. Both we and Alnylam are eligible to receive royalties from each other on any ssRNAi products developed by the other company.  Alnylam has the right to terminate the ssRNAi research program before September 30, 2010, in which event any licenses to ssRNAi products granted by us to Alnylam under the agreement, and any obligation by Alnylam to pay milestone payments, royalties or sublicense payments to us for ssRNAi products under the agreement, would also terminate.

As of December 31, 2009, we had earned a total of $48.1 million from Alnylam resulting from sublicenses of our technology for the development of RNAi therapeutics that Alnylam has granted to pharmaceutical partners.

During 2007, 2006 and 2005, we sold our holdings of Alnylam stock resulting in aggregate net cash proceeds of $12.2 million. As of December 31, 2009, we no longer own any shares of Alnylam.  During 2009, 2008 and 2007, we generated revenue from our relationship with Alnylam totaling $5.0 million, $4.6 million and $26.5 million, respectively, representing 4 percent, 4 percent and 45 percent, respectively, of our total revenue for those years.

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

Similarly, if we successfully develop and commercialize a drug incorporating the splicing technology Ercole licensed to us, we will pay milestone payments to Ercole totaling up to $21 million for the achievement of key clinical, regulatory and sales milestones and will also pay royalties to Ercole on sales of these drugs.  We currently do not have a drug incorporating Ercole’s technology in clinical development.

In March 2008, AVI BioPharma, Inc. acquired Ercole’s rights and obligations under the collaboration agreement. As a result of our collaboration agreement with Ercole, as part of the acquisition, we received a warrant to purchase 238,228 shares of AVI’s common stock at an exercise price of $0.1679 per share, and a warrant to purchase 207,757 shares of AVI’s common stock at an exercise price of $3.61 per share.  During 2009, 2008 and 2007, we did not recognize any revenue from our relationship with Ercole.

External Project Funding

We are pursuing discovery and development projects that provide us with new therapeutic applications for antisense drugs through, for example, direct delivery to the CNS. These programs represent opportunities for us and our technology.  In some cases, we fund these studies through support from our partners or disease advocacy groups and foundations. For example, we receive external funding support for our ALS and Huntington’s disease programs.

CHDI Foundation, Inc.

In November 2007, we entered into an agreement with CHDI, which provides us with up to $9.9 million in funding for the discovery and development of an antisense drug for the treatment of Huntington’s disease.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of-concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s disease.  If we grant a license to a third party to commercialize our Huntington’s disease program, we and CHDI will evenly split the proceeds from the license until CHDI has recouped its funding together with a return determined at a predefined interest rate.  Thereafter, we will keep the full amount of any additional proceeds.  During 2009, 2008 and 2007, we recognized revenue of $1.7 million, $2.7 million and $329,000, respectively, from our relationship with CHDI.

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

Michael J. Fox Foundation

In July 2009, we were awarded a grant from the Michael J. Fox Foundation’s Therapeutic Development Initiative, which provides us with funding for preclinical research to validate and evaluate a potential antisense target for the treatment of Parkinson’s Disease.  During 2009, we recognized revenue of $94,000 from our relationship with the Michael J. Fox Foundation.

ALS Association; The Ludwig Institute; Center for Neurological Studies; Muscular Dystrophy Association

In October 2005, we entered a collaboration agreement with the Ludwig Institute, the Center for Neurological Studies and researchers from these institutions to discover and develop antisense drugs in the areas of ALS and other neurodegenerative diseases. Under this agreement, we agreed to pay the Ludwig Institute and Center for Neurological Studies modest milestone payments and royalties on any antisense drugs resulting from the collaboration. The researchers from the Ludwig Institute and Center for Neurological Studies, through funding from the ALS Association and the Muscular Dystrophy Association, conducted IND-enabling preclinical studies of ISIS-SOD1Rx.  The ALS Association and the Muscular Dystrophy Association will provide funding to offset the costs of the Phase 1 study of ISIS-SOD1Rx.  Except for the funding provided by the ALS Association and the Muscular Dystrophy Association, we control and are responsible for funding the continued development of ISIS-SOD1Rx.

Intellectual Property Sale and Licensing Agreements

We have a broad patent portfolio covering our products and technologies. We own or exclusively license more than 1,600 issued patents, which we believe represents the largest and most valuable nucleic acid therapeutics-oriented patent estate in the pharmaceutical industry. While the principal purpose of our intellectual property portfolio is to protect our products and those of our pharmaceutical and satellite company partners described above, our intellectual property is a strategic asset that we are exploiting to generate near-term revenues and that we expect will also provide us with revenue in the future. We have an active intellectual property sales and licensing program in which we sell or license aspects of our intellectual property to companies like AMI, Idera Pharmaceuticals, Inc., Integrated DNA Technologies, Inc., or IDT, Roche Molecular Systems, Silence Therapeutics plc., formerly Atugen AG, and Dharmacon, Inc., now a part of Thermo Fisher Scientific, Inc. Through this program, we also license our non-antisense patents as we did with Eyetech Pharmaceuticals, Inc., a wholly owned subsidiary of OSI Pharmaceuticals, Inc. To date, we have generated more than $355 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera’s antisense chemistry and delivery patents and technology, including as it relates to our second generation antisense drugs and to double-stranded siRNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense it to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of RNase H, patents.  In each of 2009 and 2007, we recognized revenue of $10,000 from our relationship with Idera, compared to none for 2008.

Integrated DNA Technologies, Inc.

In March 1999, we further solidified our intellectual property leadership position in antisense technology by licensing certain antisense patents from IDT, a leading supplier of antisense inhibitors for research. The patents we licensed from IDT are useful in functional genomics and in making certain antisense drugs. In December 2001, we expanded this license agreement to allow us to exclusively sublicense this intellectual property for functional genomics purposes. Under the license, we paid IDT $4.9 million in license fees in 2001 and will pay royalties on sales of the drugs utilizing the technology IDT licensed to us.

Out-Licensing Arrangements; Royalty Sharing Agreements; Sales of IP

Abbott Molecular Inc.

In January 2008, we and our former subsidiary, Ibis Biosciences, entered into a Strategic Alliance Master Agreement and a Call Option Agreement with AMI.  In 2008, AMI invested $40 million in Ibis and we granted AMI an exclusive call option to acquire from us all remaining Ibis capital stock.  In December 2008, AMI exercised the call option and we, Ibis and AMI executed a stock purchase agreement.  Under the stock purchase agreement, AMI purchased the remaining equity ownership in Ibis from us for a closing purchase price of $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.  AMI’s initial investments totaling $40 million, along with the $175 million AMI paid at closing, resulted in a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, AMI will also pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products from the date of the acquisition closing through December 31, 2025.  The earn out payments will equal 5 percent of Ibis’ cumulative net sales over $140 million and up to $2.1 billion, and 3 percent of Ibis’ cumulative net sales over $2.1 billion.  AMI may reduce these earn out payments from 5 percent to as low as 2.5 percent and from 3 percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  As part of the acquisition, Ibis distributed to us, immediately prior to the closing, all uncommitted cash and cash equivalents held by Ibis as of the closing.

Eyetech Pharmaceuticals, Inc.

In December 2001, we licensed to Eyetech, now a wholly owned subsidiary of OSI Pharmaceuticals, Inc., certain of our patents necessary for Eyetech to develop, make and commercialize Macugen, a non-antisense drug for use in the treatment of ophthalmic diseases, that Eyetech is co-developing and commercializing with Pfizer Inc. Eyetech paid us a $2 million upfront fee and agreed to pay us milestone and royalty payments in exchange for non-exclusive, worldwide rights to the intellectual property licensed from us.  During 2004, we earned $4 million in milestone payments, and our license with Eyetech will also generate additional milestone payments aggregating up to $2.8 million for the achievement of specified regulatory milestones with respect to the use of Macugen for each additional therapeutic indication. During 2009, 2008 and 2007, because of our agreement with Drug Royalty Trust 3 as described below we did not recognize any revenue from our relationship with Eyetech.

Drug Royalty Trust 3

In December 2004, we sold a portion of our royalty rights in Macugen to Drug Royalty Trust 3. To date, we have received a total of $23 million under this arrangement. We and Drug Royalty Trust 3 shared the royalty rights on Macugen from Eyetech through 2009. After 2009, we retain all royalties for Macugen.  As a result, we will begin receiving royalties for Macugen in 2010. We retained all milestones payable to us by Eyetech under the license agreement. During 2009 and 2008, we did not recognize any revenue under this arrangement, compared to $7 million in 2007.

Roche Molecular Systems

In October 2000, we licensed some of our novel chemistry patents to Roche Molecular Systems, a business unit of Roche Diagnostics, for use in the production of Roche Molecular Systems’ diagnostic products. The royalty-bearing license grants Roche Molecular Systems non-exclusive worldwide access to some of our proprietary chemistries in exchange for initial and ongoing payments from Roche Molecular Systems to us. During 2009, 2008 and 2007, we recognized revenue of $1.3 million, $1.2 million and $807,000, respectively, from our relationship with Roche Molecular Systems.

Regulus Collaborations

We and Alnylam each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, as well as certain early fundamental patents in the microRNA field, including the “Tuschl III”, “Sarnow” and “Esau” patent series.  Alnylam made an initial investment of $10 million in Regulus to balance venture ownership. We own 51 percent of Regulus and Alnylam owns the remaining 49 percent. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

We and Alnylam provide Regulus research and development and general and administrative services under the terms of a services agreement.

In January 2009, Regulus completed a legal reorganization from a limited liability company to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing.  We and Alnylam were the sole and equal investors in the financing.

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

Regulus received $20 million in upfront payments from GSK, including a $15 million option fee and a $5 million note. The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors. In addition, we and Alnylam are guarantors of the note, and if the note does not convert or if Regulus does not repay the note in cash by April 2011, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock or cash.  Regulus is eligible to receive from GSK up to $144.5 million in development, regulatory and sales milestone payments for each of the four microRNA-targeted drugs discovered and developed as part of the alliance. In May 2009, Regulus received a $500,000 discovery milestone payment from its collaboration with GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  In addition, Regulus would receive from GSK tiered royalties up to double digits on worldwide sales of drugs resulting from the alliance.  During 2009 and 2008, Regulus recognized revenue of $3.0 million and $1.9 million, respectively, related to Regulus’ collaboration with GSK.

In February 2010, Regulus announced the establishment of a new worldwide strategic alliance with GSK to develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV infection.  The new HCV alliance expands the ongoing GSK-Regulus immuno-inflammatory disease alliance formed in 2008.  Under the terms of the new collaboration, Regulus will receive additional upfront and early stage milestone payments with the potential to earn more than $150 million in miR-122-related combined payments, and tiered royalties up to double digits on worldwide sales.

Under the terms of the HCV collaboration, Regulus will receive $8 million from GSK, including a $3 million license fee and a second $5 million note, guaranteed by Isis and Alnylam, that will convert into Regulus common stock in the future under certain specified circumstances.  In addition, Regulus is eligible to receive several near-term significant payments associated with the advancement of an HCV drug, plus additional milestone payments and double-digit royalties consistent with the existing immuno-inflammatory diseases alliance terms established in April 2008.  Because GSK has selected Regulus’ miR-122 for the new collaboration, the number of immuno-inflammatory programs GSK has an option to license under the 2008 immuno-inflammatory alliance has been reduced from four to three.

As part of the HCV collaboration, Regulus granted GSK a limited license to develop and commercialize the miR-122 antagonist SPC 3649, if GSK acquires rights to this compound.  Regulus will receive development and regulatory milestones as well as royalties if GSK develops and commercializes SPC 3649.

Manufacturing

Drug Discovery and Development

In the past, except for small quantities, it was generally expensive and difficult to produce chemically modified oligonucleotides like the antisense drugs we use in our research and development programs. As a result, we have dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since we can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide drugs, we found that the same techniques we used to efficiently manufacture one oligonucleotide drug could help improve the manufacturing processes for many other oligonucleotide drugs. By developing several proprietary chemical processes to scale up our manufacturing capabilities, we have greatly reduced the cost of producing oligonucleotide drugs. For example, we have significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing our capacity to make the drugs. Through both our internal research and development programs and collaborations with outside vendors we may achieve even greater efficiency and further cost reductions. Due to the growing numbers of our antisense drug development partners and the clinical successes of our antisense drugs, including mipomersen, in 2009 we increased our manufacturing capacity by upgrading and optimizing the efficiency of our manufacturing facility.

Our drug substance manufacturing facility is located in an approximately 28,704 square foot building in Carlsbad, California. In September 2005, as part of a sale and lease-back transaction, we entered into a lease for this building with an affiliate of BioMed Realty, L.P. The lease has an initial term of 15 years with an option to extend the lease for up to two five-year periods.

As part of our collaborations we may agree to manufacture clinical trial materials and/or commercial supply for our partners. For example, in the past we have manufactured clinical supply materials for ATL, Bristol-Myers Squibb, iCo, Eli Lilly and Company, OncoGenex and Teva. We believe we have sufficient manufacturing capacity to meet our current and future obligations under existing agreements with our partners for commercial, research and clinical needs, as well as meet our current internal research and clinical needs. We believe that we have, or will be able to develop or acquire, sufficient supply capacity to meet our anticipated needs. We also believe that with reasonably anticipated benefits from increases in scale and improvements in chemistry, we will be able to manufacture antisense drugs at commercially competitive prices.

Regulus Therapeutics

Currently, Regulus only requires small quantities of drugs to conduct its drug discovery programs. We can satisfy Regulus’ current demand using our existing internal resources. When Regulus identifies a clinical candidate, it will have to ensure that it has a manufacturer for its drugs.

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain patent protection for our products in the United States and other countries. We file applications, as appropriate, claiming products and processes. As of February 10, 2010, we owned or exclusively licensed more than 1,600 issued patents worldwide.

Isis Pharmaceuticals, Inc.

We own or control patents that provide exclusivity for particular products in development and patents that provide exclusivity to our core technology in the field of antisense more generally. Our core technology patents include claims to chemically modified oligonucleotides and antisense drug designs independent of specific therapeutic target, nucleic acid sequence, or clinical indication. Other patents claim antisense compounds having nucleic acid sequences complementary to therapeutic target nucleic acids, independent of chemical modifications of the antisense compounds.  Finally, we draw claims providing exclusivity for a particular product more narrowly to combine specific nucleic acid sequences and chemical modifications. We maintain our competitive advantage in the field of antisense technology by protecting our core platform technology and by creating multiple layers of patent protection for each of our potential drug products.

The most broadly-applicable Isis patents claim nucleoside modifications and oligonucleotides comprising the modified nucleosides that Isis incorporates into its antisense drugs to increase their therapeutic efficacy. Since nucleosides are the basic building blocks of antisense drugs and these claims are not limited to a particular oligonucleotide sequence or therapeutic target, they can reach oligonucleotides that utilize a wide range of antisense approaches, such as RNase H, RNAi, or splicing, for any number of clinical indications. Notably, claims of U.S. Patent No. 5,914,396, expiring in 2016, and 7,101,993, expiring in 2023, cover oligonucleotides having 2’-methoxyethoxy, or 2’-MOE, nucleosides, the chemical modification we use in all of our second generation antisense drugs that are currently in development.  We have filed a wide array of patent applications drawn to nucleosides and oligonucleotides that are in the running for our new Generation 2.5 platform chemistry.  To date, we have received three issued patents, US Patent No. 7,399,845 and 7,547,684 (each with an expiration of 2027), which cover some of the modified nucleotides that we are evaluating for our Generation 2.5 chemistry.

Other Isis patents claim oligonucleotides comprising specific antisense drug design motifs, or patterns of nucleoside modifications at specified positions in the oligonucleotide. Patent claims covering our antisense drug design motifs are independent of nucleic acid sequence, so they cover oligonucleotides having the recited motif, regardless of cellular target or clinical indication. The claimed motifs generally confer properties that make oligonucleotides comprising them particularly suited for a particular cellular mechanism of action. For example, US Patent No. 7,015,315, or the ‘315 Patent, claims oligonucleotides comprising a region modified with 2’-O-alkyl substituents, such as 2’-MOE, and a region comprising deoxyribonucleosides. Oligonucleotides incorporating these motifs, sometimes referred to as chimeric compounds or gapmers, are designed to exploit the RNase H mechanism. Almost all of our drugs, including mipomersen, contain this gapmer antisense drug design motif.  In fact, the ‘315 Patent covers each of our second generation antisense drugs until March of 2023. Similarly, US Patent Nos. 5,898,031, 6,107,094, 7,432,249, 7,432,250, and 7,629,321 (the Crooke Patents), cover oligonucleotides comprising methods and motifs useful for exploiting the RNAi pathway until June of 2016. We licensed the Crooke Patents to Alnylam for the development of double-stranded therapeutics and to Regulus for the development of microRNA-based therapeutics.

We also own more than 400 patents, worldwide, with claims to antisense oligonucleotides directed to particular therapeutically important targets or methods of achieving clinical endpoints using antisense oligonucleotides. Many of these patents include claims to any oligonucleotide that hybridizes to the particular target.   For example, in 2008, we obtained US Patent No. 7,407,943, which is drawn to the use of both single-stranded and double-stranded antisense drugs complementary to any site of the mRNA of human apoB, regardless of chemistry or antisense mechanism of action. The patent provides broad protection of the Isis-Genzyme apoB franchise, including mipomersen and potential future follow-on compounds.  In March of 2009, claims to the specific antisense sequence and chemical composition of mipomersen issued in US Patent No. 7,511,131, which should protect mipomersen until at least 2023.  Target patents may also include claims reciting the specific nucleic acid sequences utilized by our products, independent of chemical modifications and motifs. In addition, our product specific patents typically include claims combining specific nucleic acid sequences with nucleoside modifications and motifs. In this way, we seek patent claims narrowly tailored to protect our products specifically, in addition to the broader core antisense patents described above.

We also own patents claiming methods of manufacturing and purifying oligonucleotides. These patents claim methods for improving oligonucleotide drug manufacturing, including processes for large-scale oligonucleotide synthesis and purification. These methods allow us to manufacture oligonucleotides at lower cost by, for example, eliminating expensive manufacturing steps.

Regulus Therapeutics

Regulus has been granted exclusive licenses to both our and Alnylam’s intellectual property for microRNA applications. This includes a portfolio of over 900 patents and patent applications, of which over 600 are issued, including our patents claiming chemical modification of oligonucleotides for therapeutic applications. In addition, Regulus has acquired rights to a large estate of patents and patent applications accumulated by both us and Alnylam in the field of microRNA therapeutics, including early fundamental patents in the field of microRNAs. Like the Isis portfolio, Regulus owns or controls patents directed to core technology, specific microRNA compounds, and methods of modulating microRNAs for several therapeutic indications. Regulus exclusively controls the therapeutic rights stemming from the discovery of more than 120 mammalian microRNAs by Dr. Thomas Tuschl. The first patent to issue from this patent portfolio, U.S. Patent No. 7,232,806, includes claims to antisense compounds targeted to miR-122. Regulus also has non-exclusive access to additional novel microRNAs discovered by Dr. Thomas Tuschl. Regulus exclusively controls the patent portfolio that originated from Dr. Peter Sarnow’s discovery that antagonism of miR-122 affects HCV replication. This patent portfolio has yielded U.S. Patent No. 7,307,067, which claims methods of inhibiting HCV replication in a cell with an oligonucleotide antagonist targeted to miR-122. These Regulus issued patents should protect therapeutic applications of miR-122 until at least September of 2022. Additionally Regulus owns or controls patent portfolios covering other therapeutic applications of microRNA compounds, such as cholesterol lowering and immune response modulation.

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

Extensive regulation by United States and foreign governmental authorities governs our manufacture, development and potential sale of therapeutics. In particular, pharmaceutical products are subject to nonclinical and clinical testing, as well as other approval requirements, by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and other laws and by comparable agencies in those foreign countries in which we conduct business. Various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping, marketing and quality of such products. State, local, and other authorities also regulate pharmaceutical manufacturing facilities and procedures.

In conjunction with obtaining approval of Vitravene, we successfully passed the manufacturing pre-approval inspection by the FDA and European regulatory authorities.  Approval of each new drug, including mipomersen, will require a rigorous manufacturing pre-approval inspection by regulatory authorities.

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

Employees

As of February 10, 2010, we employed approximately 250 people in all of our functions, excluding manufacturing and operations which employed approximately 50 people.  In addition, our Regulus subsidiary employed 35 people.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with our employees to be good.

Executive Officers of Isis

The following sets forth certain information regarding our executive officers as of February 10, 2010:

Name	Age	Position
Stanley T. Crooke, M.D., Ph.D	64	Chairman, Chief Executive Officer and President
B. Lynne Parshall, J.D	54	Director, Chief Operating Officer, Chief Financial Officer and Secretary
C. Frank Bennett, Ph.D	53	Senior Vice President, Antisense Research
Richard S. Geary, Ph.D	52	Senior Vice President, Development

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

C. FRANK BENNETT, Ph.D.

Senior Vice President, Antisense Research

Dr. Bennett was promoted to Senior Vice President, Antisense Research in January 2006. From June 1995 to January 2006, Dr. Bennett served as our Vice President, Research. From March 1993 to June 1995, he was Director, Molecular Pharmacology, and from May 1992 to March 1993, he was an Associate Director in our Molecular and Cellular Biology department. Prior to joining Isis in 1989, Dr. Bennett was employed by SmithKline and French Laboratories in various research positions. He serves on the Scientific Advisory Board of Keystone Symposia, a non-profit organization dedicated to connecting the scientific community for the benefit of society, and is an external member of the Scientific Advisory Board of Experimental Therapeutics Center in Singapore.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. In March 2003, we reported the results of a Phase 3 clinical trial of Affinitak in patients with late-stage NSCLC and in October 2004, we reported the results of a second similar Phase 3 clinical trial. In each case, Affinitak failed to demonstrate improved survival sufficient to support a new drug application filing. In December 2004, we reported the results of our Phase 3 clinical trials of alicaforsen in patients with active Crohn’s disease, in which alicaforsen did not demonstrate statistically significant induction of clinical remissions compared to placebo. Similar results could occur with the clinical trials for our other drugs, including mipomersen and ISIS 113715. If any of our drugs in clinical studies, including mipomersen and ISIS 113715, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for these and other drugs and our stock price could decline.

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

If the market does not accept our products, we are not likely to generate revenues or become consistently profitable.

Our success will depend upon the medical community, patients and third-party payors accepting our products as medically useful, cost-effective and safe. Even if approved for commercialization, doctors may not use our products to treat patients. We currently have one commercially approved drug product, Vitravene, a treatment for CMV, retinitis in AIDS patients, which addresses a small market. Our partners and we may not successfully commercialize additional products.

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

Regulus is a jointly owned company that we and Alnylam established to focus on the discovery, development, and commercialization of microRNA. As part of this joint venture, we exclusively licensed to Regulus our intellectual property rights covering microRNA. Regulus is operated as an independent company and governed by a board of directors. We and Alnylam can elect an equal number of directors to serve on the Regulus Board. Regulus researches and develops microRNA projects and programs pursuant to an operating plan that its board approves. Any disagreements between Alnylam and us regarding a development decision or any other decision submitted to Regulus’ board may cause significant delays in the development and commercialization of our microRNA technology and could negatively affect the value of our investment in Regulus.

We depend on third parties in the conduct of our clinical trials for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our clinical trials for our drugs and expect to continue to do so in the future. For example, Medpace is the primary clinical research organization for clinical trials for mipomersen. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical trials in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, approval and commercialization of our drugs, including mipomersen.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2009, we had an accumulated deficit of approximately $696.2 million and stockholders’ equity of approximately $302.1 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding, many of the drugs in our development pipeline, including Altair, ATL, Atlantic Pharmaceuticals, Bristol-Myers Squibb, iCo, Eli Lilly and Company, OncoGenex, and Teva.  In addition, we have a major strategic alliance with Genzyme in which Genzyme will develop and commercialize mipomersen. If any of these pharmaceutical companies stop funding and/or developing these products, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these products on our own.

Our collaborators can terminate their relationships with us under certain circumstances, some of which are outside of our control. For example, in November 2004 based on the disappointing results of the Phase 3 clinical trials, Eli Lilly and Company discontinued its investment in Affinitak.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our development programs, such as our collaborations with Genzyme and Bristol-Myers Squibb, these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we anticipated.

For example, a collaborator such as Genzyme or Bristol-Myers Squibb, could determine that it is in its financial interest to:

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

For example, in April 2008 the FDA provided guidance regarding approval requirements for mipomersen. The FDA indicated that reduction of LDL-C is an acceptable surrogate endpoint for accelerated approval of mipomersen for use in patients with homozygous familial hypercholesterolemia, or hoFH. The FDA will require data from two ongoing preclinical studies for carcinogenicity to be included in the hoFH filing, which is now anticipated to take place in the first half of 2011.  The FDA also indicated that for broader indications in high risk, high cholesterol patients an outcome study would be required for approval.  This FDA guidance caused us to revise our development plans and timelines and, as a result, to accelerate our planned outcome trial.

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

For example, in December 2006, the European Patent Office, or EPO, Technical Board of Appeal reinstated with amended claims our Patent EP0618925 which claims a class of antisense compounds, any of which is designed to have a sequence of phosphorothioate-linked nucleotides having two regions of chemically modified RNA flanking a region of DNA. Prior to its reinstatement, this patent was originally opposed by several parties and revoked by an EPO Opposition Division in December of 2003. We intend to fully exercise our rights under this patent by pursuing licensing arrangements, but if licensing efforts are unsuccessful we may choose to assert our rights through litigation.

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

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of December 31, 2009, we had cash, cash equivalents and short-term investments equal to $574.3 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2009, the market price of our common stock ranged from $9.77 to $18.81 per share. On February 22, 2010, the closing price of our common stock on The Nasdaq Global Select Market was $9.03. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Our certificate of incorporation provides for classified terms for the members of our board of directors. Our certificate also includes a provision that requires at least 66 percent of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, any holder of 15 percent or more of our voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we registered for resale 4.25 million shares of our common stock issuable upon the exercise of the warrant we originally issued to Symphony GenIsis Holdings. In addition, we have registered for resale our 2 5/8 percent convertible subordinated notes, including the approximately 11.1 million shares issuable upon conversion of the notes. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we will incur additional expenses and will suffer a diversion of management’s time. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business.

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the economic crisis is uncertain. It is possible that the crisis in the global credit markets, the U.S. capital markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of February 10, 2010, we occupied approximately 138,500 square feet of laboratory and office space, including a 28,704 square foot facility, which houses our manufacturing suites for our drug development business built to meet Good Manufacturing Practices.  We are located in four buildings in Carlsbad, California. We lease all of these buildings under lease agreements.  The leases on the three buildings we primarily use for laboratory and office space for our drug development business terminate in December 2011.  The lease on the building we primarily use for our drug development manufacturing expires in 2020 and has two five-year options to extend the lease.

Item 3.  Legal Proceedings

On February 11, 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts failed to achieve resolution of this dispute. On May 22, 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis.  We and Ibis filed an Answer, Affirmative Defenses and Counterclaim on July 14, 2008, alleging breach of contract by Bruker.  Discovery remains in its early stage.  As such, we have no basis on which to predict or record a loss related to this claim as of December 31, 2009.  We will continue to represent and defend Ibis Biosciences in this matter.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “ISIS.” The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices reported by The Nasdaq Global Select Market. These prices do not include retail markups, markdowns or commissions.

	HIGH	LOW
2009
First Quarter	$15.67	$11.65
Second Quarter	$17.70	$13.13
Third Quarter	$18.81	$14.46
Fourth Quarter	$14.59	$9.77
2008
First Quarter	$20.15	$12.70
Second Quarter	$17.77	$10.91
Third Quarter	$19.29	$13.42
Fourth Quarter	$16.93	$9.90

As of February 22, 2010, there were approximately 922 stockholders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2004 in our common stock, the NASDAQ Composite Index (total return) and the NYSE Arca Biotechnology Index. The total return assumes reinvestment of dividends.

Performance Graph (1)

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Isis Pharmaceuticals, Inc.	$100	$89	$188	$267	$240	$188
NASDAQ Composite Index	$100	$101	$114	$124	$73	$106
NYSE Arca Biotechnology Index	$100	$119	$121	$116	$120	$120

(1)  This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Consolidated Financial Data (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue(1)	$121,600	$107,190	$58,344	$14,859	$28,340
Research and development expenses(1)	$134,623	$106,439	$78,204	$69,411	$72,309
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders(1)(2)(3)(4)	$(30,562)	$(9,785)	$(10,264)	$(43,003)	$(74,036)
Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders(3)(4)	$155,066	$(18,172)	$(141,604)	$(45,903)	$(72,401)
Basic and diluted net loss per share from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders(1)(2)(3)(4)	$(0.31)	$(0.10)	$(0.12)	$(0.58)	$(1.18)
Basic and diluted net income (loss) per share attributable to Isis Pharmaceuticals, Inc. common stockholders(3)(4)	$1.58	$(0.19)	$(1.69)	$(0.62)	$(1.15)
Shares used in computing basic and diluted net income (loss) per share	98,109	94,566	83,739	74,308	62,877

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments(5)	$574,312	$490,998	$193,719	$193,333	$94,389
Working capital(5)	$484,682	$393,685	$147,669	$181,064	$82,065
Total assets(6)	$657,184	$572,776	$257,216	$255,907	$166,373
Long-term debt and other obligations, less current portion(5)(6)	$243,675	$300,697	$135,426	$132,866	$139,915
Accumulated deficit(6)	$(696,150)	$(851,216)	$(833,044)	$(816,751)	$(770,848)
Noncontrolling interest in Symphony GenIsis, Inc.	$—	$—	$—	$29,339	$—
Noncontrolling interest in Regulus Therapeutics Inc.	$10,343	$4,737	$9,371	$—	$—
Noncontrolling interest in Ibis Biosciences, Inc.	$—	$32,419	$—	$—	$—
Stockholders’ equity(6)	$302,065	$147,380	$59,585	$97,902	$2,665

(1)                                  As a result of the sale of Ibis to AMI, we have adjusted our revenue; research and development expenses; net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders; and net loss per share from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders to reflect Ibis’ results of operations as discontinued operations for all periods presented.

(2)                                  Our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders and our net loss per share from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders calculation include charges (benefit) related to restructuring activities of ($536,000) and $7.0 million in 2006 and 2005, respectively.

(3)                                  Our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders; and the related per share information include a change of $125.3 million relating to excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc. in 2007.

(4)                                  We have adjusted our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders; net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders; and the related per share information in 2008 and 2007 to reflect the required retroactive adoption of accounting standards.  See Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for additional details.

(5)                                  As a result of the sale of Ibis to AMI, we have adjusted our cash, cash equivalents and short-term investments balance; working capital; and long-term debt and other obligations balance at December 31, 2008 and our working capital at December 31, 2007 to reflect Ibis’ assets and liabilities as assets and liabilities from discontinued operations.

(6)                                  We have adjusted our total assets; long-term debt and other obligations; accumulated deficit; and stockholders’ equity at December 31, 2008 and 2007 and our stockholders’ equity at December 31, 2006 to reflect the required retroactive adoption of accounting standards.  See Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for additional details.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key value inflection points.  In this way, our organization remains small and focused.  We discover new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development and commercialization expertise.  For example, we partner our drugs with leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Bristol-Myers Squibb, Genzyme and Eli Lilly and Company.  Additionally, we have created a consortium of smaller companies that can broadly exploit the technology with their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam and Regulus, a company we established and jointly own focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities through collaborations with Achaogen and Archemix. Beyond human therapeutics, we benefit from the commercialization of products of our inventions by other companies that are better positioned to maximize the commercial potential of these inventions, such as Ibis Biosciences, a subsidiary of ours that we sold in early 2009 to AMI.  All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,600 issued patents.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated more than $355 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

The clinical success of mipomersen, the lead drug in our cardiovascular franchise, is a clear example of the power of our RNA-based technology.  Our clinical experience with mipomersen demonstrates that antisense drugs work in man.  We and Genzyme reported positive data from two Phase 3 studies in patients with FH.  Both studies met their primary and secondary endpoints with reductions in LDL-C and other generally accepted risk factors for cardiovascular disease.  These data are consistent with our observations of mipomersen in earlier clinical studies and support the profile of the drug as a novel treatment to reduce LDL-C in patients with high cholesterol, and at high cardiovascular risk and who cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.

With mipomersen we have additional evidence, as we have shown with other antisense drugs, that we can predict the activity of our drugs in man from the preclinical successes we observe in animals. We believe mipomersen’s success has validated our technology platform and increased the value of our drugs.

Since 2007, our partnerships have generated an aggregate of more than $750 million in payments from licensing fees, equity purchase payments and milestone payments.  In addition, for our partnered drugs we have the potential to earn approximately $2.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

Business Segments

Prior to AMI’s acquisition of our Ibis Biosciences business, we focused on three segments.  We currently focus our business on two principal segments:

Drug Discovery and Development Within our primary business segment, we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs for us and our partners. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. This efficiency combined with our rational approach to selecting disease targets enables us to build a large and diverse portfolio of drugs designed to treat a variety of health conditions including cardiovascular, metabolic, inflammatory, ocular and neurodegenerative diseases, and cancer. We currently have 22 drugs in development. Our partners are licensed to develop, with our support, 12 of these 22 drugs, which substantially reduces our development costs.

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

Beginning in the first quarter of 2010, as a result of a new accounting standard, we will no longer include Regulus’ revenue and operating expenses in our operating results and will no longer include Regulus’ cash in our cash balance, which at December 31, 2009 was $30.7 million.  See Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for a more detailed explanation of this change.

Ibis Biosciences, Inc.  In January 2009, we sold our Ibis Biosciences subsidiary to AMI for a total purchase price of $215 million.  In 2008, AMI invested $40 million in Ibis, which provided the capital for Ibis to make significant progress in expanding commercial product offerings and building the foundation for Ibis to enter regulated markets, such as clinical diagnostics.  Early in 2009, AMI completed the acquisition of Ibis and we received an additional $175 million.  We are also eligible to receive an earn out on future sales of Ibis products that will enable us and our shareholders to continue to benefit from Ibis’ successes.  The earn out payments from AMI are equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, through the end of 2025. The earn out payments will be 5 percent of net sales over $140 million through net sales of $2.1 billion and 3 percent of net sales over $2.1 billion, with the percentages subject to reduction in specified circumstances.

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for 2009 and all prior periods in our financial statements separately as discontinued operations and therefore Ibis is no longer included in our segment reporting.

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

•                  Determination of the fair value of convertible debt without the conversion feature; and

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

We often enter into collaborations under which we receive non-refundable upfront payments for prior or future expenditures. We recognize revenue related to upfront payments ratably over our period of performance relating to the term of the contractual arrangements. Occasionally, we are required to estimate our period of performance when the agreements we enter into do not clearly define such information.  The revenue we recognize could be materially different if different estimates prevail. To date, we have not had to make material adjustments to our estimates. We have made estimates of our continuing obligations on several agreements, including our collaborations with ATL, Bristol-Myers Squibb, Genzyme, Eli Lilly and Company, OncoGenex and Pfizer. Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. When our collaborators have asked us to continue performing work in a collaboration beyond the initial period of performance, we have extended our amortization period to correspond to the new extended period of performance. In no case have adjustments to performance periods and related adjustments to revenue amortization periods had a material impact on our revenue.

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, according to the underlying agreements. We generally recognize revenue related to milestone payments upon completion of the milestone’s substantive performance requirement, as long as we are reasonably assured of collecting the resulting receivable, the amounts are not refundable and we have no future performance obligations related to the achievement of the milestone.  In April 2008, Bristol-Myers Squibb selected a development candidate, BMS-PCSK9RX, for which we earned a $2 million milestone payment.  In 2009, we received a $1 million milestone payment from Achaogen, consisting of $500,000 in cash and $500,000 in Achaogen securities, because Achaogen filed an IND for its aminoglycoside drug, ACHN-490.  Because realization of the these securities is uncertain, we recorded a full valuation allowance and recognized $500,000 of this milestone in the first quarter of 2009.

We often enter into revenue arrangements that contain multiple deliverables. In these cases, we recognize revenue from each element of the arrangement as long as we are able to determine a separate fair value for each element, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

As part of our Genzyme strategic alliance, in February 2008 Genzyme made a $150 million equity investment in us by purchasing five million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represented value Genzyme gave to us to help fund the companies’ research collaboration, which began in January 2008.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee that we received in June 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan. See further discussion about our collaboration with Genzyme in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

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

Valuation of Investments in Marketable Securities

We consider all liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Our short-term investments have initial maturities of greater than 90 days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our majority owned subsidiary, which we consolidate with our financial results. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

During 2009, we recognized a $2.1 million gain on investments consisting of a $2.5 million gain when we sold all of the common stock of OncoGenex that we owned and a $574,000 gain that we realized on our available-for-sale securities offset by a $1.0 million valuation allowance we recorded related to our investment in Altair.  Because realization of our Altair investment is uncertain we recorded a full valuation allowance.  See further discussion about our investment in Altair in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.  During 2008, we recognized a $965,000 loss on investments consisting of a $1.2 million non-cash loss related to the other-than-temporary impairment of our equity investment in OncoGenex and a $198,000 gain that we realized on our available-for-sale securities.  See further discussion about our investment in OncoGenex in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.  During 2007, we sold the remainder of our equity securities of Alnylam that we owned resulting in a realized gain of $3.5 million. We determined that there were no other-than-temporary declines in value of our investments in 2009 and 2007.

Valuation of Long-Lived Assets

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

We recorded a charge of $696,000, $1.9 million and $887,000 for the years ended December 31, 2009, 2008 and 2007, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values except in 2008 when the charge primarily related to the assignment of patents to certain of our partners.

Valuation of Inventory

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

Valuation Allowance for Net Deferred Tax Assets

We record a valuation allowance to offset our net deferred tax assets because we are uncertain that we will realize these net tax assets. Except for 2009, we have had net losses since inception, and as a result, we have established a 100 percent valuation allowance for our net deferred tax asset. When and if circumstances warrant, we will assess the likelihood that we will more likely than not recover our net deferred tax assets from future taxable income and record an appropriate reversal to the valuation allowance.

Segment Information

We provide segment financial information and results for our Drug Discovery and Development segment and our Regulus subsidiary based on the segregation of revenues and expenses we use for management’s assessment of operating performance and operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments. We have not made material changes to our allocation methodologies since we began reporting segment financial information and results. Different assumptions or allocation methods could result in materially different results by segment. Prior to completing the sale of Ibis to AMI, we reported Ibis as a separate segment.  As a result of the sale, we have presented the operating results of Ibis separately as discontinued operations for all periods presented in our consolidated financial statements.

Convertible debt

On January 1, 2009, we adopted an accounting standard, which requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8 percent convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our consolidated financial statements.  For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

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

Stock-Based Compensation

We utilize the Black-Scholes model and assumptions discussed in Note 5, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements, for estimating the fair value of the stock-based awards we grant. We recognize compensation expense for all stock-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. We base our risk-free interest rate assumption on observed interest rates appropriate for the term of our employee stock options and our Employee Stock Purchase Plan, or ESPP. We base the dividend yield assumption on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use a weighted average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model. The expected term of stock options granted represents the period of time that they are expected to be outstanding.

For our 2002 Non-Employee Directors’ Stock Option Plan and for stock options granted on or after January 1, 2008 for our employee stock option plans, we estimate the expected term of options granted based on historical exercise patterns. For the stock options granted prior to January 1, 2008 for our employee stock option plans, we determine the estimated expected term as a derived output of the simplified method. We estimate forfeitures based on historical experience. There were no material changes to our estimated forfeitures for 2009, 2008 and 2007.

We account for stock options granted to non-employees, which consist primarily of options granted to Regulus’ Scientific Advisory Board, by estimating their fair value.  Until the stock option is vested, we remeasure the fair value at each reporting period.  We recognize the expense over the period of time we require the non-employee to perform services.

As of December 31, 2009, total unrecognized compensation cost related to non-vested stock-based compensation plans was $11.0 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.1 years.

Results of Operations

Years Ended December 31, 2009 and December 31, 2008

Revenue

Total revenue for the year ended December 31, 2009 was $121.6 million, compared to $107.2 million for 2008.  The increase was primarily due to an increase in revenue from our collaboration with Genzyme and the $10 million sublicensing revenue we earned in 2009 from OncoGenex when OncoGenex licensed OGX-011 to Teva offset, in part by a decrease in revenue from our collaboration with OMJP.  In August 2009, we finished amortizing the revenue associated with the $50 million upfront payment we received from OMJP in 2007 resulting in a decrease in revenue in 2009 compared to 2008.  As part of our strategic relationship with Genzyme, in the first quarter of 2008 Genzyme purchased $150 million of our common stock at $30 per share and in the second quarter of 2008 paid us a license fee of $175 million.  We are amortizing the premium on the stock of $100 million, calculated using a Black-Scholes option valuation model, and the license fee ratably into revenue through June 2012, which represents the end of our performance obligation based on the current research and development plan.

Collaborations with Alnylam, Bristol-Myers Squibb, Genzyme and Regulus’ strategic alliance with GSK include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received and from research and development funding.  Assuming no new transactions, our revenue will decrease when the $15 million upfront payment we received from Bristol-Myers Squibb in May 2007 is fully amortized in the second quarter of 2010.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, in 2009, we earned $11 million of sublicensing revenue from OncoGenex and Alnylam, while in 2008, we earned $6 million in sublicensing revenue from Alnylam and ATL.

The following table sets forth information on our revenue by segment (in thousands):

	Year Ended December 31,
	2009	2008
Drug Discovery and Development:
Research and development revenue	$105,118	$96,743
Licensing and royalty revenue	13,469	8,337
	$118,587	$105,080

Regulus Therapeutics:
Research and development revenue	$3,013	$2,110
	$3,013	$2,110

Total revenue:
Research and development revenue	$108,131	$98,853
Licensing and royalty revenue	13,469	8,337
	$121,600	$107,190

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the year ended December 31, 2009 was $105.1 million, compared to $96.7 million for 2008.  The increase was primarily due to the increase in revenue from our collaboration with Genzyme offset, in part by the decrease in revenue from our collaboration with OMJP that we describe above.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the year ended December 31, 2009 was $13.5 million, compared to $8.3 million for 2008.  The revenue in 2009 primarily consisted of the $10 million sublicensing revenue we earned from OncoGenex when OncoGenex licensed OGX-011 to Teva and the $1 million sublicensing revenue we earned from Alnylam when Alnylam entered into a transaction with Cubist Pharmaceuticals, Inc. that included technology we had licensed to Alnylam, compared to revenue in 2008 that primarily consisted of the $4.6 million and $1.4 million sublicensing revenue we earned in 2008 from Alnylam and ATL, respectively.

Regulus Therapeutics

Regulus’ revenue for the year ended December 31, 2009 was $3.0 million, compared to $2.1 million for 2008.  The increase was primarily related to revenue from Regulus’ collaboration with GSK including the $500,000 discovery milestone payment that Regulus earned from GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  As part of Regulus’ strategic alliance with GSK, Regulus received a $15 million upfront fee, which Regulus began amortizing into revenue in the second quarter of 2008 and will continue to amortize over Regulus’ six year period of performance under the agreement.

Beginning in the first quarter of 2010, as a result of a new accounting standard, we will no longer include Regulus’ revenue in our revenue.  Instead we will include our share of Regulus’ revenue along with our share of the rest of their operating results on a separate line in the other income section of our Statement of Operations called “Equity in loss of Regulus Therapeutics Inc.”  See Note 1, Organization and Significant Accounting Policies, for a more detailed explanation of this change.

Operating Expenses

Operating expenses for the year ended December 31, 2009 were $149.1 million, compared to $120.3 million for 2008.  The higher expenses in 2009 compared to 2008 were primarily due to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.

Our operating expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Drug Discovery and Development	$137,402	$110,219
Regulus Therapeutics	11,736	10,031

Total operating expenses	$149,138	$120,250

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to stock options from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.  In addition, our research and development expenses include costs associated with the research activities Regulus is conducting to advance its microRNA technology.

The following table sets forth information on research and development costs (in thousands):

	Year Ended December 31,
	2009	2008
Research and development expenses	$123,646	$95,861
Non-cash compensation expense related to stock options	10,977	10,578

Total research and development	$134,623	$106,439

Our research and development expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Drug Discovery and Development	$125,642	$99,259
Regulus Therapeutics	8,981	7,180

Total research and development	$134,623	$106,439

For the year ended December 31, 2009, we incurred total research and development expenses of $123.6 million, compared to $95.9 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  We attribute the increase in expenses to the expansion of our clinical development programs, including additional expenses associated with the broad Phase 3 clinical program for mipomersen, the lead drug in our cardiovascular franchise, expenses for Regulus as it builds its core team and expenses related to the expansion of our drug discovery activities into new therapeutic areas.  We discuss expenses related to Regulus in a separate section below.

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipeline. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science by funding core antisense technology research.

Our antisense drug discovery expenses were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Antisense drug discovery	$27,535	$20,311
Non-cash compensation expense related to stock options	3,067	2,321

Total antisense drug discovery	$30,602	$22,632

Antisense drug discovery costs were $27.5 million for the year ended December 31, 2009, compared to $20.3 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  The higher expenses in 2009 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to enhance our platform technology and to support collaborative research efforts for which we earn revenue.  These activities resulted in an increase in personnel, laboratory supplies and research services provided by third parties in 2009.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Year Ended December 31,
	2009	2008
Mipomersen	$26,909	$16,640
Other antisense development products	17,472	15,919
Development overhead costs	4,253	3,882
Non-cash compensation expense related to stock options	3,578	3,366

Total antisense drug development	$52,212	$39,807

Antisense drug development expenditures were $48.6 million for the year ended December 31, 2009 compared to $36.4 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  We attribute the increase primarily to the broad Phase 3 program for mipomersen, and increases in our other cardiovascular development projects.  Development overhead costs were $4.3 million for the year ended December 31, 2009, compared to $3.9 million for 2008. The increase in overhead costs was a result of the additional resources needed to support the expansion of our clinical development programs.  We expect our drug development expenses to fluctuate based on the timing and size of our clinical trials.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 12 of our 22 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we are over time transitioning the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We are contributing up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Manufacturing and operations	$14,415	$11,445
Non-cash compensation expense related to stock options	1,440	1,096

Total manufacturing and operations	$15,855	$12,541

Manufacturing and operations expenses for the year ended December 31, 2009 were $14.4 million, compared to $11.4 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of an increase in depreciation relating to upgrades made to our manufacturing facility, which were completed in the second quarter of 2009.  Also contributing to the increase was an increase in manufacturing supplies and personnel costs to support our expanded clinical development programs including our broad Phase 3 program for mipomersen.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Year Ended December 31,
	2009	2008
Personnel costs	$7,859	$6,097
Occupancy	7,230	6,619
Depreciation and amortization	6,379	5,952
Insurance	903	910
Other	2,739	1,559
Non-cash compensation expense related to stock options	3,058	2,291

Total R&D support costs	$28,168	$23,428

R&D support costs for the year ended December 31, 2009 were $25.1 million, compared to $21.1 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  The increase was primarily a result of an increase in personnel costs in 2009, lease modification fees paid in September 2009 and $750,000 we received from Ercole in March 2008 as repayment of a convertible note that we had previously expensed.

Our R&D support costs by segment were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Drug Discovery and Development	$26,974	$23,428
Regulus Therapeutics	1,194	—

Total R&D support costs	$28,168	$23,428

As part of Regulus’ conversion from a limited liability company to a C-Corporation in January 2009, we began providing Regulus research and development and general and administrative services under the terms of a services agreement.  Under the terms of the services agreement, we allocate a portion of our R&D support costs to Regulus and include this allocation in Regulus’ research and development expenses.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Year Ended December 31,
	2009	2008
General and administrative expenses	$12,107	$11,103
Non-cash compensation expense related to stock options	2,408	2,708

Total general and administrative	$14,515	$13,811

Our general and administrative expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Drug Discovery and Development	$11,760	$10,960
Regulus Therapeutics	2,755	2,851

Total general and administrative	$14,515	$13,811

General and administrative expenses for the year ended December 31, 2009 were $12.1 million, compared to $11.1 million for 2008, both amounts exclude non-cash compensation expense related to stock options.  The increase was primarily due to an increase in tax consulting expenses associated with our taxable income in 2009 and legal fees associated with our litigation with Bruker Daltonics Inc.  We discuss expenses related to Regulus in a separate section below.

Regulus Therapeutics

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Year Ended December 31,
	2009	2008
Research and development expenses	$9,147	$5,674
General and administrative expenses	2,490	1,943
Non-cash compensation expense related to stock options	99	2,414

Total Regulus’ operating expenses	$11,736	$10,031

Operating expenses for Regulus were $11.6 million for the year ended December 31, 2009, compared to $7.6 million in 2008, both amounts exclude non-cash compensation expense related to stock options.  The increase was primarily related to Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration, which began in April 2008.  With the strategic alliance with GSK, we anticipate that Regulus’ expenses will increase going forward as Regulus advances its research and development activities.

Non-cash compensation expense related to stock options for the year ended December 31, 2009 was $99,000, compared to $2.4 million for 2008.  The decrease was a result of the modifications made in 2009 to Alnylam’s and our own company’s stock options issued to Regulus’ employees, members of Regulus’ Board of Directors and Scientific Advisory Board to stop vesting in these stock awards before the awards were fully vested.  For additional information, see Note 5, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements.

Beginning in the first quarter of 2010, as a result of a new accounting standard, we will no longer include Regulus’ operating expenses in our operating expenses.  Instead we will include our share of Regulus’ operating expenses along with our share of the rest of their operating results on a separate line in the other income section of our Statement of Operations called “Equity in loss of Regulus Therapeutics Inc.”  See Note 1, Organization and Significant Accounting Policies, for a more detailed explanation of this change.

Investment Income

Investment income for the year ended December 31, 2009 totaled $6.4 million, compared to $11.3 million for 2008. The decrease in investment income was primarily due to the lower average returns on our investments resulting from the current market conditions offset by a significantly higher average cash balance in 2009.

Interest Expense

Interest expense for the year ended December 31, 2009 totaled $12.7 million, compared to $11.8 million for 2008.   In 2009, we adopted the accounting standard related to our 2 5/8 percent convertible notes and retroactively applied it to 2008.  As a result of adopting the standard, the amount of interest expense we recorded in our statement of operations for the year ended December 31, 2009 increased by $6.8 million, compared to an increase of $6.2 million for 2008.  For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.  The increase in interest expense was also due to the effect of a higher average debt balance in 2009 compared to 2008 primarily related to our equipment financing arrangement.

Gain (Loss) on Investments, net

Gain on investments for the year ended December 31, 2009 was $2.1 million, compared to a net loss on investments of $965,000 in 2008.  The net gain on investments in 2009 reflected a $2.5 million gain when we sold all of the common stock of OncoGenex that we owned and a $574,000 gain that we realized on our available-for-sale securities offset by a $1.0 million valuation allowance we recorded in November 2009 related to our investment in Altair.  Because realization of our Altair investment is uncertain we recorded a full valuation allowance.  See further discussion about our investment in Altair in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.  The net loss on investments in 2008 reflected a $1.2 million non-cash loss related to the other-than-temporary impairment of our equity investment in OncoGenex partly offset by gains on the sales of our available-for-sale securities.

Income Tax Expense

Even though we finished 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI in early 2009.  We recorded income tax expense of $3.2 million in 2009 as part of our financial results from continuing operations.

Net loss from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Year Ended December 31,
	2009	2008
Net loss from continuing operations, including income tax expense	$(34,956)	$(14,519)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	4,394	4,734
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(30,562)	$(9,785)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the year ended December 31, 2009 was $30.6 million, compared to $9.8 million for 2008.  Net loss from continuing operations in 2009 was higher than 2008 primarily due to the increase in operating expenses, the decrease in investment income and the income tax expense recognized in 2009 offset by the increase in revenue and the net gain on investments, all of which we discuss above.

Net Income (Loss) from Discontinued Operations

Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation on our financial statements.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations, net of tax, for the year ended December 31, 2009 was $185.6 million, compared to net loss from discontinued operations of $8.4 million for 2008.  Net income from discontinued operations for 2009 primarily consisted of the $202.5 million gain less $16.8 million of income taxes.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net income attributable to Isis Pharmaceuticals, Inc. common stockholders for the year ended December 31, 2009 was $155.1 million, compared to a net loss of $18.2 million for 2008.  Basic and diluted net income per share for the year ended December 31, 2009 was $1.58 per share, compared to basic and diluted net loss of $0.19 per share for 2008.  The improvement in our net income and net income per share in 2009 compared to 2008 was primarily due to the gain we recognized when we sold Ibis to AMI.

Net Operating Loss Carryforward

At December 31, 2009, we had federal, California and foreign tax net operating loss carryforwards of approximately $232.1 million, $190.5 million and $1.1 million, respectively. We also had federal and California research credit carryforwards of approximately $27.4 million and $8.2 million, respectively.  Our federal and California tax loss carryforwards expire at various dates starting in 2014, unless previously utilized. Our foreign tax losses may be carried forward indefinitely and used to offset future taxable income, provided there is no substantial change in ownership. Our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods due to “change of ownership” provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and tax credit carryforwards. However, there may be additional limitations arising from any future changes in ownership that may have a material adverse impact on us.

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

Revenue

Total revenue for the year ended December 31, 2008 was $107.2 million, compared to $58.3 million for 2007. The significant increase in 2008 revenue over 2007 was primarily a result of our collaboration with Genzyme as discussed in the current year Results of Operations section.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the year ended December 31, 2008 was $96.7 million, compared to $22.2 million for 2007. The increase was primarily due to revenue from our collaborations with Bristol-Myers Squibb, OMJP and Genzyme.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the year ended December 31, 2008 was $8.3 million, compared to $36.0 million for 2007. Licensing and royalty revenue in 2007 was higher primarily due to the $26.5 million licensing revenue that we earned from Alnylam in the third quarter of 2007.

Regulus Therapeutics

Regulus’ revenue for the year ended December 31, 2008 was $2.1 million, compared to $119,000 for 2007.  The increase was primarily due to revenue from its collaboration with GSK as discussed in the current year Results of Operations section.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $120.3 million, compared to $91.3 million for 2007.  The higher expenses in 2008 compared to 2007 were primarily due to the expansion of our clinical development programs, including additional expenses associated with the development of mipomersen, increased activity levels related to our planned investment to fill our pipeline, and increased expenses related to manufacturing drug supplies for our corporate partners and our internal drug development programs.  Also contributing to the increase in operating expenses was an increase of $7.0 million, excluding non-cash compensation expense related to stock options, in expenses associated with Regulus.

Furthermore, an increase in non-cash compensation expense related to stock options contributed to the increase in operating expenses. Non-cash compensation expense related to stock options was $13.3 million for the year ended December 31, 2008 compared to $8.3 million for 2007, primarily reflecting the increase in our stock price from 2007 to 2008.

Our operating expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2008	2007
Drug Discovery and Development	$99,345	$82,353
Regulus Therapeutics	7,619	612
Non-cash compensation expense related to stock options	13,286	8,298

Total operating expenses	$120,250	$91,263

Research and Development Expenses

The following table sets forth information on research and development costs (in thousands):

	Year Ended December 31,
	2008	2007
Research and development expenses	$95,861	$71,459
Non-cash compensation expense related to stock options	10,578	6,745

Total research and development	$106,439	$78,204

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

Manufacturing and Operations

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

General and Administrative Expenses

The following table sets forth information on general and administrative expenses (in thousands):

	Year Ended December 31,
	2008	2007
General and administrative expenses	$11,103	$11,506
Non-cash compensation expense related to stock options	2,708	1,553

Total general and administrative	$13,811	$13,059

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

Regulus Therapeutics

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Year Ended December 31,
	2008	2007
Research and development expenses	$5,674	$596
General and administrative expenses	1,943	16
Non-cash compensation expense related to stock options	2,414	412

Total Regulus’ operating expenses	$10,031	$1,024

Excluding non-cash compensation expense related to stock options, operating expenses for Regulus were $7.6 million for the year ended December 31, 2008 compared to $612,000 in 2007.  Regulus began its operations in September 2007, therefore its 2007 operating expenses only reflect four months of activity compared to the entire year in 2008.  Also contributing to the increase in its operating expenses from 2007 to 2008 were the research and development activities associated with its strategic alliance with GSK, which began in April 2008.

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

Interest Expense

Interest expense for the year ended December 31, 2008 totaled $11.8 million, compared to $12.9 million for 2007. The decrease in interest expense was due to the effect of a lower average debt balance in 2008 compared to 2007 primarily related to the fact that a portion of our old 5 1/2 percent notes was outstanding until we repaid the remaining balance in May 2007.

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

Loss on Early Retirement of Debt

Loss on early retirement of debt for the year ended December 31, 2007 was $3.2 million, reflecting the early extinguishment of our 5 1/2 percent convertible subordinated notes in the first half of 2007.  We did not recognize any loss on early retirement of debt in 2008.

Net Loss from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Year Ended December 31,
	2008	2007
Net loss from continuing operations, including income tax expense	$(14,519)	$(34,050)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	4,734	629
Net loss attributable to noncontrolling interest in Symphony GenIsis, Inc.	—	23,157
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(9,785)	$(10,264)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the year ended December 31, 2008 was $9.8 million, compared to $10.3 million for 2008.  The decrease in net loss from continuing operations was a result of a decrease in loss from operations in 2008 offset by a benefit of $23.2 million we recognized in 2007 for the loss attributed to noncontrolling interest in Symphony GenIsis, related to our collaboration with Symphony GenIsis. Additionally, we recognized a benefit of $4.7 million and $629,000 for the loss attributed to noncontrolling interest in Regulus for the years ended December 31, 2008 and 2007, respectively.

Net Loss from Discontinued Operations

In 2008, AMI purchased approximately 18.6 percent of the issued and outstanding common stock of Ibis for a total purchase price of $40 million.  In December 2008, we, Ibis and AMI executed a stock purchase agreement.  Under this agreement, AMI purchased the remaining equity in Ibis from us for $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.

Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation on our financial statements.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net loss from discontinued operations for the year ended December 31, 2008 was $8.4 million compared to $6.0 million for 2007.  The increase in net loss from discontinued operations in 2008 compared to 2007 primarily relates to an increase in expenses to support the growth of Ibis’ commercial business including selling and support costs for the Ibis T5000 Biosensor System and the cost to achieve milestones as part of the AMI transaction partly offset by the gain recognized for the revaluation of the subscription right and call option we granted to AMI and a benefit of $2.1 million for the loss attributed to noncontrolling interest in Ibis for 2008.

Net Loss and Net Loss Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders for the year ended December 31, 2008 was $18.2 million compared to $141.6 million for 2007.  Basic and diluted net loss per share for the year ended December 31, 2008 was $0.19 per share, compared to $1.69 per share for 2007, of which $1.50 per share attributable to the purchase of Symphony GenIsis.  In 2007, we purchased the equity of Symphony GenIsis.  The $125.3 million on our Consolidated Statement of Operations in the line item called Excess Purchase Price over Carrying Value of Noncontrolling Interest in Symphony GenIsis, Inc. represents a deemed dividend paid to the previous owners of Symphony GenIsis.  This deemed dividend only impacts our net loss attributable to Isis Pharmaceuticals, Inc. common stockholders and our net loss per share calculations for 2007 and does not affect our net loss from continuing operations or discontinued operations.

Net Operating Loss Carryforward

At December 31, 2008, we had federal, California and foreign tax net operating loss carryforwards of approximately $591.1 million, $180.6 million and $1.1 million, respectively. We also had federal and California research credit carryforwards of approximately $31.3 million and $22.2 million, respectively. Subject to the limitation described below, we will use the net operating loss and research credits, and realize the benefit of these deferred tax assets if we become profitable. We fully reserved all of our deferred tax assets, as their realization is uncertain. Our federal and California tax loss carryforwards will continue to expire in 2008 and 2013, respectively, unless previously utilized. Our foreign tax losses may be carried forward indefinitely and used to offset future taxable income, provided there is no substantial change in ownership. Our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods due to “change of ownership” provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and tax credit carryforwards. However, there may be additional limitations arising from any future changes in ownership that may have a material adverse impact on us.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through December 31, 2009, we have earned approximately $818.7 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through December 31, 2009, we have raised net proceeds of approximately $816.1 million from the sale of our equity securities and we have borrowed approximately $562.2 million under long-term debt arrangements to finance a portion of our operations.

At December 31, 2009, we had cash, cash equivalents and short-term investments of $574.3 million, which does not include the $10 million we received from OncoGenex in January 2010 for the sublicensing revenue we earned in December 2009, and stockholders’ equity of $302.1 million. In comparison, we had cash, cash equivalents and short-term investments of $491.0 million and stockholders’ equity of $147.4 million as of December 31, 2008.  Our cash, cash equivalents and short-term investments at December 31, 2009 included $30.7 million, which is Regulus’ cash, cash equivalents and short-term investments that will not be included in our cash balance beginning in 2010 as a result of the accounting change for Regulus.  See Note 1, Organization and Significant Accounting Policies, for a more detailed explanation of this change.  At December 31, 2009, we had consolidated working capital of $484.7 million, compared to $393.7 million at December 31, 2008.  Our cash, cash equivalents and short-term investments, stockholders’ equity and consolidated working capital increased primarily as a result of the $175 million we received from AMI in the first quarter of 2009.  During 2009, we also received more than $35 million in cash from our corporate partnerships.

As of December 31, 2009, our debt and other obligations totaled $140.8 million, compared to $130.0 million at December 31, 2008.  The increase in our debt and other obligations was primarily due to the $6.4 million additional draw downs on our equipment financing arrangement and $7.1 million of non-cash amortization of the debt discount recorded in 2009 as a result of adopting the accounting standard related to our 2 5/8 percent convertible notes offset, in part, by the $2.8 million of principal payments we made against our equipment financing arrangement.  The new accounting standard did not impact our cash, cash equivalents and short-term investments but decreased the carrying value of our $162.5 million convertible notes to $125.1 million and $118.0 million at December 31, 2009 and 2008, respectively, with corresponding increases to stockholders’ equity.  For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of December 31, 2009. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$237.1	$4.3	$8.6	$171.0	$53.2
GSK Convertible Promissory Note (principal and accrued interest)	$5.3	$—	$5.3	$—	$—
Equipment Financing Arrangements (principal and interest payable)	$10.8	$4.8	$6.0	$—	$—
Other Obligations (principal and interest payable)	$1.6	$0.1	$0.1	$0.1	$1.3
Operating Leases	$16.9	$3.3	$4.5	$2.4	$6.7
Total	$271.7	$12.5	$24.5	$173.5	$61.2

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have a convertible promissory note Regulus issued to GSK, equipment financing arrangements and other obligations.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8 percent, which is payable semi-annually.  The 2 5/8 percent notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. We will be able to redeem these notes at a redemption price equal to 100.75 percent of the principal amount between February 15, 2012 and February 14, 2013; 100.375 percent of the principal amount between February 15, 2013 and February 14, 2014; and 100 percent of the principal amount thereafter. Holders of the 2 5/8 percent notes may also require us to repurchase the 2 5/8 percent notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100 percent of the principal amount of the 2 5/8 percent notes being repurchased plus unpaid interest. Using the net proceeds from the issuance of our 2 5/8 percent notes, in 2007, we repaid the entire $125 million of our 5 1/2 percent convertible subordinated notes due 2009.

In connection with the strategic alliance with GSK in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 3.25 percent at December 31, 2009.  The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or Regulus does not repay the note in cash, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock or cash.  In February 2010, Regulus formed a new alliance with GSK and issued a second $5 million convertible promissory note, guaranteed by us and Alnylam, that will convert into Regulus common stock in the future under certain specified circumstances.  For additional information, see Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $19.4 million in principal to finance the purchase of equipment.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4 percent.  We are using the equipment purchased under the loan agreement as collateral.  We have drawn down $13.0 million in principal under this loan agreement at a weighted average interest rate of 6.65 percent.  The carrying balance under this loan agreement at December 31, 2009 and 2008 was $10.0 million and $6.5 million, respectively.

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2009 for the purchase of services, capital equipment and materials as part of our normal course of business.

We plan to continue to enter into collaborations with partners to provide for additional revenue to us and we may be required to incur additional cash expenditures related to our obligations under any new agreement we may enter into. We currently intend to use our cash and short-term equivalents to finance our activities. However, we may also pursue other financing alternatives, like securing lines of credit, refinancing our existing debt, issuing debt instruments, or issuing additional shares of our common stock. Whether we use our existing capital resources or choose to obtain financing will depend on various factors, including the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in 2009 with our Independent Registered Public Accounting Firm.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our evaluation as of the end of the period covered by this report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) were effective as of December 31, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2009, management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of Isis’ internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. Based on the assessment, management determined that Isis maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their attestation report, which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited Isis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Isis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Isis Pharmaceuticals, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 1, 2010

Item 9B.  Other Information

In September 2007, we entered into a collaboration with OMJP to discover, develop and commercialize antisense drugs to treat metabolic diseases, including type 2 diabetes. As part of the collaboration, we granted OMJP worldwide development and commercialization rights to two of our diabetes programs.  The collaboration ended. In February 2010 we regained the rights to drugs from both the glucagon receptor and glucocorticoid receptor programs.  We intend to move a more potent inhibitor for our GCGR program forward that was identified as part of our collaboration with OMJP.  We also intend to move forward the GCCR program.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “Election of Directors,” “Nominating, Governance and Review Committee” and “Audit Committee,” respectively, contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 16, 2010 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders to be held on June 2, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2009.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders(a)	5,586,426	$10.43	3,371,058	(c)
Equity compensation plans not approved by stockholders(b)	3,046,910	$13.62	5,566

Total	8,633,336	$11.56	3,376,624

(a)                                  Consists of three Isis plans: 1989 Stock Option Plan, 2002 Non-Employee Directors’ Stock Option Plan and ESPP.

(b)                                 Consists of the 2000 Broad-Based Equity Incentive Plan, more fully described below.  The 2000 Broad-Based Equity Incentive Plan expired on January 5, 2010.

(c)                                  Of these shares, 98,769 remained available for purchase under the ESPP as of December 31, 2009. The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year, we automatically increase the aggregate number of shares reserved for issuance under the plan by 150,000 shares.

Description of 2000 Broad-Based Equity Incentive Plan

We adopted the 2000 Broad-Based Equity Incentive Plan, or the 2000 Plan, to provide our employees, officers, directors and consultants an opportunity to benefit from increases in the value of our common stock through the granting of non-statutory stock options, stock bonuses and rights to purchase restricted stock. At the time we adopted the 2000 Plan, we were not required to seek the approval of our stockholders. The Board has delegated administration of the 2000 Plan to the Compensation Committee of the Board, and the Compensation Committee has delegated administration of the 2000 Plan to the Non-Management Stock Option Committee with respect to certain option grants to employees who are not our executive officers. The Board has the power to construe and interpret the 2000 Plan and, subject to the provisions of the 2000 Plan, to select the persons to whom stock awards are to be made, to designate the number of shares to be covered by each stock award, to establish vesting schedules, to specify the exercise price and the type of consideration to be paid to us upon exercise or purchase.

As of December 31, 2009, the 2000 Plan had 5,990,000 shares authorized for issuance, options to purchase an aggregate of 3,046,910 shares had been granted and were outstanding under the 2000 Plan, options to purchase an aggregate of 2,937,524 shares had been exercised under the 2000 Plan, and 5,566 shares remained available for grant thereunder. The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

Options granted under the 2000 Plan generally have a term of seven or ten years, have an exercise price equal to the fair market value at the time of grant, can only be exercised with a cash payment and vest at the rate of 25 percent per year after the first year and then at the rate of 2.08 percent per month thereafter during the option holder’s employment or service as a consultant, employee or director. Options granted pursuant to the April 2003 stock option exchange program as discussed in the Notes to the Consolidated Financial Statements, expired on December 31, 2008. If any change is made in the common stock subject to the 2000 Plan, or subject to any stock award, without the receipt of consideration by us (through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by us), we will adjust the 2000 Plan appropriately in the class(es) and maximum number of securities subject to the 2000 Plan, and we will adjust the outstanding stock awards appropriately in the class(es) and number of securities and price per share of common stock subject to such outstanding stock awards. Our Board will make such adjustments, and its determination will be final, binding and conclusive. We will not treat the conversion of any of our convertible securities as a transaction without receipt of consideration.

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

(a)(3)                   Index to Exhibits

See Index to Exhibits beginning on page 68.

(b)                                  Exhibits

We listed the exhibits required by this Item under Item 15(a)(3).

(c)                                  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2010.

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

Signatures	Title	Date
Chairman of the Board, President,
/s/ STANLEY T. CROOKE	and Chief Executive Officer	March 1, 2010
Stanley T. Crooke, M.D., Ph.D	(Principal executive officer)

Director, Chief Operating Officer,
/s/ B. LYNNE PARSHALL	Chief Financial Officer and Secretary	March 1, 2010
Lynne Parshall, J.D.	(Principal financial and accounting officer)

/s/ SPENCER R. BERTHELSEN	Director	March 1, 2010
Spencer R. Berthelsen, M.D.

/s/ RICHARD D. DIMARCHI	Director	March 1, 2010
Richard D. DiMarchi

/s/ JOSEPH KLEIN	Director	March 1, 2010
Joseph Klein, III.

/s/ FREDERICK T. MUTO	Director	March 1, 2010
Frederick T. Muto

/s/ JOHN C. REED, M.D. PH.D.	Director	March 1, 2010
John C. Reed, M.D., Ph.D.

/s/ JOSEPH H. WENDER	Director	March 1, 2010
Joseph H. Wender

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation filed June 19, 1991.(1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation filed May 3, 2006.(3)

3.3	Amended and Restated Bylaws.(18)

4.1	Certificate of Designation of the Series C Junior Participating Preferred Stock.(17)

4.2	Specimen Common Stock Certificate.(1)

4.3	Form of Right Certificate.(17)

4.4	Stock Purchase Agreement between the Registrant and Genzyme Corporation dated January 7, 2008. (8)

4.5

Indenture, dated January 23, 2007, between the Registrant and Wells Fargo Bank, N.A., a national banking association, as trustee, including Form of 2 5/8 percent Convertible Subordinated Note due 2027.(14)

4.6	Registration Rights Agreement, dated January 23, 2007, among the Registrant and the Initial Purchasers identified therein.(14)

4.7	Registration Rights Agreement between the Registrant and Symphony GenIsis Holdings LLC dated April 7, 2006 (with certain confidential information deleted).(3)

4.8	Form of Warrant dated April 7, 2006 issued to Symphony GenIsis Holdings LLC.(3)

10.1	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers with related schedule.(1)

10.2*	Registrant’s 1989 Stock Option Plan, as amended.(2)

10.3*	Registrant’s Amended and Restated Employee Stock Purchase Plan.(20)

10.4	Form of Employee Assignment of Patent Rights.(1)

10.5*	Registrant’s 2000 Broad-Based Equity Incentive Stock Option Plan and related form of option agreement.(10)

10.6	Drug Development and License Option Agreement dated December 2, 2009 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).

10.7	Patent Rights Purchase Agreement between the Registrant and Gilead Sciences, Inc., dated December 18, 1998 (with certain confidential information deleted).(9)

10.8	Rights Agreement dated as of December 8, 2000 between the Registrant and American Stock Transfer & Trust Company.(17)

10.9	Collaboration and License Agreement between the Registrant and Hybridon, Inc., dated May 24, 2001 (with certain confidential information deleted).(19)

10.10	License and Co-Development Agreement between the Registrant and Genzyme Corporation dated June 24, 2008 (with certain confidential information deleted). (12)

10.11	Collaboration and License Agreement between the Registrant and Ortho-McNeil, Inc. dated September 12, 2007 (with certain confidential information deleted).(30)

10.12	Amended and Restated Collaboration and License Agreement between the Registrant and Antisense Therapeutics

Ltd dated February 8, 2008 (with certain confidential information deleted).(8)

10.13	Amended and Restated License Agreement between the Registrant and Atlantic Pharmaceuticals Limited dated November 30, 2009 (with certain confidential information deleted).

10.14	VLA4 Partner Support Agreement between the Registrant and Teva Pharmaceutical Industries Ltd dated February 8, 2008 (with certain confidential information deleted).(8)

10.15	Amended and Restated License Agreement dated July 2, 2008 between the Registrant and OncoGenex Technologies Inc. (with certain confidential information deleted) (22)

10.16	Oligonucleotide Manufacturing and Supply Agreement dated December 4, 2001 between the Registrant and Integrated DNA Technologies, Inc. (with certain confidential information deleted).(24)

10.17	License Agreement dated December 31, 2001 between the Registrant and Eyetech Pharmaceuticals, Inc. (with certain confidential information deleted).(25)

10.18	Registrant’s Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 30, 2005.(23)

10.19*	Registrant’s Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan.(13)

10.20*	Registrant’s Form of 2002 Non-Employee Directors’ Stock Option Agreement.(29)

10.21	Product Development and Commercialization Agreement between Regulus Therapeutics LLC and Glaxo Group Limited dated April 17, 2008 (with certain confidential information deleted). (12)

10.22*	Amended and Restated Severance Agreement dated December 3, 2008 between Isis and Stanley T. Crooke. (21)

10.23*	Amended and Restated Severance Agreement dated December 3, 2008 between Isis and B. Lynne Parshall. (21)

10.24	Amended and Restated Strategic Collaboration and License Agreement dated April 28, 2009 between the Registrant and Alnylam Pharmaceuticals, Inc. (with certain confidential information deleted).(28)

10.25	Amendment No. 1 to Sale Agreement dated October 14, 2007 between Isis and Drug Royalty Trust 3.(15)

10.26	Loan Agreement dated October 15, 2008 between the Registrant and RBS Asset Finance, Inc. (31)

10.27	Amendment No. 1 to License Agreement between the Registrant and Eyetech.(16)

10.28	Sale and Assignment Agreement between the Registrant and Drug Royalty USA, Inc., dated December 21, 2004 (with certain confidential information deleted).(16)

10.29	Security Agreement between the Registrant and Drug Royalty USA, Inc, dated December 21, 2004 (with certain confidential information deleted).(16)

10.30*	Form of Option Agreement for Options Granted after March 8, 2005 under the 1989 Stock Option Plan.(16)

10.31*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2000 Broad-Based Equity Incentive Plan.(16)

10.32*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2002 Non-Employee Director’s Stock Option Plan.(16)

10.33*	Employment Agreement dated December 29. 2008 between Regulus Therapeutics and Kleanthis G. Xanthopoulos, PhD (31)

10.34	Amendment No.1 to Rights Agreement dated April 7, 2005.(27)

10.35	First Amendment to Loan Agreement between the Registrant and RBS Asset Finance, Inc. dated September 30, 2009

10.36	Lease Agreement dated September 6, 2005 between the Registrant and BMR-2282 Faraday Avenue LLC.(23)

10.37	Second Amended and Restated Collaboration Agreement dated August 5, 2005 between the Registrant and Eli Lilly and Company (with certain confidential information deleted).(23)

10.38	Pre-Clinical Development Collaboration Agreement dated March 23, 2007 between the Registrant and Korean Institute of Toxicology (with certain confidential information deleted). (31)

10.39	Stock Purchase Agreement dated December 17, 2008, among the Registrant, Ibis Biosciences, Inc. and Abbott Molecular Inc. (with certain confidential information deleted).(31)

10.40	Purchase Agreement, dated January 17, 2007, among the Registrant and the Initial Purchasers identified therein.(14)

10.41	Collaboration and License Agreement between the Registrant and Bristol-Myers Squibb Company dated May 8, 2007 (with certain confidential information deleted). (7)

10.42	Research Agreement dated October 22, 2007 between the Registrant and CHDI, Inc. (with certain confidential information deleted).(4)

10.43	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. dated January 1, 2009 (with certain confidential information deleted).(6)

10.44

Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics LLC dated January 1, 2009 (with certain confidential information deleted).(6)

10.45	Amendment No. 1 to Amended and Restated License Agreement between the Registrant and Oncogenex Technologies Inc. dated December 18, 2009.

14.1	Registrant’s Code of Ethics and Business Conduct.(21)

21.1	List of Subsidiaries for the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.(32)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form of Confidentiality Agreement.(11)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-71911) or amendments thereto and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2006 and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated January 24, 2007 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Report on Form 8-K dated December 8, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 4, 2009 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s report on Form 10-Q as amended for the quarter ended June 30, 2001 and incorporated herein by reference.

(20)

Filed as an exhibit to Registrant’s Notice of Annual Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the SEC on April 20, 2008, and incorporated herein by reference.

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

(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed January 4, 2002 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated January 7, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 7, 2005 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(29)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(32)	Filed as part of this Annual Report on Form 10-K for the year ended December 31, 2009, reference is made to page 65.

*	Indicates management compensatory plans and arrangements as required to be filed as exhibits to this Report pursuant to Item 14(c).

ISIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isis Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial statements (SFAS 160) (codified in FASB ASC Topic 810, Consolidations) effective as of January 1, 2009 and retroactively adjusted all periods presented in the consolidated financial statements for this change.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009 and retroactively adjusted all periods presented in the consolidated financial statements for this change.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 1, 2010

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$105,255	$217,918
Short-term investments	469,057	273,080
Contracts receivable	10,899	4,121
Inventories	2,768	2,718
Other current assets	8,147	5,085
Assets from discontinued operations (including cash and cash equivalents of $6.1 million as of December 31, 2008)	—	15,462

Total current assets	596,126	518,384
Property, plant and equipment, net	27,338	17,371
Licenses, net	14,542	16,861
Patents, net	15,909	16,260
Deposits and other assets	3,269	3,900

Total assets	$657,184	$572,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,696	$5,710
Accrued compensation	7,135	6,835
Income taxes payable	7,323	—
Accrued liabilities	12,339	9,557
Current portion of long-term obligations	4,270	2,065
Current portion of deferred contract revenue	75,681	92,662
Liabilities from discontinued operations	—	7,870

Total current liabilities	111,444	124,699
2 5/8 percent convertible subordinated notes	125,100	117,993
Long-term obligations, less current portion	11,478	9,938
Long-term deferred contract revenue	107,097	172,766

Total liabilities	355,119	425,396
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 98,850,934 and 97,172,380 shares issued and outstanding at December 31, 2009 and 2008, respectively	99	97
Additional paid-in capital	985,620	960,361
Accumulated other comprehensive income	2,153	982
Accumulated deficit	(696,150)	(851,216)

Total Isis Pharmaceuticals, Inc. stockholders’ equity	291,722	110,224
Noncontrolling interest in Regulus Therapeutics Inc.	10,343	4,737
Noncontrolling interest in Ibis Biosciences, Inc. — discontinued operations	—	32,419
Total stockholders’ equity	302,065	147,380

Total liabilities and stockholders’ equity	$657,184	$572,776

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Research and development revenue under collaborative agreements	$108,131	$98,853	$22,319
Licensing and royalty revenue	13,469	8,337	36,025
Total revenue	121,600	107,190	58,344

Expenses:
Research and development	134,623	106,439	78,204
General and administrative	14,515	13,811	13,059
Total operating expenses	149,138	120,250	91,263

Loss from operations	(27,538)	(13,060)	(32,919)

Other income (expense):
Investment income	6,361	11,318	11,443
Interest expense	(12,672)	(11,812)	(12,872)
Gain (loss) on investments, net	2,084	(965)	3,510
Loss on early retirement of debt	—	—	(3,212)

Loss from continuing operations, before income tax expense	(31,765)	(14,519)	(34,050)

Income tax expense	(3,191)	—	—

Net loss from continuing operations, including income tax expense	(34,956)	(14,519)	(34,050)

Discontinued operations:
Loss from discontinued operations	(29)	(8,387)	(6,029)
Gain on sale of Ibis Biosciences, Inc., net of tax	185,657	—	—
Net income (loss) from discontinued operations, net of tax	185,628	(8,387)	(6,029)

Net income (loss)	150,672	(22,906)	(40,079)

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	4,394	4,734	629
Net loss attributable to noncontrolling interest in Symphony GenIsis, Inc.	—	—	23,157
Excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc	—	—	(125,311)

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$155,066	$(18,172)	$(141,604)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.31)	$(0.10)	$(0.12)
Net income (loss) from discontinued operations	1.89	(0.09)	(0.07)
Excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc	—	—	(1.50)
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$1.58	$(0.19)	$(1.69)
Shares used in computing basic and diluted net income (loss) per share	98,109	94,566	83,739

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Isis Pharmaceuticals, Inc. Stockholders’ Equity					Noncontrolling Interests
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated			Symphony	Total stockholders’
Description	Shares	Amount	capital	income	deficit	Regulus	Ibis	GenIsis	equity
Balance at December 31, 2006	82,284	$82	$880,954	$4,278	$(816,751)	$—	$—	$29,339	$97,902
Retroactive adoption of accounting standard	—	—	54,641	—	—	—	—	—	54,641
Comprehensive loss:
Net loss	—	—	—	—	(16,293)	(629)	—	(23,157)	(40,079)
Change in unrealized losses	—	—	—	(3,740)	—	—	—	—	(3,740)
Comprehensive loss	—	—	—	—	—	—	—	—	(43,819)
Options exercised and employee stock purchase plan issuances	1,510	2	11,349	—	—	—	—	—	11,351
Warrants exercised	61	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	9,910	—	—	—	—	—	9,910
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	10,000	—	—	10,000
Acquisition of Symphony GenIsis, Inc.	—	—	(125,311)	—	—	—	—	(6,182)	(131,493)
Issuance of common stock for Symphony GenIsis acquisition	3,384	3	51,090	—	—	—	—	—	51,093
Balance at December 31, 2007	87,239	$87	$882,633	$538	$(833,044)	$9,371	$—	$—	$59,585
Comprehensive loss:
Net loss	—	—	—	—	(18,172)	(4,734)	—	—	(22,906)
Change in unrealized gains	—	—	—	444	—	—	—	—	444
Comprehensive loss	—	—	—	—	—	—	—	—	(22,462)
Options exercised and employee stock purchase plan issuances	1,510	2	12,549	—	—	—	—	—	12,551
Warrants exercised	3,423	3	160	—	—	—	—	—	163
Share-based compensation expense	—	—	15,063	—	—	—	—	—	15,063
Issuance of common stock to Genzyme	5,000	5	49,956	—	—	—	—	—	49,961
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	100	—	—	100
AMI’s capital contribution to noncontrolling interest	—	—	—	—	—	—	32,419	—	32,419
Balance at December 31, 2008	97,172	$97	$960,361	$982	$(851,216)	$4,737	$32,419	$—	$147,380
Balance at December 31, 2008	97,172	$97	$960,361	$982	$(851,216)	$4,737	$32,419	$—	$147,380
Comprehensive income:
Net income (loss)	—	—	—	—	155,066	(4,394)	—	—	150,672
Change in unrealized gains, net of $0.8 million of tax expense	—	—	—	2,819	—	—	—	—	2,819
Reclassification adjustment for realized gains included in net income	—	—	—	(1,648)	—	—	—	—	(1,648)
Comprehensive income	—	—	—	—	—	—	—	—	151,843
Options exercised and employee stock purchase plan issuances	1,670	2	13,154	—	—	—	—	—	13,156
Warrants exercised	9	—	—	—	—	—	—	—	—
Excess tax benefits on share-based compensation	—	—	278	—	—	—	—	—	278
Share-based compensation expense	—	—	11,827	—	—	—	—	—	11,827
Sale of Ibis to AMI	—	—	—	—	—	—	(32,419)	—	(32,419)
Alnylam’s capital contribution to noncontrolling interest	—	—	—	—	—	10,000	—	—	10,000
Balance at December 31, 2009	98,851	$99	$985,620	$2,153	$(696,150)	$10,343	$—	$—	$302,065

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$150,672	$(22,906)	$(40,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,935	2,868	2,667
Amortization of patents	3,024	1,610	1,623
Amortization of licenses	2,344	2,339	2,335
Amortization of premium (discount) on investments, net	2,026	(225)	(773)
Amortization of debt issuance costs	507	529	644
Amortization of 2 5/8 percent convertible subordinated notes discount	7,107	6,477	5,568
Share-based compensation expense	13,385	15,063	9,910
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	—	(2,103)	—
Gain from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	(185,657)	—	—
Gain from derivative instruments issued to Abbott Molecular Inc.	—	(5,326)	—
(Gain) loss on investments, net	(2,084)	965	(3,510)
Loss on early retirement of debt	—	—	3,212
Non-cash losses related to patents and property, plant and equipment	696	1,877	896
Excess tax benefits on share-based compensation	(278)	—	—
Changes in operating assets and liabilities:
Contracts receivable	(6,778)	1,238	(3,782)
Inventories	(17)	(1,323)	(1,956)
Other current and long-term assets	(955)	(2,657)	(494)
Accounts payable	(3,652)	962	(794)
Accrued compensation	(4,371)	(3,255)	4,239
Income taxes payable	(10,013)	—	—
Accrued liabilities	4,318	4,923	723
Deferred contract revenue	(82,650)	210,975	55,665

Net cash (used in) provided by operating activities	(108,441)	212,031	36,094
Investing activities:
Purchases of short-term investments	(776,381)	(483,129)	(95,371)
Proceeds from the sale of short-term investments	578,886	265,951	119,956
Purchases of property, plant and equipment	(13,414)	(13,665)	(2,293)
Acquisition of licenses and other assets	(2,880)	(3,402)	(2,717)
Purchases of strategic investments	(1,349)	—	—
Proceeds from the sale of strategic investments	2,848	—	5,181
Acquisition of Symphony GenIsis, Inc.	—	—	(80,400)

Net cash used in investing activities	(212,290)	(234,245)	(55,644)
Financing activities:
Net proceeds from issuance of equity	13,156	12,714	11,351
Excess tax benefits on share-based compensation	278	—	—
Proceeds from issuance of convertible promissory note to GlaxoSmithKline	—	5,000	—
Proceeds from equipment financing arrangement	6,394	7,048	—
Proceeds from issuance of 2 5/8 percent convertible subordinated notes, net of issuance costs	—	—	157,056
Principal and redemption premium payment on prepayment of the 5 1/2 percent convertible subordinated notes	—	—	(127,021)
Principal payments on debt and capital lease obligations	(2,827)	(7,239)	(7,736)
Proceeds from stock purchase by Genzyme Corporation, net of fees	—	49,962	—
Proceeds from sale of Ibis Biosciences, Inc to Abbott Molecular Inc.	175,000	40,000	—
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	10,000	100	10,000
Net cash provided by financing activities	202,001	107,585	43,650
Net (decrease) increase in cash and cash equivalents	(118,730)	85,371	24,100
Cash and cash equivalents at beginning of year	223,985	138,614	114,514
Cash and cash equivalents (including cash and cash equivalents classified as assets from discontinued operations of $0, $6.1 million and $0 at December 31, 2009, 2008 and 2007, respectively) at end of year	$105,255	$223,985	$138,614
Supplemental disclosures of cash flow information:
Interest paid	$4,883	$4,607	$6,212
Income taxes paid	$13,205	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$870	$2,873	$1,013
Common stock issued for Symphony GenIsis, Inc. acquisition	$—	$—	$51,093

See accompanying notes

ISIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc. On September 27, 2007, we purchased all of the equity in Symphony GenIsis as more fully described in Note 7—Collaborative Arrangements and Licensing Agreements.  In addition to our wholly owned subsidiaries, our consolidated financial statements include one variable interest entity, Regulus Therapeutics Inc., for which we are the primary beneficiary.  As a result of completing the sale of Ibis Biosciences, Inc. to Abbott Molecular Inc., or AMI, in January 2009, we have presented Ibis’ financial position and results of operations separately as discontinued operations in our consolidated financial statements. We have reclassified amounts in the prior period financial statements to conform to the current period presentation.  Prior to the sale of Ibis and the acquisition of Symphony GenIsis, we identified Ibis and Symphony GenIsis as variable interest entities that we consolidated. We have eliminated all significant intercompany balances and transactions.

The consolidated financial statements have been adjusted for the required retroactive adoption of the accounting standards for convertible debt instruments that may be settled in cash upon conversion and for reclassification of noncontrolling interests.  See the Noncontrolling interests section within this Note and Note 4, Long-Term Obligations and Commitments, for additional information.

Organization and business activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We were organized principally to develop human therapeutic drugs using antisense technology.

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the years ended December 31, 2009, 2008 and 2007, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would be anti-dilutive:

•                  5 1/2 percent convertible subordinated notes;

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory note;

•                  Dilutive stock options;

•                  Warrants issued to Symphony GenIsis Holdings LLC; and

•                  Warrants issued for the Private Placement Financing

Computations for basic and diluted net income (loss) per share are as follows:  (in thousands, except per share amounts)

	Numerator: Net Income (Loss)	Denominator: Shares	Amount
For the year ended December 31, 2009
Basic and diluted net income (loss) per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(30,562)
Net income from discontinued operations	185,628
Total basic and diluted net income	$155,066	98,109	$1.58
For the year ended December 31, 2008
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(9,785)
Net loss from discontinued operations, net of taxes	(8,387)
Total basic and diluted net loss	$(18,172)	94,566	$(0.19)
For the year ended December 31, 2007
Basic and diluted net loss per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(10,264)
Net loss from discontinued operations	(6,029)
Excess purchase price over carrying value of noncontrolling interest in Symphony GenIsis, Inc.	(125,311)
Total basic and diluted net loss	$(141,604)	83,739	$(1.69)

Contract revenue and expenses

Contract revenue consists of non-refundable research and development funding and we record contract revenue as we earn it based on the performance requirements of our collaborative research and development contracts. We recognize contract revenue for which no further performance obligations exist when we receive the payments and when we are reasonably certain we can collect the receivable. We record payments received in excess of amounts earned as deferred contract revenue. We expense research and development costs as incurred. For the years ended December 31, 2009, 2008 and 2007, research and development costs of approximately $57.1 million, $45.0 million, and $9.4 million, respectively, were related to collaborative research and development arrangements.

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

Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, according to the underlying agreements. We generally recognize revenue related to milestone payments upon completion of the milestone’s substantive performance requirement, as long as we are reasonably assured of collecting the resulting receivable, the amounts are not refundable and we have no future performance obligations related to the achievement of the milestone.

We often enter into revenue arrangements that contain multiple deliverables. In these cases, we recognize revenue from each element of the arrangement as long as we are able to determine a separate fair value for each element, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

As part of our Genzyme strategic alliance, in February 2008 Genzyme Corporation made a $150 million equity investment in us by purchasing five million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  Using a Black-Scholes option valuation model, we determined that the value of the premium was $100 million, which represented value Genzyme gave to us to help fund the companies’ research collaboration, which began in January 2008.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee that we received in June 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan.  See further discussion about our collaboration with Genzyme in Note 7—Collaborative Arrangements and Licensing Agreements.

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

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables. We place our cash equivalents and certain of our short-term investments with high credit-quality financial institutions. We invest our excess cash primarily in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We and our audit committee establish guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

Cash, cash equivalents and short-term investments

We consider all liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Our short-term investments have initial maturities of greater than 90 days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our majority owned subsidiary, which we consolidate with our financial results. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

During 2009, we recognized a $2.1 million gain on investments consisting of a $2.5 million gain when we sold all of the common stock of OncoGenex Pharmaceuticals Inc. that we owned and a $574,000 gain that we realized on our available-for-sale securities offset by a $1.0 million valuation allowance we recorded related to our investment in Altair Therapeutics Inc. Because realization of our Altair investment is uncertain we recorded a full valuation allowance.  See further discussion about our investment in Altair in Note 7, Collaborative Arrangements and Licensing Agreements.  During 2008, we recognized a $965,000 loss on investments consisting of a $1.2 million non-cash loss related to the other-than-temporary impairment of our equity investment in OncoGenex and a $198,000 gain that we realized on our available-for-sale securities.  See further discussion about our investment in OncoGenex in Note 7, Collaborative Arrangements and Licensing Agreements.  During 2007, we sold the remainder of our equity securities of Alnylam Pharmaceuticals, Inc. that we owned resulting in a realized gain of $3.5 million. We determined that there were no other-than-temporary declines in value of our investments in 2009 and 2007.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-off for the years ended December 31, 2009, 2008 and 2007.  Total inventory, which consisted of raw materials, was $2.8 million and $2.7 million as of December 31, 2009 and 2008, respectively.

Property, plant and equipment

We carry our property, plant and equipment at cost, which consists of the following (in thousands):

	December 31,
	2009	2008
Equipment and computer software	$37,098	$30,328
Leasehold improvements	24,822	17,705
Furniture and fixtures	1,777	1,775
	63,697	49,808
Less accumulated depreciation	(36,359)	(32,437)

	$27,338	$17,371

We depreciate our property, plant and equipment on the straight-line method over estimated useful lives as follows:

Equipment	5 years
Manufacturing Equipment	10 years
Computer software and hardware	3 years
Furniture and fixtures	5 years

We depreciate our leasehold improvements using the shorter of the estimated useful life or remaining lease term.

Licenses

We obtain licenses from third parties and capitalize the costs related to exclusive licenses. Our license from Idera Pharmaceuticals, Inc., comprised the majority of the license balance as of December 31, 2009 and 2008. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between approximately 8 years and 15 years. The cost of our licenses at December 31, 2009 and 2008 was $36.1 million and $36.0 million, respectively.  Accumulated amortization related to licenses was $21.6 million and $19.1 million at December 31, 2009 and 2008, respectively. Based on existing licenses, estimated amortization expense related to licenses is $2.3 million for each of the years ending December 31, 2010 and 2011 and $2.2 million for the years ending December 31, 2012, 2013 and 2014.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent.  The weighted average remaining amortizable life of issued patents was 2.9 years and 3.4 years at December 31, 2009 and 2008, respectively. In 2009, 2008 and 2007, we recorded a non-cash charge of $696,000, $1.8 million and $887,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values except in 2008 when the charge primarily related to the assignment of patents to certain of our partners.

Accumulated amortization related to patents was $15.5 million and $11.8 million at December 31, 2009 and 2008, respectively. Based on existing patents, estimated amortization expense related to patents is as follows:

Years Ending December 31,	Amortization
(in millions)

2010	$1.8
2011	$1.4
2012	$1.1
2013	$0.8
2014	$0.6

Fair value of financial instruments

We have determined the estimated fair value of our financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. We report our investment securities at their estimated fair value based on quoted market prices of comparable instruments.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We recorded a charge of $696,000, $1.9 million and $887,000 for the years ended December 31, 2009, 2008 and 2007, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values except in 2008 when the charge primarily related to the assignment of patents to certain of our partners.

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

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  For 2009, our consolidated financial statements included one variable interest entity, Regulus, for which we were the primary beneficiary.  Prior to the sale of Ibis to AMI in January 2009 and the acquisition of Symphony GenIsis in September 2007, we identified Ibis and Symphony GenIsis as variable interest entities that we consolidated.

Stock-based compensation

We estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We recognize the value of the portion of the award that we ultimately expect to vest as expense over the requisite service period as stock-based compensation expense in our Consolidated Statements of Operations.  We recognize compensation expense for all stock-based payment awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We utilize the Black-Scholes model as our method of valuation for stock-based awards granted.  On the grant date, we use our stock price as well as assumptions regarding a number of highly complex and subjective variables to determine the estimated fair value of stock-based payment awards.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the estimated fair value of employee stock options using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We account for stock options granted to non-employees, which consist primarily of options granted to Regulus’ Scientific Advisory Board, by estimating their fair value.  Until the stock option is vested, we remeasure the fair value at each reporting period.  We recognize the expense over the period of time we require the non-employee to perform services.

See Note 5—Stockholders’ Equity for additional information regarding our share-based compensation plans.

Comprehensive income (loss)

We are required to display comprehensive income (loss) and its components as part of our full set of consolidated financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss). We are required to include unrealized holding gains and losses, net of taxes, and reclassification adjustment for realized gains and losses on our available-for-sale securities, which we report separately in stockholders’ equity, in accumulated other comprehensive income (loss). We include comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 in our Consolidated Statements of Stockholders’ Equity.

Noncontrolling Interests

On January 1, 2009, we adopted an accounting standard, which recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity.  Although the adoption of this accounting standard did not impact our results of operations and financial position, it required us to reclassify noncontrolling interests as stockholders’ equity, include the net loss attributable to noncontrolling interests as part of our consolidated net income (loss) and provide additional disclosures as part of our consolidated financial statements.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our consolidated financial statements.

Convertible debt

On January 1, 2009, we adopted an accounting standard, which requires us to account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8 percent convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the expected life of the debt as additional non-cash interest expense.  At adoption, we retrospectively implemented the presentation and disclosure requirements to all periods presented in our consolidated financial statements.  For additional information, see Note 4, Long-Term Obligations and Commitments.

Segment information

We operate in two separate segments; Drug Discovery and Development and Regulus.  We provide segment financial information and results for our Drug Discovery and Development segment and our Regulus subsidiary based on the segregation of revenues and expenses we use for management’s assessment of operating performance and operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.  Prior to completing the sale of Ibis to AMI, we reported Ibis as a separate segment. As a result of the sale, we have presented the operating results of Ibis separately as discontinued operations for all periods presented in our consolidated financial statements.

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

Below is a table of our assets that we measure at fair value on a recurring basis.  For the following major security types, we break down the inputs used to measure fair value at December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$87,959	$87,959	$—	$—
Corporate debt securities (2)	144,285	—	144,285	—
Debt securities issued by U.S. government agencies (2)	261,329	—	261,329	—
Debt securities issued by the U.S. Treasury (2)	63,168	63,168	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	275	—	275	—
Equity securities (3)	3,874	3,874	—	—
Total	$560,890	$155,001	$405,889	$—

(1)         Included in cash and cash equivalents on our Consolidated Balance Sheet.

(2)         Included in short-term investments on our Consolidated Balance Sheet.

(3)         Included in other current assets on our Consolidated Balance Sheet.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

In our financial statements, we recognize the impact of an uncertain income tax position on our income tax returns at the largest amount that the relevant taxing authority is more-likely-than-not to sustain upon audit. We do not recognize an uncertain income tax position if it has less than a 50 percent likelihood of being sustained.

Impact of recently issued accounting standards

In June 2009, the Financial Accounting Standards Board issued a new accounting standard to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  When we adopt this new standard in the first quarter of 2010, we will prospectively change the way we account for our variable interest in Regulus.  Since we and Alnylam share the ability to impact Regulus’ economic performance, we will no longer be the primary beneficiary of Regulus.  As a result, beginning in the first quarter of 2010, we will deconsolidate Regulus from our consolidated financial statements and will begin to account for our ownership interest in Regulus using the equity method of accounting.  This means that we will no longer include Regulus’ revenue and operating expenses in our operating results.  Instead we will include our share of Regulus’ operating results on a separate line in the other income section of our Statement of Operations called “Equity in loss of Regulus Therapeutics Inc.”  On the balance sheet, we will present our share of Regulus’ net assets on a separate line in the non-current assets section called “Investment in Regulus Therapeutics Inc.,” and therefore we will no longer include Regulus’ cash in our cash balance.

2. Discontinued Operations

In 2008, AMI purchased approximately 18.6 percent of the issued and outstanding common stock of Ibis for a total purchase price of $40 million.  In December 2008, we, Ibis and AMI executed a stock purchase agreement (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, AMI purchased the remaining equity in Ibis from us for $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.  See Note 7—Collaborative Arrangements and Licensing Agreements for additional information about our strategic alliance with AMI.

Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation on our consolidated financial statements.  Accordingly, we have presented the operating results of Ibis in our Consolidated Statements of Operations as discontinued operations and we have reclassified all prior periods.  Net income from discontinued operations for the year ended December 31, 2009 primarily consisted of the $202.5 million gain related to the sale of Ibis to AMI less $16.8 million of income tax expense.  The components of discontinued operations for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue	$—	$12,586	$11,277
Total operating expenses	35	28,393	17,306
Loss from operations	(35)	(15,807)	(6,029)
Other income, net	—	5,317	—
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	6	2,103	—
Loss from discontinued operations	(29)	(8,387)	(6,029)
Gain on sale of Ibis Biosciences, Inc., net of tax	185,657	—	—
Net income (loss) from discontinued operations, net of tax	$185,628	$(8,387)	$(6,029)

At December 31, 2008, we had the following assets and liabilities classified as assets and liabilities from discontinued operations in our accompanying Consolidated Balance Sheets (in thousands):

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

3. Investments

As of December 31, 2009, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2009:

One year or less	61%
After one year but within five years	39%
Total	100%

At December 31, 2009, we had an ownership interest of less than 20 percent in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S, Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair and Excaliard Pharmaceuticals, Inc., which are privately-held and Antisense Therapeutics

Limited and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting. During 2009, we sold all of the common stock of OncoGenex that we owned resulting in a realized gain of $2.5 million.  See further discussion about our investment in OncoGenex in Note 7—Collaborative Arrangements and Licensing Agreements.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Estimated
December 31, 2009	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$102,598	$174	$(34)	$102,738
Debt securities issued by U.S. government agencies	151,008	178	(17)	151,169
Debt securities issued by the U.S. Treasury	32,027	42	(10)	32,059
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	275
Total securities with a maturity of one year or less	285,908	394	(61)	286,241
Corporate debt securities	41,388	262	(103)	41,547
Debt securities issued by U.S. government agencies	110,313	65	(218)	110,160
Debt securities issued by U.S. Treasury	31,136	2	(29)	31,109
Total securities with a maturity of more than one year	182,837	329	(350)	182,816
Subtotal	$468,745	$723	$(411)	$469,057
Equity securities:
Current portion (included in Other current assets)	$1,229	$2,645	$—	$3,874
Long-term portion (included in Deposits and other assets)	625	—	—	625
Subtotal	$1,854	$2,645	$—	$4,499
	$470,599	$3,368	$(411)	$473,556

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2008	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$111,569	$150	$(307)	$—	$111,412
Debt securities issued by U.S. government agencies	111,112	838	(19)	—	111,931
Debt securities issued by the U.S. Treasury	12,939	44	—	—	12,983
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	—	275
Total securities with a maturity of one year or less	235,895	1,032	(326)	—	236,601
Corporate debt securities	13,608	5	(371)	—	13,242
Debt securities issued by U.S. government agencies	23,199	56	(18)	—	23,237
Total securities with a maturity of more than one year	36,807	61	(389)	—	36,479
Subtotal	$272,702	$1,093	$(715)	$—	$273,080
Equity securities:
Current portion (included in Other current assets)	$2,380	$604	$—	$(1,163)	$1,821
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$3,005	$604	$—	$(1,163)	$2,446
	$275,707	$1,697	$(715)	$(1,163)	$275,526

Investments we consider to be temporarily impaired at December 31, 2009 are as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	56	$49,355	$(133)	$1,657	$(4)	$51,012	$(137)
Debt securities issued by U.S. government agencies	26	86,121	(235)	—	—	86,121	(235)
Debt securities issued by the U.S. Treasury	6	37,045	(39)	—	—	37,045	(39)
Total temporarily impaired securities	88	$172,521	$(407)	$1,657	$(4)	$174,178	$(411)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4. Long-Term Obligations and Commitments

Long-term obligations consisted of the following (in thousands):

	December 31,
	2009	2008
GlaxoSmithKline convertible promissory note, including accrued interest	$5,342	$5,179
2 5/8 percent convertible subordinated notes	125,100	117,993
Equipment financing arrangement	10,046	6,463
Other obligations	360	361
Total	$140,848	$129,996
Less: current portion	(4,270)	(2,065)

Total Long-Term Obligations	$136,578	$127,931

GlaxoSmithKline Convertible Promissory Note

In connection with the strategic alliance with GlaxoSmithKline, or GSK, in April 2008, Regulus issued a convertible promissory note to GSK in exchange for $5 million in cash.  The convertible note bears interest at the prime rate, which was 3.25 percent at December 31, 2009.  At December 31, 2009, the principal and accrued interest on the note was $5 million and $342,000, respectively. The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, we and Alnylam are guarantors of the note, and if the note does not convert or Regulus does not repay the note in cash, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock or cash.  We did not include the effect of the conversion of the note into our common stock in the computation of diluted net income (loss) from continuing operations per share because the effect would have been anti-dilutive.

Convertible Subordinated Notes

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8 percent, which is payable semi-annually. The 2 5/8 percent notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. At December 31, 2009, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively, and the fair value was $165.8 million.  At December 31, 2008, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively, and the fair value was $162.3 million.  We did not include the effect of the conversion of the note into our common stock in the computation of diluted net income (loss) from continuing operations per share because the effect would have been anti-dilutive.

We will be able to redeem the 2 5/8 percent notes at a redemption price equal to 100.75 percent of the principal amount between February 15, 2012 and February 14, 2013; 100.375 percent of the principal amount between February 15, 2013 and February 14, 2014; and 100 percent of the principal amount thereafter. Holders of the 2 5/8 percent notes may also require us to repurchase these notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100 percent of the principal amount of the 2 5/8 percent notes being repurchased plus unpaid interest.

In 2007, we used the net proceeds from the issuance of the 2 5/8 percent notes to repurchase our 5 1/2 percent convertible subordinated notes due in 2009 for a redemption price of $127.0 million plus accrued but unpaid interest. As a result of the repayment of these notes, we recognized a $3.2 million loss on the early extinguishment of debt in 2007, which included a $1.2 million non-cash write-off of unamortized debt issuance costs.

In 2009, we began accounting for the 2 5/8 percent notes using the accounting standard which requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature that results in us recording our convertible debt at a discount.  We amortize the resulting debt discount over the expected life of the debt as additional non-cash interest expense.  We retrospectively applied the standard to all periods presented in our consolidated financial statements.  Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate for the 2 5/8 percent notes was 9.3 percent.  As a result, we retrospectively adjusted the carrying value of the 2 5/8 percent notes.  Below is a table summarizing the changes to our balance sheet as of December 31, 2008 as a result of adopting this accounting standard (in thousands):

	As Originally Reported	As Adjusted	Effect of Change
Debt issuance costs (included in deposits and other assets)	$3,943	$2,569	$(1,374)
2 5/8 percent convertible subordinated notes	$162,500	$117,993	$(44,507)
Additional paid-in capital	$905,721	$960,361	$54,640
Accumulated deficit	$(839,708)	$(851,216)	$(11,508)

Additionally, we adjusted interest expense for the years ended December 31, 2008 and 2007 to reflect our nonconvertible debt borrowing rate as follows (in thousands):

	As Originally Reported	As Adjusted	Effect of Change	Effect of Change per share (Basic and Diluted)
Interest expense:

Year ended December 31, 2008	$5,603	$11,812	$6,209	$0.07
Year ended December 31, 2007	$7,573	$12,872	$5,299	$0.06

As a result of adopting the standard, interest expense for the year ended December 31, 2009 included $6.8 million, or $0.07 for basic and diluted per share, of non-cash interest expense related to the amortization of the debt discount.

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $19.4 million in principal to finance the purchase of equipment.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4 percent.  We are using the equipment purchased under the loan agreement as collateral.  We have drawn down $13.0 million in principal under this loan agreement at a weighted average interest rate of 6.65 percent.  The carrying balance under this loan agreement at December 31, 2009 and 2008 was $10.0 million and $6.5 million, respectively.

Other Obligations

As of December 31, 2009 and 2008, we had approximately $360,000 and $361,000, respectively, under various contractual obligations.

Maturity Schedules

Annual debt and other obligation maturities, including fixed and determinable interest, at December 31, 2009 are as follows (in thousands):

2010	$9,125
2011	14,262
2012	5,777
2013	4,325
2014	166,826
Thereafter	54,495
Total	$254,810

We lease certain office equipment and office and lab space under non-cancelable operating leases with terms through September 2020.  The leases on the three buildings we primarily use for laboratory and office space for our drug development business terminate in December 2011.  In connection with the sale of our 28,704 square foot manufacturing facility in 2005, we leased back the facility for an initial term of fifteen years with an initial rent of $2.60 per rentable square foot. Under the terms of the lease, the monthly rent will increase five percent every two years. The lease expires in 2020 and provides us an option to extend the lease for up to two five-year periods. In connection with the lease, we executed a stand by letter of credit for $500,000.

Annual future minimum payments under operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$3,309
2011	3,298
2012	1,196
2013	1,207
2014	1,166
Thereafter	6,720
Total minimum payments	$16,896

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $4.6 million, $3.8 million, and $3.4 million, respectively.  In connection with the sale leaseback of our manufacturing facility, we recognize rent expense on a straight line basis over the lease term resulting in a deferred rent balance of $572,000 and $469,000 at December 31, 2009 and 2008, respectively, which we include in liabilities on our balance sheet.

5. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15,000,000 shares of “blank check” Preferred Stock. As of December 31, 2009 and 2008, there were no shares of Isis’ Series A Convertible Exchangeable 5 percent Preferred Stock or Series B Convertible Exchangeable 5 percent Preferred Stock outstanding. Series C Junior Participating Preferred Stock is designated but not outstanding.

Series C Junior Participating Preferred Stock

In December 2000, we adopted a Preferred Share Purchase Rights Plan (“Plan”). The Plan provides for a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of our common stock, par value $0.001 per share (“Common Shares”), held of record at the close of business on January 10, 2001, and on each subsequently issued share of our common stock. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 20 percent or more of our common stock, the Rights permit the holders (except the 20 percent holder) to purchase one one-hundredth of a share of Series C Junior Preferred Stock, par value $0.001 per share (“Preferred Shares”), at a price of $85 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and qualifications, limitations and restrictions that make its value approximately equal to the value of a Common Share. Certain conditions allow our Board of Directors to redeem the Rights in whole, but not in part, at a price of $0.001 per Right.  As of December 31, 2009 and 2008, there were no shares of the Preferred Shares outstanding.

Common Stock

At December 31, 2009 and 2008, we had 200,000,000 shares of common stock authorized, of which 98,850,934 and 97,172,380 were issued and outstanding, respectively. As of December 31, 2009, total common shares reserved for future issuance were approximately 20,197,719.

We issued 1.7 million and 1.5 million shares of common stock for stock option exercises and the Employee Stock Purchase Plan (“ESPP”) purchases for the years ending December 31, 2009 and 2008, respectively. We received net proceeds from these transactions of $13.2 million and $12.6 million in 2009 and 2008, respectively.

In January 2008, Genzyme purchased 5.0 million shares of our common stock for $150.0 million as part of the companies’ strategic alliance to develop and commercialize mipomersen.  The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  Using the Black-Scholes model, we determined that the value of the common stock was $50 million.

Stock Option Plans

1989 Stock Option Plan

In June 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 16,700,000 shares of common stock to our employees, directors, and consultants.  The plan expires in January 2014. The 1989 Plan does not allow us to grant stock bonuses or restricted stock awards and prohibits us from repricing any options outstanding under the plan unless our stockholders approve the repricing. Options granted after December 31, 1995 vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted after May 26, 2004 have a term of seven years while options granted before May 26, 2004 have a term of ten years. At December 31, 2009, a total of 4,976,426 options were outstanding, options to purchase 3,126,680 shares were exercisable, and 3,145,289 shares were available for future grant under the 1989 plan.

2000 Broad Based Equity Incentive Plan

In January 2000, we adopted the 2000 Broad-Based Equity Incentive Plan (the “2000 Plan”), which, as amended, provides for the issuance of non-qualified stock options for the purchase of up to 5,990,000 shares of common stock to our employees, directors, and consultants. Typically options expire seven or ten years from the date of grant. Options granted under this plan generally vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options granted under this plan pursuant to the April 2003 stock option exchange program expired on December 31, 2008. At December 31, 2009, a total of 3,046,910 options were outstanding, 1,468,043 shares were exercisable, and 5,566 shares were available for future grant under the 2000 Plan.  The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

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

2002 Non-Employee Directors’ Stock Option Plan

In September 2001, our Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors’ Stock Option Plan, which provides for the issuance of non-qualified stock options to our non-employee directors. The name of the resulting plan is the 2002 Non-Employee Directors’ Stock Option Plan (the “2002 Plan”). In May 2006, after receiving approval from our stockholders, we amended our 2002 Plan to increase the total number of shares reserved for issuance under the 2002 Plan from 600,000 shares to 850,000 shares. Options under this plan expire 10 years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2009, a total of 610,000 options were outstanding, 396,250 of the shares issued were exercisable and 127,000 shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In June 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the 2000 ESPP and we reserved 150,000 shares of common stock for issuance thereunder.  In each of the subsequent years, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 1.8 million shares authorized in the plan as of December 31, 2009.  The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10 percent of each employee’s compensation) at the lower of 85 percent of fair market value at the beginning of the purchase period or the end of each six-month purchase period.  Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of 6 months from the date of purchase beginning with the offering ending in January 1, 2010.  During 2009, employees purchased and we issued to employees 116,803 shares under the ESPP at prices ranging from $11.65 to $12.30 per share. At December 31, 2009, 98,769 shares were available for purchase under the ESPP.

Regulus’ 2009 Equity Incentive Plan

In February 2009, Regulus’ Board of Directors adopted and approved the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of non-qualified and incentive stock options for the purchase of up to 5,100,000 shares of common stock to Regulus’ employees, members of Regulus’ Board of Directors and members of Regulus’ Scientific Advisory Board.  Options expire ten years from the date of grant and vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter.  At December 31, 2009, a total of 4,847,000 options were outstanding, 2,850,000 shares were exercisable, and 253,000 shares were available for future grant under the 2009 Plan.

In December 2009, Regulus’ Board of Directors adopted and amended the 2009 Plan to increase the total number of shares reserved for issuance under the 2009 Plan from 5,100,000 shares to 5,900,000 shares effective January 1, 2010.

Stock Option Activity and Stock-Based Compensation Expense

The following table summarizes Isis’ stock option activity for the year ended December 31, 2009 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2008	9,316	$10.49
Granted	1,974	$14.52
Exercised	(1,574)	$7.55
Cancelled/forfeited/expired	(1,083)	$13.61

Outstanding at December 31, 2009	8,633	$11.56	4.43	$13,566

Exercisable at December 31, 2009	4,991	$9.69	3.53	$13,013

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009 (in thousands, except contractual life and exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.24–$5.25	950	3.17	$5.08	930	$5.08
$5.35–$6.81	1,058	3.29	$6.19	1,034	$6.20
$6.84–$9.77	924	2.99	$8.41	813	$8.35
$9.85–$11.00	203	3.59	$10.41	131	$10.48
$11.02–$11.12	1,080	3.94	$11.12	778	$11.12
$11.13–$14.43	799	5.71	$13.34	225	$12.62
$14.47–$14.47	1,284	6.00	$14.47	0	$0
$14.49–$15.32	199	5.97	$15.01	29	$14.83
$15.38–$15.38	1,340	4.96	$15.38	646	$15.38
$15.39–$22.83	796	4.94	$17.15	405	$17.80
	8,633	4.43	$11.56	4,991	$9.69

The weighted-average estimated fair values of options granted were $7.27, $7.44 and $6.19 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $9.2 million, $11.2 million and $9.5 million, respectively, which we determined as of the date of exercise. The amounts of cash received from the exercise of stock options were $11.9 million, $11.1 million and $10.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, the weighted-average fair value of options exercised was $13.39. As of December 31, 2009, total unrecognized compensation cost related to non-vested stock-based compensation plans was $11.0 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.1 years.

Stock-based Valuation and Compensation Expense Information

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and the employee stock purchase plan for the year ended December 31, 2009, 2008 and 2007 (in thousands, except per share data), which was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
Research and development	$10,977	$10,578	$6,745
General and administrative	2,408	2,708	1,553

Non-cash compensation expense related to stock options included in continuing operations	13,385	13,286	8,298

Non-cash compensation expense related to stock options included in discontinued operations	(1,558)	1,777	1,612

Total	$11,827	$15,063	$9,910

Stock-based compensation expense, per share:

Basic and diluted net loss per share included in continuing operations	$0.14	$0.14	$0.10

Basic and diluted net loss per share included in discontinued operations	(0.02)	0.02	0.02

Total	$0.12	$0.16	$0.12

As part of our Regulus joint venture, both we and Alnylam issued our own company’s stock options to members of Regulus’ Board of Directors and Scientific Advisory Board.  In addition, we and Alnylam issued our own company’s stock options to those employees of each company who were seconded to Regulus under the three companies’ limited liability agreement.  The seconded employees of Isis became Regulus employees in January 2009 as part of Regulus’ conversion to a

C-Corporation.  As part of the conversion, both we and Alnylam modified our own company’s stock options issued to Regulus’ employees, members of Regulus’ Board of Directors and Scientific Advisory Board to stop vesting in these stock awards before the awards were fully vested.  Additionally, in February 2009, Regulus issued options to purchase its own common stock to Regulus’ employees, members of Regulus’ Board of Directors and members of Regulus’ Scientific Advisory Board.  Regulus records the expenses associated with these options on its books.

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

We estimated the fair value of each stock option grant and the ESPP purchase rights on the date of grant using the Black-Scholes model with the following weighted-average assumptions (annualized percentages), which vary based on type of plan, for the years ended December 31, 2009, 2008 and 2007:

Employee Stock Options:

	December 31,
	2009	2008	2007
Risk-free interest rate	1.9%	3.1%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	56.8%	55.2%	63.1%
Expected life	4.9 years	4.6 years	4.6 years

Board of Director Stock Options:

	December 31,
	2009	2008	2007
Risk-free interest rate	3.4%	3.8%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	61.5%	62.2%	65.5%
Expected life	7.7 years	7.6 years	7.4 years

ESPP:

	December 31,
	2009	2008	2007
Risk-free interest rate	0.3%	2.8%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	56.5%	61.4%	51.1%
Expected life	6 months	6 months	6 months

Risk-Free Interest Rate.  We base the risk-free interest rate assumption on observed interest rates appropriate for the term of our stock option plans or ESPP.

Dividend Yield.  We base the dividend yield assumption on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future.

Volatility.  We used a weighted average of the historical stock price volatility of our stock for the Black-Scholes model. We computed the historical stock volatility based on the expected term of the awards.

Expected Life.  The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the 2002 Plan, we estimated the expected term of options granted based on historical exercise patterns. For the 1989 Plan and 2000 Plan, we estimated the expected term of options granted subsequent to January 1, 2008, based on historical exercise patterns.  The expected term for stock options granted prior to January 1, 2008 was a derived output of the simplified method.

Forfeitures.  We reduce stock-based compensation expense for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We estimate forfeitures based on historical experience. Our historical forfeiture estimates have not been materially different from our actual forfeitures.

Warrants

In April 2006, we granted the members of Symphony GenIsis Holdings LLC warrants to purchase 4.25 million shares of common stock at an exercise price of $8.93 per share. These warrants expire on April 7, 2011 and can be settled with unregistered shares of our common stock. As of December 31, 2009, 453,267 shares of common stock under the warrants remained outstanding. If we enter into a merger or acquisition in which the surviving or resulting “parent” entity is an entity other than us, then the holders of these warrants may exchange the warrants for a new warrant exercisable in return for shares of common stock of the surviving entity as follows:

•                  if the terms of such merger or acquisition provide for consideration that consists solely of stock of the surviving entity, and the surviving entity has a class of common stock traded on a major national exchange or foreign exchange (“Public Common Shares”), then any replacement warrants issued to the holders will be solely for such publicly traded common shares, at an exchange ratio reflecting the stock consideration paid at the time of such change in control; or

•                  if the terms of such merger or acquisition shall provide for consideration that consists of cash or a combination of cash and Public Common Shares of the surviving entity, then any replacement warrants issued to the holders will be solely for Public Common Shares of the surviving entity, at an exchange ratio reflecting the total consideration paid by the surviving entity at the time of such change in control, as if the total consideration (including cash) for each share of our common stock was instead paid only in Public Common Shares of the surviving entity at the time of such change of control; or

•                  if the surviving entity is a private corporation, closely held company or other entity that does not have a class of Public Common Shares, then the holders of the warrants may elect, to surrender all outstanding warrants to us in consideration of a cash payment for each share of our common stock subject to purchase under the warrants in an amount equal to 40 percent of the per share cash consideration to be received by a holder of one share of our common stock to be tendered in the merger or acquisition, subject to an aggregate limit of $22,000,000.

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

We evaluated the provisions of the Registration Rights Agreement and the Warrant Purchase Agreement and determined that the criteria for equity classification were met; therefore, the warrants were accounted for as part of stockholders’ equity.

6. Income Taxes

Primarily as a result of the significant upfront funding that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI in January 2009, we had a substantial amount of taxable income in 2009.  To reduce our tax liability, we offset a portion of the taxable income with our 2009 loss from continuing operations.  We also used some of our net operating loss carryforwards (NOL’s) to reduce our federal income taxes in 2009.  The tax law changes that were enacted with the 2008/2009 California Budget suspended our ability to use NOL’s to offset our California tax expense for 2009.  However, we offset our California income tax liability to the full extent allowed under the tax regulations with our research and development tax credit carryforwards, which California tax regulations limit to 50 percent of our California liability.  After using all of our allowable losses and tax credits to reduce our tax liability, our 2009 tax expense was $20.0 million.

We are required to allocate our 2009 tax expense between discontinued operations and continuing operations in our Consolidated Statement of Operations.   Accordingly, we have recorded tax expense of $3.2 million in continuing operations and $16.8 million in discontinued operations in 2009.

The expense for income taxes from continuing operations is comprised of (in thousands):

Year Ended December 31,
2009
Current:

Federal	$2,919
State	4,879
7,798
Deferred:

Federal	(1,025)
State	(3,582)
Foreign	—
(4,607)

Income Tax Expense	$3,191

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007

Pre tax income	$(31,765)		$(14,519)		$(34,050)

Statutory rate	(11,118)	35.0%	(5,082)	35.0%	(11,918)	35.0%
State income tax net of federal benefit	(1,825)	5.7%	(834)	5.7%	(1,957)	5.7%
Net change in federal valuation allowance	12,275	(38.6)%	23,182	(159.6)%	(1,704)	5%
Tax credits	3,401	(10.7)%	(7,389)	50.9%	(719)	2.1%
Expired NOL’s	(879)	2.8%	(11,514)	79.3%	4,515	(13.2)%
Noncontrolling interest	3,562	(11.2)%	1,918	(13.2)%	9,693	(28.5)%
Other	(2,225)	7.0%	(281)	1.9%	2,090	(6.1)%
Effective rate	$3,191	(10.0)%	$—	—	—	—

We analyze filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions to determine if we have any uncertain tax positions on any of our income tax returns.  We recognize the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit.  We do not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained.   Based on our analysis, we have not recorded any additional tax liability. The total amount of unrecognized tax benefits as of January 1, 2007 was $0.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, we have established a full valuation to offset our net deferred tax asset.   Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the years ended December 31, 2009, 2008 and 2007, we did not recognize any interest or penalties.

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

Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows(in thousands):

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryovers	$82,378	$207,394
R&D Credits	33,130	46,163
Capitalized R&D	30,879	30,374
Deferred Revenue	70,882	9,915
Accrued Restructuring	10,887	10,888
Other	21,696	9,942
Total deferred tax assets	$249,852	$314,676

Deferred Tax Liabilities:
Convertible Debt	$(15,559)	$(18,345)
Intangible and Capital Assets	(5,879)	(6,578)
Net Deferred Tax Asset	$228,414	$289,753
Valuation Allowance	(228,414)	(289,753)

Net Deferreds	$—	$—

The deferred tax assets and liabilities shown above do not include certain deferred tax assets at December 31, 2009 and 2008 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include non-qualified stock options and incentive stock options issued by us. Stockholders’ equity will be increased by approximately $24.8 million ($10.1 million, tax effected) if and when such deferred tax assets are ultimately realized. We use tax return ordering for purposes of determining when excess tax benefits have been realized.

At December 31, 2009, we had federal, California and foreign tax net operating loss carryforwards of approximately $232.1 million, $190.5 million and $1.1 million, respectively. The Federal and California tax loss carryforwards will expire at various dates starting in 2014, unless previously utilized. We also had federal and California research and development tax credit carryforwards of approximately $27.4 million and $8.2 million, respectively. The Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless utilized. The California research and development tax credit carryforwards are available indefinitely. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and a required 50 percent to 60 percent limitation on the utilization of prior years’ California loss carryforwards. The foreign tax losses may be carried forward indefinitely and used to offset future taxable profits, provided there is no substantial change in ownership.

7. Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

Genzyme Corporation

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing of mipomersen and a research relationship. The transaction, which closed in June 2008, included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock at $30 per share, over $1.5 billion in potential milestone payments and a share of profits on mipomersen and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales.  Under this alliance, Genzyme is responsible for the commercialization of mipomersen.  We will contribute up to the first $125 million in funding for the development costs of mipomersen. Thereafter, we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.  As part of our alliance, Genzyme is our preferred partner for the development and commercialization of antisense drugs for certain neurodegenerative and rare diseases.

Genzyme has agreed that it will not sell the Isis stock that it purchased in February 2008 until the earlier of four years from the date of our mipomersen License and Co-Development Agreement, the first commercial sale of mipomersen or the termination of our mipomersen License and Co-Development Agreement. Thereafter, Genzyme will be subject to monthly limits on the number of shares it can sell. In addition, Genzyme has agreed that until the earlier of the 10 year anniversary of the mipomersen License and Co-Development Agreement or the date Genzyme holds less than 2 percent of our issued and outstanding common stock, Genzyme will not acquire any additional shares of our common stock without our consent.

The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  Using the Black-Scholes model, we determined that the value of the premium was $100 million, which represents value Genzyme gave to us to help fund the companies’ research collaboration that began in January 2008. We are amortizing this premium along with the $175 million licensing fee that we received in the second quarter of 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan.  During 2009 and 2008, we recognized revenue of $66.4 million and $48.2 million, respectively, related to the upfront payments we received from Genzyme, which represented 55 percent and 45 percent, respectively, of our total revenue for those years.  Our Consolidated Balance Sheet at December 31, 2009 and 2008 included deferred revenue of $160.4 million and $226.8 million, which represents the remaining premium and licensing fee.

Ortho-McNeil-Janssen Pharmaceuticals, Inc., formerly Ortho-McNeil, Inc.

In September 2007, we entered into a collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or OMJP, to discover, develop and commercialize antisense drugs to treat metabolic diseases, including type 2 diabetes. As part of the collaboration, we granted OMJP worldwide development and commercialization rights to two of our diabetes programs. The collaboration ended and we regained the rights to drugs from both the glucagon receptor and glucocorticoid receptor programs.  We intend to move a more potent inhibitor for our GCGR program forward that was identified as part of our collaboration with OMJP.  We also intend to move forward the GCCR program.

During 2009, 2008 and 2007, we recognized revenue of $18.4 million, $31.9 million and $13.2 million, respectively, related to the upfront licensing fee, the milestone payment and the research and development funding under this collaboration, which represented 15 percent, 30 percent and 23 percent, respectively, of our total revenue for those years.  Our balance sheet at December 31, 2008 included deferred revenue of $16.7 million, related to the upfront licensing fee and milestone payment.

Bristol-Myers Squibb

In May 2007, we entered into a collaboration agreement with Bristol-Myers Squibb to discover, develop and commercialize novel antisense drugs targeting proprotein convertase subtilisin / kexin type 9. Under the terms of the agreement, we received a $15 million upfront licensing fee and are amortizing this amount over the three year period of our performance obligation based on the research plan included in the agreement.   Bristol-Myers Squibb agreed to provide us with at least $9 million in research funding over an initial period of three years.  In April 2008, Bristol-Myers Squibb designated the first development candidate, BMS-PCSK9Rx, resulting from the collaboration for which we earned a $2 million milestone payment.   Under the agreement, we will also receive up to $166 million for the achievement of pre-specified development and regulatory milestones for the first drug in the collaboration, as well as additional milestone payments associated with development of follow-on compounds.  Bristol-Myers Squibb will also pay us royalties on sales of products resulting from the collaboration.  During 2009, 2008 and 2007, we recognized revenue of $9.1 million, $12.0 million and $5.2 million, respectively, related to the upfront licensing fee, milestone payment and the research funding, which represented 8 percent, 11 percent and 9 percent, respectively, of our total revenue for those years.  Our balance sheets at December 31, 2009 and 2008 included deferred revenue of $1.9 million and $6.7 million, respectively, related to the upfront licensing fee.

Eli Lilly and Company

In August 2001, we entered into a broad strategic relationship with Eli Lilly and Company, which included a joint antisense research collaboration.  As part of the collaboration, Eli Lilly and Company licensed LY2181308, an antisense inhibitor of survivin and LY2275796, an antisense inhibitor of eukaryotic initiation factor-4E.  Eli Lilly and Company is responsible for the preclinical and clinical development of LY2181308.  As of December 31, 2009, we had earned $4.1 million in license fees and milestone payments related to the continued development of LY2181308. We will receive additional milestone payments aggregating up to $25 million if LY2181308 achieves specified regulatory and commercial milestones, and in addition, royalties on future product sales of this drug.

In December 2009, we reacquired LY2275796, renamed ISIS-eukaryotic initiation factor - 4ERx, and will continue developing the drug.  Eli Lilly and Company has the right to reacquire ISIS-eukaryotic initiation factor - 4ERx on predefined terms prior to the initiation of Phase 3 development.

During 2009, we earned revenue from our relationship with Eli Lilly and Company totaling $75,000, compared to $156,000 and $402,000 in 2008 and 2007, respectively.

Drug Discovery and Development Satellite Company Collaborations

Achaogen, Inc.

In January 2006, we licensed our proprietary aminoglycosides program to Achaogen, a biotechnology company pursuing unique strategies to combat drug-resistant pathogens. Aminoglycosides are a group of antibiotics that inhibit bacterial protein synthesis and that clinicians use to treat serious bacterial infections. In exchange for the exclusive, worldwide license to our aminoglycoside program, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  At the time of receipt, we recognized a valuation allowance of $1.5 million to offset this asset as realization of this asset is uncertain.  In January 2009, we received a $1 million milestone payment from Achaogen, consisting of $500,000 in cash and $500,000 in Achaogen securities, as a result of the filing of a investigational new drug, or IND, for Achaogen’s aminoglycoside drug, ACHN-490.  We have recognized a full valuation allowance to offset the equity we received as realization of this asset is uncertain.  At December 31, 2009 and 2008, we owned less than 10 percent of Achaogen’s equity.  In addition, assuming Achaogen successfully develops and commercializes the first drug in the first major market, we will receive milestone payments totaling up to $33.5 million for the achievement of key clinical, regulatory and sales milestones. We will also receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of the aminoglycoside program and products.  During 2007 and 2008, we did not recognize any revenue from our relationship with Achaogen, compared to $500,000 revenue recognized in 2009, which does not include any revenue from the equity we received from Achaogen.

Altair Therapeutics Inc.

In October 2007, we licensed AIR645 to Altair, a biotechnology company focusing on the discovery, development and commercialization of novel therapeutics to treat human respiratory diseases. We granted an exclusive worldwide license to Altair for the development and commercialization of AIR645, an antisense drug for the treatment of asthma.  In November 2009, we participated in Altair’s most recent financing, which will fund Altair’s Phase 2 development of AIR645.  As a result of the financing, our ownership interest in Altair was less than 10 percent at December 31, 2009, compared to approximately 18 percent at December 31, 2008.  We have recognized a full valuation allowance to offset the equity we received as realization of this asset is uncertain.  In addition to the preferred stock, we will receive additional license fees and royalties from Altair if AIR645 and other drugs arising out of the research collaboration progress. During 2009, 2008 and 2007, we recognized revenue of $79,000, $207,000 and $494,000, respectively, from our relationship with Altair, which does not include any revenue from the equity we received from Altair.

Antisense Therapeutics Limited

In December 2001, we licensed ATL/TV1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange and in February 2008, ATL licensed ATL/TV1102 to Teva Pharmaceutical Industries Ltd.   As part of our licensing agreement with ATL, we will receive one third of sublicense fees and milestone payments ATL receives from Teva as well as a percentage of any royalties.  ATL and Teva reported encouraging data from a Phase 2a study on ATL/TV1102 in patients with relapsing and remitting multiple sclerosis.  As a result of our licensing agreement and a milestone payment related to the data that ATL and Teva reported and Teva’s decision to continue the development of ATL/TV1102, we earned $1.4 million, which we included in revenue in 2008.  In 2009, we earned $2.0 million from Teva for manufacturing ATL/TV1102 drug product.

In addition to ATL/TV1102, ATL is currently developing ATL1103 for growth and sight disorders. ATL1103 is a product of our joint antisense drug discovery and development collaboration. ATL pays us cash for access to our antisense expertise and for research and manufacturing services we may provide to ATL.  In October 2009 we agreed to manufacture ATL1103 drug product for ATL in return for 18.5 million shares of ATL’s common stock.  Additionally, ATL will pay royalties to us on any antisense drugs discovered and developed within the partnership.

In connection with this collaboration, we received 30.0 million shares of ATL common stock upon completion of ATL’s initial public offering in 2001, representing an initial ownership percentage of approximately 14 percent. The initial ATL common stock we received had a value of $2.8 million, and we recognized this amount into revenue ratably over the five-year period of performance under the collaboration, which ended in November 2006.  There were no changes in our period of performance.  At December 31, 2009, our ownership percentage in ATL was approximately 10 percent of ATL’s equity, compared to less than 10 percent at December 31, 2008. Our balance sheets at December 31, 2009 and 2008 included a short-term investment at fair market value of $1.8 million and $1.1 million, respectively, related to this equity investment.  During 2009, we recorded revenue of $401,000 related to this collaboration compared to $1.6 million and $80,000 for 2008 and 2007, respectively. Our Consolidated Balance Sheets at December 31, 2009 and 2008 included deferred revenue of $210,000 and $232,000, respectively, related to our agreements with ATL.

Atlantic Pharmaceuticals Limited, formerly Atlantic Healthcare (UK) Limited

In March 2007, we licensed alicaforsen to Atlantic Pharmaceuticals, a UK-based company that gastrointestinal drug developers founded in 2006 to develop alicaforsen for the treatment of ulcerative colitis and other inflammatory diseases. Atlantic Pharmaceuticals plans to initially develop alicaforsen for pouchitis, an ulcerative colitis indication, followed by ulcerative colitis and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, we received a $2 million upfront payment from Atlantic Pharmaceuticals in the form of equity. At the time of receipt, we have recognized a valuation allowance of $2 million to offset this asset as realization of this asset is uncertain. At December 31, 2009 and 2008, we owned approximately 13 percent of Atlantic Pharmaceuticals’ equity. In addition, assuming Atlantic Pharmaceuticals successfully develops and commercializes alicaforsen, we will receive milestone payments and royalties on future product sales of alicaforsen. Atlantic Pharmaceuticals is solely responsible for the continued development of alicaforsen. During 2009, 2008 and 2007, we did not recognize any revenue from our relationship with Atlantic Pharmaceuticals. Because realization of the upfront equity payment is uncertain, we recorded a full valuation allowance.

Excaliard Pharmaceuticals, Inc.

In November 2007, we entered into a collaboration with Excaliard to discover and develop antisense drugs for the local treatment of fibrotic diseases, including scarring. We have granted Excaliard an exclusive worldwide license for the development and commercialization of certain antisense drugs. Excaliard made an upfront payment to us in the form of equity and paid us $1 million in cash for the licensing of a particular gene target.  At the time of receipt, we recognized a full valuation allowance to offset the equity we received as realization of this asset is uncertain.  At December 31, 2009 and 2008, we owned less than 10 percent of Excaliard’s equity and we have no remaining performance obligations. In early 2010, we participated in a financing and our ownership in Excaliard remains less than 10 percent. In addition, assuming Excaliard successfully develops and commercializes the first drug in the first major market, we will receive milestone payments totaling up to $8.5 million for the achievement of key clinical and regulatory milestones, and royalties on antisense drugs Excaliard develops, as well as a portion of the fees Excaliard receives if it licenses the drugs. During 2009, 2008 and 2007, we recognized revenue of $290,000, $384,000 and $1 million, respectively, which does not include any revenue from the equity we received from Excaliard.  Our balance sheets at December 31, 2009 and 2008 included deferred revenue of $3,000 and $74,000, respectively, related to our agreements with Excaliard.

iCo Therapeutics Inc.

In August 2005, we granted a license to iCo for the development and commercialization of iCo-007, a second-generation antisense drug. iCo is initially developing iCo-007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels such as diabetic macular edema and diabetic retinopathy. iCo paid us a $500,000 upfront fee and will pay us milestone payments totaling up to $22 million for the achievement of clinical and regulatory milestones. In addition, we will receive royalties on any product sales of this drug. Under the terms of the agreement, iCo is solely responsible for the clinical development and commercialization of the drug. In December 2006, iCo filed an IND application with the Food and Drug Administration for iCo-007 for which we earned a $200,000 milestone payment. In September 2007, iCo initiated Phase 1 clinical trials for iCo-007 and we earned a milestone payment of $1.25 million in the form of 936,875 shares of iCo’s common stock. At the time of receipt, we recognized a full valuation allowance to offset the common stock we received as realization of this asset is uncertain.

Over the course of our relationship with iCo, which became a publicly traded company on the Canadian Stock Exchange in 2008, they have paid us in a combination of cash and equity instruments, which included common stock and convertible notes.  In February 2009, iCo completed a CAD $1.3 million financing to fund the completion of its Phase 1 clinical study of iCo-007.  We participated in the financing and as a result our ownership in iCo at December 31, 2009 was approximately 10 percent, compared to less than 10 percent at December 31, 2008.  Our balance sheets at December 31, 2009 and 2008 included a short-term investment at fair market value of $2.1 million and $369,000, respectively, related to this equity investment.  Subsequent to the end of the year, we exercised the warrants we held to purchase 1.1 million shares of iCo’s common stock and as a result our ownership in iCo at January 31, 2010 was approximately 12 percent.  During 2009, we recognized revenue of $14,000 from our relationship with iCo, compared to $7,000 for 2008.  During 2007, we did not recognize any revenue from our relationship with iCo.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize OGX-011, an anti-cancer antisense drug that targets clusterin. In July 2008, we amended and restated the original agreement with OncoGenex.  In December 2009, OncoGenex licensed OGX-011 to Teva for the treatment of multiple cancer indications.  As part of our amended and restated agreement with OncoGenex, we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in milestone payments OncoGenex may receive from Teva in addition to up to 7 percent royalties on sales of OGX-011.

In August 2003, we and OncoGenex entered into a collaboration and license agreement for the development of a second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us milestone payments totaling up to $3.5 million for the achievement of clinical and regulatory milestones, and royalties on product sales. As of December 31, 2009, OncoGenex had not triggered any of the milestone payments related to OGX-225.

In January 2005, we entered into a further agreement with OncoGenex to allow for the development of an additional second-generation antisense anti-cancer drug. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. In April 2005, OncoGenex selected OGX-427 to develop under the collaboration. OncoGenex paid us an upfront fee of $750,000 with a convertible note, which, in August 2005, converted into 244,300 shares of OncoGenex’s preferred stock. OncoGenex will pay us milestone payments totaling up to $5 million for the achievement of key clinical and regulatory milestones, and royalties on future product sales of the drug. As of December 31, 2009, OncoGenex had not triggered any of the milestone payments related to OGX-427.

In August 2008, OncoGenex completed a reverse takeover of Sonus Pharmaceuticals, a publicly traded company, and became a subsidiary of Sonus, which was renamed OncoGenex Pharmaceuticals, Inc.  As a result of this transaction, our shares of OncoGenex preferred stock converted into 122,485 shares of OncoGenex common stock.  In December 2008, we recorded a non-cash loss on investment of $1.2 million related to the other-than-temporary impairment of our equity investment in OncoGenex.  The loss on investment reflected a decrease in the market value of OncoGenex’s stock in 2008, which we believe was primarily a result of the poor financial market conditions.  At December 31, 2008, our ownership interest in OncoGenex was less than 10 percent and our balance sheet included a short-term investment at fair market value of $337,000 related to this equity investment.  In 2009, OncoGenex’s stock began trading significantly above the 2008 levels.  As a result, we sold all of the common stock of OncoGenex that we owned for net cash proceeds of $2.8 million in 2009. As of December 31, 2009, we no longer owned any shares of OncoGenex.  During 2009, we recognized revenue of $11.4 million from OncoGenex, compared to $4,000 in 2007.  During 2008, we did not recognize any revenue from our relationship with OncoGenex.

Technology Development Satellite Company Collaborations

Archemix Corp.

In August 2007, we and Archemix entered into a strategic alliance focused on aptamer drug discovery and development. Archemix obtained a license to our technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than targeting messenger RNA. Through this licensing partnership, we are providing access to our oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs based on Archemix’s technology. In November 2007, we received a $250,000 milestone payment from Archemix associated with the initiation of Phase 2a trials of their aptamer drug. In May 2009, we received a milestone payment from Archemix related to the advancement of their aptamer drug that incorporates our technology.  We will receive a portion of any sublicensing fees Archemix generates as well as milestone payments and royalties on Archemix’ drugs that use our technology.  During 2009, we recognized $100,000 in revenue from Archemix, compared to $250,000 in 2007.  During 2008, we did not recognize any revenue from our relationship with Archemix.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNA interference, or RNA, therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees for Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. For each drug Alnylam develops under this alliance, the potential milestone payments from Alnylam total $3.4 million, which Alnylam will pay to us upon the occurrence of specified development and regulatory events. We retained rights to a limited number of double-stranded RNAi therapeutic targets and, except for the limited license we granted Alnylam in April 2009 described below, all rights to single-stranded RNAi therapeutics. We also made a $10 million equity investment in Alnylam at the time of the agreement.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded RNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay upon the occurrence of specified development and regulatory events. As of December 31, 2009, we did not have an RNAi-based drug in clinical development.  Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-based drug discovery.

In April 2009, we and Alnylam amended our strategic collaboration and license agreement to form a new collaboration focused on the development of single-stranded RNAi, or ssRNAi, technology.  As part of the collaboration, we have co-exclusively licensed our ssRNAi technology to Alnylam in exchange for upfront payments, research and development milestone payments, and royalties.  The alliance provides Alnylam with access to our intellectual property and expertise regarding the development of ssRNAi antisense drugs, while both companies will have the opportunity to discover and develop drugs employing the new technology.  In addition to the new collaboration, we and Alnylam also extended our broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.

Under the terms of the amended collaboration and license agreement, Alnylam paid us an upfront license fee of $11 million, which we are amortizing over the three year period of our performance obligation based on the research plan included in the agreement.  Alnylam will also pay us up to $20 million in additional license fees, which Alnylam will pay in three tranches that include $10 million in 18 months or earlier if in vivo efficacy in rodents is demonstrated sooner, $5 million upon achievement of in vivo efficacy in non-human primates, and $5 million upon initiation of the first clinical trial with an ssRNAi drug. Alnylam is funding research activities at a minimum of $3 million each year for three years with research and development activities conducted both at Isis and Alnylam.  If Alnylam develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, we could potentially receive milestone payments, totaling up to $18.5 million per product, together with royalty payments.  Also, initially we are eligible to receive up to 50 percent of any sublicense payments due to Alnylam based on Alnylam’s partnering of ssRNAi products, which will decline over time as Alnylam’s investment in the technology and drugs increases.  In turn, Alnylam is eligible to receive up to 5 percent of any sublicense payments due to us based on our partnering of ssRNAi products. Both we and Alnylam are eligible to receive royalties from each other on any ssRNAi products developed by the other company.  Alnylam has the right to terminate the ssRNAi research program before September 30, 2010, in which event any licenses to ssRNAi products granted by us to Alnylam under the agreement, and any obligation by Alnylam to pay milestone payments, royalties or sublicense payments to us for ssRNAi products under the agreement, would also terminate.

As of December 31, 2009, we had earned a total of $48.1 million from Alnylam resulting from sublicenses of our technology for the development of RNAi therapeutics that Alnylam has granted to pharmaceutical partners.

During 2007, 2006 and 2005, we sold our holdings of Alnylam stock resulting in aggregate net cash proceeds of $12.2 million. As of December 31, 2009, we no longer own any shares of Alnylam.  During 2009, 2008 and 2007, we generated revenue from our relationship with Alnylam totaling $5.0 million, $4.6 million and $26.5 million, respectively, representing 4 percent, 4 percent and 45 percent, respectively, of our total revenue for those years.  Our balance sheets at December 31, 2009 included deferred revenue of $8.6 million related to our agreement with Alnylam, compared to none at December 31, 2008.

Ercole Biotech, Inc.

In May 2003, we and Ercole initiated a multi-year collaboration to discover antisense drugs that regulate alternative ribonucleic acid, or RNA, splicing. Part of this collaboration included a cross-license of our respective splicing-related intellectual property with Ercole. Under the collaboration, we combined our alternative splicing expertise with Ercole’s to discover antisense drugs that regulate alternative RNA splicing. As part of this collaboration, we granted Ercole a license to our Bcl-x molecule and some of our chemistry patents.  Assuming Ercole successfully develops and commercializes a drug incorporating the splicing technology or chemistry we licensed to Ercole, we will receive milestone payments totaling up to $21 million for the achievement of key clinical, regulatory and sales milestones. We will also receive royalties on sales of these drugs. Ercole is solely responsible for the continued development of its drugs.

Similarly, if we successfully develop and commercialize a drug incorporating the splicing technology Ercole licensed to us, we will pay milestone payments to Ercole totaling up to $21 million for the achievement of key clinical, regulatory and sales milestones and will also pay royalties to Ercole on sales of these drugs.  We currently do not have a drug incorporating Ercole’s technology in clinical development.

In March 2008, AVI BioPharma, Inc. acquired Ercole’s rights and obligations under the collaboration agreement. As a result of our collaboration agreement with Ercole, as part of the acquisition, we received a warrant to purchase 238,228 shares of AVI’s common stock at an exercise price of $0.1679 per share, and a warrant to purchase 207,757 shares of AVI’s common stock at an exercise price of $3.61 per share.  During 2009, 2008 and 2007, we did not recognize any revenue from our relationship with Ercole.

Santaris Pharma A/S, formerly Pantheco A/S

In November 1998 and September 2000, we entered into license agreements with Santaris. Under the terms of the license agreements, which the companies amended and restated in May 2003, we licensed our novel antisense chemistry, Peptide Nucleic Acid to Santaris on a limited exclusive basis to develop products. As part of our original license agreements with Pantheco, we received shares of Pantheco stock. Our ownership interest in Santaris, which was formed in the merger of Pantheco and Cureon A/S, was less than 10 percent at December 31, 2009 and 2008. During 2009, 2008 and 2007, we did not recognize any revenue from our relationship with Santaris.

External Project Funding

CHDI Foundation, Inc.

In November 2007, we entered into an agreement with CHDI, which provides us with up to $9.9 million in funding for the discovery and development of an antisense drug for the treatment of Huntington’s disease.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of-concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s disease.  If we grant a license to a third party to commercialize our Huntington’s disease program, we and CHDI will evenly split the proceeds from the license until CHDI has recouped its funding together with a return determined at a predefined interest rate.  Thereafter, we will keep the full amount of any additional proceeds.  During 2009, 2008 and 2007, we recognized revenue of $1.7 million, $2.7 million and $329,000, respectively, from our relationship with CHDI.

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

In exchange for the purchase option, we granted to Symphony GenIsis Holdings LLC a five-year warrant to purchase 4.25 million shares of our common stock at an exercise price of $8.93 per share, a 25 percent premium over our 60-day average trading price at the time of the issuance, which was $7.14. As of December 31, 2009, warrants to purchase 453,267 shares remained outstanding.  To compensate Symphony Capital for structuring the transaction and to pay a portion of its expenses, we paid structuring and legal fees of $4.1 million.

In September 2007, we exercised our option and purchased the equity of Symphony GenIsis for $120 million, $80.4 million in cash and the remaining amount in approximately 3.4 million shares of our common stock. The $125.3 million on our Consolidated Statement of Operations in a line item called Excess Purchase Price over Carrying Value of Noncontrolling Interest in Symphony GenIsis represents a deemed dividend to the previous owners of Symphony GenIsis, a portion of which was non-cash. A portion of the $125.3 million reflects the significant increase in our stock price used to calculate the value of the shares issued to Symphony Capital. This deemed dividend only impacts our net loss attributable to Isis Pharmaceuticals, Inc. common stockholders and our net loss per share calculations for 2007 and does not affect our net loss from continuing or discontinued operations.

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

Michael J. Fox Foundation

In July 2009, we were awarded a grant from the Michael J. Fox Foundation’s Therapeutic Development Initiative, which provides us with funding for preclinical research to validate and evaluate a potential antisense target for the treatment of Parkinson’s Disease.  During 2009, we recognized revenue of $94,000 from our relationship with the Michael J. Fox Foundation.

ALS Association; The Ludwig Institute; Center for Neurological Studies; Muscular Dystrophy Association

In October 2005, we entered a collaboration agreement with the Ludwig Institute, the Center for Neurological Studies and researchers from these institutions to discover and develop antisense drugs in the areas of amyotrophic lateral sclerosis and other neurodegenerative diseases. Under this agreement, we agreed to pay the Ludwig Institute and Center for Neurological Studies modest milestone payments and royalties on any antisense drugs resulting from the collaboration. The researchers from the Ludwig Institute and Center for Neurological Studies, through funding from the ALS Association and the Muscular Dystrophy Association, conducted IND-enabling preclinical studies of ISIS-SOD1Rx.  The ALS Association and the Muscular Dystrophy Association will provide funding to offset the costs of the Phase 1 study of ISIS-SOD1Rx.  Except for the funding provided by the ALS Association and the Muscular Dystrophy Association, we control and are responsible for funding the continued development of ISIS-SOD1Rx.

Intellectual Property Sale and Licensing Agreements

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera’s antisense chemistry and delivery patents and technology, including as it relates to our second generation antisense drugs and to double-stranded small interfering RNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense it to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of ribonuclease H patents.  In each of 2009 and 2007, we recognized revenue of $10,000 from our relationship with Idera, compared to none for 2008.

Integrated DNA Technologies, Inc.

In March 1999, we further solidified our intellectual property leadership position in antisense technology by licensing certain antisense patents from Integrated DNA Technologies, Inc., or IDT, a leading supplier of antisense inhibitors for research. The patents we licensed from IDT are useful in functional genomics and in making certain antisense drugs. In December 2001, we expanded this license agreement to allow us to exclusively sublicense this intellectual property for functional genomics purposes. Under the license, we paid IDT $4.9 million in license fees in 2001 and will pay royalties on sales of the drugs utilizing the technology IDT licensed to us.

Out-Licensing Arrangements; Royalty Sharing Agreements; Sales of IP

Abbott Molecular Inc.

In January 2008, we and our former subsidiary, Ibis Biosciences, entered into a Strategic Alliance Master Agreement and a Call Option Agreement with AMI.  In 2008, AMI invested $40 million in Ibis and we granted AMI an exclusive call option to acquire from us all remaining Ibis capital stock.  In December 2008, AMI exercised the call option and we, Ibis and AMI executed a stock purchase agreement.  Under the stock purchase agreement, AMI purchased the remaining equity ownership in Ibis from us for a closing purchase price of $175 million.  We, Ibis and AMI completed the acquisition on January 6, 2009.  AMI’s initial investments totaling $40 million, along with the $175 million AMI paid at closing, resulted in a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, AMI will also pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products from the date of the acquisition closing through December 31, 2025.  The earn out payments will equal 5 percent of Ibis’ cumulative net sales over $140 million and up to $2.1 billion, and 3 percent of Ibis’ cumulative net sales over $2.1 billion.  AMI may reduce these earn out payments from 5 percent to as low as 2.5 percent and from 3 percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  As part of the acquisition, Ibis distributed to us, immediately prior to the closing, all uncommitted cash and cash equivalents held by Ibis as of the closing.

Eyetech Pharmaceuticals, Inc.

In December 2001, we licensed to Eyetech, now a wholly owned subsidiary of OSI Pharmaceuticals, Inc., certain of our patents necessary for Eyetech to develop, make and commercialize Macugen, a non-antisense drug for use in the treatment of ophthalmic diseases, that Eyetech is co-developing and commercializing with Pfizer Inc. Eyetech paid us a $2 million upfront fee and agreed to pay us milestone and royalty payments in exchange for non-exclusive, worldwide rights to the intellectual property licensed from us.  During 2004, we earned $4 million in milestone payments, and our license with Eyetech will also generate additional milestone payments aggregating up to $2.8 million for the achievement of specified regulatory milestones with respect to the use of Macugen for each additional therapeutic indication. During 2009, 2008 and 2007, because of our agreement with Drug Royalty Trust 3 as described below we did not recognize any revenue from our relationship with Eyetech.

Drug Royalty Trust 3

In December 2004, we sold a portion of our royalty rights in Macugen to Drug Royalty Trust 3. To date, we have received a total of $23 million under this arrangement. We and Drug Royalty Trust 3 shared the royalty rights on Macugen from Eyetech through 2009. After 2009, we retain all royalties for Macugen.  As a result, we will begin receiving royalties for Macugen in 2010. We retained all milestones payable to us by Eyetech under the license agreement. During 2009 and 2008, we did not recognize any revenue under this arrangement, compared to $7 million in 2007.

Roche Molecular Systems

In October 2000, we licensed some of our novel chemistry patents to Roche Molecular Systems, a business unit of Roche Diagnostics, for use in the production of Roche Molecular Systems’ diagnostic products. The royalty-bearing license grants Roche Molecular Systems non-exclusive worldwide access to some of our proprietary chemistries in exchange for initial and ongoing payments from Roche Molecular Systems to us. During 2009, 2008 and 2007, we recognized revenue of $1.3 million, $1.2 million and $807,000, respectively, from our relationship with Roche Molecular Systems.  Our Consolidated Balance Sheets at December 31, 2009 and 2008 included deferred revenue of $200,000 related to our agreements with Roche Molecular Systems.

Regulus Collaborations

We and Alnylam each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, as well as certain early fundamental patents in the microRNA field, including the “Tuschl III”, “Sarnow” and “Esau” patent series.  Alnylam made an initial investment of $10 million in Regulus to balance venture ownership. We own 51 percent of Regulus and Alnylam owns the remaining 49 percent. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

We and Alnylam provide Regulus research and development and general and administrative services under the terms of a services agreement.

In January 2009, Regulus completed a legal reorganization from a limited liability company to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing.  We and Alnylam were the sole and equal investors in the financing.  Since we are consolidating the financial results of Regulus, our cash and cash equivalents balance increased by the $10 million Alnylam contributed.

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

Regulus received $20 million in upfront payments from GSK, including a $15 million option fee and a $5 million note. The note plus interest will convert into Regulus common stock in the future if Regulus achieves a minimum level of financing with institutional investors. In addition, we and Alnylam are guarantors of the note, and if the note does not convert or if Regulus does not repay the note in cash by April 2011, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock or cash.  Regulus is eligible to receive from GSK up to $144.5 million in development, regulatory and sales milestone payments for each of the four microRNA-targeted drugs discovered and developed as part of the alliance. In May 2009, Regulus received a $500,000 discovery milestone payment from its collaboration with GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  In addition, Regulus would receive from GSK tiered royalties up to double digits on worldwide sales of drugs resulting from the alliance.

Regulus is amortizing the $15 million option fee into revenue over Regulus’ six year period of performance.  We show the $5 million note as a liability on our Consolidated Balance Sheet.  During 2009 and 2008, Regulus recognized revenue of $3.0 million and $1.9 million, respectively, related to Regulus’ collaboration with GSK.  Our balance sheet at December 31, 2009 and 2008  included deferred revenue of $10.6 million and $13.1 million, respectively, related to Regulus’ collaboration with GSK.

In February 2010, Regulus announced the establishment of a new worldwide strategic alliance with GSK to develop and commercialize microRNA therapeutics targeting microRNA 122, or miR-122, for the treatment of hepatitis C virus, or HCV, infection.  The new HCV alliance expands the ongoing GSK-Regulus immuno-inflammatory disease alliance formed in 2008.  Under the terms of the new collaboration, Regulus will receive additional upfront and early stage milestone payments with the potential to earn more than $150 million in miR-122-related combined payments, and tiered royalties up to double digits on worldwide sales.

Under the terms of the HCV collaboration, Regulus will receive $8 million from GSK, including a $3 million license fee and a second $5 million note (guaranteed by Isis and Alnylam) that will convert into Regulus common stock in the future under certain specified circumstances.  In addition, Regulus is eligible to receive several near-term significant payments associated with the advancement of an HCV drug, plus additional milestone payments and double-digit royalties consistent with the existing immuno-inflammatory diseases alliance terms established in April 2008.  Because GSK has selected Regulus’ miR-122 for the new collaboration, the number of immuno-inflammatory programs GSK has an option to license under the 2008 immuno-inflammatory alliance has been reduced from four to three.

As part of the HCV collaboration, Regulus granted GSK a limited license to develop and commercialize the miR-122 antagonist SPC 3649, if GSK acquires rights to this compound.  Regulus will receive development and regulatory milestones as well as royalties if GSK develops and commercializes SPC 3649.

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

Our Regulus segment generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is segment information for the years ended December 31, 2009, 2008 and 2007 (in thousands).

Year ended December 31, 2009	Drug Discovery and Development	Regulus	Total

Revenue:
Research and development	$105,118	$3,013	$108,131
Licensing and royalty	13,469	—	13,469
Total segment revenue	$118,587	$3,013	$121,600
Loss from operations	$(18,815)	$(8,723)	$(27,538)
Total assets as of December 31, 2009	$634,820	$22,364	$657,184

Year ended December 31, 2008	Drug Discovery and Development	Regulus	Total

Revenue:
Research and development	$96,743	$2,110	$98,853
Licensing and royalty	8,337	—	8,337
Total segment revenue	$105,080	$2,110	$107,190
Loss from operations	$(5,139)	$(7,921)	$(13,060)
Total assets as of December 31, 2008 (1)	$533,637	$23,677	$557,314

Year ended December 31, 2007	Drug Discovery and Development	Corporate	Total

Revenue:
Research and development	$22,200	$119	$22,319
Licensing and royalty	36,025	—	36,025
Total segment revenue	$58,225	$119	$58,344
Loss from operations	$(32,014)	$(905)	$(32,919)

(1)  Total assets do not include $15.5 million of assets from discontinued operations as of December 31, 2008.

Concentrations of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10 percent or more of our total revenue, was as follows:

	2009	2008	2007
Partner A	55%	45%	0%
Partner B	15%	30%	23%
Partner C	8%	11%	9%
Partner D	4%	4%	45%
Partner E	0%	0%	12%

Contract receivables from one significant partner comprised approximately 92 percent of contract receivables at December 31, 2009.  Contract receivables from three significant partners comprised approximately 25 percent, 18 percent and 14 percent of contract receivables at December 31, 2008.

9. Employee Post Employment Benefits

We have an employee 401(k) salary deferral plan, covering all employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit ($16,500 and $22,000 in 2009 for employees under 50 years old and over 50 years old, respectively). We made approximately $450,000, $467,000 and $414,000 in matching contributions for the years ended December 31, 2009, 2008 and 2007, respectively.

10. Legal Proceedings

On February 11, 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts failed to achieve resolution of this dispute. On May 22, 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis. We and Ibis filed an Answer, Affirmative Defenses and Counterclaim on July 14, 2008, alleging breach of contract by Bruker.  Discovery remains in its early stage. As such, we have no basis on which to predict or record a loss related to this claim as of December 31, 2009.  We will continue to represent and defend Ibis Biosciences in this matter.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2009, and 2008 are as follows (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarters
Revenue	$31,576	$30,992	$26,771	$32,261
Operating expenses	32,218	35,819	37,167	43,934
Loss from operations	(642)	(4,827)	(10,396)	(11,673)
Net income (loss)	185,305	(3,587)	(12,718)	(18,328)
Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$186,218	$(2,730)	$(11,582)	$(16,840)
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders(2)	$1.91	$(0.03)	$(0.12)	$(0.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 Quarters
Revenue(1)	$18,375	$29,703	$29,463	$29,649
Operating expenses(1)	24,616	28,622	29,287	37,725
Income (loss) from operations(1)	(6,241)	1,081	176	(8,076)
Net income (loss)(3)	(6,669)	(4,702)	405	(11,940)
Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders(3)	$(5,785)	$(3,737)	$1,613	$(10,263)
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders(2)(3)	$(0.06)	$(0.04)	$0.02	$(0.11)

(1)                                  As a result of the sale of Ibis to AMI, we have adjusted our revenue, operating expenses, and income (loss) from operations to reflect Ibis’ results of operations as discontinued operations for all prior periods.

(2)                                  We computed net loss per share independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

(3)                                  We have adjusted our net income (loss), net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders and the related per share information in 2008 to reflect the required retroactive adoption of accounting standards.  See Note 1, Organization and Significant Accounting Policies, for additional details.

During the preparation of the annual tax provision, we determined that certain tax items had been attributed to discontinued operations that are appropriately associated with continuing operations.  As a result, we have revised the tax provisions reflected in each of the first three quarters during 2009 to reflect the correction of this allocation. The table below shows the impact by quarter on the statement of operations lines impacted (in thousands, except per share data).

	As Originally Reported	As Adjusted	Effect of Change
For the quarter ended March 31, 2009:
Loss from continuing operations, before income tax benefit (expense)	$(1,531)	$(1,531)		$—
Income tax benefit (expense)	$717	$(160)		$(877)
Net loss from continuing operations, including income tax benefit (expense)	$(814)	$(1,691)		$(877)
Net income from discontinued operations, net of tax	$171,744	$186,996		$15,252
Net income	$170,930	$185,305		$14,375
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	$913	$913		$—
Net income attributable to Isis Pharmaceuticals, Inc. common stockholders	$171,843	$186,218		$14,375
Basic net income (loss) per share:
Net income (loss) from continuing operations	$—	$(0.01)		$(0.01)
Net income from discontinued operations	$1.76	$1.92		$0.16
Net income attributable to Isis Pharmaceuticals, Inc. common stockholders	$1.76	$1.91		$0.15

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.03	$(0.01)		$(0.04)
Net income from discontinued operations	$1.54	$1.92		$0.38
Net income attributable to Isis Pharmaceuticals, Inc. common stockholders	$1.57	$1.91		$0.34

For the quarter ended June 30, 2009:
Loss from continuing operations, before income tax benefit (expense)	$(3,692)	$(3,692)		$—
Income tax benefit (expense)	$(61)	$11		$72
Net loss from continuing operations, including income tax benefit (expense)	$(3,753)	$(3,681)		$72
Net income from discontinued operations, net of tax	$—	$94		$94
Net loss	$(3,753)	$(3,587)		$166
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	$857	$857		$—
Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders	$(2,896)	$(2,730)		$166
Basic and diluted net loss per share:
Net loss from continuing operations	$(0.03)	$(0.03)		$—
Net income from discontinued operations	$—	$—		$—
Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.03)	$(0.03)		$—

For the quarter ended September 30, 2009:
Loss from continuing operations, before income tax benefit (expense)	$(12,028)	$(12,028)		$—
Income tax benefit (expense)	$3,968	$(724)		$(4,692)
Net loss from continuing operations, including income tax benefit (expense)	$(8,060)	$(12,752)		$(4,692)
Net income from discontinued operations, net of tax	$—	$34		$34
Net loss	$(8,060)	$(12,718)		$(4,658)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	$1,136	$1,136		$—
Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders	$(6,924)	$(11,582)		$(4,658)
Basic and diluted net loss per share:
Net loss from continuing operations	$(0.07)	$(0.12)		$(0.05)
Net income from discontinued operations	$—	$—	$
Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.07)	$(0.12)		$(0.05)