Form 10-Q
period 2010-03-31
ISIS PHARMACEUTICALS INC
filed 2010-05-07
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of voting common stock outstanding as of May 3, 2010 was 99,088,156.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,590	$105,255
Short-term investments	420,529	469,057
Contracts receivable	1,904	10,899
Inventories	2,601	2,768
Other current assets	6,791	8,147
Total current assets	530,415	596,126

Property, plant and equipment, net	36,171	27,338
Licenses, net	14,007	14,542
Patents, net	15,919	15,909
Deposits and other assets	3,211	3,269
Total assets	$599,723	$657,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,843	$4,696
Accrued compensation	2,971	7,135
Income taxes payable	—	7,323
Accrued liabilities	9,371	12,339
Current portion of long-term obligations	4,020	4,270
Current portion of deferred contract revenue	70,890	75,681
Total current liabilities	92,095	111,444
2 5/8% convertible subordinated notes	126,986	125,100
Long-term obligations, less current portion	4,474	11,478
Long-term financing obligation	10,147	—
Investment in Regulus Therapeutics Inc.	127	—
Long-term deferred contract revenue	81,457	107,097
Total liabilities	315,286	355,119

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,077,428 and 98,850,934 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	988,053	985,620
Accumulated other comprehensive income	1,379	2,153
Accumulated deficit	(705,094)	(696,150)
Total Isis Pharmaceuticals, Inc. stockholders’ equity	284,437	291,722
Noncontrolling interest in Regulus Therapeutics Inc.	—	10,343
Total stockholders’ equity	284,437	302,065
Total liabilities and stockholders’ equity	$599,723	$657,184

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009(1)
Revenue:
Research and development revenue under collaborative agreements	$28,556	$29,685
Licensing and royalty revenue	1,370	1,891
Total revenue	29,926	31,576

Expenses:
Research and development	31,987	28,541
General and administrative	2,819	3,677
Total operating expenses	34,806	32,218

Loss from operations	(4,880)	(642)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(1,486)	—
Investment income	955	2,134
Interest expense	(3,237)	(3,081)
Gain (loss) on investments, net	(1,010)	58

Loss from continuing operations, before income tax expense	(9,658)	(1,531)

Income tax expense	—	(160)

Net loss from continuing operations	(9,658)	(1,691)

Discontinued operations:
Loss from discontinued operations	—	(29)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	187,025
Net income from discontinued operations, net of tax	—	186,996

Net income (loss)	(9,658)	185,305

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	—	913

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(9,658)	$186,218

Basic and diluted net income (loss) per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.10)	$(0.01)
Net income from discontinued operations	—	1.92
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.10)	$1.91
Shares used in computing basic and diluted net income (loss) per share	99,013	97,521

(1)          During the preparation of the year end 2009 annual tax provision, we determined that certain tax items had been attributed to discontinued operations that are appropriately associated with continuing operations.  As a result, we revised the tax provisions reflected in each of the first three quarters during 2009 to reflect the correction of this allocation. The historical condensed consolidated statement of operations for the three months ended March 31, 2009 reflects the revised tax provisions.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009(1)
Net cash used in operating activities	$(21,691)	$(34,398)

Investing activities:
Purchases of short-term investments	(125,598)	(224,186)
Proceeds from the sale of short-term investments	158,621	98,973
Purchases of property, plant and equipment	(11,009)	(3,141)
Proceeds from land sold to BioMed	10,147	—
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	(16,228)	—
Acquisition of licenses and other assets	(516)	(210)
Purchases of strategic investments	(459)	(349)
Net cash provided by (used in) investing activities	14,958	(128,913)

Financing activities:
Net proceeds from issuance of equity	1,031	6,143
Excess tax benefits on share-based compensation	—	52
Proceeds from equipment financing arrangement	—	2,705
Principal payments on debt obligations	(963)	(517)
Proceeds from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	—	175,000
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	—	10,000
Net cash provided by financing activities	68	193,383

Net increase (decrease) in cash and cash equivalents	(6,665)	30,072
Cash and cash equivalents at beginning of period	105,255	223,985
Cash and cash equivalents at end of period	$98,590	$254,057

Supplemental disclosures of cash flow information:
Interest paid	$2,281	$2,250
Income taxes paid	$7,700	$350

Supplemental disclosures of non-cash investing activities:
Amounts accrued for capital and patent expenditures	$836	$5,016

(1)          During the preparation of the year end 2009 annual tax provision, we determined that certain tax items had been attributed to discontinued operations that are appropriately associated with continuing operations.  As a result, we revised the tax provisions reflected in each of the first three quarters during 2009 to reflect the correction of this allocation. The historical condensed consolidated statement of cash flows for the three months ended March 31, 2009 reflects the revised tax provisions.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2010 and 2009 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2009. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc.  In addition to our wholly owned subsidiaries, our condensed consolidated financial statements include our equity investment in Regulus Therapeutics Inc., an entity we identified as a variable interest entity.  Beginning in the first quarter of 2010, as a result of adopting a new accounting standard for identifying which enterprise has the power to direct activities of a variable interest entity, we concluded that we are no longer the primary beneficiary of Regulus. As such we have presented our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we have presented our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  Prior to the adoption of the new accounting standard, we were the primary beneficiary of Regulus and as such we consolidated Regulus’ financial results on a line-by-line basis.  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  As a result of completing the sale of Ibis Biosciences, Inc. to Abbott Molecular Inc., or AMI, in January 2009, we presented Ibis’ financial position and results of operations separately as discontinued operations in our condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated.

2.                                      Significant Accounting Policies

Revenue Recognition

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue under current accounting rules. In those instances where we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred revenue on our condensed consolidated balance sheet.

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

Short-term investments

We consider all liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Our short-term investments have initial maturities of greater than 90 days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain (loss) on investments in the condensed consolidated statement of operations. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our majority owned subsidiary, which we began accounting for using the equity method in the first quarter of 2010.  Prior to 2010, we consolidated Regulus’ financial results on a line-by-line basis. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies, except for Regulus, under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  During the first three months of 2010, we recognized a $1.0 million loss on investments primarily consisting of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in Antisense Therapeutics Limited and a $149,000 valuation allowance we recorded related to our investment in Excaliard Pharmaceuticals, Inc. slightly offset by realized gains on sales of our available-for-sale securities.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.  During the first three months of 2009, we recognized a $58,000 gain on investments relating to sales of our available-for-sale securities.  We determined that there were no other-than-temporary declines in value of our investments during the first three months of 2009.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs during the first three months of 2010 and 2009.  Total inventory, which consisted of raw materials, was $2.6 million and $2.8 million as of March 31, 2010 and December 31, 2009, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent. For the first three months of 2010 and 2009, we recorded a non-cash charge of $68,000 and $186,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Equity Method of Accounting

On January 1, 2010, we adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  As a result of adopting this new accounting standard, we were required to change the way we account for our variable interest in Regulus.  Since we and Alnylam Pharmaceuticals, Inc. share the ability to impact Regulus’ economic performance, we are no longer the primary beneficiary of Regulus.  We adopted the new standard on a prospective basis, therefore beginning in the first quarter of 2010, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  This means that we no longer include Regulus’ revenue and operating expenses in our operating results.  Instead we include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  For additional information, see Note 3, Investment in Regulus Therapeutics Inc.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the quarters ended March 31, 2010 and 2009, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would be anti-dilutive:

•                  2 5/8% convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  As of March 31, 2010, we had collaborative arrangements with eight entities that we consider to be variable interest entities.  We are not the primary beneficiary for any of these entities.  For the three months ended March 31, 2009, our condensed consolidated financial statements included one variable interest entity, Regulus, for which we were the primary beneficiary.  As a result of adopting the new accounting standard related to our investment in Regulus in the first quarter of 2010, we deconsolidated Regulus because we are no longer the primary beneficiary of Regulus.  See Note 3, Investment in Regulus Therapeutics Inc., for additional details.

Comprehensive income (loss)

SFAS 130, Reporting Comprehensive Income, requires us to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Comprehensive income (loss):
Unrealized holding gains (losses)	$151	$(510)
Reclassification adjustment for realized loss included in net loss	(925)	—
Net income (loss)	(9,658)	186,218
Comprehensive income (loss)	$(10,432)	$185,708

Convertible debt

We account for our 2 5/8% convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  At March 31, 2010, the principal and accrued interest payable on our 2 5/8% convertible notes was $162.5 million and $545,000, respectively, and the fair value using quoted market prices was $168.8 million.  At December 31, 2009, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively, and the fair value using quoted market prices was $165.8 million.

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

For the three months ended March 31, 2010 and 2009, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.8%	1.8%
Dividend yield	0.0%	0.0%
Volatility	55.7%	57.0%
Expected Life	5.1 years	4.9 years

ESPP:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.2%	0.3%
Dividend yield	0.0%	0.0%
Volatility	54.8%	70.4%
Expected Life	6 months	6 months

Stock-based compensation expense (in thousands, except per share data) was allocated as follows:

	Three Months Ended March 31,
	2010	2009

Research and development	$2,826	$2,260
General and administrative	530	443
Non-cash compensation expense related to stock options included in continuing operations	3,356	2,703
Non-cash compensation expense related to stock options included in equity in net loss of Regulus Therapeutics Inc.	162	—
Non-cash compensation benefit related to stock options included in discontinued operations	—	(1,558)
Total	$3,518	$1,145

Basic and diluted stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.03)	$(0.03)
Net loss per share related to stock options included in equity in net loss of Regulus Therapeutics Inc.	(0.01)	—
Net income per share included in discontinued operations	—	0.02
Total	$(0.04)	$(0.01)

As part of our Regulus joint venture, both we and Alnylam issued our own company’s stock options to members of Regulus’ Board of Directors, Scientific Advisory Board and employees of Regulus. In January 2009 as part of Regulus’ conversion to a C-Corporation both we and Alnylam modified our own company’s stock options issued to Regulus’ employees, members of Regulus’ Board of Directors and Scientific Advisory Board to stop vesting in these stock awards before the awards were fully vested.  Additionally, in February 2009, Regulus issued options to purchase its own common stock to Regulus’ employees, members of Regulus’ Board of Directors and members of Regulus’ Scientific Advisory Board.

As of March 31, 2010, total unrecognized compensation cost related to non-vested stock-based compensation plans was $16.2 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.4 years.

Impact of recently issued accounting standards

In October 2009, the FASB issued a new accounting standard for revenue arrangements with multiple deliverables. This new standard requires companies to separate multiple-deliverable arrangements and at inception allocate arrangement consideration using a selling price hierarchy.  The new standard also requires additional disclosures about multiple-deliverable arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is effective for our fiscal year 2011.  We do not expect this new standard to have a material impact on our financial statements.

In March 2010, the FASB issued a new accounting standard that establishes a revenue recognition method for milestone payments in research and development agreements.  Under the new standard, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  We have historically applied a revenue recognition method for milestone payments that is consistent with this new standard.  Therefore when we adopt this new standard in 2011, the only change required is to provide additional information about the substantive nature of the milestones in our research and development agreements.

3.                                      Investment in Regulus Therapeutics Inc.

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

In January 2009, Regulus completed a legal reorganization from a limited liability company to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing, in which we and Alnylam were the sole and equal investors.

In April 2008, Regulus entered into a strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. The alliance utilizes Regulus’ expertise and intellectual property position in the discovery and development of microRNA-targeted therapeutics and provides GSK with an option to license drug candidates directed at four different microRNA targets with relevance in inflammatory disease. Regulus will be responsible for the discovery and development of the microRNA antagonists through completion of clinical proof of concept, unless GSK chooses to exercise its option earlier. After exercise of the option, GSK will have an exclusive license to drugs Regulus develops under each program for the relevant microRNA target for further development and commercialization on a worldwide basis. Regulus will have the right to further develop and commercialize any microRNA therapeutics which GSK chooses not to develop or commercialize.

In 2008, Regulus received $20 million in upfront payments from GSK, including a $15 million option fee and a $5 million note. The note plus interest will convert into Regulus stock in the future if Regulus achieves a minimum level of financing with institutional investors. In addition, we and Alnylam are guarantors of the note, and if the note does not convert or if Regulus does not repay the note in cash by April 2011, we, Alnylam and Regulus may elect to repay the note plus interest with shares of each company’s common stock or cash.  Regulus is eligible to receive from GSK up to $144.5 million in development, regulatory and sales milestone payments for each of the four microRNA-targeted drugs discovered and developed as part of the alliance. In May 2009, Regulus received a $500,000 discovery milestone payment from its collaboration with GSK for demonstrating a pharmacological effect in immune cells by specific microRNA inhibition.  In addition, Regulus would receive from GSK tiered royalties up to double digits on worldwide sales of drugs resulting from the alliance.

In February 2010, Regulus announced the establishment of a new worldwide strategic alliance with GSK to develop and commercialize microRNA therapeutics targeting microRNA 122, or miR-122, for the treatment of hepatitis C virus, or HCV, infection.  The new HCV alliance expands the ongoing GSK-Regulus immuno-inflammatory disease alliance formed in 2008.  Under the terms of this HCV collaboration, Regulus received $8 million from GSK, including a $3 million license fee and a second $5 million note (guaranteed by Isis and Alnylam) that will convert into Regulus stock in the future if Regulus achieves a minimum level of financing with institutional investors.  In addition, Regulus is eligible to receive several near-term significant payments associated with the advancement of an HCV drug, plus additional milestone payments with the potential to earn more than $150 million in miR-122-related combined payments and double-digit royalties consistent with the existing immuno-inflammatory diseases alliance terms established in April 2008.  Because GSK has selected Regulus’ miR-122 for the new collaboration, the number of immuno-inflammatory programs GSK has an option to license under the 2008 immuno-inflammatory alliance has been reduced from four to three.

As part of the HCV collaboration, Regulus granted GSK a limited license to develop and commercialize the miR-122 antagonist SPC 3649, if GSK acquires rights to this compound.  Regulus will receive development and regulatory milestones as well as royalties if GSK develops and commercializes SPC 3649.

On January 1, 2010, as a result of adopting the new accounting standard for identifying which enterprise has the power to direct activities of a variable interest entity, we prospectively changed the way we account for our variable interest in Regulus.  Since we and Alnylam share the ability to impact Regulus’ economic performance, we are no longer the primary beneficiary of Regulus.  Beginning in the first quarter of 2010, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  Below is a table summarizing the accounting impact to our balance sheet as of January 1, 2010 as a result of adopting the equity method of accounting (in thousands):

	As Originally Reported	As Adjusted	Effect of Change
Total Assets	$657,184	$626,006	$(31,178)
Total Liabilities	$(355,121)	$(335,524)	$19,597
Total Stockholders’ Equity	$(302,063)	$(290,482)	$11,581

Under the equity method of accounting, we were required to suspend losses if our share of Regulus’ net loss exceeds the amount of funding we were required to provide.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GSK, we continued to recognize losses in excess of our net investment in Regulus up to the $5 million we guaranteed.  If we had been applying the equity method from inception, we would have suspended recognizing our share of Regulus’ losses in 2008 because it would have exceeded the amount we guaranteed under the first GSK convertible note.  When we made the $10 million investment in March 2009 we would have recognized all of the suspended losses.

4.                                      Discontinued Operations

In January 2009, AMI completed its acquisition of Ibis for a total purchase price of $215 million.  Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation.  Accordingly, we have presented the operating results of Ibis in our condensed consolidated statements of operations as discontinued operations.  Net income from discontinued operations for the first three months of 2009 primarily consisted of the $202.5 million gain related to the sale of Ibis to AMI less $15.5 million of income tax expense.  The components of discontinued operations for the three months ended March 31, 2009 are as follows (in thousands):

Revenue	$—
Total operating expenses	35
Loss from operations	(35)
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	6
Loss from discontinued operations	(29)
Gain on sale of Ibis Biosciences, Inc., net of tax	187,025
Net income from discontinued operations, net of tax	$186,996

We do not have any remaining assets and liabilities from discontinued operations in our accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009.  We have not separately classified cash flows from discontinued operations in our condensed consolidated statement of cash flows.

5.                                      Investments

As of March 31, 2010, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2010:

One year or less	61%
After one year but within five years	39%
Total	100%

At March 31, 2010, we had an ownership interest of less than 20% in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S, Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard, which are privately-held and ATL and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting. During the first three months of 2010, we recognized a $1.0 million loss on investments primarily consisting of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and a $149,000 valuation allowance we recorded related to our investment in Excaliard.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.

Beginning in the first quarter of 2010, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  As a result, our investment balance at March 31, 2010 did not include Regulus’ short-term investments, compared to $14.5 million at December 31, 2009.  The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than-Temporary Impairment	Estimated
March 31, 2010	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$91,990	$226	$(38)	$—	$92,178
Debt securities issued by U.S. government agencies	119,976	84	(29)	—	120,031
Debt securities issued by the U.S. Treasury	45,127	63	—	—	45,190
Debt securities issued by states of the United States and political subdivisions of the states	275	—	(4)	—	271
Total securities with a maturity of one year or less	257,368	373	(71)	—	257,670
Corporate debt securities	59,256	181	(83)	—	59,354
Debt securities issued by U.S. government agencies	88,369	50	(23)	—	88,396
Debt securities issued by U.S. Treasury	15,062	47	—	—	15,109
Total securities with a maturity of more than one year	162,687	278	(106)	—	162,859
Subtotal	$420,055	$651	$(177)	$—	$420,529
Equity securities:
Current portion (included in Other current assets)	$1,538	$1,710	$—	$(880)	$2,368
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$1,710	$—	$(880)	$2,993
	$422,218	$2,361	$(177)	$(880)	$423,522

	Amortized	Unrealized		Estimated
December 31, 2009	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$102,598	$174	$(34)	$102,738
Debt securities issued by U.S. government agencies	151,008	178	(17)	151,169
Debt securities issued by the U.S. Treasury	32,027	42	(10)	32,059
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	275
Total securities with a maturity of one year or less	285,908	394	(61)	286,241
Corporate debt securities	41,388	262	(103)	41,547
Debt securities issued by U.S. government agencies	110,313	65	(218)	110,160
Debt securities issued by U.S. Treasury	31,136	2	(29)	31,109
Total securities with a maturity of more than one year	182,837	329	(350)	182,816
Subtotal	$468,745	$723	$(411)	$469,057
Equity securities:
Current portion (included in Other current assets)	$1,229	$2,645	$—	$3,874
Long-term portion (included in Deposits and other assets)	625	—	—	625
Subtotal	$1,854	$2,645	$—	$4,499
	$470,599	$3,368	$(411)	$473,556

Investments we consider to be temporarily impaired at March 31, 2010 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	57	$58,084	$(121)
Debt securities issued by U.S. government agencies	24	80,596	(51)
Debt securities issued by states of the United States and political subdivisions of the states	1	271	(4)
Total temporarily impaired securities	82	$138,951	$(176)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

6.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  To estimate the fair value of securities classified as Level 2, we utilize the services of various fixed income pricing providers that use an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.

Below is a table of the assets that we measure at fair value on a recurring basis.  For the following major security types, we break down the inputs used to measure fair value at March 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$84,510	$84,510	$—	$—
Corporate debt securities (2)	151,532	—	151,532	—
Debt securities issued by U.S. government agencies (2)	208,428	—	208,428	—
Debt securities issued by the U.S. Treasury (2)	60,298	60,298	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	271	—	271	—
Equity securities (3)	2,368	2,368	—	—
Total	$507,407	$147,176	$360,231	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

7.                                    Lease Agreements

We currently occupy approximately 138,500 square feet of laboratory and office space, including a 28,704 square foot facility, which houses our manufacturing suites for our drug development business built to meet Good Manufacturing Practices.  We are located in four buildings in Carlsbad, California. We lease all of these buildings under lease agreements. The leases on the three buildings we primarily use for laboratory and office space for our drug development business expire at the end of 2011.

On March 30, 2010 we entered a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed will construct a new 176,000 square foot research facility in Carlsbad, California.  Upon completion of construction, we will lease the new facility for a 20-year term and consolidate the majority of our operations in the new facility.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.

Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with owning and maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the facility is not yet built, it is difficult for us to calculate our future payment obligations under the lease.  However, as of March 31, 2010, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $172 million.

Under the lease we have an option to purchase the facility at the end of the fifth, sixth, seventh, eighth, ninth, fifteenth and twentieth year of the lease.  The purchase price for the purchase options ending on the fifth through ninth year will be set based on the total construction costs spent by BioMed to acquire the land and build the new facility less rent payments made through the purchase date.  The purchase price for the purchase options ending on the fifteenth and twentieth year will be based on fair market value at those times.

In conjunction with the new lease agreement with BioMed, we purchased a parcel of land for $10.1 million and subsequently sold it to BioMed, who will construct the new facility on it.  Since we have the option to purchase the facility, including the land, we have continuing involvement in the land which requires us to account for the purchase and sale of the land as a financing transaction.  As such, our fixed assets at March 31, 2010 included the land.  Additionally, we have recorded a corresponding amount in our non-current liabilities as a long-term financing obligation.  Since land is not a depreciable asset, the value of the land and financing obligation we recorded will not change until we exercise our purchase option or the lease is terminated.

We also lease from BioMed an approximately 28,700 square foot facility that houses our manufacturing suites for our drug development business.  On March 30, 2010 we amended the lease to extend the term through December 31, 2031, subject to four five-year options to extend the lease, and to obtain an option to purchase the manufacturing facility on similar terms as the purchase options described above.

8.                                    Income Taxes

At December 31, 2009, our balance sheet included an income taxes payable of $7.3 million.  As of March 31, 2010 our balance sheet included an income tax receivable of $517,000.  This change relates to $7.7 million of income tax payments made to various taxing authorities during the first quarter of 2010 for our 2009 estimated tax liability.  The income tax receivable represents the potential amount that could be refunded to us when we file our state and federal income tax returns later this year.

9.                                    Collaborative Arrangements and Licensing Agreements

The information discussed below represents significant partnerships we entered into during 2010.  There are no other material changes from the information provided in Note 7—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Traditional Pharmaceutical Alliances and Licensing

GlaxoSmithKline

In March 2010, we entered into a new strategic alliance with GSK that will apply our antisense drug discovery platform to seek out and develop new therapeutics against targets for rare and serious disease, including infectious diseases and some conditions causing blindness.

Under the terms of the agreement, which covers up to six programs, we received an upfront $35 million payment from GSK and beginning in April 2010, we will amortize this amount over the five year period of our performance based on the research plan included in the agreement.  As of March 31, 2010, we have not recognized any revenue related to the $35 million upfront payment from GSK.  We are also eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept. GSK will have the option to license compounds at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  We will be eligible to receive license fees and milestone payments, totaling up to nearly $1.5 billion, in the event all six programs are successfully developed for one or more indications and commercialized through to pre-agreed sales targets. In addition, we will receive up to double-digit royalties on sales from any product that is successfully commercialized.

10.                               Segment Information and Concentration of Business Risk

Segment information

We currently report our financial results in two segments, Drug Discovery and Development and Regulus.  Segment income (loss) from operations includes revenue less research and development expenses and general and administrative expenses attributable to each segment.  See the Business Segments discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 below for additional information on the segments.

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

Our Regulus segment generates revenue from research grants and collaborations with corporate partners such as its strategic alliance with GSK.

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Isis Drug Discovery and Development	Regulus
Three Months Ended March 31, 2010
Revenue:
Research and development	$28,556	$686
Licensing and royalty	1,370	—
Total segment revenue	$29,926	$686
Loss from operations	$(4,880)	$(3,068)
Total assets as of March 31, 2010	$599,723	$37,050

As a result of adopting the new accounting standard related to our investment in Regulus, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for ownership interest in Regulus using the equity method of accounting.  Therefore in the first quarter of 2010 we began presenting our net share of Regulus’ operating results on a separate line in our statement of operations called “Equity in net loss of Regulus Therapeutics Inc.” for the three months ended March 31, 2010.

	Drug Discovery and Development	Regulus	Consolidated Total
Three Months Ended March 31, 2009
Revenue:
Research and development	$29,047	$638	$29,685
Licensing and royalty	1,891	—	1,891
Total segment revenue	$30,938	$638	$31,576
Income (loss) from operations	$1,223	$(1,865)	$(642)
Total assets as of December 31, 2009	$634,820	$22,364	$657,184

Concentrations of business risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2010	2009
Partner A	56%	53%
Partner B	33%	8%
Partner C	0%	22%

Contract receivables from three significant partners comprised approximately 55%, 18% and 13% of contract receivables at March 31, 2010. Contract receivables from one significant partner comprised approximately 92% of contract receivables at December 31, 2009.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and Regulus Therapeutics, our majority-owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 27 of this Report.

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key value inflection points.  In this way, our organization remains small and focused.  We discover new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development and commercialization expertise.  For example, we partner our drugs with leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Bristol-Myers Squibb, Genzyme, GSK and Eli Lilly and Company.  Additionally, we have created a consortium of smaller companies that can broadly exploit the technology with their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership beyond our core areas of focus through collaborations with Alnylam and Regulus, a company we established and jointly own focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities through collaborations with Achaogen and Archemix Corp. Beyond human therapeutics, we benefit from the commercialization of products of our inventions by other companies that are better positioned to maximize the commercial potential of these inventions, such as Ibis, a subsidiary of ours that we sold in early 2009 to AMI.  All of these aspects fit into our unique business model and create continued shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,600 issued patents.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated more than $390 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

Since 2007, our partnerships, including our recent strategic alliance with GSK, have generated an aggregate of more than $780 million in payments from licensing fees, equity purchase payments and milestone payments.  In addition, for our partnered drugs we have the potential to earn approximately $2.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

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

Beginning in the first quarter of 2010, as a result of adopting a new accounting standard, we no longer included Regulus’ revenue and operating expenses in our operating results and no longer included Regulus’ cash in our cash balance.  See Note 2, Significant Accounting Policies, and Note 3, Investment in Regulus Therapeutics Inc., in the Notes to the condensed consolidated financial statements for a more detailed explanation of this change.

Recent Events

Drug Development Highlights

•                  Mipomersen is being developed by us and Genzyme for patients with high cardiovascular risk who cannot adequately control their cholesterol levels with current therapies and who need new treatment options.  We and Genzyme reported positive data from two Phase 3 studies evaluating mipomersen in patients with familial hypercholesterolemia (FH).

•                  The full data from a Phase 3 study evaluating mipomersen in patients with homozygous FH were featured and published in The Lancet.

•                  In a Phase 3 study evaluating mipomersen in patients with heterozygous FH, we and Genzyme reported that the study met its primary endpoint with a 28% reduction in LDL-C after 26 weeks of treatment compared to an increase of 5% for placebo (p<0.001) and also met all of its secondary endpoints.  Patients treated with mipomersen had an average LDL-C level of 104 mg/dL at the end of the study and 45% of the mipomersen-treated patients achieved LDL-C levels of less than 100 mg/dL.

•                  We and our partners initiated clinical studies on 2 drugs including Phase 1 studies on ISIS-SOD1Rx and BMS-PCSK9Rx.

Corporate Highlights

•                  We formed a new strategic alliance worth up to nearly $1.5 billion with GSK to develop antisense drugs to treat rare and infectious diseases

•                  We are eligible to receive up to $155 million in pre-licensing payments for all six programs, including the $35 million upfront fee we recently received.  We are also eligible to receive up to double-digit royalties on sales from any product that is successfully commercialized.

•                  We benefitted financially as our partners advanced drugs in development.

•                  We received $6 million in a milestone payment from BMS.

•                  Regulus formed a new alliance with GSK to develop and commercialize microRNA therapeutics targeting miR-122 for hepatitis C viral infection.

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

•                  Determination of when we are the primary beneficiary for entities that we identify as variable interest entities;

•                  Determination of the fair value of convertible debt without the conversion feature; and

•                  Estimations to determine the fair value of stock-based compensation, including the expected life of the option, the expected stock price volatility over the term of the expected life and estimated forfeitures.

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation of variable interest entities

On January 1, 2010, we adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  As a result of adopting this new accounting standard, we were required to change the way we account for our variable interest in Regulus.  Since we and Alnylam Pharmaceuticals, Inc. share the ability to impact Regulus’ economic performance, we are no longer the primary beneficiary of Regulus.  We adopted the new standard on a prospective basis, therefore beginning in the first quarter of 2010, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  This means that we no longer include Regulus’ revenue and operating expenses in our operating results.  Instead we include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we presented our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  For additional information, see Note 3, Investment in Regulus Therapeutics Inc.

Results of Operations

As a result of adopting the new accounting standard related to our investment in Regulus, we have presented our net share of Regulus’ operating results on a separate line in our statement of operations called “Equity in net loss of Regulus Therapeutics Inc.” for the three months ended March 31, 2010, compared to the line-by-line consolidation for the same period in 2009.  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  We discuss Regulus’ operating results in a separate section below.

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for 2009 in our financial statements separately as discontinued operations.

Revenue

Total revenue for the three months ended March 31, 2010 was $29.9 million, compared to $31.6 million for the same period in 2009.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, our revenue in the first quarter of 2010 included a $6 million milestone payment that we received from BMS for initiating Phase 1 studies on PCSK9.  Although we recognized revenue from the BMS milestone payment in the first quarter of 2010, our revenue compared to the same period in 2009 decreased slightly, primarily because the amortization of the upfront fee from the Ortho-McNeil-Janssen Pharmaceuticals, Inc., or OMJP, collaboration ended in the third quarter of 2009.  Revenue also decreased by $638,000 because we are no longer including Regulus’ revenue in our 2010 revenue.  In the second quarter of 2010, we will begin amortizing the $35 million upfront payment we received from our recent alliance with GSK into revenue through March 2015.

Collaborations with Alnylam, GSK and Genzyme include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received and from research and development funding.  Beginning in the second quarter of 2010, our revenue will increase when we start amortizing the $35 million upfront payment we received from GSK.  This increase in revenue will be partially offset when the $15 million upfront payment we received from BMS in May 2007 is fully amortized in the second quarter of 2010.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2010 was $28.6 million, compared to $29.7 million for the same period in 2009.  The decrease was primarily due to the decrease in revenue from our collaboration with OMJP that we describe above offset by the $6 million milestone payment received from BMS.  Research and development revenue also decreased by $638,000 because we are no longer including Regulus’ revenue in our 2010 revenue.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2010 was $1.4 million, compared to $1.9 million for the same period in 2009.  The decrease primarily relates to the sublicensing revenue we earned from Alnylam in the first quarter of 2009 when Alnylam entered into a transaction with Cubist Pharmaceuticals, Inc. that included technology we had licensed to Alnylam.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $34.8 million, compared to $32.2 million for the same period in 2009.  The higher expenses in 2010 were primarily due to an increase in research and development activities related to the ongoing mipomersen development program and the research activities necessary to achieve our goal of adding three to five new drugs to our pipeline offset by a $2.5 million decrease because we are no longer including Regulus’ operating expenses in our 2010 operating expenses.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expenses	$29,161	$26,281
Non-cash compensation expense related to stock options	2,826	2,260

Total research and development	$31,987	$28,541

For the three months ended March 31, 2010, we incurred total research and development expenses of $29.2 million, compared to $26.3 million for the same period in 2009. The higher expenses in 2010 were primarily due to an increase in research and development activities related to the ongoing mipomersen development program and the research activities necessary to achieve our goal of adding three to five new drugs to our pipeline offset by a $2.2 million decrease because we are no longer including Regulus’ research and development expenses in our 2010 operating expenses.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Antisense drug discovery	$7,746	$5,389
Non-cash compensation expense related to stock options	803	698
Total antisense drug discovery	$8,549	$6,087

Antisense drug discovery costs for the three months ended March 31, 2010 were $7.7 million, compared to $5.4 million for the same periods in 2009, both amounts exclude non-cash compensation expense related to stock options. The higher expenses in 2010 were primarily due to increased activity levels related to our planned investment to fill our pipeline and additional spending to enhance our platform technology.  These activities resulted in an increase in personnel, laboratory supplies and research services provided by third parties in 2010.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2010	2009
Mipomersen	$6,503	$4,758
Other antisense development products	3,865	4,464
Development overhead costs	1,415	1,295
Non-cash compensation expense related to stock options	906	829
Total antisense drug development	$12,689	$11,346

Antisense drug development expenditures were $11.8 million for the three months ended March 31, 2010, compared to $10.5 million for the same period in 2009, both amounts exclude non-cash compensation expense related to stock options. We attribute the increase primarily to the broad Phase 3 program for mipomersen slightly offset by the decrease in our metabolic disease development projects.  Development overhead costs were $1.4 million for the three months ended March 31, 2010 and were slightly higher compared to $1.3 million for the same period in 2009.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Manufacturing and operations	$4,133	$2,804
Non-cash compensation expense related to stock options	404	325

Total manufacturing and operations	$4,537	$3,129

Manufacturing and operations expenses for the three months ended March 31, 2010 were $4.1 million, compared to $2.8 million for the same period in 2009, both amounts exclude non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of an increase in manufacturing supplies, personnel costs to support our expanded clinical development programs including our broad Phase 3 program for mipomersen and depreciation expense related to the upgrades made to our manufacturing facility.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2010	2009
Personnel costs	$1,984	$1,967
Occupancy	1,542	1,622
Depreciation and amortization	1,239	1,221
Insurance	228	225
Other	505	673
Non-cash compensation expense related to stock options	713	720
Total R&D support costs	$6,211	$6,428

R&D support costs for the three months ended March 31, 2010 were $5.5 million, compared to $5.7 million for the same period in 2009, both amounts exclude non-cash compensation expense related to stock options.  The decrease relates to Regulus’ R&D support costs of $293,000 that was included in the three months ended March 31, 2009 which we are no longer including in our 2010 operating expenses.

General and Administrative Expenses

General and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations, and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2010	2009
General and administrative expenses	$2,289	$3,234
Non-cash compensation expense related to stock options	530	443
Total general and administrative expenses	$2,819	$3,677

General and administrative expenses for the three months ended March 31, 2010 were $2.3 million, compared to $3.2 million for the same period in 2009.  The decrease primarily relates to Regulus’ general and administrative expenses of $657,000 for the three months ended March 31, 2009 which we are no longer including in our 2010 operating expenses.  All amounts discussed exclude non-cash compensation expense related to stock options.

Equity in Net Loss of Regulus Therapeutics Inc.

Beginning in the first quarter of 2010, as a result of adopting a new accounting standard, we no longer include Regulus’ revenue and operating expenses in our operating results.  Instead we are presenting our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  Prior to the adoption of the new accounting standard, we consolidated Regulus’ financial results on a line-by-line basis.  See Note 2, Significant Accounting Policies, and Note 3, Investment in Regulus Therapeutics Inc., in the Notes to the condensed consolidated financial statements for a more detailed explanation of this change.

Our equity in net loss of Regulus for the three months ended March 31, 2010 was $1.5 million.  Under the new standard, we had the option to adopt it on a retrospective or prospective basis.  We chose to adopt it prospectively therefore we did not adjust our prior period results.  If we had retrospectively adopted the new standard, the equity in net loss of Regulus for the first three months of 2009 would have been $2.8 million which would have represented our share of Regulus’ loss in the first quarter of 2009 plus $1.7 million in losses which would have been previously suspended.  Under the equity method of accounting, we were required to suspend losses if our share of Regulus’ net loss exceeds the amount of funding we were required to provide.  When we made the $10 million investment in March 2009, we would have recognized all of the suspended losses.

Investment Income

Investment income for the three months ended March 31, 2010 totaled $955,000, compared to $2.1 million for the same period in 2009.  The decrease in investment income was primarily due to a lower average return on our investments resulting from the current market conditions and a lower average cash balance.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $3.2 million and was slightly higher compared to $3.1 million for the same period in 2009.

Gain (Loss) on Investments, Net

Loss on investments for the three months ended March 31, 2010 was $1.0 million, compared to a gain on investment of $58,000 for the same period in 2009.  The net loss on investments for the first three months of 2010 consists of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and a $149,000 valuation allowance we recorded related to our investment in Excaliard slightly offset by realized gains on sales of our available-for-sale securities.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.  The gain on investments for the first three months of 2009 represents gains on sales of our available-for-sale securities.

Income Tax Expense

Even though we finished the first quarter of 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI in early 2009.  We recorded income tax expense in continuing operations of $160,000 for the first three months of 2009 as part of our financial results from continuing operations.

Net Loss from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss from continuing operations, including income tax expense and equity in net loss of Regulus Therapeutics Inc.	$(9,658)	$(1,691)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	—	913
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(9,658)	$(778)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended March 31, 2010 was $9.7 million, compared to $778,000 for the same period in 2009.  The increase in our net loss from continuing operations was primarily due to the following:

•                  $4.2 million increase in our net operating loss;

•                  $1.2 million decrease in investment income due to a lower average return on investments resulting from the current market conditions and a lower average cash balance; and

•                  $880,000 non-cash loss related to the impairment of our equity investment in ATL.

Net Income from Discontinued Operations

Since we sold Ibis to AMI in the first quarter of 2009 and Ibis met the criteria for a component of an entity, we reflected Ibis as a discontinued operation on our financial statements.  Accordingly, we have presented the operating results of Ibis in our condensed consolidated statements of operations as discontinued operations.  Net income from discontinued operations, net of tax, for the three months ended March 31, 2009 was $187.0 million and primarily consisted of the $202.5 million gain less $15.5 million of income taxes.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders for the three months ended March 31, 2010 was $9.7 million, compared to a net income of $186.2 million for the same period in 2009.  Basic and diluted net loss per share for the three months ended March 31, 2010 was $0.10 per share, compared to basic and diluted net income of $1.91 per share for the same period in 2009.  Net income and net income per share in 2009 primarily consisted of the $187.0 million gain, net of tax, which we recognized when we sold Ibis to AMI in the first quarter of 2009.

Regulus Therapeutics Segment

Regulus’ revenue for the three months ended March 31, 2010 was $686,000 and was slightly higher compared to $638,000 for the same period in 2009.

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expenses	$2,791	$2,156
General and administrative expenses	801	657
Non-cash compensation expense related to stock options	162	(310)
Total Regulus’ operating expenses	$3,754	$2,503

Operating expenses for Regulus were $3.6 million for the three months ended March 31, 2010, compared to $2.8 million for the same period in 2009, both amounts exclude non-cash compensation expense related to stock options.  The increase was primarily related to Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration, which began in April 2008.  With the strategic alliance with GSK, we anticipate that Regulus’ expenses will increase going forward as Regulus advances its research and development activities.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt.

From our inception through March 31, 2010, we have earned approximately $848.6 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2010, we have raised net proceeds of approximately $817.1 million from the sale of our equity securities and we have borrowed approximately $562.2 million under long-term debt arrangements to finance a portion of our operations.

As of March 31, 2010, we had cash, cash equivalents and short-term investments of $519.1 million and stockholders’ equity of $284.4 million.  In comparison, we had cash, cash equivalents and short-term investments of $574.3 million and stockholders’ equity of $302.1 million at December 31, 2009.  At March 31, 2010, we had consolidated working capital of $438.3 million, compared to $484.7 million at December 31, 2009.  The decrease in cash and working capital primarily relates to cash used in the first quarter of 2010 for our operations, including a $7.7 million payment that we made for 2009 income taxes, along with a $30.7 million decrease because we are no longer including Regulus’ cash in our cash balance.  Our cash balance at March 31, 2010 does not include the $35 million upfront payment that we received in April 2010 from our recent preferred partnership with GSK.  Including the money from GSK, so far in 2010, we have received more than $55 million from our corporate partnerships.

As of March 31, 2010, our debt and other obligations totaled $135.5 million, compared to $140.8 million at December 31, 2009.  The decrease primarily relates to the $5.3 million convertible promissory note and the $949,000 equipment financing arrangement on the books of Regulus as of December 31, 2009 which we are no longer consolidating in our 2010 balance sheet and $963,000 of principal payments we made on our equipment financing arrangement, offset by $1.9 million of non-cash amortization of the debt discount we recorded in the first quarter of 2010 related to our 2 5/8 percent convertible notes.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of March 31, 2010. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$179.6	$4.3	$8.5	$166.8	$—
Equipment Financing Arrangements (principal and interest payable)	$8.7	$4.4	$4.3	$—	$—
Other Obligations (principal and interest payable)	$1.6	$0.1	$0.1	$0.1	$1.3
Operating Leases	$32.3	$3.1	$4.1	$2.3	$22.8
Total	$222.2	$11.9	$17.0	$169.2	$24.1

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have equipment financing arrangements and other obligations.

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $19.4 million in principal to finance the purchase of equipment.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4 percent.  We are using the equipment purchased under the loan agreement as collateral.  We have drawn down $13.0 million in principal under this loan agreement at a weighted average interest rate of 6.65 percent.  The carrying balance under this loan agreement at March 31, 2010 and December 31, 2009 was $8.1 million and $10.0 million, respectively.

We currently occupy approximately 138,500 square feet of laboratory and office space, including a 28,704 square foot facility, which houses our manufacturing suites for our drug development business built to meet Good Manufacturing Practices.  We are located in four buildings in Carlsbad, California. We lease all of these buildings under lease agreements. The leases on the three buildings we primarily use for laboratory and office space for our drug development business expire at the end of 2011.

On March 30, 2010 we entered a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed will construct a new 176,000 square foot research facility in Carlsbad, California.  Upon completion of construction, we will lease the new facility for a 20-year term and consolidate the majority of our operations in the new facility.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.

Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with owning and maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the facility is not yet built, it is difficult for us to calculate our future payment obligations under the lease.  However, as of March 31, 2010, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $172 million.

We also lease from BioMed an approximately 28,700 square foot facility that houses our manufacturing suites for our drug development business.  On March 30, 2010 we amended the lease to extend the term through December 31, 2031, subject to four five-year options to extend the lease, and to obtain an option to purchase the manufacturing facility on similar terms as the purchase options described above.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2010 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business.  If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2010, we had an accumulated deficit of approximately $705.1 million and stockholders’ equity of approximately $284.4 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of March 31, 2010, we had cash, cash equivalents and short-term investments equal to $519.1 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2010, the market price of our common stock ranged from $8.59 to $18.81 per share. On May 3, 2010, the closing price of our common stock on The Nasdaq Global Select Market was $10.88. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.                 CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2010.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 11, 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts failed to achieve resolution of this dispute. On May 22, 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis.  We and Ibis filed an Answer, Affirmative Defenses and Counterclaim on July 14, 2008, alleging breach of contract by Bruker.  Discovery remains in its early stage.  As such, we have no basis on which to predict or record a loss related to this claim as of March 31, 2010.  We will continue to represent and defend Ibis Biosciences in this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	(REMOVED AND RESERVED)

Not applicable

ITEM 5.	OTHER INFORMATION

On March 30, 2010 we entered a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed will construct a new 176,000 square foot research facility in Carlsbad, California.  Upon completion of construction, we will lease the new facility for a 20-year term and consolidate the majority of our operations in the new facility.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.

Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with owning and maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the facility is not yet built, it is difficult for us to calculate our future payment obligations under the lease.  However, as of March 31, 2010, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $172 million.

Under the lease we have an option to purchase the facility at the end of the fifth, sixth, seventh, eighth, ninth, fifteenth and twentieth year of the lease.  The purchase price for the purchase options ending on the fifth through ninth year will be set based on the total construction costs spent by BioMed to acquire the land and build the new facility less rent payments made through the purchase date.  The purchase price for the purchase options ending on the fifteenth and twentieth year will be based on fair market value at those times.

If we breach our obligations under the lease and do not cure the breach within specific time periods, BioMed may terminate the lease and we may be required to vacate the facility, pay the estimated present value of the future rent payments under the lease, or exercise our purchase option under the lease.

If BioMed cannot obtain the permits necessary for BioMed to construct the facility under the lease by specific dates, other than as a result of BioMed’s gross negligence or willful misconduct, then BioMed may terminate the lease and will not be required to construct the facility, and we will not have obligations under the lease.

We also lease from BioMed an approximately 28,700 square foot facility that houses our manufacturing suites for our drug development business.  On March 30, 2010 we amended the lease to extend the term through December 31, 2031, subject to four five-year options to extend the lease, and to obtain an option to purchase the manufacturing facility on similar terms as the purchase options described above.

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
10.1

Amendment #1 to the Product Development and Commercialization Agreement between Regulus Therapeutics Inc. and Glaxo Group Limited dated February 24, 2010 (with certain confidential information deleted).

10.2	Exclusive License and Nonexclusive Option Agreement between Regulus Therapeutics Inc. and Glaxo Group Limited dated February 24, 2010 (with certain confidential information deleted).

10.3	Lease Agreement between the Registrant and BMR-Gazelle Court LLC dated March 30, 2010 (with certain confidential information deleted).

10.4	Second Amendment to Lease Agreement between the Registrant and BMR-2282 Faraday Avenue LLC dated March 30, 2010 (with certain confidential information deleted).

10.5	Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated March 30, 2010 (with certain confidential information deleted).

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 6, 2010

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 6, 2010