Form 10-Q
period 2010-09-30
ISIS PHARMACEUTICALS INC
filed 2010-11-05
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of voting common stock outstanding as of November 1, 2010 was 99,231,375.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene™ is a trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,122	$105,255
Short-term investments	397,782	469,057
Contracts receivable	1,341	10,899
Inventories	1,996	2,768
Other current assets	6,309	8,147
Total current assets	507,550	596,126

Property, plant and equipment, net	35,549	27,338
Licenses, net	12,893	14,542
Patents, net	16,208	15,909
Deposits and other assets	3,658	3,269
Total assets	$575,858	$657,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,392	$4,696
Accrued compensation	4,833	7,135
Income taxes payable	—	7,323
Accrued liabilities	10,285	12,339
Current portion of long-term obligations	5,138	4,270
Current portion of deferred contract revenue	77,268	75,681
Total current liabilities	100,916	111,444
2 5/8% convertible subordinated notes	130,882	125,100
Long-term obligations, less current portion	4,304	11,478
Long-term financing obligation	10,147	—
Investment in Regulus Therapeutics Inc.	5,000	—
Long-term deferred contract revenue	70,900	107,097
Total liabilities	322,149	355,119

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,225,177 and 98,850,934 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	995,149	985,620
Accumulated other comprehensive income	1,162	2,153
Accumulated deficit	(742,701)	(696,150)
Total Isis Pharmaceuticals, Inc. stockholders’ equity	253,709	291,722
Noncontrolling interest in Regulus Therapeutics Inc.	—	10,343
Total stockholders’ equity	253,709	302,065
Total liabilities and stockholders’ equity	$575,858	$657,184

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (1)	2010	2009 (1)
Revenue:
Research and development revenue under collaborative agreements	$27,785	$25,962	$77,484	$86,415
Licensing and royalty revenue	839	809	4,569	2,924
Total revenue	28,624	26,771	82,053	89,339

Expenses:
Research and development	34,716	33,832	105,827	94,519
General and administrative	2,855	3,335	8,724	10,685
Total operating expenses	37,571	37,167	114,551	105,204

Loss from operations	(8,947)	(10,396)	(32,498)	(15,865)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(930)	—	(6,358)	—
Investment income	776	1,430	2,590	5,241
Interest expense	(3,338)	(3,185)	(9,835)	(9,421)
Gain (loss) on investments, net	(15)	123	(1,162)	2,794

Loss from continuing operations, before income tax expense	(12,454)	(12,028)	(47,263)	(17,251)

Income tax expense	—	(724)	(2)	(873)

Net loss from continuing operations	(12,454)	(12,752)	(47,265)	(18,124)

Discontinued operations:
Loss from discontinued operations	—	—	—	(29)
Gain on sale of Ibis Biosciences, Inc., net of tax	—	34	—	187,153
Net income from discontinued operations, net of tax	—	34	—	187,124

Net income (loss)	(12,454)	(12,718)	(47,265)	169,000

Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	—	1,136	—	2,906

Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(12,454)	$(11,582)	$(47,265)	$171,906

Basic and diluted net income (loss) per share:
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.13)	$(0.12)	$(0.48)	$(0.16)
Net income from discontinued operations	—	—	—	1.91
Basic and diluted net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.13)	$(0.12)	$(0.48)	$1.75
Shares used in computing basic and diluted net income (loss) per share	99,196	98,320	99,101	97,988

(1)          During the preparation of the year end 2009 annual tax provision, we determined that certain tax items had been attributed to discontinued operations that are appropriately associated with continuing operations.  As a result, we revised the tax provisions reflected in each of the first three quarters during 2009 to reflect the correction of this allocation. The historical condensed consolidated statements of operations for the three and nine months ended September 30, 2009 reflect the revised tax provisions.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009(1)
Net cash used in operating activities	$(38,090)	$(77,079)

Investing activities:
Purchases of short-term investments	(429,631)	(626,703)
Proceeds from the sale of short-term investments	483,476	440,705
Purchases of property, plant and equipment	(12,740)	(11,662)
Proceeds from land sold to BioMed	10,147	—
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	(16,228)	—
Acquisition of licenses and other assets	(3,430)	(1,915)
Purchases of strategic investments	(658)	(349)
Proceeds from sale of strategic investments	—	2,848
Net cash provided by (used in) investing activities	30,936	(197,076)

Financing activities:
Net proceeds from issuance of equity	2,036	9,795
Excess tax benefits on share-based compensation	—	170
Proceeds from equipment financing arrangement	3,083	6,394
Principal payments on debt obligations	(3,098)	(1,896)
Proceeds from sale of Ibis Biosciences, Inc. to Abbott Molecular Inc.	—	175,000
Proceeds from Alnylam’s capital contribution to Regulus Therapeutics Inc.	—	10,000
Net cash provided by financing activities	2,021	199,463

Net decrease in cash and cash equivalents	(5,133)	(74,692)
Cash and cash equivalents at beginning of period	105,255	223,985
Cash and cash equivalents at end of period	$100,122	$149,293

Supplemental disclosures of cash flow information:
Interest paid	$4,694	$4,666
Income taxes paid	$7,700	$10,205

Supplemental disclosures of non-cash investing activities:
Amounts accrued for capital and patent expenditures	$927	$1,240

(1)          During the preparation of the year end 2009 annual tax provision, we determined that certain tax items had been attributed to discontinued operations that are appropriately associated with continuing operations.  As a result, we revised the tax provisions reflected in each of the first three quarters during 2009 to reflect the correction of this allocation. The historical condensed consolidated statement of cash flows for the nine months ended September 30, 2009 reflects the revised tax provisions.

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2009. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our jointly owned subsidiary, which we began accounting for using the equity method in the first quarter of 2010.  Prior to 2010, we consolidated Regulus’ financial results on a line-by-line basis. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies, except for Regulus, under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.  During the first nine months of 2010, we recognized a $1.2 million loss on investments primarily consisting of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in Antisense Therapeutics Limited and $349,000 of valuation allowances we recorded related to the investments we made in Excaliard Pharmaceuticals, Inc. and Achaogen, Inc.  Because realization of our Excaliard and Achaogen investments is uncertain we recorded a full valuation allowance.  During the first nine months of 2009, we recognized a $2.8 million gain on investments primarily consisting of a $2.5 million gain when we sold all of the common stock of OncoGenex Pharmaceuticals Inc. that we owned.  We determined that there were no other-than-temporary declines in value of our investments during the first nine months of 2009.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs during the first nine months of 2010 and 2009.  Total inventory, which consisted of raw materials, was $2.0 million and $2.8 million as of September 30, 2010 and December 31, 2009.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patent applications that have future value. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs. We amortize patent costs over their estimated useful lives of ten years, beginning with the date the United States Patent and Trademark Office issues the patent. For the first nine months of 2010 and 2009, we recorded a non-cash charge of $1.0 million and $497,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the three and nine months ended September 30, 2010 and 2009, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would have been anti-dilutive:

•                  2 5/8% convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  As of September 30, 2010, we had collaborative arrangements with eight entities that we consider to be variable interest entities.  We are not the primary beneficiary for any of these entities.  For the nine months ended September 30, 2009, our condensed consolidated financial statements included one variable interest entity, Regulus, for which we were the primary beneficiary.  As a result of adopting the new accounting standard related to our investment in Regulus in the first quarter of 2010, we deconsolidated Regulus because we are no longer the primary beneficiary of Regulus.  See Note 3, Investment in Regulus Therapeutics Inc., for additional details.

Comprehensive income (loss)

We report, in addition to net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders, comprehensive income (loss) and its components as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Unrealized holding gains (losses)	$221	$1,351	$(66)	$4,341
Reclassification adjustment for realized losses included in net income (loss)	—	—	(925)	(1,648)
Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	(12,454)	(11,582)	(47,265)	171,906
Comprehensive income (loss)	$(12,233)	$(10,231)	$(48,256)	$174,599

Convertible debt

We account for our 2 5/8% convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8% convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense.  At September 30, 2010, the principal and accrued interest payable on our 2 5/8% convertible notes was $162.5 million and $545,000, respectively, and the fair value using quoted market prices was $152.7 million.  At December 31, 2009, the principal and accrued interest payable on the notes was $162.5 million and $1.6 million, respectively, and the fair value using quoted market prices was $165.8 million.

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

For the nine months ended September 30, 2010 and 2009, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.8%	1.9%
Dividend yield	0.0%	0.0%
Volatility	55.7%	56.9%
Expected Life	5.2 years	4.9 years

Board of Director Stock Options:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.7%	3.4%
Dividend yield	0.0%	0.0%
Volatility	57.7%	61.5%
Expected Life	7.8 years	7.7 years

ESPP:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	0.2%	0.3%
Dividend yield	0.0%	0.0%
Volatility	47.8%	56.5%
Expected Life	6 months	6 months

Stock-based compensation expense (in thousands, except per share data) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Research and development	$2,476	$2,893	$7,912	$8,031
General and administrative	484	653	1,535	1,783
Non-cash compensation expense related to stock options included in continuing operations	2,960	3,546	9,447	9,814
Non-cash compensation expense related to stock options included in equity in net loss of Regulus Therapeutics Inc.	128	—	429	—
Non-cash compensation benefit related to stock options included in discontinued operations	—	—	—	(1,558)
Total	$3,088	$3,546	$9,876	$8,256

Basic and diluted stock-based compensation expense, per share:
Net loss per share included in continuing operations	$(0.03)	$(0.04)	$(0.10)	$(0.10)
Net loss per share related to stock options included in equity in net loss of Regulus Therapeutics Inc.	—	—	—	—
Net income per share included in discontinued operations	—	—	—	0.02
Total	$(0.03)	$(0.04)	$(0.10)	$(0.08)

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

As of September 30, 2010, total unrecognized compensation cost related to non-vested stock-based compensation plans was $11.5 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.3 years.

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

In March 2010, the FASB issued a new accounting standard that establishes a revenue recognition method for milestone payments in research and development agreements.  Under the new standard, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  We have historically applied a revenue recognition method for milestone payments that is consistent with this new standard.  Therefore when we adopt this new standard in 2011, the only change required is to provide additional disclosures about the substantive nature of the milestone payments we are entitled to under our research and development agreements.

3.                                      Investment in Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development, and commercialization of microRNA-based therapeutics.  Regulus combines the strengths and assets of our and Alnylam’s technologies, know-how, and intellectual property relating to microRNA-based therapeutics.

We and Alnylam each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, as well as certain early fundamental patents in the microRNA field.  Alnylam made an initial investment of $10 million in Regulus to balance venture ownership. As of September 30, 2010, we owned 51 percent of Regulus and Alnylam owned the remaining 49 percent.  In October 2010, Regulus received a $10 million equity investment from sanofi-aventis in connection with the collaboration the two companies entered into in June 2010.  Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize on pre-negotiated terms microRNA therapeutic products that Regulus decides not to develop either itself or with a partner.

We and Alnylam provide Regulus research and development and general and administrative services under the terms of a services agreement.

In January 2009, Regulus completed a legal reorganization from a limited liability company to a C-Corporation.  In March 2009, Regulus raised $20 million in a Series A preferred equity financing, in which we and Alnylam were the sole and equal investors.

Regulus Collaborations

sanofi-aventis

In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop, and commercialize microRNA therapeutics. The alliance includes $750 million of potential milestone payments in addition to a $25 million upfront fee, a $10 million equity investment in Regulus that sanofi-aventis made in October 2010 and annual research support for three years with the option to extend two additional years. In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis.  Sanofi-aventis also received an option for a broader technology alliance that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this three-year option is worth up to an additional $50 million to Regulus. We and Alnylam are each eligible to receive 7.5% of the upfront payment and all potential milestone payments, in addition to royalties on product sales.  As a result, in July 2010 we received a payment of $1.9 million from Regulus.

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

4.                                      Discontinued Operations

In January 2009, AMI completed its acquisition of Ibis for a total purchase price of $215 million.  Since we sold Ibis to AMI and Ibis met the criteria for a component of an entity, we reflect Ibis as a discontinued operation.  Accordingly, we have presented the operating results of Ibis in our condensed consolidated statements of operations as discontinued operations.  Net income from discontinued operations for the first nine months of 2009 primarily consisted of the $202.5 million gain related to the sale of Ibis to AMI less $15.4 million of income tax expense.  The components of discontinued operations for the nine months ended September 30, 2009 are as follows (in thousands):

Revenue	$—
Total operating expenses	35
Loss from operations	(35)
Loss attributed to noncontrolling interest in Ibis Biosciences, Inc.	6
Loss from discontinued operations	(29)
Gain on sale of Ibis Biosciences, Inc., net of tax	187,153
Net income from discontinued operations, net of tax	$187,124

We do not have any remaining assets and liabilities from discontinued operations in our accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009.  We have not separately classified cash flows from discontinued operations in our condensed consolidated statement of cash flows.

5.                                      Investments

As of September 30, 2010, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2010:

One year or less	83%
After one year but within five years	17%
Total	100%

At September 30, 2010, we had an ownership interest of less than 20% in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S, Achaogen, Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard, which are privately-held and ATL and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting.  During the first nine months of 2010, we recognized a $1.2 million loss on investments primarily consisting of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and $349,000 of valuation allowances we recorded related to the investments we made in Excaliard and Achaogen.  Because realization of our Excaliard and Achaogen investments is uncertain we recorded a full valuation allowance.

Beginning in the first quarter of 2010, we deconsolidated Regulus from our condensed consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  As a result, our short-term investments balance at September 30, 2010 did not include Regulus’ short-term investments, compared to $14.5 million at December 31, 2009.  The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
September 30, 2010	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$138,096	$292	$(22)	$—	$138,366
Debt securities issued by U.S. government agencies	134,235	116	(3)	—	134,348
Debt securities issued by the U.S. Treasury	49,773	44	—	—	49,817
Debt securities issued by states of the United States and political subdivisions of the states	6,786	7	—	—	6,793
Total securities with a maturity of one year or less	328,890	459	(25)	—	329,324
Corporate debt securities	63,162	311	(32)	—	63,441
Debt securities issued by U.S. government agencies	5,010	7	—	—	5,017
Total securities with a maturity of more than one year	68,172	318	(32)	—	68,458
Subtotal	$397,062	$777	$(57)	$—	$397,782
Equity securities:
Current portion (included in Other current assets)	$1,538	$1,247	$—	$(880)	$1,905
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$1,247	$—	$(880)	$2,530
	$399,225	$2,024	$(57)	$(880)	$400,312

	Amortized	Unrealized		Estimated
December 31, 2009	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$102,598	$174	$(34)	$102,738
Debt securities issued by U.S. government agencies	151,008	178	(17)	151,169
Debt securities issued by the U.S. Treasury	32,027	42	(10)	32,059
Debt securities issued by states of the United States and political subdivisions of the states	275	—	—	275
Total securities with a maturity of one year or less	285,908	394	(61)	286,241
Corporate debt securities	41,388	262	(103)	41,547
Debt securities issued by U.S. government agencies	110,313	65	(218)	110,160
Debt securities issued by U.S. Treasury	31,136	2	(29)	31,109
Total securities with a maturity of more than one year	182,837	329	(350)	182,816
Subtotal	$468,745	$723	$(411)	$469,057
Equity securities:
Current portion (included in Other current assets)	$1,229	$2,645	$—	$3,874
Long-term portion (included in Deposits and other assets)	625	—	—	625
Subtotal	$1,854	$2,645	$—	$4,499
	$470,599	$3,368	$(411)	$473,556

Investments we consider to be temporarily impaired at September 30, 2010 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	20	$46,218	$(54)
Debt securities issued by U.S. government agencies	2	8,104	(3)
Total temporarily impaired securities	22	$54,322	$(57)

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

Below is a table of the assets that we measure at fair value on a recurring basis.  For the following major security types, we break down the inputs used to measure fair value at September 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$99,730	$80,925	$18,805	$—
Corporate debt securities (2)	201,807	—	201,807	—
Debt securities issued by U.S. government agencies (2)	139,365	—	139,365	—
Debt securities issued by the U.S. Treasury (2)	49,817	49,817	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	6,793	—	6,793	—
Equity securities (3)	1,906	1,906	—	—
Total	$499,418	$132,648	$366,770	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

7.                                    Long-Term Obligations

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $18.4 million and $1.0 million, respectively, in principal to finance the purchase of equipment until the end of the draw down period, which ended in July 2010.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4 percent.  We are using the equipment purchased under the loan agreement as collateral.  In June 2010, we drew down an additional $3.1 million in principal under the loan agreement.  As of September 30, 2010, we have drawn down $15.1 million in principal under this loan agreement at a weighted average interest rate of 6.47 percent.  The carrying balance under this loan agreement at September 30, 2010 and December 31, 2009 was $9.1 million and $10.0 million, respectively.

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

Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with owning and maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the facility is not yet built, it is difficult for us to calculate our future payment obligations under the lease.  However, as of September 30, 2010, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $172 million.

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

In conjunction with the new lease agreement with BioMed, we purchased a parcel of land for $10.1 million and subsequently sold it to BioMed, who will construct the new facility on it.  Since we have the option to purchase the facility, including the land, we have continuing involvement in the land which requires us to account for the purchase and sale of the land as a financing transaction.  As such, our fixed assets at September 30, 2010 included the land.  Additionally, we have recorded a corresponding amount in our non-current liabilities as a long-term financing obligation.  Since land is not a depreciable asset, the value of the land and financing obligation we recorded will not change until we exercise our purchase option or the lease is terminated.

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

9.                                    Income Taxes

At December 31, 2009, our balance sheet included an income taxes payable of $7.3 million.  As of September 30, 2010 our balance sheet included an income tax receivable of $517,000.  This change relates to $7.7 million of income tax payments made to various taxing authorities during the first quarter of 2010 for our 2009 estimated tax liability.  The income tax receivable primarily represents the amount that will be refunded to us in the fourth quarter of 2010.

10.                             Collaborative Arrangements and Licensing Agreements

The information discussed below represents significant partnerships we entered into during 2010 and material changes to partnerships entered into prior to 2010.  There are no other material changes from the information provided in Note 7—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Traditional Pharmaceutical Alliances and Licensing

Bristol-Myers Squibb

In July 2010, we and Bristol-Myers Squibb extended our collaboration and license agreement by two years to develop a follow-on drug that targets PCSK9.  Bristol-Myers Squibb recently discontinued a Phase 1 study of BMS-PCSK9Rx and will focus efforts on developing a follow-on drug.  When we initially entered into the collaboration and license agreement with Bristol-Myers Squibb in 2007, we received a $15 million upfront fee, which we finished amortizing into revenue when our period of performance in the original agreement ended in April 2010.

GlaxoSmithKline

In March 2010, we entered into a new strategic alliance with GSK that will apply our antisense drug discovery platform to seek out and develop new therapeutics against targets for rare and serious disease, including infectious diseases and some conditions causing blindness.

Under the terms of the agreement, which covers up to six programs, we received an upfront $35 million payment from GSK, which we began amortizing into revenue in the second quarter of 2010 over the five year period of our performance based on the research plan included in the agreement.  For the three and nine months ended September 30, 2010, we recognized revenue of $6.8 million and $8.5 million, respectively, including a $5M milestone payment from GSK for the identification of ISIS-GSK1Rx as a development candidate, and our balance sheet included deferred revenue of $31.5 million relating to the $35 million upfront payment.  We are also eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept. GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  We will be eligible to receive license fees and milestone payments, totaling up to nearly $1.5 billion, in the event all six programs are successfully developed for one or more indications and commercialized through to pre-agreed sales targets. In addition, we will receive up to double-digit royalties on sales from any product that GSK successfully commercializes.

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

The following is information for revenue, loss from operations and total assets by segment (in thousands):

	Isis Drug Discovery and Development	Regulus
Three Months Ended September 30, 2010
Revenue:
Research and development	$27,785	$2,309
Licensing and royalty	839	—
Total segment revenue	$28,624	$2,309
Loss from operations	$(8,947)	$(2,434)

	Drug Discovery and Development	Regulus	Consolidated Total
Three Months Ended September 30, 2009
Revenue:
Research and development	$25,337	$625	$25,962
Licensing and royalty	809	—	809
Total segment revenue	$26,146	$625	$26,771
Loss from operations	$(8,084)	$(2,312)	$(10,396)

	Isis Drug Discovery and Development	Regulus
Nine Months Ended September 30, 2010
Revenue:
Research and development	$77,484	$3,804
Licensing and royalty	4,569	—
Total segment revenue	$82,053	$3,804
Loss from operations	$(32,498)	$(13,377)
Total assets as of September 30, 2010	$575,858	$53,951

	Drug Discovery and Development	Regulus	Consolidated Total
Nine Months Ended September 30, 2009
Revenue:
Research and development	$84,027	$2,388	$86,415
Licensing and royalty	2,924	—	2,924
Total segment revenue	$86,951	$2,388	$89,339
Loss from operations	$(9,989)	$(5,876)	$(15,865)
Total assets as of December 31, 2009	$634,820	$22,364	$657,184

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

Concentrations of business risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Partner A	59%	62%	61%	56%
Partner B	24%	0%	10%	0%
Partner C	2%	8%	14%	7%
Partner D	0%	18%	0%	21%

Contract receivables from four significant partners comprised approximately 45%, 20%, 15% and 11% of contract receivables at September 30, 2010. Contract receivables from one significant partner comprised approximately 92% of contract receivables at December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. and Regulus Therapeutics, our jointly owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item entitled “Risk Factors” beginning on page 29 of this Report.

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

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  We remain one of the most prolific patent holders in the United States, ranked as having one of the highest ratios of issued patents per employee with more than 1,500 issued patents worldwide.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated more than $395 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

The clinical success of mipomersen, the lead drug in our cardiovascular franchise, is a clear example of the power of our RNA-based technology.  Our clinical experience with mipomersen demonstrates that antisense drugs work in man.  We and Genzyme have completed four positive Phase 3 studies planned to support the initial regulatory filings for marketing approval of mipomersen in both the U.S. and Europe in the first half of 2011.  Across all four studies, treatment with mipomersen produced promising results in patients who have persistently high LDL-C levels despite being treated on maximally tolerated lipid-lowering therapy.  These data are consistent with our observations of mipomersen in earlier clinical studies and support the profile of the drug as a novel treatment to reduce LDL-C in patients with high cholesterol, and at high cardiovascular risk and who cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.

With mipomersen we have additional evidence, as we have shown with other antisense drugs, that we can predict the activity of our drugs in man from the preclinical successes we observe in animals. We believe mipomersen’s success has validated our technology platform and increased the value of our drugs.

Since 2007, our partnerships, including our strategic alliance with GSK, have generated an aggregate of more than $825 million in payments from licensing fees, equity purchase payments and milestone payments.  In addition, for our partnered drugs we have the potential to earn more than $3.2 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy and our inventive and focused research and development capabilities.

Business Segments

We currently focus our business on two principal segments:

Drug Discovery and Development Within our primary business segment, we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs for us and our partners. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. This efficiency combined with our rational approach to selecting disease targets enables us to build a large and diverse portfolio of drugs designed to treat a variety of health conditions including cardiovascular, metabolic, inflammatory, ocular and neurodegenerative diseases, and cancer. We currently have 22 drugs in development. Our partners are developing, with our support, 11 of these 22 drugs, which substantially reduces our development costs.

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

Recent Events

Drug Development and Corporate Highlights

•                  Mipomersen is being developed by us and Genzyme for patients at high cardiovascular risk who cannot adequately control their cholesterol levels with current therapies.  Mipomersen has been shown to substantially lower LDL-C as well as lowering other atherogenic lipids linked to cardiovascular disease, including apoB, Lp(a), triglycerides and VLDL.  We and Genzyme completed the four Phase 3 studies that are planned to be included in the initial U.S. and E.U. filings for marketing approval for mipomersen.  These filings, expected in the first half of 2011, will seek approval for the treatment of patients with homozygous FH, and may also include patients with severe heterozygous FH.  Genzyme is also planning for filings in markets beyond the U.S. and E.U.

•                  We reported data on mipomersen from two Phase 3 studies that met all primary, secondary and tertiary endpoints.

•                  In the first Phase 3 study evaluating mipomersen in patients with severe hypercholesterolemia, we and Genzyme reported that the study met its primary endpoint with a 36 percent reduction in LDL-C compared with a 13 percent increase in placebo.

•                  In the second Phase 3 study evaluating mipomersen in patients with high-cholesterol at high risk for developing coronary heart disease, we and Genzyme reported that the study met its primary endpoint with a 37 percent reduction in LDL-C compared with a 5 percent decrease in placebo.

•                  In both studies, frequently observed adverse events were injection site reaction and flu-like symptoms.  Elevations in liver transaminases were observed that were generally similar in character with those seen in other studies.

•                  We added to our pipeline ISIS-GSK1Rx, the first drug selected as part of our collaboration with GSK to treat severe and rare diseases.

•                  Our partners continued to advance the drugs in our pipeline with the initiation of two Phase 3 studies for OGX-011, a Phase 2 study for OGX-427 in patients with cancer.

•                  We benefit financially as the drugs in our pipeline advance in development earning $13 million in milestone payments this year, including a $5 million milestone payment from GSK for the identification of ISIS-GSK1Rx as a development candidate.

•                  Our partner, Excaliard, reported positive Phase 2 data demonstrating that treatment with EXC 001 reduced scarring in patients following elective surgery.

•                  Sanofi-aventis invested $10 million in Regulus acquiring less than 10% ownership of the preferred outstanding shares.  The remaining preferred outstanding shares are owned by Alnylam Pharmaceuticals and us.

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

Results of Operations

As a result of adopting the new accounting standard related to our investment in Regulus, we have presented our net share of Regulus’ operating results on a separate line in our statements of operations called “Equity in net loss of Regulus Therapeutics Inc.” for the three and nine months ended September 30, 2010, compared to the line-by-line consolidation for the same periods in 2009.  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  We discuss Regulus’ operating results in a separate section below.

As a result of selling Ibis to AMI, Ibis’ financial results are considered discontinued operations.  Accordingly, we have presented the operating results of Ibis for 2009 in our financial statements separately as discontinued operations.

Revenue

Total revenue for the three and nine months ended September 30, 2010 was $28.6 million and $82.1 million, respectively, compared to $26.8 million and $89.3 million for the same periods in 2009.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  We recognized new revenue in the first nine months of 2010 in the form of an upfront fee from our new partnership with GSK, which is amortized through the first quarter of 2015, milestone payments from GSK, BMS and Achaogen and sublicensing income from Regulus’ collaboration with sanofi-aventis.  Although we recognized this new revenue, our revenue for 2010 decreased compared to 2009 because the amortization of the upfront fee from our Ortho-McNeil-Janssen Pharmaceuticals, Inc., or OMJP, collaboration ended in the third quarter of 2009.  Additionally, revenue for the first nine months of 2010 decreased by $2.4 million because we are no longer including Regulus’ revenue in our 2010 revenue.

Collaborations with Alnylam, GSK and Genzyme include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received.

Drug Discovery & Development

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2010 was $27.8 million and $77.5 million, respectively, compared to $26.0 million and $86.4 million for the same periods in 2009.  Although we recognized $13 million of revenue for the milestone payments we received and the $3.5 million of amortization of revenue related to the upfront payment we received from GSK in the first nine months of 2010, our revenue compared to the first nine months of 2009 decreased, primarily because revenue from our collaborations with OMJP ended in the third quarter of 2009.  Research and development revenue also decreased by $2.4 million because we are no longer including Regulus’ revenue in our 2010 revenue.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2010 was $839,000 and $4.6 million, respectively, compared to $809,000 and $2.9 million for the same periods in 2009.  The increase primarily relates to the $1.9 million sublicensing revenue we earned from Regulus in the second quarter of 2010 when Regulus entered into a strategic alliance with sanofi-aventis.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2010 were $37.6 million and $114.6 million, respectively, compared to $37.2 million and $105.2 million for the same periods in 2009.  The higher expenses in 2010 were primarily due to an increase in costs associated with advancing mipomersen toward its initial regulatory filings for marketing approval planned for the first half of next year and offset in part by an $8.3 million decrease because we are no longer including Regulus’ operating expenses in our 2010 operating expenses.  We expect to increase operating expenses in the fourth quarter of 2010 as we initiate a broad Phase 2 program on one of the drugs in our pipeline.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Research and development expenses	$32,240	$30,939	$97,915	$86,488
Non-cash compensation expense related to stock options	2,476	2,893	7,912	8,031
Total research and development expenses	$34,716	$33,832	$105,827	$94,519

For the three and nine months ended September 30, 2010, we incurred total research and development expenses of $32.2 million and $97.9 million, respectively, compared to $30.9 million and $86.5 million for the same periods in 2009. The higher expenses in 2010 were primarily due to an increase in costs associated with advancing mipomersen toward its initial regulatory filings for marketing approval planned for the first half of next year offset in part by a $6.5 million decrease because we are no longer including Regulus’ research and development expenses in our 2010 operating expenses.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Antisense drug discovery	$8,481	$6,987	$24,520	$18,386
Non-cash compensation expense related to stock options	722	771	2,304	2,281
Total antisense drug discovery	$9,203	$7,758	$26,824	$20,667

Antisense drug discovery costs for the three and nine months ended September 30, 2010 were $8.5 million and $24.5 million, respectively, compared to $7.0 million and $18.4 million for the same periods in 2009, all amounts exclude non-cash compensation expense related to stock options. The higher expenses in 2010 were primarily due to our planned investment to expand our pipeline by adding three to five new drugs this year and additional spending to implement an improved chemistry platform for our drugs, called Generation 2.5, that should increase the potency, expand the available routes of administration and enhance the commercial potential of our drugs.  These activities resulted in an increase in personnel, laboratory supplies and research services provided by third parties in 2010.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Mipomersen	$4,992	$7,605	$20,851	$17,894
Other antisense development projects	6,249	3,487	17,412	11,766
Development overhead costs	1,511	1,174	4,269	3,621
Non-cash compensation expense related to stock options	779	893	2,461	2,661
Total antisense drug development	$13,531	$13,159	$44,993	$35,942

Antisense drug development expenditures were $12.8 million and $42.5 million for the three and nine months ended September 30, 2010, compared to $12.3 million and $33.3 million for the same periods in 2009, all amounts exclude non-cash compensation expense related to stock options. We attribute the increase to the broad Phase 3 program for mipomersen and an increase in other antisense development projects due to the expansion of our drug pipeline.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 11 of our 22 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we are over time transitioning the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We are contributing up to the first $125 million in funding for the development costs of mipomersen. Thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Manufacturing and operations	$4,661	$3,467	$13,432	$10,078
Non-cash compensation expense related to stock options	353	353	1,156	1,052
Total manufacturing and operations	$5,014	$3,820	$14,588	$11,130

Manufacturing and operations expenses for the three and nine months ended September 30, 2010 were $4.7 million and $13.4 million, respectively, compared to $3.5 million and $10.1 million for the same periods in 2009, all amounts exclude non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of an increase in personnel costs and services provided by third parties to support our expanded clinical development programs including our broad Phase 3 program for mipomersen and depreciation expense related to the upgrades made to our manufacturing facility to prepare to manufacture mipomersen for launch.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Personnel costs	$1,959	$1,910	$5,905	$5,807
Occupancy	1,769	2,242	4,782	5,568
Depreciation and amortization	1,872	1,350	4,616	4,981
Insurance	224	224	705	681
Other	522	625	1,422	2,048
Non-cash compensation expense related to stock options	622	761	1,992	2,276
Total R&D support costs	$6,968	$7,112	$19,422	$21,361

R&D support costs for the three and nine months ended September 30, 2010 were $6.3 million and $17.4 million, respectively, compared to $6.4 million and $19.1 million for the same periods in 2009, all amounts exclude non-cash compensation expense related to stock options.  The decrease in expenses in 2010 compared to 2009 primarily relates to lease modification fees that were paid in September 2009 and a decrease in patent amortization costs.  Other R&D support costs also decreased because we are no longer including Regulus’ R&D support costs in our 2010 operating expenses.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative expenses	$2,372	$2,681	$7,189	$8,902
Non-cash compensation expense related to stock options	483	654	1,535	1,783
Total general and administrative expenses	$2,855	$3,335	$8,724	$10,685

General and administrative expenses for the three and nine months ended September 30, 2010 were $2.4 million and $7.2 million, respectively, compared to $2.7 million and $8.9 million for the same periods in 2009.  The decrease primarily relates to Regulus’ general and administrative expenses of $1.8 million for the nine months ended September 30, 2009 which we are no longer including in our 2010 operating expenses.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

Our equity in net loss of Regulus for the three and nine months ended September 30, 2010 was $930,000 and $6.4 million, respectively.  We had the option to adopt the new accounting standard on a retrospective or prospective basis.  We chose to adopt it prospectively therefore we did not adjust our prior period results.  If we had retrospectively adopted the new standard, the equity in net loss of Regulus for the three and nine months ended September 30, 2009 would have been $1.1 million and $4.7 million, respectively, which would have represented our share of Regulus’ loss in the three and nine months ended September 30, 2009 plus $1.7 million in losses for the first nine months of 2009 which would have been previously suspended.  The increase in our equity in net loss of Regulus primarily represents the increase in Regulus’ operating expenses in 2010.  We discuss expenses related to Regulus in a separate section below.  Under the equity method of accounting, we are required to suspend recognizing losses if our share of Regulus’ net loss exceeds the amount of funding we are required to provide to Regulus.  In the third quarter of 2010, because our share of Regulus’ net loss exceeded the $5 million guarantee we provided on the convertible notes Regulus issued to GSK, we suspended recording our portion of Regulus’ loss.  As of September 30, 2010, we have $261,000 of suspended losses, which we have not recognized.

Investment Income

Investment income for the three and nine months ended September 30, 2010 totaled $776,000 and $2.6 million, respectively, compared to $1.4 million and $5.2 million for the same periods in 2009.  The decrease in investment income was primarily due to a lower average return on our investments resulting from the current market conditions and a lower average cash balance.

Interest Expense

Interest expense for the three and nine months ended September 30, 2010 was $3.3 million and $9.8 million and was slightly higher compared to $3.2 million and $9.4 million for the same periods in 2009.

Gain (Loss) on Investments, Net

Loss on investments for the three and nine months ended September 30, 2010 was $15,000 and $1.2 million, respectively, compared to a gain on investment of $123,000 and $2.8 million for the same periods in 2009.  The net loss on investments for the first nine months of 2010 consists of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and $349,000 of valuation allowances we recorded related to the investments we made in Excaliard and Achaogen.  Because realization of our Excaliard and Achaogen investments is uncertain we recorded a full valuation allowance.  The gain on investments for the first nine months of 2009 primarily represents a $2.5 million gain when we sold all of the common stock of OncoGenex that we owned.

Income Tax Expense

Even though we finished the first nine months of 2009 with a net loss from continuing operations, we had taxable income, which is primarily a result of the significant upfront payments that we received from our strategic alliance with Genzyme in 2008 and the gain we recognized on the sale of Ibis to AMI in early 2009.  We recorded income tax expense of $873,000 for the first nine months of 2009 as part of our financial results from continuing operations.

Net Loss from Continuing Operations attributable to Isis Pharmaceuticals, Inc. Common Stockholders

The following table sets forth computations for our net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss from continuing operations, including income tax benefit (expense) and equity in net loss of Regulus Therapeutics Inc.	$(12,454)	$(12,752)	$(47,265)	$(18,124)
Net loss attributable to noncontrolling interest in Regulus Therapeutics Inc.	—	1,136	—	2,906
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders	$(12,454)	$(11,616)	$(47,265)	$(15,218)

Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders for the three and nine months ended September 30, 2010 was $12.5 million and $47.3 million, respectively, compared to $11.6 million and $15.2 million for the same periods in 2009.  The increase in our net loss from continuing operations for the first nine months of 2010 compared to 2009 was primarily due to the following:

•               $22.5 million increase in net operating loss, excluding Regulus, as described above;

•               $3.4 million increase in our share of Regulus’ net loss;

•               $2.7 million decrease in investment income; and

•               $4.0 million decrease in gain (loss) on investments.

Net Income from Discontinued Operations

Since we sold Ibis to AMI in the first quarter of 2009 and Ibis met the criteria for a component of an entity, we reflected Ibis as a discontinued operation on our financial statements.  Accordingly, we have presented the operating results of Ibis in our condensed consolidated statements of operations as discontinued operations.  Net income from discontinued operations, net of tax, for the three and nine months ended September 30, 2009 was $34,000 and $187.1 million, respectively, and primarily consisted of the $202.5 million gain less $15.3 million of income taxes.

Net Income (Loss) and Net Income (Loss) Per Share attributable to Isis Pharmaceuticals, Inc. Common Stockholders

Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders for the three and nine months ended September 30, 2010 was $12.5 million and $47.3 million, respectively, compared to a net loss of $11.6 million for the three months ended September 30, 2009 and net income of $171.9 million for the nine months ended September 30, 2009.  Basic and diluted net loss per share for the three and nine months ended September 30, 2010 was $0.13 per share and $0.48 per share, respectively, compared to basic and diluted net loss of $0.12 per share for the three months ended September 30, 2009 and diluted net income per share of $1.75 for the nine months ended September 30, 2009.  Net income and net income per share for the first nine months of 2009 primarily consisted of the $187.2 million gain, net of tax, which we recognized when we sold Ibis to AMI in the first quarter of 2009.

Regulus Therapeutics Segment

Regulus’ revenue for the three and nine months ended September 30, 2010 was $2.3 million and $3.8 million, respectively, compared to $625,000 and $2.4 million for the same periods in 2009.  The increase primarily relates to the amortization of the $25 million upfront payment Regulus received from sanofi-aventis in July 2010 and the $3 million upfront license fee Regulus received from GSK in February 2010 for its HCV alliance targeting miR-122.  Regulus is amortizing the $25 million and $3 million upfront payments it received from sanofi-aventis and GSK ratably into revenue through June 2015 and April 2014, respectively, which represents the end of its performance obligations based on the research and development plans included in the agreements.

The following table sets forth information on Regulus’ operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expenses	$3,803	$2,109	$14,099	$6,521
General and administrative expenses	812	621	2,653	1,757
Non-cash compensation expense/(benefit) related to stock options	128	207	429	(14)
Total Regulus’ operating expenses	$4,743	$2,937	$17,181	$8,264

Operating expenses for Regulus were $4.6 million and $16.8 million for the three and nine months ended September 30, 2010, compared to $2.7 million and $8.3 million for the same periods in 2009, all amounts exclude non-cash compensation expense related to stock options.  The increase primarily relates to the $3.8 million of sublicense fees paid to us and Alnylam from Regulus’ strategic alliance with sanofi-aventis, Regulus’ continued efforts to build its team to support its internal microRNA programs and the efforts associated with its GSK collaboration.  With the strategic alliances with GSK and sanofi-aventis, we anticipate that Regulus’ expenses will increase going forward as Regulus advances its research and development activities.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2010, we have earned approximately $900.8 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2010, we have raised net proceeds of approximately $818.1 million from the sale of our equity securities and we have borrowed approximately $565.3 million under long-term debt arrangements to finance a portion of our operations.

As of September 30, 2010, we had cash, cash equivalents and short-term investments of $497.9 million and stockholders’ equity of $253.7 million.  In comparison, we had cash, cash equivalents and short-term investments of $574.3 million and stockholders’ equity of $302.1 million at December 31, 2009.  At September 30, 2010, we had consolidated working capital of $406.6 million, compared to $484.7 million at December 31, 2009.  The decrease in cash and working capital primarily relates to cash used in the first nine months of 2010 for our operations, including a $7.7 million payment that we made for 2009 income taxes.  Our cash and working capital also decreased because we are no longer including Regulus’ cash, which was $30.7 million at December 31, 2009, in our cash balance.

As of September 30, 2010, our debt and other obligations totaled $140.3 million, compared to $140.8 million at December 31, 2009.  The decrease primarily relates to the $5.3 million convertible promissory note and the $949,000 equipment financing arrangement on the books of Regulus as of December 31, 2009 which we are no longer consolidating in our 2010 balance sheet.  Also contributing to the decrease was $3.1 million of principal payments we made in the first nine months of 2010 on our equipment financing arrangement, offset by $3.1 million of additional draw downs on our equipment financing arrangement and an increase in the carrying value of our 2 5/8 percent convertible notes related to $5.8 million of non-cash amortization of the debt discount we recorded in the first nine months of 2010.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

The following table summarizes our contractual obligations as of September 30, 2010. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$177.4	$4.3	$8.5	$164.6	$—
Equipment Financing Arrangements (principal and interest payable)	$9.7	$5.6	$4.1	$—	$—
Other Obligations (principal and interest payable)	$1.6	$0.1	$0.1	$0.1	$1.3
Operating Leases	$30.8	$3.3	$3.0	$2.3	$22.2
Total	$219.5	$13.3	$15.7	$167.0	$23.5

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we and Regulus could borrow up to $18.4 million and $1.0 million, respectively, in principal to finance the purchase of equipment until the end of the draw down period, which ended in July 2010.  The $19.4 million does not include the $600,000 Ibis borrowed in October 2008 that was fully repaid in the first quarter of 2009.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus 4 percent.  We are using the equipment purchased under the loan agreement as collateral.  In June 2010, we drew down an additional $3.1 million in principal under the loan agreement.  As of September 30, 2010, we have drawn down $15.1 million in principal under this loan agreement at a weighted average interest rate of 6.47 percent.  The carrying balance under this loan agreement at September 30, 2010 and December 31, 2009 was $9.1 million and $10.0 million, respectively.

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

Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with owning and maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the facility is not yet built, it is difficult for us to calculate our future payment obligations under the lease.  However, as of September 30, 2010, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $172 million.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2010 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because product discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2010, we had an accumulated deficit of approximately $742.7 million and stockholders’ equity of approximately $253.7 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents as well as interest income. We currently have only one product, Vitravene, approved for commercial use. This product has limited sales potential, and Novartis, our exclusive distribution partner for this product, no longer markets it. We expect to incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or services, or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding, many of the drugs in our development pipeline, including ATL, Atlantic Pharmaceuticals, Bristol-Myers Squibb, iCo, Eli Lilly and Company, OncoGenex, and Teva.  In addition, we have a major strategic alliance with Genzyme in which Genzyme will develop and commercialize mipomersen. If any of these pharmaceutical companies stop funding and/or developing these products, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these products on our own.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical trials or are in the early stages of research and development. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of September 30, 2010, we had cash, cash equivalents and short-term investments equal to $497.9 million.  If we do not meet our goals to commercialize our products, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2010, the market price of our common stock ranged from $7.59 to $14.59 per share. On November 1, 2010, the closing price of our common stock on The Nasdaq Global Select Market was $9.01. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical trial results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.               CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2010.

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

On February 11, 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. Executive level negotiations and formal mediation efforts failed to achieve resolution of this dispute. On May 22, 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis.  We and Ibis filed an Answer, Affirmative Defenses and Counterclaim on July 14, 2008, alleging breach of contract by Bruker.  Discovery remains in its early stage.  As such, we have no basis on which to predict or record a loss related to this claim as of September 30, 2010.  We will continue to represent and defend Ibis Biosciences in this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	(REMOVED AND RESERVED)

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document

10.1

First Amendment to Collaboration Research and License Agreement dated July 27, 2010 between Bristol Myers Squibb Company and the Registrant.  Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (tagged as blocks of text).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 4, 2010

/s/ B. Lynne Parshall	Director, Executive Vice President,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	November 4, 2010