Form 10-Q
period 2011-03-31
ISIS PHARMACEUTICALS INC
filed 2011-05-06
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of voting common stock outstanding as of May 2, 2011 was 99,594,202.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,200	$70,052
Short-term investments	340,622	402,301
Contracts receivable	591	1,242
Inventories	2,606	2,484
Other current assets	7,376	7,058
Total current assets	437,395	483,137
Property, plant and equipment, net	37,680	35,703
Licenses, net	11,696	12,288
Patents, net	15,773	15,821
Deposits and other assets	3,398	3,528
Total assets	$505,942	$550,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,652	$6,523
Accrued compensation	3,076	6,831
Accrued liabilities	8,134	12,389
Current portion of long-term obligations	5,145	5,645
Current portion of deferred contract revenue	73,392	74,502
Total current liabilities	94,399	105,890
Long-term deferred contract revenue	32,065	50,413
2 5/8 percent convertible subordinated notes	134,964	132,895
Long-term obligations, less current portion	4,938	5,720
Long-term financing obligation	10,147	10,147
Investment in Regulus Therapeutics Inc.	1,726	870
Total liabilities	278,239	305,935
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,580,093 and 99,393,780 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	100	99
Additional paid-in capital	1,003,595	1,000,181
Accumulated other comprehensive income	689	949
Accumulated deficit	(776,681)	(756,687)
Total stockholders’ equity	227,703	244,542
Total liabilities and stockholders’ equity	$505,942	$550,477

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Research and development revenue under collaborative agreements	$20,014	$28,556
Licensing and royalty revenue	1,133	1,370
Total revenue	21,147	29,926

Expenses:
Research and development	34,245	31,987
General and administrative	3,010	2,819
Total operating expenses	37,255	34,806

Loss from operations	(16,108)	(4,880)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(856)	(1,486)
Investment income	705	955
Interest expense	(3,415)	(3,237)
Loss on investments	(318)	(1,010)

Loss before income tax expense	(19,992)	(9,658)

Income tax expense	(2)	—

Net loss	$(19,994)	$(9,658)

Basic and diluted net loss	$(0.20)	$(0.10)
Shares used in computing basic and diluted net loss per share	99,569	99,013

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(39,842)	$(21,691)

Investing activities:
Purchases of short-term investments	(110,164)	(125,598)
Proceeds from the sale of short-term investments	170,328	158,621
Purchases of property, plant and equipment	(2,576)	(11,009)
Proceeds from land sold to BioMed	—	10,147
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	—	(16,228)
Acquisition of licenses and other assets	(511)	(516)
Purchases of strategic investments	(359)	(459)
Net cash provided by investing activities	56,718	14,958

Financing activities:
Net proceeds from issuance of equity	683	1,031
Principal payments on debt and capital lease obligations	(1,411)	(963)
Net cash (used in) provided by financing activities	(728)	68

Net increase (decrease) in cash and cash equivalents	16,148	(6,665)
Cash and cash equivalents at beginning of period	70,052	105,255
Cash and cash equivalents at end of period	$86,200	$98,590

Supplemental disclosures of cash flow information:
Interest paid	$2,275	$2,281
Income taxes paid	$2	$7,700

Supplemental disclosures of non-cash investing activities:
Amounts accrued for capital and patent expenditures	$1,222	$836

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2011 and 2010 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2010. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiaries, Isis USA Ltd. and Symphony GenIsis, Inc.  We use the equity method of accounting to account for our investment in Regulus Therapeutics Inc. (formerly Regulus Therapeutics LLC).

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

Research and development revenue under collaborative agreements

We often enter into collaborations under which we receive non-refundable upfront payments. We recognize revenue related to upfront payments ratably over our period of performance relating to the term of the contractual arrangements. Occasionally, we must estimate our period of performance when the agreements we enter into do not clearly define such information.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements. To date, we have not had to make material adjustments to our estimates. Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  Adjustments to performance periods and related adjustments to revenue amortization periods have had a material impact on our revenue on only one occasion.  When Alnylam Pharmaceuticals, Inc. terminated the single-stranded RNAi, or ssRNAi, research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events.  When we achieve these milestones, we are entitled to payment, according to the underlying agreements. We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to milestone payments upon completion of the milestone’s performance requirement.  In evaluating if a payment represents a milestone which is substantive we considered whether:

•      Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;

•      Substantive effort is involved to achieve the milestone event;

•      The amount of the milestone payment appeared reasonable either  in relation to the effort expended or to the enhancement of the value of the delivered  items;

•      There is no future performance required to earn the milestone; and

•      The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In January 2011 OncoGenex Pharmaceuticals Inc., initiated a Phase 2 trial of OGX-427 in men with metastatic prostate cancer.   We considered the initiation of a Phase 2 trial under our collaboration with OncoGenex to be a substantive milestone because the level of effort and inherent risk associated with successfully moving a drug into Phase 2 clinical development is high.  Therefore, we recognized the entire $750,000 milestone payment in the first quarter of 2011.  Further information about our collaborative arrangements can be found in Note 8 of our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

On January 1, 2011, we adopted an accounting standard on a prospective basis, which amended the criteria to identify separate units of accounting for revenue arrangements with multiple deliverables.  The new guidance replaces the concept of allocating revenue among deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  The adoption of the standard did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition for future agreements that is different from our existing multiple-element arrangements.

Prior to the adoption of the revised multiple element guidance, we recognized revenue from arrangements that contained multiple deliverables from each element of the arrangement as long as we could determine a standalone value for the delivered element and fair value for the undelivered elements, we had completed our obligation to deliver or perform on that element and we were reasonably assured of collecting the resulting receivable.

As part of our Genzyme Corporation, or Genzyme, strategic alliance, in February 2008 Genzyme made a $150 million equity investment in us by purchasing five million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee that we received in June 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan.

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

We have equity investments in privately- and publicly-held biotechnology companies.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our jointly owned subsidiary.  In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies, except for Regulus, under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-off for the first three months of 2011 and 2010.  Total inventory, which consisted of raw materials, was $2.6 million and $2.5 million as of March 31, 2011 and December 31, 2010, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their estimated useful lives of 10 years, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  For the first three months of 2011 and 2010, we recorded a non-cash charge of $582,000 and $68,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Equity method of accounting

We account for our ownership interest in Regulus using the equity method of accounting.  We include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  Under the equity method of accounting, we are required to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GlaxoSmithKline, or GSK, we will continue to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.4 million at March 31, 2011.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.  Adjustments to our estimates have had a material impact to our actual results on only one occasion.  When Alnylam terminated the ssRNAi research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the three months ended March 31, 2011 and 2010, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would have been anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

In April 2011, the remaining warrants issued to Symphony GenIsis Holdings LLC were exercised.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of March 31, 2011 and December 31, 2010, we had collaborative arrangements with eight entities that we consider to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, since we and Alnylam share the ability to impact Regulus’ economic performance, we are not the primary beneficiary of Regulus.

Comprehensive loss

We report, in addition to net loss, comprehensive loss and its components as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Comprehensive loss:
Unrealized holding gains (losses)	$(260)	$151
Reclassification adjustment for realized loss included in net loss	—	(925)
Net loss	(19,994)	(9,658)
Comprehensive loss	$(20,254)	$(10,432)

Convertible debt

We account for our 2 5/8 percent convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods.  As a result, we assigned a value to the debt component of our 2 5/8 percent convertible notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the resulting debt discount over the life of the debt as additional non-cash interest expense utilizing the effective interest method.

Segment information

Prior to 2011 we reported our results in two separate segments; Drug Discovery and Development and Regulus.  Beginning in the first quarter of 2011, we no longer consider Regulus as an operating segment because our chief decision making officer no longer reviews Regulus’ operating results for purposes of making resource allocations.   Therefore we only provide financial information and results for our Drug Discovery and Development operations.

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

For the three months ended March 31, 2011 and 2010, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.3%	2.8%
Dividend yield	0.0%	0.0%
Volatility	52.5%	55.7%
Expected Life	5.3 years	5.1 years

ESPP:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Volatility	26.5%	54.8%
Expected Life	6 months	6 months

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and the ESPP for the three months ended March 31, 2011 and 2010 (in thousands, except per share data), which was allocated as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$2,292	$2,826
General and administrative	440	530
Total	$2,732	$3,356

As of March 31, 2011, total unrecognized compensation cost related to non-vested stock-based compensation plans was $14.3 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.5 years.

3.                                      Investments

As of March 31, 2011, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury with an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2011:

One year or less	79%
After one year but within two years	18%
After two years but within three years	3%
Total	100%

In April 2011, S&P affirmed the ‘AAA/A-1+’ rating on the sovereign credit rating of the United States.  At the same time, however, S&P lowered the outlook of the long-term rating to ‘Negative’ from ‘Stable.’  The action taken by S&P pertains primarily to the long-term challenges associated with the United States’ budget deficits and rising indebtedness.  As illustrated above, our excess cash is invested primarily in short-term instruments with 97 percent of our available-for-sale securities having a maturity of less than two years.  Therefore, we do not believe the action taken by S&P impacts the carrying value of our available-for-sale securities at March 31, 2011.

At March 31, 2011, we had an ownership interest of less than 20 percent in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen, Inc.,  Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard Pharmaceuticals, Inc., which are privately-held and Antisense Therapeutics Limited, or ATL, and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting and we classify the securities in the publicly-traded companies as available-for-sale.  In the first quarter of 2011, we recognized a $318,000 loss on investments primarily consisting of a $359,000 valuation allowance we recorded related to our investment in Excaliard.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
March 31, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$169,701	$211	$(32)	$—	$169,880
Debt securities issued by U.S. government agencies	85,846	20	(54)	—	85,812
Debt securities issued by the U.S. Treasury	9,015	5	—	—	9,020
Debt securities issued by states of the United States and political subdivisions of the states	6,025	—	—	—	6,025
Total securities with a maturity of one year or less	270,587	236	(86)	—	270,737

Corporate debt securities	48,387	210	(78)	—	48,519
Debt securities issued by U.S. government agencies	18,282	5	(57)	—	18,230
Debt securities issued by the U.S. Treasury	2,508	3	—	—	2,511
Debt securities issued by states of the United States and political subdivisions of the states	619	6	—	—	625
Total securities with a maturity of more than one year	69,796	224	(135)	—	69,885

Subtotal	$340,383	$460	$(221)	$—	$340,622

Equity securities:
Current portion (included in Other current assets)	$1,538	$1,255	$—	$(880)	$1,913
Long-term portion (included in Deposits and other assets)	625	—	—	—	625

Subtotal	$2,163	$1,255	$—	$(880)	$2,538

	$342,546	$1,715	$(221)	$(880)	$343,160

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2010	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$196,010	$294	$(41)	$—	$196,263
Debt securities issued by U.S. government agencies	119,890	53	(34)	—	119,909
Debt securities issued by the U.S. Treasury	24,030	10	—	—	24,040
Debt securities issued by states of the United States and political subdivisions of the states	6,989	3	—	—	6,992
Total securities with a maturity of one year or less	346,919	360	(75)	—	347,204

Corporate debt securities	47,842	167	(44)	—	47,965
Debt securities issued by U.S. government agencies	7,139	4	(11)	—	7,132
Total securities with a maturity of more than one year	54,981	171	(55)	—	55,097

Subtotal	$401,900	$531	$(130)	$—	$402,301

Equity securities:
Current portion (included in Other current assets)	$1,538	$1,353	$—	$(880)	$2,011
Long-term portion (included in Deposits and other assets)	625	—	—	—	625

Subtotal	$2,163	$1,353	$—	$(880)	$2,636

	$404,063	$1,884	$(130)	$(880)	$404,937

Investments we consider to be temporarily impaired at March 31, 2011 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	29	$60,495	$(110)
Debt securities issued by U.S. government agencies	11	38,164	(111)
Total temporarily impaired securities	40	$98,659	$(221)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  At March 31, 2011, we had no securities that we classified as Level 3.

Below is a table of our assets that we measure at fair value on a recurring basis. For the following major security types, we break down the inputs used to measure fair value at March 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$86,176	$45,071	$41,105	$—
Corporate debt securities (2)	218,399	—	218,399	—
Debt securities issued by U.S. government agencies (2)	104,042	—	104,042	—
Debt securities issued by the U.S. Treasury (2)	11,531	11,531	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	6,650	—	6,650	—
Equity securities (3)	1,913	1,913	—	—
Total	$428,711	$58,515	$370,196	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

5.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2011	2010
Partner A	79%	56%
Partner B	3%	33%

None of our contract receivables at March 31, 2011 represented contract receivables from significant partners.  Contract receivables from two significant partners comprised approximately 30 percent and 15 percent of our contract receivables at December 31, 2010.  Included in our contract receivables at March 31, 2011 and December 31, 2010 was $535,000 and $544,000, respectively, representing 91 percent and 44 percent, respectively, of our contract receivables, due from Regulus.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries, including Regulus Therapeutics Inc., our jointly owned subsidiary.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause its results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 22 of this Report.

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key clinical value inflection points.  In this way, our organization remains small and focused.  We discover and conduct early development of new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development, commercialization and marketing expertise such as Bristol-Myers Squibb, Genzyme, GSK and Eli Lilly and Company.  We also work with a consortium of smaller companies that can exploit our technology outside our primary areas of focus using their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership through collaborations with Alnylam and Regulus, a company we established and jointly own focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities such as through collaborations with Achaogen and Archemix Corp.  Beyond human therapeutics, we benefit from the commercialization of products incorporating our technology by other companies that are better positioned to maximize the commercial potential of these inventions, such as when we sold our subsidiary Ibis Biosciences to Abbott Molecular Inc.  All of these different types of relationships are part of our unique business model and create current and future shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  As an innovator in RNA-based drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated nearly $400 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

In addition to mipomersen, many of the other drugs in our pipeline are demonstrating encouraging therapeutic activity in a variety of diseases.  Over the past couple of years, we and our partners have reported positive data from five Phase 2 studies and seven Phase 1 studies.  For example, we reported data from a positive Phase 2 study from our protein tyrosine phosphatase 1B, or PTP-1B, drug showing consistent and statistically significant reductions in short and intermediate measures of glucose control, reductions in LDL-C and a tendency toward weight loss.  We believe these characteristics create an encouraging profile for a new therapy to treat type 2 diabetics.  Many of our partnered drugs are also showing encouraging activity in numerous diseases.  Our partner Excaliard reported data from three Phase 2 studies showing that treatment with EXC 001, a locally administered antisense drug, significantly reduced scarring in patients.  These data highlight the broad therapeutic activity of antisense drugs and the power of our antisense technology platform to generate drugs that address significant medical needs.

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Since 2007, our partnerships have generated an aggregate of more than $832 million in payments from licensing fees, equity purchase payments, milestone payments and research and development funding.  In addition, for our currently partnered programs we have the potential to earn more than $3.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy as well as our inventive and focused research and development capabilities.

Recent Events

Drug Development and Corporate Highlights

•                  We and Genzyme successfully completed four Phase 3 studies that the companies plan to include in the initial United States and European filings for marketing approval of mipomersen.  These filings will seek approval for the treatment of patients with homozygous familial hypercholesterolemia (FH) and severe heterozygous FH in Europe, and homozygous FH in the United States.  Genzyme is also preparing for filings in markets beyond the United States and Europe.

•                  We initiated a Phase 1 study on ISIS-FXIRx.

•                  We received Orphan Drug Status for ISIS-SMNRx for the treatment of spinal muscular atrophy.

•                  We reported data from a Phase 1 study of ISIS-CRPRx showing that ISIS-CRPRx produced statistically significant reductions in CRP.

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

Historically, adjustments to our estimates have had a material impact to our actual results on only one occasion. When Alnylam terminated the ssRNAi research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.  The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

•                  Assessing the propriety of revenue recognition and associated deferred revenue;

•                  Determining the proper valuation of investments in marketable securities and other equity investments;

•                  Assessing the recoverability of long-lived assets, including property and equipment, intellectual property and licensed technology;

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

•                  Determining the fair value of convertible debt without the conversion feature; and

•                  Determining the fair value of stock-based compensation, including the expected life of the option, the expected stock price volatility over the term of the expected life and estimated forfeitures.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2011 was $21.1 million, compared to $29.9 million for the same period in 2010.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, we earned from OncoGenex a $750,000 milestone payment in the first quarter of 2011 related to the initiation of a Phase 2 study for OGX-427, compared to a $6 million milestone payment we earned from Bristol-Myers Squibb in the first quarter of 2010 related to the initiation of a Phase 1 study for BMS-PCSK9Rx.  In the first quarter of 2011, we recognized revenue from our collaboration with GSK, which began in the second quarter of 2010.  However, first quarter revenue did not include any revenue from BMS and Alnylam because amortization of upfront fees from those collaborations ended.

Collaborations with GSK and Genzyme include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2011 was $20.0 million, compared to $28.6 million for the same period in 2010.  The decrease was primarily due to a $750,000 milestone payment we earned from OncoGenex in the first quarter of 2011, compared to a $6 million milestone payment we earned from Bristol-Myers Squibb in the first quarter of 2010 as described above.  In the first quarter of 2011, we recognized revenue from our collaboration with GSK, which began in the second quarter of 2010.  However, first quarter revenue did not include any revenue from BMS and Alnylam because amortization of upfront fees from those collaborations ended.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2011 was $1.1 million and was slightly lower compared to $1.4 million for the three months ended March 31, 2010.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $37.3 million, compared to $34.8 million for the same period in 2010.  The higher expenses in 2011 were primarily due to an increase in costs associated with our maturing pipeline of drugs, including increases in manufacturing costs as we prepare to begin clinical studies on several of our drugs.

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to stock options from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development expenses	$31,953	$29,161
Non-cash compensation expense related to stock options	2,292	2,826

Total research and development	$34,245	$31,987

For the three months ended March 31, 2011, we incurred total research and development expenses of $32.0 million, compared to $29.2 million for the same period in 2010.  The higher expenses in the first quarter of 2011 were primarily due to an increase in costs associated with our maturing pipeline of drugs.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

As we continue to advance our antisense technology, we are investing in our antisense drug discovery programs to expand our and our partners’ drug pipeline. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs, as well as contribute to the advancement of the science behind our technology by funding core antisense technology research.

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Antisense drug discovery	$7,182	$7,746
Non-cash compensation expense related to stock options	642	803
Total antisense drug discovery	$7,824	$8,549

Antisense drug discovery costs for the three months ended March 31, 2011 were $7.2 million, compared to $7.7 million for the same period in 2010, all amounts exclude non-cash compensation expense related to stock options. The lower expenses in the first quarter of 2011 were primarily due to the timing of expenses related to ongoing research activities.  We expect our 2011 antisense drug discovery costs to be comparable to 2010.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2011	2010
Mipomersen	$3,543	$6,503
Other antisense development products	8,555	3,865
Development overhead costs	1,611	1,415
Non-cash compensation expense related to stock options	774	906
Total antisense drug development	$14,483	$12,689

Antisense drug development expenditures were $13.7 million for the three months ended March 31, 2011, compared to $11.8 million for the same period in 2010, all amounts exclude non-cash compensation expense related to stock options.  The higher expenses in the first quarter of 2011 were primarily due to an increase in costs associated with our maturing pipeline of drugs.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 11 of our 24 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we are over time transitioning the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We are contributing up to the first $125 million in funding for the development costs of mipomersen.  We anticipate that we will reach $125 million in spending in the second half of 2011, thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Manufacturing and operations	$4,551	$4,133
Non-cash compensation expense related to stock options	306	404

Total manufacturing and operations	$4,857	$4,537

Manufacturing and operations expenses for the three months ended March 31, 2011 were $4.6 million, compared to $4.1 million for the same period in 2010, all amounts exclude non-cash compensation expense related to stock options.  The increase in expenses was primarily a result of costs to manufacture the drug we need to begin clinical studies on several of our drugs.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2011	2010
Personnel costs	$2,064	$1,984
Occupancy	1,785	1,542
Depreciation and amortization	1,816	1,239
Insurance	213	228
Other	633	505
Non-cash compensation expense related to stock options	570	713
Total R&D support costs	$7,081	$6,211

R&D support costs for the three months ended March 31, 2011 were $6.5 million, compared to $5.5 million for the same period in 2010, all amounts exclude non-cash compensation expense related to stock options.  The increase in expenses in 2011 compared to 2010 primarily relates to the timing of non-cash charges related to patents and patent applications that we are no longer pursuing and a reduction in the costs we allocated to Regulus.  When Regulus moved to a separate facility in the second half of 2010, we significantly reduced the costs for facilities and support we were charging them.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2011	2010
General and administrative expenses	$2,570	$2,289
Non-cash compensation expense related to stock options	440	530
Total general and administrative expenses	$3,010	$2,819

General and administrative expenses for the three months ended March 31, 2011 were $2.6 million, and increased slightly compared to $2.3 million for the same period in 2010.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the three months ended March 31, 2011 was $856,000, compared to $1.5 million for the same period in 2010.  The decrease in our equity in net loss of Regulus reflects the decrease in Regulus’ net loss in the first quarter of 2011 compared to the same period in 2010 resulting from the additional revenue Regulus earned from its collaboration with sanofi-aventis, which began in June 2010.

Investment Income

Investment income for the three months ended March 31, 2011 was $705,000, compared to $955,000 for the same period in 2010.  The decrease in investment income was primarily due to a lower average return on our investments resulting from a lower average cash balance and current market conditions.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $3.4 million and was slightly higher compared to $3.2 million for the same period in 2010.

Loss on Investments

Loss on investments for the three months ended March 31, 2011 was $318,000, compared to a loss on investments of $1.0 million for the same period in 2010.  The loss on investments for the first three months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to our investment in Excaliard offset by nominal gains on our available for sale securities.  The loss on investments for the first three months of 2010 consists of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and a $149,000 valuation allowance we recorded related to our investment in Excaliard slightly offset by realized gains on sales of our available-for-sale securities.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.

Net Loss and Net Loss per Share

Net loss for the three months ended March 31, 2011 was $20.0 million, compared to a net loss of $9.7 million for the three months ended March 31, 2010.  Basic and diluted net loss per share for the three months ended March 31, 2011 was $0.20 per share, compared to $0.10 per share for the three months ended March 31, 2010.  Net loss for the first three months of 2011 was higher than the same period in 2010 primarily due to the increase in our net operating loss in 2011, which is discussed above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2011, we have earned approximately $948.3 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2011, we have raised net proceeds of approximately $821.2 million from the sale of our equity securities and we have borrowed approximately $566.9 million under long-term debt arrangements to finance a portion of our operations.

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $426.8 million and stockholders’ equity of $227.7 million.  In comparison, we had cash, cash equivalents and short-term investments of $472.4 million and stockholders’ equity of $244.5 million at December 31, 2010.  At March 31, 2011, we had consolidated working capital of $343.0 million, compared to $377.2 million at December 31, 2010.  The decrease in cash and working capital primarily relates to cash used for our operations.

As of March 31, 2011, our debt and other obligations totaled $145.0 million, compared to $144.3 million at December 31, 2010.  The slight increase was primarily related to $2.1 million of non-cash amortization of the debt discount we recorded in the first three months of 2011, which increased the carrying value of our 2 5/8 percent convertible notes, offset by $1.4 million of principal payments we made in the first three months of 2011 on our equipment financing arrangement.

The following table summarizes our contractual obligations as of March 31, 2011. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$175.3	$4.3	$8.5	$162.5	$—
Equipment Financing Arrangements (principal and interest payable)	$8.5	$5.3	$3.2	$—	$—
Other Obligations (principal and interest payable)	$1.5	$0.1	$0.1	$0.1	$1.2
Capital Leases	$0.9	$0.2	$0.4	$0.3	$—
Operating Leases	$31.5	$3.0	$2.8	$2.7	$23.0
Total	$217.7	$12.9	$15.0	$165.6	$24.2

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we can borrow up to $18.4 million in principal to finance the purchase of equipment until the end of the draw down period.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus four percent.  We are using the equipment purchased under the loan agreement as collateral.  As of March 31, 2011, we have drawn down $16.7 million in principal under this loan agreement at a weighted average interest rate of 6.31 percent.  The carrying balance under this loan agreement at March 31, 2011 and December 31, 2010 was $8.0 million and $9.4 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed is constructing a new 176,000 square foot research facility in Carlsbad, California.  Upon completion of construction, we will lease the new facility and consolidate the majority of our operations in the new facility.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We will begin paying rent on January 1, 2012.  Once the new facility is complete, we will be responsible for the costs associated with maintaining the facility.  Since our rent is based on a percentage of total construction costs spent by BioMed to acquire the land and build the new facility, and the construction of the facility is not complete, it is difficult for us to calculate our future payment obligations under the lease.  However, as of March 31, 2011, we estimate that the maximum potential future payments we may be required to make over the 20 year term of the lease are $154.8 million.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2011 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business.  If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Associated with our Drug Discovery and Development Business

If we or our partners fail to obtain regulatory approval for our drugs, including mipomersen, we cannot sell them.*

We cannot guarantee that any of our drugs, including mipomersen, will be safe and effective, or will be approved for commercialization.  We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including mipomersen, before a drug can be approved for sale. We must conduct these studies in compliance with Food and Drug Administration, or FDA, regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs, including mipomersen.  Even though we have completed the Phase 3 program to support our initial market for mipomersen, and Genzyme plans to file for marketing approval for mipomersen in Europe early in the third quarter of 2011 and in the United States in 2011, it is possible that regulatory agencies will not approve mipomersen for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including mipomersen, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay commercialization of the drug.

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

Successful results in preclinical or initial human clinical studies, including the Phase 3 results for mipomersen and the Phase 2 results for some of our other drugs in development, may not predict the results of subsequent clinical studies, including subsequent studies of mipomersen.  There are a number of factors that could cause a clinical study to fail or be delayed, including:

•                  the clinical study may produce negative or inconclusive results;

•                  regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;

•                  we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a drug on subjects in the trial;

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

If mipomersen or any of our other drugs is approved for marketing, our success will depend upon the medical community, patients and third-party payors accepting our drug as medically useful, cost-effective and safe. Even if the FDA or foreign regulatory agencies approve mipomersen or our other drugs for commercialization, doctors may not use our drugs to treat patients. For example, we currently have one commercially approved drug, Vitravene, a treatment for CMV retinitis in AIDS patients, which our partner is no longer marketing due to a dramatic decline in the incidence of CMV retinitis in AIDS patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market.

The degree of market acceptance for mipomersen, and any of our other drugs, depends upon a number of factors, including the:

•                  receipt and scope of regulatory approvals;

•                  establishment and demonstration in the medical and patient community of the efficacy and safety of our drugs and their potential advantages over competing products;

•                  cost and effectiveness of our drugs compared to other available therapies;

•                  patient convenience of the dosing regimen for our drugs; and

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

We depend on our collaboration with Genzyme for the development and commercialization of mipomersen.*

We have entered into a collaborative arrangement with Genzyme to develop and commercialize mipomersen.

We entered into this collaboration primarily to:

•                  fund some of our development activities for mipomersen;

•                  seek and obtain regulatory approvals for mipomersen; and

•                  successfully commercialize mipomersen.

In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize mipomersen, or if Genzyme’s efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain marketing approvals for and successfully commercialize mipomersen.  Our collaboration with Genzyme may not continue or result in the successful commercialization of mipomersen.  Genzyme can terminate our collaboration at any time.  If Genzyme stopped developing or commercializing mipomersen, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for mipomersen.  If Genzyme does not successfully commercialize mipomersen, we may receive limited or no revenues for mipomersen.  In addition, sanofi-aventis recently acquired Genzyme which could disrupt Genzyme or distract it from performing its obligations under our collaboration.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2011, we had an accumulated deficit of approximately $776.7 million and stockholders’ equity of approximately $227.7 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding many of the drugs in our development pipeline, including ATL, Atlantic Pharmaceuticals, Bristol-Myers Squibb, iCo, Eli Lilly and Company, Genzyme, GSK, OncoGenex, and Teva Pharmaceutical Industries Ltd.  If any of these pharmaceutical companies stops developing and/or funding these drugs, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these drugs on our own.

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

For example, in April 2008 the FDA provided guidance regarding approval requirements for mipomersen. The FDA indicated that reduction of LDL-C is an acceptable surrogate endpoint for accelerated approval of mipomersen for use in patients with HoFH.  The FDA required us to include data from two preclinical studies for carcinogenicity in the HoFH filing, which studies we have now completed.  The FDA also indicated that for broader indications in high risk, high cholesterol patients the FDA would require an outcome study.  This FDA guidance caused us to revise our development plans and timelines such that Genzyme’s initial regulatory filings for mipomersen will seek marketing approval for the treatment of patients with HoFH in Europe early in the third quarter of 2011 and in the United States in 2011. The European filing may also include patients with severe HeFH.

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

For example, in December 2006 the European Patent Office, or EPO, Technical Board of Appeal reinstated with amended claims our Patent EP0618925 which claims a class of antisense compounds. Prior to its reinstatement, several parties originally opposed this patent and the EPO Opposition Division revoked it in December of 2003. We intend to fully exercise our rights under this patent by pursuing licensing arrangements, but if licensing efforts are unsuccessful we may choose to assert our rights through litigation, which may be costly and which may not be resolved in our favor.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. As of March 31, 2011, we had cash, cash equivalents and short-term investments equal to $426.8 million.  If we do not meet our goals to commercialize mipomersen or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2011, the market price of our common stock ranged from $7.59 to $11.27 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.               CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2011.

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

In February 2008, we notified Bruker Daltonics, Ibis’ manufacturing and commercialization partner for the T5000 System, that we were initiating the formal dispute resolution process under Ibis’ agreement with them. We asserted that Bruker’s performance of its manufacturing, commercialization and product service obligations are unsatisfactory and fail to meet their obligations under this agreement. In May 2008, Bruker filed a complaint against Isis Pharmaceuticals, Inc. and Ibis Biosciences, Inc. in Superior Court of Middlesex County, Massachusetts alleging monetary damages due to breach of contract by us and Ibis. We and Ibis filed an Answer, Affirmative Defenses and Counterclaim in July 2008 alleging breach of contract by Bruker. In April 2011, we, Bruker, and Ibis signed a mutual release in this matter and the litigation has been formally dismissed. We will not make or receive any payment in connection with the release.

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

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (tagged as blocks of text).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 5, 2011

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	May 5, 2011