Form 10-Q
period 2011-06-30
ISIS PHARMACEUTICALS INC
filed 2011-08-08
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of voting common stock outstanding as of August 1, 2011 was 99,660,883.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

Kynamro™ is a trademark of Genzyme Corporation.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,022	$70,052
Short-term investments	310,162	402,301
Contracts receivable	5,674	1,242
Inventories	2,249	2,484
Other current assets	7,613	7,058
Total current assets	410,720	483,137
Property, plant and equipment, net	88,010	35,703
Licenses, net	11,129	12,288
Patents, net	16,444	15,821
Deposits and other assets	3,269	3,528
Total assets	$529,572	$550,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,071	$6,523
Accrued compensation	4,406	6,831
Accrued liabilities	10,873	12,389
Current portion of long-term obligations	4,911	5,645
Current portion of deferred contract revenue	68,719	74,502
Total current liabilities	91,980	105,890
Long-term deferred contract revenue	21,356	50,413
2 5/8% convertible subordinated notes	137,073	132,895
Long-term obligations, less current portion	5,465	5,720
Long-term financing liability for leased facility	58,722	10,147
Investment in Regulus Therapeutics Inc.	2,759	870
Total liabilities	317,355	305,935
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,618,525 and 99,393,780 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	100	99
Additional paid-in capital	1,006,288	1,000,181
Accumulated other comprehensive income	399	949
Accumulated deficit	(794,570)	(756,687)
Total stockholders’ equity	212,217	244,542
Total liabilities and stockholders’ equity	$529,572	$550,477

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Research and development revenue under collaborative agreements	$24,305	$21,143	$44,319	$49,699
Licensing and royalty revenue	518	2,360	1,651	3,730
Total revenue	24,823	23,503	45,970	53,429

Expenses:
Research and development	36,009	39,124	70,254	71,111
General and administrative	2,874	3,051	5,884	5,869
Total operating expenses	38,883	42,175	76,138	76,980

Loss from operations	(14,060)	(18,672)	(30,168)	(23,551)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(1,033)	(3,942)	(1,889)	(5,428)
Investment income	616	859	1,321	1,814
Interest expense	(3,437)	(3,261)	(6,851)	(6,498)
Gain (loss) on investments, net	34	(136)	(285)	(1,146)

Loss before income tax expense	(17,880)	(25,152)	(37,872)	(34,809)

Income tax expense	(9)	(2)	(11)	(2)

Net loss	$(17,889)	$(25,154)	$(37,883)	$(34,811)

Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.38)	$(0.35)
Shares used in computing basic and diluted net loss per share	99,602	99,091	99,586	99,052

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(66,019)	$(16,661)

Investing activities:
Purchases of short-term investments	(208,723)	(326,163)
Proceeds from the sale of short-term investments	298,177	302,273
Purchases of property, plant and equipment	(5,982)	(11,894)
Proceeds from land sold to BioMed	—	10,147
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	—	(16,228)
Acquisition of licenses and other assets	(1,755)	(2,455)
Purchases of strategic investments	(359)	(658)
Net cash (used in) provided by investing activities	81,358	(44,978)

Financing activities:
Proceeds from issuance of equity	876	1,282
Proceeds from equipment financing arrangement	1,625	3,083
Principal payments on debt obligations	(2,870)	(1,943)
Net cash (used in) provided by financing activities	(369)	2,422

Net (decrease) increase in cash and cash equivalents	14,970	(59,217)
Cash and cash equivalents at beginning of period	70,052	105,255
Cash and cash equivalents at end of period	$85,022	$46,038

Supplemental disclosures of cash flow information:
Interest paid	$2,398	$2,413
Income taxes paid	$2	$7,700

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,080	$831
Capitalized costs and financing liability associated with leased facility	$48,575	$—

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2010. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Research and development revenue under collaborative agreements

On January 1, 2011, we adopted an accounting standard, which amended the criteria to identify separate units of accounting for revenue arrangements with multiple deliverables.  The new guidance replaces the concept of allocating revenue among deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  The new standard is applicable on a prospective basis to agreements we entered into or materially modified after January 1, 2011.  The adoption of the standard did not impact our financial position or results of operations as of and for the six month period ended June 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition for future agreements that is different from our existing multiple-element arrangements.

For agreements that we entered into or materially modified prior to the adoption of the revised multiple element guidance, we recognize revenue from arrangements that contain multiple deliverables from each element of the arrangement as long as we can determine a standalone value for the delivered element and fair value for the undelivered elements, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

We often enter into collaborations with multiple deliverables under which we receive non-refundable upfront payments.  For collaborations where we determine that there is a single unit of accounting, we recognize revenue related to upfront payments ratably over our period of performance relating to the term of the contractual arrangements. Occasionally, we must estimate our period of performance when the agreements we entered into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have had a material impact on our revenue on only one occasion.  When Alnylam Pharmaceuticals, Inc. terminated the companies’ single-stranded RNAi, or ssRNAi, research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events.  When we achieve these milestones, we are entitled to payment, according to the underlying agreements. We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  In evaluating if a milestone is substantive we consider whether:

•                  Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;

•                  Substantive effort is involved to achieve the milestone event;

•                  The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;

•                  There is no future performance required to earn the milestone; and

•                  The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In May 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GSK and in January 2011 OncoGenex Pharmaceuticals Inc., initiated a Phase 2 trial of OGX-427 in men with metastatic prostate cancer.   We considered the initiation of Phase 1 and Phase 2 clinical trials to be substantive milestones because the level of effort and inherent risk associated with successfully moving a drug into Phase 1 and Phase 2 clinical development is high.  Therefore, we recognized the entire $5 million milestone payment from GSK in the second quarter of 2011 and the entire $750,000 milestone payment from OncoGenex in the first quarter of 2011.  Further information about our collaborative arrangements can be found in Note 6, Collaborative Arrangements and Licensing Agreements, below and Note 8 of our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

As part of our Genzyme, a Sanofi company, strategic alliance, in February 2008 Genzyme made a $150 million equity investment in us by purchasing five million shares of our common stock at $30 per share. The price Genzyme paid for our common stock represented a significant premium over the fair value of our stock.  We accounted for this premium as deferred revenue and are amortizing it along with the $175 million licensing fee that we received in June 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our jointly owned subsidiary.  In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies, except for Regulus, under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. When we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-off for the first six months of 2011 and 2010.  Total inventory, which consisted of raw materials, was $2.2 million and $2.5 million as of June 30, 2011 and December 31, 2010, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their estimated useful lives of 10 years, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  For the first six months of 2011 and 2010, we recorded a non-cash charge of $801,000 and $385,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Equity method of accounting

We account for our ownership interest in Regulus using the equity method of accounting.  We include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  Under the equity method of accounting, we are required to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GlaxoSmithKline, or GSK, we will continue to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.4 million at June 30, 2011.

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

Basic and diluted net income (loss) per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the three and six months ended June 30, 2011 and 2010, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would have been anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes; and

•                  Dilutive stock options

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of June 30, 2011 and December 31, 2010, we had collaborative arrangements with eight entities that we consider to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, since we and Alnylam share the ability to impact Regulus’ economic performance, we are not the primary beneficiary of Regulus.

Comprehensive loss

We report, in addition to net loss, comprehensive loss and its components as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive loss:
Unrealized holding losses	$(290)	$(437)	$(550)	$(286)
Reclassification adjustment for realized loss included in net loss	—	—	—	(925)
Net loss	(17,889)	(25,154)	(37,883)	(34,811)
Comprehensive loss	$(18,179)	$(25,591)	$(38,433)	$(36,022)

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

For the six months ended June 30, 2011 and 2010, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.3%	2.8%
Dividend yield	0.0%	0.0%
Volatility	51.4%	55.7%
Expected Life	5.3 years	5.1 years

ESPP:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Volatility	26.5%	54.8%
Expected Life	6 months	6 months

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and the ESPP for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data), which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Research and development	$2,284	$2,611	$4,572	$5,436
General and administrative	216	521	660	1,052
Total	$2,500	$3,132	$5,232	$6,488

As of June 30, 2011, total unrecognized compensation cost related to non-vested stock-based compensation plans was $11.6 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.3 years.

Impact of recently issued accounting standards

In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, companies have the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is effective for our fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on our financial statements.

3.                                      Investments

As of June 30, 2011, our excess cash was primarily invested in commercial paper and debt instruments with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury with an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2011:

One year or less	76%
After one year but within two years	20%
After two years but within three years	4%
Total	100%

In April 2011, S&P affirmed the ‘AAA/A-1+’ rating on the sovereign credit rating of the United States.  At the same time, however, S&P lowered the outlook of the long-term rating to ‘Negative’ from ‘Stable.’  In July 2011 Moody’s placed the AAA bond rating for the United States on review for a possible downgrade.  The actions taken by S&P and Moody’s pertain primarily to the long-term challenges associated with the United States’ budget deficits and rising indebtedness.  As illustrated above, our excess cash is invested primarily in short-term instruments with 96 percent of our available-for-sale securities having a maturity of less than two years.  Therefore, we do not believe the action taken by S&P and Moody’s impact the carrying value of our available-for-sale securities at June 30, 2011.

At June 30, 2011, we had an ownership interest of less than 20 percent in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard Pharmaceuticals, Inc., which are privately-held and Antisense Therapeutics Limited, or ATL, and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting and we classify the securities in the publicly-traded companies as available-for-sale.  In the first half of 2011, we recognized a $285,000 loss on investments primarily consisting of a $359,000 valuation allowance we recorded related to our investment in Excaliard.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
June 30, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$167,417	$196	$(51)	$—	$167,562
Debt securities issued by U.S. government agencies	57,128	25	(8)	—	57,145
Debt securities issued by the U.S. Treasury	6,513	10	—	—	6,523
Debt securities issued by states of the United States and political subdivisions of the states	7,401	—	—	—	7,401
Total securities with a maturity of one year or less	238,459	231	(59)	—	238,631
Corporate debt securities	57,591	140	(57)	—	57,674
Debt securities issued by U.S. government agencies	10,117	13	—	—	10,130
Debt securities issued by states of the United States and political subdivisions of the states	3,730	—	(3)	—	3,727
Total securities with a maturity of more than one year	71,438	153	(60)	—	71,531
Subtotal	$309,897	$384	$(119)	$—	$310,162
Equity securities:
Current portion (included in Other current assets)	$1,538	$939	$—	$(880)	$1,597
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$939	$—	$(880)	$2,222
	$312,060	$1,323	$(119)	$(880)	$312,384

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2010	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$196,010	$294	$(41)	$—	$196,263
Debt securities issued by U.S. government agencies	119,890	53	(34)	—	119,909
Debt securities issued by the U.S. Treasury	24,030	10	—	—	24,040
Debt securities issued by states of the United States and political subdivisions of the states	6,989	3	—	—	6,992
Total securities with a maturity of one year or less	346,919	360	(75)	—	347,204
Corporate debt securities	47,842	167	(44)	—	47,965
Debt securities issued by U.S. government agencies	7,139	4	(11)	—	7,132
Total securities with a maturity of more than one year	54,981	171	(55)	—	55,097
Subtotal	$401,900	$531	$(130)	$—	$402,301
Equity securities:
Current portion (included in Other current assets)	$1,538	$1,353	$—	$(880)	$2,011
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$1,353	$—	$(880)	$2,636
	$404,063	$1,884	$(130)	$(880)	$404,937

Investments we consider to be temporarily impaired at June 30, 2011 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	45	$97,370	$(108)
Debt securities issued by U.S. government agencies	4	11,541	(8)
Debt securities issued by states of the United States and political subdivisions of the states	3	3,733	(3)
Total temporarily impaired securities	52	$112,644	$(119)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  At June 30, 2011, we had no securities that we classified as Level 3.

Below is a table of our assets that we measure at fair value on a recurring basis. For the following major security types, we break down the inputs used to measure fair value at June 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$84,740	$72,845	$11,895	$—
Corporate debt securities (2)	225,236	—	225,236	—
Debt securities issued by U.S. government agencies (2)	67,275	—	67,275	—
Debt securities issued by the U.S. Treasury (2)	6,523	6,523	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	11,128	—	11,128	—
Equity securities (3)	1,597	1,597	—	—
Total	$396,499	$80,965	$315,534	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

5.                                    New Facility

The leases on our primary research and development facilities expire at the end of 2011. Rather than invest in costly renovations to our existing facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed Realty Trust, Inc. constructed. To make our move, scheduled for August 2011, as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, in May 2011, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, we were required to record the construction in progress costs for the facility as a fixed asset, which at June 30, 2011 was $48.6 million.  We also recorded a corresponding liability.  This amount is in addition to the $10.1 million we recorded in 2010 for the cost of the land.  In July 2011, we took possession of the new facility.  Therefore beginning in the third quarter, we will depreciate the cost of the facility over its economic useful life.  Our rent payments begin on January 1, 2012 and will decrease the liability over the term of the lease.

6.                                    Collaborative Arrangements and Licensing Agreements

The information discussed below represents changes to partnerships entered into prior to 2011.  There are no other changes from the information provided in Note 8—Collaborative Arrangements and Licensing Agreements of the Consolidated Financial Statements section, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Traditional Pharmaceutical Alliances and Licensing

GlaxoSmithKline

In March 2010, we entered into a strategic alliance with GSK, which covers up to six programs, in which we use our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness.  This alliance allows us to control and facilitate rapid development of drugs while still being eligible to receive milestone payments as we advance these drugs in clinical development.

Since March 2010, we have received $48 million from GSK, which includes the $35 million upfront payment and the $3 million payment we received in May 2011 when GSK expanded the collaboration by initiating a sixth program, both of which we are amortizing over the five year period of our performance. In addition we have received $10 million in milestone payments, including a $5 million milestone payment we earned in the second quarter of 2011 for initiating a Phase 1 clinical study for ISIS-TTRRx, the first antisense drug to enter development under our strategic alliance with GSK.  We are also eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept. GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  If all six programs are successfully developed for one or more indications and commercialized through pre-agreed sales targets we could receive license fees and milestone payments totaling up to nearly $1.5 billion. In addition, we will receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.  During the three and six months ended June 30, 2011, we recognized revenue of $7.0 million and $8.7 million, respectively, from our relationship with GSK compared to $1.8 million in the same periods of 2010. Our balance sheet at June 30, 2011 included deferred revenue of $29.1 million, related to the upfront and expansion payments.

7.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Partner A	67%	71%	72%	62%
Partner B	28%	7%	19%	3%
Partner C	3%	4%	3%	20%

Contract receivables from one significant partner comprised approximately 90 percent of our contract receivables at June 30, 2011. Contract receivables from two significant partners comprised approximately 30 percent and 15 percent of our contract receivables at December 31, 2010. Included in our contract receivables at June 30, 2011 and December 31, 2010 was $499,000 and $544,000, respectively, representing nine percent and 44 percent, respectively, of our contract receivables, due from Regulus.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” refers to Isis Pharmaceuticals, Inc. and its subsidiaries, including Regulus Therapeutics Inc., its jointly owned subsidiary.

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

Overview

We are the leading company in antisense technology, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology is a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our drug pipeline and our partners’ pipelines with antisense drugs that address significant unmet medical needs.  Our business strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key clinical value inflection points.  In this way, our organization remains small and focused.  We discover and conduct early development of new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income. We maximize the value of the drugs we discover by putting them in the hands of quality partners with late-stage development, commercialization and marketing expertise such as Bristol-Myers Squibb, Genzyme, GSK and Eli Lilly and Company.  We benefit from the expertise our partners bring to our drugs. For instance, our partner, Genzyme, plans to commercialize our lead product, mipomersen, following regulatory approval, which is expected in 2012. We also work with a consortium of smaller companies that can exploit our technology outside our primary areas of focus using their expertise in specific disease areas. We call these smaller companies our satellite companies.  In addition to our cutting edge antisense programs, we maintain technology leadership through collaborations with Alnylam and Regulus, a company we established and jointly own focused on microRNA therapeutics. We also exploit our inventions with other therapeutic opportunities such as through collaborations with Achaogen and others.  Beyond human therapeutics, we benefit from the commercialization of products incorporating our technology by other companies that are better positioned to maximize the commercial potential of these inventions, such as when we sold our subsidiary, Ibis Biosciences, to Abbott Molecular Inc.  All of these different types of relationships are part of our unique business model and create current and future shareholder value.

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  As an innovator in RNA-based drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated over $400 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

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

The clinical successes of the drugs in our pipeline continue to result in new partnering opportunities.  Since 2007, our partnerships have generated an aggregate of more than $840 million in payments from licensing fees, equity purchase payments, milestone payments and research and development funding.  In addition, for our currently partnered programs we have the potential to earn approximately $3.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, and/or royalty arrangements. Our strong financial position is a result of the persistent execution of our business strategy as well as our inventive and focused research and development capabilities.

Recent Events

Drug Development and Corporate Highlights

•                  Genzyme submitted a marketing application for mipomersen in Europe for patients with homozygous FH and severe heterozygous FH.

•      Genzyme announced the brand name, Kynamro™, that mipomersen will be marketed under if the necessary approvals are granted.

•                  Data from two Phase 3 studies of mipomersen was presented at the 79th European Atherosclerosis Society Congress.  The data highlight the potential of mipomersen in lowering Lp(a) and reducing the necessity for lipid-apheresis.

•                  We initiated Phase 1 studies on ISIS-PTP1BRx and ISIS-TTRRx, the first drug selected as part of its collaboration with GSK. Upon Phase 1 initiation,we earned a $5 million milestone payment from GSK.

•                  We and GSK expanded our collaboration by initiating a sixth program to discover and develop drugs to treat rare and infectious diseases and we received a $3 million payment from GSK.

•                  Our collaboration with GSK was awarded the Breakthrough Alliance Award of 2011 as the breakthrough deal of 2010.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2011 was $24.8 million and $46.0 million, respectively, compared to $23.5 million and $53.4 million for the same periods in 2010.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, in the first half of 2011 we recognized as revenue a $5 million milestone payment we earned from GSK for the initiation of a Phase 1 study for ISIS-TTRRx.  However, revenue in the first half of 2011 included less revenue from Bristol-Myers Squibb and Alnylam compared to the first half of 2010, primarily because amortization of upfront fees from these collaborations ended in 2010, although we continue to receive research support from Bristol-Myers Squibb.  In the second quarter of 2010, we earned $1.9 million from Regulus related to its strategic alliance with Sanofi, which also contributed to lower revenue in the first half of 2011.

Collaborations with our partners include ongoing research and development activities.  Therefore, we will continue to recognize significant amounts of revenue from these collaborations in the future from the amortization of the upfront fees we received.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2011 was $24.3 million and $44.3 million, respectively, compared to $21.1 million and $49.7 million for the same periods in 2010.  The lower revenue in the first half of 2011 compared to 2010 was primarily due to a $5 million milestone payment we earned from GSK in the first half of 2011 for the initiation of a Phase 1 study for ISIS-TTRRx offset by less revenue from Bristol-Myers Squibb and Alnylam, primarily because amortization of upfront fees from these collaborations ended in 2010, although we continue to receive research support from Bristol-Myers Squibb.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2011 was $518,000 and $1.7 million, respectively, compared to $2.4 million and $3.7 million for the same periods in 2010.  Revenue for the first half of 2011 was lower because in the second quarter of 2010 we earned $1.9 million from Regulus related to its strategic alliance with Sanofi.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2011 were $38.9 million and $76.1 million, respectively, compared to $42.2 million and $77.0 million for the same periods in 2010.  Our operating expenses were lower in the first half of 2011 compared to the same period in 2010 primarily due to lower non-cash compensation expense related to stock options resulting from a decrease in the average price of Isis’ stock in 2011.  Excluding non-cash stock compensation expense, our operating expenses in the first half of 2011 reflect higher costs associated with our maturing pipeline of drugs offset by lower costs associated with the completion of the mipomersen Phase 3 program that supports the initial regulatory filings.  Although our operating expenses were essentially flat compared to 2010, we expect the costs of development will increase as drugs move forward to more advanced stages of development, including into larger, longer clinical studies.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Research and development expenses	$33,724	$36,513	$65,677	$65,675
Non-cash compensation expense related to stock options	2,285	2,611	4,577	5,436
Total research and development	$36,009	$39,124	$70,254	$71,111

For the three and six months ended June 30, 2011, we incurred total research and development expenses of $33.7 million and $65.7 million, respectively, compared to $36.5 million and $65.7 million for the same periods in 2010.  Although our year-to-date research and development expenses were flat compared to 2010, we expect higher expenses in the full year 2011 compared to 2010 primarily due to an increase in costs associated with our maturing pipeline of drugs.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development will likely increase.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antisense drug discovery	$8,019	$8,293	$15,200	$16,039
Non-cash compensation expense related to stock options	671	778	1,313	1,581
Total antisense drug discovery	$8,690	$9,071	$16,513	$17,620

Antisense drug discovery costs for the three and six months ended June 30, 2011 were $8.0 million and $15.2 million, respectively, compared to $8.3 million and $16.0 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  Expenses in the first half of 2011 were lower compared to 2010 primarily due to a decrease in costs related to ongoing research activities.  We expect our 2011 antisense drug discovery costs to be comparable to 2010.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Mipomersen	$2,433	$9,356	$5,976	$15,859
Other antisense development projects	10,742	7,298	19,297	11,163
Development overhead costs	1,498	1,344	3,109	2,759
Non-cash compensation expense related to stock options	747	776	1,520	1,681
Total antisense drug development	$15,420	$18,774	$29,902	$31,462

Antisense drug development expenditures for the three and six months ended June 30, 2011 were $14.7 million and $28.4 million, respectively, compared to $18.0 million and $29.8 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  The lower expenses in the first half of 2011 were primarily due to lower costs associated with the completion of the mipomersen Phase 3 program that supports the initial regulatory filings offset by higher costs associated with our maturing pipeline of drugs.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Manufacturing and operations	$4,734	$4,636	$9,285	$8,770
Non-cash compensation expense related to stock options	304	400	611	803
Total manufacturing and operations	$5,038	$5,036	$9,896	$9,573

Manufacturing and operations expenses for the three and six months ended June 30, 2011 were $4.7 million and $9.3 million, respectively, compared to $4.6 million and $8.8 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  Manufacturing and operations expense was essentially flat in the first half of 2011 compared to 2010.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Personnel costs	$2,118	$1,962	$4,182	3,946
Occupancy	1,862	1,464	3,648	3,008
Depreciation and amortization	1,478	1,506	3,294	2,745
Insurance	214	254	427	481
Other	626	400	1,258	905
Non-cash compensation expense related to stock options	563	657	1,133	1,370
Total R&D support costs	$6,861	$6,243	$13,942	$12,455

R&D support costs for the three and six months ended June 30, 2011 were $6.3 million and $12.8 million, respectively, compared to $5.6 million and $11.1 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  The increase in expenses in 2011 compared to 2010 primarily relates to the timing of non-cash charges related to patents and patent applications that we are no longer pursuing and a reduction in the costs we allocated to Regulus.  When Regulus moved to a separate facility in the second half of 2010, we significantly reduced the costs for facilities and support we were charging them.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative expenses	$2,659	$2,530	$5,229	$4,817
Non-cash compensation expense related to stock options	215	521	655	1,052
Total general and administrative expenses	$2,874	$3,051	$5,884	$5,869

General and administrative expenses for the three and six months ended June 30, 2011 were $2.7 million and $5.2 million, respectively, a slight increase compared to $2.5 million and $4.8 million for the same periods in 2010.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the three and six months ended June 30, 2011 was $1.0 million and $1.9 million, respectively, compared to $3.9 million and $5.4 million for the same periods in 2010.  The decrease in our equity in net loss of Regulus reflects the decrease in Regulus’ net loss in the first half of 2011 compared to the same period in 2010 resulting from the additional revenue Regulus earned from its alliance with Sanofi.

Investment Income

Investment income for the three and six months ended June 30, 2011 was $616,000 and $1.3 million, respectively, compared to $859,000 and $1.8 million for the same periods in 2010.  The decrease in investment income was primarily due to a lower average return on our investments resulting from a lower average cash balance and current market conditions.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was $3.4 million and $6.9 million, respectively, and was slightly higher compared to $3.3 million and $6.5 million for the same periods in 2010.  Beginning in the third quarter, we expect an increase in interest expense as a result of additional interest expense associated with the long-term liability for our new facility.  See Note 5, New Facility, for additional information about the accounting treatment for our new facility.

Gain (Loss) on Investments, Net

Net gain (loss) on investments was a net gain of $34,000 for the three months ended June 30, 2011 and a net loss of $285,000 for the six months ended June 30, 2011 compared to a net loss on investments of $136,000 and $1.1 million for the same periods in 2010.  The net loss on investments for the first six months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to our investment in Excaliard offset by nominal gains on our available-for-sale securities.  The net loss on investments for the first six months of 2010 primarily consists of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and $349,000 of valuation allowances we recorded related to the investments we made in Excaliard and Achaogen.  Because realization of our Excaliard and Achaogen investments is uncertain we recorded a full valuation allowance.

Net Loss and Net Loss per Share

Net loss for the three and six months ended June 30, 2011 was $17.9 million and $37.9 million, respectively, compared to $25.2 million and $34.8 million for the same periods in 2010.  Basic and diluted net loss per share for the three and six months ended June 30, 2011 was $0.18 per share and $0.38 per share, respectively, compared to $0.25 per share and $0.35 per share for the same periods in 2010.  Our net loss for the second quarter of 2011 decreased compared to the same period in 2010 primarily due to a decrease in our operating expenses and a decrease in our share of Regulus’ net loss, which reflects additional revenue Regulus earned from its alliance with Sanofi.  In the first half of 2011 our net loss increased compared to the same period in 2010 primarily due to a decrease in our revenue offset in part by a decrease in our share of Regulus’ net loss as described above.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2011, we have earned approximately $973.1 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through June 30, 2011, we have raised net proceeds of approximately $821.4 million from the sale of our equity securities and we have borrowed approximately $568.5 million under long-term debt arrangements to finance a portion of our operations.

As of June 30, 2011, we had cash, cash equivalents and short-term investments of $395.2 million and stockholders’ equity of $212.2 million.  In comparison, we had cash, cash equivalents and short-term investments of $472.4 million and stockholders’ equity of $244.5 million at December 31, 2010.  At June 30, 2011, we had consolidated working capital of $318.7 million, compared to $377.2 million at December 31, 2010.  The decrease in cash and working capital primarily relates to cash used for our operations.

As of June 30, 2011, our debt and other obligations totaled $206.2 million, compared to $144.3 million at December 31, 2010.  The increase was primarily related to a $48.6 million increase in other long-term liabilities we were required to record related to the lease of our new facility, $4.2 million of non-cash amortization of the debt discount we recorded in the first six months of 2011, which increased the carrying value of our 2 5/8 percent convertible notes, and an additional draw down of $1.6 million on our equipment financing arrangement offset by $2.8 million of principal payments we made in the first six months of 2011 on our equipment financing arrangement.

The following table summarizes our contractual obligations as of June 30, 2011. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$175.3	$4.3	$171.0	$—	$—
Equipment Financing Arrangements (principal and interest payable)	$8.7	$5.1	$3.6	$—	$—
Other Obligations (principal and interest payable)	$1.5	$0.1	$0.1	$0.1	$1.2
New facility rent payments	$150.7	$2.9	$12.0	$12.6	$123.2
Capital Leases	$0.8	$0.1	$0.4	$0.3	$—
Operating Leases	$30.7	$2.5	$2.8	$2.7	$22.7
Total	$367.7	$15.0	$189.9	$15.7	$147.1

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we can borrow up to $18.4 million in principal to finance the purchase of equipment until the end of the draw down period.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus four percent.  We are using the equipment purchased under the loan agreement as collateral.  In June 2011, we drew down an additional $1.6 million in principal under the loan agreement.  As of June 30, 2011, we had drawn down $18.3 million in principal under this loan agreement at a weighted average interest rate of 6.19 percent.  The carrying balance under this loan agreement at June 30, 2011 and December 31, 2010 was $8.2 million and $9.4 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed has constructed a new facility in Carlsbad, California.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We are responsible for the costs associated with maintaining the facility.  The leases on our primary research and development facilities expire at the end of 2011. Rather than invest in costly renovations to our existing facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed Realty Trust, Inc. constructed. To make our move, scheduled for August 2011, as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, in May 2011, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  In the third quarter of 2011, we will consolidate the majority of our operations into the new facility.  Therefore, beginning in the third quarter, we will depreciate the building over its economic life and our rent payments, which begin on January 1, 2012, will decrease the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2011 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs, including mipomersen.  Even though we have completed the Phase 3 program to support our initial market for mipomersen, Genzyme has filed for marketing approval for mipomersen in Europe, and Genzyme plans to file for marketing approval in the United States in 2011, it is possible that regulatory agencies will not approve mipomersen for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including mipomersen, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay commercialization of the drug.

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

In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize mipomersen, or if Genzyme’s efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain marketing approvals for and successfully commercialize mipomersen.  Our collaboration with Genzyme may not continue or result in the successful commercialization of mipomersen.  Genzyme can terminate our collaboration at any time.  If Genzyme stopped developing or commercializing mipomersen, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for mipomersen.  If Genzyme does not successfully commercialize mipomersen, we may receive limited or no revenues for mipomersen.  In addition, Sanofi recently acquired Genzyme which could disrupt Genzyme or distract it from performing its obligations under our collaboration.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2011, we had an accumulated deficit of approximately $794.6 million and stockholders’ equity of approximately $212.2 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

For example, in April 2008 the FDA provided guidance regarding approval requirements for mipomersen. The FDA indicated that reduction of LDL-C is an acceptable surrogate endpoint for accelerated approval of mipomersen for use in patients with HoFH.  The FDA required us to include data from two preclinical studies for carcinogenicity in the HoFH filing, which studies we have now completed.  The FDA also indicated that for broader indications in high risk, high cholesterol patients the FDA would require an outcome study.  This FDA guidance caused us to revise our development plans and timelines such that in July 2011 Genzyme filed for marketing approval in Europe for the treatment of patients with HoFH and patients with severe HeFH and will seek marketing approval for the treatment of patients with HoFH in the United States in 2011.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their commercialization. As of June 30, 2011, we had cash, cash equivalents and short-term investments equal to $395.2 million.  If we do not meet our goals to commercialize mipomersen or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2011, the market price of our common stock ranged from $7.59 to $10.63 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.               CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2011.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.           (REMOVED AND RESERVED)

Not applicable

ITEM 5.           OTHER INFORMATION

The leases on our primary research and development facilities expire at the end of 2011. Rather than invest in costly renovations to our existing facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed Realty Trust, Inc. constructed. To make our move, scheduled for August 2011, as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, in May 2011, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, we were required to record the construction in progress costs for the facility as a fixed asset, which at June 30, 2011 was $48.6 million.  We also recorded a corresponding liability.  This amount is in addition to the $10.1 million we recorded in 2010 for the cost of the land.  In July 2011, we took possession of the new facility.  Therefore beginning in the third quarter, we will depreciate the cost of the facility over its economic useful life.  Our rent payments begin on January 1, 2012 and will decrease the liability over the term of the lease.

ITEM 6.           EXHIBITS

a.       Exhibits

Exhibit Number	Description of Document

10.1

Amendment #1 to the Research, Development and License Agreement dated May 11, 2011 by and between the Registrant and Glaxo Group Limited.  Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.2	Second Amendment to Lease Agreement dated May 15, 2011 between the Registrant and BMR-Gazelle Court LLC, with First Amendment to Lease Agreement included.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (tagged as blocks of text).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 8, 2011

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
(Principal financial and accounting
	officer)	August 8, 2011