Form 10-Q
period 2011-09-30
ISIS PHARMACEUTICALS INC
filed 2011-11-08
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19125

Isis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0336973
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2855 Gazelle Court, Carlsbad, CA 92010

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

The number of shares of voting common stock outstanding as of November 1, 2011 was 99,729,321.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Ibis T5000™ is a trademark of Ibis Biosciences, Inc.

Vitravene® is a registered trademark of Novartis AG.

Kynamro™ is a trademark of Genzyme Corporation.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,263	$70,052
Short-term investments	309,500	402,301
Contracts receivable	1,858	1,242
Inventories	2,915	2,484
Other current assets	7,553	7,058
Total current assets	377,089	483,137
Property, plant and equipment, net	98,019	35,703
Licenses, net	10,562	12,288
Patents, net	16,994	15,821
Deposits and other assets	3,121	3,528
Total assets	$505,785	$550,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,653	$6,523
Accrued compensation	5,233	6,831
Accrued liabilities	15,071	12,389
Current portion of long-term obligations	4,157	5,645
Current portion of deferred contract revenue	52,428	74,502
Total current liabilities	83,542	105,890
Long-term deferred contract revenue	19,415	50,413
2 5/8 percent convertible subordinated notes	139,239	132,895
Long-term obligations, less current portion	4,724	5,720
Long-term financing liability for leased facility	68,895	10,147
Investment in Regulus Therapeutics Inc.	3,145	870
Total liabilities	318,960	305,935
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,723,317 and 99,393,780 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	100	99
Additional paid-in capital	1,009,330	1,000,181
Accumulated other comprehensive income	(1,153)	949
Accumulated deficit	(821,452)	(756,687)
Total stockholders’ equity	186,825	244,542
Total liabilities and stockholders’ equity	$505,785	$550,477

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Research and development revenue under collaborative agreements	$20,189	$27,785	$64,508	$77,484
Licensing and royalty revenue	524	839	2,175	4,569
Total revenue	20,713	28,624	66,683	82,053

Expenses:
Research and development	39,924	34,716	110,178	105,827
General and administrative	3,105	2,855	8,989	8,724
Total operating expenses	43,029	37,571	119,167	114,551

Loss from operations	(22,316)	(8,947)	(52,484)	(32,498)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(386)	(930)	(2,275)	(6,358)
Investment income	575	776	1,896	2,590
Interest expense	(4,773)	(3,338)	(11,624)	(9,835)
Gain (loss) on investments, net	18	(15)	(267)	(1,162)

Loss before income tax expense	(26,882)	(12,454)	(64,754)	(47,263)

Income tax expense	—	—	(11)	(2)

Net loss	$(26,882)	$(12,454)	$(64,765)	$(47,265)

Basic and diluted net loss per share	$(0.27)	$(0.13)	$(0.65)	$(0.48)
Shares used in computing basic and diluted net loss per share	99,687	99,196	99,620	99,101

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(90,467)	$(38,090)

Investing activities:
Purchases of short-term investments	(284,379)	(429,631)
Proceeds from the sale of short-term investments	371,872	483,476
Purchases of property, plant and equipment	(7,655)	(12,740)
Proceeds from land sold to BioMed	—	10,147
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	—	(16,228)
Acquisition of licenses and other assets	(2,544)	(3,430)
Purchases of strategic investments	(359)	(658)
Net cash provided by investing activities	76,935	30,936

Financing activities:
Proceeds from issuance of equity	1,554	2,036
Proceeds from equipment financing arrangement	1,625	3,083
Principal payments on debt and capital lease obligations	(4,436)	(3,098)
Net cash (used in) provided by financing activities	(1,257)	2,021

Net decrease in cash and cash equivalents	(14,789)	(5,133)
Cash and cash equivalents at beginning of period	70,052	105,255
Cash and cash equivalents at end of period	$55,263	$100,122

Supplemental disclosures of cash flow information:
Interest paid	$4,647	$4,694
Income taxes paid	$2	$7,700

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,378	$927
Capitalized costs and financing liability associated with leased facility	$58,748	$—

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2010. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Research and development revenue under collaborative agreements

On January 1, 2011, we adopted an accounting standard, which amended the criteria to identify separate units of accounting for revenue arrangements with multiple deliverables.  The new guidance replaces the concept of allocating revenue among deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  The new standard is applicable on a prospective basis to agreements we entered into or materially modified after January 1, 2011.  The adoption of the standard did not impact our financial position or results of operations as of and for the nine month period ended September 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition for future agreements that is different from our existing multiple-element arrangements.

For agreements that we entered into or materially modified prior to the adoption of the revised multiple element guidance, we recognize revenue from each element of the arrangement as long as we can determine a standalone value for the delivered element and fair value for the undelivered elements, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

We often enter into collaborations with multiple deliverables under which we receive non-refundable upfront payments.  For collaborations where we determine that there is a single unit of accounting, we recognize revenue related to upfront payments ratably over our estimated period of performance relating to the term of the contractual arrangements. Occasionally, we must estimate our period of performance when the agreements we entered into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have had a material impact on our revenue on only one occasion.  When Alnylam Pharmaceuticals, Inc. terminated the companies’ single-stranded RNAi, or ssRNAi, research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.

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

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events.  These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraph.

Prior to the first stage in the life-cycle of our drugs, we perform a significant amount of work using our proprietary antisense technology to design chemical compounds which interact with specific genes that are good targets for drug discovery.  From these research efforts, we hope to identify a development candidate.  The designation of a development candidate is the first stage in the life-cycle of our drugs.  A development candidate is a chemical compound that has demonstrated the necessary safety and efficacy in preclinical animal studies to warrant further study in humans.  During the first step of the development stage, we or our partners study our drugs in IND-enabling studies, which are animal studies intended to support an Investigational New Drug, or IND, application and/or the foreign equivalent.  An approved IND allows us or our partners to study our development candidate in humans.  If the regulatory agency approves the IND, we or our partners initiate Phase 1 clinical trials in which we typically enroll a small number of healthy volunteers to ensure the development candidate is safe for use in patients.  If we or our partners determine that a development candidate is safe based on the Phase 1 data, we or our partners initiate Phase 2 studies that are generally larger scale studies in patients with the primary intent of determining the efficacy of the development candidate.  The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing approval from the Food and Drug Administration, or FDA, and/or foreign equivalents.  The Phase 3 studies typically involve large numbers of patients and can take up to several years to complete.   If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA or its foreign equivalents for marketing approval.  This stage of the drug’s life-cycle is the regulatory stage.  If a drug achieves marketing approval, it moves into the commercialization stage, during which our partner will market and sell the drug to patients.  Although our partner will ultimately be responsible for marketing and selling the drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner’s ability to successfully sell the drug.  The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities.  Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow our partner to successfully commercialize our drug.  Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner’s ability to sell our drugs without competition from generic drugs.  The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

Generally, the milestone events contained in our partnership agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization.  The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain.  As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve.  Therefore, as a drug progresses through the stages of its life-cycle, the value of the drug generally increases.

Development milestones in our partnerships may include the following types of events:

•                  Designation of a development candidate.  Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete;

•                  Initiation of a Phase 1 clinical trial.  Generally, Phase 1 clinical trials take one to two years to complete;

•                  Initiation or completion of a Phase 2 clinical trial.  Generally, Phase 2 clinical trials take one to three years to complete;

•                  Initiation or completion of a Phase 3 clinical trial.  Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

•                  Filing of regulatory applications for marketing approval such as a New Drug Application, or NDA, in the United States or Marketing Authorization Application in Europe.  Generally, it takes six to twelve months to prepare and submit regulatory filings.

•                  Marketing approval in a major market, such as the United States, Europe or Japan.  Generally it takes one to two years after an application is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in our partnerships may include the following types of events:

•                  First commercial sale in a particular market, such as in the United States or Europe.

•                  Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion.  The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with ongoing access to new technologies we discover, we determined that all future development, regulatory and commercialization milestones are substantive. For example, for our strategic alliance with GSK we are using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases. Alternatively, we provide on-going access to our technology to Alnylam to develop and commercialize RNA interference, or RNAi, therapeutics.  We consider milestones for both of these collaborations to be substantive.  For those agreements that do not meet the following criteria, we do not consider the future milestones to be substantive.  In evaluating if a milestone is substantive we consider whether:

•                  Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;

•                  The achievement of the milestone involves substantive effort and can only be achieved based in whole or part on our performance or the occurrence of a specific outcome resulting from our performance;

•                  The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;

•                  There is no future performance required to earn the milestone; and

•                  The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In May 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GlaxoSmithKline, or GSK, and in January 2011 OncoGenex Pharmaceuticals Inc., initiated a Phase 2 trial of OGX-427 in men with metastatic prostate cancer.   We considered the initiation of Phase 1 and Phase 2 clinical trials to be substantive milestones because the level of effort and inherent risk associated with successfully moving a drug into Phase 1 and Phase 2 clinical development is high.  Therefore, we recognized the entire $5 million milestone payment from GSK in the second quarter of 2011 and the entire $750,000 milestone payment from OncoGenex in the first quarter of 2011.  Further information about our collaborative arrangements can be found below in Note 6, Collaborative Arrangements and Licensing Agreements.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-off for the first nine months of 2011 and 2010.  Total inventory, which consisted of raw materials, was $2.9 million and $2.5 million as of September 30, 2011 and December 31, 2010, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their estimated useful lives of 10 years, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  For the first nine months of 2011 and 2010, we recorded a non-cash charge of $883,000 and $1.0 million, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Equity method of accounting

We account for our ownership interest in Regulus using the equity method of accounting.  We include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  Under the equity method of accounting, we are required to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GSK we will continue to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.4 million at September 30, 2011.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the three and nine months ended September 30, 2011 and 2010, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would have been anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes; and

•                  Dilutive stock options

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of September 30, 2011 and December 31, 2010, we had collaborative arrangements with eight entities that we consider to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, since we and Alnylam share the ability to impact Regulus’ economic performance, we are not the primary beneficiary of Regulus.

Comprehensive loss

We report, in addition to net loss, comprehensive loss and its components as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive loss:
Unrealized holding gains (losses)	$(1,552)	$221	$(2,102)	$(66)
Reclassification adjustment for realized loss included in net loss	—	—	—	(925)
Net loss	(26,882)	(12,454)	(64,765)	(47,265)
Comprehensive loss	$(28,434)	$(12,233)	$(66,867)	$(48,256)

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

For the nine months ended September 30, 2011 and 2010, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	2.3%	2.8%
Dividend yield	0.0%	0.0%
Volatility	52.4%	55.7%
Expected Life	5.3 years	5.2 years

Board of Director Stock Options:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	2.9%	2.7%
Dividend yield	0.0%	0.0%
Volatility	52.8%	57.7%
Expected Life	7.8 years	7.8 years

ESPP:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	0.1%	0.2%
Dividend yield	0.0%	0.0%
Volatility	34.9%	47.8%
Expected Life	6 months	6 months

The following table summarizes stock-based compensation expense related to employee and non-employee stock options and the ESPP for the three and nine months ended September 30, 2011 and 2010 (in thousands), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Research and development	$2,017	$2,476	$6,594	$7,912
General and administrative	347	484	1,002	1,535
Total	$2,364	$2,960	$7,596	$9,447

As of September 30, 2011, total unrecognized compensation cost related to non-vested stock-based compensation plans was $9.7 million.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.3 years.

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

3.                                      Investments

As of September 30, 2011, our excess cash was primarily invested in debt instruments and commercial paper with strong credit ratings of financial institutions, corporations, U.S. government agencies and the U.S. Treasury with an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2011:

One year or less	76%
After one year but within two years	20%
After two years but within three years	4%
Total	100%

In April 2011, S&P affirmed the ‘AAA/A-1+’ rating on the sovereign credit rating of the United States.  At the same time, however, S&P lowered the outlook of the long-term rating to ‘Negative’ from ‘Stable.’  In July 2011 Moody’s placed the AAA bond rating for the United States on review for a possible downgrade.  The actions taken by S&P and Moody’s pertain primarily to the long-term challenges associated with the United States’ budget deficits and rising indebtedness.  As illustrated above, our excess cash is invested primarily in short-term instruments with 96 percent of our available-for-sale securities having a maturity of less than two years.  Therefore, we do not believe the action taken by S&P and Moody’s impact the carrying value of our available-for-sale securities at September 30, 2011.

At September 30, 2011, we had an ownership interest of less than 20 percent in each of five private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen, Inc., Atlantic Pharmaceuticals Limited, Altair Therapeutics Inc. and Excaliard Pharmaceuticals, Inc., which are privately-held and Antisense Therapeutics Limited, or ATL, and iCo Therapeutics Inc., which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting and we classify the securities in the publicly-traded companies as available-for-sale.  During the first nine months of 2011, we recognized a $267,000 loss on investments primarily consisting of a $359,000 valuation allowance we recorded related to the investment we made in Excaliard in February 2011.  Because realization of our Excaliard investment is uncertain we recorded a full valuation allowance.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
September 30, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$149,296	$28	$(380)	$—	$148,944
Debt securities issued by U.S. government agencies	65,707	22	(9)	—	65,720
Debt securities issued by the U.S. Treasury	4,506	6	—	—	4,512
Debt securities issued by states of the United States and political subdivisions of the states	15,451	3	—	—	15,454
Total securities with a maturity of one year or less	234,960	59	(389)	—	234,630
Corporate debt securities	59,430	35	(412)	—	59,053
Debt securities issued by U.S. government agencies	12,263	6	(157)	—	12,112
Debt securities issued by states of the United States and political subdivisions of the states	3,706	1	(2)	—	3,705
Total securities with a maturity of more than one year	75,399	42	(571)	—	74,870
Subtotal	$310,359	$101	$(960)	$—	$309,500
Equity securities:
Current portion (included in Other current assets)	$1,538	$511	$—	$(880)	$1,169
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$511	$—	$(880)	$1,794
	$312,522	$612	$(960)	$(880)	$311,294

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2010	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$196,010	$294	$(41)	$—	$196,263
Debt securities issued by U.S. government agencies	119,890	53	(34)	—	119,909
Debt securities issued by the U.S. Treasury	24,030	10	—	—	24,040
Debt securities issued by states of the United States and political subdivisions of the states	6,989	3	—	—	6,992
Total securities with a maturity of one year or less	346,919	360	(75)	—	347,204
Corporate debt securities	47,842	167	(44)	—	47,965
Debt securities issued by U.S. government agencies	7,139	4	(11)	—	7,132
Total securities with a maturity of more than one year	54,981	171	(55)	—	55,097
Subtotal	$401,900	$531	$(130)	$—	$402,301
Equity securities:
Current portion (included in Other current assets)	$1,538	$1,353	$—	$(880)	$2,011
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$1,353	$—	$(880)	$2,636
	$404,063	$1,884	$(130)	$(880)	$404,937

Investments we consider to be temporarily impaired at September 30, 2011 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	66	$137,205	$(792)
Debt securities issued by U.S. government agencies	9	28,565	(166)
Debt securities issued by states of the United States and political subdivisions of the states	2	2,405	(2)
Total temporarily impaired securities	77	$168,175	$(960)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                      Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  At September 30, 2011, we had no securities that we classified as Level 3.

Below is a table of our assets that we measure at fair value on a recurring basis. For the following major security types, we break down the inputs used to measure fair value at September 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$55,239	$48,073	$7,166	$—
Corporate debt securities (2)	207,997	—	207,997	—
Debt securities issued by U.S. government agencies (2)	77,832	—	77,832	—
Debt securities issued by the U.S. Treasury (2)	4,512	4,512	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	19,159	—	19,159	—
Equity securities (3)	1,169	1,169	—	—
Total	$365,908	$53,754	$312,154	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

5.                                    New Facility

The leases on our former primary research and development facilities expire at the end of 2011. Rather than invest in costly renovations to these facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed Realty Trust, Inc. constructed. To make our move, which was completed in August 2011, as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, in May 2011, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, we recorded the costs for the facility as a fixed asset, which at September 30, 2011 was $58.8 million.  We also recorded a corresponding liability.  This amount is in addition to the $10.1 million we recorded in 2010 for the cost of the land. In the third quarter of 2011, we began depreciating the cost of the facility over its economic useful life.  Our rent payments begin on January 1, 2012 and will decrease the liability over the term of the lease.

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

As of September 30, 2011, we have received $48 million from GSK, which includes the $35 million upfront payment and the $3 million payment we received in May 2011 when GSK expanded the collaboration by initiating a sixth program, both of which we are amortizing over the five year period of our performance.  To date we have earned $15 million in milestone payments, including a $5 million milestone that we will recognize in the fourth quarter of 2011 for designation of ISIS-AATRx as the second development candidate in our collaboration with GSK.

We are also eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept. GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  If all six programs are successfully developed for one or more indications and commercialized through pre-agreed sales targets we could receive license fees and substantive milestone payments of more than $1.4 billion, including up to $358.5 million for the achievement of development milestones, up to $506.5 million for the achievement of regulatory milestones and up to $570 million for the achievement of commercialization milestones.  The development milestones exclude the $5 million milestone payment we earned in October 2011.  We will earn the next milestone payment of $2 million upon demonstrating in-vivo efficacy for the next drug discovery target.  In addition, we will receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

During the three and nine months ended September 30, 2011, we recognized revenue of $2 million and $10.7 million, respectively, from our relationship with GSK which represented 10 percent and 16 percent, respectively, of our total revenue for those periods compared to $6.8 million and $8.5 million for the same periods in 2010. Our balance sheet at September 30, 2011 and December 31, 2010 included deferred revenue of $27.2 million and $29.8 million, respectively, related to the upfront and expansion payments.

Genzyme Corporation, a Sanofi company

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing and co-development of mipomersen and a research relationship. The license and co-development agreement provides Genzyme with exclusive worldwide rights for all therapeutic purposes to our patents and know-how related to mipomersen, including the key product related patents described in the “Patent and Proprietary Rights” section under “ApoB and Mipomersen”  on page 28 of  our Annual Report on Form 10-K for the year ended December 31, 2010, and their foreign equivalents pending world-wide in various countries, including in the European Union via the European Patent Convention, Japan, Canada, Australia, New Zealand and India.   In addition, we agreed that we would not develop or commercialize another oligonucleotide-based compound designed to modulate apolipoprotein B-100 by binding to the mRNA encoding apolipoprotein B-100, throughout the world.

The transaction, which closed in June 2008, included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock at $30 per share and a share of worldwide profits on mipomersen and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales.  We may also receive over $1.5 billion in substantive milestone payments upon the achievement of pre-specified events, including up to $750 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could potentially earn under our agreement with Genzyme is $25 million when the FDA accepts the NDA for mipomersen.

Under this alliance, Genzyme is responsible for the continued development and commercialization of mipomersen.  We agreed to supply the active pharmaceutical ingredient for mipomersen for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for mipomersen, including the initial commercial launch supply, and, if approved, Genzyme will be responsible for the long term supply of mipomersen drug substance and finished drug product.  In addition, we will contribute up to the first $125 million in funding for the development costs of mipomersen, which we expect to meet in 2011. Thereafter, we and Genzyme will share external development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.  As part of our alliance, Genzyme has a first right of negotiation for ISIS-SOD1Rx.

The license and co-development agreement for mipomersen will continue in perpetuity unless earlier terminated by us or Genzyme under the following situations:

•                  Genzyme may terminate the license and co-development agreement at any time by providing written notice to Isis;

•                  We may terminate the license and co-development agreement on a country-by-country basis or in its entirety upon Genzyme’s uncured failure to use commercially reasonable efforts to develop and commercialize mipomersen in the United States, France, Germany, Italy, Spain, the United Kingdom, Japan and Canada; and

•                  Either we or Genzyme may terminate the license and co-development agreement upon the other party’s uncured failure to perform a material obligation under the agreement.

Upon termination of the license and co-development agreement, the license we granted to Genzyme for mipomersen will terminate and Genzyme will stop selling the product.  In addition, if Genzyme voluntarily terminates the agreement or we terminate the agreement in a country or countries for Genzyme’s failure to develop and commercialize mipomersen, then the rights to mipomersen will revert back to us and we may develop and commercialize mipomersen in the countries that are the subject of the termination, subject to a royalty payable to Genzyme.

If we are the subject of an acquisition, then within 180 days following the acquisition, Genzyme may elect to purchase all of our rights to receive payments under the mipomersen license and co-development agreement for a purchase price to be mutually agreed to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.

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

The price Genzyme paid for our common stock represented a significant premium over the fair value of our common stock.  We are amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008 ratably into revenue until June 2012, which represents the end of our performance obligation based on the current research and development plan.  During the three and nine months ended September 30, 2011, we recognized revenue of $16.6 million and $49.9 million, respectively, primarily related to the upfront payments we received from Genzyme, which represented 80 percent and 75 percent, respectively, of our total revenue for those periods compared to $16.8 million and $50.2 million for the same periods in 2010.  Our balance sheets at September 30, 2011 and December 31, 2010 included deferred revenue of $44.3 million and $94.1 million, respectively.

Ortho-McNeil-Janssen Pharmaceuticals, Inc., formerly Ortho-McNeil, Inc.

In September 2007, we entered into a collaboration with OMJP to discover, develop and commercialize antisense drugs to treat metabolic diseases, including type 2 diabetes. As part of the collaboration, we granted OMJP worldwide development and commercialization rights to two of our diabetes programs, our glucagon receptor, or GCGR, and glucocorticoid  receptor, or GCCR, programs. The collaboration ended and we regained the rights to drugs from both of these programs.  We intend to move forward a more potent inhibitor for our GCGR program, which we identified as part of our collaboration with OMJP.  We also intend to move forward the GCCR program.  During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with OMJP.

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

In April 2008, Bristol-Myers Squibb designated the first development candidate resulting from the collaboration for which we earned a $2 million milestone payment.  In March 2010, we earned a $6 million milestone payment from the initiation of clinical studies.  In 2010, Bristol-Myers Squibb stopped the Phase 1 study of the first development candidate and discontinued development of the drug.  In July 2010, we and Bristol-Myers Squibb extended our collaboration and license agreement by two years to work together to discover a more potent PCSK9 antisense drug to move into development.

Under the agreement, we may receive up to $245 million for the achievement of substantive pre-specified development and regulatory milestones, including up to $50 million for the achievement of development milestones and up to $195 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $2 million if Bristol-Myers Squibb selects a more potent PCSK9 antisense drug development candidate.  Bristol-Myers Squibb will also pay us royalties on sales of products resulting from the collaboration.

During the three and nine months ended September 30, 2011, we recognized revenue of $575,000 and $2 million, respectively, related to the upfront licensing fee, milestone payments and the research funding from Bristol-Myers Squibb compared to $700,000 and $11.4 million for the same periods in 2010.   Revenue for the three and nine months ended September 30, 2011 represented three percent of our total revenue for each of those periods.

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

As of September 30, 2011, we had earned $4.1 million in license fees and milestone payments related to the continued development of LY2181308. We may receive additional substantive milestone payments aggregating up to $25 million, including up to $5 million for the achievement of development milestones, up to $8 million for the achievement of regulatory milestones and up to $12 million for the achievement of commercialization milestones and royalties.  We will earn the next milestone of $5 million if Eli Lilly and Company initiates a Phase 3 study of LY2181308.

In December 2009, we reacquired LY2275796, renamed ISIS-EIF4ERx, and we are continuing to develop the drug.  Eli Lilly and Company has the right to reacquire ISIS-EIF4ERx on predefined terms prior to the initiation of Phase 3 development.  However, if we publicly disclose the results from a Phase 2 clinical study of ISIS-EIF4ERx:

•      Eli Lilly and Company may license ISIS-EIF4ERx on the predefined terms;

•      Eli Lilly and Company may tell us it is not interested in licensing ISIS-EIF4ERx, in which case we may license ISIS-EIF4ERx to another partner; or

•      Eli Lilly and Company may offer to license ISIS-EIF4ERx on terms that are lower than the predefined terms, in which case we may license ISIS-EIF4ERx to another partner so long as the licensing terms we reach with the new partner are better than terms offered by Eli Lilly and Company and we have not publicly disclosed any results from a new clinical study of ISIS-EIF4ERx prior to reaching the agreement with the new partner.

During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with Eli Lilly and Company.

Drug Discovery and Development Satellite Company Collaborations

Altair Therapeutics Inc.

In October 2007, we licensed AIR645 to Altair, a biotechnology company that was focused on the discovery, development and commercialization of novel therapeutics to treat human respiratory diseases. We granted an exclusive worldwide license to Altair for the development and commercialization of AIR645, an antisense drug for the treatment of asthma.  Altair evaluated AIR645 in patients with asthma in a Phase 2 study.  In this study, treatment with AIR645 reduced its intended target and patients tolerated the drug well.  However, reducing the target did not produce enough therapeutic benefit to warrant continued development and Altair discontinued the program.  In December 2010, we and Altair terminated our collaboration and license agreement and we reacquired AIR645 as well as Altair’s assets related to AIR645.  Altair distributed cash to its preferred shareholders in December 2010, and we received $408,000 from that distribution.  Our ownership of Altair was less than 10 percent at September 30, 2011 and December 31, 2010.

During the three and nine months ended September 30, 2011, we did not recognize any revenue from our relationship with Altair.  Also, during the three months ended September 30, 2010 we did not recognize any revenue from our relationship with Altair compared to $17,000 for the nine months ended September 30, 2010.

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

At September 30, 2011 and December 31, 2010, we owned less than 10 percent of ATL’s equity.  During the nine months ended September 30, 2011, we recognized revenue of $210,000.  For the three months ended September 30, 2011, and for the three and nine months ended September 30, 2010, we did not recognize any revenue related to this collaboration.  Our balance sheet at December 31, 2010 included deferred revenue of $210,000 related to our agreements with ATL.

Atlantic Pharmaceuticals Limited, formerly Atlantic Healthcare (UK) Limited

In March 2007, we licensed alicaforsen to Atlantic Pharmaceuticals, a UK-based specialty pharmaceutical company founded in 2006, which is developing alicaforsen for the treatment of ulcerative colitis, or UC, and other inflammatory diseases. Atlantic Pharmaceuticals is initially developing alicaforsen for pouchitis, a UC indication, followed by UC and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, we received a $2 million upfront payment from Atlantic Pharmaceuticals in the form of equity.  In September 2010, we participated in Atlantic Pharmaceuticals’ financing by agreeing to sell to Atlantic Pharmaceuticals alicaforsen drug substance in return for shares of Atlantic Pharmaceuticals’ common stock.  At September 30, 2011 and December 31, 2010, we owned approximately 12 percent of Atlantic Pharmaceuticals’ equity.

Under the agreement, we could receive substantive milestone payments totaling up to $1.4 million for the achievement of regulatory milestones for multiple indications.  Assuming Atlantic Pharmaceuticals successfully develops and commercializes alicaforsen, we will earn the next milestone payment of $600,000 if Atlantic Pharmaceuticals submits a New Drug Application for alicaforsen with the FDA.  We will also receive royalties on future product sales of alicaforsen.  Atlantic Pharmaceuticals is solely responsible for the continued development of alicaforsen.  In 2010, Atlantic Pharmaceuticals announced that in response to requests received from healthcare professionals, it was to supply alicaforsen under international Named Patient Supply regulations for patients with inflammatory bowel disease, or IBD.  Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen.

During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with Atlantic Pharmaceuticals.

Excaliard Pharmaceuticals, Inc.

In November 2007, we entered into a collaboration with Excaliard to discover and develop antisense drugs for the local treatment of fibrotic diseases, including scarring. We granted Excaliard an exclusive worldwide license for the development and commercialization of certain antisense drugs. Excaliard made an upfront payment to us in the form of equity and paid us $1 million in cash for the licensing of an antisense oligonucleotide drug targeting expression of connective tissue growth factor, or CTGF, that is activated during skin scarring following the wound healing process. At September 30, 2011 and December 31, 2010, we owned less than 10 percent of Excaliard’s equity and we have no remaining performance obligations.

In 2010 and 2011, we participated in Excaliard’s financings at nominal amounts to maintain our ownership percentage.  In addition, assuming Excaliard successfully develops and commercializes drugs it licenses from us, we may receive substantive milestone payments totaling up to $47.7 million for the achievement of key clinical and regulatory milestones, including up to $7.7 million for the achievement of development milestones and up to $40.0 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $1.2 million if Excaliard initiates a Phase 3 study for EXC001.  We will also receive royalties on antisense drugs that Excaliard develops and commercializes.  We may also receive a portion of the fees Excaliard receives if it licenses drugs from our collaboration.

During the three and nine months ended September 30, 2011, we did not recognize any revenue from our relationship with Excaliard.  Also, during the three months ended September 30, 2010 we did not recognize any revenue from our relationship with Excaliard compared to $3,000 for the nine months ended September 30, 2010.

iCo Therapeutics Inc.

In August 2005, we granted a license to iCo for the development and commercialization of iCo-007.  iCo is developing iCo-007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels such as diabetic macular edema and diabetic retinopathy. iCo paid us a $500,000 upfront fee and may pay us substantive milestone payments totaling up to $48.4 million for the achievement of clinical and regulatory milestones for multiple indications, including up to $7.9 million for the achievement of development milestones and up to $40.5 million for the achievement of regulatory milestones.  We will receive the next milestone payment of $4 million if iCo initiates a Phase 3 study for iCo-007.  In addition, we will receive royalties on any product sales of this drug. Under the terms of the agreement, iCo is solely responsible for the clinical development and commercialization of the drug.  In September 2007, iCo initiated Phase 1 clinical trials for iCo-007 and we earned a milestone payment of $1.25 million in the form of 936,875 shares of iCo’s common stock.

Over the course of our relationship, iCo has paid us in a combination of cash and equity instruments, which included common stock and convertible notes.  In February 2009, iCo completed a CAD $1.3 million financing to fund the completion of its Phase 1 clinical study of iCo-007.  We participated in the financing at a nominal amount to maintain our ownership percentage.  In January 2010, we exercised the warrants we held to purchase 1.1 million shares of iCo’s common stock and as a result our ownership in iCo at September 30, 2011 and December 31, 2010 was approximately 12 percent.

During the three and nine months ended September 30, 2010, we did not recognize any revenue from our relationship with iCo.  Also, during the three months ended September 30, 2011 we did not recognize any revenue from our relationship with iCo compared to $7,000 for the nine months ended September 30, 2011.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize OGX-011, an anti-cancer antisense drug that targets clusterin.  In July 2008, we and OncoGenex amended the co-development agreement pursuant to which OncoGenex became solely responsible for the costs, development and commercialization of OGX-011.  In exchange, OncoGenex agreed to pay us royalties on sales of OGX-011 and to share consideration it receives from licensing OGX-011 to a third party, except for consideration received by OncoGenex for the fair market value of equity and reimbursement of research and development expenses.

Under the amended agreement, we assigned to OncoGenex our rights in the patents claiming the composition and therapeutic methods of using OGX-011, and granted OncoGenex a worldwide, nonexclusive license to our know-how and patents covering our core antisense technology and manufacturing technology solely for use with OGX-011.  The key product related patent that we assigned to OncoGenex was U.S. Patent number 6,900,187  having an expiration date of at least 2020; and the key core antisense technology patents we licensed OncoGenex are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan.   In addition, we agreed that so long as OncoGenex or its commercialization partner is using commercially reasonable efforts to develop and commercialize OGX-011, we will not research, develop or commercialize an antisense compound designed to modulate clusterin.  The amended agreement will continue until OncoGenex or its commercialization partner is no longer developing or commercializing OGX-011 or until we terminate the agreement for an uncured failure by OncoGenex to make a payment required under the agreement.

In December 2009, OncoGenex granted Teva the exclusive worldwide right and license to develop and commercialize any products containing OGX-011 and related compounds, with OncoGenex having an option to co-promote OGX-011 in the United States and Canada, for which we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in milestone payments OncoGenex may receive from Teva in addition to royalties on sales of OGX-011 ranging between 3.88 percent and seven percent.  Under the agreement, this royalty is due on a country by country basis until the later of ten years following the first commercial sale of OGX-011 in the relevant country, and the expiration of the last patent we assigned or licensed to OncoGenex that covers the making, using or selling of OGX-011 in such country.

To facilitate the execution and performance of OncoGenex’s agreement with Teva, we and OncoGenex amended our license agreement primarily to give Teva the ability to cure any future potential breach by OncoGenex under our agreement.  As part of this amendment, OncoGenex agreed that if OncoGenex is the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell OGX-011, then a payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States. Any non-royalty payments OncoGenex previously paid to us are creditable towards the $20 million payment, so as a result of the $10 million payment we received from OncoGenex related to its license to Teva, the remaining amount owing in the event of a change of control as discussed above is a maximum of $10 million.

In August 2003, we and OncoGenex entered into a separate collaboration and license agreement for the development of a second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us milestone payments totaling up to $3.5 million for the achievement of clinical and regulatory milestones, including up to $1.5 million for the achievement of development milestones and up to $2 million for the achievement of regulatory milestones.  In addition, we will receive royalties on future product sales of the drug. As of September 30, 2011, OncoGenex had not achieved any milestone events related to OGX-225.  We will earn the next milestone payment of $500,000 if OncoGenex initiates a Phase 2 study for OGX-225.

In January 2005, we entered into a further agreement with OncoGenex to allow for the development of an additional second-generation antisense anti-cancer drug. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. In April 2005, OncoGenex selected OGX-427 to develop under the collaboration. OncoGenex will pay us substantive milestone payments totaling up to $5.8 million for the achievement of key clinical and regulatory milestones, including up to $1.3 million for the achievement of development milestones and up to $4.5 million for the achievement of regulatory milestones.  We will also receive royalties on future product sales of the drug.  In January 2011, we earned a $750,000 milestone payment related to OncoGenex’s phase 2 trial in men with metastatic prostate cancer.  We will earn the next milestone payment of $1.3 million if OncoGenex initiates a Phase 3 study for OGX-427.

During 2009, we sold all of the common stock of OncoGenex that we owned resulting in net cash proceeds of $2.8 million. As of December 31, 2009, we no longer owned any shares of OncoGenex.   During the nine months ended September 30, 2011, we recognized $750,000 in revenue from our relationship with OncoGenex.  For the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010, we did not recognize any revenue from our relationship with OncoGenex.  Our balance sheet at December 31, 2010 included deferred revenue of $750,000 related to our relationship with Oncogenex.

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

Under our collaboration agreement with Xenon we may receive up to $300 million in substantive milestone payments for multiple indications upon the achievement of pre-specified events, including up to $30 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $2 million if Xenon selects a development candidate.

During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with Xenon.

Technology Development Satellite Company Collaborations

Achaogen, Inc.

In 2006, we exclusively outlicensed to Achaogen, Inc. specific know-how, patents and patent applications relating to aminoglycosides. Aminoglycosides are a class of small molecule antibiotics that inhibit bacterial protein synthesis and that clinicians use to treat serious bacterial infections.  In exchange, Achaogen agreed to certain payment obligations related to aminoglycosides developed by Achaogen.  Achaogen is developing plazomicin (formerly ACHN-490), an aminoglycoside discovered by Achaogen based on the technology we licensed to Achaogen.  Plazomicin has displayed broad-spectrum activity in animals against multi-drug resistant Gram-negative bacteria that cause systemic infections, including E. coli.  The compound has also demonstrated activity against methicillin-resistant staphylococcus aureus, or MRSA.

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  In January 2009, we received a $1 million payment from Achaogen, consisting of $500,000 in cash and $500,000 in Achaogen securities, as a result of the filing of an IND for Achaogen’s aminoglycoside drug, ACHN-490.  In 2010, we received a $2 million payment from Achaogen as a result of the initiation of a Phase 2 study of ACHN-490.  At September 30, 2011 and December 31, 2010, we owned less than 10 percent of Achaogen’s equity.  In addition, assuming Achaogen successfully develops and commercializes the first two drugs, we may receive payments totaling up to $46.3 million for the achievement of key clinical, regulatory and sales events. We will also receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of Plazomicin.

During the three and nine months ended September 30, 2010, we recognized $2 million in revenue from our relationship with Achaogen.  We did not recognize any revenue from our relationship with Achaogen for the same periods in 2011.

Archemix Corp.

In August 2007, we and Archemix entered into a strategic alliance focused on aptamer drug discovery and development. Archemix obtained a license to our technology for aptamer drugs, which take advantage of the three-dimensional structure of oligonucleotides to bind to proteins rather than targeting messenger ribonucleic acid, or mRNA. Through this licensing partnership, we are providing access to our oligonucleotide chemistry and other relevant patents to facilitate the discovery and development of aptamer drugs based on Archemix’s technology. In November 2007, we received a $250,000 payment from Archemix associated with the initiation of Phase 2a trials of their aptamer drug.  In May 2009, we received a nominal payment from Archemix related to the advancement of their aptamer drug that incorporates our technology.  We will receive a portion of any sublicensing fees Archemix generates as well as up to $1.5 million for the achievement of pre-specified events and royalties on Archemix’ drugs that use our technology.

During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with Archemix.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNA interference, or RNAi, therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees for Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. For each drug Alnylam develops under this alliance, we may receive up to $3.4 million in substantive milestone payments, including up to $1.1 million for the achievement of development milestones and $2.3 million for regulatory milestones.  In December 2010, we earned a $375,000 milestone payment from Alnylam for the initiation of a Phase 1 study in their transthyretin, or TTR, program.  We will earn the next milestone payment of $750,000 if Alnylam initiates a Phase 3 study for TTR.  We retained rights to a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. We also made a $10 million equity investment in Alnylam at the time of the agreement.  During 2007, 2006 and 2005, we sold our holdings of Alnylam stock resulting in aggregate net cash proceeds of $12.2 million and a net gain on investments of $6.2 million.  As of December 31, 2007, we no longer own any shares of Alnylam.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize ssRNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay upon the occurrence of specified development and regulatory events. As of September 30, 2011, we did not have an RNAi-based drug in clinical development.

In April 2009, we and Alnylam amended our strategic collaboration and license agreement to form a new collaboration focused on the development of single-stranded RNAi technology.  Under the terms of the amended collaboration and license agreement, Alnylam paid us an upfront license fee of $11 million plus $2.6 million of research and development funding in 2009 and 2010.  In November 2010, Alnylam terminated the ssRNAi research program and we recognized $4.9 million of revenue from the upfront fee that we were amortizing into revenue over the research term.  As a result, any licenses to ssRNAi products granted by us to Alnylam under the agreement, and any obligation by Alnylam to pay milestone payments, royalties or sublicense payments to us for ssRNAi products under the agreement, terminated.  We continue to advance the development of ssRNAi technology and during the course of the collaboration, we made improvements in the activity of ssRNAi compounds, including increased efficacy and potency as well as enhanced distribution.

As of September 30, 2011, we had earned a total of $37.1 million from Alnylam resulting from sublicenses of our technology for the development of RNAi therapeutics that Alnylam has granted to pharmaceutical partners.  During the three and nine months ended September 30, 2010, we recognized $1.4 million and $4.1 million, in revenue from our relationship with Alnylam.  During the three and nine months ended September 30, 2011, we did not recognize any revenue from our relationship with Alnylam.

AVI BioPharma, Inc., formerly Ercole Biotech, Inc.

In May 2003, we and Ercole entered an agreement in which each party cross-licensed its respective intellectual property related to alternative RNA splicing.  As part of the agreement, we granted Ercole an additional license to some of our chemistry patents.  Assuming Ercole successfully develops and commercializes a drug incorporating the splicing technology or chemistry we licensed to Ercole, we may receive payments totaling up to $21 million for the achievement of key events.  We will also receive royalties on sales of these drugs. Ercole is solely responsible for the continued development of its drugs.

Similarly, if we successfully develop and commercialize a drug incorporating the splicing technology Ercole licensed to us, we will pay Ercole up to $21 million for the achievement of key clinical, regulatory and sales events and will also pay royalties to Ercole on sales of these drugs.  We currently do not have a drug incorporating Ercole’s technology in clinical development.

In March 2008, AVI BioPharma, Inc. acquired Ercole’s rights and obligations under the collaboration agreement.  As a result of our collaboration agreement with Ercole, as part of the acquisition, we received a warrant to purchase 238,228 shares of AVI’s common stock at an exercise price of $0.1679 per share, and a warrant to purchase 207,757 shares of AVI’s common stock at an exercise price of $3.61 per share.  During the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenue from our relationship with Ercole.

External Project Funding

CHDI Foundation, Inc.

In November 2007, we entered into an agreement with CHDI, which provided us funding for the discovery and development of an antisense drug for the treatment of Huntington’s disease.  In August 2011, we renewed our collaboration with CHDI.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of-concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s disease.  Under the terms of the new collaboration, we will receive funding from CHDI to identify and conduct IND-enabling studies on an antisense drug targeting the huntingtin gene.  If we grant a license to a third party to commercialize our Huntington’s disease program, we and CHDI will evenly split the proceeds from the license until CHDI has recouped its funding together with a return determined at a predefined interest rate.  Thereafter, we will keep the full amount of any additional proceeds.  In addition, CHDI will reimburse us for approximately $1.7 million of research-related expenses we incurred after the earlier collaboration ended in 2010, which we are amortizing over the initial period of our performance obligation.

During the three and nine months ended September 30, 2011, we recognized revenue of $997,000 from our relationship with CHDI compared to $206,000 for the nine months ended September 30, 2010.  During the three ended September 30, 2010, we did not recognize any revenue from our relationship with CHDI.  Our balance sheet at September 30, 2011 included deferred revenue of $203,000 related to our relationship with CHDI.

ALS Association; The Ludwig Institute; Center for Neurological Studies; Muscular Dystrophy Association

In October 2005, we entered a collaboration agreement with the Ludwig Institute, the Center for Neurological Studies and researchers from these institutions to discover and develop antisense drugs in the areas of ALS, also known as Lou Gehrig’s disease, and other neurodegenerative diseases. Under this agreement, we agreed to pay the Ludwig Institute and Center for Neurological Studies modest milestone payments and royalties on any antisense drugs resulting from the collaboration.  The researchers from the Ludwig Institute and Center for Neurological Studies, through funding from the ALS Association and the Muscular Dystrophy Association, conducted IND-enabling preclinical studies of ISIS-SOD1RX.  The ALS Association and the Muscular Dystrophy Association provided funding to offset the costs of the Phase 1 study of ISIS-SOD1RX.  Except for the funding provided by the ALS Association and the Muscular Dystrophy Association, we control and are responsible for funding the continued development of ISIS-SOD1RX.

Intellectual Property Sale and Licensing Agreements

Out-Licensing Arrangements; Royalty Sharing Agreements; Sales of IP

Abbott Molecular Inc.

In January 2009, we sold our former subsidiary, Ibis Biosciences, to Abbott Molecular Inc., or AMI, pursuant to a stock purchase agreement for a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, AMI will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, from the date of the acquisition closing through December 31, 2025.  The earn out payments will equal five percent of Ibis’ cumulative net sales over $140 million and up to $2.1 billion, and three percent of Ibis’ cumulative net sales over $2.1 billion.  AMI may reduce these earn out payments from five percent to as low as 2.5 percent and from three percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  During 2010 and 2011 we did not recognize any revenue from our relationship with AMI.

Eyetech Pharmaceuticals, Inc.

In December 2001, we licensed to Eyetech certain of our patents necessary for Eyetech to develop, make and commercialize Macugen, a non-antisense drug for use in the treatment of ophthalmic diseases, that Eyetech is developing and commercializing with Pfizer Inc. Eyetech paid us a $2 million upfront fee and agreed to pay us for the achievment of pre-specified events and royalty payments in exchange for non-exclusive, worldwide rights to the intellectual property licensed from us.  During 2004, we earned $4 million in payments, and our license with Eyetech may also generate additional payments aggregating up to $2.8 million for the achievement of specified regulatory events with respect to the use of Macugen for each additional therapeutic indication.  Prior to 2010, we had assigned our rights to receive royalties for Macugen to Drug Royalty Trust 3.

During the three and nine months ended September 30, 2011, we recognized revenue of $195,000 and $604,000, respectively, of revenue related to royalties for Macugen under our license to Eyetech, compared to $230,000 and $378,000 for the same periods in 2010.

Roche Molecular Systems

In October 2000, we licensed some of our novel chemistry patents to Roche Molecular Systems, a business unit of Roche Diagnostics, for use in the production of Roche Molecular Systems’ diagnostic products. The royalty-bearing license grants Roche Molecular Systems non-exclusive worldwide access to some of our proprietary chemistries in exchange for initial and ongoing payments from Roche Molecular Systems to us.  In April 2011, we expanded our relationship with Roche Diagnostics by granting Roche a non-exclusive license to additional technology for research and diagnostic uses.  During the three and nine months ended September 30, 2011, we recognized revenue of $216,000 and $630,000, respectively, from our relationship with Roche Molecular Systems, compared to $477,000 and $1.4 million for the same periods in 2010.  Our balance sheet at December 31, 2010 included deferred revenue of $150,000 related to our agreements with Roche Molecular Systems.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera’s antisense chemistry and delivery technology related to our second generation antisense drugs and to double-stranded siRNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense their technologies to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of ribonuclease H, or RNase H, patents.  For the three and nine months ended September 30, 2011, we recognized $10,000 in revenue for each of those periods, from our relationship with Idera, compared to $10,000 and $20,000 for the same periods in 2010.

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

7.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Partner A	80%	59%	75%	61%
Partner B	10%	24%	16%	10%
Partner C	3%	2%	3%	14%

Contract receivables from one significant partner comprised approximately 54 percent of our contract receivables at September 30, 2011. Contract receivables from two significant partners comprised approximately 30 percent and 15 percent of our contract receivables at December 31, 2010. Included in our contract receivables at September 30, 2011 and December 31, 2010 was $646,000 and $544,000, respectively, representing 35 percent and 44 percent, respectively, of our contract receivables, due from Regulus.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” refers to Isis Pharmaceuticals, Inc. and its subsidiaries, including Regulus Therapeutics Inc., its jointly owned subsidiary.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the planned commercialization of mipomersen, is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 36 of this Report.

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

We protect our proprietary RNA-based technologies and products through our substantial patent estate.  As an innovator in RNA-based drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, our patent portfolio continues to grow. The patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated over $403 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

The clinical success of mipomersen, the lead drug in our cardiovascular franchise, is a clear example of the power of our RNA-based technology.  We and Genzyme reported positive data from four Phase 3 studies demonstrating consistent and robust lowering of low-density lipoprotein cholesterol, or LDL-C, and other atherogenic lipids. Across these four studies, treatment with mipomersen reduced LDL-C in patients who have persistently high LDL-C levels despite being treated on maximally tolerated lipid-lowering therapy.  Mipomersen also reduced many other atherogenic lipids, including triglycerides, lipoprotein a, or Lp(a), and non-high-density lipoprotein cholesterol, or non HDL-C, due to its unique mechanism of action.  We believe the safety profile of mipomersen supports our initial market opportunity in patients who cannot currently reach their recommended LDL-C goal.  The mipomersen data from all four of our Phase 3 studies support the profile of the drug as a novel treatment to reduce LDL-C in patients with very high cholesterol, at high cardiovascular risk and who cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.  Genzyme has submitted a marketing authorization application to the European Medicines Agency for mipomersen.  Genzyme remains on track to submit the U.S. application for marketing approval in the fourth quarter of 2011 and is actively preparing to launch mipomersen next year in the U.S. and Europe.  If the necessary approvals are granted, Genzyme will market mipomersen under the brand name Kynamro.

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

Recent Events

Drug Development and Corporate Highlights

•                  Dr. John Kastelein presented data from the mipomersen open-label extension study at the European Society of Cardiology Congress 2011.  These data, in patients who have been treated with mipomersen for greater than one year, demonstrated sustained reductions in all measured atherogenic lipids with a safety profile consistent with the Phase 3 studies.

•                  Genzyme reached an agreement with the FDA on the design of the FOCUS FH study via a Special Protocol Assessment (SPA).

•                  We initiated Phase 1 studies on ISIS-GCGRRx and ISIS-GCCRRx.

•                  We added a new drug candidate, ISIS-AATRx to our pipeline in our GSK collaboration.  We earned a $5 million milestone payment.

•                  We and CHDI renewed our collaboration to discover and develop an antisense drug for the treatment of Huntington’s Disease.

•                  We filed a patent infringement lawsuit against Santaris Pharma based upon Santaris’ commercial activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies.

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

Research and Development Revenue Under Collaborative Agreements

On January 1, 2011, we adopted an accounting standard, which amended the criteria to identify separate units of accounting for revenue arrangements with multiple deliverables.  The new guidance replaces the concept of allocating revenue among deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price.  The new standard is applicable on a prospective basis to agreements we entered into or materially modified after January 1, 2011.  The adoption of the standard did not impact our financial position or results of operations as of and for the nine month period ended September 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. However, the adoption of this standard may result in revenue recognition for future agreements that is different from our existing multiple-element arrangements.

For agreements that we entered into or materially modified prior to the adoption of the revised multiple element guidance, we recognize revenue from each element of the arrangement as long as we can determine a standalone value for the delivered element and fair value for the undelivered elements, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

We often enter into collaborations with multiple deliverables under which we receive non-refundable upfront payments.  For collaborations where we determine that there is a single unit of accounting, we recognize revenue related to upfront payments ratably over our estimated period of performance relating to the term of the contractual arrangements. Occasionally, we must estimate our period of performance when the agreements we entered into do not clearly define such information.  The revenue we recognize could be materially different if different estimates prevail.  We have made estimates of our continuing obligations on several agreements, including our collaborations with ATL, Bristol-Myers Squibb, Genzyme, Eli Lilly and Company, OncoGenex and Pfizer. Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period.  If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail.  We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have had a material impact on our revenue on only one occasion.  When Alnylam Pharmaceuticals, Inc. terminated the companies’ single-stranded RNAi, or ssRNAi, research program in November 2010, we recognized as revenue $4.9 million, which was the remaining deferred revenue from the upfront fee that we were amortizing into revenue over the research term.

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

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events.  These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraph.

Prior to the first stage in the life-cycle of our drugs, we perform a significant amount of work using our proprietary antisense technology to design chemical compounds which interact with specific genes that are good targets for drug discovery.  From these research efforts, we hope to identify a development candidate.  The designation of a development candidate is the first stage in the life-cycle of our drugs.  A development candidate is a chemical compound that has demonstrated the necessary safety and efficacy in preclinical animal studies to warrant further study in humans.  During the first step of the development stage, we or our partners study our drugs in IND-enabling studies, which are animal studies intended to support an IND application and/or the foreign equivalent.  An approved IND allows us or our partners to study our development candidate in humans.  If the regulatory agency approves the IND, we or our partners initiate Phase 1 clinical trials in which we typically enroll a small number of healthy volunteers to ensure the development candidate is safe for use in patients.  If we or our partners determine that a development candidate is safe based on the Phase 1 data, we or our partners initiate Phase 2 studies that are generally larger scale studies in patients with the primary intent of determining the efficacy of the development candidate.  The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing approval from the FDA, and/or foreign equivalents.  The Phase 3 studies typically involve large numbers of patients and can take up to several years to complete.   If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA or its foreign equivalents for marketing approval.  This stage of the drug’s life-cycle is the regulatory stage.  If a drug achieves marketing approval, it moves into the commercialization stage, during which our partner will market and sell the drug to patients.  Although our partner will ultimately be responsible for marketing and selling the drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner’s ability to successfully sell the drug.  The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities.  Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow our partner to successfully commercialize our drug.  Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner’s ability to sell our drugs without competition from generic drugs.  The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

Generally, the milestone events contained in our partnership agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization.  The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain.  As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve.  Therefore, as a drug progresses through the stages of its life-cycle, the value of the drug generally increases.

Development milestones in our partnerships may include the following types of events:

•                  Designation of a development candidate.  Following the designation of a development candidate, generally, IND-enabling animal studies for a new development candidate take 12 to 18 months to complete;

•                  Initiation of a Phase 1 clinical trial.  Generally, Phase 1 clinical trials take one to two years to complete;

•                  Initiation or completion of a Phase 2 clinical trial.  Generally, Phase 2 clinical trials take one to three years to complete;

•                  Initiation or completion of a Phase 3 clinical trial.  Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

•                 Filing of regulatory applications for marketing approval such as a New Drug Application in the United States or Marketing Authorization Application in Europe.  Generally, it takes six to twelve months to prepare and submit regulatory filings.

•                 Marketing approval in a major market, such as the United States, Europe or Japan.  Generally it takes one to two years after an application is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in our partnerships may include the following types of events:

•                  First commercial sale in a particular market, such as in the United States or Europe.

•                  Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion.  The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with ongoing access to new technologies we discover, we determined that all future development, regulatory and commercialization milestones are substantive.  For example, for our strategic alliance with GSK we are using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases.  Alternatively, we provide on-going access to our technology to Alnylam to develop and commercialize RNA interference, or RNAi, therapeutics.  We consider milestones for both of these collaborations to be substantive.  For those agreements that do not meet the following criteria, we do not consider the future milestones to be substantive.  In evaluating if a milestone is substantive we consider whether:

•                 Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;

•                 The achievement of the milestone involves substantive effort and can only be achieved based in whole or part on our performance or the occurrence of a specific outcome resulting from our performance;

•                 The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;

•                 There is no future performance required to earn the milestone; and

•                 The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In May 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GSK and in January 2011 OncoGenex Pharmaceuticals Inc., initiated a Phase 2 trial of OGX-427 in men with metastatic prostate cancer.   We considered the initiation of Phase 1 and Phase 2 clinical trials to be substantive milestones because the level of effort and inherent risk associated with successfully moving a drug into Phase 1 and Phase 2 clinical development is high.  Therefore, we recognized the entire $5 million milestone payment from GSK in the second quarter of 2011 and the entire $750,000 milestone payment from OncoGenex in the first quarter of 2011.  Further information about our collaborative arrangements can be found in Note 6, Collaborative Arrangements and Licensing Agreements, in the Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2011 was $20.7 million and $66.7 million, respectively, compared to $28.6 million and $82.1 million for the same periods in 2010.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, revenue in the first nine months of 2011 included more revenue from GSK compared to 2010 due to the timing of the amortization of the upfront fee from GSK, which began in the second quarter of 2010.  This increase in revenue was offset by less revenue from Bristol-Myers Squibb and no revenue from Alnylam Pharmaceuticals compared to the same period in 2010 because the amortization of upfront fees ended in 2010.

As our drugs advance in development, we earn milestone payments, but the timing of these payments fluctuates.   For instance, in the first nine months in 2010, we recognized as revenue $13 million for milestone payments compared to approximately $6 million in milestone payments in the first nine months of 2011.  Since the end of the third quarter, we have earned an additional $5 million milestone payment from GSK for designating ISIS-AATRx as a development candidate.  Because we achieved this milestone in October, we will recognize revenue from the milestone payment in the fourth quarter of 2011.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2011 was $20.2 million and $64.5 million, respectively, compared to $27.8 million and $77.5 million for the same periods in 2010.  Lower revenue in the first nine months of 2011 compared to 2010 was primarily due to the timing of milestone payments and the timing of amortization of upfront fees.  For example, revenue in the first nine months of 2011 included more revenue from GSK compared to 2010 due to the timing of the amortization of the upfront fee from GSK, which began in the second quarter of 2010, offset by less revenue from Bristol-Myers Squibb and no revenue from Alnylam Pharmaceuticals compared to the same period in 2010.  Additionally, we recognized as revenue $13 million for milestone payments in the first nine months of 2010 compared to approximately $6 million in milestone payments in the first nine months of 2011.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2011 was $524,000 and $2.2 million, respectively, compared to $839,000 and $4.6 million for the same periods in 2010.  Revenue for the first nine months of 2011 was lower because in the second quarter of 2010 we earned $1.9 million from Regulus related to its strategic alliance with Sanofi.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 were $43.0 million and $119.2 million, respectively, compared to $37.6 million and $114.6 million for the same periods in 2010.  Our operating expenses in the first nine months of 2011 reflected moderately higher costs associated with our maturing pipeline of drugs as these drugs move forward to more advanced stages of development, including into larger, longer clinical studies.  While our share of mipomersen development expenses will be shared equally with Genzyme in 2012, many of the drugs in our pipeline will enter later-stage clinical development. Therefore, we expect our operating expenses to be moderately higher next year.  These increases were offset by lower costs associated with the completion of the mipomersen Phase 3 program that supports the initial regulatory filings and lower non-cash compensation expense related to stock options resulting from a decrease in the average price of Isis’ stock in 2011.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Research and development expenses	$37,907	$32,240	$103,584	$97,915
Non-cash compensation expense related to stock options	2,017	2,476	6,594	7,912
Total research and development	$39,924	$34,716	$110,178	$105,827

For the three and nine months ended September 30, 2011, we incurred total research and development expenses of $37.9 million and $103.6 million, respectively, compared to $32.2 million and $97.9 million for the same periods in 2010.  Our year-to-date research and development expenses reflected moderately higher costs associated with our maturing pipeline of drugs as these drugs move forward to more advanced stages of development, including into larger, longer clinical studies.  While our share of mipomersen development expenses will be shared equally with Genzyme in 2012, many of the drugs in our pipeline will enter later-stage clinical development.   Therefore, we expect our operating expenses to be moderately higher next year.  All amounts discussed exclude non-cash compensation expense related to stock options.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antisense drug discovery	$7,662	$8,481	$22,863	$24,520
Non-cash compensation expense related to stock options	581	722	1,893	2,304
Total antisense drug discovery	$8,243	$9,203	$24,756	$26,824

Antisense drug discovery costs for the three and nine months ended September 30, 2011 were $7.7 million and $22.9 million, respectively, compared to $8.5 million and $24.5 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  Expenses in the first nine months of 2011 were lower compared to 2010 primarily due to a decrease in costs related to ongoing research activities.  We expect our 2011 antisense drug discovery costs to be comparable to 2010.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Mipomersen	$4,409	$4,992	$10,386	$20,851
Other antisense development projects	12,470	6,249	31,767	17,412
Development overhead costs	1,635	1,511	4,744	4,269
Non-cash compensation expense related to stock options	697	779	2,217	2,461
Total antisense drug development	$19,211	$13,531	$49,114	$44,993

Antisense drug development expenditures for the three and nine months ended September 30, 2011 were $18.5 million and $46.9 million, respectively, compared to $12.8 million and $42.5 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  The higher expenses in the first nine months of 2011 were primarily due to moderately higher costs associated with our maturing pipeline of drugs as these drugs move forward to more advanced stages of development, including into larger, longer clinical studies.  These increases were offset by lower costs associated with the completion of the mipomersen Phase 3 program that supports the initial regulatory filings.  While our share of mipomersen development expenses will be shared equally with Genzyme in 2012, many of the drugs in our pipeline will enter later-stage clinical development. Therefore, we expect our drug development expenditures to be moderately higher next year.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. Our partners are developing, with our support, 11 of our 25 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we are over time transitioning the development responsibility to Genzyme and Genzyme will be responsible for the commercialization of mipomersen.  We are contributing up to the first $125 million in funding for the development costs of mipomersen.  We anticipate that we will reach $125 million in spending in the fourth quarter of 2011 or early in the first quarter of 2012, thereafter we and Genzyme will share development costs equally.  Our initial development funding commitment and the shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Manufacturing and operations	$4,258	$4,661	$13,543	$13,432
Non-cash compensation expense related to stock options	226	353	837	1,156
Total manufacturing and operations	$4,484	$5,014	$14,380	$14,588

Manufacturing and operations expenses for the three and nine months ended September 30, 2011 were $4.3 million and $13.5 million, respectively, compared to $4.7 million and $13.4 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  Manufacturing and operations expense was essentially flat in the first nine months of 2011 compared to 2010.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Personnel costs	$2,175	$1,959	$6,357	5,905
Occupancy	2,921	1,769	6,569	4,782
Depreciation and amortization	1,372	1,872	4,666	4,616
Insurance	216	224	643	705
Other	788	522	2,046	1,422
Non-cash compensation expense related to stock options	513	622	1,646	1,992
Total R&D support costs	$7,985	$6,968	$21,927	$19,422

R&D support costs for the three and nine months ended September 30, 2011 were $7.5 million and $20.3 million, respectively, compared to $6.3 million and $17.4 million for the same periods in 2010, all amounts exclude non-cash compensation expense related to stock options.  The increase in expenses in 2011 compared to 2010 primarily relates to one-time occupancy and relocation costs associated with the move to our new facility and a reduction in the costs we allocated to Regulus.  When Regulus moved to a separate facility in the second half of 2010, we significantly reduced the costs for facilities and support we were charging them.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expenses	$2,758	$2,372	$7,987	$7,189
Non-cash compensation expense related to stock options	347	483	1,002	1,535
Total general and administrative expenses	$3,105	$2,855	$8,989	$8,724

General and administrative expenses for the three and nine months ended September 30, 2011 were $2.8 million and $8.0 million, respectively, increased compared to $2.4 million and $7.2 million for the same periods in 2010.  The increase in expenses in 2011 compared to 2010 primarily relates to one-time occupancy and relocation costs associated with the move to our new facility and a reduction in the costs we allocated to Regulus.  When Regulus moved to a separate facility in the second half of 2010, we significantly reduced the costs for facilities and support we were charging them.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the three and nine months ended September 30, 2011 was $386,000 million and $2.3 million, respectively, compared to $930,000 and $6.4 million for the same periods in 2010.  The decrease in our equity in net loss of Regulus reflected the decrease in Regulus’ net loss in the first nine months of 2011 compared to the same period in 2010 resulting from the additional revenue Regulus earned from its alliance with Sanofi.

Investment Income

Investment income for the three and nine months ended September 30, 2011 was $575,000 million and $1.9 million, respectively, compared to $776,000 and $2.6 million for the same periods in 2010.  The decrease in investment income was primarily due to a lower average return on our investments resulting from a lower average cash balance and current market conditions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $4.8 million and $11.6 million, respectively, compared to $3.3 million and $9.8 million for the same periods in 2010.  In the third quarter of 2011, there was an increase in interest expense as a result of additional interest expense associated with the non-cash amortization of the long-term liability for our new facility.  See Note 5, New Facility, in the notes to the Condensed Consolidated Financial Statements for additional information about the accounting treatment for our new facility.

Gain (Loss) on Investments, Net

Net gain (loss) on investments was a net gain of $18,000 for the three months ended September 30, 2011 and a net loss of $267,000 for the nine months ended September 30, 2011 compared to a net loss on investments of $15,000 and $1.2 million for the same periods in 2010.  The net loss on investments for the first nine months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to our investment in Excaliard offset by nominal gains on our available-for-sale securities.  The net loss on investments for the first nine months of 2010 primarily consists of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL and $349,000 of valuation allowances we recorded related to the investments we made in Excaliard and Achaogen.  Because realization of our Excaliard and Achaogen investments is uncertain we recorded a full valuation allowance.

Net Loss and Net Loss per Share

Net loss for the three and nine months ended September 30, 2011 was $26.9 million and $64.8 million, respectively, compared to $12.5 million and $47.3 million for the same periods in 2010.  Basic and diluted net loss per share for the three and nine months ended September 30, 2011 was $0.27 per share and $0.65 per share, respectively, compared to $0.13 per share and $0.48 per share for the same periods in 2010.  Our net loss for the first nine months of 2011 increased compared to the same period in 2010   primarily due to an increase in our net operating loss, which is discussed above, offset in part by a decrease in our share of Regulus’ net loss.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development under collaborative agreements. Additionally, we have earned licensing and royalty revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2011, we have earned approximately $993.9 million in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2011, we have raised net proceeds of approximately $822.1 million from the sale of our equity securities and we have borrowed approximately $568.5 million under long-term debt arrangements to finance a portion of our operations.

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $364.8 million and stockholders’ equity of $186.8 million.  In comparison, we had cash, cash equivalents and short-term investments of $472.4 million and stockholders’ equity of $244.5 million at December 31, 2010.  At September 30, 2011, we had consolidated working capital of $293.5 million, compared to $377.2 million at December 31, 2010.  The decrease in cash and working capital primarily relates to cash used for our operations.

As of September 30, 2011, our debt and other obligations totaled $217.0 million, compared to $144.3 million at December 31, 2010.  The increase was primarily related to a $58.8 million increase in other long-term liabilities we were required to record related to the lease of our new facility as described below, $6.3 million of non-cash amortization of the debt discount we recorded in the first nine months of 2011, which increased the carrying value of our 2 5/8 percent convertible notes, and an additional draw down of $1.6 million on our equipment financing arrangement offset by $4.3 million of principal payments we made in the first nine months of 2011 on our equipment financing arrangement.

The following table summarizes our contractual obligations as of September 30, 2011. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$173.2	$4.3	$168.9	$—	$—
Equipment Financing Arrangements (principal and interest payable)	$7.0	$4.1	$2.9	$—	$—
Other Obligations (principal and interest payable)	$1.5	$0.1	$0.1	$0.1	$1.2
New Facility Rent Payments	$150.9	$4.4	$12.0	$12.8	$121.7
Capital Lease	$0.8	$0.2	$0.4	$0.2	$—
Operating Leases	$29.8	$2.0	$2.8	$2.7	$22.3
Total	$363.2	$15.1	$187.1	$15.8	$145.2

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we can draw under the agreement.  Under the loan agreement, we can borrow up to $18.4 million in principal to finance the purchase of equipment until the end of the draw down period.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  We calculate interest on amounts we borrow under the loan agreement based upon the three year interest rate swap at the time we make each draw down plus four percent.  We are using the equipment purchased under the loan agreement as collateral.  In June 2011, we drew down an additional $1.6 million in principal under the loan agreement.  As of September 30, 2011, we had drawn down $18.3 million in principal under this loan agreement at a weighted average interest rate of 6.19 percent.  The carrying balance under this loan agreement at September 30, 2011 and December 31, 2010 was $6.7 million and $9.4 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a new lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed has constructed a new facility in Carlsbad, California.  The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility.  We are responsible for the costs associated with maintaining the facility.  The leases on our former primary research and development facilities expire at the end of 2011. Rather than invest in costly renovations to these facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed Realty Trust, Inc. constructed. To make our move, which was completed in August 2011, as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, in May 2011, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  In the third quarter of 2011, we consolidated the majority of our operations into the new facility.  Therefore, beginning in the third quarter, we began depreciating the building over its economic life and our rent payments, which begin on January 1, 2012, will decrease the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2011 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2011, we had an accumulated deficit of approximately $821.5 million and stockholders’ equity of approximately $186.8 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Intellectual property litigation could be expensive and prevent us from pursuing our programs.*

It is possible that in the future we may have to defend our intellectual property rights. In the event of an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes could involve arbitration, litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission or foreign patent authorities. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business.  For example, in September 2011 we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California.  This lawsuit may be costly and may not be resolved in our favor.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their commercialization. As of September 30, 2011, we had cash, cash equivalents and short-term investments equal to $364.8 million.  If we do not meet our goals to commercialize mipomersen or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2011, the market price of our common stock ranged from $6.55 to $10.63 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2011.

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

PART II — OTHER INFORMATION

ITEM 1.                                     LEGAL PROCEEDINGS

In September 2011, we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California. Our infringement lawsuit alleges that Santaris’ activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies infringes U.S. Patent No. 6,326,199, entitled “Gapped 2’ Modified Oligonucleotides” and U.S. Patent No. 6,066,500, entitled “Antisense Modulation of Beta Catenin Expression.”  In the lawsuit we are seeking monetary damages and an injunction enjoining Santaris from conducting or participating in the infringing activities.  Santaris has not yet filed an answer to our complaint.

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

10.1

Research Agreement dated August 10, 2011 between the Registrant and CHDI Foundation, Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (tagged as blocks of text).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 7, 2011

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accounting officer)	November 7, 2011