Form 10-Q
period 2012-03-31
ISIS PHARMACEUTICALS INC
filed 2012-05-09
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of voting common stock outstanding as of May 3, 2012 was 100,183,683.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Vitravene® is a registered trademark of Novartis AG.

KYNAMRO™ is a trademark of Genzyme Corporation.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,391	$65,477
Short-term investments	277,553	278,187
Contracts receivable	1,379	6,921
Inventories	4,873	4,139
Other current assets	7,417	5,415
Total current assets	347,613	360,139
Property, plant and equipment, net	95,132	96,615
Licenses, net	8,421	9,036
Patents, net	17,071	16,259
Deposits and other assets	2,570	2,845
Total assets	$470,807	$484,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,344	$8,300
Accrued compensation	3,502	9,183
Accrued liabilities	15,600	18,655
Current portion of long-term obligations	2,941	3,390
Current portion of deferred contract revenue	34,320	36,584
Total current liabilities	61,707	76,112
Long-term deferred contract revenue	35,469	17,474
2 5/8 percent convertible subordinated notes	143,717	141,448
Long-term obligations, less current portion	3,603	4,125
Long-term financing liability for leased facility	70,039	69,877
Investment in Regulus Therapeutics Inc.	5,400	4,424
Total liabilities	319,935	313,460
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,183,182 and 100,042,976 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	100	100
Additional paid-in capital	1,016,497	1,013,592
Accumulated other comprehensive loss	(242)	(770)
Accumulated deficit	(865,483)	(841,488)
Total stockholders’ equity	150,872	171,434
Total liabilities and stockholders’ equity	$470,807	$484,894

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Research and development revenue under collaborative agreements	$21,818	$20,014
Licensing and royalty revenue	1,417	1,133
Total revenue	23,235	21,147

Expenses:
Research and development	38,714	34,245
General and administrative	2,976	3,010
Total operating expenses	41,690	37,255

Loss from operations	(18,455)	(16,108)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(976)	(856)
Investment income	600	705
Interest expense	(5,179)	(3,415)
Gain (loss) on investments, net	17	(318)

Loss before income tax expense	(23,993)	(19,992)

Income tax expense	(2)	(2)

Net loss	$(23,995)	$(19,994)

Basic and diluted net loss per share	$(0.24)	$(0.20)
Shares used in computing basic and diluted net loss per share	100,157	99,569

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(23,995)	$(19,994)
Unrealized gains (losses) on securities	528	(260)

Comprehensive loss	$(23,467)	$(20,254)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(6,711)	$(39,842)

Investing activities:
Purchases of short-term investments	(61,841)	(110,164)
Proceeds from the sale of short-term investments	61,781	170,328
Purchases of property, plant and equipment	(113)	(2,576)
Acquisition of licenses and other assets, net	(349)	(511)
Purchases of strategic investments	—	(359)
Net cash (used in) provided by investing activities	(522)	56,718

Financing activities:
Proceeds from issuance of equity	638	683
Principal payments on debt and capital lease obligations	(2,491)	(1,411)
Net cash used in financing activities	(1,853)	(728)

Net increase (decrease) in cash and cash equivalents	(9,086)	16,148
Cash and cash equivalents at beginning of period	65,477	70,052
Cash and cash equivalents at end of period	$56,391	$86,200

Supplemental disclosures of cash flow information:
Interest paid	$2,211	$2,275
Income taxes paid	$—	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$844	$1,222

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2011. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.  We use the equity method of accounting to account for our investment in Regulus Therapeutics Inc.

2.                                      Significant Accounting Policies

Revenue Recognition

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In those instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred revenue on our consolidated balance sheet.

Research and development revenue under collaborative agreements

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services. Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have “stand-alone value” to our customer, we account for the deliverables as separate units of accounting and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat the deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

Occasionally, we must estimate our period of performance when the agreements we enter into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration and the party responsible for performing them. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have not had a material impact on our revenue.

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for Spinal Muscular Atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 registrational clinical trials. Biogen Idec has the option to license ISIS-SMNRx through completion of the first successful Phase 2/3 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. We evaluated the delivered item, the option to license ISIS-SMNRx, to determine if it had stand-alone value.  We determined that the option did not have stand alone value because Biogen Idec cannot pursue the development or commercialization of ISIS-SMNRx until it exercises the option.  As such we considered the deliverables in this collaboration to be a single unit of accounting and we are recognizing the upfront payment over the four-year research and development term for ISIS-SMNRx, which is the estimated period of our performance.

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In 2011, OncoGenex Pharmaceuticals Inc. initiated a Phase 2 trial of OGX-427 in men with metastatic prostate cancer. Also in 2011, we initiated a Phase 1 clinical study on ISIS-TTRRX, the first drug selected as part of our collaboration with GSK and we selected ISIS-AATRX as the second development candidate as part of that collaboration. We consider milestones related to progression of a drug through the development stage of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the $750,000 milestone payment from OncoGenex and two $5 million milestone payments from GSK in their entirety in 2011. Further information about our collaborative arrangements can be found in Note 6, Collaborative Arrangements and Licensing Agreements, below and Note 8 of our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  We hold ownership interests of less than 20 percent in each of the respective companies except Regulus, our jointly owned subsidiary.  In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  We record unrealized gains and losses related to temporary declines in the publicly-held companies as a separate component of stockholders’ equity and account for securities in the privately-held companies, except for Regulus, under the cost method of accounting because we own less than 20 percent and do not have significant influence in their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs for the first three months of 2012 and 2011.  Total inventory, which consisted of raw materials, was $4.9 million and $4.1 million as of March 31, 2012 and December 31, 2011, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent and ending when the patent expires or is written off.  For the first three months of 2012 and 2011, we recorded a non-cash charge of $61,000 and $582,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Equity method of accounting

We account for our ownership interest in Regulus using the equity method of accounting.  We include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  The equity method of accounting requires us to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GSK we will continue to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.5 million at March 31, 2012.  The total carrying value of our investment in Regulus was a liability of $5.4 million at March 31, 2012.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three months ended March 31, 2012 and 2011, we did not include the following diluted common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options; and

•                  Warrants issued to Symphony GenIsis Holdings LLC

In April 2011, Symphony GenIsis Holdings LLC exercised the remaining warrants.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of March 31, 2012 and December 31, 2011, we had collaborative arrangements with six entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, since we and Alnylam share the ability to impact Regulus’ economic performance, we are not the primary beneficiary of Regulus.

Comprehensive loss

We report the components of comprehensive loss in our condensed consolidated statements of comprehensive loss in the period in which we recognize them. The components of comprehensive loss include net loss and unrealized gains and losses on investment holdings.

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

Segment information

We operate in a single segment, Drug Discovery and Development operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

Stock-based compensation expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under the Employee Stock Purchase Plan, or ESPP, at the grant date, based on the estimated fair value of the award and we recognize the expense over the employee’s requisite service period. We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP.  The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimated the expected term of options granted based on historical exercise patterns.

For the three months ended March 31, 2012 and 2011, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.1%	2.3%
Dividend yield	0.0%	0.0%
Volatility	50.6%	52.5%
Expected Life	5.1 years	5.3 years

ESPP:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.1%	0.2%
Dividend yield	0.0%	0.0%
Volatility	43.4%	26.5%
Expected Life	6 months	6 months

In January 2012, we began granting RSUs to our employees.  The fair value of RSUs is based on the market price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2012 was $7.60 per RSU.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in thousands), which was allocated as follows:

	Three Months Ended March 31,
	2012	2011
Research and development	$1,935	$2,292
General and administrative	332	440
Total	$2,267	$2,732

As of March 31, 2012, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $10.1 million and 1.1 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.5 years and 3.8 years, respectively.

Impact of recently issued accounting standards

In May 2011, the FASB amended its authoritative guidance on the measurement and disclosure for fair value measurements. The amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was effective for our fiscal year beginning January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, companies have the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that companies must report in other comprehensive income or when companies must reclassify an item of other comprehensive income to net income. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was effective for our fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on our financial statements.

3.                                      Investments

As of March 31, 2012, we primarily invested our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2012:

One year or less	65%
After one year but within two years	28%
After two years but within three years	7%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 93 percent of our available-for-sale securities having a maturity of less than two years.

At March 31, 2012, we had an ownership interest of less than 20 percent in each of three private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited, which are privately-held and Antisense Therapeutics Limited, or ATL, and iCo Therapeutics Inc., or iCo, which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting and we classify the securities in the publicly-traded companies as available-for-sale.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
March 31, 2012	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$108,190	$78	$(26)	$—	$108,242
Debt securities issued by U.S. government agencies	53,159	26	(3)	—	53,182
Debt securities issued by the U.S. Treasury	2,351	1	—	—	2,352
Debt securities issued by states of the United States and political subdivisions of the states	18,277	6	(2)	—	18,281
Total securities with a maturity of one year or less	181,977	111	(31)	—	182,057
Corporate debt securities	64,864	110	(91)	—	64,883
Debt securities issued by U.S. government agencies	16,203	6	(161)	—	16,048
Debt securities issued by states of the United States and political subdivisions of the states	14,549	37	(21)	—	14,565
Total securities with a maturity of more than one year	95,616	153	(273)	—	95,496
Subtotal	$277,593	$264	$(304)	$—	$277,553
Equity securities:
Current portion (included in Other current assets)	$1,538	$603	$—	$(880)	$1,261
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$603	$—	$(880)	$1,886
	$279,756	$867	$(304)	$(880)	$279,439

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$109,842	$13	$(255)	$—	$109,600
Debt securities issued by U.S. government agencies	53,723	35	(5)	—	53,753
Debt securities issued by the U.S. Treasury	2,353	3	—	—	2,356
Debt securities issued by states of the United States and political subdivisions of the states	16,141	4	(3)	—	16,142
Total securities with a maturity of one year or less	182,059	55	(263)	—	181,851
Corporate debt securities	57,632	21	(331)	—	57,322
Debt securities issued by U.S. government agencies	26,754	—	(67)	—	26,687
Debt securities issued by states of the United States and political subdivisions of the states	12,331	19	(23)	—	12,327
Total securities with a maturity of more than one year	96,717	40	(421)	—	96,336
Subtotal	$278,776	$95	$(684)	$—	$278,187
Equity securities:
Current portion (included in Other current assets)	$1,538	$624	$—	$(880)	$1,282
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$624	$—	$(880)	$1,907
	$280,939	$719	$(684)	$(880)	$280,094

Investments we considered to be temporarily impaired at March 31, 2012 were as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	29	$68,508	$(117)
Debt securities issued by U.S. government agencies	7	17,564	(164)
Debt securities issued by states of the United States and political subdivisions of the states	7	10,874	(23)
Total temporarily impaired securities	43	$96,946	$(304)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The majority of our securities have been classified as Level 2. To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  We validate the fair value of securities from our pricing provider by understanding the pricing model they used and comparing their assessment of the fair value of our Level 2 investments to the fair value provided by the custodians of our Level 2 investments.  Our pricing provider and custodians use similar techniques to derive fair value for Level 2 securities. During the three months ended March 31, 2012 and March 31, 2011 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels. At March 31, 2012 and December 31, 2011, we had no securities that we classified as Level 3.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at March 31, 2012 and December 31, 2011 as follows (in thousands):

	At March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$56,374	$52,974	$3,400	$—
Corporate debt securities (2)	173,125	—	173,125	—
Debt securities issued by U.S. government agencies (2)	69,230	—	69,230	—
Debt securities issued by the U.S. Treasury (2)	2,352	2,352	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	32,846	—	32,846	—
Equity securities (3)	1,261	1,261	—	—
Total	$335,188	$56,587	$278,601	$—

	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$58,892	$55,893	$2,999	$—
Corporate debt securities (2)	166,922	—	166,922	—
Debt securities issued by U.S. government agencies (2)	80,440	—	80,440	—
Debt securities issued by the U.S. Treasury (2)	2,356	2,356	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	28,469	—	28,469	—
Equity securities (3)	1,282	1,282	—	—
Total	$338,361	$59,531	$278,830	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Our 2 5/8 percent convertible notes had a fair value of $158.7 million and $151.1 million at March 31, 2012 and December 31, 2011, respectively.  We determine the fair value of our 2 5/8 percent convertible notes based on quoted market prices for these notes which is a Level 2 measurement.

5.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. For the three months ended March 31, 2012 and 2011, revenue from one significant partner, which is defined as ten percent or more of our total revenue, made up 71 percent and 79 percent, respectively, of our revenue.

Contract receivables from two significant partners comprised approximately 63 percent and 21 percent of our contract receivables at March 31, 2012. Contract receivables from one significant partner comprised approximately 85 percent of our contract receivables at December 31, 2011.

6.                                    Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

Biogen Idec

In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA. Under the terms of the agreement, we received an upfront payment of $29 million and are eligible to receive up to $45 million in substantive milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing.  We are responsible for global development of ISIS-SMNRx through the completion of Phase 2/3 registrational clinical trials. Biogen Idec has the option to license ISIS-SMNRx through completion of the first successful Phase 2/3 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  We may also receive up to $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  We will earn the next milestone payment of $18 million if we initiate the first Phase 2/3 study for ISIS-SMNRx. In addition, we will receive up to double-digit royalties on sales of ISIS-SMNRx if Biogen Idec successfully develops and commercializes ISIS-SMNRx after option exercise.

During the three months ended March 31, 2012, we earned revenue of $1.8 million from our relationship with Biogen Idec. Our balance sheet at March 31, 2012 included deferred revenue of $27.2 million related to the upfront payment.

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

In May 2012, Xenon selected XEN701, a drug targeting the hepcidin-hemojuvelin pathway, as a development candidate. Xenon may take an exclusive license for the development and worldwide commercialization of XEN701. Under our collaboration agreement with Xenon we may receive up to $296 million in substantive milestone payments for multiple indications upon the achievement of pre-specified events, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $3 million if Xenon initiates a phase 2 clinical trial for XEN701.

During the three months ended March 31, 2012 and March 31, 2011, we did not earn any revenue from our relationship with Xenon.

Eli Lilly and Company

In August 2001, we formed a broad strategic relationship with Eli Lilly and Company, which included a joint research collaboration.  As part of the collaboration, Eli Lilly and Company licensed LY2181308, an antisense inhibitor of survivin.  Eli Lilly and Company has decided not to continue the development of LY2181308.  Therefore we will not earn future milestone payments from Eli Lilly and Company associated with LY2181308.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries, including Regulus Therapeutics Inc., our jointly owned subsidiary.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the planned commercialization of KYNAMRO, is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause its results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 25 of this Report.

Overview

We are the leading company in antisense drug discovery and development, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology provides a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our pipeline and our partners’ pipelines with antisense drugs that address significant medical needs.  Our strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key clinical value inflection points.  We discover and conduct early development of new drugs and, at the key clinical value inflection points, outlicense our drugs to partners. We maximize the value of the drugs we discover by putting them in the hands of leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Biogen Idec, Bristol-Myers Squibb, Genzyme, a Sanofi company, and GlaxoSmithKline, or GSK.  For instance, our partner, Genzyme, plans to commercialize our lead product, KYNAMRO™, following planned regulatory approval in 2012. We also work with a consortium of smaller companies that can exploit our drugs and technologies in areas that are outside of our core focus. As a result of our unique strategy, we can keep our organization small and focused. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

Our flagship product, KYNAMRO (formerly mipomersen), is moving closer to the market for patients with severe forms of familial hypercholesterolemia, or FH, at high cardiovascular risk, who cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In July 2011, Genzyme submitted a marketing application in Europe for KYNAMRO for patients with homozygous familial hypercholesterolemia, or hoFH, and severe heterozygous familial hypercholesterolemia, or severe heFH. In March 2012, Genzyme submitted the U.S. application for marketing approval for patients with hoFH. Genzyme is actively preparing to launch KYNAMRO subject to marketing approval. Genzyme is also preparing to commercialize KYNAMRO in other major markets.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as Biogen Idec and GSK, early in the development of a drug.  In this way, we benefit in the short term from upfront option fees and development milestone payments while we maintain control over the early development of the drug.  We benefit in the long term by having a knowledgeable and committed partner to license the drug at clinical proof-of-concept and by receiving regulatory milestone payments and royalties as our partner moves the drug to the market.  In all of our partnerships, we benefit from the expertise our partners bring to our drugs. We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam Pharmaceuticals, Inc., or Alnylam, and Regulus Therapeutics Inc., or Regulus, a company we jointly own focused on microRNA therapeutics.  All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

The clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  For example, in January 2012, we formed a new strategic alliance with Biogen Idec to develop and commercialize ISIS-SMNRx to treat spinal muscular atrophy.  We received a $29 million upfront payment and are eligible to receive up to $270 million in payments and double-digit royalties on sales from ISIS-SMNRx.  Since 2007, our partnerships have generated an aggregate of more than $890 million in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding.  In addition, for our current partnered programs we have the potential to earn more than $3.3 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

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

Recent Events

Drug Development and Corporate Highlights

•                  Genzyme submitted a new drug application for KYNAMRO in the United States for homozygous FH patients.

•                  Dr. Raul Santos presented data from the long-term extension study of KYNAMRO at the International Symposium on Atherosclerosis.  The data highlight the long-term safety and efficacy of KYNAMRO in patients who have been treated with KYNAMRO.

•                  We initiated a Phase 2 study on ISIS-APOCIIIRx in patients with elevated triglycerides and a Phase 1 study on ISIS-STAT3Rx in patients with cancer.

•                  We reported data from a Phase 1 study of ISIS-TTRRx showing that ISIS-TTRRx produced statistically significant reductions in TTR protein.

•                  We formed a new strategic alliance with Biogen Idec to develop and commercialize ISIS-SMNRx to treat Spinal Muscular Atrophy, or SMA.  We received a $29 million upfront payment and we are eligible to receive up to an additional $270 million in a license fee and milestone payments and double-digit royalties on sales of ISIS-SMNRx.

•                  We received Orphan Drug Designation for ISIS-SMNRx in Europe for the treatment of SMA.

•                  OncoGenex reported preliminary positive Phase 1 data at the American Society of Clinical Oncology showing that treatment with OGX-427 produced a trend toward increased tumor cell death in patients with bladder cancer and preliminary Phase 2 data showing that treatment with OGX-427 decreased prostate specific antigen in patients with metastatic prostate cancer.

•                  Xenon Pharmaceuticals selected a drug targeting the hepcidin-hemojuvelin pathway as a development candidate to treat anemia of inflammation, a common form of anemia.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2012 was $23.2 million, compared to $21.1 million for the same period in 2011.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. We earned new revenue in the first quarter of 2012 from the $29 million upfront fee we received from our new partner, Biogen Idec, which we are amortizing over four years. If the FDA accepts the NDA filing for KYNAMRO, which we currently anticipate to happen in the second quarter of 2012, we will earn a $25 million milestone.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2012 was $21.8 million, compared to $20.0 million for the same period in 2011. The increase was primarily due to new revenue we earned in the first quarter of 2012 from our new partner, Biogen Idec.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2012 was $1.4 million and was slightly higher compared to $1.1 million for the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $41.7 million, compared to $37.3 million for the same period in 2011. The higher expenses in 2012 were primarily due to an increase in costs associated with our maturing pipeline of drugs offset by lower development expenses related to KYNAMRO because we are sharing these expenses equally with Genzyme until KYNAMRO is profitable. Genzyme is paying all of the marketing and selling expenses for KYNAMRO.

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development expenses	$36,779	$31,953
Non-cash compensation expense related to equity awards	1,935	2,292

Total research and development	$38,714	$34,245

For the three months ended March 31, 2012, we incurred total research and development expenses of $36.8 million, compared to $32.0 million for the same period in 2011.  The higher expenses in the first quarter of 2012 were primarily due to an increase in costs associated with our maturing pipeline of drugs offset by lower development expenses related to KYNAMRO. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts discussed exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Antisense drug discovery	$8,364	$7,182
Non-cash compensation expense related to equity awards	565	642
Total antisense drug discovery	$8,929	$7,824

Antisense drug discovery costs for the three months ended March 31, 2012 were $8.4 million, compared to $7.2 million for the same period in 2011.  All amounts exclude non-cash compensation expense related to equity awards. The higher expenses in the first quarter of 2012 compared to the same period in 2011 were primarily due to increased research services provided by third parties to support our partnered research programs.  We expect our 2012 antisense drug discovery costs to be modestly higher compared to 2011.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2012	2011
KYNAMRO	$3,035	$3,543
Other antisense development products	12,197	8,555
Development overhead costs	1,901	1,611
Non-cash compensation expense related to equity awards	657	774
Total antisense drug development	$17,790	$14,483

Antisense drug development expenditures were $17.1 million for the three months ended March 31, 2012, compared to $13.7 million for the same period in 2011.  All amounts exclude non-cash compensation expense related to equity awards. The higher expenses in the first quarter of 2012 were primarily due to an increase in costs associated with our maturing pipeline of drugs.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. We have partnered 13 of our 25 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we have transitioned the majority of the development responsibility for KYNAMRO to Genzyme.  In 2011, we satisfied our $125 million development funding obligation.  We and Genzyme now share development costs equally.  Our shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Manufacturing and operations	$4,571	$4,551
Non-cash compensation expense related to equity awards	262	306
Total manufacturing and operations	$4,833	$4,857

Manufacturing and operations expenses were consistent for the three months ended March 31, 2012 and 2011 with $4.6 million for both periods.  All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2012	2011
Personnel costs	$2,267	$2,064
Occupancy	1,729	1,785
Depreciation and amortization	1,139	1,816
Insurance	309	213
Other	1,267	633
Non-cash compensation expense related to equity awards	451	570
Total R&D support costs	$7,162	$7,081

R&D support costs for the three months ended March 31, 2012 were $6.7 million, compared to $6.5 million for the same period in 2011, all amounts exclude non-cash compensation expense related to equity awards.  The increase in expenses in the first quarter of 2012 compared to the same period in 2011 primarily relates to litigation costs related to our patent infringement lawsuit against Santaris Pharma A/S offset by a reduction in non-cash charges related to patents and patent applications that we wrote off in 2011 because we were no longer pursuing them.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2012	2011
General and administrative expenses	$2,644	$2,570
Non-cash compensation expense related to equity awards	332	440
Total general and administrative expenses	$2,976	$3,010

General and administrative expenses were consistent for the three months ended March 31, 2012 and 2011 with $2.6 million for both periods. All amounts exclude non-cash compensation expense related to equity awards.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the three months ended March 31, 2012 was $976,000, and increased slightly compared to $856,000 for the same period in 2011.

Investment Income

Investment income for the three months ended March 31, 2012 was $600,000, compared to $705,000 for the same period in 2011.  The decrease in investment income was primarily due to a lower average return on our investments resulting from a lower average cash balance and current market conditions.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $5.2 million compared to $3.4 million for the same period in 2011. The increase in interest expense in 2012 is a result of additional non-cash interest expense we recorded for the long-term liability associated with our new facility.

Gain (Loss) on Investments, Net

Gain on investments for the three months ended March 31, 2012 was $17,000, compared to a loss on investments of $318,000 for the same period in 2011. The loss on investments for the first three months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to an investment we made in Excaliard offset by nominal gains on our available for sale securities.

Net Loss and Net Loss per Share

Net loss for the three months ended March 31, 2012 was $24.0 million, compared to a net loss of $20.0 million for the three months ended March 31, 2011.  Basic and diluted net loss per share for the three months ended March 31, 2012 was $0.24 per share, compared to $0.20 per share for the three months ended March 31, 2011.  Net loss for the first three months of 2012 was higher than the same period in 2011 primarily due to the increase in our net operating loss in 2012, which is discussed above, and an increase in interest expense due to additional non-cash interest expense we recorded for the long-term liability associated with our new facility.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2012, we have earned approximately $1.0 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2012, we have raised net proceeds of approximately $824.7 million from the sale of our equity securities and we have borrowed approximately $568.5 million under long-term debt arrangements to finance a portion of our operations.

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $333.9 million and stockholders’ equity of $150.9 million.  In comparison, we had cash, cash equivalents and short-term investments of $343.7 million and stockholders’ equity of $171.4 million at December 31, 2011.  At March 31, 2012, we had consolidated working capital of $285.9 million, compared to $284.0 million at December 31, 2011.  The decrease in cash in the first quarter of 2012 primarily relates to cash used for our operations offset by the $29 million upfront payment we received from Biogen Idec.

As of March 31, 2012, our debt and other obligations totaled $220.3 million, compared to $218.8 million at December 31, 2011.  The slight increase was primarily related to $2.3 million of non-cash amortization of the debt discount we recorded in the first three months of 2012, which increased the carrying value of our 2 5/8 percent convertible notes, offset by $996,000 of principal payments we made in the first three months of 2012 on our equipment financing arrangement.

The following table summarizes our contractual obligations as of March 31, 2012. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$166.8	$4.3	$162.5	$—	$—
New Facility Rent Payments	$148.1	$5.8	$12.1	$12.8	$117.4
Equipment Financing Arrangements (principal and interest payable)	$4.5	$2.9	$1.6	$—	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.7	$0.2	$0.4	$0.1	$—
Operating Leases	$28.6	$1.4	$2.8	$2.8	$21.6
Total	$350.1	$14.7	$179.5	$15.8	$140.1

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

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Under the amended loan agreement, we could borrow up to $18.4 million in principal to finance the purchase of equipment until July 2011.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus four percent. We are using the equipment purchased under the loan agreement as collateral.  As of March 31, 2012, we had drawn down $18.3 million in principal under this loan agreement at a weighted average interest rate of 6.19 percent.  The carrying balance under this loan agreement at March 31, 2012 and December 31, 2011 was $4.3 million and $5.3 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed constructed a new facility in Carlsbad, California. The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility. The leases on our former primary research and development facilities expired at the end of 2011. Rather than invest in costly renovations to these facilities, we chose to consolidate the majority of our operations in a new leased facility that Biomed constructed. To make our move as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  In 2011, we consolidated the majority of our operations into the new facility and began depreciating the building over its economic life.  Our rent payments, which began on January 1, 2012, will decrease the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2012 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business.  If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Associated with our Drug Discovery and Development Business

If we or our partners fail to obtain regulatory approval for our drugs, including KYNAMRO, we cannot sell them.*

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs, including KYNAMRO.  Even though Genzyme has submitted marketing approval applications for KYNAMRO in Europe and the United States, it is possible that regulatory agencies will not approve KYNAMRO for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay commercialization of the drug.

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

•                  seek and obtain regulatory approvals for KYNAMRO; and

•                  successfully commercialize KYNAMRO.

In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize KYNAMRO, or if Genzyme’s efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain marketing approvals for and successfully commercialize KYNAMRO.  Our collaboration with Genzyme may not continue or result in the successful commercialization of KYNAMRO.  Genzyme can terminate our collaboration at any time.  If Genzyme stopped developing or commercializing KYNAMRO, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for KYNAMRO.  If Genzyme does not successfully commercialize KYNAMRO, we may receive limited or no revenues for KYNAMRO.  In addition, Sanofi’s acquisition of Genzyme could disrupt Genzyme or distract it from performing its obligations under our collaboration.

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

If our drug discovery and development business fails to compete effectively, our drugs will not contribute significant revenues.*

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

Regarding KYNAMRO, some competitors are pursuing a development strategy that competes with our strategy for KYNAMRO.  Other companies are currently developing products that could compete with KYNAMRO.  For example, products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing could potentially compete with KYNAMRO.  For example, Aegerion has submitted a new drug application to the FDA and a marketing authorization application to the European Medicines Agency seeking approval of its MTP inhibitor, lomitapide, as an adjunct to a low fat diet and other lipid-lowering therapies to reduce cholesterol in patient with HoFH. Our revenues and financial position will suffer if KYNAMRO receives regulatory approval, but cannot compete effectively in the marketplace.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2012, we had an accumulated deficit of approximately $865.5 million and stockholders’ equity of approximately $150.9 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

Since corporate partnering is a key part of our strategy to fund the development and commercialization of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on our drug development programs.*

To date, corporate partnering has played a key role in our strategy to fund our development programs and to add key development resources. We plan to continue to rely on additional collaborative arrangements to develop and commercialize our unpartnered drugs.  However, we may not be able to negotiate favorable collaborative arrangements for these drug programs.  If we cannot continue to secure additional collaborative partners, our revenues could decrease and the development of our drugs could suffer.

Our corporate partners are developing and/or funding many of the drugs in our development pipeline, including ATL, Atlantic Pharmaceuticals, Biogen Idec, iCo, Genzyme, GSK, OncoGenex, Pfizer, and Teva Pharmaceutical Industries Ltd.  If any of these pharmaceutical companies stops developing and/or funding these drugs, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these drugs on our own.

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

For example, in April 2008 the FDA provided guidance regarding approval requirements for KYNAMRO. The FDA indicated that reduction of LDL-C is an acceptable surrogate endpoint for accelerated approval of KYNAMRO for use in patients with HoFH.  The FDA also indicated that for broader indications in high risk, high cholesterol patients the FDA would require an outcome study.  This FDA guidance caused us to revise our development plans and timelines such that in July 2011 Genzyme filed for marketing approval in Europe for the treatment of patients with HoFH and patients with severe HeFH and in March 2012 submitted a new drug application (NDA) seeking approval for KYNAMRO for the treatment of patients with HoFH in the United States.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their commercialization. As of March 31, 2012, we had cash, cash equivalents and short-term investments equal to $333.9 million.  If we do not meet our goals to commercialize KYNAMRO or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2012, the market price of our common stock ranged from $6.25 to $9.49 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a.            Exhibits

Exhibit Number	Description of Document
10.1

Development, Option and License Agreement dated January 3, 2012 between the Registrant and Biogen Idec International Holding Ltd. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Offic5er Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	May 8, 2012

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accountingofficer)	May 8, 2012