Form 10-Q
period 2012-06-30
ISIS PHARMACEUTICALS INC
filed 2012-08-06
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of voting common stock outstanding as of August 1, 2012 was 100,603,769.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Vitravene® is a registered trademark of Novartis AG.

KYNAMRO™ is a trademark of Genzyme Corporation.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,645	$65,477
Short-term investments	250,384	278,187
Contracts receivable	1,558	6,921
Inventories	7,108	4,139
Other current assets	5,724	5,415
Total current assets	350,419	360,139
Property, plant and equipment, net	94,008	96,615
Licenses, net	7,806	9,036
Patents, net	17,701	16,259
Deposits and other assets	2,460	2,845
Total assets	$472,394	$484,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,194	$8,300
Accrued compensation	4,939	9,183
Accrued liabilities	15,619	18,655
Current portion of long-term obligations	5,313	3,390
Current portion of deferred contract revenue	22,998	36,584
Total current liabilities	55,063	76,112
Long-term deferred contract revenue	31,715	17,474
2 5/8 percent convertible subordinated notes	146,031	141,448
Long-term obligations, less current portion	9,503	4,125
Long-term financing liability for leased facility	70,205	69,877
Investment in Regulus Therapeutics Inc.	5,563	4,424
Total liabilities	318,080	313,460
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,320,445 and 100,042,976 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100	100
Additional paid-in capital	1,019,936	1,013,592
Accumulated other comprehensive gain (loss)	968	(770)
Accumulated deficit	(866,690)	(841,488)
Total stockholders’ equity	154,314	171,434
Total liabilities and stockholders’ equity	$472,394	$484,894

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Research and development revenue under collaborative agreements	$47,140	$24,305	$68,957	$44,319
Licensing and royalty revenue	200	518	1,618	1,651
Total revenue	47,340	24,823	70,575	45,970

Expenses:
Research and development	40,435	36,009	79,149	70,254
General and administrative	3,209	2,874	6,185	5,884
Total operating expenses	43,644	38,883	85,334	76,138

Income (loss) from operations	3,696	(14,060)	(14,759)	(30,168)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(163)	(1,033)	(1,139)	(1,889)
Investment income	477	616	1,077	1,321
Interest expense	(5,219)	(3,437)	(10,398)	(6,851)
Gain (loss) on investments, net	2	34	19	(285)

Loss before income tax expense	(1,207)	(17,880)	(25,200)	(37,872)

Income tax expense	—	(9)	(2)	(11)

Net loss	$(1,207)	$(17,889)	$(25,202)	$(37,883)

Basic and diluted net loss per share	$(0.01)	$(0.18)	$(0.25)	$(0.38)
Shares used in computing basic and diluted net loss per share	100,213	99,602	100,185	99,586

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(1,207)	$(17,889)	$(25,202)	$(37,883)
Unrealized gains (losses) on securities	1,210	(290)	1,738	(550)

Comprehensive income (loss)	$3	$(18,179)	$(23,464)	$(38,433)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(9,288)	$(66,019)

Investing activities:
Purchases of short-term investments	(116,653)	(208,723)
Proceeds from the sale of short-term investments	142,681	298,177
Purchases of property, plant and equipment	(864)	(5,982)
Acquisition of licenses and other assets, net	(1,592)	(1,755)
Purchases of strategic investments	—	(359)
Net cash provided by investing activities	23,572	81,358

Financing activities:
Proceeds from issuance of equity	1,617	876
Proceeds from equipment financing arrangement	9,100	1,625
Principal payments on debt and capital lease obligations	(4,833)	(2,870)
Net cash (used in) provided by financing activities	5,884	(369)

Net increase in cash and cash equivalents	20,168	14,970
Cash and cash equivalents at beginning of period	65,477	70,052
Cash and cash equivalents at end of period	$85,645	$85,022

Supplemental disclosures of cash flow information:
Interest paid	$2,275	$2,398
Income taxes paid	$—	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$679	$1,080
Capitalized costs and financing liability associated with leased facility	$—	$48,575

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2011. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Occasionally, we must estimate our period of performance when the agreements we enter into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have not had a material impact on our revenue.

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

In June 2012, we entered into a separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of Phase 2 clinical trials. Biogen Idec has the option to license the drug through completion of the Phase 2 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. We evaluated the delivered item, the option to license the drug, to determine if it had stand-alone value.  We determined that the option did not have stand alone value because Biogen Idec cannot pursue the development or commercialization of the drug until it exercises the option.  As such we considered the deliverables in this collaboration to be a single unit of accounting and we are recognizing the upfront payment over the five-year research and development term, which is the estimated period of our performance.

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In 2012, the FDA accepted the NDA for KYNAMRO™. In 2011, we initiated a Phase 1 clinical study on ISIS-TTRRX, the first drug selected as part of our collaboration with GSK, and we selected ISIS-AATRX as the second development candidate as part of that collaboration. We consider milestones related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $25 million milestone payment from Genzyme, a Sanofi Company, in the second quarter of 2012 and the two $5 million milestone payments from GSK in their entirety in 2011. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements, below and Note 8 of our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs.  We did not record any inventory write-offs for the first six months of 2012 and 2011.  Total inventory, which consisted of raw materials, was $7.1 million and $4.1 million as of June 30, 2012 and December 31, 2011, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent and ending when the patent expires or is written off.  For the first six months of 2012 and 2011, we recorded non-cash charges of $288,000 and $801,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Equity method of accounting

We account for our ownership interest in Regulus using the equity method of accounting.  We include our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we present our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  The equity method of accounting requires us to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GSK we continued to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.6 million at June 30, 2012.  Because our share of Regulus’ net loss exceeded the $5.6 million we guaranteed, in the second quarter of 2012 we suspended recording our portion of Regulus’ net loss.  As of June 30, 2012, we had $1.1 million of suspended net losses, which we have not recognized.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and six months ended June 30, 2012 and 2011, we did not include the following diluted common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options;

•                  Restricted stock units; and

•                  Warrants issued to Symphony GenIsis Holdings LLC.

In April 2011, Symphony GenIsis Holdings LLC exercised the remaining warrants.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of June 30, 2012 and December 31, 2011, we had collaborative arrangements with six entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, since we and Alnylam share the ability to impact Regulus’ economic performance, we are not the primary beneficiary of Regulus.

Comprehensive income (loss)

We report the components of comprehensive income (loss) in our condensed consolidated statements of comprehensive income (loss) in the period in which we recognize them. The components of comprehensive income (loss) include net loss and unrealized gains and losses on investment holdings.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimated the expected term of options granted based on historical exercise patterns.  For the six months ended June 30, 2012 and 2011, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.8%	2.3%
Dividend yield	0.0%	0.0%
Volatility	51.1%	51.4%
Expected Life	5.1 years	5.3 years

ESPP:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.1%	0.2%
Dividend yield	0.0%	0.0%
Volatility	42.3%	26.5%
Expected Life	6 months	6 months

In January 2012, we began granting RSUs to our employees.  The fair value of RSUs is based on the market price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2012 was $7.60 per RSU.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands), which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$2,073	$2,284	$4,008	$4,572
General and administrative	387	216	719	660
Total	$2,460	$2,500	$4,727	$5,232

As of June 30, 2012, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $8.3 million and $1.1 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 3.6 years, respectively.

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

3.                                      Investments

As of June 30, 2012, we primarily invested our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2012:

One year or less	66%
After one year but within two years	24%
After two years but within three years	10%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 90 percent of our available-for-sale securities having a maturity of less than two years.

At June 30, 2012, we had an ownership interest of less than 20 percent in each of three private companies and two public companies with which we conduct business.  The companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited, which are privately-held and Antisense Therapeutics Limited, or ATL, and iCo Therapeutics Inc., or iCo, which are publicly-traded.  We account for securities in the privately-held companies under the cost method of accounting and we classify the securities in the publicly-traded companies as available-for-sale.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
June 30, 2012	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$115,609	$62	$(45)	$—	$115,626
Debt securities issued by U.S. government agencies	38,564	16	(3)	—	38,577
Debt securities issued by states of the United States and political subdivisions of the states	11,930	6	(3)	—	11,933
Total securities with a maturity of one year or less	166,103	84	(51)	—	166,136
Corporate debt securities	49,671	32	(189)	—	49,514
Debt securities issued by U.S. government agencies	13,660	22	(107)	—	13,575
Debt securities issued by the U.S. Treasury	8,484	9	(3)	—	8,490
Debt securities issued by states of the United States and political subdivisions of the states	12,636	42	(9)	—	12,669
Total securities with a maturity of more than one year	84,451	105	(308)	—	84,248
Subtotal	$250,554	$189	$(359)	$—	$250,384
Equity securities:
Current portion (included in Other current assets)	$1,538	$1,943	$—	$(880)	$2,601
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$1,943	$—	$(880)	$3,226
	$252,717	$2,132	$(359)	$(880)	$253,610

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$109,842	$13	$(255)	$—	$109,600
Debt securities issued by U.S. government agencies	53,723	35	(5)	—	53,753
Debt securities issued by the U.S. Treasury	2,353	3	—	—	2,356
Debt securities issued by states of the United States and political subdivisions of the states	16,141	4	(3)	—	16,142
Total securities with a maturity of one year or less	182,059	55	(263)	—	181,851
Corporate debt securities	57,632	21	(331)	—	57,322
Debt securities issued by U.S. government agencies	26,754	—	(67)	—	26,687
Debt securities issued by states of the United States and political subdivisions of the states	12,331	19	(23)	—	12,327
Total securities with a maturity of more than one year	96,717	40	(421)	—	96,336
Subtotal	$278,776	$95	$(684)	$—	$278,187
Equity securities:
Current portion (included in Other current assets)	$1,538	$624	$—	$(880)	$1,282
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$624	$—	$(880)	$1,907
	$280,939	$719	$(684)	$(880)	$280,094

Investments we considered to be temporarily impaired at June 30, 2012 were as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	37	$80,812	$(234)
Debt securities issued by U.S. government agencies	6	14,572	(110)
Debt securities issued by the U.S. Treasury	3	5,333	(3)
Debt securities issued by states of the United States and political subdivisions of the states	2	6,548	(12)
Total temporarily impaired securities	48	$107,265	$(359)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The majority of our securities have been classified as Level 2. To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  We validate the fair value of securities from our pricing provider by understanding the pricing model they used and comparing their assessment of the fair value of our Level 2 investments to the fair value provided by the custodians of our Level 2 investments.  Our pricing provider and custodians use similar techniques to derive fair value for Level 2 securities. During the three and six months ended June 30, 2012 and 2011 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels. At June 30, 2012 and December 31, 2011, we had no securities that we classified as Level 3.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at June 30, 2012 and December 31, 2011 as follows (in thousands):

	At June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$77,126	$77,126	$—	$—
Corporate debt securities (2)	165,140	—	165,140	—
Debt securities issued by U.S. government agencies (2)	52,152	—	52,152	—
Debt securities issued by the U.S. Treasury (2)	8,490	8,490	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	24,602	—	24,602	—
Equity securities (3)	2,601	2,601	—	—
Total	$330,111	$88,217	$241,894	$—

	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$58,892	$55,893	$2,999	$—
Corporate debt securities (2)	166,922	—	166,922	—
Debt securities issued by U.S. government agencies (2)	80,440	—	80,440	—
Debt securities issued by the U.S. Treasury (2)	2,356	2,356	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	28,469	—	28,469	—
Equity securities (3)	1,282	1,282	—	—
Total	$338,361	$59,531	$278,830	$—

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)         Included in short-term investments on our condensed consolidated balance sheet.

(3)         Included in other current assets on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Our 2 5/8 percent convertible notes had a fair value of $165.3 million and $151.1 million at June 30, 2012 and December 31, 2011, respectively.  We determine the fair value of our 2 5/8 percent convertible notes based on quoted market prices for these notes which is a Level 2 measurement.

5.                                      Long-Term Obligations

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent. As of June 30, 2012, we had drawn down $27.4 million in principal under this loan agreement at a weighted average interest rate of 5.51 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014. The carrying balance under this loan agreement at June 30, 2012 and December 31, 2011 was $12.6 million and $5.3 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

6.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Partner A	90%	67%	84%	72%
Partner B	4%	28%	6%	19%

Contract receivables from one significant partner comprised approximately 78 percent of our contract receivables at June 30, 2012. Contract receivables from one significant partner comprised approximately 85 percent of our contract receivables at December 31, 2011.

7.                                      Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

Biogen Idec

In January 2012, we entered into a global collaboration agreement with Biogen Idec valued at up to $299 million to develop and commercialize ISIS-SMNRx for the treatment of SMA. Under the terms of the agreement, we received an upfront payment of $29 million and are eligible to receive up to $45 million in substantive milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing.  We are responsible for global development of ISIS-SMNRx through the completion of Phase 2/3 registrational clinical trials. Biogen Idec has the option to license ISIS-SMNRx through completion of the first successful Phase 2/3 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  We may also receive up to $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  We will earn the next milestone payment of $18 million if we initiate the first Phase 2/3 study for ISIS-SMNRx. In addition, we will receive up to double-digit royalties on sales of ISIS-SMNRx if Biogen Idec successfully develops and commercializes ISIS-SMNRx after option exercise.

In June 2012, we and Biogen Idec entered into a separate collaboration and license agreement valued at up to $271 million to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  Under the terms of the agreement, in July 2012 we received an upfront payment of $12 million and are eligible to receive up to $59 million in substantive milestone payments associated with the development of the DMPK-targeting drug prior to licensing. We are responsible for global development of the drug through the completion of Phase 2 clinical trials.  Biogen Idec has the option to license the drug through the completion of the Phase 2 trial.  We may also receive up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we will receive up to double-digit royalties on future product sales of the drug. We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for our DMPK program.

During the three and six months ended June 30, 2012, we earned revenue of $1.8 million and $3.6 million, respectively, from our relationship with Biogen Idec which represented four percent and five percent, respectively, of our total revenue for those periods. Our balance sheet at June 30, 2012 included deferred revenue of $25.4 million related to the upfront payments.

Genzyme Corporation, a Sanofi company

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing and co-development of KYNAMRO™ and a research relationship. The license and co-development agreement provides Genzyme with exclusive worldwide rights for all therapeutic purposes to our patents and know-how related to KYNAMRO™, including the key product related patents, and their foreign equivalents pending or granted in various countries outside the United States, including in the European Union via the European Patent Convention, Japan, Canada, Australia, South Africa and India.  In addition, we agreed that we would not develop or commercialize another oligonucleotide-based compound designed to modulate apolipoprotein-B, or apo-B, by binding to the mRNA encoding apo-B, throughout the world.

The transaction, which closed in June 2008, included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO™ and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. In May 2012, we earned a $25 million milestone payment from Genzyme when the FDA accepted the NDA for KYNAMRO™. We may also receive over $1.5 billion in substantive milestone payments if Genzyme achieves pre-specified events, including up to $725 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could earn under our agreement with Genzyme is $25 million if the FDA approves the NDA for KYNAMRO™.

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO™.  We agreed to supply the drug substance for KYNAMRO™ for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO™, including the initial commercial launch supply, and, if approved, Genzyme will be responsible for the long term supply of KYNAMRO™ drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO™, and now we and Genzyme share development costs equally.

The license and co-development agreement for KYNAMRO™ will continue in perpetuity unless we or Genzyme terminate it earlier under the following situations:

•                  Genzyme may terminate the license and co-development agreement at any time by providing written notice to Isis;

•                  We may terminate the license and co-development agreement on a country-by-country basis or in its entirety upon Genzyme’s uncured failure to use commercially reasonable efforts to develop and commercialize KYNAMRO™ in the United States, France, Germany, Italy, Spain, the United Kingdom, Japan and Canada; and

•                  Either we or Genzyme may terminate the license and co-development agreement upon the other party’s uncured failure to perform a material obligation under the agreement.

Upon termination of the license and co-development agreement, the license we granted to Genzyme for KYNAMRO™ will terminate and Genzyme will stop selling the product.  In addition, if Genzyme voluntarily terminates the agreement or we terminate the agreement in a country or countries for Genzyme’s failure to develop and commercialize KYNAMRO™, then the rights to KYNAMRO™ will revert back to us and we may develop and commercialize KYNAMRO™ in the countries that are the subject of the termination, subject to a royalty payable to Genzyme.

If we are the subject of an acquisition, then within 180 days following the acquisition, Genzyme may elect to purchase all of our rights to receive payments under the KYNAMRO™ license and co-development agreement for a purchase price to be mutually agreed to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.

Genzyme has agreed to monthly limits on the number of shares it can sell of the Company’s stock that it purchased in February 2008.  In addition, Genzyme has agreed that until the earlier of the 10 year anniversary of the KYNAMRO™ license and co-development agreement or the date Genzyme holds less than two percent of our issued and outstanding common stock, Genzyme will not acquire any additional shares of our common stock without our consent.

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During the three and six months ended June 30, 2012, we recognized revenue of $42.8 million and $59.1 million, respectively, primarily related to the upfront payments we received from Genzyme, which represented 90 percent and 84 percent, respectively, of our total revenue for those periods compared to $16.6 million and $33.2 million for the same periods in 2011.  Our balance sheets at June 30, 2012 and December 31, 2011 included deferred revenue of $7.5 million and $27.7 million, respectively.

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

Satellite Company Collaborations

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

In May 2012, Xenon selected XEN701, a drug targeting the hepcidin-hemojuvelin pathway, as a development candidate. Xenon may take an exclusive license for the development and worldwide commercialization of XEN701. Under our collaboration agreement with Xenon we may receive up to $296 million in substantive milestone payments for multiple indications upon the achievement of pre-specified events, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $3 million if Xenon initiates a phase 2 clinical trial for XEN701. During the three and six months ended June 30, 2012 and 2011, we did not earn any revenue from our relationship with Xenon.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries, including Regulus Therapeutics Inc., our jointly owned subsidiary.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the planned commercialization of KYNAMRO™, is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause its results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 26 of this Report.

Overview

We are the leading company in antisense drug discovery and development, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology provides a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our pipeline and our partners’ pipelines with antisense drugs that address significant medical needs.  Our strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key clinical value inflection points.  We discover and conduct early development of new drugs and, at the key clinical value inflection points, outlicense our drugs to partners. We maximize the value of the drugs we discover by putting them in the hands of leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Biogen Idec, Genzyme, a Sanofi company, and GlaxoSmithKline, or GSK.  For instance, our partner, Genzyme, plans to commercialize our lead product, KYNAMRO™, following planned regulatory approval in Europe and in the United States. We also work with a consortium of smaller companies that can exploit our drugs and technologies in areas that are outside of our core focus. As a result of our unique strategy, we can keep our organization small and focused. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

Our flagship product, KYNAMRO™ (formerly mipomersen), is moving closer to the market for patients with severe forms of familial hypercholesterolemia, or FH, at high cardiovascular risk, who cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In July 2011, Genzyme submitted a marketing application in Europe for KYNAMRO™ for patients with homozygous familial hypercholesterolemia, or hoFH, and severe heterozygous familial hypercholesterolemia, or severe heFH. In May 2012, the U.S. Food and Drug Administration, or FDA, accepted the marketing application for KYNAMRO™ for patients with hoFH. Genzyme is actively preparing to launch KYNAMRO™ subject to marketing approval. Genzyme is also preparing to commercialize KYNAMRO™ in other major markets.

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

The clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  For example, in January 2012, we formed a strategic alliance with Biogen Idec to develop and commercialize ISIS-SMNRx to treat spinal muscular atrophy.  We received a $29 million upfront payment and are eligible to receive up to $270 million in payments as well as double-digit royalties on sales from ISIS-SMNRx. Since 2007, our partnerships have generated an aggregate of more than $875 million in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding, including the $12 million upfront payment we received from Biogen Idec in July 2012 related to our new alliance valued at up to $271 million to develop and commercialize a drug targeting dystrophia myotonica-protein kinase, or DMPK. In addition, for our current partnered programs we have the potential to earn $3.5 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

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

Recent Events

Drug Development and Corporate Highlights

•                  KYNAMRO™ continues to advance in development and move closer to the market for patients with severe forms of familial hypercholesterolemia (FH; homozygous FH and severe heterozygous FH), at high cardiovascular risk, who cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.

•                  The FDA accepted for filing the NDA for KYNAMRO™ for the treatment of patients with homozygous FH.

•                  We received a $25 million milestone payment from Genzyme for the KYNAMRO™ NDA filing.

•                  A clinical investigator presented an analysis of lipoprotein a, or Lp(a), data from the KYNAMRO™ Phase 3 program at the European Atherosclerosis Society.  The data demonstrated sustained reductions of Lp(a), an independent risk factor for cardiovascular disease.

•                  We received European GMP certification of our manufacturing facility for production of drug substance to support KYNAMRO™ commercial launch.

•                  We initiated a Phase 2 study evaluating ISIS-APOCIIIRx in patients with hypertriglyceridemia, a condition characterized by high levels of triglycerides that is often associated with premature coronary artery disease and pancreatitis.

•                  We formed a new strategic alliance with Biogen Idec to develop and commercialize a drug to treat DM1 that expands our severe and rare disease franchise.  We received a $12 million upfront payment and are eligible to receive up to an additional $259 million in a licensing fee and milestone payments.  We will also receive double-digit royalties on product sales.

•                  We and collaborators published a paper in Nature demonstrating that an antisense compound selectively and rapidly reduced target RNA in skeletal muscle and alleviated disease in animal models of DM1.

•                  We and collaborators published a paper in Neuron demonstrating that an antisense compound reversed disease in animal models of Huntington’s disease.

•      We received Orphan Drug Designation in the United States for ISIS-TTRRx for the treatment of TTR amyloidosis.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2012 was $47.3 million and $70.6 million, respectively, compared to $24.8 million and $46.0 million for the same periods in 2011.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, our revenue in the first half of 2012 was significantly higher than in the first half of 2011 primarily due to the $25 million milestone payment we earned from Genzyme for the FDA acceptance of the KYNAMRO™ NDA. Also in the first half of 2012, we sold $6.2 million of drug substance to Genzyme to support the planned commercial launch of KYNAMRO™ and began recognizing revenue from the $29 million upfront payment we received from Biogen Idec earlier this year. These increases were partially offset by $5.5 million less in revenue because amortization of the upfront payments associated with the Genzyme collaboration ended in May 2012.

As mentioned above, our revenue fluctuates from quarter to quarter based on the timing of payments from our partners as the Genzyme $25 million milestone payment we earned in the second quarter of this year clearly demonstrates. Also, we earned $27.7 million from the amortization of the Genzyme upfront payments, which ended as anticipated in the May of 2012. As a result, that will not be a component of revenue in the second half of 2012.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2012 was $47.1 million and $69.0 million, respectively, compared to $24.3 million and $44.3 million for the same periods in 2011. The increase in the first half of 2012 was primarily due to the $25 million milestone payment and $6.2 million in sales of drug substance that we earned from Genzyme and revenue we earned from our partner, Biogen Idec, partially offset by a decrease in revenue when the amortization of the upfront payments associated with the Genzyme collaboration ended in May 2012.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2012 was $200,000 and $1.6 million, respectively, and was essentially flat when compared to $518,000 and $1.7 million for the same periods in 2011.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2012 were $43.6 million and $85.3 million, respectively, compared to $38.9 million and $76.1 million for the same periods in 2011. The moderately higher expenses in the first half of 2012 were primarily due to higher development costs associated with our maturing pipeline of drugs offset by lower development expenses related to KYNAMRO™ because Genzyme is now sharing these expenses equally with us until KYNAMRO™ is profitable.  In addition, Genzyme is paying all of the marketing and selling expenses until KYNAMRO™ is profitable.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development expenses	$38,362	$33,725	$75,141	$65,682
Non-cash compensation expense related to equity awards	2,073	2,284	4,008	4,572
Total research and development	$40,435	$36,009	$79,149	$70,254

For the three and six months ended June 30, 2012, we incurred total research and development expenses of $38.4 million and $75.1 million, respectively, compared to $33.7 million and $65.7 million for the same periods in 2011. The higher expenses in the first half of 2012 were primarily due to higher development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO™. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Antisense drug discovery	$8,429	$8,019	$16,793	$15,200
Non-cash compensation expense related to equity awards	600	671	1,165	1,313
Total antisense drug discovery	$9,029	$8,690	$17,958	$16,513

Antisense drug discovery costs for the three and six months ended June 30, 2012 were $8.4 million and $16.8 million, respectively, compared to $8.0 million and $15.2 million for the same periods in 2011.  The higher expenses in the first half of 2012 compared to the same period in 2011 were primarily due to increased research services provided by third parties to support our partnered research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

KYNAMRO™	$2,431	$2,433	$5,466	$5,976
Other antisense development products	14,496	10,742	26,693	19,297
Development overhead costs	1,549	1,498	3,450	3,109
Non-cash compensation expense related to equity awards	724	747	1,381	1,520
Total antisense drug development	$19,200	$15,420	$36,990	$29,902

Antisense drug development expenditures were $18.5 million and $35.6 million, respectively, for the three and six months ended June 30, 2012, compared to $14.7 million and $28.4 million for the same periods in 2011. The higher expenses in the first half of 2012 were primarily due to an increase in development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO™.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. We have partnered 13 of our 25 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we have transitioned the majority of the development responsibility for KYNAMRO™ to Genzyme.  In 2011, we satisfied our $125 million development funding obligation.  We and Genzyme now share development costs equally.  Our shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Manufacturing and operations	$5,115	$4,734	$9,685	$9,285
Non-cash compensation expense related to equity awards	302	304	564	611
Total manufacturing and operations	$5,417	$5,038	$10,249	$9,896

Manufacturing and operations expenses increased slightly for the three and six months ended June 30, 2012 and 2011 with $5.1 million and $9.7 million, respectively, compared to $4.7 million and $9.3 million for the same periods in 2011.  All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Personnel costs	$2,274	$2,118	$4,541	4,182
Occupancy	1,675	1,862	3,403	3,648
Depreciation and amortization	1,321	1,478	2,460	3,294
Insurance	271	214	581	427
Other	801	627	2,069	1,264
Non-cash compensation expense related to equity awards	447	562	898	1,128
Total R&D support costs	$6,789	$6,861	$13,952	$13,942

R&D support costs for the three and six months ended June 30, 2012 were $6.3 million and $13.1 million, respectively, compared to $6.3 million and $12.8 million for the same periods in 2011.  Expenses in the first half of 2012 compared to the same period in 2011 are essentially flat.  The increase in Other costs primarily relates to litigation costs for our patent infringement lawsuit against Santaris Pharma A/S offset by a reduction in Depreciation and Amortization because of non-cash charges related to patents and patent applications that we wrote off in 2011 because we were no longer pursuing them. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative expenses	$2,822	$2,658	$5,466	$5,224
Non-cash compensation expense related to equity awards	387	216	719	660
Total general and administrative expenses	$3,209	$2,874	$6,185	$5,884

General and administrative expenses are essentially flat for the three and six months ended June 30, 2012 with $2.8 million and $5.5 million, respectively, compared to $2.7 million and $5.2 million for the same periods in 2011. All amounts exclude non-cash compensation expense related to equity awards.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the three and six months ended June 30, 2012 was $163,000 and $1.1 million, respectively, compared to $1.0 million and $1.9 million for the same periods in 2011. Under the equity method of accounting, we are required to suspend recognizing losses if our share of Regulus’ net loss exceeds the amount of funding we are required to provide to Regulus. Since we and Alnylam are guarantors of both of the convertible notes that Regulus issued to GSK we continued to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.6 million at June 30, 2012.  Because our share of Regulus’ net loss exceeded the $5.6 million we guaranteed, in the second quarter of 2012 we suspended recording our portion of Regulus’ net loss.  As of June 30, 2012, we had $1.1 million of suspended net losses, which we have not recognized.

Investment Income

Investment income for the three and six months ended June 30, 2012 was $477,000 and $1.1 million, respectively, compared to $616,000 and $1.3 million for the same periods in 2011.  The decrease in investment income was primarily due to a lower average cash balance.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 was $5.2 million and $10.4 million, respectively, compared to $3.4 million and $6.9 million for the same periods in 2011. The increase in interest expense in 2012 is primarily a result of additional non-cash interest expense we recorded for the long-term liability associated with our new facility.

Gain (Loss) on Investments, Net

Net gain on investments for the three and six months ended June 30, 2012 was $2,000 and $19,000, respectively, compared to a net gain of $34,000 for the three months ended June 30, 2011 and a net loss of $285,000 for the six months ended June 30, 2011. The loss on investments for the first six months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to an investment we made in Excaliard Pharmaceuticals, Inc. offset by nominal gains on our available for sale securities.

Net Loss and Net Loss per Share

Net loss for the three and six months ended June 30, 2012 was $1.2 million and $25.2 million, respectively, compared to a net loss of $17.9 million and $37.9 million for the same periods in 2011. Basic and diluted net loss per share for the three and six months ended June 30, 2012 was $0.01 per share and $0.25 per share, respectively, compared to $0.18 per share and $0.38 per share for the same periods in 2011.  Our net loss for the first half of 2012 decreased compared to the same period in 2011 primarily due to a decrease in our net operating loss, which is discussed above, partially offset by additional non-cash interest expense we recorded for the long-term liability associated with our new facility.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2012, we have earned approximately $1.1 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through June 30, 2012, we have raised net proceeds of approximately $825.4 million from the sale of our equity securities and we have borrowed approximately $577.7 million under long-term debt arrangements to finance a portion of our operations.

As of June 30, 2012, we had cash, cash equivalents and short-term investments of $336.0 million and stockholders’ equity of $154.3 million.  In comparison, we had cash, cash equivalents and short-term investments of $343.7 million and stockholders’ equity of $171.4 million at December 31, 2011.  At June 30, 2012, we had consolidated working capital of $295.4 million, compared to $284.0 million at December 31, 2011.  The decrease in cash in the first half of 2012 primarily relates to cash used for our operations offset by the $25 million milestone payment we received from Genzyme and the $29 million upfront payment we received from Biogen Idec. Our cash balance at June 30, 2012 does not include the $12 million upfront payment that we received in July 2012 from our new collaboration with Biogen Idec to develop and commercialize a drug to treat DM1.

As of June 30, 2012, our debt and other obligations totaled $231.1 million, compared to $218.8 million at December 31, 2011.  The increase was primarily related to $9.1 million of additional draw downs on our equipment financing arrangement and $4.6 million of non-cash amortization of the debt discount we recorded in the first half of 2012, which increased the carrying value of our 2 5/8 percent convertible notes, offset in part by $4.8 million of rent and principal payments we made in the first half of 2012 on our building lease obligation and equipment financing arrangement.

The following table summarizes our contractual obligations as of June 30, 2012. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 5/8 percent Convertible Subordinated Notes (principal and interest payable)	$168.9	$4.3	$164.6	$—	$—
New Facility Rent Payments	$146.7	$5.8	$12.2	$12.9	$115.8
Equipment Financing Arrangements (principal and interest payable)	$13.3	$5.5	$7.5	$0.3	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.6	$0.2	$0.3	$0.1	$—
Operating Leases	$28.2	$1.4	$2.8	$2.7	$21.3
Total	$359.1	$17.3	$187.5	$16.1	$138.2

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In January 2007, we completed a $162.5 million convertible debt offering, which raised proceeds of approximately $157.1 million, net of $5.4 million in issuance costs. We included the issuance costs in our balance sheet and are amortizing these costs to interest expense over the life of the debt. The $162.5 million convertible subordinated notes mature in 2027 and bear interest at 2 5/8 percent, which is payable semi-annually.  The 2 5/8 percent notes are convertible, at the option of the note holders, into approximately 11.1 million shares of our common stock at a conversion price of $14.63 per share. We can redeem these notes at a redemption price equal to 100.75 percent of the principal amount through February 14, 2013; 100.375 percent of the principal amount between February 15, 2013 and February 14, 2014; and 100 percent of the principal amount thereafter. Holders of the 2 5/8 percent notes may also require us to repurchase the 2 5/8 percent notes on February 15, 2014, February 15, 2017 and February 15, 2022, and upon the occurrence of certain defined conditions, at 100 percent of the principal amount of the 2 5/8 percent notes plus unpaid interest.

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  As of June 30, 2012, we had drawn down $27.4 million in principal under this loan agreement at a weighted average interest rate of 5.51 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at June 30, 2012 and December 31, 2011 was $12.6 million and $5.3 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed constructed a new facility in Carlsbad, California. The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under the new lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility. The leases on our former primary research and development facilities expired at the end of 2011. Rather than invest in costly renovations to these facilities, we chose to consolidate the majority of our operations in this new leased facility that Biomed constructed. To make our move as efficient as possible, we requested access to the new facility prior to the completion of construction.  To gain early access, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  In 2011, we consolidated the majority of our operations into the new facility and began depreciating the building over its economic life.  Our rent payments, which began on January 1, 2012, will decrease the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2012 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Drug Discovery and Development Business

If we or our partners fail to obtain regulatory approval for our drugs, including KYNAMRO™, we cannot sell them.*

We cannot guarantee that any of our drugs, including KYNAMRO™, will be safe and effective, or will be approved for commercialization.  We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including KYNAMRO™, before a drug can be approved for sale. We must conduct these studies in compliance with U.S. Food and Drug Administration, or FDA, regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs, including KYNAMRO™.  Even though Genzyme has submitted marketing approval applications for KYNAMRO™ in Europe and the United States, it is possible that regulatory agencies will not approve KYNAMRO™ for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO™, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay commercialization of the drug.

Failure to receive marketing approval for our drugs, including KYNAMRO™, or delays in these approvals could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

If the results of clinical testing indicate that any of our drugs, including KYNAMRO™, are not suitable for commercial use we may need to abandon one or more of our drug development programs.*

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense drugs are a relatively new approach to therapeutics. If we cannot demonstrate that our drugs, including KYNAMRO™, are safe and effective for human use, we may need to abandon one or more of our drug development programs.  We have ongoing clinical studies for KYNAMRO™, adverse events from which could negatively impact our pending marketing approval applications.

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur with any additional clinical studies for KYNAMRO™ and in clinical studies for our other drugs. If any of our drugs in clinical studies, including KYNAMRO™, does not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.

Successful results in preclinical or initial human clinical studies, including the Phase 3 results for KYNAMRO™ and the Phase 2 results for some of our other drugs in development, may not predict the results of subsequent clinical studies, including subsequent studies of KYNAMRO™.  There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in our clinical studies, including any further studies under our development program for KYNAMRO™, could reduce the commercial potential or viability of our drugs.

Even if approved, KYNAMRO™ and any of our other drugs may be subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding how we manufacture, market and distribute drug products. Even if approved, we may not obtain the labeling claims necessary or desirable for successfully commercializing our drug products, including KYNAMRO™.  The FDA and foreign regulatory authorities have the authority to impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities.  If approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive.  If the results of such post-marketing studies are not satisfactory, the FDA or a foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and/or time consuming to fulfill.  In addition, if we or others identify side effects after any of our drug products are on the market, or if manufacturing problems occur subsequent to regulatory approval, we may lose regulatory approval, or we may need to conduct additional clinical studies and/or change the labeling of our drug products including KYNAMRO™.

If the market does not accept KYNAMRO™ or our other drugs, we are not likely to generate revenues or become consistently profitable.

If KYNAMRO™ or any of our other drugs is approved for marketing, our success will depend upon the medical community, patients and third party payors accepting our drug as medically useful, cost-effective and safe. Even if the FDA or foreign regulatory authorities approve KYNAMRO™ or our other drugs for commercialization, doctors may not use our drugs to treat patients. For example, we currently have one commercially approved drug, Vitravene, a treatment for CMV retinitis in AIDS patients, which our partner is no longer marketing due to a dramatic decline in the incidence of CMV retinitis in AIDS patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market.

The degree of market acceptance for KYNAMRO™, and any of our other drugs, depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop.  In addition, cost control initiatives by governments or third party payors could decrease the price that we receive for KYNAMRO™ or our other drugs or increase patient coinsurance to a level that makes KYNAMRO™ or our other drugs unaffordable.

We depend on our collaboration with Genzyme for the development and commercialization of KYNAMRO™.

We have entered into a collaborative arrangement with Genzyme to develop and commercialize KYNAMRO™.

We entered into this collaboration primarily to:

•                  fund some of our development activities for KYNAMRO™;

•                  seek and obtain regulatory approvals for KYNAMRO™; and

•                  successfully commercialize KYNAMRO™.

In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize KYNAMRO™, or if Genzyme’s efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain marketing approvals for and successfully commercialize KYNAMRO™.  Our collaboration with Genzyme may not continue or result in the successful commercialization of KYNAMRO™.  Genzyme can terminate our collaboration at any time.  If Genzyme stopped developing or commercializing KYNAMRO™, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for KYNAMRO™.  If Genzyme does not successfully commercialize KYNAMRO™, we may receive limited or no revenues for KYNAMRO™.  In addition, Sanofi’s acquisition of Genzyme could disrupt Genzyme or distract it from performing its obligations under our collaboration.

If Genzyme cannot manufacture finished drug product for KYNAMRO™ or the post-launch supply of the active drug substance for KYNAMRO™, KYNAMRO™ may not achieve or maintain commercial success.

We believe that our manufacturing facility has sufficient capacity to supply the drug substance necessary for the initial commercial launch of KYNAMRO™, if approved.  However, we rely on Genzyme to manufacture the finished drug product for KYNAMRO™, including the initial commercial launch supply.  In addition, if approved, Genzyme will be responsible for the long term supply of both KYNAMRO™ drug substance and finished drug product.  Genzyme may not be able to reliably manufacture KYNAMRO™ drug substance and drug product to support the long term commercialization of KYNAMRO™.  If Genzyme cannot reliably manufacture KYNAMRO™ drug substance and drug product, KYNAMRO™ may not achieve or maintain commercial success, which will harm our ability to generate revenue.

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

Also, manufacturers, including us, must adhere to the FDA’s current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent our receipt of marketing approval for our drugs, including KYNAMRO™, or result in enforcement action after approval that could limit the commercial success of our drugs, including KYNAMRO™.

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

These competitive developments could make our drugs, including KYNAMRO™, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO™.

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

Regarding KYNAMRO™, some competitors are pursuing a development strategy that competes with our strategy for KYNAMRO™.  Other companies are currently developing products that could compete with KYNAMRO™.  For example, products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing could potentially compete with KYNAMRO™.  For example, Aegerion has submitted a new drug application to the FDA and a marketing authorization application to the European Medicines Agency seeking approval of its MTP inhibitor, lomitapide, as an adjunct to a low fat diet and other lipid-lowering therapies to reduce cholesterol in patient with HoFH. Our revenues and financial position will suffer if KYNAMRO™ receives regulatory approval, but cannot compete effectively in the marketplace.

We depend on third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, Medpace is the primary clinical research organization for clinical studies for KYNAMRO™. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, approval and commercialization of our drugs, including KYNAMRO™.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2012, we had an accumulated deficit of approximately $866.7 million and stockholders’ equity of approximately $154.3 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO™.

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing approval. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors’ expectations, including milestones for approval of KYNAMRO™, the price of our securities would likely decrease.

For example, in April 2008 the FDA provided guidance regarding approval requirements for KYNAMRO™. The FDA indicated that reduction of LDL-C is an acceptable surrogate endpoint for accelerated approval of KYNAMRO™ for use in patients with HoFH.  The FDA also indicated that for broader indications in high risk, high cholesterol patients the FDA would require an outcome study.  This FDA guidance caused us to revise our development plans and timelines such that in July 2011 Genzyme filed for marketing approval in Europe for the treatment of patients with HoFH and patients with severe HeFH and in March 2012 submitted a new drug application (NDA) seeking approval for KYNAMRO™ for the treatment of patients with HoFH in the United States.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their commercialization. As of June 30, 2012, we had cash, cash equivalents and short-term investments equal to $336.0 million.  If we do not meet our goals to commercialize KYNAMRO™ or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

•                  marketing approval and successful commercial launch of KYNAMRO™;

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2012, the market price of our common stock ranged from $6.25 to $12.00 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

In addition, our collaboration agreement with Genzyme regarding KYNAMRO™ provides that if we are acquired, Genzyme may elect to purchase all of our rights to receive payments under the KYNAMRO™ collaboration agreement for a purchase price to be mutually agreed to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.  This provision may make it more difficult or complicated for us to enter into an acquisition agreement with a potential acquirer.

These provisions, as well as Delaware law, including Section 203 of the Delaware General Corporation Law, and other of our agreements, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

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

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.*

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt, or where the SEC has adopted, additional rules and regulations in these areas such as “say on pay” and proxy access.  Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business.

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

ITEM 4.                        CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2012.

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
10.1

DMPK Research, Development, Option and License Agreement dated June 27, 2012 between the Registrant and Biogen Idec MA Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.2	Third Amendment to Loan Agreement dated June 27, 2012 between the Registrant and RBS Asset Finance, Inc.

10.3	Form of Restricted Stock Unit Grant Notice and Agreement under Registrant’s 2002 Non-Employee Director’s Stock Option Plan.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Offic5er Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	August 6, 2012

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accounting officer)	August 6, 2012