Form 10-Q
period 2012-09-30
ISIS PHARMACEUTICALS INC
filed 2012-11-06
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of voting common stock outstanding as of November 1, 2012 was 101,210,828.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

Vitravene® is a registered trademark of Novartis AG.

KYNAMRO™ is a trademark of Genzyme Corporation.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,563	$65,477
Short-term investments	259,010	278,187
Contracts receivable	3,476	6,921
Inventories	6,737	4,139
Other current assets	7,800	5,415
Total current assets	361,586	360,139
Property, plant and equipment, net	92,598	96,615
Licenses, net	7,191	9,036
Patents, net	18,180	16,259
Deposits and other assets	6,126	2,845
Total assets	$485,681	$484,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,256	$8,300
Accrued compensation	5,836	9,183
Accrued liabilities	11,900	18,655
Current portion of long-term obligations	5,182	3,390
Current portion of deferred contract revenue	23,427	36,584
Total current liabilities	51,601	76,112
Long-term deferred contract revenue	36,961	17,474
2 3/4 percent convertible senior notes	142,500	—
2 5/8 percent convertible subordinated notes	—	141,448
Long-term obligations, less current portion	8,404	4,125
Long-term financing liability for leased facility	70,375	69,877
Investment in Regulus Therapeutics Inc.	5,563	4,424
Total liabilities	315,404	313,460
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 101,193,132 and 100,042,976 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	102	100
Additional paid-in capital	1,073,658	1,013,592
Accumulated other comprehensive gain (loss)	846	(770)
Accumulated deficit	(904,329)	(841,488)
Total stockholders’ equity	170,277	171,434
Total liabilities and stockholders’ equity	$485,681	$484,894

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Research and development revenue under collaborative agreements	$11,127	$20,189	$80,085	$64,508
Licensing and royalty revenue	474	524	2,091	2,175
Total revenue	11,601	20,713	82,176	66,683

Expenses:
Research and development	36,551	39,924	115,700	110,178
General and administrative	3,096	3,105	9,281	8,989
Total operating expenses	39,647	43,029	124,981	119,167

Loss from operations	(28,046)	(22,316)	(42,805)	(52,484)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	—	(386)	(1,139)	(2,275)
Investment income	408	575	1,485	1,896
Interest expense	(5,937)	(4,773)	(16,335)	(11,624)
Gain (loss) on investments, net	—	18	19	(267)
Loss on early retirement of debt	(4,770)	—	(4,770)	—

Loss before income tax benefit (expense)	(38,345)	(26,882)	(63,545)	(64,754)

Income tax benefit (expense)	706	—	704	(11)

Net loss	$(37,639)	$(26,882)	$(62,841)	$(64,765)

Basic and diluted net loss per share	$(0.37)	$(0.27)	$(0.63)	$(0.65)
Shares used in computing basic and diluted net loss per share	100,680	99,687	100,351	99,620

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(37,639)	$(26,882)	$(62,841)	$(64,765)
Unrealized gains (losses) on securities, net	(122)	(1,552)	1,616	(2,102)

Comprehensive loss	$(37,761)	$(28,434)	$(61,225)	$(66,867)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(34,159)	$(89,188)

Investing activities:
Purchases of short-term investments	(172,581)	(284,379)
Proceeds from the sale of short-term investments	189,397	371,872
Purchases of property, plant and equipment	(1,033)	(8,934)
Acquisition of licenses and other assets, net	(2,779)	(2,544)
Purchases of strategic investments	(40)	(359)
Net cash provided by investing activities	12,964	75,656

Financing activities:
Proceeds from issuance of equity	7,789	1,554
Proceeds from issuance of 2¾ percent convertible senior notes, net of issuance costs	194,689	—
Principal and premium payment on redemption of the 2 5/8 percent convertible subordinated notes	(163,718)	—
Proceeds from equipment financing arrangement	9,100	1,625
Principal payments on debt and capital lease obligations	(7,579)	(4,436)
Net cash provided by (used in) financing activities	40,281	(1,257)

Net increase (decrease) in cash and cash equivalents	19,086	(14,789)
Cash and cash equivalents at beginning of period	65,477	70,052
Cash and cash equivalents at end of period	$84,563	$55,263

Supplemental disclosures of cash flow information:
Interest paid	$5,584	$4,647
Income taxes paid	$—	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$839	$1,378
Capitalized costs and financing liability associated with leased facility	$—	$58,748

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2011. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.  We used the equity method of accounting to account for our investment in Regulus Therapeutics Inc. until October 2012 when Regulus completed an initial public offering (IPO).  We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As such, beginning in the fourth quarter we will no longer use the equity method of accounting for our equity investment in Regulus and instead we will account for it at fair value.

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

Typically, we must estimate our period of performance when the agreements we enter into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan that includes the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. If our collaborators ask us to continue performing work in a collaboration beyond the initial period of performance, we extend our amortization period to correspond to the new extended period of performance.  The revenue we recognize could be materially different if different estimates prevail. We have made estimates of our continuing obligations on several agreements.  Adjustments to performance periods and related adjustments to revenue amortization periods have not had a material impact on our revenue.

From time to time, we may enter into separate agreements at or near the same time with the same customer.  We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement.  We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for Spinal Muscular Atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 registrational clinical trials. Biogen Idec has the option to license ISIS-SMNRx through completion of the first successful Phase 2/3 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. We evaluated the delivered item, the option to license ISIS-SMNRx, to determine if it had stand-alone value.  We determined that the option did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of ISIS-SMNRx until it exercises the option.  As such we considered the deliverables in this collaboration to be a single unit of accounting and we are recognizing the upfront payment over the four-year research and development term for ISIS-SMNRx, which is the estimated period of our performance.

In June 2012, we entered into a separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of Phase 2 clinical trials. Biogen Idec has the option to license the drug through completion of the Phase 2 trial.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. We evaluated the delivered item, the option to license the drug, to determine if it had stand-alone value.  We determined that the option did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of the drug until it exercises the option.  As such we considered the deliverables in this collaboration to be a single unit of accounting and we are recognizing the upfront payment over the five-year research and development term, which is the estimated period of our performance.

We evaluated the SMA and DMPK agreements to determine whether we should account for them as separate agreements or as a single multiple element arrangement.  We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, the two agreements cover two different diseases, there are no interrelated or interdependent deliverables, there are no provisions in either agreement that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other.

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In 2012, the FDA accepted the NDA for KYNAMRO. In 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GSK, and we selected ISIS-AATRx as the second development candidate as part of that collaboration. We consider milestones related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $25 million milestone payment from Genzyme, a Sanofi Company, in the second quarter of 2012 and the two $5 million milestone payments from GSK in their entirety in 2011. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements, below and Note 8 of our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At September 30, 2012 we held ownership interests of less than 20 percent in each of the respective companies except Regulus in which we owned more than 20 percent. In October 2012, Regulus completed an IPO and we now own less than 20 percent of Regulus.

We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of stockholders’ equity.  We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials allocated for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs for the first nine months of 2012 and 2011. Total inventory, which consisted of raw materials, was $6.7 million and $4.1 million as of September 30, 2012 and December 31, 2011, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent and ending when the patent expires or is written off.  For the first nine months of 2012 and 2011, we recorded non-cash charges of $664,000 and $883,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Equity method of accounting

We accounted for our ownership interest in Regulus using the equity method of accounting until Regulus’ IPO in October 2012. Under the equity method of accounting, we included our share of Regulus’ operating results on a separate line in our condensed consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our condensed consolidated balance sheet, we presented our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.” The equity method of accounting requires us to suspend recognizing losses if the carrying amount of our investment in Regulus exceeds the amount of funding we are required to provide to Regulus.  Until the completion of Regulus’ IPO, we and Alnylam were guarantors of both of the convertible notes that Regulus issued to GSK.  As such, we continued to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.6 million at September 30, 2012.  Because our share of Regulus’ net loss exceeded the $5.6 million we guaranteed, in the second quarter of 2012 we suspended recording our portion of Regulus’ net loss.  As of September 30, 2012, we had $2.7 million of suspended net losses, which we have not recognized.

Subsequent to Regulus’ IPO, we own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As such, beginning in the fourth quarter we will no longer use the equity method of accounting for our investment in Regulus and instead we will account for it at fair value.  In the fourth quarter of 2012, we will record a significant gain to reflect the change in our ownership percentage.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and nine months ended September 30, 2012 and 2011, we did not include the following diluted common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive:

•                  2 3/4 percent convertible senior notes;

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes;

•                  Dilutive stock options;

•                  Restricted stock units; and

•                  Warrants issued to Symphony GenIsis Holdings LLC.

In April 2011, Symphony GenIsis Holdings LLC exercised the remaining warrants.  In September 2012, we redeemed all of our 2 5/8 percent convertible subordinated notes.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of September 30, 2012 and December 31, 2011, we had collaborative arrangements with six entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  In the case of Regulus, prior to Regulus’ IPO, we and Alnylam shared the ability to impact Regulus’ economic performance.  As a result, we were not the primary beneficiary of Regulus.

Comprehensive income (loss)

We report the components of comprehensive income (loss) in our condensed consolidated statements of comprehensive income (loss) in the period in which we recognize them. The components of comprehensive income (loss) include net loss and unrealized gains and losses on investment holdings.

Convertible debt

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2¾ percent.  In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to redeem our 2 5/8 percent convertible subordinated notes. Consistent with how we accounted for our 2 5/8 percent notes, we account for our 2¾ percent notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our 2¾ percent notes equal to the estimated fair value of a similar debt instrument without the conversion feature, which resulted in us recording the debt instrument at a discount.  We are amortizing the debt discount over the life of these 2¾ percent notes as additional non-cash interest expense utilizing the effective interest method.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimated the expected term of options granted based on historical exercise patterns.  For the nine months ended September 30, 2012 and 2011, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	1.0%	2.3%
Dividend yield	0.0%	0.0%
Volatility	50.65%	52.4%
Expected life	5.1 years	5.3 years

Board of Director Stock Options:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	1.3%	2.9%
Dividend yield	0.0%	0.0%
Volatility	51.3%	52.8%
Expected Life	7.6 years	7.8 years

ESPP:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.2%	0.1%
Dividend yield	0.0%	0.0%
Volatility	49.6%	34.9%
Expected life	6 months	6 months

In 2012, we began granting RSUs to our employees and the Board of Directors.  The fair value of RSUs is based on the market price of our common stock on the date of grant.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the nine months ended September 30, 2012 was $7.97 and $12.94 per RSU, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development	$1,720	$2,017	$5,728	$6,594
General and administrative	314	347	1,033	1,002
Total	$2,034	$2,364	$6,761	$7,596

As of September 30, 2012, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $7.3 million and $1.2 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.2 years and 3.3 years, respectively.

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

3.                                      Investments

As of September 30, 2012, we primarily invested our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2012:

One year or less	63%
After one year but within two years	24%
After two years but within three years	13%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 87 percent of our available-for-sale securities having a maturity of less than two years.

At September 30, 2012, we had an ownership interest of less than 20 percent in each of three private companies and three public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited.  The publicly-traded companies are Antisense Therapeutics Limited, or ATL, iCo Therapeutics Inc., or iCo, and Sarepta Therapeutics, Inc. (formerly AVI BioPharma).  We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value and record unrealized gains and losses as a separate component of stockholders’ equity and include net realized gains and losses in gain (loss) on investments.  In October 2012, Regulus completed an IPO and we now own less than 20 percent of Regulus’ common stock.  Beginning in the fourth quarter, we will no longer use the equity method to account for our investment in Regulus and instead we will account for our equity investment in Regulus at fair value.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
September 30, 2012	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$135,045	$146	$(7)	$—	$135,184
Debt securities issued by U.S. government agencies	18,015	6	—	—	18,021
Debt securities issued by states of the United States and political subdivisions of the states	11,100	7	—	—	11,107
Total securities with a maturity of one year or less	164,160	159	(7)	—	164,312
Corporate debt securities	55,374	127	(37)	—	55,464
Debt securities issued by U.S. government agencies	13,177	36	(83)	—	13,130
Debt securities issued by the U.S. Treasury	13,455	31	—	—	13,486
Debt securities issued by states of the United States and political subdivisions of the states	12,572	49	(3)	—	12,618
Total securities with a maturity of more than one year	94,578	243	(123)	—	94,698
Subtotal	$258,738	$402	$(130)	$—	$259,010
Equity securities:
Current portion (included in Other current assets)	$1,579	$2,491	$—	$(880)	$3,190
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,204	$2,491	$—	$(880)	$3,815
	$260,942	$2,893	$(130)	$(880)	$262,825

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$109,842	$13	$(255)	$—	$109,600
Debt securities issued by U.S. government agencies	53,723	35	(5)	—	53,753
Debt securities issued by the U.S. Treasury	2,353	3	—	—	2,356
Debt securities issued by states of the United States and political subdivisions of the states	16,141	4	(3)	—	16,142
Total securities with a maturity of one year or less	182,059	55	(263)	—	181,851
Corporate debt securities	57,632	21	(331)	—	57,322
Debt securities issued by U.S. government agencies	26,754	—	(67)	—	26,687
Debt securities issued by states of the United States and political subdivisions of the states	12,331	19	(23)	—	12,327
Total securities with a maturity of more than one year	96,717	40	(421)	—	96,336
Subtotal	$278,776	$95	$(684)	$—	$278,187
Equity securities:
Current portion (included in Other current assets)	$1,538	$624	$—	$(880)	$1,282
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$624	$—	$(880)	$1,907
	$280,939	$719	$(684)	$(880)	$280,094

Investments we considered to be temporarily impaired at September 30, 2012 were as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	24	$37,348	$(44)
Debt securities issued by U.S. government agencies	2	7,056	(83)
Debt securities issued by the U.S. Treasury
Debt securities issued by states of the United States and political subdivisions of the states	1	5,200	(3)
Total temporarily impaired securities	27	$49,604	$(130)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The majority of our securities have been classified as Level 2. To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model, which is based on a market approach.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  We validate the fair value of securities from our pricing provider by understanding the pricing model they used and comparing their assessment of the fair value of our Level 2 investments to the fair value provided by the custodians of our Level 2 investments.  Our pricing provider and custodians use similar techniques to derive fair value for Level 2 securities. During the three and nine months ended September 30, 2012 and 2011 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels. At September 30, 2012 and December 31, 2011, we had no securities that we classified as Level 3.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at September 30, 2012 and December 31, 2011 as follows (in thousands):

	At September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$82,863	$73,064	$9,799	$—
Corporate debt securities (2)	190,648	—	190,648	—
Debt securities issued by U.S. government agencies (2)	31,151	—	31,151	—
Debt securities issued by the U.S. Treasury (2)	13,486	13,486	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	23,725	—	23,725	—
Equity securities (3)	3,190	3,190	—	—
Total	$345,063	$89,740	$255,323	$—

	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$58,892	$55,893	$2,999	$—
Corporate debt securities (2)	166,922	—	166,922	—
Debt securities issued by U.S. government agencies (2)	80,440	—	80,440	—
Debt securities issued by the U.S. Treasury (2)	2,356	2,356	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	28,469	—	28,469	—
Equity securities (3)	1,282	1,282	—	—
Total	$338,361	$59,531	$278,830	$—

(1)          Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)          Included in short-term investments on our condensed consolidated balance sheet.

(3)          Included in other current assets on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Our 2¾ percent convertible notes had a fair value of $230.4 million at September 30, 2012.  We determine the fair value of our 2¾ percent convertible notes based on quoted market prices for these notes, which is a Level 2 measurement.

5.                                      Long-Term Obligations

Convertible Notes

In August 2012, we completed a $201.3 million convertible debt offering, which raised net proceeds of approximately $194.7 million, after deducting $6.6 million in issuance costs. The $201.3 million convertible senior notes mature in 2019 and bear interest at 2¾ percent, which is payable semi-annually in arrears on April 1 and October 1 of each year.  We are amortizing the debt issuance costs to interest expense over the life of the debt, or seven years.

The 2¾ percent notes are convertible, at the option of the note holders prior to July 1, 2019 only under certain conditions.   On or after July 1, 2019, the notes are initially convertible into approximately 12.1 million shares of common stock at a conversion price of approximately $16.63 per share.  We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing these notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

We account for the 2¾ percent notes using an accounting standard that requires us to assign a value to our convertible debt equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in us recording our convertible debt at a discount. We are amortizing the resulting debt discount over the expected life of the debt, or seven years, as additional non-cash interest expense. Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate for the 2¾ percent notes was 8 percent. Interest expense for the nine months ended September 30, 2012 included $894,000 of non-cash interest expense related to the amortization of the debt discount and debt issuance costs.

We used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to repurchase our 2 5/8 percent convertible subordinated notes.  In September 2012, we redeemed the entire $162.5 million in principal of our 2 5/8 percent notes at a price of $164.0 million including accrued interest. As a result of the redemption, we recognized a $4.8 million loss.  A significant portion of the loss, or $3.6 million, was non-cash and related to the unamortized debt discount and debt issuance costs and the remainder was related to a $1.2 million early redemption premium we paid to the holders of the 2 5/8 percent notes.

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent. As of September 30, 2012, we had drawn down $27.4 million in principal under this loan agreement at a weighted average interest rate of 5.51 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014. The carrying balance under this loan agreement at September 30, 2012 and December 31, 2011 was $11.3 million and $5.3 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

6.                                      Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the nine months ended September 30, 2012, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income.  As a result, we recorded a $706,000 tax benefit in the third quarter of 2012.

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

In June 2012, we and Biogen Idec entered into a separate collaboration and license agreement valued at up to $271 million to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  Under the terms of the agreement, in July 2012 we received an upfront payment of $12 million and are eligible to receive up to $59 million in substantive milestone payments associated with the development of the DMPK-targeting drug prior to licensing. We are responsible for global development of the drug through the completion of Phase 2 clinical trials.  Biogen Idec has the option to license the drug through the completion of the Phase 2 trial.  We may also receive up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we will receive up to double-digit royalties on future product sales of the drug. We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for our DMPK program

During the three and nine months ended September 30, 2012, we earned revenue of $2.4 million and $6.0 million, respectively, from our relationships with Biogen Idec which represented 21 percent and seven percent, respectively, of our total revenue for those periods. Our balance sheet at September 30, 2012 included deferred revenue of $35.0 million related to the upfront payments.

Eli Lilly and Company

In August 2001, we formed a broad strategic relationship with Eli Lilly and Company, which included a joint research collaboration.  As part of the collaboration, Eli Lilly and Company licensed LY2181308, an antisense inhibitor of survivin.  In the second quarter of 2012, Eli Lilly and Company decided not to continue the development of LY2181308.  Therefore we will not earn future milestone payments from Eli Lilly and Company associated with LY2181308.

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

The transaction, which closed in June 2008, included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. In May 2012, we earned a $25 million milestone payment from Genzyme when the FDA accepted the NDA for KYNAMRO. We may also receive over $1.5 billion in substantive milestone payments if Genzyme achieves pre-specified events, including up to $725 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could earn under our agreement with Genzyme is $25 million if the FDA approves the NDA for KYNAMRO.

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  We agreed to supply the drug substance for KYNAMRO for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO, including the initial commercial launch supply, and, if approved, Genzyme will be responsible for the long term supply of KYNAMRO drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO.  Genzyme is now sharing these expenses equally with us until KYNAMRO is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During the three and nine months ended September 30, 2012, we earned revenue of $4.7 million and $63.9 million, respectively, from our relationship with Genzyme, which represented 41 percent and 78 percent, respectively, of our total revenue for those periods compared to $16.6 million and $49.9 million for the same periods in 2011.  Our balance sheets at September 30, 2012 and December 31, 2011 included deferred revenue of $5.6 million and $27.7 million, respectively.

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

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the terms of the original agreement, which includes five programs in addition to the transthyretin, or TTR, program, we are eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept.  GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  We have already received $10 million in milestone payments from GSK related to the development of ISIS-TTRRx.  Under the amended terms of the agreement, we will receive a $2.5 million upfront payment and we will earn a $7.5 million payment upon initiation of the Phase 2/3, registration-directed, clinical study for ISIS-TTRRx. We are also eligible to earn an additional $50 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, GSK has increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx achieve registration and meet certain sales thresholds.

Under the terms of the amended agreement, if GSK successfully develops all six programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.3 billion, including up to $239 million for the achievement of development milestones, up to $594.5 million for the achievement of regulatory milestones and up to $545 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $7.5 million if we initiate a Phase 2/3 clinical study for ISIS-TTRRx.  In addition, we will receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

As of September 30, 2012, we have received $53 million from GSK, including the $35 million upfront payment, $15 million in development milestone payments and $3 million we received when GSK expanded the collaboration to include a sixth program.

During the three and nine months ended September 30, 2012, we earned revenue of $2.1 million and $6.0 million, respectively, from our relationship with GSK, which represented 18 percent and seven percent, respectively, of our total revenue for those periods compared to $2.0 million and $10.7 million for the same periods in 2011.  Our balance sheets at September 30, 2012 and December 31, 2011 included deferred revenue of $19.4 million and $25.3 million, respectively, related to the upfront and expansion payments.

Satellite Company Collaborations

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNA interference, or RNAi, therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees for Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. In August 2012, we expanded the license to include using the double-stranded RNAi technology for agricultural products. For each drug Alnylam develops under this alliance, we may receive up to $3.4 million in substantive milestone payments, including up to $1.1 million for the achievement of development milestones and $2.3 million for regulatory milestones. We will earn the next milestone payment of $750,000 if Alnylam initiates a Phase 3 study for its TTR program. We retained rights to a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize ssRNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay if we achieve specified development and regulatory events. As of September 30, 2012, we did not have an RNAi-based drug in clinical development. Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-targeting drug discovery.

In the third quarter of 2012, we earned $1.6 million in sublicense revenue from Alnylam primarily as a result of earning our portion of the upfront fees in Alnylam’s recently announced collaboration with Monsanto Company. In October 2012, we earned $1.1 million in sublicense revenue from Alnylam as our portion of the upfront fees in Alnylam’s recently announced collaboration with Genzyme. In addition, we have the potential to receive royalty payments and a portion of future milestone payments.  Including the $1.1 million we earned in October, we have earned a total of $39.8 million from Alnylam resulting from sublicenses of our technology for the development of RNAi therapeutics and technology that Alnylam has granted to its partners.

During the three and nine months ended September 30, 2012, we earned revenue of $1.6 million from our relationship with Alnylam, which represented 13 percent and two percent, respectively, of our total revenue for those periods. During the three and nine months ended September 30, 2011, we did not recognize any revenue from our relationship with Alnylam.

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

In May 2012, Xenon selected XEN701, a drug targeting the hepcidin-hemojuvelin pathway, as a development candidate. Xenon may take an exclusive license for the development and worldwide commercialization of XEN701. Under our collaboration agreement with Xenon we may receive up to $296 million in substantive milestone payments for multiple indications upon the achievement of pre-specified events, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $3 million if Xenon initiates a phase 2 clinical trial for XEN701. During the three and nine months ended September 30, 2012, we earned $84,000 in revenue from our relationship with Xenon.  During the three and nine months ended September 30, 2011, we did not earn any revenue from our relationship with Xenon.

8.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Partner A	41%	80%	78%	75%
Partner B	18%	10%	7%	16%
Partner C	21%	0%	7%	0%
Partner D	13%	0%	2%	0%

Contract receivables from one significant partner comprised approximately 82 percent of our contract receivables at September 30, 2012. Contract receivables from one significant partner comprised approximately 85 percent of our contract receivables at December 31, 2011.

9.                                      Subsequent Events

In October 2012, Regulus Therapeutics, Inc. completed an IPO of approximately 12.7 million shares of its common stock at $4.00 per share.  As part of the offering, we purchased $3.0 million of Regulus’ common stock at the offering price.  Upon the close of the offering, our investment in Regulus’ preferred shares converted into common stock and we received one share of Regulus’ Class A common stock for every two shares of Preferred Series A stock that we held at the date of the offering. We now own approximately 7 million shares of Regulus’ common stock. Subsequent to Regulus’ IPO, we own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As such, beginning in the fourth quarter we will no longer use the equity method of accounting for our equity investment in Regulus and instead we will account for it at fair value.  In the fourth quarter of 2012, we will record a significant gain to reflect the change in our ownership percentage.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the planned commercialization of KYNAMRO, is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause its results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 30 of this Report.

Overview

We are the leading company in antisense drug discovery and development, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology provides a direct route from genomics to drugs.  With our highly efficient and prolific drug discovery platform we can expand our pipeline and our partners’ pipelines with antisense drugs that address significant medical needs.  Our strategy is to do what we do best—to discover unique antisense drugs and develop these drugs to key clinical value inflection points.  We discover and conduct early development of new drugs and, at the key clinical value inflection points, outlicense our drugs to partners. We maximize the value of the drugs we discover by putting them in the hands of leading pharmaceutical companies with late-stage development, commercialization and marketing expertise, such as Biogen Idec, Genzyme, a Sanofi company, and GlaxoSmithKline, or GSK.  For instance, our partner, Genzyme, plans to commercialize our lead product, KYNAMRO, following planned regulatory approval in Europe and in the United States. We also work with a consortium of smaller companies that can exploit our drugs and technologies in areas that are outside of our core focus. As a result of our unique strategy, we can keep our organization small and focused. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

Our flagship product, KYNAMRO (formerly mipomersen), is moving closer to the market for patients with severe forms of familial hypercholesterolemia, or FH, at high cardiovascular risk, who cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In July 2011, Genzyme submitted a marketing application in Europe for KYNAMRO for patients with homozygous familial hypercholesterolemia, or hoFH, and severe heterozygous familial hypercholesterolemia, or severe heFH. In May 2012, the U.S. Food and Drug Administration, or FDA, accepted the marketing application for KYNAMRO for patients with hoFH. Genzyme is actively preparing to launch KYNAMRO subject to marketing approval. Genzyme is also preparing to commercialize KYNAMRO in other major markets.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as Biogen Idec and GSK, early in the development of a drug.  In this way, we benefit in the short term from upfront option fees and development milestone payments while we maintain control over the early development of the drug.  We benefit in the long term by having a knowledgeable and committed partner to license the drug at clinical proof-of-concept and by receiving regulatory milestone payments and royalties as our partner moves the drug to the market.  In all of our partnerships, we benefit from the expertise our partners bring to our drugs. We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam Pharmaceuticals, Inc., or Alnylam, and Regulus Therapeutics Inc., or Regulus, a company we co-founded with Alnylam focused on microRNA therapeutics.  In October 2012 Regulus completed an IPO, which we supported, bringing our ownership in Regulus to approximately seven million shares of Regulus’ common stock, which is currently valued at $35 million. All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

The clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  For example, in January 2012, we formed a strategic alliance with Biogen Idec to develop and commercialize ISIS-SMNRx to treat spinal muscular atrophy.  We received a $29 million upfront payment and are eligible to receive up to $270 million in payments as well as double-digit royalties on sales from ISIS-SMNRx. Since 2007, our partnerships have generated an aggregate of more than $880 million in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding, including the $12 million upfront payment we received from Biogen Idec in July 2012 related to our new alliance valued at up to $271 million to develop and commercialize a drug targeting dystrophia myotonica-protein kinase, or DMPK. In addition, for our current partnered programs we have the potential to earn $3.6 billion in future milestone payments. We also will share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements. Our strong financial position is a result of the successful execution of our business strategy as well as our inventive and focused research and development capabilities.

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

Recent Events

Drug Development and Corporate Highlights

•                                          KYNAMRO continues to advance in development and move closer to the market for patients with severe forms of familial hypercholesterolemia (FH; homozygous FH and severe heterozygous FH) through regulatory approval and with the focus FH study.

•                  The FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted 9 to 6 that Genzyme had provided sufficient efficacy and safety data to support the marketing of KYNAMRO for the treatment of patients with homozygous FH.

•                  Dr. Klaus Parhofer, a clinical investigator, presented an analysis of data from the KYNAMRO Phase 3 study in patients with severe heterozygous FH at the European Society of Cardiology.  These data highlighted the potential of KYNAMRO to reduce the need for apheresis by lowering LDL-C values below the thresholds for apheresis eligibility in patients with severe heterozygous FH.

•                  We received European GMP certification of our manufacturing facility for production of drug substance to support KYNAMRO commercial launch.

•                                          We initiated a Phase 2 study on ISIS-FXIRx in patients undergoing total knee replacement surgery and a Phase 1b/2a study on ISIS-SMNRx in children with spinal muscular atrophy.

•                                          We and GSK amended the clinical development plan and financial terms relating to ISIS-TTRRx to support an accelerated development plan for the drug.  As a result of the revised agreement, we will receive a $2.5 million upfront payment and we will receive $7.5 million upon initiation of the Phase 2/3 study for ISIS-TTRRx.  We are also eligible to earn an additional $50 million in pre-licensing milestone payments to support the ISIS-TTRRx Phase 2/3 study.

•                                          We reported preliminary Phase 1 data on ISIS-STAT3Rx in patients with cancer and initiated a Phase 2 study evaluating ISIS-STAT3Rx in patients with advanced lymphoma.

•                                          We and collaborators published a paper in Nature demonstrating that an antisense compound selectively and rapidly reduced target RNA in skeletal muscle and alleviated disease in animal models of muscular dystrophy type 1 (DM1).

•                                          We and collaborators published two papers in the journal Cell demonstrating that single-stranded RNA-like antisense technology can activate the RNAi pathway and inhibit the expression of targeted genes.

•                                          We benefit from our partners as they advance RNA-based technologies and products that incorporate our technology resulting in financial benefits as these assets mature.

•                  We earned $2.7 million from Alnylam as a result of Alnylam’s licenses that included our patents.

•                  Regulus formed a strategic alliance with AstraZeneca for the discovery, development and commercialization of microRNA therapeutics.

•                  Regulus formed a strategic alliance with Biogen Idec to identify microRNAs as biomarkers for multiple sclerosis.

•                  We received a $1.25 million payment from Pfizer triggered by Pfizer’s decision to advance EXC 001 into a Phase 2 study.

•                  Regulus Therapeutics completed an initial public offering and is now traded on The NASDAQ Global Market under the ticker RGLS.  We purchased $3 million of Regulus’ common stock at the offering price and remain a significant shareholder with approximately 17 percent ownership on a fully diluted basis.

•                                          We completed a successful offering of $201.3 million of 2¾ percent convertible senior notes.  We used the proceeds of this offering to redeem the entire $162.5 million of 2 5/8 percent convertible subordinated notes.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2012 was $11.6 million and $82.2 million, respectively, compared to $20.7 million and $66.7 million for the same periods in 2011.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, our revenue in the first nine months of 2012 was significantly higher than in 2011 primarily due to the $25 million milestone payment we earned from Genzyme for FDA acceptance of the KYNAMRO NDA.  Also in the first nine months of 2012, we sold $10.9 million of drug substance to Genzyme to support the planned commercial launch of KYNAMRO and began recognizing revenue from the $41 million in upfront payments we received from the partnerships we entered into with Biogen Idec this year.  These increases were partially offset by a decrease in revenue because amortization of the upfront payments associated with our Genzyme collaboration ended in May 2012.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2012 was $11.1 million and $80.1 million, respectively, compared to $20.2 million and $64.5 million for the same periods in 2011. The increase in the first nine months of 2012 was primarily due to the $25 million milestone payment from Genzyme and the $10.9 million from sales of drug substance that we earned from Genzyme and revenue we earned from Biogen Idec partially offset by a decrease in revenue because amortization of the upfront payments associated with our Genzyme collaboration ended in May 2012.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2012 was $474,000 and $2.1 million, respectively, and was essentially flat when compared to $524,000 and $2.2 million for the same periods in 2011.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012 were $39.6 million and $125.0 million, respectively, compared to $43.0 million and $119.2 million for the same periods in 2011. The moderately higher expenses in the first nine months of 2012 were primarily due to higher development costs associated with our maturing pipeline of drugs offset by lower development expenses related to KYNAMRO because Genzyme is now sharing these expenses equally with us until KYNAMRO is profitable.  In addition, Genzyme is paying all of the marketing and selling expenses until KYNAMRO is profitable.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development expenses	$34,831	$37,907	$109,972	$103,584
Non-cash compensation expense related to equity awards	1,720	2,017	5,728	6,594
Total research and development	$36,551	$39,924	$115,700	$110,178

For the three and nine months ended September 30, 2012, we incurred total research and development expenses of $34.8 million and $110.0 million, respectively, compared to $37.9 million and $103.6 million for the same periods in 2011. Our expenses in the third quarter of 2012 were less than the same period in 2011 primarily as a result of lower development expenses related to KYNAMRO and lower development expenses for our other antisense projects due to the timing of when studies were initiated. The higher expenses in the first nine months of 2012 were primarily due to higher development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Antisense drug discovery	$8,250	$7,662	$25,044	$22,863
Non-cash compensation expense related to equity awards	499	581	1,663	1,893
Total antisense drug discovery	$8,749	$8,243	$26,707	$24,756

Antisense drug discovery costs for the three and nine months ended September 30, 2012 were $8.3 million and $25.0 million, respectively, compared to $7.7 million and $22.9 million for the same periods in 2011.  The higher expenses in 2012 compared to 2011 were primarily due to increased research services provided by third parties to support our partnered research programs and higher expense for personnel and laboratory supplies required to support our collaborative research efforts. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

KYNAMRO	$2,593	$4,409	$8,060	$10,386
Other antisense development products	10,976	12,470	37,669	31,767
Development overhead costs	1,555	1,635	5,005	4,744
Non-cash compensation expense related to equity awards	589	697	1,970	2,217
Total antisense drug development	$15,713	$19,211	$52,704	$49,114

Antisense drug development expenditures were $15.1 million and $50.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $18.5 million and $46.9 million for the same periods in 2011. Lower expenses in the third quarter of 2012 compared to the same period in 2011 were primarily a result of lower development expenses related to KYNAMRO and lower development expenses for other antisense projects due to the timing of when studies were initiated. Overall, the increase in the first nine months of 2012 was primarily due to an increase in development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state where we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. We have partnered 13 of our 25 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we have transitioned development responsibility for KYNAMRO to Genzyme.  In 2011, we satisfied our $125 million development funding obligation.  We and Genzyme now share development costs equally.  Our shared funding will end when the program is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Manufacturing and operations	$4,624	$4,258	$14,309	$13,543
Non-cash compensation expense related to equity awards	232	226	797	837
Total manufacturing and operations	$4,856	$4,484	$15,106	$14,380

Manufacturing and operations expenses increased slightly for the three and nine months ended September 30, 2012 with $4.6 million and $14.3 million, respectively, compared to $4.3 million and $13.5 million for the same periods in 2011.  The increase in 2012 was due to higher personnel costs and supplies required to support our maturing pipeline of drugs.  All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Personnel costs	$2,252	$2,176	$6,792	6,357
Occupancy	1,767	2,921	5,170	6,569
Depreciation and amortization	1,467	1,372	3,927	4,666
Insurance	286	216	866	643
Other	1,061	788	3,130	2,046
Non-cash compensation expense related to equity awards	400	513	1,298	1,647
Total R&D support costs	$7,233	$7,986	$21,183	$21,928

R&D support costs for the three and nine months ended September 30, 2012 were $6.8 million and $19.9 million, respectively, compared to $7.5 million and $20.3 million for the same periods in 2011.  Expenses in the first nine months of 2012 compared to the same period in 2011 are essentially flat.  The increase in Other costs primarily relates to litigation costs for our patent infringement lawsuit against Santaris Pharma A/S.  The increase in Other costs is offset, in part, by a reduction in Occupancy costs because the leases on our former primary research and development facilities expired at the end of 2011. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative expenses	$2,782	$2,758	$8,248	$7,987
Non-cash compensation expense related to equity awards	314	347	1,033	1,002
Total general and administrative expenses	$3,096	$3,105	$9,281	$8,989

General and administrative expenses are essentially flat for the three and nine months ended September 30, 2012 with $2.8 million and $8.2 million, respectively, compared to $2.8 million and $8.0 million for the same periods in 2011. All amounts exclude non-cash compensation expense related to equity awards.

Equity in Net Loss of Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the nine months ended September 30, 2012 was $1.1 million, compared to equity in net loss of Regulus of $2.3 million for the nine months ended September 30, 2011.  We did not recognize any equity in net loss of Regulus for the three months ended September 30, 2012, compared to equity in net loss of Regulus of $386,000 for the three months ended September 30, 2011. Under the equity method of accounting, we are required to suspend recognizing losses if our share of Regulus’ net loss exceeds the amount of funding we are required to provide to Regulus. Until the completion of Regulus’ IPO, we and Alnylam were guarantors of both of the convertible notes that Regulus issued to GSK. Therefore, we continued to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed, which was $5.6 million at September 30, 2012.  In the second quarter of 2012, we suspended recording our portion of Regulus’ net loss because our share of Regulus’ net loss exceeded the $5.6 million we guaranteed.  As of September 30, 2012, we had $2.7 million of suspended net losses, which we have not recognized.

In October 2012, Regulus completed an IPO and we now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As such, beginning in the fourth quarter we will no longer use the equity method of accounting for our equity investment in Regulus and instead we will account for it at fair value. In the fourth quarter of 2012, we will record a gain of approximately $15 million to $20 million to reflect the change in our ownership percentage.

Investment Income

Investment income for the three and nine months ended September 30, 2012 was $408,000 and $1.5 million, respectively, compared to $575,000 and $1.9 million for the same periods in 2011.  The decrease in investment income was primarily due to a lower average cash balance.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 was $5.9 million and $16.3 million, respectively, compared to $4.8 million and $11.6 million for the same periods in 2011. The increase in interest expense in 2012 is primarily a result of additional non-cash interest expense we recorded for the long-term liability associated with our primary research and development facility.  Assuming no other changes, our interest expense over the next twelve months will decrease by approximately $2.6 million because the debt discount we are amortizing as additional non-cash interest expense for the 2 3/4 convertible senior notes is less than the amount we were amortizing for the 2 5/8 percent convertible subordinated notes we redeemed in September 2012.

Gain (Loss) on Investments, Net

We did not record any gain or loss on investments for the three months ended September 30, 2012, compared to a net gain of $18,000 for the three months ended September 30, 2011.  We recorded a net gain on investments for the nine months ended September 30, 2012 of $19,000, compared to a net loss of $267,000 for the nine months ended September 30, 2011. The loss on investments for the first nine months of 2011 was primarily due to a $359,000 valuation allowance we recorded related to an investment we made in Excaliard Pharmaceuticals, Inc. offset by nominal gains on our available-for-sale securities.

Early Retirement of Debt

In September 2012, we redeemed our 2 5/8 percent convertible subordinated notes.  The carrying value of the 2 5/8 percent notes on our balance sheet included a discount based on the estimated fair value of a similar debt instrument without the conversion feature.  We were amortizing this discount over the expected life of the debt as additional non-cash interest expense.  As a result of our early redemption of the 2 5/8 percent notes, we recognized a $4.8 million loss in the third quarter of 2012.  A significant portion of the loss, or $3.6 million, was non-cash and related to the unamortized debt discount and debt issuance costs while the remainder of the loss was related to a $1.2 million early redemption premium we paid to the holders of the 2 5/8 percent notes.

Income Tax Benefit

In the third quarter of 2012, we recorded a tax benefit of $706,000, which reflected our application of the intraperiod tax allocation rules under which a tax benefit is recorded in continuing operations to offset a tax provision recorded directly to other comprehensive income related to current unrealized gains on our investments in available-for-sale securities.

Net Loss and Net Loss per Share

Net loss for the three and nine months ended September 30, 2012 was $37.6 million and $62.8 million, respectively, compared to a net loss of $26.9 million and $64.8 million for the same periods in 2011. Basic and diluted net loss per share for the three and nine months ended September 30, 2012 was $0.37 per share and $0.63 per share, respectively, compared to $0.27 per share and $0.65 per share for the same periods in 2011.  Our net loss for the first nine months of 2012 decreased slightly compared to the same period in 2011 primarily due to a decrease in our net operating loss offset, in part, by the $4.8 million loss on the early retirement of our 2 5/8 percent convertible subordinated notes and additional non-cash interest expense we recorded for the long-term liability associated with our primary research and development facility.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2012, we have earned approximately $1.1 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2012, we have raised net proceeds of approximately $831.9 million from the sale of our equity securities and we have borrowed approximately $784.3 million under long-term debt arrangements to finance a portion of our operations.

As of September 30, 2012, we had cash, cash equivalents and short-term investments of $343.6 million, which was essentially flat compared to December 31, 2011.  In addition, as of September 30, 2012 our stockholders’ equity was $170.3 million compared to $171.4 million at December 31, 2011.  At September 30, 2012, we had consolidated working capital of $310.0 million, compared to $284.0 million at December 31, 2011.  Our September 30, 2012 cash balance was bolstered by the over $140 million we received in the first nine months of 2012, including the $41 million in upfront payments we received from Biogen Idec, a $25 million milestone payment we received from Genzyme for FDA acceptance of the KYNAMRO NDA, and approximately $30 million in net proceeds remaining from the issuance of the 2¾ percent convertible notes after deducting offering fees and expenses and the redemption of the 2 5/8 percent notes.

As of September 30, 2012, our debt and other obligations totaled $285.2 million, compared to $239.9 million at December 31, 2011.  The increase was primarily related to our 2 5/8 percent convertible notes we refinanced with the issuance of the 2¾ percent convertible notes in the third quarter of 2012 and additional draw downs on our equipment financing arrangement offset, in part, by the rent and principal payments we made in the first nine months of 2012 on our lease obligations and notes payable.

The following table summarizes our contractual obligations as of September 30, 2012. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 3/4 percent Convertible Senior Notes (principal and interest payable)	$240.0	$2.7	$11.1	$11.1	$215.1
Facility Rent Payments	$145.1	$5.8	$12.2	$13.0	$114.1
Equipment Financing Arrangements (principal and interest payable)	$12.0	$5.4	$6.6	$—	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.6	$0.2	$0.4	$—	$—
Operating Leases	$27.8	$1.5	$2.7	$2.8	$20.8
Total	$426.9	$15.7	$33.1	$27.0	$351.1

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In August 2012, we completed a $201.3 million convertible debt offering, which raised proceeds of approximately $194.7 million, net of $6.6 million in issuance costs. The $201.3 million of convertible senior notes mature in 2019 and bear interest at 2 3/4 percent, which is payable semi-annually. We used a substantial portion of the net proceeds from the issuance of these to redeem the entire $162.5 million in principal of our 2 5/8 percent convertible subordinated notes.  The 2¾ percent notes are convertible under certain conditions, at the option of the note holders, into approximately 12.1 million shares of our common stock at a conversion price of $16.63 per share. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2¾ percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  As of September 30, 2012, we had drawn down $27.4 million in principal under this loan agreement at a weighted average interest rate of 5.51 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at September 30, 2012 and December 31, 2011 was $11.3 million and $5.3 million, respectively.  We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed constructed a new facility in Carlsbad, California. The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under this lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility. To gain early access to the facility, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  We are depreciating the building over its economic life and our rent payments, which began on January 1, 2012, will decrease the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2012 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

If the results of clinical testing indicate that any of our drugs, including KYNAMRO, are not suitable for commercial use we may need to abandon one or more of our drug development programs.*

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense drugs are a relatively new approach to therapeutics. If we cannot demonstrate that our drugs, including KYNAMRO, are safe and effective for human use, we may need to abandon one or more of our drug development programs.  We have ongoing clinical studies for KYNAMRO, adverse events from which could negatively impact our pending marketing approval applications.

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

We believe that our manufacturing facility has sufficient capacity to supply the drug substance necessary for the initial commercial launch of KYNAMRO, if approved.  However, we rely on Genzyme to manufacture the finished drug product for KYNAMRO, including the initial commercial launch supply.  In addition, if approved, Genzyme will be responsible for the long term supply of both KYNAMRO drug substance and finished drug product.  Genzyme may not be able to reliably manufacture KYNAMRO drug substance and drug product to support the long term commercialization of KYNAMRO.  If Genzyme cannot reliably manufacture KYNAMRO drug substance and drug product, KYNAMRO may not achieve or maintain commercial success, which will harm our ability to generate revenue.

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

Regarding KYNAMRO, some competitors are pursuing a development strategy that competes with our strategy for KYNAMRO.  Other companies are currently developing products that could compete with KYNAMRO.  For example, products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing could potentially compete with KYNAMRO.  For example, Aegerion has submitted a new drug application to the FDA and a marketing authorization application to the European Medicines Agency seeking approval of its MTP inhibitor, lomitapide, as an adjunct to a low fat diet and other lipid-lowering therapies to reduce cholesterol in patients with HoFH. Our revenues and financial position will suffer if KYNAMRO receives regulatory approval, but cannot compete effectively in the marketplace.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2012, we had an accumulated deficit of approximately $904.3 million and stockholders’ equity of approximately $170.3 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We have had only one product, Vitravene, approved for commercial use, but our exclusive distribution partner for this product no longer markets this product.  We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their commercialization. As of September 30, 2012, we had cash, cash equivalents and short-term investments equal to $343.6 million.  If we do not meet our goals to commercialize KYNAMRO or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2012, the market price of our common stock ranged from $6.25 to $15.61 per share.  On November 1, 2012, the closing price of our common stock on the Nasdaq Global Market was $8.92 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

We depend on Regulus for development of our microRNA technology.*

Regulus is a company that we and Alnylam established to focus on discovering, developing, and commercializing microRNA therapeutics. We exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Regulus operates as an independent company, governed by a board of directors, and Regulus and its employees are ultimately responsible for researching and developing our microRNA technology.  If Regulus is not successful, the value of our microRNA technology would be harmed and we would lose part or all of our investment in Regulus.  In addition, Regulus’ directors, executive management team, and strategic partners, including Alnylam, Isis, AstraZeneca, GSK, Biogen Idec and Sanofi have agreed that until October 4, 2013, subject to specified exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Regulus’ common stock or securities convertible into or exchangeable or exercisable for any shares of Regulus’ common stock.

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

The provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or a portion of their notes, which may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices.

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

Future sales of our common stock in the public market could adversely affect the trading price of our securities.*

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities.  For example, we may issue approximately 12.1 million shares of our common stock upon conversion of our convertible senior notes. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2012.

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

PART II — OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS

In September 2011, we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California. Our infringement lawsuit alleges that Santaris’ activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies infringes U.S. Patent No. 6,326,199, entitled “Gapped 2’ Modified Oligonucleotides” and U.S. Patent No. 6,066,500, entitled “Antisense Modulation of Beta Catenin Expression.” In the lawsuit we are seeking monetary damages and an injunction enjoining Santaris from conducting or participating in the infringing activities. In December 2011, Santaris filed an answer to our complaint, denying our allegations, and seeking a declaration from the court that Santaris has not, and does not, infringe the patents we asserted against Santaris in the suit. In January 2012, Santaris filed a motion for summary judgment asking the court to decide as a matter of law that Santaris’ activities do not infringe the patents we assert in the suit.  In September 2012, the court denied Santaris’ motion for summary judgment and opened limited discovery related to whether Santaris’ alleged infringing activities are permitted by the safe harbor under 35 U.S.C. Section 271(e)(1).

In January 2012, Alnylam Pharmaceuticals, Inc. filed a patent infringement lawsuit against Tekmira Pharmaceuticals Corporation in the U.S. District Court of the District of Massachusetts.  Alnylam’s lawsuit alleges Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and, U.S. Patent No. 6,858,224. Under Alnylam’s contractual right to enforce Isis’ patent U.S. Patent No. 7,695,902.  Alnylam joined us to the suit as a co-plaintiff.

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
10.1

Letter Agreement Amendment dated August 27, 2012 to Strategic Collaboration and License Agreement between the Registrant and Alnylam Pharmaceuticals, Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President,
Stanley T. Crooke, M.D., Ph.D.	and Chief Executive Officer
	(Principal executive officer)	November 6, 2012

/s/ B. Lynne Parshall	Director, Chief Operating Officer,
B. Lynne Parshall, J.D.	Chief Financial Officer and Secretary
	(Principal financial and accounting officer)	November 6, 2012