Form 10-K
period 2012-12-31
ISIS PHARMACEUTICALS INC
filed 2013-02-28
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The NASDAQ Global Select Market was $1,011,059,448 as of June 30, 2012.*

The number of shares of voting common stock outstanding as of February 21, 2013 was 101,826,748.

DOCUMENTS INCORPORATED BY REFERENCE

(To the extent indicated herein)

Portions of the Registrant’s definitive Proxy Statement to be filed on or about April 26, 2013 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 25, 2013 are incorporated by reference into Part III of this Report. The Exhibit Index (Item No. 15) located on pages 75 to 79 incorporates several documents by reference as indicated therein.

*                 Excludes 16,065,491 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10% of the common stock outstanding at June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the commercial potential of KYNAMRO, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled “Risk Factors”.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

In this report, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us” refers to Isis Pharmaceuticals and its subsidiaries.

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO™ is a trademark of Genzyme Corporation

KYNAMRO CornerstoneSM is a service mark of Genzyme Corporation

Macugen® is a registered trademark of Eyetech

Juxtapid™ is a trademark of Aegerion Pharmaceuticals, Inc.

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

PART I

Item 1.  Business

Overview

We are the leading company in antisense drug discovery and development, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology provides a direct route from genomics to drugs.  Our strategy is to do what we do best—to discover unique antisense drugs.  The efficiency and broad applicability of our drug discovery platform allows us to discover and develop antisense drugs to treat a wide range of diseases, including cardiovascular, severe and rare, neurologic and metabolic diseases and cancer.  Our partnering strategy provides us the flexibility to license each of our drugs at the optimal time to maximize the near- and long-term value of each drug.  In this way, we can expand our pipeline and our partners’ pipelines with antisense drugs that address significant medical needs while remaining small and focused.   Our strong financial position is a result of the successful execution of our business strategy as well as our focused research and development capabilities.

Our flagship product, KYNAMRO™ (mipomersen sodium) injection, is on the market in the United States for patients with homozygous familial hypercholesterolemia, or HoFH.  Patients with HoFH are at high cardiovascular risk and cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies.  In January 2013, the U.S. Food and Drug Administration, or FDA, approved the marketing application for KYNAMRO for patients with HoFH.  Marketing applications for KYNAMRO are under review by the European Medicines Agency, or EMA, and other regulatory authorities. Genzyme is executing a comprehensive plan to address a global commercial market that consists of patients who are in desperate need of new treatment options.  Genzyme has substantial expertise in successfully marketing drugs in the United States and internationally for severe and rare diseases and plans to leverage its infrastructure in these markets.  By concentrating marketing and sales efforts on lipid specialists and physicians who refer patients to these specialists, Genzyme plans to quickly reach patients with HoFH in the United States.

Our pipeline goes well beyond KYNAMRO. We have a pipeline of 28 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas.  We believe that several of the drugs in our pipeline could reach the market in the next five years.  For instance, we designed our TTR amyloidosis and spinal muscular atrophy, or SMA, drugs to treat patients with severe and rare diseases who have very limited therapeutic options.  Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market.  In addition, several of the drugs in our pipeline are advancing through Phase 2 clinical programs and could represent significant near-term licensing opportunities.  These drugs, including ISIS-APOCIIIRx, ISIS-CRPRx and ISIS-FXIRx, represent substantial commercial opportunities with the potential for robust Phase 2 data within the next 12 to 18 months.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec and GlaxoSmithKline, or GSK, early in the development of a drug.  Typically, the drugs we partner early in development are in therapeutic areas of high risk, like rare diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer.  This strategy allows us to develop drugs that could have significant commercial potential with a knowledgeable and committed partner while avoiding the cost of later-stage clinical studies.  As in all of our partnerships, we benefit financially from upfront payments, development, regulatory and commercial milestones, licensing fees and royalties from these partnerships.  This allows us to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For example, through our oncology partnership with AstraZeneca, we are capitalizing on AstraZeneca’s development experience and research in oncology.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  For example, in 2012, we formed three strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, and a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer.  In total during 2012, we received $96 million from Biogen Idec and AstraZeneca in upfront payments and have the potential to earn more than $2 billion in future milestone payments and licensing fees.  Since 2007, our partnerships have generated an aggregate of more than $975 million in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding. In addition, for our current partnered programs we have the potential to earn $5.1 billion in future milestone payments. We also have the potential to share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements.

We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam Pharmaceuticals, Inc., or Alnylam, and Regulus Therapeutics Inc., or Regulus, a company we co-founded with Alnylam focused on microRNA therapeutics.  In October 2012 Regulus completed an initial public offering, in which we participated, bringing our ownership in Regulus to approximately seven million shares of Regulus’ common stock, which was valued at approximately $36 million on February 26, 2013. All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

We protect our proprietary technologies and products through our substantial patent estate. As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements.  To date, we have generated over $400 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Below is a list of some of our key accomplishments for 2012 and early 2013.

Drug Development Highlights

•                  We and Genzyme were successful in bringing KYNAMRO to the market for patients with HoFH.  These patients are at high cardiovascular risk and may not be able to reduce their LDL-C sufficiently with currently available lipid-lowering therapies.

•                  KYNAMRO was approved for marketing in the United States by the FDA for the treatment of patients with HoFH.

•                 We received a total of $50 million in milestone payments from Genzyme related to the new drug application, or NDA, acceptance in 2012 and marketing approval of KYNAMRO by the FDA in 2013.

•                  Genzyme continues to enroll the FOCUS FH study, which is designed to provide 60-week safety and efficacy data in familial hypercholesterolemia, or FH, patients to support an additional regulatory filing.  Genzyme reached an agreement with the FDA on the design of the FOCUS FH study via a Special Protocol Assessment, or SPA.

•                  Genzyme submitted a request for re-examination of the EMA’s negative opinion on the marketing authorization application for KYNAMRO and expects to report the outcome of the re-examination in the first half of 2013.

•                  We received European Good Manufacturing Practices, or GMP, certification of our manufacturing facility for production of drug substance to support KYNAMRO commercial launch.

•                  Clinical investigators presented KYNAMRO data at important cardiovascular medical meetings throughout the year.

•                  Dr. Raul Santos presented data from the long-term extension study of KYNAMRO at the International Symposium on Atherosclerosis.  These data highlighted the long-term safety and efficacy of KYNAMRO in patients who have been treated with KYNAMRO.

•                  Dr. Klaus Parhofer presented an analysis of data from the KYNAMRO Phase 3 study in patients with severe heterozygous FH at the European Society of Cardiology.  These data highlighted the potential of KYNAMRO to reduce the need for apheresis by lowering LDL-C values below the thresholds for apheresis eligibility in patients with severe heterozygous FH.

•                  Dr. Sotirios Tsimikas presented an analysis of lipoprotein a, or Lp(a), data from the KYNAMRO Phase 3 program at the European Atherosclerosis Society.  These data demonstrated sustained reductions of Lp(a), an independent risk factor for cardiovascular disease.

•                  We and our partners reported positive clinical data on seven drugs and we added four drugs to our pipeline.

•                  We and our partners initiated Phase 2 or Phase 3 clinical studies on eight drugs.

•                  We received Orphan Drug Designation and Fast Track Status in the United States for ISIS-SMNRx and ISIS-TTRRx.  We received Orphan Drug Designation in the EU for ISIS-SMNRx.

Corporate Highlights

•                  We formed three new strategic alliances with Biogen Idec to develop and commercialize antisense drugs for severe and rare and neurologic diseases.  In total all three alliances are valued at up to $1.2 billion.

•                  We entered into an alliance with Biogen Idec to develop and commercialize our drug, ISIS-SMNRx, to treat SMA.  We received a $29 million upfront payment and are eligible to receive up to an additional $270 million in a license fee and milestone payments, and double-digit royalties on sales of ISIS-SMNRx.

•                  We entered into an alliance with Biogen Idec to develop and commercialize a drug to treat myotonic dystrophy type 1, or DM1.  We received a $12 million upfront payment and are eligible to receive up to an additional $259 million in a licensing fee and milestone payments.  We are also eligible to receive double-digit royalties on product sales.

•                  We entered into an alliance with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders.  We received a $30 million upfront payment and are eligible to receive up to another $200 million in a license fee and regulatory milestone payments per program.  We are also eligible to receive double-digit royalties on product sales for each drug.

•                  We formed a new strategic alliance with AstraZeneca to discover and develop antisense drugs against five cancer targets, which included a license to develop and commercialize ISIS-STAT3Rx.

•                  The agreement comprises $31 million in upfront and near-term payments, including a $25 million payment we have received followed by a $6 million payment we are eligible to receive in the second quarter of 2013 assuming the research program is continuing.  We are also eligible to receive milestone payments, license fees and royalties.

•                 We added the first drug from the research collaboration, ISIS-AZ1Rx, to the pipeline.

•                  We and GlaxoSmithKline amended the clinical development plan and financial terms relating to ISIS-TTRRx to support an accelerated development plan for the drug.  As a result of the revised agreement, we received a $2.5 million upfront payment.

•                  We received a $7.5 million milestone payment upon initiation of the Phase 2/3 study for ISIS-TTRRx.

•                  We are also eligible to earn an additional $50 million in pre-licensing milestone payments to support the ISIS-TTRRx Phase 2/3 study.

•                  We benefited as our partners advanced RNA-based technologies and products incorporating our technology.

•            We received $2.7 million from Alnylam as a result of Alnylam’s licenses that included our patents.

•            We received $1.3 million from Pfizer triggered by Pfizer’s decision to advance EXC 001 into a Phase 2 study.

•                  Regulus Therapeutics completed an initial public offering and is now traded on The NASDAQ Global Market under the ticker RGLS.  We purchased $3 million of Regulus’ common stock at the offering price and remain a significant shareholder with approximately 17 percent ownership on a fully diluted basis, which was valued at approximately $36 million on February 26, 2013.

•                  We completed a successful $201.3 million convertible debt financing.  We used the majority of the proceeds of this financing to redeem our outstanding $162.5 million 2 5/8 percent subordinated convertible debt.

•                  The securities class action lawsuit was voluntarily withdrawn and there are no pending lawsuits related to any violation of securities laws.

•                  We and our collaborators published papers in leading scientific journals demonstrating the broad applicability of our technologies.

•                  A paper in Nature demonstrating that an antisense compound selectively and rapidly reduced target RNA in skeletal muscle and alleviated disease in animal models of myotonic dystrophy.

•                  A paper in Neuron demonstrating that an antisense compound reversed disease in animal models of Huntington’s disease.

•                  Two papers in the journal Cell demonstrating that single-stranded RNA-like antisense technology can activate the RNAi pathway and inhibit the expression of targeted genes.

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

Our Development Projects

We are the leader in the discovery and development of an exciting new class of drugs called antisense drugs. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. When we combine this efficiency with our rational approach to selecting disease targets, we can build a large and diverse portfolio of drugs designed to treat a variety of health conditions, including cardiovascular, severe and rare, neurologic and metabolic diseases and cancer.  We and our partners are developing antisense drugs for systemic, intrathecal and local delivery. We expect to continue to add new drugs to our pipeline, creating opportunities for future licensing transactions and building a broad proprietary portfolio of drugs applicable to many disease targets. We also continue to improve our scientific understanding of our drugs, including how our drugs impact the biological processes of the diseases we target.

With our expertise in discovering and characterizing novel antisense inhibitors, our scientists can optimize the properties of our antisense drugs for use with particular targets. Our scientists have made significant advances in chemistries, which we call our second-generation antisense drugs. Second-generation antisense drugs may have increased potency, stability, oral bioavailability and an improved side effect profile.  Our scientists have further improved upon our second-generation chemistry with our generation 2.5 chemistry, an advancement that we believe will further increase the potency of our drugs and make oral administration commercially feasible. We currently have two generation 2.5 drugs in development, ISIS-STAT3Rx and ISIS-FVIIRx, and we expect that some of our future drugs will also incorporate our generation 2.5 chemistry.

Our scientists have utilized our chemistry advancements to expand the therapeutic and commercial opportunities of our pipeline. These advancements, along with the manufacturing and analytical processes that are the same for all of our drugs, shorten our timeline from initial concept to the first human dose when compared to small molecule drugs.

The following table lists our approved products and each of our and our partners’ drug development projects, their targets, disease indications and the development status of each. Prior to Phase 3 studies, we identify our drugs by the target, such as ISIS-GCGRRx or ISIS-APOCIIIRx.  For the majority of our partnered drugs, we refer to a drug by the partner’s own compound number, such as ATL1103 or iCo-007.  As the drugs in our pipeline advance in clinical development, we will adopt nonproprietary names given to each drug from the United States Adopted Names Council.  For example, mipomersen is a nonproprietary name that we obtained for ISIS 301012 in 2007.  Once we or our partners establish a brand name, like KYNAMRO for mipomersen, we will adopt the brand name even before regulatory agencies grant marketing approval.

KYNAMRO (mipomersen sodium) injection

Our flagship product, KYNAMRO, is on the market in the United States for patients with HoFH.  These are patients who are at high cardiovascular risk and who may not be able to reduce their LDL-C sufficiently with currently available lipid-lowering therapies.  KYNAMRO was approved by the FDA as an adjunct to lipid-lowering therapy and diet to reduce LDL-C, apolipoprotein-B, or apo-B, total cholesterol and non-HDL-C in patients with HoFH.  KYNAMRO is available in the United States under a Risk Evaluation and Mitigation Strategy, or REMS, with a Boxed Warning citing the risk of hepatic toxicity.

Genzyme is also pursuing marketing approval for KYNAMRO in other major markets.  Genzyme is executing a comprehensive plan to address a global commercial market that consists of patients who are in desperate need of new treatment options.  Genzyme has substantial expertise in successfully marketing drugs in the United States and internationally for severe and rare diseases and plans to leverage its infrastructure in these markets.  Beyond the United States, KYNAMRO is under review by the EMA and other regulatory authorities.

We believe that Genzyme has the commercial infrastructure and ability to successfully commercialize KYNAMRO worldwide making the drug available for patients in need in approved markets.  By concentrating marketing and sales efforts on lipid specialists and physicians who refer patients to these specialists, Genzyme plans to reach patients with HoFH in the United States.  Genzyme has also established KYNAMRO CornerstoneSM, a support program for health care providers, patients, families and caregivers that offers services related to HoFH and KYNAMRO in the United States.  Along with preparing for an efficient marketing and sales effort for KYNAMRO, Genzyme has made significant progress raising awareness of HoFH, and the importance of family screening to identify patients earlier. These activities include conducting continued medical educational programs to inform physicians about FH and partnering with key advocacy groups, such as the National Lipid Association, American College of Cardiology, European Atherosclerosis Society Congress, International Symposium on Atherosclerosis and the American Heart Association.  In 2011, Sanofi acquired Genzyme, and we believe that Sanofi and its global presence will aid in the rapid market expansion of KYNAMRO throughout the world.

KYNAMRO is a novel, first-in-class, apo-B synthesis inhibitor for the reduction of LDL-C. It is a second-generation antisense drug we discovered and licensed to Genzyme in 2008.  KYNAMRO acts by decreasing the production of apo-B. Apo-B provides the structural core for atherogenic lipids, including LDL-C, which carry cholesterol through the bloodstream. KYNAMRO reduces LDL-C and other key atherogenic lipids linked to cardiovascular disease by preventing their formation.  Together with Genzyme, we completed the largest clinical study conducted to date in HoFH patients.  In the randomized, double-blind, placebo controlled, multi-center trial, KYNAMRO significantly further reduced LDL-C and all other measured endpoints when added to a treated baseline. Three patients (12 percent) treated with KYNAMRO withdrew due to adverse events. Consistent with other studies evaluating KYNAMRO, commonly observed adverse events included mild to moderate injection site reactions and flu-like symptoms, as well as elevations in liver transaminases.

Familial Hypercholesterolemia

Physicians diagnose patients as having FH if they have very high cholesterol, are at high cardiovascular risk and cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies. FH is a genetic disease that causes elevated LDL-C levels and family patterns of premature heart disease and heart disease-related death. FH patients have inherited abnormalities in liver cells that are responsible for clearing LDL particles from the blood. FH is autosomal dominant, which means that all first-degree relatives of FH patients have a 50 percent chance of having the disease as well, making early detection through early screening critically important. Patients with untreated FH have a 50 percent mortality rate by age 60.

HoFH is a severe form of FH.  People with HoFH have inherited mutations that limit the body’s ability to clear cholesterol.  HoFH is extremely rare: it is believed to occur in only one out of every one million persons.  As with other rare diseases, the true prevalence of HoFH may be underestimated because of inadequate data and under-diagnosis.  Today, it is estimated that HoFH affects about 6,000 people globally.  Medical literature includes different criteria for making an HoFH diagnosis.  HoFH may be diagnosed by clinical or genetic parameters, and may be considered in cases of unusually high LDL-C, such as greater than 500 mg/dL without treatment, or 300 mg/dL after taking cholesterol-lowering medication.  Because HoFH is genetic, it is important that all family members of people with HoFH know their cholesterol levels, regardless of their age.  In addition to lipid-lowering medications, current standard-of-care for HoFH patients can include apheresis, a two to four hour process administered two to four times a month.  Apheresis mechanically separates LDL-C from the blood and it has been the only therapy available on top of maximally tolerated lipid-lowering therapy.

Clinical Development

Together with Genzyme, we evaluated KYNAMRO in a Phase 3 study in patients with HoFH.  The randomized, double-blind, placebo-controlled, multi-center study enrolled 51 HoFH patients age 12 to 53 years, including seven patients age 12 to 16 years, who were maintaining a regimen of maximally tolerated lipid-lowering medications.  Treatment with KYNAMRO further reduced LDL-C levels by an average of 113 mg/dL, or 25 percent, from a treated baseline of 439 mg/dL, and further reduced all measured endpoints for atherogenic particles.  In March 2010, these data were published in The Lancet by Professor Raul of the University of the Witwatersrand in South Africa.

Together with Genzyme we also conducted three additional Phase 3 studies in patients with severe hypercholesterolemia, in patients with heterozygous familial hypercholesterolemia, or HeFH, and in patients with high cholesterol at high risk for cardiovascular disease.  In all three Phase 3 studies, treatment with KYNAMRO lowered LDL-C and reduced other atherogenic lipids, including apo-B, total cholesterol, non-HDL-C, and Lp(a). These key lipids are generally accepted risk factors for cardiovascular disease.  Data from these studies were published in Circulation and PLoS One.

Safety data for KYNAMRO are based on pooled results from the four Phase 3 studies noted above with a total of 390 patients. In these four Phase 3 studies, 261 patients received weekly subcutaneous injections of 200 mg of KYNAMRO and 129 patients received placebo for a median treatment duration of 25 weeks.  Eighteen percent of patients on KYNAMRO and 2 percent of patients on placebo discontinued treatment due to adverse reactions.  The most common adverse reactions in patients treated with KYNAMRO that led to treatment discontinuation and occurred at a rate greater than placebo were: injection site reactions of five percent, alanine aminotransferase increase of 3.4 percent, flu-like symptoms of 2.7 percent, aspartate aminotransferase increase of 2.3 percent and abnormal liver function test of 1.5 percent.

Based on these positive data, Genzyme submitted an NDA to the FDA in March 2012 for marketing approval of KYNAMRO in patients with HoFH.  In January 2013, the FDA approved the NDA for KYNAMRO.  In 2011, Genzyme submitted a marketing authorization application, or MAA, for KYNAMRO to the EMA.  In December 2012, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a negative opinion for the MAA for KYNAMRO.  Genzyme requested a reexamination of the CHMP opinion and expects to report the outcome of the re-examination in the first half of 2013.  Genzyme has also submitted marketing applications for KYNAMRO in other countries.

In March 2012, Genzyme and we reported data from a Phase 3 long-term extension study of KYNAMRO.  Data from this study included 141 patients who enrolled in the study after having completed one of the three Phase 3 studies: HoFH, severe hypercholesterolemia, or the HeFH study.   In this study, patients treated with KYNAMRO for two years maintained robust reductions in LDL-C and all other apoB-containing atherogenic lipoproteins measured with a safety profile consistent with the completed Phase 3 studies of KYNAMRO.

In 2012, Genzyme initiated a Phase 3 study titled ‘evaluating the saFety and atherOgeniC lipoprotein redUction of mipomerSen in FH, or FOCUS FH, which Genzyme is conducting under an SPA with the FDA.  An SPA is an agreement between the FDA and the drug developer that the design and planned analysis of a study is sufficient to address objectives in support of a regulatory submission.  In FOCUS FH, Genzyme is evaluating KYNAMRO in patients with severe heterozygous FH.  Severe HeFH patients are defined as FH patients who have LDL-C levels greater than 200 mg/dL with coronary artery disease or more than 300 mg/dL without coronary artery disease despite maintaining a regimen of maximally tolerated lipid-lowering therapy.  In this 60-week, placebo-controlled, randomized, double-blind study, KYNAMRO is being administered either weekly as a 200 mg injection or three times a week as a 70 mg injection.

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

Cardiovascular disease is an area of focus for us.  We have created a cardiovascular disease franchise comprised of drugs that target all the key components of cardiovascular disease, including various atherogenic lipids, inflammation and thrombosis, an aberrant blood clot formation responsible for most heart attacks and strokes.  For example, we are developing a drug that lowers apoC-III and triglycerides, which are both independent risk factors for cardiovascular disease.  Our most recent addition to our cardiovascular franchise is our drug that lowers Lp(a), another independent risk factor for cardiovascular disease. Currently available lipid-lowering therapies do not significantly lower apoC-III, triglycerides, or Lp(a). We believe that targeting apoC-III and Lp(a) could provide a complementary approach to lipid-lowering therapies, including KYNAMRO.  We are also developing a drug that lowers C-reactive protein, or CRP, a protein that scientists associate with cardiovascular disease.  And finally, our cardiovascular franchise includes two anti-thrombotic agents, which could offer safer, more effective alternatives to anti-clotting agents currently on the market.

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

ISIS-APOCIIIRx — ISIS-APOCIIIRx is an antisense drug we designed to reduce apolipoprotein C-III, or apoC-III, protein production and lower triglycerides. ApoC-III regulates triglyceride metabolism in the blood and is an independent cardiovascular risk factor. People who do not produce apoC-III have lower levels of triglycerides and lower instances of cardiovascular disease. ApoC-III is elevated in patients with dyslipidemia, or an abnormal concentration of lipids in the blood, and is frequently associated with multiple metabolic abnormalities, such as insulin resistance and/or metabolic syndrome. In human population studies, lower levels of apoC-III and triglycerides correlated with a lower rate of cardiovascular events. In certain populations, apoC-III mediates insulin resistance, which can make metabolic syndrome worse.

In preclinical studies, ISIS-APOCIIIRx diminished symptoms of metabolic syndrome and reduced atherosclerosis in mice. We have completed a Phase 1 study evaluating the safety and activity of ISIS-APOCIIIRx in healthy volunteers. In this study, ISIS-APOCIIIRx produced rapid, dose-dependent median reductions of up to 78 percent in apoC-III protein and up to 44 percent in blood triglycerides. All subjects tolerated ISIS-APOCIIIRx well.

We are pursuing a staged development plan for ISIS-APOCIIIRx designed to shorten the time to bring this drug to patients at high-risk of cardiovascular disease and pancreatitis. These are the patients with the highest unmet medical need who have severely high triglyceride levels despite currently available therapies and are at the greatest risk. Patients with triglycerides greater than 880 mg/dL are at a higher risk of developing pancreatitis, a painful and sometimes fatal disease that requires hospitalization and close monitoring. In these patients who cannot reduce their triglycerides to acceptable levels, the primary therapy is diet, which requires strict adherence and is often unsuccessful.

Our plan is to initially develop ISIS-APOCIIIRx to treat patients with triglyceride levels greater than 880 mg/dL and as we gain additional experience in these patients, expand to include other less severe patient populations.  We are evaluating ISIS-APOCIIIRx in a Phase 2 study in patients with very high triglyceride levels of greater than 500 mg/dL. In this study, we plan to enroll approximately 100 patients who have triglyceride levels of 500 mg/dL or higher, and evaluate ISIS-APOCIIIRx as a monotherapy and in combination with fibrates.  We are also evaluating ISIS-APOCIIIRx in patients with type 2 diabetes and high triglyceride levels.  We plan to report Phase 2 data from these studies in 2013 or early 2014. We plan to initiate a Phase 3 program that will include evaluating ISIS-APOCIIIRx in patients with severely elevated triglyceride levels of greater than 880 mg/dL in late 2013 or early 2014.

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

We completed a second Phase 1 study designed to evaluate if pretreatment with ISIS-CRPRx can blunt an acute severe increase in CRP.  In this study, healthy volunteers were treated with ISIS-CRPRx and then subjected to an endotoxin challenge, which causes an increase in CRP and other inflammatory markers.   We plan to report the data from this study in the first half of 2013.  In addition, we are evaluating ISIS-CRPRx in a Phase 2 study in patients with rheumatoid arthritis in which we will evaluate the effect of lowering CRP in patients with chronically elevated levels.  We plan to report data from the Phase 2 rheumatoid arthritis study in 2013.   We are also evaluating ISIS-CRPRx in a Phase 2 study in patients with atrial fibrillation, or AF.  AF involves an irregular heart rate that commonly causes poor blood flow to the body.  In this study, we will evaluate the effect of lowering CRP on the frequency and duration of AF.  We plan to report data from the AF study in early 2014.

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

In preclinical studies, ISIS-FXIRx demonstrated potent antithrombotic activity with no increase in bleeding compared with standard anti-clotting agents, including low molecular weight heparin, warfarin and Factor Xa inhibitors, all of which increase bleeding. We have completed a Phase 1 study evaluating the safety and activity of ISIS-FXIRx in healthy volunteers. In this study, ISIS-FXIRx produced dose-dependent statistically significant reductions of greater than 80 percent in Factor XI protein. In this study, subjects tolerated ISIS-FXIRx well with no increase in bleeding.

In 2012, we initiated a Phase 2 study evaluating ISIS-FXIRx in patients undergoing knee replacement surgery, also referred to as total knee arthroplasty, or TKA. This study is a comparator-controlled study, in which we will compare the safety and activity of ISIS-FXIRx to a commonly used anti-coagulant, enoxaparin. In this study, we are evaluating the effectiveness of ISIS-FXIRx in reducing the number of thrombotic events in patients following TKA without increasing bleeding. Given the mechanism of Factor XI inhibition, we believe that doctors could use our drug broadly as an anti-thrombotic in many different therapeutic settings for which additional safe and well tolerated anti-thrombotic drugs are needed. We plan to report data from the Phase 2 study for ISIS-FXIRx in 2013.

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

We plan to initiate a Phase 1 clinical study for ISIS-APOARx in 2013.

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

We plan to complete preclinical studies to support an investigational new drug, or IND, application for ISIS-FVIIRx in 2013.

Severe & Rare Disease Franchise

Our severe and rare disease franchise is the largest franchise in our pipeline.  We believe that our antisense technology could offer effective therapies for patients with severe and rare diseases that are life-threatening or fatal and for which there are limited treatment options.  According to the National Institutes of Health, or NIH, there are approximately 5,000 to 8,000 rare diseases, many life-threatening or fatal.  Unfortunately, patients with many of these severe and rare diseases have few effective therapies available.  Since most severe and rare diseases are genetic or have a genetic component, parents often pass the disease to their children, creating a legacy of the disease and resulting in profound effects on the family.

We are discovering and developing antisense drugs to treat severe and rare diseases for which there is a need for new treatment options.  Our partners, Biogen Idec and GSK, allow us to expand our drug discovery and development efforts beyond what we would choose to do internally.  Due to the severe nature of these diseases and the lack of available treatments, there is an opportunity for more flexible and efficient development paths to the market.  This means that, in some cases, the studies necessary for us to demonstrate proof-of-concept with a particular drug may also be the studies that complete our marketing registration package, thereby providing us with a relatively rapid path to market for potential new treatments for devastating and often fatal diseases.

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

In 2007, we licensed alicaforsen to Atlantic Pharmaceuticals for pouchitis, UC and other inflammatory diseases. The FDA and EMA have since granted alicaforsen Orphan Drug Designation for the treatment of pouchitis in the United States and Europe, respectively.  Atlantic Pharmaceuticals currently supplies alicaforsen in response to physicians’ requests under international Named Patient Supply regulations for patients with pouchitis.  We are eligible to receive royalties on product sales, including product sales under the Named Patient Supply from Atlantic Pharmaceuticals.  Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen.

KYNAMRO (mipomersen sodium) injection — Our flagship product, KYNAMRO, is on the market in the United States for patients with HoFH.  For more information on KYNAMRO, see the previous KYNAMRO section, which is directly after the pipeline chart.

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

We designed ISIS-TTRRx to inhibit the production of all forms of TTR, and to offer an alternative approach to treat all types of TTR-related amyloidosis.  ISIS-TTRRx is the first drug to enter development under our preferred partner alliance with GSK. In October 2012, we amended our agreement with GSK to reflect an accelerated development plan for ISIS-TTRRx. Under the terms of the original collaboration agreement with GSK, which includes six programs, we are eligible to receive on average up to $20 million in milestone payments per program before Phase 2 proof-of-concept plus a licensing fee, additional post-licensing milestone payments and double digit royalties on sales from each product. Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012, and received a $7.5 million milestone payment in February 2013 upon initiation of the ISIS-TTRRx Phase 2/3 study. We have already received $17.5 million in milestone payments from GSK related to the development of ISIS-TTRRx, including the $7.5 million milestone payment we received in February 2013. We are also eligible to earn an additional $50 million in pre-licensing milestone payments to support the ISIS-TTRRx Phase 2/3 study. In addition, GSK has increased the regulatory and sales milestones payable to us should the product achieve registration and meet certain sales thresholds. We are also eligible to receive double-digit royalties on sales of ISIS-TTRRx.

We completed a Phase 1 study evaluating the safety and activity of ISIS-TTRRx in healthy volunteers. In this study, ISIS-TTRRx produced rapid, dose-dependent reductions in plasma TTR protein with many subjects achieving greater than 80 percent reduction in TTR protein and several subjects reaching TTR protein levels that were below the limit of assay detection at the highest doses. Subjects treated with ISIS-TTRRx generally tolerated the drug well. In February 2013, we initiated a Phase 2/3 study to evaluate the efficacy of ISIS-TTRRx in patients with FAP.  In this study, we will enroll approximately 200 patients and evaluate the efficacy of ISIS-TTRRx by measuring neurological dysfunction and quality of life in patients with FAP.

ISIS-SMNRx — ISIS-SMNRx is an antisense drug we designed to treat spinal muscular atrophy, or SMA, a severe motor-neuron disease that is the leading genetic cause of infant mortality. SMA affects approximately 30,000 to 35,000 patients in the United States, Europe and Japan. One in 50 people, approximately six million people in the United States, are carriers of the SMA gene. Carriers experience no symptoms and do not develop the disease. When both parents are carriers, however, there is a one in four chance that their child will have SMA. SMA is caused by a loss of, or defect in, the survival motor neuron 1, or SMN1, gene leading to a decrease in the protein survival motor neuron, or SMN. SMN is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular growth and function. The severity of SMA correlates with the amount of SMN protein a person produces. Infants with Type I SMA, the most severe life-threatening form, produce very little SMN protein and have a shortened life expectancy. Children with Type II and Type III SMA have greater amounts of SMN protein and have less severe, but still life-altering, forms of SMA.  The FDA granted Orphan Drug Designation with Fast Track Status to ISIS-SMNRx for the treatment of patients with SMA.

We designed ISIS-SMNRx to potentially treat all types of childhood SMA by altering the splicing of a closely related gene, SMN2, which leads to the increased production of fully functional SMN protein.  Splicing is a normal cellular mechanism that the cell uses to produce many different, but closely related proteins from a single gene by varying the processing of the RNA.  Splicing occurs on the precursor mRNA, or pre-mRNA, which includes sequences that encode for proteins and regions that are unnecessary for making proteins.  The cell deletes the regions that are unnecessary for making proteins from the pre-mRNA strand before it produces the mRNA. Scientists call the natural process that removes these regions and re-forms the finished mRNA ‘splicing’. Most of the diversity in proteins in the cell is due to splicing. In fact, of the approximately 25,000 genes in the human genome, approximately 90% have alternative splice forms. Alternative splicing can produce proteins that are involved in disease. In some cases like SMA, we are using antisense technology to direct alternate splicing to produce a deficient protein, SMN, critical for normal cellular function to correct for a genetic defect.

In January 2012, we and Biogen Idec entered into a preferred partner alliance that provides Biogen Idec an option to develop and commercialize ISIS-SMNRx. Under the agreement, we received an upfront fee and are responsible for developing ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies. We will receive milestone payments from Biogen Idec as ISIS-SMNRx advances through development.  We are also eligible to receive double-digit royalties on sales of ISIS-SMNRx. We plan to initiate a Phase 2/3 program in 2013.

In December 2011, we initiated the first Phase 1 clinical study evaluating ISIS-SMNRx in children with SMA. We designed the Phase 1 study of ISIS-SMNRx, a single-dose, dose-escalation study, to assess the safety, tolerability and pharmacokinetic profile of the drug in medically stable children with SMA between the ages of two and 14. In this study all patients have completed dosing and patients tolerated ISIS-SMNRx well as a single dose administered directly into the cerebral spinal fluid. In this study, we also observed improvements in muscle function in a number of children.  We plan to report the full data from this study at the American Academy of Neurology meeting in March 2013.

We initiated the Phase 1b/2a multiple-dose, dose-escalation study in October 2012 to evaluate the safety of multiple doses of ISIS-SMNRx and to aid in identifying an appropriate dose to move into Phase 2/3 studies, which we are designing to support registration for marketing approval.

We acknowledge support from the following organizations for this program: Muscular Dystrophy Association, SMA Foundation, and Families of Spinal Muscular Atrophy. We have licensed intellectual property relating to this program from Cold Spring Harbor Laboratory and the University of Massachusetts Medical School.

ISIS-APOCIIIRx — ISIS-APOCIIIRx is an antisense drug we designed to reduce apolipoprotein C-III, or apoC-III, protein production and lower triglycerides.  We are evaluating ISIS-APOCIIIRx for use in patients with severely elevated triglycerides of greater than 880 mg/dL.  For more information on ISIS-APOCIIIRx, please refer to the ISIS-APOCIIIRx section under the subheading “Cardiovascular Franchise.”

ATL1103 — ATL1103 is an antisense drug that targets the growth hormone receptor, or GHr, a receptor that, when inhibited, reduces the level of circulating insulin-like growth factor-1, or IGF-1, produced in the liver. IGF-1 is a hormone that contributes to various diseases, including acromegaly, an abnormal growth disorder of organs, face, hands and feet.  IGF-1 also contributes to diabetic retinopathy, a common disease of the eye and a leading cause of blindness, diabetic nephropathy of the kidney and certain forms of cancer. In preclinical studies, ATL1103 demonstrated significant reductions in IGF-1 levels in the blood and inhibition of neovascularization, or new blood vessels, in the eye in a mouse retinopathy model.

Antisense Therapeutics Limited, or ATL, is developing ATL1103.  ATL has completed a Phase 1 study in healthy volunteers demonstrating that ATL1103 was safe and well tolerated.  ATL is evaluating ATL1103 in a Phase 2 study in patients with acromegaly.

ISIS-GCCRRx — ISIS-GCCRRx is an antisense drug that targets the glucocorticoid receptor, or GCCR. Glucocorticoid hormones affect a variety of processes throughout the body, and excessive levels of glucocorticoid hormones can have a detrimental effect on many of the tissues and organs in the body.  Cushing’s Syndrome is an orphan disease caused by prolonged exposure to high levels of glucocorticoids.  If untreated, patients with Cushing’s Syndrome can develop hypertension, diabetes and impaired immune functions and have an increased risk of early death.  Although there are approved treatments for Cushing’s Syndrome, current medicines are associated with significant side effects, such as hypertension and diabetes, and there remains a high unmet medical need for new therapies for these patients.  We have already demonstrated that subjects tolerated ISIS-GCCRRx well in a Phase 1 study in healthy volunteers, and we observed reductions of GCCR specifically in the liver and fat tissues, consistent with our preclinical observations.  We plan to develop ISIS-GCCRRx to treat patients with Cushing’s Syndrome and, as explained later, to treat patients with type 2 diabetes who are also on metformin.

ISIS-AATRx — ISIS-AATRx is an antisense drug that reduces production of alpha-1 antitrypsin, or AAT, for the treatment of liver disease in patients with alpha-1 antitrypsin deficiency, or AATD. AATD is a genetic disease in which the patient does not produce normal AAT, a protein primarily produced in the liver that protects lung tissue from damage. AATD affects one out of every 2,500 people in the United States and can lead to severe liver disease, including liver scarring, cirrhosis and liver cancer.

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

ISIS-AATRx is the second drug to enter development under our preferred partner alliance with GSK. We are responsible for developing ISIS-AATRx through Phase 2 proof-of-concept, at which time GSK has the option to license ISIS-AATRx from us. We are eligible to receive milestone payments from GSK as ISIS-AATRx advances through development. We believe that ISIS-AATRx offers a unique approach to treat AATD-associated liver disease.

ISIS-PKKRx — ISIS-PKKRx is an antisense drug designed to prevent hereditary angioedema, or HAE, attacks.  ISIS-PKKRx inhibits the production of prekallikren, or PKK, a protein produced in the liver that plays an important role in the activation of inflammatory mediators associated with acute attacks of HAE.  HAE is a rare genetic disease that is characterized by rapid and painful attacks of inflammation in the hands, feet, limbs, face, abdomen, larynx and trachea.  HAE affects approximately 20,000 patients in the United States and Europe and can be fatal if swelling occurs in the larynx.  In patients with frequent or severe attacks, doctors may use prophylactic treatment approaches to prevent and reduce the severity of HAE attacks.  However, current prophylactic treatment approaches are very limited and have major tolerability issues due to challenging administration requirements leaving patients with few therapeutic options.  By inhibiting the production of PKK, ISIS-PKKRx could be an effective prophylactic approach to preventing HAE attacks.  We plan to develop ISIS-PKKRx as a once-weekly treatment to prevent HAE attacks in patients who are susceptible to acute and serious attacks.

Metabolic Franchise

Metabolic disorders are chronic diseases that affect millions of people.  There is still a significant need for new therapies for these patients. According to the Centers for Disease Control and Prevention, diabetes affects more than 25 million people in the United States, or eight percent of the population, with type 2 diabetes constituting 90 to 95 percent of those cases.

Metabolic disease is a very large area of medical need and is another area in which we focus our drug discovery efforts. We now have three drugs in our pipeline to treat type 2 diabetes, each of which acts upon targets in the liver or fat tissue through a distinct mechanism to improve insulin sensitivity, reduce glucose production, or affect other metabolic aspects of this complex disease. We plan to keep building our metabolic disease franchise and we are expanding our focus beyond type 2 diabetes to obesity and nonalcoholic steatohepatitis, or NASH. NASH is a common and often asymptomatic liver disease that can cause irreversible damage to the liver, and lead to liver cirrhosis and cancer. There is a significant need to reduce liver fat in patients with metabolic disease because these patients can develop NASH if they accumulate too much fat in their liver.

Our approach is to develop antisense drugs that doctors can add to existing therapies to treat diabetes and obesity. One hurdle for traditional drug development is that most traditional drugs cannot selectively target a disease-causing protein without also affecting closely related proteins, which often results in unwanted side effects. We design our antisense drugs to target the gene responsible for producing the disease-causing protein while avoiding unwanted effects on closely related proteins, thereby reducing the risk of side effects. In addition, the liver and fat cells produce many of the most important therapeutic targets for metabolic disease, and our antisense drugs distribute to the liver and fat cells and inhibit the production of key therapeutic targets in these organs.

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

Phase 2 studies of ISIS 113715, our previous PTP-1B inhibitor, showed that inhibiting PTP-1B could help patients with type 2 diabetes. In those studies, inhibiting PTP-1B improved glucose control and reduced LDL-C in both newly diagnosed diabetic patients and in patients who were taking sulfonylureas. The patients in these studies also did not gain weight, indicating another substantial advantage in treating diabetic patients who are frequently obese and at high cardiovascular risk.

We have completed a Phase 1 study evaluating the safety of ISIS-PTP1BRx in healthy volunteers. In this study, subjects tolerated ISIS-PTP1BRx well.  We also observed encouraging data in measures of insulin sensitivity and in a biomarker associated with weight loss.  These Phase 1 data are consistent with our findings from our Phase 2 ISIS 113715 studies and support our preclinical observations of increased potency with ISIS-PTP1BRx compared to ISIS 113715.

We believe that physicians may use ISIS-PTP1BRx in combination with most of the other commonly used drugs, including insulin, GLP-1 agonists, and more traditional drugs like metformin, to treat patients with diabetes. The clinical development plan for ISIS-PTP1BRx focuses on treating diabetic patients who are inadequately controlled on insulin, helping them utilize insulin more efficiently and treating patients who are beginning to fail oral therapies, extending the time they have before becoming dependent on insulin.  In 2013, we plan to initiate a Phase 2 study in patients with type 2 diabetes who despite taking metformin have uncontrolled glucose levels.

ISIS-GCCRRx — ISIS-GCCRRx is an antisense drug that targets GCCR. Glucocorticoid hormones effect a variety of processes throughout the body, including promoting liver glucose production and fat storage. Scientists associate excessive GCCR activity in the liver and fat with obesity, insulin resistance and glucose intolerance.  Although scientists have long recognized inhibiting GCCR as an attractive strategy for improving glycemic and lipid control in patients with type 2 diabetes, the side effects associated with systemic GCCR inhibition have challenged traditional drug developers.  Antisense inhibitors of GCCR take advantage of the unique tissue distribution of oligonucleotides that allows the antisense drugs to inhibit glucocortocoid action primarily in liver and fat tissue. Notably, antisense drugs delivered systemically do not reduce GCCR expression in the central nervous system or adrenal glands, which could lead to systemic side effects. Reducing GCCR specifically in the liver and fat tissues is an attractive therapeutic approach because it lowers glucose and lipids, without causing potential side effects associated with systemic GCCR inhibition.

In preclinical studies, we showed that we can reduce GCCR specifically in the liver and fat tissues. In addition, we have shown that antisense inhibition of GCCR produced robust lowering of blood glucose, lipid levels and decreased body fat in obese animals.  We have completed a Phase 1 study evaluating the safety of ISIS-GCCRRx in healthy volunteers. In this study, subjects tolerated ISIS-GCCRRx well, and we observed reductions of GCCR specifically in the liver and fat tissues, consistent with our preclinical observations.

We believe that doctors could use ISIS-GCCRRx in diabetic patients with moderate to severe hyperglycemia who are also obese or have high levels of cholesterol and triglycerides.  We also believe that there are other attractive therapeutic opportunities for doctors to use ISIS-GCCRRx in patients with diseases in which there is glucocorticoid excess, such as Cushing’s Syndrome, and other diseases where a selective GCCR inhibitor could be beneficial.  We plan to develop ISIS-GCCRRx to treat patients with Cushing’s Syndrome.  However, our initial focus is in patients with type 2 diabetes, and we plan to initiate a Phase 2 study in 2013 to evaluate ISIS-GCCRRx in patients with type 2 diabetes who are also on metformin.

ISIS-GCGRRx — ISIS-GCGRRx is an antisense drug that targets the glucagon receptor, or GCGR, to reduce the effects of glucagon. Glucagon is a hormone that opposes the action of insulin and stimulates the liver to produce glucose, particularly in type 2 diabetes. In patients with advanced diabetes, uncontrolled glucagon action leads to a significant increase in blood glucose levels. Therefore, attenuating glucagon action could have a significant glucose lowering effect in patients with severe diabetes.  In addition, reducing GCGR produces more active glucagon-like peptide, or GLP-1, a hormone that preserves pancreatic function and enhances insulin secretion. Therefore, we believe we can help control type 2 diabetes by using an antisense drug to reduce GCGR, which will stop the liver from producing too much glucose while preserving pancreatic function.

We conducted preclinical studies in the most insulin-resistant models of type 2 diabetes.  In these studies, antisense reduction of GCGR decreased excessive liver glucagon action, produced robust glucose control, reduced levels of triglycerides and helped preserve the pancreas without producing hypoglycemia. Although researchers have developed and evaluated small molecule inhibitors of GCGR and observed glucose-lowering effects, treatment with these small molecule inhibitors also produced side effects limiting their potential use as drugs, including increases in lipids and blood pressure.  We have completed a Phase 1 study evaluating the safety of ISIS-GCGRRx in healthy volunteers. In this study, subjects tolerated ISIS-GCGRRx well with no clinically significant increases in lipids or blood pressure and with no hypoglycemia.  In addition, we observed an increase in active GLP-1, which was consistent with our preclinical observations.

Given the unique mechanism of action and potentially favorable safety profile observed in the Phase 1 study, we believe that doctors could use ISIS-GCGRRx in diabetic patients with severe hyperglycemia who are not controlled with current treatments and who could benefit from a drug that significantly decreases glucose levels and preserves pancreatic function.  We plan to initiate a Phase 2 study in 2013 to evaluate ISIS-GCGRRx in patients with type 2 diabetes who despite taking metformin have uncontrolled glucose levels.

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

We plan to report data from a Phase 1study for ISIS-FGFR4Rx in healthy subjects in 2013.

ISIS-DGAT2Rx — ISIS-DGAT2Rx is an antisense drug that specifically reduces the production of diacylglycerol acyltransferase-2, or DGAT-2, a key component in the synthesis of triglycerides.  By reducing DGAT2, ISIS-DGAT2Rx should reduce liver fat in patients with NASH.  The NIH estimates that NASH affects more than 20 million people in the United States and expects the number to increase as the rate of obesity rises.  There are no effective therapies available for patients with NASH and current treatments consist only of lifestyle changes.  In addition, because clinicians associate increases in liver fat with insulin resistance, ISIS-DGAT2Rx could also benefit patients with type 2 diabetes who are insulin resistant.

Cancer Franchise

We are discovering and developing antisense drugs to treat cancers both internally and through our partnerships with AstraZeneca and OncoGenex Technologies Inc.  Cancer is an area of significant unmet medical need and an area in which our antisense technology provides us with unique advantages in discovering new drugs.  Cancer is an extremely complex disease that involves a large number of targets.  With our technology we can evaluate a very broad and diverse range of targets and identify their involvement in different types of cancers.  Using the information we gain early in research on each of these targets, we can quickly identify the most promising targets for an anti-cancer drug.  We select anti-cancer targets that provide a multi-faceted approach to treating cancer.

Our cancer pipeline consists of anti-cancer antisense drugs that act upon biological targets associated with cancer progression and/or treatment resistance.  In 2012, we formed an anti-cancer alliance with AstraZeneca that supports our efforts to expand our anti-cancer efforts and supports an aggressive and broad clinical development plan for ISIS-STAT3Rx.  AstraZeneca brings significant experience and broad collaborations that enable the identification of novel genetic and epigenetic targets for cancer.   Combining AstraZeneca’s expertise with our drug discovery technology, we plan to expand our cancer franchise with a number of promising new anti-cancer targets.

We believe the favorable tolerability and early evidence of clinical benefit of the anti-cancer drugs in our pipeline demonstrate how uniquely suited our technology is to create novel cancer therapeutics.  In addition, we believe our generation 2.5 chemistry enhances the potency and effectiveness of our antisense drugs, and extends the applicability of our technology to cancers that are difficult to treat.  For instance, we presented positive interim Phase 1 data on our generation 2.5 drug, ISIS-STAT3Rx, in patients with advanced cancer who were refractory to prior chemotherapy treatment.  In this interim analysis, we observed clear responses in these patients with an acceptable safety profile.  Based on these data, we and AstraZeneca are currently evaluating ISIS-STAT3Rx in a clinical study in focused patient populations with advanced cancer.

Custirsen — Custirsen, formerly OGX-011, now under license to Teva Pharmaceutical Industries Ltd., or Teva, is a second-generation antisense drug that targets clusterin, a secreted protein that acts as a cell-survival protein and is over-expressed in response to anti-cancer agents. We and OncoGenex jointly discovered and conducted the initial development of custirsen. In December 2009, OncoGenex licensed custirsen to Teva as part of a global license and collaboration agreement to develop and commercialize custirsen. Teva and OncoGenex are studying custirsen for use as an adjunct therapy to enhance the effectiveness of chemotherapy. Custirsen has shown promising results in combination with currently available chemotherapies in several tumor types. The FDA granted Fast Track Designation to custirsen for the treatment of metastatic prostate cancer in combination with docetaxel. OncoGenex has stated that the FDA has also agreed on the design of the SYNERGY trial, a Phase 3 trial evaluating custirsen, via the SPA process.

OncoGenex and collaborating investigators evaluated custirsen in five Phase 2 studies in combination with various cancer therapies for prostate cancer, non-small cell lung cancer, or NSCLC, and breast cancer. OncoGenex reported results from a randomized Phase 2 study of custirsen in patients with advanced metastatic castrate resistant prostate cancer, or CRPC. In this study, OncoGenex reported a median overall survival of 23.8 months in patients treated with custirsen plus docetaxel compared to 16.9 months for patients treated with docetaxel alone. In addition, OncoGenex reported that the unadjusted hazard ratio, a measure used to determine the difference in survival between treatment groups, was 0.61, representing a 39 percent reduction in the rate of death for patients treated with custirsen. OncoGenex also reported that patients treated with custirsen in combination with docetaxel tolerated custirsen well.

OncoGenex has also evaluated custirsen in a Phase 1/2 combination study in patients with NSCLC. In January 2012, OncoGenex reported that one- and two-year survival rates were 54 percent and 30 percent, respectively, and 12 percent of patients were still alive at a median follow-up of 41 months. The median overall survival was 14.1 months and progression-free survival was 4.3 months.

Teva and OncoGenex are collaborating on a global Phase 3 clinical program in patients with metastatic CRPC and metastatic NSCLC. OncoGenex and Teva are evaluating custirsen in two Phase 3 clinical studies for first- and second-line chemotherapy in patients with metastatic CRPC. OncoGenex and Teva are also evaluating custirsen in a Phase 3 study as a second-line treatment in patients with NSCLC.  Teva and OncoGenex have completed enrollment for the SYNERGY study as a first-line treatment in patients with CRPC and expect results for the survival primary endpoint in the fourth quarter of 2013.

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

In 2010, we initiated a Phase 2 program of ISIS-EIF4ERx in patients with NSCLC and prostate cancer. The endpoints for both studies include progression-free survival, overall survival, response rates, time to progression and the reduction of a variety of biomarkers.  We plan to report data from the Phase 2 program in 2013.

OGX-427 — OGX-427 is a second-generation antisense drug targeting heat shock protein 27, or Hsp27, which is a cell survival protein that cells over-produce in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Studies have shown that increased Hsp27 production is prevalent in many human cancers, including prostate, NSCLC, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancers. Studies have also linked increased Hsp27 production to faster rates of cancer progression, treatment resistance and shorter survival duration.

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

OncoGenex is also evaluating OGX-427 in a Phase 2 study for the first-line treatment of metastatic bladder cancer and in two Phase 2 studies for the treatment of metastatic CRPC. In September 2012, OncoGenex reported preliminary results from a Phase 2 study in patients with CRPC. In this study, OncoGenex reported that treatment with OGX-427 in combination with prednisone resulted in a higher number of patients without disease progression at 12 weeks and greater declines in prostate-specific antigen, or PSA, and circulating tumor cells compared to patients treated with prednisone alone.

ISIS-STAT3Rx — We designed ISIS-STAT3Rx to treat cancer by inhibiting the production of a gene critical for tumor cell growth and survival.  Signal transducer and activator of transcription 3, or STAT3, is over-active in a variety of cancers, including brain, lung, breast, bone, liver and multiple myeloma and promotes tumor cell growth and prevents cell death.

In 2012, we licensed ISIS-STAT3Rx to AstraZeneca as part of a broad alliance to discover and develop anti-cancer drugs.  We are eligible to receive up to $75 million in milestone payments over the next two years, including up to a $50 million milestone payment subject to meeting pre-agreed efficacy and safety criteria in the ongoing ISIS-STAT3Rx study.  We are also eligible to receive double-digit royalties on sales of ISIS-STAT3Rx.

ISIS-STAT3Rx is our first drug to incorporate our new generation 2.5 chemistry.  We believe the significant potency we observed in our preclinical studies with ISIS-STAT3Rx broadens the therapeutic opportunities for ISIS-STAT3Rx into many different types of cancer where STAT3 is implicated.  Our initial focus is to evaluate ISIS-STAT3Rx in hematologic malignancies, such as lymphoma.  Together with AstraZeneca, we have designed a development plan that could allow for a rapid path to the market in these patient populations.   In parallel, AstraZeneca is planning to initiate a broad Phase 2 program for ISIS-STAT3Rx with additional clinical studies in 2013 or early 2014.

In preclinical studies, ISIS-STAT3Rx demonstrated antitumor activity in animal models of human cancer with an attractive safety profile.  In 2012, we reported interim Phase 1 data in patients with cancer who were refractory to prior chemotherapy treatment.  In this study, we showed that ISIS-STAT3Rx treatment resulted in clear responses in patients with advanced cancer with an acceptable safety profile.  Based on this data, we initiated a Phase 2 study in focused patient populations with advanced cancer.

ISIS-AZ1Rx — ISIS-AZ1Rx is an antisense drug to an undisclosed target designed to treat cancer.  ISIS-AZ1Rx is a generation 2.5 drug and the first drug to arise from a research program and enter development under our partnership with AstraZeneca.  We granted AstraZeneca an exclusive license to develop and commercialize ISIS-AZ1Rx.  We are responsible for developing ISIS-AZ1Rx through completion of IND-enabling toxicology and will receive milestone payments from AstraZeneca as ISIS-AZ1Rx advances in development.  We are also eligible to receive double-digit royalties on sales of ISIS-AZ1Rx.  We plan to initiate preclinical studies to support an investigational new drug application for ISIS-AZ1Rx in 2013.

Other Drugs in Development

The broad applicability of our antisense technology allows us to create promising drugs in a variety of disease areas.  We have successfully developed novel drugs designed to treat many different diseases.  In therapeutic areas that are outside of our core areas of development, we license our drugs to highly focused satellite companies that have the specific expertise and resources to continue developing the drugs.  Together with our partners we continue to advance drugs in clinical development that are outside of our core therapeutic areas.  For instance, our partner, Excaliard, presented data from three Phase 2 studies demonstrating that EXC 001 reduced scarring in patients.

ISIS-CRPRx — ISIS-CRPRx is an antisense drug that targets CRP, a protein produced in the liver. CRP levels increase dramatically during inflammatory disorders, including rheumatoid arthritis.   We are evaluating ISIS-CRPRx in patients with rheumatoid arthritis.  For more information on ISIS-CRPRx, please refer to the ISIS-CRPRx section under the subheading “Cardiovascular Franchise”.

ATL1102 — ATL1102 is an antisense drug that ATL is developing for the treatment of multiple sclerosis, or MS.  ATL1102 inhibits CD49d, a subunit of Very Late Antigen-4, or VLA-4. Studies in animal models have demonstrated that inhibiting VLA-4 positively affects a number of inflammatory diseases, including MS.  We licensed ATL1102 to ATL in December 2001 and in February 2008, ATL licensed ATL1102 to Teva .  In 2008, ATL and Teva reported Phase 2a results of ATL1102 showing significantly reduced disease activity in patients with relapsing remitting MS.  In 2010, Teva terminated its agreement with ATL and returned ATL1102 back to ATL.  ATL is seeking a partner to continue developing ATL1102 in patients with MS.

EXC 001 — EXC 001 is an antisense drug that targets connective tissue growth factor, or CTGF, a growth factor that is over-expressed in damaged skin or tissue following a traumatic event. We co-discovered EXC 001 and licensed it to Excaliard for the local treatment of fibrotic diseases, including scarring. Fibrosis represents a significant and expanding area of unmet medical need where antisense drugs could offer a unique advantage as anti-fibrotic agents. In November 2011, Pfizer Inc. acquired Excaliard.

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

In May 2010, investigators evaluating iCo-007 in patients with diffuse diabetic macular edema presented positive results from the Phase 1 study showing that subjects tolerated iCo-007 well.  In this study, a number of individuals exhibited a decrease of central macular edema compared to baseline using an analytical method called optical coherence tomography. iCo is currently evaluating iCo-007 in a Phase 2 study in patients with diabetic macular edema and plans to report data in 2013.

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

Plazomicin has displayed broad-spectrum activity in animals against multi-drug resistant gram-negative bacteria that cause systemic infections, including E. coli, and against methicillin-resistant staphylococcus aureus, or MRSA. In preclinical studies, plazomicin demonstrated an acceptable safety profile and the potential for once-daily dosing. Achaogen has completed a Phase 1 study of plazomicin in healthy volunteers and a Phase 2 study.  In the Phase 2 study, Achaogen evaluated plazomicin compared to levofloxacin for the treatment of complicated urinary tract infections and acute kidney infections in adults.   In this study, patients treated with plazomicin tolerated the drug well and patients demonstrated favorable activity of plazomicin as compared to levofloxacin.  Achaogen plans to initiate the next clinical study in 2013, which they designed to evaluate plazomicin’s effectiveness in treating seriously ill patients for whom currently available therapies are ineffective.

XEN701 — XEN701 is an antisense drug designed to treat anemia of inflammation, or AI. Anemia is a condition in which the body has a lower than normal number of red blood cells. AI is a type of anemia that commonly occurs with chronic, or long-term illnesses, including cancer and inflammatory disorders. Patients with AI cannot use iron properly, which results in a reduction of red blood cell production. XEN701 targets a hormone secreted by the liver in response to inflammatory mediators that inhibits intestinal iron uptake and release of stored iron.

XEN701is the first drug to enter development in our collaboration with Xenon Pharmaceuticals to develop antisense drugs that target the hepcidin-hemojuvelin pathway to treat AI. Antisense drugs targeting hemojuvelin and hepcidin should provide therapeutic benefit to patients with AI by reversing iron disturbances and facilitating red blood cell production.

ISIS-GSK3Rx — ISIS-GSK3Rx is an antisense drug to an undisclosed target designed to treat a viral infection.  ISIS-GSK3Rx is the third drug to enter development under our collaboration with GSK.  We will receive milestone payments from GSK as ISIS-GSK3Rx advances in development, and we are responsible for development of the drug up to phase 2 proof-of-concept, at which time GSK has the option to license ISIS-GSK3Rx from us.  We are also eligible to receive double-digit royalties on sales of ISIS-GSK3Rx.  We plan to initiate preclinical studies to support an investigational new drug application for ISIS-GSK3Rx in 2013.

Antisense Technology

Our core technology programs can support multiple target-based antisense research programs without significantly increasing costs. We can design our antisense drugs to target a broad range of diseases, efficiently producing a proprietary portfolio of drugs that can interrupt the production of disease-causing proteins without disrupting other proteins that are necessary for the body’s normal functions. We are currently pursuing antisense drug discovery programs focused on various cardiovascular, severe and rare, neurologic and metabolic diseases and cancer.

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

Using proprietary antisense oligonucleotides to identify what a gene does, called gene functionalization, and then determining whether a specific gene is a good target for drug discovery, called target validation, are the first steps in our drug discovery process. We use our proprietary antisense technology to generate information about the function of genes and to determine the value of genes as drug discovery targets.  This efficiency represents a unique advantage of our antisense drug discovery process. Antisense core technology is the function within Isis that is responsible for advancing antisense technology. Through the efforts of our scientists in the antisense core technology group, we have produced second generation antisense drugs that have increased potency and stability.  In recent years, our scientists have improved the screening assays for our drugs, which led to the discovery of second generation antisense drugs that have demonstrated enhanced tolerability profiles in early clinical studies.  For example, our drugs ISIS-TTRRx and ISIS-FXIRx are drugs we discovered through our improved screening assays.  In Phase 1 studies evaluating these drugs in healthy volunteers, subjects reported approximately 65 percent fewer injection site reactions and no flu-like symptoms compared to subjects treated with KYNAMRO, an earlier second generation drug.

We combine our core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drugs. The goal of our target-based research programs is to identify antisense drugs to treat diseases for which there are large commercial markets or for which there is a need for better drugs.  In addition, our research programs focus on the planned advancement of our technology for future antisense drugs.  In 2010, we selected our generation 2.5 chemistry, an advancement that we believe will increase the potency of our drugs and make oral administration commercially feasible.  We expect that these generation 2.5 drugs will constitute some of our future drugs and serve as follow-on compounds to some of our current drugs in development.  Currently our ISIS-STAT3Rx , ISIS-FVIIRx , and ISIS-AZ1Rx drugs incorporate our generation 2.5 chemistry.

Other Antisense Targets and Mechanisms

There are more than a dozen antisense mechanisms that can be exploited with our antisense technology.  While the majority of the drugs in our pipeline bind to mRNAs and inhibit the production of disease-causing proteins through the RNase H mechanism, we believe that our antisense technology is broadly applicable to many different antisense mechanisms, including RNAi and splicing, and many different RNA targets, including non-coding RNAs and toxic RNAs.  For example, RNAi is an antisense mechanism that uses small interfering RNA, or siRNA, that exploit a cellular protein complex called the RNA-induced silencing complex, or RISC, to bind to the mRNA and to prevent the production of a disease-causing protein. Most companies approach siRNA using double-stranded oligonucleotides, which due to their properties require complex formulations to achieve delivery.   We have created single-stranded RNAi compounds that, when we administer systemically, distribute in a manner similar to our second-generation RNase H antisense drugs, without requiring the complex formulation or delivery vehicle typically necessary for double-stranded RNAi oligonucleotides.  These new single-stranded RNAi drug designs are an exciting advancement in RNAi technology.  In 2012, we published two papers in the journal Cell demonstrating that single-stranded RNAi drugs distributed broadly, activated the RNAi pathway and reduced expression of targeted genes in animal models.  These data provide compelling evidence that single-stranded oligonucleotides can be designed to exploit the RNAi pathway and silence gene expression of specific mRNAs in target tissues.

In addition, the diversity of our technology provides us with the potential to utilize many different antisense approaches, like alternative splicing.  Because splicing occurs at the RNA level, we can utilize our technology to direct splicing to produce a particular protein product.  For example, SMA is a splicing disorder caused by a loss of, or defect in, the survival motor neuron 1, or SMN1, gene leading to a decrease in the protein, survival motor neuron, or SMN. SMN is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular growth and function.  We designed our ISIS-SMNRx drug to alter the splicing of a similar gene, SMN2, to increase production of a fully functional SMN protein.  ISIS-SMNRx is currently being evaluated in a Phase 2 study in children with SMA. There are a number of diseases that scientists believe are splicing disorders.  These are diseases we could potentially treat using antisense modulation of splicing and include cystic fibrosis and Duchenne’s muscular dystrophy.

Because there are many different types of RNA that exist within the body, our antisense technology is not limited to RNA sequences that translate into proteins, but rather we can apply the principles of our technology to develop drugs that target other non-coding RNAs, such as microRNAs. To date, scientists have identified more than 700 microRNAs in the human genome, and have shown that the absence or presence of specific microRNAs in various cells is associated with specific human diseases, including cancer, viral infection, metabolic disorders and inflammatory disease.  MicroRNAs themselves may be drug targets.  To fully exploit the therapeutic opportunities of targeting microRNAs, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-based therapeutics.

Collaborative Arrangements and Licensing Agreements

Partnership Strategy

Overview

Our partnership strategy has allowed us to build a development pipeline of 28 drugs, to create a broad base of potential license fees, milestone payments, royalties, profit sharing and earn out payments and to control our drug development expenses. In this way, we remain a focused and efficient research and development organization that can continue to discover new drugs and expand ours and our partners’ pipelines.

Through the efficiency of our drug discovery platform we can develop drugs to almost any gene target. We concentrate on developing antisense drugs in our core therapeutic areas of cardiovascular, severe and rare, neurologic and metabolic diseases and cancer. To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner early in the development of a drug.  In this way, we benefit in the short term from upfront fees and development milestone payments while we maintain control over the early development of the drug.  We benefit in the long term by having a knowledgeable and committed partner to license the drug at clinical proof-of-value and by receiving regulatory milestone payments and royalties as our partner moves the drug to the market. We also work with a consortium of smaller companies that can exploit our drugs and technologies outside our primary areas of focus. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company drug development partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. Through this strategy we can expand the therapeutic range of antisense drugs into diseases that need new and innovative treatment options.

In addition, we form partnerships focused on developing and advancing certain RNA-targeting therapeutic technologies. These partnerships take advantage of our dominant intellectual property estate, and leverage our investments in our core technologies. These collaborations typically involve a cross-license between us and our partner and allow us to participate in newly emerging approaches to RNA-targeting therapeutics and augment our active programs in these areas.

Our partnerships fall into several categories, including pharmaceutical alliances and licenses, satellite company collaborators, external project funding alliances, and technology and intellectual property sales and licensing.  We discuss each of these categories in more detail below, along with the relevant partnerships.

Pharmaceutical Alliances and Licensing

We have a strong history of establishing alliances with pharmaceutical industry leaders.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, and build a broad base of license fees, milestone payments and royalty income.  In addition, we form preferred partner transactions that provide us with a vested partner early in the development of a drug.  Typically, the drugs we partner early in development are in therapeutic areas of high risk, like rare diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer.  This strategy allows us to benefit in the short term from upfront fees and milestone payments while reducing our risk and avoiding the cost of later-stage clinical studies.   We also maintain control over the early development of the drug.  We benefit in the long term by having a knowledgeable and committed partner to license the drug at clinical proof-of-value and by receiving regulatory milestone payments and royalties as our partner moves the drug to the market.  We also form preferred partner transactions that allow us to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For instance, we are working with our partner, AstraZeneca, to conduct a comprehensive clinical program for ISIS-STAT3Rx, an anti-cancer drug we licensed to AstraZeneca.  Through our collaboration, we are also applying AstraZeneca’s proprietary preclinical cancer models and screening systems to evaluate new oncology targets.

In all of our partnerships, we benefit from the expertise our partners bring to our drugs. By coupling our partnering activity with our efficient drug discovery technology we can develop the majority of our drugs in our core therapeutic areas through early proof-of-value ourselves prior to licensing. As a result of our unique strategy and innovative research and development capabilities, we can keep our organization small and focused.

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca valued at up to $1 billion to discover and develop antisense drugs against five cancer targets.  The agreement includes $31 million in upfront and near-term payments, comprising a $25 million payment we received in December 2012 and a $6 million payment we are eligible to receive in the second quarter of 2013 assuming the research program is continuing.  We are also eligible to receive milestone payments, license fees and double-digit royalties on any product sales of drugs resulting from this collaboration.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx for the treatment of cancer and a preclinical program, ISIS-AZ1Rx, and an option to license up to three drugs we expect to develop under a separate research program.

We are currently conducting a focused clinical study of ISIS-STAT3Rx in patients with advanced cancer.  We are responsible for completing the ongoing clinical study and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. We have the potential to receive up to $75 million in milestone payments over the next two years, including the potential to receive up to a $50 million milestone payment subject to meeting pre-agreed efficacy and safety criteria in the ongoing ISIS-STAT3Rx study.  If AstraZeneca successfully develops drugs under all three programs, we could receive substantive milestone payments of more than $980 million, including up to $325.5 million for the achievement of development milestones and up to $655 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $10 million if AstraZeneca accepts ISIS-AZ1Rx as the second development candidate in our collaboration.

During 2012, we earned revenue of $9.3 million from the $25 million upfront payment we received from AstraZeneca in December 2012, which represented nine percent of our total revenue for that period.

Biogen Idec

We have established three strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise.  In January 2012, we entered into a global collaboration agreement with Biogen Idec valued at up to $299 million to develop and commercialize ISIS-SMNRx for the treatment of SMA. Under the terms of the agreement, we received an upfront payment of $29 million and are eligible to receive up to $45 million in substantive milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing.  We are responsible for developing ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  We are eligible to receive up to $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive up to double-digit royalties on any product sales of ISIS-SMNRx.  We will earn the next milestone payment of $18 million if we initiate the Phase 2/3 study for ISIS-SMNRx.

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement valued at up to $271 million to develop and commercialize a novel antisense drug targeting, or dystrophia myotonica-protein kinase, or DMPK, for the treatment of DM1.  Under the terms of the agreement, we received an upfront payment of $12 million and are eligible to receive up to $59 million in substantive milestone payments associated with the development of the DMPK-targeting drug prior to licensing. We are responsible for global development of the drug through the completion of Phase 2 clinical trials.  Biogen Idec has the option to license the drug through the completion of the Phase 2 trial.  We are also eligible to receive up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive up to double-digit royalties on any product sales of the drug. We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for our DMPK program.

In December 2012, we and Biogen Idec entered into a third and separate collaboration valued at more than $630 million to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of the drugs through the completion of the initial Phase 2 clinical study.  Biogen Idec has the option to license a drug from each of the three programs through the completion of Phase 2 studies. Under the terms of the agreement, we received an upfront payment of $30 million and are eligible to receive development milestone payments to support research and development of each program including a $10 million milestone payment per program upon initiation of an IND-enabling toxicology study.  We are also eligible to receive up to another $200 million in a license fee and regulatory milestone payments per program including up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive double-digit royalties on any product sales of drugs resulting from each of the three programs.  We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

During 2012, we earned revenue of $8.5 million from our relationships with Biogen Idec, which represented eight percent of our total revenue for that period.

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

During 2012, 2011 and 2010, we earned revenue of $290,000, $2.4 million and $12.2 million, respectively, from Bristol-Myers Squibb, which represented less than one percent, two percent and 11 percent, respectively, of our total revenue for those years.

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

During 2012, 2011 and 2010, we did not earn any revenue from our relationship with Eli Lilly and Company.

Genzyme Corporation, a Sanofi company

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing and co-development of KYNAMRO. The license and co-development agreement provides Genzyme with exclusive worldwide rights for all therapeutic purposes to our patents and know-how related to KYNAMRO, including the key product related patents described in the “Patents and Proprietary Rights” section under “ApoB 100 and KYNAMRO” on page 33 of this report, and their foreign equivalents pending or granted in various countries outside the United States, including in the European Union via the European Patent Convention, Japan, Canada, Australia, South Africa and India.  In addition, we agreed that we would not develop or commercialize another oligonucleotide-based compound designed to modulate apo-B by binding to the mRNA encoding apo-B, throughout the world.

The transaction included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. In May 2012, we earned a $25 million milestone payment from Genzyme when the FDA accepted the NDA for KYNAMRO and in January 2013 we earned an additional $25 million milestone payment when the NDA was approved. We may also receive over $1.5 billion in substantive milestone payments if Genzyme achieves pre-specified events, including up to $700 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could earn under our agreement with Genzyme is $25 million upon the earlier of an NDA Approval for the use of KYNAMRO to treat patients who have heterozygous FH or annual net revenue equals or exceeds $250 million in a calendar year.

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  We agreed to supply the drug substance for KYNAMRO for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO, including the initial commercial launch supply, and Genzyme will be responsible for the long term supply of KYNAMRO drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO. In 2011, we satisfied our development funding obligation.  As such, we and Genzyme shared development expenses equally in 2012.  Our shared funding of development expenses will end when KYNAMRO is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During 2012, 2011 and 2010, we earned revenue of $67.6 million, $72.3 million and $66.9 million, respectively, from our relationship with Genzyme, which represented 66 percent, 73 percent and 62 percent, respectively, of our total revenue for those years.

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

Under the terms of the original agreement, which includes five programs in addition to the transthyretin, or TTR, program, we are eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept.  GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012, and we received a $7.5 million milestone payment in February 2013 when we initiated the Phase 2/3 clinical study for ISIS-TTRRx.  We have already received $17.5 million in milestone payments from GSK related to the development of ISIS-TTRRx, including the $7.5 million milestone payment we received in February 2013. We are also eligible to earn an additional $50 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, GSK has increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx achieve registration and meet certain sales thresholds.

Under the terms of the amended agreement, if GSK successfully develops all six programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.3 billion, including up to $231.5 million for the achievement of development milestones, up to $594.5 million for the achievement of regulatory milestones and up to $545 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $2 million upon dosing the 10th patient in the Phase 2/3 clinical study for ISIS-TTRRx.  In addition, we are eligible to receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

During 2012, 2011 and 2010, we earned revenue of $8.2 million, $17.7 million and $10.3 million, respectively, from our relationship with GSK, which represented eight percent, 18 percent and nine percent, respectively, of our total revenue for those years.

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

In addition to our satellite company partners that are advancing RNA-targeting therapeutics, we have satellite company partners who take advantage of our dominant intellectual property estate and leverage our own investments in our core technologies to advance RNA-targeting technologies.  These partnerships typically involve a cross-license between us and our partner and allow us to participate in newly emerging approaches to RNA-targeting technologies and augment our active programs in these areas.  For example, we co-founded Regulus, a company focused on developing microRNA-targeted therapeutics.  Regulus is focused on developing microRNA-targeted therapeutics in cancer, fibrosis, metabolic disorders and inflammatory disorders.   Regulus has successfully developed strategic alliances with high-quality partners like Sanofi, GSK, Biogen Idec and AstraZeneca, where we have the potential to receive a portion of future milestone payments and royalty payments.

The value of this strategy is also evident in the broad pipeline of drugs we and our partners are developing to treat a large range of diseases.  Using their resources and their expertise, our partners are instrumental in driving the development of antisense drugs that we discovered or co-discovered but fall outside our main areas of focus.  We believe that our satellite company strategy allows us to realize opportunities outside of our therapeutic focus while our committed and knowledgeable drug development partner incurs the cost of development and assumes the risk.

Achaogen, Inc.

In 2006, we exclusively outlicensed to Achaogen, Inc. specific know-how, patents and patent applications relating to aminoglycosides. In exchange, Achaogen agreed to certain payment obligations related to aminoglycosides Achaogen developed.  Aminoglycosides are a class of small molecule antibiotics that inhibit bacterial protein synthesis and that physicians use to treat serious bacterial infections. Achaogen is developing plazomicin, an aminoglycoside Achaogen discovered based on the technology we licensed to Achaogen.  Plazomicin has displayed broad-spectrum activity in animals against multi-drug resistant gram-negative bacteria that cause systemic infections, including E. coli.  The compound has also demonstrated activity against MRSA.

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  Since early 2009, we have received $3 million from Achaogen, $500,000 which was in Achaogen securities, as Achaogen has advanced plazomicin in development. In addition, assuming Achaogen successfully develops and commercializes the first two drugs under our agreement, we may receive payments totaling up to $46.3 million for the achievement of key clinical, regulatory and sales events. We are eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.  During 2012 and 2011, we did not earn any revenue from our relationship with Achaogen.  During 2010, we earned $2 million in revenue from our relationship with Achaogen, which does not include any revenue from the equity we received from Achaogen.  At December 31, 2012 and 2011, we owned less than 10 percent of Achaogen’s equity.

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

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize ssRNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay if we achieve specified development and regulatory events. As of December 31, 2012, we did not have an RNAi-based drug in clinical development. Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-targeting drug discovery.

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

In 2012, we earned $2.7 million in sublicense revenue when Alnylam licensed our technology to Monsanto Company and Genzyme. In addition, we have the potential to receive a portion of future milestone payments and royalty payments from these licenses.  As of December 31, 2012, we have earned a total of $48.1 million from Alnylam resulting from licenses of our technology for the development of RNAi therapeutics and technology that we granted to Alnylam and Alnylam has granted to its partners.  During 2012, 2011 and 2010, we earned revenue from our relationship with Alnylam totaling $2.7 million, $375,000 and $10.3 million, respectively, which represented three percent, less than one percent and nine percent, respectively, of our total revenue for those years.

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

In addition to ATL1102, ATL is currently developing ATL1103 for growth and sight disorders. ATL1103 is a product of our joint antisense drug discovery and development collaboration.  Over the last three years, ATL has raised approximately $8 million that it is using to advance ATL1103.  ATL pays us for access to our antisense expertise and for research and manufacturing services we may provide to ATL.  In October 2009, we agreed to manufacture ATL1103 drug product for ATL in return for 18.5 million shares of ATL’s common stock.  We are eligible to receive royalties on sales of ATL1102 and ATL1103.  We may also receive a portion of the fees ATL receives if it licenses ATL1102 or ATL1103.

At December 31, 2012 and 2011, we owned less than 10 percent of ATL’s equity.  During 2012, we did not earn any revenue from our relationship with ATL.  During 2011 and 2010, we earned revenue of $210,000, and $35,000, respectively, from our relationship with ATL.

Atlantic Pharmaceuticals Limited, formerly Atlantic Healthcare (UK) Limited

In March 2007, we licensed alicaforsen to Atlantic Pharmaceuticals, a UK-based specialty pharmaceutical company founded in 2006, which is developing alicaforsen for the treatment of UC and other inflammatory diseases. Atlantic Pharmaceuticals is initially developing alicaforsen for pouchitis, a UC indication, followed by UC and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, we received a $2 million upfront payment from Atlantic Pharmaceuticals in the form of equity.  In September 2010, we participated in Atlantic Pharmaceuticals’ financing by agreeing to sell to Atlantic Pharmaceuticals alicaforsen drug substance in return for shares of Atlantic Pharmaceuticals’ common stock.  At December 31, 2012 and 2011, we owned approximately 11 percent of Atlantic Pharmaceuticals’ equity.  Because realization of the upfront equity payment is uncertain, we recorded a full valuation allowance.

Under the agreement, we could receive substantive milestone payments totaling up to $1.4 million for the achievement of regulatory milestones for multiple indications.  We will earn the next milestone payment of $600,000 if Atlantic Pharmaceuticals submits an NDA for alicaforsen with the FDA.  Atlantic Pharmaceuticals is solely responsible for the continued development of alicaforsen.  In 2010, Atlantic Pharmaceuticals began supplying alicaforsen under international Named Patient Supply regulations for patients with IBD for which we are receiving royalties.  Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen. During 2012, we earned $3,000 from our relationship with Atlantic Pharmaceuticals and during 2011 and 2010 we did not earn any revenue from our relationship with Atlantic Pharmaceuticals.

Excaliard Pharmaceuticals, Inc., a wholly owned subsidiary of Pfizer Inc.

In November 2007, we entered into a collaboration with Excaliard to discover and develop antisense drugs for the local treatment of fibrotic diseases, including scarring. We granted Excaliard an exclusive worldwide license for the development and commercialization of certain antisense drugs. Excaliard made an upfront payment to us in the form of equity and paid us $1 million in cash for the licensing of an antisense oligonucleotide drug targeting expression of CTGF that is activated during skin scarring following the wound healing process.

In December 2011, Pfizer Inc. acquired Excaliard.  To date, we have received $5.7 million and we are eligible to receive up to an additional $8.4 million in contingent payments upon achievement of various milestones associated with the clinical and commercial progress of EXC 001. In addition, we continue to be eligible for milestone and royalty payments under our licensing agreement for EXC 001. Assuming Pfizer Inc. successfully develops and commercializes EXC 001, we may receive substantive milestone payments totaling up to $47.7 million for the achievement of key development and regulatory milestones, including up to $7.7 million for the achievement of development milestones and up to $40 million for the achievement of regulatory milestones. We will earn the next milestone payment of $1.5 million upon initiation of a Phase 3 study for EXC 001. We are eligible to receive royalties on any product sales of EXC 001.

At December 31, 2012, we owned no equity in Excaliard. During 2012 and 2011, we received $1.3 million and $4.4 million, respectively, from Pfizer Inc. in payments related to the acquisition of Excaliard, which we recorded as a gain on investments.  We did not earn any revenue during 2012 and 2011 and during 2010 we earned revenue of $3,000 from our relationship with Excaliard.

iCo Therapeutics Inc.

In August 2005, we granted a license to iCo for the development and commercialization of iCo-007.  iCo is developing iCo-007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels such as diabetic macular edema and diabetic retinopathy and is currently evaluating it in a Phase 2 study in patients with diabetic retinopathy.  We received a $500,000 upfront fee from iCo and may receive substantive milestone payments totaling up to $48.4 million for the achievement of development and regulatory milestones for multiple indications, including up to $7.9 million for the achievement of development milestones and up to $40.5 million for the achievement of regulatory milestones.  We will receive the next milestone payment of $4 million if iCo initiates a Phase 3 study for iCo-007.  In addition, we are eligible to receive royalties on any product sales of iCo-007. Under the terms of the agreement, iCo is solely responsible for the development and commercialization of the drug.  Over the course of our relationship, iCo has paid us in a combination of cash, common stock and convertible notes.  As a result, our ownership in iCo at December 31, 2012 and 2011 was approximately nine percent and 12 percent, respectively.  During 2012 we did not earn any revenue from our relationship with iCo and during 2011 and 2010 we earned $7,000 in each period from our relationship with iCo.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize custirsen, formerly OGX-011, an anti-cancer antisense drug that targets clusterin.  In July 2008, we and OncoGenex amended the co-development agreement pursuant to which OncoGenex became solely responsible for the costs, development and commercialization of custirsen.  In exchange, OncoGenex agreed to pay us royalties on sales of custirsen and to share consideration it receives from licensing custirsen to a third party, except for consideration OncoGenex receives for the fair market value of equity and reimbursement of research and development expenses.

Under the amended agreement, we assigned to OncoGenex our rights in the patents claiming the composition and therapeutic methods of using custirsen and granted OncoGenex a worldwide, nonexclusive license to our know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen.  The key product-related patent that we assigned to OncoGenex was U.S. Patent number 6,900,187 having an expiration date of at least 2020; and the key core antisense technology patents we licensed OncoGenex are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan.  In addition, we agreed that so long as OncoGenex or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, we will not research, develop or commercialize an antisense compound designed to modulate clusterin.  The amended agreement will continue until OncoGenex or its commercialization partner is no longer developing or commercializing custirsen or until we terminate the agreement for OncoGenex’s uncured failure to make a payment required under the agreement.

In December 2009, OncoGenex granted Teva the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, with OncoGenex having an option to co-promote custirsen in the United States and Canada, for which we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in payments OncoGenex may receive from Teva in addition to royalties on any product sales of custirsen ranging between 3.88 percent and seven percent.  Under the agreement, this royalty is due on a country- by-country basis until the later of ten years following the first commercial sale of custirsen in the relevant country, and the expiration of the last patent we assigned or licensed to OncoGenex that covers the making, using or selling of custirsen in such country.

To facilitate the execution and performance of OncoGenex’s agreement with Teva, we and OncoGenex amended our license agreement primarily to give Teva the ability to cure any future potential breach by OncoGenex under our agreement.  As part of this amendment, OncoGenex agreed that if OncoGenex is the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell custirsen, then a payment of $20 million will be due and payable to us 21 days following the first commercial sale of the product in the United States. Any non-royalty payments OncoGenex previously paid to us are creditable towards the $20 million payment, so as a result of the $10 million payment we received from OncoGenex related to its license to Teva, the remaining amount owing in the event of a change of control as discussed above is a maximum of $10 million.

In August 2003, we and OncoGenex entered into a separate collaboration and license agreement for the development of a second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us substantive milestone payments totaling up to $3.5 million for the achievement of development and regulatory milestones, including up to $1.5 million for the achievement of development milestones and up to $2 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of OGX-225. As of December 31, 2012, OncoGenex had not achieved any milestone events related to OGX-225. We will earn the next milestone payment of $500,000 if OncoGenex initiates a Phase 2 study for OGX-225.

In January 2005, we entered into a further agreement with OncoGenex to allow for the development of an additional second-generation antisense anti-cancer drug. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. In April 2005, OncoGenex selected OGX-427 to develop under the collaboration. OncoGenex will pay us substantive milestone payments totaling up to $5.8 million for the achievement of key development and regulatory milestones, including up to $1.3 million for the achievement of development milestones and up to $4.5 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of the drug.  In January 2011, we earned a $750,000 milestone payment related to OncoGenex’s Phase 2 trial in men with metastatic prostate cancer. We will earn the next milestone payment of $1.3 million if OncoGenex initiates a Phase 3 study for OGX-427.

During 2011, we earned $750,000 in revenue from our relationship with OncoGenex. During 2012 and 2010, we did not earn any revenue from our relationship with OncoGenex.

Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam’s technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics.  In addition, Regulus has assembled a strong leadership team with corporate management, business and scientific expertise, a board of directors that includes industry leaders in drug discovery and development, and a scientific advisory board that consists of world-class scientists including some of the foremost authorities in the field of microRNA research. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either by itself or with a partner.

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

We and Alnylam co-founded Regulus and we each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, and certain early fundamental patents in the microRNA field.  Under this agreement, we are eligible to receive fees and/or royalty payments on microRNA therapeutic products that Regulus or its partners develop.  In October 2012 Regulus completed an IPO, in which we participated by purchasing $3 million of Regulus’ common stock at the offering price. We remain a significant shareholder with approximately seven million shares, or 17 percent, of Regulus common stock on a fully diluted basis.   In the fourth quarter of 2012, we stopped using the equity method of accounting for our investment in Regulus and instead we began accounting for our investment at fair value.  In the fourth quarter of 2012, we recorded an $18.4 million gain to reflect the change in our ownership percentage as a result of Regulus’ IPO.

Regulus exclusively controls many of the early fundamental patent portfolios in the microRNA-targeting therapeutics field, including the “Tuschl III”, “Sarnow” and “Esau” patent series.  Our “Crooke” patent estate provides Regulus exclusive rights to product compositions and methods of treatment in the field of microRNA-targeting therapeutics.  The Regulus patent estate also includes claims to specific microRNA compositions that are optimized for therapeutic use, as well as therapeutic uses of these microRNA compositions, and exclusive rights to Isis’ and Alnylam’s chemical modification intellectual property estates for microRNA applications.  In total, Regulus’ intellectual property portfolio includes over 1,000 patents and patent applications pertaining to microRNA drug products, therapeutic modulation of microRNA, and chemical modifications of oligonucleotides for microRNA therapeutics.

Regulus has successfully developed strategic partnerships with high-quality partners like Sanofi, GSK, Biogen Idec and AstraZeneca. We benefit from Regulus’ strategic partnerships because we have the potential to receive a portion of future milestone payments and royalty payments. For example, under Regulus’ strategic partnership with Sanofi, we and Alnylam each received 7.5 percent, or $1.9 million, of the $25 million upfront payment and are eligible to receive 7.5 percent of all future milestone payments, in addition to royalties on any product sales.  During 2012 and 2011, we did not earn any revenue from our relationship with Regulus.  In 2010, we earned $1.9 million from our relationship with Regulus.

Xenon Pharmaceuticals Inc.

In November 2010, we established a collaboration with Xenon to discover and develop antisense drugs as novel treatments for the common disease anemia of inflammation, or AI. AI is the second most common form of anemia worldwide and physicians associate a wide variety of conditions including infection, cancer and chronic inflammation with AI.  We received an upfront payment in the form of a convertible promissory note from Xenon to discover and develop antisense drugs to the targets hemojuvelin and hepcidin.  In May 2012, Xenon selected XEN701, a drug targeting the hepcidin-hemojuvelin pathway, as a development candidate. Xenon may take an exclusive license for the development and worldwide commercialization of XEN701. Under our collaboration agreement with Xenon we may receive up to $296 million in substantive milestone payments upon the achievement of pre-specified milestone events that are met by two independent products, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  In addition, we are eligible to receive royalties on future product sales of XEN701 and a portion of sublicense revenue. We will earn the next milestone payment of $3 million if Xenon initiates a Phase 2 clinical trial for XEN701.

In August 2012, we and Xenon entered into a separate collaboration to discover and develop an antisense drug targeting sodium channel, voltage-gated, type IX, alpha subunit, or SCN9A. Under our collaboration, we obtained exclusive and non-exclusive licenses to certain Xenon patent rights related to SCN9A.  Xenon has the option to license a drug targeting SCN9A through identification of a development candidate.  If Xenon exercises its option, Xenon will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  In addition to a license fee, we may receive up to $177 million in substantive milestone payments upon the achievement of pre-specified events, including up to $22 million for the achievement of development milestones, up to $85 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones.  In addition, we are eligible to receive royalties on future product sales of SCN9A and a portion of sublicense revenue. We will earn the next milestone payment of $5 million when Xenon completes studies that are sufficient to support filing an IND for an antisense drug targeting the SCN9A gene.

During 2012 and 2011, we earned revenue of $84,000 and $80,000, respectively, from our relationship with Xenon. During 2010 we did not earn any revenue from our relationship with Xenon.

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

CHDI Foundation, Inc.

In August 2011, we renewed our collaboration with CHDI, which we initially entered into in November 2007, to provide us with funding for the discovery and development of an antisense drug for the treatment of Huntington’s disease.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of-concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s disease.  Under the terms of the new collaboration, we will receive funding from CHDI to identify and conduct IND-enabling studies on an antisense drug targeting the huntingtin gene.  If we grant a license to a third party to commercialize our Huntington’s disease program, we and CHDI will evenly split the proceeds from the license until CHDI has recouped its funding together with a return determined at a predefined interest rate.  Thereafter, we will keep the full amount of any additional proceeds.  In addition, CHDI reimbursed us for approximately $1.6 million of research-related expenses we incurred after the earlier collaboration ended in 2010, which we are amortizing over the period of our performance obligation. During 2012, and 2011, we earned revenue of $2.0 million and $2.4 million, respectively, from our relationship with CHDI. In 2010, we did not earn any revenue from our relationship with CHDI.

The Ludwig Institute; Center for Neurological Studies

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

Technology and Intellectual Property Sale and Licensing Agreements

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

Under the stock purchase agreement, AMI will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, from the date of the acquisition closing through December 31, 2025.  The earn out payments will equal five percent of Ibis’ cumulative net sales over $140 million and up to $2.1 billion, and three percent of Ibis’ cumulative net sales over $2.1 billion.  AMI may reduce these earn out payments from five percent to as low as 2.5 percent and from three percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  During 2012, 2011 and 2010 we did not earn any revenue from our relationship with AMI.

Eyetech Pharmaceuticals, Inc. (acquired by Valeant Pharmaceuticals International, Inc.)

In December 2001, we licensed to Eyetech certain of our patents necessary for Eyetech to develop, make and commercialize Macugen, a non-antisense drug for use in the treatment of ophthalmic diseases.  Eyetech markets Macugen in the United States and Pfizer Inc. markets the drug outside of the United States.  In February 2012, Eyetech was acquired by Valeant Pharmaceuticals International, Inc.  Eyetech paid us a $2 million upfront fee and agreed to pay us for the achievement of pre-specified events and royalty payments in exchange for non-exclusive, worldwide rights to the intellectual property licensed from us.  During 2004, we earned $4 million in payments, and our license with Eyetech may also generate additional payments aggregating up to $2.8 million for the achievement of specified regulatory events with respect to the use of Macugen for each additional therapeutic indication.  In 2012, 2011 and 2010, we earned $499,000, $790,000 and $567,000, respectively, of revenue related to royalties for Macugen under our license to Eyetech.

Roche Molecular Systems

In October 2000, we licensed some of our novel chemistry patents to Roche Molecular Systems, a business unit of Roche Diagnostics, for use in the production of Roche Molecular Systems’ diagnostic products. The royalty-bearing license grants Roche Molecular Systems non-exclusive worldwide access to some of our proprietary chemistries in exchange for initial and ongoing payments from Roche Molecular Systems to us. In April 2011, we expanded our relationship with Roche Molecular Systems by granting Roche Molecular Systems a non-exclusive license to additional technology for research and diagnostic uses.  During 2012, 2011 and 2010, we earned revenue of $1.0 million, $828,000 and $1.8 million, respectively, from our relationship with Roche Molecular Systems.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera’s antisense chemistry and delivery technology related to our second generation antisense drugs and to double-stranded siRNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense its technologies to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of RNase H patents.  During 2012, 2011 and 2010 we earned revenue of $10,000, $10,000 and $20,000, respectively, from our relationship with Idera.

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

In January 2013, the FDA approved the marketing application for KYNAMRO for patients with HoFH.  We are providing the drug substance that is necessary for the initial launch of KYNAMRO and Genzyme will be responsible for the long-term supply of KYNAMRO drug substance. We rely on Genzyme to manufacture the finished drug product for KYNAMRO.  Genzyme is offering KYNAMRO in the United States in pre-filled syringes. Genzyme has prepared the initial launch quantities of these pre-filled syringes, and plans to produce future supplies of pre-filled syringes, using one of its own manufacturing facilities.

Due to the growing numbers of our antisense drug development partners and the clinical successes of our antisense drugs, including KYNAMRO, in 2009 we increased our manufacturing capacity by upgrading and optimizing the efficiency of our manufacturing facility.  We received European GMP certification of our manufacturing facility in 2012 for production of drug substance to support KYNAMRO commercial launch and our facility is subject to periodic inspection by the FDA to ensure that it is operating in compliance with current GMP, or cGMP, requirements.

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

As part of our collaborations we may agree to manufacture clinical trial materials and/or commercial supply for our partners. For example, in the past we have manufactured clinical supply materials for ATL, Atlantic Pharmaceuticals, Bristol-Myers Squibb, Eli Lilly and Company, Genzyme, iCo, OncoGenex, Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Teva. We believe we have sufficient manufacturing capacity to meet our current and future obligations under existing agreements with our partners for commercial, research and clinical needs, as well as meet our current internal research and clinical needs. We believe that we have, or will be able to develop or acquire, sufficient supply capacity to meet our anticipated needs. We also believe that with reasonably anticipated benefits from increases in scale and improvements in chemistry, we can manufacture antisense drugs at commercially competitive prices.

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain patent protection for our products in the United States and other countries.  As of February 11, 2013, we owned or exclusively licensed approximately 1,500 issued patents worldwide.

We own or control patents that provide exclusivity for products in our pipeline and patents that provide exclusivity for our core technology in the field of antisense more generally.  Our core technology patents include claims to chemically-modified nucleosides and oligonucleotides as well as antisense drug designs utilizing these chemically-modified nucleosides.  These core claims are each independent of specific therapeutic target, nucleic acid sequence, or clinical indication.  We also own a large number of patents claiming specific antisense compounds having nucleic acid sequences complementary to therapeutic target nucleic acids, independent of the particular chemical modifications incorporated into the antisense compound.  Most importantly, we seek and obtain issued patent claims for each of our drugs.  For example, for each of our drugs, we file and seek to obtain claims covering each drug’s nucleic acid sequence and precise drug design.  In sum, we maintain our competitive advantage in the field of antisense technology by protecting our core platform technology, which applies to most of our drugs, and by creating multiple layers of patent protection for each of our specific drugs in development.

Type of Patent Claim	Breadth	Description
Chemically Modified Nucleosides and Oligonucleotides Antisense Drug Design Motifs Therapeutic Methods Antisense Sequence Drug Composition	Broadly Applicable Specific	Target and sequence independent Target and sequence independent Sequence independent Chemistry independent Specific claim to drug candidates

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

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
US	5,914,396	2’-O-MODIFIED NUCLEOSIDES AND PHOSPHORAMIDITES	2016	Covers MOE nucleosides and oligonucleotides containing said nucleotides.
US	7,101,993	OLIGONUCLEOTIDES CONTAINING 2’O-MODIFIED PURINES	2023	Covers certain MOE nucleosides and oligonucleotides containing said nucleotides.
US	7,399,845	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
US	7,741,457	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
US	8,022,193	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
US	7,569,686	COMPOUNDS AND METHODS FOR SYNTHESIS OF BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers methods of synthesizing our cEt nucleosides.
EP	EP1984381	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
US	7,547,684	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
US	7,666,854	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.

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

Bicyclic Nucleoside Gapmer Oligonucleotides

In addition, we have pursued claims to antisense drug design motifs incorporating bicyclic nucleoside analogs, which include locked nucleic acids, or LNAs.  In June 2011, the European Patent Office, or EPO, granted our claims drawn to short gapmer oligonucleotides, 10 to 14 nucleotides in length, with bicyclic nucleosides, which includes locked nucleic acids, in the wings for the treatment of cardiovascular or metabolic disorders.  Santaris has opposed this granted patent and we intend to vigorously defend our patent in these proceedings.  We have also successfully obtained issued patent claims covering gapmer antisense drug design motifs that incorporate our cEt modified nucleosides.  The following patents are some examples of our issued patents and allowed patent applications in this category:

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

ApoB 100 and KYNAMRO

In 2008, we obtained patent claims in the United States drawn to the use of both single-stranded and double-stranded antisense drugs complementary to any site of the mRNA of human apoB, regardless of chemistry or antisense mechanism of action. The patent provides broad protection of the Isis-Genzyme apoB franchise, including KYNAMRO and potential future follow-on compounds.  Similar claims granted in Australia and Japan in 2009 and 2010, respectively.  We and Genzyme obtained issued claims to the specific antisense sequence and chemical composition of KYNAMRO in the United States, Australia, South Africa and India and an intent to grant in the European Union. The issued U.S. claims should protect KYNAMRO from generic competition in the United States until at least 2025.  We are also pursuing additional patent applications designed to protect KYNAMRO in these and other jurisdictions including Canada and Japan.  The table below lists the key issued patent claims designed to protect KYNAMRO in the applicable jurisdiction:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
US	7,407,943	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2021

Methods of inhibiting expression of apoB, decreasing serum cholesterol, decreasing lipoprotein levels, decreasing serum triglycerides in a human with an antisense compound 12 to 30 nucleotide in length and 100% complementary to human apoB wherein the compound is not a ribozyme.

Australia	2002-326481	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2021

An isolated oligonucleotide compound 12 to 30 nucleobases in length 100% complementary to at least a 12-nucleobase portion of a nucleic acid molecule having nucleotides 151-12820 of SEQ ID 3 (apoB) which is not a ribozyme and use of such compound in therapy

Japan	4471650	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2021

Use of an antisense oligonucleotide 12 to 30 nucleobases in length and 100% complementary to human apoB having one or more modifications and inhibiting expression of apoB by at least 90% in primary hepatocytes when present at a concentration of 300 nM for preparation of a medicament for decreasing serum cholesterol, and decreasing lipoprotein levels in a human

US	7,511,131	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2025	Antisense sequence and composition of matter of KYNAMRO
EP	EP1569695	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO (Intent to grant)
EP	EP2336318	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO (Intent to grant)
India	219847	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
Australia	2003294281	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
South Africa	2005/03690	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO

Custirsen

Issued claims have been obtained from an application jointly filed by Isis and OncoGenex to protect the specific chemical composition of custirsen in the United States.  The issued U.S. claims should protect custirsen from generic competition in the United States until at least 2021.  The table below lists the U.S. issued patent:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
US	6,900,187	TRPM-2 ANTISENSE THERAPY USING AN OLIOGNUCLEOTIDE HAVING 2’-O-(2-METHOXY)ETHYL MODIFICATIONS	2021	Antisense sequence and composition of custirsen

Transthyretin and ISIS-TTRRx

We obtained issued claims covering ISIS-TTRRx in the United States.  The issued U.S. claims should protect ISIS-TTRRx from generic competition in the United States until at least 2025.  We are also pursuing additional patent applications designed to protect ISIS-TTRRx in the United States and other foreign jurisdictions.  The table below lists the current issued U.S. patent protecting ISIS-TTRRx:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
US	8,101,743	MODULATION OF TRANSTHYRETIN EXPRESSION	2025	Antisense sequence and chemistry of ISIS-TTRRx

In some cases, the patent term can be extended to recapture a portion of the term lost during FDA regulatory review.

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

We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in antisense therapeutics.

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

In January 2013, the FDA approved the marketing application for KYNAMRO for patients with HoFH. We received European GMP certification of our manufacturing facility and our facility is subject to periodic inspection by the FDA to ensure that it is operating in compliance with cGMP requirements. Approval of each new drug will require a rigorous manufacturing pre-approval inspection by regulatory authorities.

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

Our products under development address numerous markets. The diseases our drugs target for which we have or may receive regulatory approval will determine our competition. For certain of our products, an important factor in competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are important competitive factors. We expect to compete among products approved for sale based on a variety of factors, including, among other things, product efficacy, safety, reliability, availability, price, reimbursement and patent position.

KYNAMRO

In January 2013, the FDA approved the marketing application for KYNAMRO in the United States for patients with HoFH.  Genzyme is also pursuing marketing approval for KYNAMRO in other countries, including Europe.  Apheresis and maximally tolerated lipid-lowering therapies, including statins, are the standard of care for homozygous FH patients.  Apheresis is a two to four hour process administered two to four times a month that mechanically separates LDL-C from the blood.  Because apheresis is an invasive, time-consuming procedure conducted only in specialty centers, it can be difficult for patients to receive this treatment.

We believe that of the drugs that are in development or on the market, KYNAMRO’s closest competitor is Juxtapid™.  In December 2012, the FDA approved Juxtapid as an oral, once-a-day treatment for patients with HoFH.  Juxtapid is a small molecule drug that Aegerion Pharmaceuticals developed and commercialized to limit secretion of cholesterol and triglycerides from the intestines and the liver.  The FDA approval for Juxtapid is supported by a Phase 3 study in 29 patients with homozygous FH. Aegerion states that the most common adverse reactions in the Phase 3 study were gastrointestinal, reported by 27 of 29 patients, or 93%.  In earlier studies evaluating Juxtapid, patients discontinued use of Juxtapid at a high rate due to gastrointestinal adverse events, such as diarrhea, nausea and vomiting.  In addition, some patients experienced elevations in liver enzymes and increased mean levels of fat in the liver, or hepatic fat, both of which Aegerion states it observed in its Phase 3 clinical trial of Juxtapid.  Like KYNAMRO, Juxtapid is available only through a REMS program that restricts the access of Juxtapid to only patients with a clinical or laboratory diagnosis consistent with HoFH and both the KYNAMRO and Juxtapid labels contain a Boxed Warning citing the risk of liver toxicity.

In our clinical experience with KYNAMRO, we have seen substantial reductions in LDL-C and reductions in other atherogenic lipids linked to cardiovascular disease.  In our Phase 3 studies that evaluated KYNAMRO in more than 250 patients, the most common adverse events patients observed were injection site reactions and flu-like symptoms.  We also observed elevations in liver transaminases and moderate median increases in liver fat that appeared to be associated with greater reductions in apoB.  We believe that this safety profile supports our initial market opportunity in patients who cannot currently reach their recommended LDL-C goal.  KYNAMRO is administered by injection once weekly at home with a prefilled syringe while patients take Juxtapid orally once daily.  In addition, to avoid gastrointestinal events, patients on Juxtapid are required to maintain a low fat diet of less than 20% fat and patients are gradually titrated to a maximally tolerated dose.  In the Juxtapid label, concurrent use of Juxtapid and common medications for HoFH patients who have cardiovascular disease, including simvastatin and warfarin, need to be closely monitored due to drug-drug interactions with potentially harmful outcomes.  KYNAMRO has no restrictions with these medications, which may be advantageous for HoFH patients who are on a broad range of therapies due to the severity of their disease.  KYNAMRO sales could be affected if KYNAMRO’s product profile is not advantageous when compared to an oral drug, some patients may prefer the oral drug over KYNAMRO.  Factors affecting a product’s profile may include, efficacy, side effects, pricing and reimbursement.

Aegerion has stated that it is charging up to $293,000 for Juxtapid per patient per year, which is significantly higher than KYNAMRO, which Genzyme is pricing at $3,389 a week or $176,000 a year.  Our partner, Genzyme, has extensive experience in bringing medicines to patients with severe and rare diseases.  In the United States, Genzyme intends to capitalize on its existing sales and marketing infrastructure within specialized medical communities.  In addition, with an existing global commercial infrastructure in the cardiovascular community in Europe we believe that Sanofi and its global presence will aid in the rapid expansion of KYNAMRO into markets throughout the world.

Employees

As of February 11, 2013, we employed 288 people in all of our functions, excluding manufacturing and related departments, which employed 54 people.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with our employees to be good.

Executive Officers of Isis

The following sets forth certain information regarding our executive officers as of February 11, 2013:

Name	Age	Position
Stanley T. Crooke, M.D., Ph.D.	67	Chairman, Chief Executive Officer and President
B. Lynne Parshall, J.D.	57	Director, Chief Operating Officer and Secretary
C. Frank Bennett, Ph.D.	56	Senior Vice President, Antisense Research
Richard S. Geary, Ph.D.	55	Senior Vice President, Development
Elizabeth L. Hougen	51	Senior Vice President, Finance and Chief Financial Officer
Brett P. Monia, Ph.D.	51	Senior Vice President, Drug Discovery and Corporate Development
Patrick R. O’Neil, Esq.	39	Senior Vice President, Legal and General Counsel

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

B. LYNNE PARSHALL, J.D.

Director, Chief Operating Officer and Secretary

Ms. Parshall has served as a Director of Isis since September 2000. She has been our Chief Operating Officer since December 2007 and previously served as our Chief Financial Officer from June 1994 to December 2012.  She also serves as our Corporate Secretary and has served in various executive roles since November 1991. Prior to joining Isis, Ms. Parshall practiced law at Cooley LLP, outside counsel to Isis, where she was a partner from 1986 to 1991. Ms. Parshall is a member of the American, California and San Diego bar associations.

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

ELIZABETH L. HOUGEN

Senior Vice President, Finance and Chief Financial Officer

Ms. Hougen was promoted to Senior Vice President, Finance and Chief Financial Officer in January 2013. From January 2007 to December 2012, Ms. Hougen served as our Vice President, Finance and Chief Accounting Officer and from May 2000 to January 2007, she served as our Vice President, Finance.  Prior to joining Isis in 2000, Ms. Hougen was Executive Director, Finance and Chief Financial Officer for Molecular Biosystems, Inc., a public biotechnology company.

BRETT P. MONIA, Ph.D.

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

PATRICK R. O’NEIL, Esq.

Senior Vice President, Legal and General Counsel

Mr. O’Neil was promoted to Senior Vice President, Legal and General Counsel in January 2013. From September 2010 to January 2013, Mr. O’Neil served as our Vice President, Legal and General Counsel and from January 2009 to September 2010, he served as our Vice President, Legal and Senior Transactions Counsel.  From October 2001 to January 2009 he held various positions within our Legal department.  Prior to joining Isis, Mr. O’Neil was an associate at Cooley LLP.

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

Even though KYNAMRO is approved for HoFH in the United States, and if any of our other drugs is approved for marketing, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities approve KYNAMRO or our other drugs for commercialization, doctors may not use our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

Regarding KYNAMRO, some competitors are pursuing a development or commercialization strategy that competes with our strategy for KYNAMRO.  Other companies are currently developing products that could compete with KYNAMRO.  Products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing or commercializing could potentially compete with KYNAMRO.  For example, Aegerion received approval from the FDA to market its MTP inhibitor, Juxtapid, as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce low-density lipoprotein cholesterol, total cholesterol, apolipoprotein B and non-high-density-lipoprotein cholesterol in patients with HoFH. Aegerion has also submitted a marketing authorization application for Juxtapid to the European Medicines Agency seeking approval of Juxtapid as an adjunct to a low fat diet and other lipid-lowering therapies to reduce cholesterol in patients with HoFH. Our revenues and financial position will suffer if KYNAMRO cannot compete effectively in the marketplace.

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

The FDA and foreign regulatory authorities have the authority to impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities.  For example:

•                  KYNAMRO is approved in the United States as an adjunct to lipid-lowering medications and diet to reduce low density lipoprotein-cholesterol, apolipoprotein B, total cholesterol, and non-high density lipoprotein-cholesterol in patients with HoFH;

•                  the KYNAMRO label contains a Boxed Warning citing a risk of hepatic toxicity; and

•                  KYNAMRO is available only through a Risk Evaluation and Mitigation Strategy called the KYNAMRO REMS.

In addition, if approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive.  If the results of such post-marketing studies are not satisfactory, the FDA or a foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and/or time consuming to fulfill.

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

•                  seek and obtain regulatory approvals for KYNAMRO; and

•                  successfully commercialize KYNAMRO.

In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize KYNAMRO, or if Genzyme’s efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain additional marketing approvals for and successfully commercialize KYNAMRO.  Our collaboration with Genzyme may not continue or result in the successful commercialization of KYNAMRO.  Genzyme can terminate our collaboration at any time.  If Genzyme stopped developing or commercializing KYNAMRO, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for KYNAMRO.  If Genzyme does not successfully commercialize KYNAMRO, we may receive limited or no revenues for KYNAMRO.  In addition, Sanofi’s acquisition of Genzyme could disrupt Genzyme or distract it from performing its obligations under our collaboration.

If Genzyme cannot manufacture finished drug product for KYNAMRO or the post-launch supply of the active drug substance for KYNAMRO, KYNAMRO may not achieve or maintain commercial success.

We rely on Genzyme to manufacture the finished drug product for KYNAMRO, including the initial commercial launch supply.  In addition, Genzyme is responsible for the long term supply of both KYNAMRO drug substance and finished drug product.  Genzyme may not be able to reliably manufacture KYNAMRO drug substance and drug product to support the long term commercialization of KYNAMRO.  If Genzyme cannot reliably manufacture KYNAMRO drug substance and drug product, KYNAMRO may not achieve or maintain commercial success, which will harm our ability to generate revenue.

If we or our partners fail to obtain regulatory approval for our drugs, including additional approvals for KYNAMRO, we cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs will be safe and effective, or will be approved for commercialization.  In addition, we cannot guarantee that KYNAMRO will be approved outside the United States or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including KYNAMRO, before a drug can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs.  In December 2012 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a negative opinion for Genzyme’s marketing authorization application for KYNAMRO for the treatment of patients with HoFH. Genzyme has requested a re-examination of the CHMP opinion.  Even though Genzyme has requested a re-examination of the CHMP opinion, and has submitted marketing applications to other regulatory agencies, it is possible that European or other regulatory agencies will not approve KYNAMRO for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug.

Failure to receive marketing approval for our drugs, including KYNAMRO outside the United States, or delays in these approvals could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

If the results of clinical testing indicate that any of our drugs are not suitable for commercial use we may need to abandon one or more of our drug development programs.

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense drugs are a relatively new approach to therapeutics. If we cannot demonstrate that our drugs are safe and effective for human use, we may need to abandon one or more of our drug development programs.  There are ongoing clinical studies for KYNAMRO, adverse events from which could negatively impact our pending or planned marketing approval applications and commercialization of KYNAMRO.

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in any additional clinical studies for KYNAMRO and in clinical studies for our other drugs. If any of our drugs in clinical studies, including KYNAMRO, does not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, Medpace is the primary clinical research organization for the ongoing clinical studies for KYNAMRO. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, approval and commercialization of our drugs, including any expanded product label for KYNAMRO.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2012, we had an accumulated deficit of approximately $907.0 million and stockholders’ equity of approximately $182.8 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding many of the drugs in our development pipeline, including AstraZeneca, ATL, Atlantic Pharmaceuticals, Biogen Idec, iCo, Genzyme, GSK, OncoGenex, Pfizer, and Teva Pharmaceutical Industries Ltd.  If any of these pharmaceutical companies stops developing and/or funding these drugs, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these drugs on our own.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with Genzyme, GSK, Biogen Idec, and AstraZeneca, these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we first anticipated.

For example, a collaborator such as Genzyme, GSK, Biogen Idec or AstraZeneca, could determine that it is in its financial interest to:

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing approval. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors’ expectations, including milestones for additional approvals or sales expectations of KYNAMRO, the price of our securities would likely decrease.

For example, in December 2012 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a negative opinion for Genzyme’s marketing authorization application for KYNAMRO for the treatment of patients with HoFH. Genzyme has requested a re-examination of the CHMP opinion.

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

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of December 31, 2012, we had cash, cash equivalents and short-term investments equal to $374.4 million.  If we do not meet our goals to commercialize KYNAMRO or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

•                  additional marketing approvals and successful commercial launch of KYNAMRO;

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2012, the market price of our common stock ranged from $7.02 to $15.61 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to KYNAMRO.  We have clinical study insurance coverage and commercial product liability insurance coverage.  However, this insurance coverage may not be adequate to cover claims against us, or be available to us at an acceptable cost, if at all.  Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenues.  Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

Regulus is a company that we and Alnylam established to focus on discovering, developing, and commercializing microRNA therapeutics. We exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Regulus operates as an independent company and Regulus and its employees are ultimately responsible for researching and developing our microRNA technology.  If Regulus is not successful, the value of our microRNA technology would be harmed and we would lose part or all of our investment in Regulus.  In addition, Regulus’ directors, executive management team, and strategic partners, including Alnylam, Isis, AstraZeneca, GSK, Biogen Idec and Sanofi have agreed that until October 4, 2013, subject to specified exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Regulus’ common stock or securities convertible into or exchangeable or exercisable for any shares of Regulus’ common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of February 11, 2013, we occupied three buildings in Carlsbad, California totaling approximately 231,000 square feet of laboratory, manufacturing and office space.  Our facilities include a 176,000 square foot facility that we use for our primary research and development activities, a 28,704 square foot manufacturing facility and a 25,792 square foot building adjacent to our manufacturing facility. Our 28,704 square foot facility houses manufacturing suites for our drug development business built to meet cGMP requirements and our 25,792 square foot facility has laboratory and office space that we use to support our manufacturing activities.  We lease all three buildings under lease agreements. The leases on our 176,000 square foot facility and our 28,704 square foot manufacturing facility expire in 2031 and have four five-year options to extend.  Under these lease agreements, we have the option to purchase the facilities, independent of each other at the end of each year from 2016 through 2020, and at the end of 2026 and 2031.  The lease for our 25,792 square foot facility has an initial term ending in June 2021 with an option to extend the lease for up to two five-year periods.

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

On December 28, 2012, a lawsuit was filed against us and certain of our officers on behalf of a class of purchasers of our common stock. The lawsuit sought unspecified monetary damages and generally included allegations that we and certain of our officers violated laws by conditioning investors to believe KYNAMRO would receive US FDA approval for HoFH through materially false and misleading statements regarding KYNAMRO’s safety and efficacy. On February 4, 2013, this case was voluntarily withdrawn without prejudice.

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

	HIGH	LOW
2012
First Quarter	$9.28	$7.08
Second Quarter	$12.00	$7.02
Third Quarter	$15.61	$11.45
Fourth Quarter	$14.36	$7.56
2011
First Quarter	$10.45	$8.52
Second Quarter	$9.49	$8.25
Third Quarter	$9.36	$6.55
Fourth Quarter	$8.67	$6.25

As of February 21, 2013, there were approximately 777 stockholders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2007 in our common stock, the NASDAQ Composite Index (total return), the NYSE Arca Biotechnology Index and the NASDAQ Biotechnology Index. The total return assumes reinvestment of dividends.  In 2012, we elected to include a comparison to the NASDAQ Biotechnology Index.  Because the NASDAQ Biotechnology Index is comprised of companies comparable to ours, we believe it provides a more relevant comparison of our stock performance than the NYSE Arca Biotechnology Index.  In 2013, we will no longer provide a comparison of our stock performance to the NYSE Arca Biotechnology Index.

Performance Graph (1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Isis Pharmaceuticals, Inc., the NASDAQ Composite Index,

the NYSE Arca Biotechnology Index, and the NASDAQ Biotechnology Index

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Isis Pharmaceuticals, Inc.	$100	$90	$71	$64	$46	$66
NASDAQ Composite Index	$100	$59	$82	$97	$99	$111
NYSE Arca Biotechnology Index	$100	$108	$112	$117	$128	$172
NASDAQ Biotechnology Index	$100	$93	$103	$114	$129	$163

(1)  This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Consolidated Financial Data (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenue(1)	$102,049	$99,086	$108,473	$121,600	$107,190
Research and development expenses(1)	$158,458	$157,397	$145,160	$134,623	$106,439
Net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders(1)	$(65,478)	$(84,801)	$(61,251)	$(30,562)	$(9,785)
Net income (loss) attributable to Isis Pharmaceuticals, Inc. common stockholders	$(65,478)	$(84,801)	$(61,251)	$155,066	$(18,172)
Basic and diluted net loss per share from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders(1)	$(0.65)	$(0.85)	$(0.62)	$(0.31)	$(0.10)
Basic and diluted net income (loss) per share attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.65)	$(0.85)	$(0.62)	$1.58	$(0.19)
Shares used in computing basic and diluted net income (loss) per share	100,576	99,656	99,143	98,109	94,566

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments(2)(3)	$374,446	$343,664	$472,353	$574,312	$490,998
Working capital(2)(3)	$349,116	$284,027	$377,247	$484,682	$393,685
Investment in Regulus Therapeutics Inc.(3)	$33,622	$—	$—	$—	$—
Total assets(3)	$545,686	$484,894	$550,477	$657,184	$572,776
Long-term debt and other obligations, less current portion(2)(3)	$288,598	$232,924	$199,175	$243,675	$300,697
Accumulated deficit(3)	$(906,966)	$(841,488)	$(756,687)	$(696,150)	$(851,216)
Noncontrolling interest in Regulus Therapeutics Inc.(3)	$—	$—	$—	$10,343	$4,737
Noncontrolling interest in Ibis Biosciences, Inc.	$—	$—	$—	$—	$32,419
Investment in Regulus Therapeutics Inc.(3)	$—	$4,424	$870	$—	$—
Stockholders’ equity	$182,766	$171,434	$244,542	$302,065	$147,380

(1)           As a result of the sale of Ibis to AMI in 2009, we have adjusted our revenue; research and development expenses; net loss from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders; and net loss per share from continuing operations attributable to Isis Pharmaceuticals, Inc. common stockholders to reflect Ibis’ results of operations as discontinued operations in 2009 and 2008.

(2)           As a result of the sale of Ibis to AMI, we have adjusted our cash, cash equivalents and short-term investments balance; working capital; and long-term debt and other obligations balance at December 31, 2008 to reflect Ibis’ assets and liabilities as assets and liabilities from discontinued operations.

(3)           Beginning in the first quarter of 2010, we adopted a new accounting standard and changed our method of accounting for our variable interest in Regulus.  We adopted the new standard on a prospective basis; therefore, beginning in the first quarter of 2010, we deconsolidated Regulus from our consolidated financial statements and began to account for our ownership interest in Regulus using the equity method of accounting.  Under the equity method of accounting, we stopped including Regulus’ revenue and operating expenses in our operating results.  Instead we included our share of Regulus’ operating results on a separate line in our consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.” On our consolidated balance sheet, we presented our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.”  In the fourth quarter of 2012, Regulus completed an IPO. We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  In the fourth quarter of 2012, we stopped using the equity method of accounting for our equity investment in Regulus and instead we began accounting for our investment at fair value.  We have not reclassified amounts in the prior period financial statements to conform to the current period presentation.  For additional information, see Note 2, Investment in Regulus Therapeutics Inc.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading company in antisense drug discovery and development, exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs. Antisense technology provides a direct route from genomics to drugs.  Our strategy is to do what we do best—to discover unique antisense drugs.  The efficiency and broad applicability of our drug discovery platform allows us to discover and develop antisense drugs to treat a wide range of diseases, including cardiovascular, severe and rare, neurologic and metabolic diseases and cancer.  Our partnering strategy provides us the flexibility to license each of our drugs at the optimal time to maximize the near- and long-term value of each drug.  In this way, we can expand our pipeline and our partners’ pipelines with antisense drugs that address significant medical needs while remaining small and focused.   Our strong financial position is a result of the successful execution of our business strategy as well as our focused research and development capabilities.

Our flagship product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with HoFH.  Patients with HoFH are at high cardiovascular risk and cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies.  In January 2013, the FDA approved the marketing application for KYNAMRO for patients with HoFH.  Marketing applications for KYNAMRO are under review by the EMA and other regulatory authorities.  Genzyme is executing a comprehensive plan to address a global commercial market that consists of patients who are in desperate need of new treatment options.  Genzyme has substantial expertise in successfully marketing drugs in the United States and internationally for severe and rare diseases and plans to leverage its infrastructure in these markets.  By concentrating marketing and sales efforts on lipid specialists and physicians who refer patients to these specialists, Genzyme plans to quickly reach patients with HoFH in the United States.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec and GSK, early in the development of a drug.  Typically, the drugs we partner early in development are in therapeutic areas of high risk, like rare diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer.  This strategy allows us to develop drugs that could have significant commercial potential with a knowledgeable and committed partner while avoiding the cost of later-stage clinical studies.  As in all of our partnerships, we benefit financially from upfront payments, development, regulatory and commercial milestones, licensing fees and royalties from these partnerships.  This allows us to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For example, through our oncology partnership with AstraZeneca, we are capitalizing on AstraZeneca’s development experience and research in oncology.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  For example, in 2012, we formed three strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, and a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer.  In total during 2012, we received $96 million from Biogen Idec and AstraZeneca in upfront payments and have the potential to earn  more than $2 billion in future milestone payments and licensing fees.  Since 2007, our partnerships have generated an aggregate of more than $975 million in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding. In addition, for our current partnered programs we have the potential to earn $5.1 billion in future milestone payments. We also have the potential to share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements.

We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam and Regulus, a company we co-founded with Alnylam focused on microRNA therapeutics.  In October 2012 Regulus completed an initial public offering, in which we participated, bringing our ownership in Regulus to approximately seven million shares of Regulus’ common stock, which was valued at approximately $36 million on February 26, 2013. All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

We protect our proprietary technologies and products through our substantial patent estate. As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements.  To date, we have generated over $400 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Business Segments

Prior to 2011, we reported our results in two separate segments: Drug Discovery and Development and Regulus.  Beginning in 2011, we stopped considering Regulus as an operating segment because our chief decision making officer stopped reviewing Regulus’ operating results for purposes of making resource allocations.   Therefore we now only operate in, and will provide financial information and results for, our Drug Discovery and Development operations.

In our Drug Discovery and Development operations we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class drugs for us and our partners. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. When we combine this efficiency with our rational approach to selecting disease targets we can build a large and diverse portfolio of drugs to treat a variety of health conditions, including cardiovascular, severe and rare, neurologic and metabolic diseases and cancer. We have partnered 16 of our 28 drug candidates, which substantially reduces our development costs.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management discusses the development, selection and disclosure of such estimates with our audit committee of our board of directors. In the following paragraphs, we describe the specific risks associated with these critical accounting policies. For all of these policies, we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment.

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

•      Determining the fair value of convertible debt without the conversion feature;

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

Research and development revenue under collaborative agreements

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services. Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and then accounted for as a single unit of accounting. When the delivered items in an arrangement have “stand-alone value” to our customer, we account for the deliverables as separate units of accounting and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat certain deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment and are eligible to receive a $6 million payment in the second quarter of 2013 assuming the research program is continuing.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-AZ1Rx.  We also granted AstraZeneca options to license up to three drugs under a separate research program. We are responsible for completing an ongoing clinical study of ISIS-STAT3Rx and IND-enabling studies for ISIS-AZ1Rx. AstraZeneca will be responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-AZ1Rx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug.  Since this agreement has multiple elements, we evaluated the deliverables in this arrangement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

•                  The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3Rx  for the treatment of cancer;

•                  The development services we will perform for ISIS-STAT3Rx;

•                  The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-AZ1Rx and the research services we will perform for ISIS-AZ1Rx; and

•                  The option to license up to three drugs under a research program and the research services we will perform for this program.

We determined that the ISIS-STAT3Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3Rx or to sublicense its rights.  In addition, ISIS-STAT3Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us.  As a result, we consider the ISIS-STAT3Rx  license and the development services for ISIS-STAT3Rx to be separate units of accounting. We recognized the revenue allocated to the ISIS-STAT3Rx  license on the date of the agreement because that is when we delivered the license.  We will recognize the revenue allocated to the development services for ISIS-STAT3Rx over the period of time we perform services. The ISIS-AZ1Rx license is also an exclusive license.  Because of the early stage of research for ISIS-AZ1Rx, we believe that our knowledge and expertise with antisense technology is essential for AstraZeneca or another third party to successfully develop ISIS-AZ1Rx.  As a result, we concluded that the ISIS-AZ1Rx license does not have stand-alone value and we combined the ISIS-AZ1Rx license and related research services into one unit of accounting.  We will recognize revenue for the combined unit of accounting over the period of time we perform services. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services  as a combined unit of accounting.  We will recognize revenue for the combined unit of accounting over the period of our performance.

We determined that the allocable arrangement consideration was the $25 million upfront payment because it was the only payment that was fixed and determinable when we entered into the agreement.  There was considerable uncertainty at the date of the agreement as to whether we would earn the milestone payments, royalty payments, payments for manufacturing clinical trial materials or payments for finished drug product.  As such, we did not include those payments in the allocable consideration.

We allocated the $25 million upfront payment based on the relative BESP of each unit of accounting.  We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3Rx and ISIS-AZ1Rx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

•                  Estimated future product sales;

•                  Estimated royalties on future product sales;

•                  Contractual milestone payments;

•                  Expenses we expect to incur;

•                  Income taxes; and

•                  An appropriate discount rate.

We estimated the selling price of the research and development services by using our internal estimates of the cost to perform the specific services, marked up to include a reasonable profit margin, and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform research and development. The significant inputs we used to determine the selling price of the research and development services included:

•                  The number of internal hours we will spend performing these services;

•                  The estimated number and cost of studies we will perform;

•                  The estimated number and cost of studies that we will contract with third parties to perform; and

•                  The estimated cost of drug product we will use in the studies.

As a result of the allocation, we recognized $9.3 million of the $25 million upfront payment in December 2012 for the ISIS-STAT3Rx license.  We are recognizing the remaining $15.7 million over the estimated period of our performance. Assuming a constant selling price for the other elements in the arrangement, if there was an assumed ten percent increase or decrease in the estimated selling price of the ISIS-STAT3Rx  license, we determined that the revenue we would have allocated to the ISIS-STAT3Rx  license would change by approximately seven percent, or $600,000, from the amount we recorded.

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

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for developing ISIS-SMNRx through completion of Phase 2/3 clinical trials.  In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of Phase 2 clinical trials. In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.  All three of these collaboration agreements give Biogen Idec the option or options to license one or more drugs resulting from the specific collaboration.  If Biogen Idec exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the development of the drugs prior to licensing, milestone payments if Biogen Idec achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

We evaluated the SMA, DMPK, and neurology agreements to determine whether we should account for them as separate agreements or as a single multiple element arrangement.  We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, the first two agreements cover two different diseases while the targets for the third agreement are yet to be defined, there are no interrelated or interdependent deliverables, there are no provisions in either agreement that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other.  We also evaluated the deliverables in each of these agreements to determine whether they met the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting.  For all three of these agreements, we determined that the options did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of the drugs resulting from these collaborations until it exercises the respective option or options.  As such, for each agreement we considered the deliverables to be a single unit of accounting and we are recognizing the upfront payment for each of the agreements over the respective research and development term, which is the estimated period of our performance.

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

Regulatory milestones in our partnerships may include the following types of events:

•      Filing of regulatory applications for marketing approval such as an NDA in the United States or a MAA in Europe.  Generally, it takes six to twelve months to prepare and submit regulatory filings.

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In 2012, the FDA accepted the NDA for KYNAMRO. In 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GSK and we selected ISIS-AATRx as the second development candidate as part of that collaboration. We consider milestones related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $25 million milestone payment from Genzyme for acceptance of the NDA for KYNAMRO in 2012 and the two $5 million milestone payments from GSK in their entirety in 2011. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements in the Notes to the Consolidated Financial Statements.

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

Valuation of Investments

We consider all liquid investments with maturities of 90 days or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than 90 days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive loss and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and an investment in equity securities in a publicly-held biotechnology company; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 3 investments include investments in the equity securities of two publicly-held biotechnology companies for which we calculated a lack of marketability discount because there are restrictions on when we can trade the securities. The majority of our securities have been classified as Level 2. To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model based on a market approach, which considers prices generated by market transactions involving identical or comparable assets.  The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids.  We validate the fair value of securities from our pricing provider by understanding the pricing model they use and comparing their assessment of the fair value of our Level 2 investments to the fair value provided by the custodians of our Level 2 investments.  Our pricing provider and custodians use similar techniques to derive fair value for Level 2 securities.

As of December 31, 2012, we classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc. as Level 3. We calculated a lack of marketability discount on the fair value of these securities because there are restrictions on when we can trade the securities.

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive loss.  We account for our equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

During 2011, we recognized a $4.2 million net gain on investments primarily consisting of the $4.4 million we received for our ownership interest in Excaliard when Pfizer Inc. acquired Excaliard.  During 2012 we recognized a $1.5 million net gain on investments primarily consisting of a $1.3 million gain for contingent payments we received from Pfizer Inc. triggered by its decision to advance EXC 001 into a Phase 2 study. See further discussion about our investment in Excaliard in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

In addition, in the fourth quarter of 2012, we recorded an $18.4 million gain on our investment in Regulus to reflect the change in our ownership percentage when Regulus completed its IPO.  We have reflected this gain in a separate line on our Consolidated Statements of Operations called “Gain on investment in Regulus Therapeutics Inc.”  See further discussion about our investment in Regulus in Note 2, Investment in Regulus Therapeutics Inc., in the Notes to the Consolidated Financial Statements.

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

We recorded a charge of $817,000, $1.9 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values.

Valuation of Inventory

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs.

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

Convertible Debt

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature.  If no similar debt instrument exists, we estimate fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions.  These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2¾ percent.  We assigned a value to the debt component of our 2¾ percent notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt at a discount.  We are amortizing the debt discount over the life of these 2¾ percent notes as additional non-cash interest expense utilizing the effective interest method. For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

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

Stock-Based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our Employee Stock Purchase Plan, or ESPP, at the grant date, based on the estimated fair value of the award and we recognize the expense over the employee’s requisite service period. We estimate forfeitures based on historical experience. There were no material changes to our estimated forfeitures for 2012, 2011 and 2010.

We utilize the Black-Scholes model as our method of valuing stock purchase rights under the ESPP and option awards.  We discuss the assumptions we use in our Black-Scholes model in Note 5, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements. We recognize compensation expense for option awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period. We base our risk-free interest rate assumption on observed interest rates appropriate for the term of our employee stock options and our ESPP. We base the dividend yield assumption on our history and expectation of dividend payouts. We have not paid dividends in the past and do not expect to in the future. We use an average of the historical stock price volatility of our stock to calculate the expected volatility assumption required for the Black-Scholes model. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns.

In 2012, we began granting RSUs to our employees and our board of directors.  The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four year period.

As of December 31, 2012, total unrecognized compensation cost related to non-vested stock-based compensation plans and RSUs were $5.5 million and $1.3 million, respectively. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize the cost for stock options and RSUs over a weighted average period of 1.1 years and 3.1 years, respectively.

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

Revenue

Total revenue for the year ended December 31, 2012 was $102.0 million compared to $99.1 million for 2011. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, in 2012, we recognized revenue from new sources in connection with the license for ISIS-STAT3Rx which we granted to AstraZeneca under our recently announced strategic alliance on RNA therapeutics for cancer, our three new collaborations with Biogen Idec and the KYNAMRO FDA acceptance milestone from Genzyme.  At the same time, in 2012, revenue from amortization of the upfront payments associated with the Genzyme collaboration ended as planned midyear.

We earned a $25 million milestone payment from Genzyme in January 2013 for FDA approval of KYNAMRO and a $7.5 million milestone payment from GSK in February 2013 for the initiation of a Phase 2/3 study for ISIS-TTRRx.  We will reflect both of these milestone payments in our first quarter 2013 financial results.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the year ended December 31, 2012 was $99.1 million compared to $96.2 million for 2011.  In 2012, we recognized revenue from new sources in connection with our collaboration with AstraZeneca, our three new collaborations with Biogen Idec and the KYNAMRO FDA acceptance milestone from Genzyme. At the same time, in 2012, revenue from amortization of the upfront payments associated with the Genzyme collaboration ended as planned midyear.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties was unchanged at $2.9 million for the year ended December 31, 2012 and December 31, 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $171.0 million compared to $170.2 million for 2011. In 2012, we were able to advance and expand our pipeline while maintaining our operating expenses essentially flat to 2011.  In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research and development expenses (in thousands):

	Year Ended December 31,
	2012	2011
Research and development expenses	$151,212	$148,870
Non-cash compensation expense related to equity awards	7,246	8,527

Total research and development	$158,458	$157,397

For the year ended December 31, 2012, we incurred total research and development expenses of $151.2 million compared to $148.9 million for 2011.  Research and development expenses in 2012 were slightly higher primarily due to higher development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Antisense drug discovery expenses	$34,035	$32,618
Non-cash compensation expense related to equity awards	2,108	2,433

Total antisense drug discovery	$36,143	$35,051

Antisense drug discovery costs were $34.0 million for the year ended December 31, 2012, and increased slightly compared to $32.6 million for 2011. The higher expenses in 2012 compared to 2011 were primarily due to an increase in personnel expenses and an increase in research services provided by third parties to support our partnered research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Year Ended December 31,
	2012	2011
KYNAMRO	$10,920	$13,719
Other antisense development products	54,291	47,395
Development overhead costs	5,350	5,708
Non-cash compensation expense related to equity awards	2,482	2,908

Total antisense drug development	$73,043	$69,730

Antisense drug development expenditures were $70.6 million for the year ended December 31, 2012 compared to $66.8 million for 2011. The higher expenses in 2012 were primarily due to an increase in development costs associated with our maturing pipeline of drugs offset, in part, by lower development expenses related to KYNAMRO.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  All amounts exclude non-cash compensation expense related to equity awards.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state in which we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. We have partnered 16 of our 28 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we have transitioned development responsibility for KYNAMRO to Genzyme.  In 2011, we satisfied our $125 million development funding obligation.  As such, we and Genzyme shared development costs equally in 2012.  Our shared funding of development expenses will end when KYNAMRO is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Manufacturing and operations	$19,232	$19,506
Non-cash compensation expense related to equity awards	999	1,101

Total manufacturing and operations	$20,231	$20,607

Manufacturing and operations expenses for the year ended December 31, 2012 were $19.2 million and decreased slightly compared to $19.5 million for 2011. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Year Ended December 31,
	2012	2011
Personnel costs	$9,231	$8,665
Occupancy	6,909	9,446
Depreciation and amortization	5,171	7,894
Insurance	1,143	884
Other	4,930	3,035
Non-cash compensation expense related to equity awards	1,657	2,085

Total R&D support costs	$29,041	$32,009

R&D support costs for the year ended December 31, 2012 were $27.4 million compared to $29.9 million for 2011.  The decrease in 2012 compared to the same period in 2011 was primarily because the leases on our former research and development facilities expired at the end of 2011 and as a result we recorded less rent expense in 2012.  Although our rent expense was lower, we had higher interest expense in 2012 because accounting rules required us to record the cost of our current primary research and development facility as a fixed asset with a corresponding liability, which is discussed below in Interest Expense.  Other significant decreases in R&D support costs were due to a decrease in depreciation and amortization because of non-cash charges for patents and patent applications that we wrote off in 2011 and a change in the amortization period we made in 2011 for a license agreement offset, in part, by an increase in litigation costs related to our patent infringement lawsuit against Santaris Pharma A/S.  All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Year Ended December 31,
	2012	2011
General and administrative expenses	$11,190	$11,471
Non-cash compensation expense related to equity awards	1,325	1,318

Total general and administrative	$12,515	$12,789

General and administrative expenses for the year ended December 31, 2012 were $11.2 million and decreased slightly compared to $11.5 million for 2011. All amounts exclude non-cash compensation expense related to equity awards.

Investment in Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the year ended December 31, 2012 was $1.4 million compared to $3.6 million for 2011.  Our equity in net loss of Regulus decreased because in 2012 we suspended recognizing losses in our share of Regulus’ net loss. Until the completion of Regulus’ IPO in October 2012, we and Alnylam were guarantors of both of the convertible notes that Regulus issued to GSK. Therefore, we continued to recognize losses in excess of our net investment in Regulus up to the principal plus accrued interest we guaranteed.  In the second quarter of 2012, we suspended recording our portion of Regulus’ net loss because our share of Regulus’ net loss exceeded the amount we had guaranteed.

In the fourth quarter of 2012, as a result of the IPO, we recorded an $18.4 million gain to reflect the change in our ownership percentage as a result of Regulus’ IPO.  We have reflected this gain in a separate line on our Consolidated Statements of Operations called “Gain on investment in Regulus Therapeutics Inc.”  Also, in the fourth quarter of 2012 we stopped using the equity method of accounting for our equity investment in Regulus and instead we began accounting for our investment at fair value.

Investment Income

Investment income for the year ended December 31, 2012 totaled $1.8 million compared to $2.4 million for 2011.  The decrease in investment income was primarily due to lower average cash balance and current market conditions.  Our average cash balance was lower in 2012 than in 2011, even though we ended 2012 with more cash than we had at the end of 2011, because of a significant inflow of cash in the fourth quarter of 2012.

Interest Expense

Interest expense for the year ended December 31, 2012 totaled $21.2 million compared to $16.7 million for 2011. The increase in interest expense in 2012 is primarily a result of additional non-cash interest expense we recorded for the long-term liability associated with our primary research and development facility.  The increase is also due to higher interest expense for our convertible notes because in 2012 we used the proceeds from our 2 3/4 convertible notes to redeem the entire outstanding amount of our 2 5/8 percent convertible notes. See Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for additional information about our convertible notes and long-term liability for our primary research and development facility.

Gain on Investments, Net

Net gain on investments for the year ended December 31, 2012 was $1.5 million compared to $4.2 million for 2011.  The net gain on investments in 2012 consists primarily of a $1.3 million gain we recorded for contingent payments we received from Pfizer Inc. triggered by its decision to advance EXC 001 into a Phase 2 study. The net gain on investments in 2011 consists primarily of the $4.4 million we received for our ownership interest in Excaliard when Pfizer Inc. acquired Excaliard.  See further discussion about our investments in Excaliard in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

Early Retirement of Debt

In September 2012, we redeemed our 2 5/8 percent convertible subordinated notes.  The carrying value of the 2 5/8 percent notes on our balance sheet included a discount based on the estimated fair value of similar debt instruments without the conversion feature.  We were amortizing this discount over the expected life of the debt as additional non-cash interest expense.  As a result of our early redemption of the 2 5/8 percent notes, we recognized a $4.8 million loss primarily related to a non-cash write-off of the unamortized portion of the debt discount and debt issuance costs. See Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for additional information about our redemption of the 2 5/8 percent notes.

Income Tax Benefit

In 2012, we recorded a tax benefit of $9.1 million, which reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income primarily related to the unrealized gain on our investment in Regulus because we are now accounting for our investment at fair value.

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2012 was $65.5 million compared to $84.8 million for 2011.  Basic and diluted net loss per share for the year ended December 31, 2012 was $0.65 per share compared to $0.85 per share for 2011.  Our net loss for 2012 was significantly lower than 2011 primarily due to the $18.4 million gain from our investment in Regulus and the related $9.1 million income tax benefit offset, in part, by an increase in our net operating loss, the $4.8 million loss on the early retirement of our 2 5/8 percent convertible subordinated notes, additional non-cash interest expense we recorded for the long-term liability associated with our primary research and development facility, and slightly higher interest expense related to our convertible notes.

Net Operating Loss Carryforward

At December 31, 2012, we had federal and California tax net operating loss carryforwards of approximately $636.9 million and $561.2 million, respectively. We also had federal and California research credit carryforwards of approximately $44.2 million and $18.4 million, respectively.  Our federal and California tax loss carryforwards expire at various dates starting in 2014, unless we utilize them before then.  Our net operating loss and tax credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods due to “change of ownership” provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and tax credit carryforwards.

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

Operating Expenses

Operating expenses for the year ended December 31, 2011 were $170.2 million compared to $156.8 million for 2010.  Our operating expenses in 2011 reflected moderately higher development costs associated with our maturing pipeline of drugs. These increases were offset by lower non-cash compensation expense related to equity awards resulting from a decrease in the average price of Isis’ stock in 2011.

In order to analyze and compare our results of operations to other similar companies, we believe that it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

Our research and development expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research and development costs (in thousands):

	Year Ended December 31,
	2011	2010
Research and development expenses	$148,870	$135,012
Non-cash compensation expense related to equity awards	8,527	10,148

Total research and development	$157,397	$145,160

For the year ended December 31, 2011, we incurred total research and development expenses of $148.9 million compared to $135.0 million for 2010.  Research and development expenses in 2011 reflected moderately higher costs associated with our maturing pipeline of drugs offset by lower costs associated with the completion of the KYNAMRO Phase 3 program to support the initial regulatory filings.  All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Discovery

Our antisense drug discovery expenses were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Antisense drug discovery	$32,618	$33,175
Non-cash compensation expense related to equity awards	2,433	2,941

Total antisense drug discovery	$35,051	$36,116

Antisense drug discovery costs were $32.6 million for the year ended December 31, 2011, and decreased slightly compared to $33.2 million for 2010. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Year Ended December 31,
	2011	2010
KYNAMRO	$13,719	$25,807
Other antisense development products	47,395	29,907
Development overhead costs	5,708	4,713
Non-cash compensation expense related to equity awards	2,908	3,207

Total antisense drug development	$69,730	$63,634

Antisense drug development expenditures were $66.8 million for the year ended December 31, 2011 compared to $60.4 million for 2010. The higher expenses in 2011 were primarily due to moderately higher costs associated with our maturing pipeline of drugs as these drugs move forward to more advanced stages of development, including into larger, longer clinical studies.  These increases were offset by lower costs associated with the completion of the KYNAMRO Phase 3 program to support the initial regulatory filings.  All amounts exclude non-cash compensation expense related to equity awards.

Manufacturing and Operations

Our manufacturing and operations expenses were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Manufacturing and operations	$19,506	$17,513
Non-cash compensation expense related to equity awards	1,101	1,425

Total manufacturing and operations	$20,607	$18,938

Manufacturing and operations expenses for the year ended December 31, 2011 were $19.5 million compared to $17.5 million for 2010.  The increase in expenses was a result of increases in the cost of raw materials used to manufacture our generation 2.5 compounds, services provided by third parties and personnel costs to support our expanded clinical development programs including KYNAMRO. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

The following table sets forth information on R&D support costs (in thousands):

	Year Ended December 31,
	2011	2010
Personnel costs	$8,665	$8,153
Occupancy	9,446	6,587
Depreciation and amortization	7,894	6,394
Insurance	884	922
Other	3,035	1,840
Non-cash compensation expense related to equity awards	2,085	2,576

Total R&D support costs	$32,009	$26,472

R&D support costs for the year ended December 31, 2011 were $29.9 million compared to $23.9 million for 2010.  The increase in expenses in 2011 compared to 2010 primarily relates to one-time occupancy and relocation costs associated with the move to our primary research and development facility, additional depreciation costs and property taxes we recorded in 2011 for our primary research and development facility, and a reduction in the costs we allocated to Regulus in 2011 compared to 2010.  When Regulus moved to a separate facility in the second half of 2010, we significantly reduced the amount we were charging them for facilities and support. All amounts exclude non-cash compensation expense related to equity awards.

General and Administrative Expenses

The following table sets forth information on general and administrative expenses (in thousands):

	Year Ended December 31,
	2011	2010
General and administrative expenses	$11,471	$9,658
Non-cash compensation expense related to equity awards	1,318	2,011

Total general and administrative	$12,789	$11,669

General and administrative expenses for the year ended December 31, 2011 were $11.5 million compared to $9.7 million for 2010. The increase in expenses in 2011 compared to 2010 primarily relates to higher personnel costs, one-time occupancy and relocation costs associated with the move to our primary research and development facility, and a reduction in the amount we charged to Regulus for general and administrative support. All amounts exclude non-cash compensation expense related to equity awards.

Investment in Regulus Therapeutics Inc.

Our equity in net loss of Regulus for the year ended December 31, 2011 was $3.6 million compared to $6.9 million for 2010. The decrease was primarily due to a decrease in Regulus’ net loss in 2011 compared to 2010.  Regulus’ net loss decreased in 2011 compared to 2010 primarily due to higher expenses in 2010 related to Regulus’ continued efforts to build its team to support its programs and $3.8 million of expense for sublicense fees paid to us and Alnylam from Regulus’ strategic alliance with Sanofi offset, in part, by amortization of the upfront fees Regulus received from Sanofi and GSK in 2010.

In 2010, we recorded a $4.7 million gain to reflect the change in our ownership percentage due to the $10 million investment Sanofi made in Regulus. This gain was reflected in our equity in net loss of Regulus line item on our Consolidated Statements of Operations. In 2012, to conform to current period presentation, we have reflected this gain in a separate line on our Consolidated Statements of Operations called “Gain on investment in Regulus Therapeutics Inc.”

Investment Income

Investment income for the year ended December 31, 2011 totaled $2.4 million compared to $3.4 million for 2010.  The decrease in investment income was primarily due to a lower average return on our investments resulting from the current market conditions and a lower average cash balance.

Interest Expense

Interest expense for the year ended December 31, 2011 totaled $16.7 million compared to $13.2 million for 2010. The increase in interest expense in 2011 is a result of additional non-cash interest expense we recorded for the long-term liability associated with our primary research and development facility.  See Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for additional information about the accounting treatment for our primary research and development facility.

Gain (Loss) on Investments, Net

Net gain on investments for the year ended December 31, 2011 was $4.2 million compared to a net loss on investments of $713,000 for 2010.  The net gain on investments in 2011 consists primarily of the $4.4 million gain we recorded in the fourth quarter of 2011 from our ownership interest in Excaliard when Pfizer Inc. acquired Excaliard. The net loss on investments in 2010 primarily consisted of an $880,000 non-cash loss related to the other-than-temporary impairment of our equity investment in ATL.  See further discussion about our investments in these satellite companies in Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2011 was $84.8 million compared to $61.3 million for 2010.  Basic and diluted net loss per share for the year ended December 31, 2011 was $0.85 per share compared to $0.62 per share for 2010.  Our net loss for 2011 increased compared to 2010 primarily due to an increase in our net operating loss, interest expense, and in our share of Regulus’ net loss, all of which we discuss above.

Net Operating Loss Carryforward

At December 31, 2011, we had federal and California tax net operating loss carryforwards of approximately $510.6 million and $428.1 million, respectively. We also had federal and California research credit carryforwards of approximately $42.9 million and $16.0 million, respectively.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through December 31, 2012, we have earned approximately $1.1 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through December 31, 2012, we have raised net proceeds of approximately $833.6 million from the sale of our equity securities and we have borrowed approximately $784.3 million under long-term debt arrangements to finance a portion of our operations.

At December 31, 2012, we had cash, cash equivalents and short-term investments of $374.4 million and stockholders’ equity of $182.8 million. In comparison, we had cash, cash equivalents and short-term investments of $343.7 million and stockholders’ equity of $171.4 million at December 31, 2011.  At December 31, 2012, we had consolidated working capital of $349.1 million compared to $284.0 million at December 31, 2011.  During 2012, we received a substantial amount of cash, including $96 million in upfront payments from Biogen Idec and AstraZeneca, a $25 million milestone payment from Genzyme for FDA acceptance of the KYNAMRO NDA and approximately $30 million in net proceeds from the issuance of our 2¾ percent convertible notes.  The significant increase in working capital is primarily due to the cash we received in 2012 and an increase in current assets resulting from our investment in Regulus because we are now recording our investment at fair value. At December 31, 2012, the carrying value of our investment in Regulus was $33.6 million.

As of December 31, 2012, our debt and other obligations totaled $284.1 million compared to $239.9 million at December 31, 2011.  The increase was primarily related to the issuance of our 2¾ percent convertible notes in the third quarter of 2012, the proceeds of which we used to redeem the entire outstanding amount of our 2 5/8 percent convertible notes.  In addition, we made an additional draw down of $9.1 million on our equipment financing arrangement in 2012.  These increases were offset, in part, by the rent and principal payments we made in 2012 on our lease obligations and notes payable, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

The following table summarizes our contractual obligations as of December 31, 2012. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 3/4 percent Convertible Senior Notes (principal and interest payable)	$240.0	$5.6	$11.1	$11.1	$212.2
Facility Rent Payments	$143.7	$5.8	$12.3	$13.1	$112.5
Equipment Financing Arrangements (principal and interest payable)	$10.6	$5.0	$5.6	$—	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.6	$0.2	$0.4	$—	$—
Operating Leases	$27.5	$1.4	$2.7	$2.8	$20.6
Total	$423,8	$18.1	$32.2	$27.1	$346.4

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In August 2012, we completed a $201.3 million convertible debt offering, which raised proceeds of approximately $194.7 million, net of $6.6 million in issuance costs. The $201.3 million of convertible senior notes mature in 2019 and bear interest at 2 3/4 percent, which is payable semi-annually. We used a substantial portion of the net proceeds from the issuance of these notes to redeem the entire $162.5 million in principal of our 2 5/8 percent convertible subordinated notes.  The 2¾ percent notes are convertible under certain conditions, at the option of the note holders, into approximately 12.1 million shares of our common stock at a conversion price of $16.63 per share. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2¾ percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent. As of December 31, 2012, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.57 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at December 31, 2012 and 2011 was $10.0 million and $5.3 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed constructed a new facility in Carlsbad, California. The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods.  Our rent under this lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the new facility. To gain early access to the facility, we agreed to modify our lease with BioMed to accept additional responsibility.  As a result, accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability.  We are depreciating the building over its economic life and we will apply our rent payments, which began on January 1, 2012, against the liability over the term of the lease.

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2012 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in 2012 with our Independent Registered Public Accounting Firm.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our evaluation as of the end of the period covered by this report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) were effective as of December 31, 2012 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2012, our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. Based on the assessment, our management determined that we maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their attestation report, which is included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited Isis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Isis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Isis Pharmaceuticals, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2013

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating, Governance and Review Committee” and “Audit Committee,” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 26, 2013 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders to be held on June 25, 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders(a)	8,895,220	$10.51	4,149,432	(c)
Equity compensation plans not approved by stockholders(b)	2,116,621	$14.34	—

Total	11,011,841	$11.25	4,149,432

(a)                                 Consists of four Isis plans: 1989 Stock Option Plan, Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, 2011 Equity Incentive Plan and ESPP.

(b)                                 Consists of the 2000 Broad-Based Equity Incentive Plan, more fully described below.  The 2000 Broad-Based Equity Incentive Plan expired on January 5, 2010.

(c)                                  Of these shares, 217,087 remained available for purchase under the ESPP as of December 31, 2012. The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year, we automatically increase the aggregate number of shares reserved for issuance under the plan by 150,000 shares.

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

As of December 31, 2012, the 2000 Plan had 5,990,000 shares authorized for issuance, options to purchase an aggregate of 2,116,621 shares were granted and outstanding under the 2000 Plan, option holders had exercised options to purchase an aggregate of 3,442,568 shares under the 2000 Plan, and no shares remained available for grant thereunder. The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

Options granted under the 2000 Plan generally have a term of seven or ten years, have an exercise price equal to the fair market value at the time of grant, can only be exercised with a cash payment and vest at the rate of 25 percent per year after the first year and then at the rate of 2.08 percent per month thereafter during the option holder’s employment or service as a consultant, employee or director. If any change is made in the common stock subject to the 2000 Plan, or subject to any stock award, without the receipt of consideration by us (through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by us), we will adjust the outstanding stock awards appropriately in the class(es) and number of securities and price per share of common stock subject to such outstanding stock awards. Our board of directors will make such adjustments, and its determination will be final, binding and conclusive. We will not treat the conversion of any of our convertible securities as a transaction without receipt of consideration.

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

(a)(3)                  Index to Exhibits

See Index to Exhibits beginning on page 75.

(b)                                 Exhibits

We listed the exhibits required by this Item under Item 15(a)(3).

(c)                                  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2013.

ISIS PHARMACEUTICALS, INC.

By:	/s/ STANLEY T. CROOKE
Stanley T. Crooke, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer (Principal executive officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stanley T. Crooke and Elizabeth L. Hougen, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer	February 28, 2013
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)

/s/ B. LYNNE PARSHALL	Director, Chief Operating Officer and Secretary	February 28, 2013
B. Lynne Parshall, J.D.

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer	February 28, 2013
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ SPENCER R. BERTHELSEN	Director	February 28, 2013
Spencer R. Berthelsen, M.D.

/s/ JOSEPH KLEIN	Director	February 28, 2013
Joseph Klein, III.

/s/ FREDERICK T. MUTO	Director	February 28, 2013
Frederick T. Muto, Esq.

/s/ JOSEPH H. WENDER	Director	February 28, 2013
Joseph H. Wender

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation filed June 19, 1991. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation filed May 3, 2006. (2)

3.3	Amended and Restated Bylaws. (14)

4.1	Certificate of Designation of the Series C Junior Participating Preferred Stock. (13)

4.2	Specimen Common Stock Certificate. (1)

4.3	Stock Purchase Agreement between the Registrant and Genzyme Corporation dated January 7, 2008. (5)

4.4	Indenture, dated as of August 13, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee, including Form of 2 ¾ percent Convertible Senior Note due 2019. (31)

10.1	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers with related schedule.

10.2*	Registrant’s 1989 Stock Option Plan, as amended. (29)

10.3*	Registrant’s Amended and Restated Employee Stock Purchase Plan. (16)

10.4	Form of Employee Assignment of Patent Rights. (1)

10.5*	Registrant’s 2000 Broad-Based Equity Incentive Stock Option Plan and related form of option agreement. (7)

10.6

Drug Development and License Option Agreement dated December 2, 2009 between the Registrant and Eli Lilly and Company. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (26)

10.7

Patent Rights Purchase Agreement between the Registrant and Gilead Sciences, Inc., dated December 18, 1998. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (6)

10.8

Collaboration and License Agreement between the Registrant and Hybridon, Inc., dated May 24, 2001. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (15)

10.9

License and Co-Development Agreement between the Registrant and Genzyme Corporation dated June 24, 2008. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (9)

10.10

Amendment #1 to the Research, Development and License Agreement dated May 11, 2011 by and between the Registrant and Glaxo Group Limited. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (11)

10.11

Amended and Restated Collaboration and License Agreement between the Registrant and Antisense Therapeutics Ltd dated February 8, 2008. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (5)

10.12

Amended and Restated License Agreement between the Registrant and Atlantic Pharmaceuticals Limited dated November 30, 2009. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (26)

10.13

Amended and Restated License Agreement dated July 2, 2008 between the Registrant and OncoGenex Technologies Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (18)

10.14

Lease Agreement between the Registrant and BMR-Gazelle Court LLC dated March 30, 2010. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (27)

10.15	Second Amendment to Lease Agreement dated May 15, 2011 between the Registrant and BMR-Gazelle Court LLC, with First Amendment to Lease Agreement included. (11)

10.16	Registrant’s Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 30, 2005. (19)

10.17*	Registrant’s Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, as amended. (29)

10.18*	Registrant’s Form of 2002 Non-Employee Directors’ Stock Option Agreement. (23)

10.19*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted under the Isis Pharmaceuticals, Inc. 2002 Non-Employee Directors’ Stock Option Plan. (33)

10.20*	Amended and Restated Severance Agreement dated December 3, 2008 between the Registrant and Stanley T. Crooke. (17)

10.21*	Amended and Restated Severance Agreement dated December 3, 2008 between the Registrant and B. Lynne Parshall. (17)

10.22

Amended and Restated Strategic Collaboration and License Agreement dated April 28, 2009 between the Registrant and Alnylam Pharmaceuticals, Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (22)

10.23*	Isis Pharmaceuticals, Inc. 2011 Equity Incentive Plan (21)

10.24	Loan Agreement dated October 15, 2008 between the Registrant and RBS Asset Finance, Inc. (25)

10.25*	Form of Option Agreement for Options granted under the 2011 Equity Incentive Plan. (31)

10.26*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted under the 2011 Equity Incentive Plan. (31)

10.27

Second Amendment to Lease Agreement between the Registrant and BMR-2282 Faraday Avenue LLC dated March 30, 2010. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (27)

10.28*	Form of Option Agreement for Options Granted after March 8, 2005 under the 1989 Stock Option Plan. (12)

10.29*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2000 Broad-Based Equity Incentive Plan. (12)

10.30*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2002 Non-Employee Director’s Stock Option Plan. (12)

10.31

Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated March 30, 2010. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (27)

10.32	First Amendment to Loan Agreement between the Registrant and RBS Asset Finance, Inc. dated September 30, 2009. (26)

10.33	Lease Agreement dated September 6, 2005 between the Registrant and BMR-2282 Faraday Avenue LLC. (19)

10.34

Stock Purchase Agreement dated December 17, 2008, among the Registrant, Ibis Biosciences, Inc. and Abbott Molecular Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (25)

10.35

Research Agreement dated August 10, 2011 between the Registrant and CHDI Foundation, Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (3)

10.36

Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics LLC dated January 1, 2009. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (4)

10.37	Amendment No. 1 to Amended and Restated License Agreement between the Registrant and OncoGenex Technologies Inc. dated December 18, 2009. (26)

10.38

Amendment Number One to the Amended and Restated License and Collaboration Agreement dated June 10, 2010 among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (28)

10.39	Second Amendment to Loan Agreement dated November 15, 2010 between the Registrant and RBS Asset Finance, Inc. (24)

10.40

Development, Option and License Agreement between the Registrant and Biogen Idec International Holding Ltd. dated January 3, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (32)

10.41	Third Amendment to Loan Agreement dated June 24, 2012 between the Registrant and RBS Asset Finance, Inc. (33)

10.42

DMPK Research, Development, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated June 27, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (33)

10.43

Letter Agreement Amendment between the Registrant and Alnylam Pharmaceuticals, Inc. dated August 27, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (34)

10.44

Amendment #2 to Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated October 30, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.45

Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated December 7, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.46

Neurology Drug Discovery and Development Collaboration, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated December 10, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

14.1	Registrant’s Code of Ethics and Business Conduct. (21)

21.1	List of Subsidiaries for the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (37)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form of Confidentiality Agreement. (11)

101

The following financial statements from the Isis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (detail tagged).

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-71911) or amendments thereto and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Report on Form 8-K dated December 8, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 14, 2011 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s report on Form 10-Q as amended for the quarter ended June 30, 2001 and incorporated herein by reference.

(15)

Filed as an exhibit to Registrant’s Notice of Annual Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the SEC on April 20, 2008, and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 5, 2008 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed January 4, 2002 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant’s Notice of 2011Annual Meeting of Stockholders and Proxy Statement filed with the SEC on April 28, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant’s Annual Report as Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

(28)

Filed as an exhibit to Registrant’s Notice of Annual Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 16, 2012, and incorporated herein by reference.

(29)	Filed as part of this Annual Report on Form 10-K for the year ended December 31, 2010, reference is made to page 70.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 8, 2011, and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed August 13, 2012 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

*	Indicates management compensatory plans and arrangements as required to be filed as exhibits to this Report pursuant to Item 14(c).

ISIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isis Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 28, 2013

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$124,482	$65,477
Short-term investments	249,964	278,187
Contracts receivable	522	6,921
Inventories	6,121	4,139
Investment in Regulus Therapeutics Inc.	33,622	—
Other current assets	8,727	5,415
Total current assets	423,438	360,139
Property, plant and equipment, net	91,084	96,615
Licenses, net	6,579	9,036
Patents, net	18,646	16,259
Deposits and other assets	5,939	2,845
Total assets	$545,686	$484,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,239	$8,300
Accrued compensation	7,878	9,183
Accrued liabilities	15,401	18,655
Current portion of long-term obligations	4,879	3,390
Current portion of deferred contract revenue	35,925	36,584
Total current liabilities	74,322	76,112
Long-term deferred contract revenue	66,656	17,474
2 3/4 percent convertible senior notes	143,990	—
2 5/8 percent convertible subordinated notes	—	141,448
Long-term obligations, less current portion	7,402	4,125
Long-term financing liability for leased facility	70,550	69,877
Investment in Regulus Therapeutics Inc.	—	4,424
Total liabilities	362,920	313,460
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 101,481,134 and 100,042,976 shares issued and outstanding at December 31, 2012 and 2011, respectively	102	100
Additional paid-in capital	1,077,150	1,013,592
Accumulated other comprehensive income (loss)	12,480	(770)
Accumulated deficit	(906,966)	(841,488)
Total stockholders’ equity	182,766	171,434
Total liabilities and stockholders’ equity	$545,686	$484,894

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Research and development revenue under collaborative agreements	$99,100	$96,190	$102,921
Licensing and royalty revenue	2,949	2,896	5,552
Total revenue	102,049	99,086	108,473

Expenses:
Research and development	158,458	157,397	145,160
General and administrative	12,515	12,789	11,669
Total operating expenses	170,973	170,186	156,829

Loss from operations	(68,924)	(71,100)	(48,356)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	(1,406)	(3,554)	(6,879)
Investment income	1,844	2,414	3,370
Interest expense	(21,152)	(16,732)	(13,232)
Gain (loss) on investments, net	1,465	4,182	(713)
Gain on investment in Regulus Therapeutics Inc.	18,356	—	4,651
Loss on early retirement of debt	(4,770)	—	—

Loss before income tax benefit (expense)	(74,587)	(84,790)	(61,159)

Income tax benefit (expense)	9,109	(11)	(92)

Net loss	$(65,478)	$(84,801)	$(61,251)

Basic and diluted net loss per share	$(0.65)	$(0.85)	$(0.62)
Shares used in computing basic and diluted net loss per share	100,576	99,656	99,143

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net loss	$(65,478)	$(84,801)	$(61,251)
Unrealized gains (losses) on securities, net of tax	13,250	(1,719)	(1,342)
Reclassification adjustment for realized losses included in net loss	—	—	138

Comprehensive loss	$(52,228)	$(86,520)	$(62,455)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Isis Pharmaceuticals, Inc. Stockholders’ Equity
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Noncontrolling interest in	Total stockholders’
Description	Shares	Amount	capital	income (loss)	deficit	Regulus	equity
Balance at December 31, 2009	98,851	$99	$985,620	$2,153	$(696,150)	$10,343	$302,065
Adoption of accounting standard to deconsolidate Regulus Therapeutics Inc.	—	—	(1,954)	—	714	(10,343)	(11,583)
Net loss	—	—	—	—	(61,251)	—	(61,251)
Change in unrealized gains (losses)	—	—	—	(1,342)	—	—	(1,342)
Reclassification adjustment for realized gains included in net income	—	—	—	138	—	—	138
Options exercised and employee stock purchase plan issuances	475	—	4,356	—	—	—	4,356
Warrants exercised	68	—	—	—	—	—	—
Share-based compensation expense	—	—	12,159	—	—	—	12,159
Balance at December 31, 2010	99,394	$99	$1,000,181	$949	$(756,687)	$—	$244,542
Net loss	—	—	—	—	(84,801)	—	(84,801)
Change in unrealized gains (losses)	—	—	—	(1,719)	—	—	(1,719)
Options exercised and employee stock purchase plan issuances	646	1	3,566	—	—	—	3,567
Warrants exercised	3	—	—	—	—	—	—
Share-based compensation expense	—	—	9,845	—	—	—	9,845
Balance at December 31, 2011	100,043	$100	$1,013,592	$(770)	$(841,488)	$—	$171,434
Net loss	—	—	—	—	(65,478)	—	(65,478)
Change in unrealized gains (losses)	—	—	—	13,250	—	—	13,250
Options exercised and employee stock purchase plan issuances	1,438	2	9,468	—	—	—	9,470
2 5/8 percent convertible subordinated notes redemption, equity portion	—	—	(12,041)	—	—	—	(12,041)
2 3/4 percent convertible senior notes, equity portion, net of issuance costs	—	—	57,560	—	—	—	57,560
Share-based compensation expense	—	—	8,571	—	—	—	8,571
Balance at December 31, 2012	101,481	$102	$1,077,150	$12,480	$(906,966)	$—	$182,766

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(65,478)	$(84,801)	$(61,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,074	6,594	4,840
Amortization of patents	1,224	1,938	1,961
Amortization of licenses	2,457	3,252	2,376
Amortization of premium on investments, net	4,193	5,410	5,075
Amortization of debt issuance costs	619	507	507
Amortization of 2 5/8 percent convertible subordinated notes discount	6,169	8,553	7,795
Amortization of 2 3/4 percent convertible subordinated notes discount	2,268	—	—
Amortization of long-term financing liability for leased facility	6,503	2,872	—
Share-based compensation expense	8,571	9,845	12,159
Equity in net loss of Regulus Therapeutics Inc.	1,406	3,554	6,879
Gain on investment in Regulus Therapeutics Inc.	(18,356)	—	(4,651)
Loss on early retirement of debt	4,770	—	—
Gain from the sale of property, plant and equipment	—	—	(72)
(Gain) loss on investments, net	(1,465)	(4,182)	713
Non-cash losses related to patents, licensing and property, plant and equipment	825	1,924	1,512
Tax benefit from other unrealized gains on securities	(9,111)	—	—
Changes in operating assets and liabilities:
Contracts receivable	6,399	(5,679)	10,479
Inventories	(1,982)	(1,655)	284
Other current and long-term assets	279	914	(943)
Accounts payable	1,292	875	1,325
Accrued compensation	(1,305)	2,352	394
Income taxes payable	—	—	(7,178)
Deferred rent	255	382	—
Accrued liabilities	(3,254)	6,273	1,013
Deferred contract revenue	48,523	(70,857)	(46,810)
Net cash provided by (used in) operating activities	1,876	(111,929)	(63,593)
Investing activities:
Purchases of short-term investments	(217,877)	(371,108)	(530,137)
Proceeds from the sale of short-term investments	242,659	488,918	577,533
Purchases of property, plant and equipment	(1,479)	(10,203)	(13,237)
Proceeds from the sale of property, plant and equipment	—	—	185
Proceeds from land sold to BioMed	—	—	10,147
Reduction of cash due to deconsolidation of Regulus Therapeutics Inc. upon adoption of a new accounting standard	—	—	(16,228)
Acquisition of licenses and other assets, net	(3,691)	(3,667)	(4,319)
Investment in Regulus Therapeutics Inc.	(3,000)	—	—
Purchases of strategic investments	(790)	(359)	(250)
Proceeds from the sale of strategic investments	2,177	4,445	—
Net cash provided by investing activities	17,999	108,026	23,694
Financing activities:
Proceeds from issuance of equity	9,470	3,567	4,356
Proceeds from issuance of 2 3/4 percent convertible senior notes, net of issuance costs	194,697	—	—
Principal and premium payment on redemption of the 2 5/8 percent convertible subordinated notes	(163,718)	—	—
Proceeds from equipment financing arrangement	9,100	1,625	4,694
Principal payments on debt and capital lease obligations	(10,419)	(5,864)	(4,354)
Net cash provided by (used in) financing activities	39,130	(672)	4,696
Net increase (decrease) in cash and cash equivalents	59,005	(4,575)	(35,203)
Cash and cash equivalents at beginning of year	65,477	70,052	105,255
Cash and cash equivalents at end of year	$124,482	$65,477	$70,052

ISIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental disclosures of cash flow information:
Interest paid	$5,770	$4,804	$4,889
Income taxes paid, net of refund received	$2	$2	$7,270
Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$647	$902	$922
Capital lease obligations	$—	$—	$770
Capitalized costs and financing liability associated with leased facility	$—	$59,730	$—

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.  In addition to our wholly owned subsidiary, our consolidated financial statements include our equity investment in Regulus Therapeutics Inc. We used the equity method of accounting to account for our investment in Regulus Therapeutics Inc. until November 2012.  In October 2012, Regulus completed an initial public offering (IPO).  We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As a result, in the fourth quarter of 2012, we stopped using the equity method of accounting for our equity investment in Regulus and instead we began accounting for our investment at fair value.

Organization and business activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We were organized principally to develop human therapeutic drugs using antisense technology.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a loss from continuing operations for the years ended December 31, 2012, 2011 and 2010, we did not include the following diluted common equivalent shares in the computation of diluted net loss from continuing operations per share because the effect would be anti-dilutive:

•                  2 5/8 percent convertible subordinated notes;

•                  2 3/4 percent convertible senior notes;

•                  GlaxoSmithKline convertible promissory notes issued by Regulus;

•                  Dilutive stock options;

•                  Restricted stock units; and

•                  Warrants issued to Symphony GenIsis Holdings LLC.

In April 2011, Symphony GenIsis Holdings LLC exercised the remaining warrants. In September 2012, we redeemed all of our 2 5/8 percent convertible subordinated notes.  Until the completion of Regulus’ IPO in October 2012, we were guarantors of up to $5 million plus accrued interest on the two convertible notes that Regulus issued to GlaxoSmithKline, or GSK.

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

Research and development revenue under collaborative agreements

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services. Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and then accounted for as a single unit of accounting. When the delivered items in an arrangement have “stand-alone value” to our customer, we account for the deliverables as separate units of accounting and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat certain deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment and are eligible to receive a $6 million payment in the second quarter of 2013 assuming the research program is continuing.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-AZ1Rx.  We also granted AstraZeneca options to license up to three drugs under a separate research program. We are responsible for completing an ongoing clinical study of ISIS-STAT3Rx and IND-enabling studies for ISIS-AZ1Rx. AstraZeneca will be responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-AZ1Rx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug.  Since this agreement has multiple elements, we evaluated the deliverables in this arrangement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

•      The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3Rx  for the treatment of cancer;

•      The development services we will perform for ISIS-STAT3Rx;

•      The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-AZ1Rx and the research services we will perform for ISIS-AZ1Rx; and

•      The option to license up to three drugs under a research program and the research services we will perform for this program.

We determined that the ISIS-STAT3Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3Rx or to sublicense its rights.  In addition, ISIS-STAT3Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us.  As a result, we consider the ISIS-STAT3Rx  license and the development services for ISIS-STAT3Rx to be separate units of accounting. We recognized the revenue allocated to the ISIS-STAT3Rx  license on the date of the agreement because that is when we delivered the license.  We will recognize the revenue allocated to the development services for ISIS-STAT3Rx over the period of time we perform services. The ISIS-AZ1Rx license is also an exclusive license.  Because of the early stage of research for ISIS-AZ1Rx, we believe that our knowledge and expertise with antisense technology is essential for AstraZeneca or another third party to successfully develop ISIS-AZ1Rx.  As a result, we concluded that the ISIS-AZ1Rx license does not have stand-alone value and we combined the ISIS-AZ1Rx license and related research services into one unit of accounting.  We will recognize revenue for the combined unit of accounting over the period of time we perform services. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services  as a combined unit of accounting.  We will recognize revenue for the combined unit of accounting over the period of our performance.

We determined that the allocable arrangement consideration was the $25 million upfront payment because it was the only payment that was fixed and determinable when we entered into the agreement.  There was considerable uncertainty at the date of the agreement as to whether we would earn the milestone payments, royalty payments, payments for manufacturing clinical trial materials or payments for finished drug product.  As such, we did not include those payments in the allocable consideration.

We allocated the $25 million upfront payment based on the relative BESP of each unit of accounting.  We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3Rx and ISIS-AZ1Rx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

•      Estimated future product sales;

•      Estimated royalties on future product sales;

•      Contractual milestone payments;

•      Expenses we expect to incur;

•      Income taxes; and

•      An appropriate discount rate.

We estimated the selling price of the research and development services by using our internal estimates of the cost to perform the specific services, marked up to include a reasonable profit margin, and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform research and development. The significant inputs we used to determine the selling price of the research and development services included:

•      The number of internal hours we will spend performing these services;

•      The estimated number and cost of studies we will perform;

•      The estimated number and cost of studies that we will contract with third parties to perform; and

•      The estimated cost of drug product we will use in the studies.

As a result of the allocation, we recognized $9.3 million of the $25 million upfront payment in December 2012 for the ISIS-STAT3Rx license.  We are recognizing the remaining $15.7 million over the estimated period of our performance. Assuming a constant selling price for the other elements in the arrangement, if there was an assumed ten percent increase or decrease in the estimated selling price of the ISIS-STAT3Rx  license, we determined that the revenue we would have allocated to the ISIS-STAT3Rx  license would change by approximately seven percent, or $600,000, from the amount we recorded.

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

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for Spinal Muscular Atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials. In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of Phase 2 clinical trials. In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.  All three of these collaboration agreements give Biogen Idec the option or options to license one or more drugs resulting from the specific collaboration.  If Biogen Idec exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the development of the drugs prior to licensing, milestone payments if Biogen Idec achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

We evaluated the SMA, DMPK, and neurology agreements to determine whether we should account for them as separate agreements or as a single multiple element arrangement.  We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, the first two agreements cover two different diseases while the targets for the third agreement are yet to be defined, there are no interrelated or interdependent deliverables, there are no provisions in either agreement that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other.  We also evaluated the deliverables in each of these agreements to determine whether they met the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting.  For all three of these agreements, we determined that the options did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of the drugs resulting from these collaborations until it exercises the respective option or options.  As such, for each agreement we considered the deliverables to be a single unit of accounting and we are recognizing the upfront payment for each of the agreements over the respective research and development term, which is the estimated period of our performance.

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

We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with ongoing access to new technologies we discover, we have determined that all future development, regulatory and commercialization milestones are substantive. For example, for our strategic alliance with GSK we are using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases. Alternatively, we provide on-going access to our technology to Alnylam Pharmaceuticals, Inc. to develop and commercialize RNA interference, or RNAi, therapeutics.  We consider milestones for both of these collaborations to be substantive.  For those agreements that do not meet the following criteria, we do not consider the future milestones to be substantive.  In evaluating if a milestone is substantive we consider whether:

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  In 2012, the FDA accepted the NDA for KYNAMRO. In 2011, we initiated a Phase 1 clinical study on ISIS-TTRRx, the first drug selected as part of our collaboration with GSK and we selected ISIS-AATRx as the second development candidate as part of that collaboration. We consider milestones related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $25 million milestone payment from Genzyme for acceptance of the NDA of KYNAMRO in 2012 and the two $5 million milestone payments from GSK in their entirety in 2011. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements.

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

Research and development expenses

We expense research and development costs as we incur them. Included in research and development expenses are costs associated with our collaboration agreements. For the years ended December 31, 2012, 2011 and 2010, research and development costs of approximately $39.0 million, $26.3 million, and $44.6 million, respectively, were related to collaborative research and development arrangements.

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

Cash, cash equivalents and short-term investments

We consider all liquid investments with maturities of 90 days or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than 90 days from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive loss and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At December 31, 2012 we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive loss.  We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. Most of the cost method investments we hold are in early stage biotechnology companies and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs.  We did not record any inventory write-offs for the years ended December 31, 2012, 2011 and 2010.  Total inventory, which consisted of raw materials, was $6.1 million and $4.1 million as of December 31, 2012 and 2011, respectively.

Property, plant and equipment

We carry our property, plant and equipment at cost, which consists of the following (in thousands):

	December 31,
	2012	2011
Equipment and computer software	$44,109	$42,422
Building and building systems	48,120	48,431
Land improvements	2,849	2,822
Leasehold improvements	34,931	34,839
Furniture and fixtures	5,342	5,323
	135,351	133,837
Less accumulated depreciation	(54,465)	(47,420)
	80,886	86,417
Land	10,198	10,198

	$91,084	$96,615

We depreciate our property, plant and equipment on the straight-line method over estimated useful lives as follows:

Computer software and hardware	3 years
Manufacturing equipment	10 years
Other equipment	5-7 years
Furniture and fixtures	5-10 years
Building	40 years
Building systems and improvements	10-25 years
Land improvements	20 years

We depreciate our leasehold improvements using the shorter of the estimated useful life or remaining lease term.

Licenses

We obtain licenses from third parties and capitalize the costs related to exclusive licenses. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between approximately three years and 15 years. The cost of our licenses at December 31, 2012 and 2011 was $36.2 million.  Accumulated amortization related to licenses was $29.6 million and $27.2 million at December 31, 2012 and 2011, respectively. Based on existing licenses, estimated amortization expense related to licenses is as follows:

Years Ending December 31,	Amortization
(in millions)

2013	$2.0
2014	$1.9
2015	$1.9
2016	$0.8
2017	$—

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  The weighted average remaining amortizable life of our issued patents was 9.9 years at December 31, 2012. In 2012, 2011 and 2010, we recorded non-cash charges of $817,000, $1.9 million and $1.5 million, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

The cost of our patents at December 31, 2012 and 2011 was $31.4 million and $29.9 million, respectively.  Accumulated amortization related to patents was $12.8 million and $13.7 million at December 31, 2012 and 2011, respectively. Based on existing patents, estimated amortization expense related to patents is as follows:

Years Ending December 31,	Amortization
(in millions)

2013	$1.0
2014	$0.9
2015	$0.9
2016	$0.8
2017	$0.7

Fair value of financial instruments

We have estimated the fair value of our financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. We report our investment securities at their estimated fair value based on quoted market prices for identical or similar instruments.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.  We recorded a charge of $825,000, $1.9 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, related primarily to the write-down of intangible assets.

Equity method of accounting

We accounted for our ownership interest in Regulus using the equity method of accounting until November 2012.  Under the equity method of accounting, we included our share of Regulus’ operating results on a separate line in our consolidated statement of operations called “Equity in net loss of Regulus Therapeutics Inc.”  On our 2011 consolidated balance sheet, we presented our investment in Regulus on a separate line in the non-current liabilities section called “Investment in Regulus Therapeutics Inc.” In October 2012, Regulus completed an IPO.  We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As a result, we stopped using the equity method of accounting for our investment in Regulus and instead we began accounting for our investment at fair value.  We also recorded an $18.4 million gain to reflect the change in our ownership percentage as a result of Regulus’ IPO.  In 2010, we recorded a $4.7 million gain to reflect the change in our ownership percentage due to the $10 million investment Sanofi made in Regulus.

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

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of December 31, 2012 and 2011, we had collaborative arrangements with six entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities. As of December 31, 2012, the total carrying value of our investments in variable interest entities was $38.5 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Stock-based compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the award on the date of grant using an option-pricing model. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our consolidated statements of operations.  We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We utilize the Black-Scholes model as our method of valuing option awards and stock purchase rights under the ESPP.  On the grant date, we use our stock price and assumptions regarding a number of highly complex and subjective variables to determine the estimated fair value of stock-based payment awards.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the estimated fair value of employee stock options using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We recognize compensation expense for option awards using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

In 2012, we began granting RSUs to our employees and the Board of Directors.  The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four year period.

See Note 5, Stockholders’ Equity, for additional information regarding our share-based compensation plans.

Comprehensive loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that we exclude from net loss including unrealized holding gains and losses, net of taxes, and reclassification adjustments for realized gains and losses on our available-for-sale securities. We display comprehensive loss and its components in our consolidated statements of comprehensive loss.

Convertible debt

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2¾ percent.  In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to redeem our 2 5/8 percent convertible subordinated notes.  Consistent with how we accounted for our 2 5/8 percent notes, we account for our 2¾ percent notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate.  As a result, we assigned a value to the debt component of our 2¾ percent notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt instrument at a discount.  We are amortizing the debt discount over the life of these 2¾ percent notes as additional non-cash interest expense utilizing the effective interest method.  For additional information, see Note 4, Long-Term Obligations and Commitments.

Segment information

Prior to 2011, we reported our results in two separate segments: Drug Discovery and Development and Regulus.  We stopped considering Regulus as an operating segment because our chief decision making officer stopped reviewing Regulus’ operating results for purposes of making resource allocations.  Therefore we now only operate in, and will provide financial information and results for, our Drug Discovery and Development operations.

Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and an investment in equity securities in a publicly-held biotechnology company; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Our Level 3 investments include investments in the equity securities of two publicly-held biotechnology companies for which we calculated a lack of marketability discount because there are restrictions on when we can trade the securities.  The majority of our securities have been classified as Level 2. To estimate the fair value of securities classified as Level 2, we utilize the services of a fixed income pricing provider that uses an industry standard valuation model. The significant inputs for the valuation model include reported trades, broker/dealer quotes, benchmark securities and bids. We validate the fair value of securities from our pricing provider by understanding the pricing model they use and comparing their assessment of the fair value of our Level 2 investments to the fair value provided by the custodians of our Level 2 investments.  Our pricing provider and custodians use similar techniques to derive fair value for Level 2 securities. During the years ended December 31, 2012 and 2011 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels.

As of December 31, 2012, we classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc., or Sarepta, as Level 3.  We calculated a lack of marketability discount on the fair value of these investments because there are restrictions on when we can trade the securities. We consider the inputs we used to calculate the lack of marketability discount Level 3 inputs and, as a result, we categorized our investments as Level 3.  We determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. As of December 31, 2012, the gross fair value of our investment in Regulus and Sarepta was $44.4 million and $1.0 million, respectively, and the lack of marketability discount was $10.8 million and $296,000, respectively.  During the year ended December 31, 2012, our other comprehensive loss included unrealized gains of $18.1 million and $688,000, respectively, related to our investment in Regulus and Sarepta. As of December 31, 2011, we had no securities that we classified as Level 3.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at December 31, 2012 and 2011 as follows (in thousands):

	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$105,496	$101,496	$4,000	$—
Corporate debt securities (2)	193,507	—	193,507	—
Debt securities issued by U.S. government agencies (2)	18,108	—	18,108	—
Debt securities issued by the U.S. Treasury (2)	13,452	13,452	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	24,897	—	24,897	—
Investment in Regulus Therapeutics Inc.	33,622	—	—	33,622
Equity securities (3)	4,874	4,146	—	728
Total	$393,956	$119,094	$240,512	$34,350

	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$58,892	$55,893	$2,999	$—
Corporate debt securities (2)	166,922	—	166,922	—
Debt securities issued by U.S. government agencies (2)	80,440	—	80,440	—
Debt securities issued by the U.S. Treasury (2)	2,356	2,356	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	28,469	—	28,469	—
Equity securities (3)	1,282	1,282	—	—
Total	$338,361	$59,531	$278,830	$—

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

Impact of recently issued accounting standards

In May 2011, the FASB amended its authoritative guidance on the measurement and disclosure for fair value measurements. The amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was effective for our fiscal year beginning January 1, 2012. We adopted this amendment on January 1, 2012. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, companies have the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that companies must report in other comprehensive income or when companies must reclassify an item of other comprehensive income to net income. In December 2011, the FASB issued an update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was effective for our fiscal year beginning January 1, 2012. We adopted this amendment on January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on our consolidated financial statements.

2. Investment in Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam’s technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics.  Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, and certain early fundamental patents in the microRNA field. Alnylam made an initial investment of $10 million in Regulus to balance both companies’ ownership.  We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either by itself or with a partner. In early 2009, Regulus raised $20 million in a Series A preferred stock financing in which we and Alnylam were the sole and equal investors in the financing.

In October 2010, Sanofi invested $10 million in Regulus.  From this investment Sanofi acquired less than 10 percent ownership of Regulus, leaving us with approximately 46 percent ownership. Under the equity method of accounting, when Regulus issued shares to Sanofi, we recorded a gain of $4.7 million and adjusted the carrying value of our investment in Regulus to reflect the increased valuation of Regulus and the change in our ownership percentage.

In October 2012, Regulus completed an IPO of approximately 12.7 million shares of its common stock at $4.00 per share.  As part of the offering, we purchased $3.0 million of Regulus’ common stock at the offering price.  Upon the close of the offering, our investment in Regulus’ preferred shares converted into common stock and we received one share of Regulus’ common stock for every two shares of Preferred Series A stock that we held at the date of the offering. At December 31, 2012, we owned approximately seven million shares of Regulus’ common stock. We currently own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As a result, in the fourth quarter of 2012, we stopped using the equity method of accounting for our equity investment in Regulus and instead we began accounting for it at fair value which includes a lack of marketability discount because there are restrictions on when we can trade the securities.  In the fourth quarter of 2012, we recorded an $18.4 million gain to reflect the change in our ownership percentage as a result of Regulus’ IPO.  We have reflected this gain in a separate line on our Consolidated Statements of Operations called “Gain on investment in Regulus Therapeutics Inc.”

Summarized financial information for Regulus for the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010 and the balance sheet at December 31, 2011 is as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011	2010
Net revenues	$9,462	$13,789	$8,601
Operating expenses	17,733	20,926	24,099
Loss from operations	(8,271)	(7,137)	(15,498)
Other expense	(2,289)	(259)	(91)
Income tax benefit (expense)	28	(206)	30
Net loss	$(10,532)	$(7,602)	$(15,559)

December 31, 2011
Current assets	$38,666
Non-current assets	4,215
Total assets	$42,881

Current liabilities	$12,850
Non-current liabilities	28,834
Total liabilities	$41,684

Net assets	$1,197

3. Investments

As of December 31, 2012, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2012:

One year or less	56%
After one year but within two years	32%
After two years but within three years	12%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 88 percent of our available-for-sale securities having a maturity of less than two years.

At December 31, 2012, we had an ownership interest of less than 20 percent in each of three private companies and four public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited.  The publicly-traded companies are Antisense Therapeutics Limited, or ATL, iCo Therapeutics Inc., Regulus and Sarepta. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value and record unrealized gains and losses as a separate component of comprehensive loss and include net realized gains and losses in gain (loss) on investments.  In October 2012, Regulus completed an IPO and we now own less than 20 percent of Regulus’ common stock.  In the fourth quarter of 2012, we stopped using the equity method to account for our investment in Regulus and instead we began accounting for it at fair value.  During 2011, we recognized a $4.2 million net gain on investments primarily consisting of the $4.4 million gain we recognized from our ownership interest in Excaliard Pharmaceuticals Inc. when Pfizer Inc. acquired Excaliard. During 2012, we recognized a $1.5 million net gain on investments primarily consisting of a $1.3 million gain for contingent payments we received from Pfizer, Inc. triggered by its decision to advance EXC 001 into a Phase 2 study. See further discussion about our investments in these satellite companies in Note 7, Collaborative Arrangements and Licensing Agreements.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2012	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$113,249	$81	$(9)	$—	$113,321
Debt securities issued by U.S. government agencies	10,100	2	(66)	—	10,036
Debt securities issued by the U.S. Treasury	1,000	1	—	—	1,001
Debt securities issued by states of the United States and political subdivisions of the states	16,560	18	(2)	—	16,576
Total securities with a maturity of one year or less	140,909	102	(77)	—	140,934
Corporate debt securities	80,166	112	(92)	—	80,186
Debt securities issued by U.S. government agencies	8,034	38	—	—	8,072
Debt securities issued by the U.S. Treasury	12,424	27	—	—	12,451
Debt securities issued by states of the United States and political subdivisions of the states	8,306	31	(16)	—	8,321
Total securities with a maturity of more than one year	108,930	208	(108)	—	109,030
Subtotal	$249,839	$310	$(185)	$—	$249,964

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
December 31, 2012	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Current portion (Regulus Therapeutics Inc.)	$15,526	$18,096	$—	$—	$33,622
Current portion (included in Other current assets)	1,579	4,175	—	(880)	4,874
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$17,730	$22,271	$—	$(880)	$39,121
	$267,569	$22,581	$(185)	$(880)	$289,085

	Amortized	Unrealized		Impairment	Estimated
December 31, 2011	Cost	Gains	Losses	Loss	Fair Value
Short-term investments:
Corporate debt securities	$109,842	$13	$(255)	$—	$109,600
Debt securities issued by U.S. government agencies	53,723	35	(5)	—	53,753
Debt securities issued by the U.S. Treasury	2,353	3	—	—	2,356
Debt securities issued by states of the United States and political subdivisions of the states	16,141	4	(3)	—	16,142
Total securities with a maturity of one year or less	182,059	55	(263)	—	181,851
Corporate debt securities	57,632	21	(331)	—	57,322
Debt securities issued by U.S. government agencies	26,754	—	(67)	—	26,687
Debt securities issued by states of the United States and political subdivisions of the states	12,331	19	(23)	—	12,327
Total securities with a maturity of more than one year	96,717	40	(421)	—	96,336
Subtotal	$278,776	$95	$(684)	$—	$278,187

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
December 31, 2011	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Current portion (included in Other current assets)	$1,538	$624	$—	$(880)	$1,282
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Subtotal	$2,163	$624	$—	$(880)	$1,907
	$280,939	$719	$(684)	$(880)	$280,094

Investments we consider to be temporarily impaired at December 31, 2012 are as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	39	$57,997	$(101)
Debt securities issued by U.S. government agencies	1	5,029	(66)
Debt securities issued by states of the United States and political subdivisions of the states	4	9,716	(18)
Total temporarily impaired securities	44	$72,742	$(185)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4. Long-Term Obligations and Commitments

Long-term obligations consisted of the following (in thousands):

	December 31,
	2012	2011
2¾ percent convertible senior notes	$143,990	$—
2 5/8 percent convertible subordinated notes	—	141,448
Long-term financing liability for leased facility	70,550	69,877
Equipment financing arrangement	9,993	5,325
Leases and other obligations	2,288	2,190
Total	$226,821	$218,840
Less: current portion	(4,879)	(3,390)

Total Long-Term Obligations	$221,942	$215,450

Convertible Notes

In August 2012, we completed a $201.3 million convertible debt offering, which raised net proceeds of $194.7 million, after deducting $6.6 million in issuance costs. The $201.3 million convertible senior notes mature in 2019 and bear interest at 2¾ percent, which is payable semi-annually in arrears on April 1 and October 1 of each year.  In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to redeem the entire $162.5 million in principal of our 2 5/8 percent notes at a price of $164.0 million including accrued interest. The $162.5 million convertible subordinated notes had a maturity date of 2027 and bore interest at 2 5/8 percent, which was payable in cash semi-annually.  We recognized a $4.8 million loss as a result of the redemption of the 2 5/8 percent notes.  A significant portion of the loss, or $3.6 million, was non-cash and related to the unamortized debt discount and debt issuance costs and the remainder was related to a $1.2 million early redemption premium we paid to the holders of the 2 5/8 percent notes.

The 2¾ percent notes are convertible at the option of the note holders prior to July 1, 2019 only under certain conditions. On or after July 1, 2019, the notes are initially convertible into approximately 12.1 million shares of common stock at a conversion price of approximately $16.63 per share.  We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing these notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

We did not include the potential effect of the conversion of our convertible notes into our common stock in the computation of diluted net loss per share because the effect would have been anti-dilutive.

We account for our convertible notes using an accounting standard that requires us to assign a value to our convertible debt equal to the estimated fair value of similar debt instruments without the conversion feature, which results in us recording our convertible debt at a discount. We amortize the resulting debt discount as additional non-cash interest expense over the expected life of the debt, or seven years, for both our 2¾ percent notes and 2 5/8 percent notes. Using a combination of the present value of the debt’s cash flows and a Black-Scholes valuation model, we determined that our nonconvertible debt borrowing rate was eight percent and 9.3 percent for the 2¾ percent notes and 2 5/8 percent notes, respectively. At December 31, 2012 the principal and accrued interest payable on the 2¾ percent notes was $202.6 million and the fair value based on quoted market prices was $198.7 million.  Interest expense for the year ended December 31, 2012, 2011 and 2010 included $8.4 million, $8.6 million and $7.8 million, respectively, of non-cash interest expense related to the amortization of the debt discount for our convertible notes.

The following table summarizes information about the equity and liability components of the 2¾ percent and 2 5/8 percent notes, (in thousands):

	December 31,
	2012	2011
	2¾ percent notes	2 5/8 percent notes

Principal amount of convertible notes outstanding	$201,250	$162,500
Unamortized portion of liability component	(57,260)	(21,052)
Long-term debt	$143,990	$141,448

Carrying value of equity component	$59,528	$54,640

Equipment Financing Arrangement

In October 2008, we entered into a loan agreement related to an equipment financing and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent. As of December 31, 2012, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.57 percent and we can borrow up to an additional $6.0 million in principal to finance the purchase of equipment until April 2014. The carrying balance under this loan agreement at December 31, 2012 and 2011 was $10.0 million and $5.3 million, respectively.

Maturity Schedules

Annual debt and other obligation maturities, including fixed and determinable interest, at December 31, 2012 are as follows (in thousands):

2013	$10,824
2014	9,351
2015	7,648
2016	5,594
2017	5,594
Thereafter	213,400
Subtotal	$252,411
Less: current portion	(4,879)
Less: fixed and determinable interest	(40,310)
Less: debt discount	(57,260)
Deferred rent	1,430
Total	$151,392

Operating Leases

We lease certain office equipment as well as office and laboratory space under non-cancelable operating leases with terms through December 2031.  We are located in three buildings in Carlsbad, California and occupy approximately 231,000 square feet of laboratory and office space.  Our facilities include a 176,000 square foot facility that we use for our primary research and development activities, a 28,704 square foot manufacturing facility and a 25,792 square foot building adjacent to our manufacturing facility.  Our 28,704 square foot facility houses manufacturing suites for our drug development business built to meet current Good Manufacturing Practices and our 25,792 square foot facility has laboratory and office space that we use to support our manufacturing activities.  We account for the lease of our 176,000 square foot facility as a financing obligation as discussed below. The lease for our 28,704 square foot manufacturing facility expires in 2031 and has four five-year options to extend.  Under the lease agreement, we have the option to purchase the facility at the end of each year from 2016 through 2020, and at the end of 2026 and 2031. The lease for the 25,792 square foot facility has an initial term ending in June 2021 with an option to extend the lease for up to two five-year periods.

Annual future minimum payments under operating leases as of December 31, 2012 are as follows (in thousands):

Operating Leases
2013	$1,423
2014	1,389
2015	1,332
2016	1,380
2017	1,401
Thereafter	20,578
Total minimum payments	$27,503

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $4.6 million and $4.3 million, respectively.  In connection with certain of our leases, we recognize rent expense on a straight line basis over the lease term resulting in a deferred rent balance of $1.4 million and $1.2 million at December 31, 2012 and 2011, respectively.

Facility Lease Obligation

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P.  Under the lease, BioMed constructed our primary research and development facility in Carlsbad, California. To gain early access to the facility, we agreed to modify our lease with BioMed to accept additional responsibility. As a result, we recorded the costs for the facility as a fixed asset and we also recorded a corresponding liability in our non-current liabilities as a long-term financing obligation. In July 2011, we took possession of the facility. In the third quarter of 2011, we began depreciating the cost of the facility over its economic useful life. At December 31, 2012 and 2011, the facility and associated parcel of land had a net book value of $68.9 million and $71.5 million, respectively, which included $3.2 million and $945,000, respectively, of accumulated depreciation. We will apply our rent payments, which began on January 1, 2012, against the liability over the term of the lease.

In conjunction with the lease agreement with BioMed, we purchased a parcel of land for $10.1 million and subsequently sold it to BioMed.  Since we have the option to purchase the facility, including the land, we have continuing involvement in the land, which requires us to account for the purchase and sale of the land as a financing transaction.  As such, our property, plant and equipment at December 31, 2012 and 2011 included the value of the land.  Additionally, we have recorded a corresponding amount in our non-current liabilities as a long-term financing obligation.  Since land is not a depreciable asset, the value of the land and financing obligation we recorded will not change until we exercise our purchase option or the lease terminates.

The lease on our primary research and development facility expires in 2031 and has four five-year options to extend.  Under the lease agreement, we have the option to purchase the facility and land at the end of each year from 2016 through 2020, and at the end of 2026 and 2031.

Annual future rent payments as of December 31, 2012 for our primary research and development facility are as follows (in thousands):

Future Rent Payments
2013	$5,829
2014	6,179
2015	6,179
2016	6,550
2017	6,550
Thereafter	112,451
Total minimum payments	$143,738

5. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15,000,000 shares of “blank check” Preferred Stock. As of December 31, 2012, there were no shares of our Series A Convertible Exchangeable five percent Preferred Stock or Series B Convertible Exchangeable five percent Preferred Stock outstanding.  We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2012.

Common Stock

At December 31, 2012 and 2011, we had 200,000,000 shares of common stock authorized, of which 101,481,134 and 100,042,976 were issued and outstanding, respectively. As of December 31, 2012, total common shares reserved for future issuance were 23,114,372.

We issued 1,438,000, 646,000 and 475,000 shares of common stock for stock option exercises and the Employee Stock Purchase Plan (“ESPP”) purchases during the years ending December 31, 2012, 2011 and 2010, respectively. We received net proceeds from these transactions of $9.5 million, $3.6 million and $4.4 million in 2012, 2011 and 2010, respectively.

Stock Option Plans

1989 Stock Option Plan

In June 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 20,000,000 shares of common stock to our employees, directors, and consultants.  The plan expires in January 2014. The 1989 Plan does not allow us to grant stock bonuses or restricted stock awards and prohibits us from repricing any options outstanding under the plan unless our stockholders approve the repricing. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter. Options we granted after May 26, 2004 have a term of seven years while options we granted before May 26, 2004 have a term of ten years. At December 31, 2012, a total of 8,105,367 options were outstanding, of which options to purchase 4,972,040 shares were exercisable, and 1,747,698 shares were available for future grant under the 1989 plan.

2000 Broad Based Equity Incentive Plan

In January 2000, we adopted the 2000 Broad-Based Equity Incentive Plan (the “2000 Plan”), which, as amended, provided for the issuance of non-qualified stock options for the purchase of up to 5,990,000 shares of common stock to our employees, directors, and consultants. Typically options expire seven or ten years from the date of grant. Options granted under this plan generally vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably thereafter.  At December 31, 2012, a total of 2,116,621 options were outstanding, of which 2,077,357 shares were exercisable, and no shares were available for future grant under the 2000 Plan.  The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

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

2011 Equity Incentive Plan

In March 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards.  The plan provides for the purchase of up to 2,000,000 shares of our common stock for issuance to our employees, directors, and consultants.  The plan expires in June 2021. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action.  Currently we anticipate awarding only options and restricted stock units awards to our employees, directors and consultants.  Under the 2011 Plan, stock options cannot vest in a period of less than two years and restricted stock unit awards cannot vest in a period of less than three years.  We granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four year period.  At December 31, 2012, a total of 182,353 options were outstanding, no shares were exercisable, and 1,817,647 shares were available for future grant under the 2011 Plan.

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

2002 Non-Employee Directors’ Stock Option Plan

In September 2001, our Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors’ Stock Option Plan, which provides for the issuance of non-qualified stock options and restricted stock units to our non-employee directors. The name of the resulting plan is the 2002 Non-Employee Directors’ Stock Option Plan (the “2002 Plan”).  The 2002 Plan provides for the purchase of up to 1,200,000 shares of our common stock to our non-employee directors.  Options under this plan expire ten years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2012, a total of 607,500 options were outstanding, 432,500 of the shares issued were exercisable and 367,000 shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In June 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the 2000 ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder.  In each of the subsequent years, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 2,274,596 million shares authorized in the plan as of December 31, 2012.  The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10 percent of each employee’s compensation) at the lower of 85 percent of fair market value at the beginning of the purchase period or the end of each six-month purchase period.  Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase beginning with the offering ending in January 1, 2010.  During 2012, employees purchased and we issued to employees 124,001 shares under the ESPP at $6.13 per share. At December 31, 2012, 217,087 shares were available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity for the year ended December 31, 2012 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2011	10,722	$11.39
Granted	1,775	$7.92
Exercised	(1,287)	$6.74
Cancelled/forfeited/expired	(387)	$13.43

Outstanding at December 31, 2012	10,823	$11.30	3.65	$9,194

Exercisable at December 31, 2012	7,482	$12.27	2.78	$3,712

The weighted-average estimated fair values of options granted were $3.55, $4.85 and $5.53 for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $7.6 million, $686,000 and $905,000, respectively, which we determined as of the date of exercise. The amounts of cash received from the exercise of stock options were $8.7 million, $2.8 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the weighted-average fair value of options exercised was $12.61. As of December 31, 2012, total unrecognized compensation cost related to non-vested stock-based compensation plans was $5.5 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.1 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2011	—	$—
Granted	193	$8.37
Vested	—	$—
Cancelled/forfeited	(5)	$8.42

Non-vested at December 31, 2012	188	$8.37

The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the twelve months ended December 31, 2012 was $8.22 and $12.94 per RSU, respectively.  As of December 31, 2012, total unrecognized compensation cost related to RSUs was $1.3 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 3.1 years.

Stock-based Valuation and Compensation Expense Information

The following table summarizes stock-based compensation expense for the year ended December 31, 2012, 2011 and 2010 (in thousands), which was allocated as follows:

	Year Ended December 31,
	2012	2011	2010
Research and development	$7,246	$8,527	$10,148
General and administrative	1,325	1,318	2,011
Total	$8,571	$9,845	$12,159

Determining Fair Value

Valuation.  We measure stock-based compensation expense for equity-classified awards, principally related to stock options, RSUs, and stock purchase rights under the ESPP at the grant date, based on the estimated fair value of the award and we recognize the expense over the employee’s requisite service period. We value RSUs based on the market price of our common stock on the date of grant.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns.  We recognize compensation expense for stock options granted, RSUs, and stock purchase rights under the ESPP using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

For the years ended December 31, 2012, 2011 and 2010, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	December 31,
	2012	2011	2010
Risk-free interest rate	1.1%	2.3%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	50.7%	52.4%	55.5%
Expected life	5.1 years	5.3 years	5.1 years

Board of Director Stock Options:

	December 31,
	2012	2011	2010
Risk-free interest rate	1.3%	2.9%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	51.3%	52.8%	57.7%
Expected life	7.6 years	7.8 years	7.8 years

ESPP:

	December 31,
	2012	2011	2010
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility	44.5%	34.9%	47.8%
Expected life	6 months	6 months	6 months

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

6. Income Taxes

We have net deferred tax assets relating primarily to net operating loss carryforwards, or NOL’s, and research and development tax credit carryfowards.  Subject to certain limitations, we may use these deferred tax assets to offset taxable income in future periods.  Since we have a history of losses and the likelihood of future profitability is not assured, we have provided a full valuation allowance for the deferred tax assets in our balance sheet as of December 31, 2012.  If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During 2012, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, we recorded a $9.1 million tax benefit in continuing operations and a $9.1 million tax expense in other comprehensive income for the year ended December 31, 2012.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 1994 and forward are subject to examination by the U.S. tax authorities and our tax years for 1989 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Our tax years for 2006 and 2007 are currently being audited by California’s Franchise Tax Board, or FTB.  We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.  In 2012, the California FTB completed its audit of our 2001 and 2002 tax years, which did not result in a material adjustment on our financial statements.

The provision for income taxes on income from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:

Federal	$—	$—	$(73)
State	2	11	165
Total current	2	11	92
Deferred:

Federal	(7,827)	—	—
State	(1,284)	—	—
Foreign	—	—	—
Total deferred	(9,111)	—	—

Income Tax Expense (Benefit)	$(9,109)	$11	$92

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory U.S. tax rate is as follows (in thousands):

	Year Ended December 31,
	2012		2011		2010

Pre tax loss	$(74,587)		$(84,790)		$(61,251)

Statutory rate	(26,105)	35.0%	(29,677)	35.0%	(21,438)	35.0%
State income tax net of federal benefit	(4,284)	5.7%	(4,870)	5.7%	(3,518)	5.7%
Net change in valuation allowance	25,269	(33.9)%	41,136	(48.5)%	26,869	(43.9)%
Gain on Investment in Regulus Therapeutics, Inc.	(6,353)	8.5%	—	—	—	—
Tax credits	806	(1.1)%	(4,202)	5.0%	(3,175)	5.2%
Noncontrolling interest	—	—	1,448	(1.7)%	908	(1.5)%
Deferred tax true-up	839	(1.1)%	(4,236)	5.0	—	—
Other	719	(0.9)%	412	(0.5)%	446	(0.7)%
Effective rate	$(9,109)	12.2%	$11	(0.0)%	$92	(0.2)%

Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryovers	$244,539	$195,399
R&D credits	46,928	44,970
Capitalized R&D	22,223	23,212
Deferred revenue	7,285	20,541
Accrued restructuring	3,605	10,888
Other	18,931	25,606
Total deferred tax assets	$343,511	$320,616

Deferred Tax Liabilities:
Convertible debt	$(23,322)	$(9,426)
Intangible and capital assets	(6,784)	(3,702)
Net deferred tax asset	$313,405	$307,488
Valuation allowance	(313,405)	(307,488)

Net deferreds	$—	$—

The deferred tax assets and liabilities shown above do not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include non-qualified stock options and incentive stock options we issued. We will increase stockholders’ equity by approximately $10.6 million if and when we ultimately realize such deferred tax assets. We use tax return ordering for purposes of determining when excess tax benefits have been realized.

At December 31, 2012, we had federal and California tax net operating loss carryforwards of approximately $636.9 million and $561.2 million, respectively. The Federal and California tax loss carryforwards will expire at various dates starting in 2014, unless we use them before then. We also have federal and California research and development tax credit carryforwards of approximately $44.2 million and $18.4 million, respectively. The Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless we use them prior to expiration. The California research and development tax credit carryforwards are available indefinitely. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and the shorter carryforward periods related to the state loss carryforwards.

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

Reconciliation of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance of unrecognized tax benefits	$9,834	$8,968	$—
Decrease for prior period tax positions	(174)	(97)	—
Increase for prior period tax positions	791	—	8,231
Increase for current period tax positions	421	963	737
Ending balance of unrecognized tax benefits	$10,872	$9,834	$8,968

The balance of unrecognized tax benefits at December 31, 2012 of $10.9 million are tax benefits that, if we recognize them, would not impact our effective tax rates as long as they remain subject to a full valuation allowance.  At December 31, 2012, there was no effect on the deferred tax assets and corresponding valuation allowance resulting from unrecognized tax benefits.  We have not recognized any accrued interest and penalties related to unrecognized tax benefits during the year ended December 31, 2012 due to our NOL and research credit carryforwards. We do not foresee any material changes to unrecognized tax benefits within the next twelve months.  We recognize interest and/or penalties related to income tax matters in income tax expense.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in the Company’s estimated annual effective tax rate until 2013.

7. Collaborative Arrangements and Licensing Agreements

Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  The agreement includes $31 million in upfront and near-term payments, comprising a $25 million payment we received in December 2012 and a $6 million payment we are eligible to receive in the second quarter of 2013 assuming the research program is continuing.  We are also eligible to receive milestone payments, license fees and double-digit royalties on any product sales of drugs resulting from this collaboration.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx for the treatment of cancer and a preclinical program, ISIS-AZ1Rx, and an option to license up to three drugs we expect to develop under a separate research program.

We are currently conducting a focused clinical study of ISIS-STAT3Rx in patients with advanced cancer.  We are responsible for completing the ongoing clinical study and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. We have the potential to receive up to $75 million in milestone payments over the next two years, including the potential to receive up to a $50 million milestone payment subject to meeting pre-agreed efficacy and safety criteria in the ongoing ISIS-STAT3Rx study.  If AstraZeneca successfully develops drugs under all three programs, we could receive substantive milestone payments of more than $980 million, including up to $325.5 million for the achievement of development milestones and up to $655 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $10 million if AstraZeneca accepts ISIS-AZ1Rx as the second development candidate in our collaboration.

During 2012, we earned revenue of $9.3 million from the $25 million upfront payment we received from AstraZeneca in December 2012, which represented nine percent of our total revenue for that period. Our balance sheet at December 31, 2012 included deferred revenue of $15.7 million related to our relationship with AstraZeneca.

Biogen Idec

We have established three strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise.  In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA. Under the terms of the agreement, we received an upfront payment of $29 million and are eligible to receive up to $45 million in substantive milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing.  We are responsible for developing ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  We are also eligible receive up to $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive up to double-digit royalties on any product sales of ISIS-SMNRx.  We will earn the next milestone payment of $18 million if we initiate the Phase 2/3 study for ISIS-SMNRx.

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  Under the terms of the agreement, we received an upfront payment of $12 million and are eligible to receive up to $59 million in substantive milestone payments associated with the development of the DMPK-targeting drug prior to licensing. We are responsible for global development of the drug through the completion of Phase 2 clinical trials.  Biogen Idec has the option to license the drug through the completion of the Phase 2 trial.  We are also eligible to receive up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive up to double-digit royalties on any product sales of the drug. We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for our DMPK program.

In December 2012, we and Biogen Idec entered into a third and separate collaboration to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of the drugs through the completion of the initial Phase 2 clinical study.  Biogen Idec has the option to license a drug from each of the three programs through the completion of Phase 2 studies. Under the terms of the agreement, we received an upfront payment of $30 million and are eligible to receive development milestone payments to support research and development of each program including a $10 million milestone payment per program upon initiation of an IND-enabling toxicology study.  We are also eligible to receive up to another $200 million in a license fee and regulatory milestone payments per program including up to $130 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive double-digit royalties on any product sales of drugs resulting from each of the three programs.  We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

During 2012, we earned revenue of $8.5 million from our relationships with Biogen Idec, which represented eight percent of our total revenue for that period.  Our balance sheet at December 31, 2012 included deferred revenue of $62.6 million related to the upfront payments.

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

During 2012, 2011 and 2010, we earned revenue of $290,000, $2.4 million and $12.2 million, respectively, from Bristol-Myers Squibb, which represented less than one percent, two percent and 11 percent, respectively, of our total revenue for those years.  Our balance sheets at both December 31, 2012 and 2011 included deferred revenue of $126,000 related to our relationship with Bristol-Myers Squibb.

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

During 2012, 2011 and 2010, we did not earn any revenue from our relationship with Eli Lilly and Company.

Genzyme Corporation, a Sanofi company

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing and co-development of KYNAMRO. The license and co-development agreement provides Genzyme with exclusive worldwide rights for all therapeutic purposes to our patents and know-how related to KYNAMRO, including the key product related patents and their foreign equivalents pending or granted in various countries outside the United States, including in the European Union via the European Patent Convention, Japan, Canada, Australia, South Africa and India.  In addition, we agreed that we would not develop or commercialize another oligonucleotide-based compound designed to modulate apo-B by binding to the messenger RNA, or mRNA, encoding apo-B, throughout the world.

The transaction included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. In May 2012, we earned a $25 million milestone payment from Genzyme when the FDA accepted the NDA for KYNAMRO and in January 2013 we earned an additional $25 million milestone payment when the NDA was approved.  We may also receive over $1.5 billion in substantive milestone payments if Genzyme achieves pre-specified events, including up to $700 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could earn under our agreement with Genzyme is $25 million upon the earlier of an NDA Approval for the use of KYNAMRO to treat patients who have heterozygous FH or annual net revenue equals or exceeds $250 million in a calendar year.

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  We agreed to supply the drug substance for KYNAMRO for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO, including the initial commercial launch supply, and Genzyme will be responsible for the long term supply of KYNAMRO drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO.  In 2011, we satisfied our development funding obligation.  As such, we and Genzyme shared development expenses equally in 2012.  Our shared funding of development expenses will end when KYNAMRO is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During 2012, 2011 and 2010, we earned revenue of $67.6 million, $72.3 million and $66.9 million, respectively, from our relationship with Genzyme, which represented 66 percent, 73 percent and 62 percent, respectively, of our total revenue for those years.  Our balance sheets at December 31, 2012 and 2011 included deferred revenue of $3.8 million and $27.7 million, respectively, related to our relationship with Genzyme.

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

Under the terms of the original agreement, which includes five programs in addition to the transthyretin, or TTR, program, we are eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept.  GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and will be responsible for all further development and commercialization.  In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012, and we received a $7.5 million milestone payment in February 2013 when we initiated the Phase 2/3 clinical study for ISIS-TTRRx.  We have already received $17.5 million in milestone payments from GSK related to the development of ISIS-TTRRx, including the $7.5 million milestone payment we received in February 2013.  We are also eligible to earn an additional $50 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, GSK has increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx achieve registration and meet certain sales thresholds.

Under the terms of the amended agreement, if GSK successfully develops all six programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.3 billion, including up to $231.5 million for the achievement of development milestones, up to $594.5 million for the achievement of regulatory milestones and up to $545 million for the achievement of commercialization milestones.  We will earn the next milestone payment of $2 million upon dosing the 10th patient in the Phase 2/3 clinical study for ISIS-TTRRx. In addition, we are eligible to receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

During 2012, 2011 and 2010, we earned revenue of $8.2 million, $17.7 million and $10.3 million, respectively, from our relationship with GSK, which represented eight percent, 18 percent and nine percent, respectively, of our total revenue for those years.  Our balance sheets at December 31, 2012 and 2011 included deferred revenue of $19.9 million and $25.3 million, respectively, related to the upfront and expansion payments.

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

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  Since early 2009, we have received $3 million from Achaogen, $500,000 which was in Achaogen securities, as Achaogen has advanced plazomicin in development. In addition, assuming Achaogen successfully develops and commercializes the first two drugs under our agreement, we may receive payments totaling up to $46.3 million for the achievement of key clinical, regulatory and sales events. We are eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.  During 2012 and 2011, we did not earn any revenue from our relationship with Achaogen.  During 2010, we earned $2 million in revenue from our relationship with Achaogen, which does not include any revenue from the equity we received from Achaogen.  At December 31, 2012 and 2011, we owned less than 10 percent of Achaogen’s equity.

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

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize ssRNAi therapeutics and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam’s technology, we will pay Alnylam milestone payments and royalties. For each drug, the potential milestone payments to Alnylam total $3.4 million, which we will pay if we achieve specified development and regulatory events. As of December 31, 2012, we did not have an RNAi-based drug in clinical development. Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-targeting drug discovery.

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

In 2012, we earned $2.7 million in sublicense revenue when Alnylam licensed our technology to Monsanto Company and Genzyme. In addition, we have the potential to receive a portion of future milestone payments and royalty payments from these licenses.  As of December 31, 2012, we have earned a total of $48.1 million from Alnylam resulting from licenses of our technology for the development of RNAi therapeutics and technology that we granted to Alnylam and Alnylam has granted to its partners.  During 2012, 2011 and 2010, we earned revenue from our relationship with Alnylam totaling $2.7 million, $375,000 and $10.3 million, respectively, which represented three percent, less than one percent and nine percent, respectively, of our total revenue for those years.

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

In addition to ATL1102, ATL is currently developing ATL1103 for growth and sight disorders. ATL1103 is a product of our joint antisense drug discovery and development collaboration.  Over the last three years, ATL has raised approximately $8 million that it is using to advance ATL1103.  ATL pays us for access to our antisense expertise and for research and manufacturing services we may provide to ATL.  In October 2009, we agreed to manufacture ATL1103 drug product for ATL in return for 18.5 million shares of ATL’s common stock.  We are eligible to receive royalties on sales of ATL1102 and ATL1103.  We may also receive a portion of the fees ATL receives if it licenses ATL1102 or ATL1103.

At December 31, 2012 and 2011, we owned less than 10 percent of ATL’s equity.  During 2012, we did not earn any revenue from our relationship with ATL.  During 2011 and 2010, we earned revenue of $210,000, and $35,000, respectively, from our relationship with ATL.

Atlantic Pharmaceuticals Limited, formerly Atlantic Healthcare (UK) Limited

In March 2007, we licensed alicaforsen to Atlantic Pharmaceuticals, a UK-based specialty pharmaceutical company founded in 2006, which is developing alicaforsen for the treatment of ulcerative colitis, or UC, and other inflammatory diseases. Atlantic Pharmaceuticals is initially developing alicaforsen for pouchitis, a UC indication, followed by UC and other inflammatory diseases. In exchange for the exclusive, worldwide license to alicaforsen, we received a $2 million upfront payment from Atlantic Pharmaceuticals in the form of equity.  In September 2010, we participated in Atlantic Pharmaceuticals’ financing by agreeing to sell to Atlantic Pharmaceuticals alicaforsen drug substance in return for shares of Atlantic Pharmaceuticals’ common stock.  At December 31, 2012 and 2011, we owned approximately 11 percent of Atlantic Pharmaceuticals’ equity.  Because realization of the upfront equity payment is uncertain, we recorded a full valuation allowance.

Under the agreement, we could receive substantive milestone payments totaling up to $1.4 million for the achievement of regulatory milestones for multiple indications.  We will earn the next milestone payment of $600,000 if Atlantic Pharmaceuticals submits an NDA for alicaforsen with the FDA.  Atlantic Pharmaceuticals is solely responsible for the continued development of alicaforsen.  In 2010, Atlantic Pharmaceuticals began supplying alicaforsen under international Named Patient Supply regulations for patients with inflammatory bowel disease, or IBD, for which we are receiving royalties.  Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen. During 2012, we earned $3,000 from our relationship with Atlantic Pharmaceuticals and during 2011 and 2010 we did not earn any revenue from our relationship with Atlantic Pharmaceuticals.

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

In December 2011, Pfizer Inc. acquired Excaliard.  To date, we have received $5.7 million and we are eligible to receive up to an additional $8.3 million in contingent payments upon achievement of various milestones associated with the clinical and commercial progress of EXC 001. In addition, we continue to be eligible for milestone and royalty payments under our licensing agreement for EXC 001. Assuming Pfizer Inc. successfully develops and commercializes EXC 001, we may receive substantive milestone payments totaling up to $47.7 million for the achievement of key development and regulatory milestones, including up to $7.7 million for the achievement of development milestones and up to $40 million for the achievement of regulatory milestones. We will earn the next milestone payment of $1.5 million upon initiation of a Phase 3 study for EXC 001. We are eligible to receive royalties on any product sales of EXC 001.

At December 31, 2012, we owned no equity in Excaliard. During 2012 and 2011, we received $1.3 million and $4.4 million, respectively, from Pfizer Inc. in payments related to the acquisition of Excaliard, which we recorded as a gain on investments.  We did not earn any revenue during 2012 and 2011 and during 2010 we earned revenue of $3,000 from our relationship with Excaliard.

iCo Therapeutics Inc.

In August 2005, we granted a license to iCo for the development and commercialization of iCo-007.  iCo is developing iCo-007 for the treatment of various eye diseases caused by the formation and leakage of new blood vessels such as diabetic macular edema and diabetic retinopathy and is currently evaluating it in a Phase 2 study in patients with diabetic retinopathy.  We received a $500,000 upfront fee from iCo and may receive substantive milestone payments totaling up to $48.4 million for the achievement of development and regulatory milestones for multiple indications, including up to $7.9 million for the achievement of development milestones and up to $40.5 million for the achievement of regulatory milestones.  We will receive the next milestone payment of $4 million if iCo initiates a Phase 3 study for iCo-007.  In addition, we are eligible to receive royalties on any product sales of iCo-007. Under the terms of the agreement, iCo is solely responsible for the development and commercialization of the drug.  Over the course of our relationship, iCo has paid us in a combination of cash, common stock and convertible notes.  As a result, our ownership in iCo at December 31, 2012 and 2011 was approximately nine percent and 12 percent, respectively.  During 2012 we did not earn any revenue from our relationship with iCo and during 2011 and 2010 we earned $7,000 in each period from our relationship with iCo.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize custirsen, formerly OGX-011, an anti-cancer antisense drug that targets clusterin.  In July 2008, we and OncoGenex amended the co-development agreement pursuant to which OncoGenex became solely responsible for the costs, development and commercialization of custirsen.  In exchange, OncoGenex agreed to pay us royalties on sales of custirsen and to share consideration it receives from licensing custirsen to a third party, except for consideration OncoGenex receives for the fair market value of equity and reimbursement of research and development expenses.

Under the amended agreement, we assigned to OncoGenex our rights in the patents claiming the composition and therapeutic methods of using custirsen and granted OncoGenex a worldwide, nonexclusive license to our know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen.  The key product-related patent that we assigned to OncoGenex was U.S. Patent number 6,900,187 having an expiration date of at least 2020; and the key core antisense technology patents we licensed OncoGenex are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan.  In addition, we agreed that so long as OncoGenex or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, we will not research, develop or commercialize an antisense compound designed to modulate clusterin.  The amended agreement will continue until OncoGenex or its commercialization partner is no longer developing or commercializing custirsen or until we terminate the agreement for OncoGenex’s uncured failure to make a payment required under the agreement.

In December 2009, OncoGenex granted Teva the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, with OncoGenex having an option to co-promote custirsen in the United States and Canada, for which we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in payments OncoGenex may receive from Teva in addition to royalties on any product sales of custirsen ranging between 3.88 percent and seven percent.  Under the agreement, this royalty is due on a country- by-country basis until the later of ten years following the first commercial sale of custirsen in the relevant country, and the expiration of the last patent we assigned or licensed to OncoGenex that covers the making, using or selling of custirsen in such country.

To facilitate the execution and performance of OncoGenex’s agreement with Teva, we and OncoGenex amended our license agreement primarily to give Teva the ability to cure any future potential breach by OncoGenex under our agreement.  As part of this amendment, OncoGenex agreed that if OncoGenex is the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell custirsen, then a payment of $20 million will be due and payable to us 21 days following the first commercial sale of the product in the United States. Any non-royalty payments OncoGenex previously paid to us are creditable towards the $20 million payment, so as a result of the $10 million payment we received from OncoGenex related to its license to Teva, the remaining amount owing in the event of a change of control as discussed above is a maximum of $10 million.

In August 2003, we and OncoGenex entered into a separate collaboration and license agreement for the development of a second-generation antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $750,000 of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us substantive milestone payments totaling up to $3.5 million for the achievement of development and regulatory milestones, including up to $1.5 million for the achievement of development milestones and up to $2 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of OGX-225. As of December 31, 2012, OncoGenex had not achieved any milestone events related to OGX-225. We will earn the next milestone payment of $500,000 if OncoGenex initiates a Phase 2 study for OGX-225.

In January 2005, we entered into a further agreement with OncoGenex to allow for the development of an additional second-generation antisense anti-cancer drug. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. In April 2005, OncoGenex selected OGX-427 to develop under the collaboration. OncoGenex will pay us substantive milestone payments totaling up to $5.8 million for the achievement of key development and regulatory milestones, including up to $1.3 million for the achievement of development milestones and up to $4.5 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of the drug.  In January 2011, we earned a $750,000 milestone payment related to OncoGenex’s Phase 2 trial in men with metastatic prostate cancer. We will earn the next milestone payment of $1.3 million if OncoGenex initiates a Phase 3 study for OGX-427.

During 2011, we earned $750,000 in revenue from our relationship with OncoGenex. During 2012 and 2010, we did not earn any revenue from our relationship with OncoGenex.

Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam’s technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics.  Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either by itself or with a partner.

We and Alnylam co-founded Regulus and we each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, and certain early fundamental patents in the microRNA field.  Under this agreement, we are eligible to receive fees and/or royalty payments on microRNA therapeutic products that Regulus or its partners develop.  In October 2012 Regulus completed an IPO, in which we participated by purchasing $3 million of Regulus’ common stock at the offering price. We remain a significant shareholder with approximately seven million shares.  We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  In the fourth quarter of 2012 we stopped using the equity method of accounting for our investment in Regulus and instead we began accounting for our investment at fair value.  In the fourth quarter of 2012, we recorded an $18.4 million gain to reflect the change in our ownership percentage as a result of Regulus’ IPO.

Regulus has successfully developed strategic partnerships with partners like Sanofi, GSK, Biogen Idec and AstraZeneca. We benefit from Regulus’ strategic partnerships because we have the potential to receive a portion of future milestone payments and royalty payments. For example, under Regulus’ strategic partnership with Sanofi, we and Alnylam each received 7.5 percent, or $1.9 million, of the $25 million upfront payment and are eligible to receive 7.5 percent of all future milestone payments, in addition to royalties on any product sales.  During 2012 and 2011, we did not earn any revenue from our relationship with Regulus.  In 2010, we earned $1.9 million from our relationship with Regulus.

Xenon Pharmaceuticals Inc.

In November 2010, we established a collaboration with Xenon to discover and develop antisense drugs as novel treatments for the common disease anemia of inflammation, or AI. AI is the second most common form of anemia worldwide and physicians associate a wide variety of conditions including infection, cancer and chronic inflammation with AI.  We received an upfront payment in the form of a convertible promissory note from Xenon to discover and develop antisense drugs to the targets hemojuvelin and hepcidin.  In May 2012, Xenon selected XEN701, a drug targeting the hepcidin-hemojuvelin pathway, as a development candidate. Xenon may take an exclusive license for the development and worldwide commercialization of XEN701. Under our collaboration agreement with Xenon we may receive up to $296 million in substantive milestone payments for the achievement of pre-specified milestone events that are met by two independent products, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  In addition, we are eligible to receive royalties on future product sales of XEN701 and a portion of sublicense revenue. We will earn the next milestone payment of $3 million if Xenon initiates a Phase 2 clinical trial for XEN701.

In August 2012, we and Xenon entered into a separate collaboration to discover and develop an antisense drug targeting sodium channel, voltage-gated, type IX, alpha subunit, or SCN9A. Under our collaboration, we obtained exclusive and non-exclusive licenses to certain Xenon patent rights related to SCN9A.  Xenon has the option to license a drug targeting SCN9A through identification of a development candidate.  If Xenon exercises its option, Xenon will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.  In addition to a license fee, we may receive up to $177 million in substantive milestone payments upon the achievement of pre-specified events, including up to $22 million for the achievement of development milestones, up to $85 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones.  In addition, we are eligible to receive royalties on future product sales of SCN9A and a portion of sublicense revenue. We will earn the next milestone payment of $5 million when Xenon completes studies that are sufficient to support filing an IND for an antisense drug targeting the SCN9A gene.

During 2012 and 2011, we earned revenue of $84,000 and $80,000, respectively, from our relationship with Xenon. During 2010 we did not earn any revenue from our relationship with Xenon.

External Project Funding

CHDI Foundation, Inc.

In August 2011, we renewed our collaboration with CHDI, which we initially entered into in November 2007, to provide us with funding for the discovery and development of an antisense drug for the treatment of Huntington’s disease.  CHDI’s funding builds upon an earlier successful collaboration between us and CHDI, in which CHDI funded proof-of-concept studies that demonstrated the feasibility of using antisense drugs to treat Huntington’s disease.  Under the terms of the new collaboration, we will receive funding from CHDI to identify and conduct IND-enabling studies on an antisense drug targeting the huntingtin gene.  If we grant a license to a third party to commercialize our Huntington’s disease program, we and CHDI will evenly split the proceeds from the license until CHDI has recouped its funding together with a return determined at a predefined interest rate.  Thereafter, we will keep the full amount of any additional proceeds.  In addition, CHDI reimbursed us for approximately $1.6 million of research-related expenses we incurred after the earlier collaboration ended in 2010, which we are amortizing over the period of our performance obligation. During 2012, and 2011, we earned revenue of $2.0 million and $2.4 million, respectively, from our relationship with CHDI. In 2010, we did not earn any revenue from our relationship with CHDI.  Our balance sheets at December 31, 2012 and 2011 included deferred revenue of $229,000 and $568,000, respectively, related to our relationship with CHDI.

The Ludwig Institute; Center for Neurological Studies

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

Technology and Intellectual Property Sale and Licensing Agreements

Out-Licensing Arrangements; Royalty Sharing Agreements; Sales of IP

Abbott Molecular Inc.

In January 2009, we sold our former subsidiary, Ibis Biosciences, to Abbott Molecular Inc., or AMI, pursuant to a stock purchase agreement for a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, AMI will pay us earn out payments equal to a percentage of Ibis’ revenue related to sales of Ibis systems, including instruments, assay kits and successor products, from the date of the acquisition closing through December 31, 2025.  The earn out payments will equal five percent of Ibis’ cumulative net sales over $140 million and up to $2.1 billion, and three percent of Ibis’ cumulative net sales over $2.1 billion.  AMI may reduce these earn out payments from five percent to as low as 2.5 percent and from three percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  During 2012, 2011 and 2010 we did not earn any revenue from our relationship with AMI.

Eyetech Pharmaceuticals, Inc. (acquired by Valeant Pharmaceuticals International, Inc.)

In December 2001, we licensed to Eyetech certain of our patents necessary for Eyetech to develop, make and commercialize Macugen, a non-antisense drug for use in the treatment of ophthalmic diseases.  Eyetech markets Macugen in the United States and Pfizer Inc. markets the drug outside of the United States.  In February 2012, Eyetech was acquired by Valeant Pharmaceuticals International, Inc.  Eyetech paid us a $2 million upfront fee and agreed to pay us for the achievement of pre-specified events and royalty payments in exchange for non-exclusive, worldwide rights to the intellectual property licensed from us.  During 2004, we earned $4 million in payments, and our license with Eyetech may also generate additional payments aggregating up to $2.8 million for the achievement of specified regulatory events with respect to the use of Macugen for each additional therapeutic indication.  In 2012, 2011 and 2010, we earned $499,000, $790,000 and $567,000, respectively, of revenue related to royalties for Macugen under our license to Eyetech.

Roche Molecular Systems

In October 2000, we licensed some of our novel chemistry patents to Roche Molecular Systems, a business unit of Roche Diagnostics, for use in the production of Roche Molecular Systems’ diagnostic products. The royalty-bearing license grants Roche Molecular Systems non-exclusive worldwide access to some of our proprietary chemistries in exchange for initial and ongoing payments from Roche Molecular Systems to us. In April 2011, we expanded our relationship with Roche Molecular Systems by granting Roche Molecular Systems a non-exclusive license to additional technology for research and diagnostic uses.  During 2012, 2011 and 2010, we earned revenue of $1.0 million, $828,000 and $1.8 million, respectively, from our relationship with Roche Molecular Systems.  Our balance sheets at December 31, 2012 and 2011 included deferred revenue of $400,000 and $300,000, respectively, related to our agreements with Roche Molecular Systems.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera’s antisense chemistry and delivery technology related to our second generation antisense drugs and to double-stranded siRNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense its technologies to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of ribonuclease H, or RNase H, patents.  During 2012, 2011 and 2010 we earned revenue of $10,000, $10,000 and $20,000, respectively, from our relationship with Idera.

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

8. Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10 percent or more of our total revenue, was as follows:

	2012	2011	2010
Partner A	66%	73%	62%
Partner B	0%	2%	11%
Partner C	8%	18%	9%

Contract receivables from four significant partners comprised approximately 83 percent of our contract receivables at December 31, 2012 and contract receivables from one significant partner comprised approximately 85 percent of our contract receivables at December 31, 2011.

9. Employment Benefits

We have an employee 401(k) salary deferral plan, covering all employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit ($17,000 and $22,500 in 2012 for employees under 50 years old and over 50 years old, respectively). We made approximately $529,000, $487,000 and $449,000 in matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Legal Proceedings

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

On December 28, 2012, a lawsuit was filed against us and certain of our officers on behalf of a class of purchasers of our common stock. The lawsuit sought unspecified monetary damages and generally included allegations that we and certain of our officers violated laws by conditioning investors to believe KYNAMRO would receive US FDA approval for HoFH through materially false and misleading statements regarding KYNAMRO’s safety and efficacy. On February 4, 2013, this case was voluntarily withdrawn without prejudice.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 Quarters
Revenue	$23,235	$47,340	$11,601	$19,873
Operating expenses	41,690	43,644	39,647	45,992
Income (loss) from operations	(18,455)	3,696	(28,046)	(26,119)
Net loss	$(23,995)	$(1,207)	$(37,639)	$(2,637)
Basic and diluted net loss per share (1)	$(0.24)	$(0.01)	$(0.37)	$(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarters
Revenue	$21,147	$24,823	$20,713	$32,403
Operating expenses	37,255	38,883	43,029	51,019
Loss from operations	(16,108)	(14,060)	(22,316)	(18,616)
Net loss	$(19,994)	$(17,889)	$(26,882)	$(20,036)
Basic and diluted net loss per share (1)	$(0.20)	$(0.18)	$(0.27)	$(0.20)

(1)                                 We computed net loss per share independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

12. Subsequent Events

In January 2013, we earned a $25 million milestone payment from Genzyme when KYNAMRO was approved for marketing in the United States by the FDA for the treatment of patients with HoFH.  In February 2013, we earned a $7.5 million milestone payment from GSK when we initiated the Phase 2/3 clinical study for ISIS-TTRRx.