Form 10-Q
period 2013-06-30
ISIS PHARMACEUTICALS INC
filed 2013-08-06
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of voting common stock outstanding as of August 1, 2013 was 115,307,756.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO™ is a trademark of Genzyme Corporation

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296,540	$124,482
Short-term investments	294,212	249,964
Contracts receivable	2,024	522
Inventories	8,309	6,121
Investment in Regulus Therapeutics Inc.	62,190	33,622
Other current assets	5,786	8,727
Total current assets	669,061	423,438
Property, plant and equipment, net	88,312	91,084
Licenses, net	5,528	6,579
Patents, net	20,149	18,646
Deposits and other assets	5,601	5,939
Total assets	$788,651	$545,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,461	$10,239
Accrued compensation	7,031	7,878
Accrued liabilities	16,514	15,401
Accrued income taxes	8,727	—
Current portion of long-term obligations	4,853	4,879
Current portion of deferred contract revenue	40,409	35,925
Total current liabilities	86,995	74,322
Long-term deferred contract revenue	75,184	66,656
2 3/4 percent convertible senior notes	147,099	143,990
Long-term obligations, less current portion	7,382	7,402
Long-term financing liability for leased facility	70,910	70,550
Total liabilities	387,570	362,920
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 114,291,999 and 101,481,134 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	114	102
Additional paid-in capital	1,292,745	1,077,150
Accumulated other comprehensive gain	26,986	12,480
Accumulated deficit	(918,764)	(906,966)
Total stockholders’ equity	401,081	182,766
Total liabilities and stockholders’ equity	$788,651	$545,686

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Research and development revenue under collaborative agreements	$37,615	$47,140	$79,535	$68,957
Licensing and royalty revenue	477	200	1,916	1,618
Total revenue	38,092	47,340	81,451	70,575

Expenses:
Research and development	42,631	40,435	80,944	79,149
General and administrative	3,389	3,209	6,811	6,185
Total operating expenses	46,020	43,644	87,755	85,334

Income (loss) from operations	(7,928)	3,696	(6,304)	(14,759)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	—	(163)	—	(1,139)
Investment income	589	477	967	1,077
Interest expense	(4,808)	(5,219)	(9,603)	(10,398)
Gain on investments, net	840	2	1,898	19

Loss before income tax benefit (expense)	(11,307)	(1,207)	(13,042)	(25,200)

Income tax benefit (expense)	1,181	—	1,244	(2)

Net loss	$(10,126)	$(1,207)	$(11,798)	$(25,202)

Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.11)	$(0.25)
Shares used in computing basic and diluted net loss per share	108,539	100,213	105,225	100,185

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(10,126)	$(1,207)	$(11,798)	$(25,202)
Unrealized gains on securities, net of tax	9,202	1,210	15,669	1,738
Reclassification adjustment for realized gain on the sale of Sarepta shares included in net loss	—	—	(1,163)	—

Comprehensive income (loss)	$(924)	$3	$2,708	$(23,464)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$12,164	$(9,288)

Investing activities:
Purchases of short-term investments	(144,250)	(116,653)
Proceeds from the sale of short-term investments	96,926	142,681
Purchases of property, plant and equipment	(591)	(864)
Acquisition of licenses and other assets, net	(1,171)	(1,592)
Proceeds from sale of strategic investments	1,938	—
Net cash (used in) provided by investing activities	(47,148)	23,572

Financing activities:
Proceeds from equity awards	36,879	1,617
Net proceeds from public common stock offering	173,223	—
Proceeds from equipment financing arrangement	2,513	9,100
Principal payments on debt and capital lease obligations	(5,573)	(4,833)
Net cash provided by financing activities	207,042	5,884

Net increase in cash and cash equivalents	172,058	20,168
Cash and cash equivalents at beginning of period	124,482	65,477
Cash and cash equivalents at end of period	$296,540	$85,645

Supplemental disclosures of cash flow information:
Interest paid	$2,977	$2,275
Income taxes paid	$2	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,055	$679

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2012. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. (“we”, “us” or “our”) and our wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.  In addition to our wholly owned subsidiary, our condensed consolidated financial statements include our equity investment in Regulus Therapeutics Inc. In October 2012, Regulus completed an initial public offering (IPO).  We now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.  As a result, in the fourth quarter of 2012, we stopped using the equity method of accounting for our equity investment in Regulus and we began accounting for our investment at fair value.

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

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx, which we previously referred to as ISIS-AZ1Rx.  We also granted AstraZeneca options to license up to three drugs under the separate research program. We are responsible for completing an ongoing clinical study of ISIS-STAT3Rx and IND-enabling studies for ISIS-ARRx. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-ARRx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug.  Since this agreement has multiple elements, we evaluated the deliverables in this arrangement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

•                  The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3Rx for the treatment of cancer;

•                  The development services we are performing for ISIS-STAT3Rx;

•                  The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-ARRx and the research services we are performing for ISIS-ARRx; and

•                  The option to license up to three drugs under a research program and the research services we will perform for this program.

We determined that the ISIS-STAT3Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3Rx or to sublicense its rights.  In addition, ISIS-STAT3Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us.  As a result, we consider the ISIS-STAT3Rx license and the development services for ISIS-STAT3Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3Rx license immediately because we delivered the license and earned the revenue.  We are recognizing the amount allocated to the development services for ISIS-STAT3Rx as revenue over the period of time we perform services. The ISIS-ARRx license is also an exclusive license.  Because of the early stage of research for ISIS-ARRx, we believe that our knowledge and expertise with antisense technology is essential for AstraZeneca or another third party to successfully develop ISIS-ARRx.  As a result, we concluded that the ISIS-ARRx license does not have stand-alone value and we combined the ISIS-ARRx license and related research services into one unit of accounting.  We are recognizing revenue for the combined unit of accounting over the period of time we perform services. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting.  We are recognizing revenue for the combined unit of accounting over the period of our performance.

We determined that the initial allocable arrangement consideration was the $25 million upfront payment because it was the only payment that was fixed and determinable when we entered into the agreement.  In June 2013, we increased the allocable consideration to $31 million when we received the $6 million payment.   There was considerable uncertainty at the date of the agreement as to whether we would earn the milestone payments, royalty payments, payments for manufacturing clinical trial materials or payments for finished drug product.  As such, we did not include those payments in the allocable consideration.

We allocated the allocable consideration based on the relative BESP of each unit of accounting.  We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3Rx and ISIS-ARRx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

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

As a result of the allocation, we recognized $9.3 million of the $25 million upfront payment for the ISIS-STAT3Rx license in December 2012 and we recognized $2.2 million of the $6 million payment for the ISIS-STAT3Rx license in June 2013.  We are recognizing the remaining $19.5 million of the $31 million over the estimated period of our performance. Assuming a constant selling price for the other elements in the arrangement, if there was an assumed ten percent increase or decrease in the estimated selling price of the ISIS-STAT3Rx  license, we determined that the revenue we would have allocated to the ISIS-STAT3Rx  license would change by approximately seven percent, or $750,000, from the amount we recorded.

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

We evaluated the SMA, DMPK, and neurology agreements to determine whether we should account for them as separate agreements or as a single multiple element arrangement.  We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, the first two agreements cover two different diseases while the targets for the third agreement were not defined at the inception of the agreement, there are no interrelated or interdependent deliverables, there are no provisions in any of these agreements that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other.  We also evaluated the deliverables in each of these agreements to determine whether they met the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting.  For all three of these agreements, we determined that the options did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of the drugs resulting from these collaborations until it exercises the respective option or options.  As such, for each agreement we considered the deliverables to be a single unit of accounting and we are recognizing the upfront payment for each of the agreements over the respective research and development term, which is the estimated period of our performance.

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

If any of these conditions are not met, we will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  We earned $46 million in milestone payments in the first half of 2013, including a $25 million milestone payment from Genzyme we recognized in the first quarter of 2013 when the FDA approved the KYNAMRO NDA.  We consider milestone payments related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $46 million in milestone payments in the first half of 2013.  Further information about our collaborative arrangements can be found in Note 8, Collaborative Arrangements and Licensing Agreements, below and Note 7, Collaborative Arrangements and Licensing Agreements, of our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At June 30, 2013 we held ownership interests of less than 20 percent in each of the respective companies.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs for the first six months of 2013 and 2012. Total inventory, which consisted of raw materials, was $8.3 million and $6.1 million as of June 30, 2013 and December 31, 2012, respectively.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  For the first six months of 2013 and 2012, we recorded non-cash charges of $275,000 and $288,000, respectively, which we included in research and development expenses, related to the write-down of our patent costs to their estimated net realizable values.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and six months ended June 30, 2013 and 2012, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.  The following would have had an anti-dilutive effect on net loss per share:

•                  2 3/4 percent convertible senior notes;

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes issued by Regulus;

•                  Dilutive stock options; and

•                  Unvested restricted stock units.

We redeemed all of our 2 5/8 percent notes in September 2012 and in October 2012 Regulus completed an IPO, upon which we were no longer guarantors on the two convertible notes that Regulus issued to GSK.  As a result, the 2 5/8 percent notes and GSK convertible promissory notes are not common equivalent shares for the three and six months ended June 30, 2013.

Public Common Stock Offering

In June 2013, we completed the sale of 9,617,869 shares of our common stock through a public offering at a price of $19.00 per share, which included 617,869 additional shares sold pursuant to an option we granted to the underwriters. We received net proceeds of approximately $173.2 million from the sale of these shares net of underwriting discounts and commissions and other estimated offering expenses of $9.5 million.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of June 30, 2013 and December 31, 2012, we had collaborative arrangements with five and six entities, respectively, that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  As of June 30, 2013, the total carrying value of our investments in variable interest entities was $63.6 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities, net of taxes, and  adjustments we made to reclassify realized gains and losses on securities from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Beginning balance accumulated other comprehensive income (loss)	$17,784	$(242)	$12,480	$(770)
Other comprehensive income before reclassifications, net of tax (1)	9,202	1,210	15,669	1,738
Amounts reclassified from accumulated other comprehensive income (2)	—	—	(1,163)	—
Net current period other comprehensive income	9,202	1,210	14,506	1,738
Ending balance accumulated other comprehensive income	$26,986	$968	$26,986	$968

(1)         Other comprehensive income for the three and six months ended June 30, 2013 includes income tax expense of $6.3 million and $10.0 million, respectively.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns.  For the six months ended June 30, 2013 and 2012, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	1.0%	0.8%
Dividend yield	0.0%	0.0%
Volatility	51.5%	51.1%
Expected life	5.1 years	5.1 years

ESPP:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	61.4%	42.3%
Expected life	6 months	6 months

Board of Director Stock Options:

Six Months Ended June 30,
2013
Risk-free interest rate	2.3%
Dividend yield	0.0%
Volatility	52.4%
Expected life	7.3 years

For the six months ended June 30, 2012, we did not grant stock options to our Board of Directors.

The fair value of RSUs is based on the market price of our common stock on the date of grant.  RSUs vest annually over a four year period.  The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2013 and 2012 was $14.48 and $7.60, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands), which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development	$2,252	$2,073	$4,798	$4,008
General and administrative	384	387	707	719
Total	$2,636	$2,460	$5,505	$4,727

As of June 30, 2013, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $9.7 million and $3.3 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.9 years, respectively.

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

3.                                      Investments

As of June 30, 2013, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2013:

One year or less	57%
After one year but within two years	26%
After two years but within three years	17%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 83 percent of our available-for-sale securities having a maturity of less than two years.

At June 30, 2013, we had an ownership interest of less than 20 percent in each of three private companies and three public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited.  The publicly-traded companies are Antisense Therapeutics Limited, iCo Therapeutics Inc., and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. In the first quarter of 2013, we sold all of the common stock of Sarepta Therapeutics, Inc. that we owned resulting in a realized gain of $1.1 million.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
June 30, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$134,045	$60	$(88)	$—	$134,017
Debt securities issued by U.S. government agencies (1)	23,887	—	(85)	—	23,802
Debt securities issued by the U.S. Treasury	5,023	4	—	—	5,027
Debt securities issued by states of the United States and political subdivisions of the states	11,989	35	—	—	12,024
Total securities with a maturity of one year or less	174,944	99	(173)	—	174,870
Corporate debt securities	103,219	23	(546)	—	102,696
Debt securities issued by U.S. government agencies	10,002	25	(3)	—	10,024
Debt securities issued by the U.S. Treasury	8,340	14	—	—	8,354
Debt securities issued by states of the United States and political subdivisions of the states	8,771	5	(22)	—	8,754
Total securities with a maturity of more than one year	130,332	67	(571)	—	129,828
Total	$305,276	$166	$(744)	$—	$304,698

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
June 30, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,525	$46,665	$—	$—	$62,190
Current portion (included in Other current assets)	1,538	776	—	(880)	1,434
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Total	$17,688	$47,441	$—	$(880)	$64,249

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2012	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$115,249	$81	$(9)	$—	$115,321
Debt securities issued by U.S. government agencies (1)	12,100	2	(66)	—	12,036
Debt securities issued by the U.S. Treasury	1,000	1	—	—	1,001
Debt securities issued by states of the United States and political subdivisions of the states	16,560	18	(2)	—	16,576
Total securities with a maturity of one year or less	144,909	102	(77)	—	144,934
Corporate debt securities	80,166	112	(92)	—	80,186
Debt securities issued by U.S. government agencies	8,034	38	—	—	8,072
Debt securities issued by the U.S. Treasury	12,424	27	—	—	12,451
Debt securities issued by states of the United States and political subdivisions of the states	8,306	31	(16)	—	8,321
Total securities with a maturity of more than one year	108,930	208	(108)	—	109,030
Total	$253,839	$310	$(185)	$—	$253,964

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
December 31, 2012	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$18,096	$—	$—	$33,622
Current portion (included in Other current assets)	1,579	4,175	—	(880)	4,874
Long-term portion (included in Deposits and other assets)	625	—	—	—	625
Total	$17,730	$22,271	$—	$(880)	$39,121

(1)         Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we considered to be temporarily impaired at June 30, 2013 were as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	85	$152,051	$(634)
Debt securities issued by U.S. government agencies	7	25,342	(88)
Debt securities issued by states of the United States and political subdivisions of the states	6	7,823	(22)
Total temporarily impaired securities	98	$185,216	$(744)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore, we anticipate full recovery of their amortized cost basis at maturity.

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and an investment in equity securities in a publicly-held biotechnology company; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 3 investments include investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there are restrictions on when we can trade the securities. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian banks or from a professional pricing service.  We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian bank or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.  During the three and six months ended June 30, 2013 and 2012 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at June 30, 2013 and December 31, 2012 as follows (in thousands):

	At June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$287,759	$277,272	$10,487	$—
Corporate debt securities (2)	231,216	—	231,216	—
Debt securities issued by U.S. government agencies (2)	28,837	—	28,837	—
Debt securities issued by the U.S. Treasury (2)	13,381	13,381	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	20,778	—	20,778	—
Investment in Regulus Therapeutics Inc.	62,190	—	—	62,190
Equity securities (3)	1,434	1,434	—	—
Total	$645,595	$292,087	$291,318	$62,190

	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$105,496	$101,496	$4,000	$—
Corporate debt securities (2)	193,507	—	193,507	—
Debt securities issued by U.S. government agencies (2)	18,108	—	18,108	—
Debt securities issued by the U.S. Treasury (2)	13,452	13,452	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	24,897	—	24,897	—
Investment in Regulus Therapeutics Inc.	33,622	—	—	33,622
Equity securities (3)	4,874	4,146	—	728
Total	$393,956	$119,094	$240,512	$34,350

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)         Included in short-term investments on our condensed consolidated balance sheet.

(3)         Included in other current assets on our condensed consolidated balance sheet.

We classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc., or Sarepta, as Level 3.  We calculated a lack of marketability discount on the fair value of these investments because of trading restrictions on the securities. We consider the inputs we used to calculate the lack of marketability discount Level 3 inputs and, as a result, we categorized these investments as Level 3.  We determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. In the first quarter of 2013, we sold all of the common stock of Sarepta that we owned resulting in a realized gain of $1.1 million. As of June 30, 2013, our Level 3 investments consisted of our investment in Regulus, with a gross fair value of $69.2 million less a lack of marketability discount of $7.0 million for a net carrying value of $62.2 million.  As of December 31, 2012, our Level 3 investments consisted of our investment in Regulus and Sarepta with a gross fair value of $44.4 million and $1.0 million, respectively, less a lack of marketability discount of $10.8 million and $296,000, respectively, for a net carrying value of $33.6 million and $728,000, respectively.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

Investments Valued Using Level 3 Inputs
Balance at December 31, 2012	$34,350
Total gains and losses:
Included in gain on investments	(1,163)
Included in accumulated other comprehensive income (loss)	29,043
Cost basis of shares sold	(40)
Balance at June 30, 2013	$62,190

Other Fair Value Disclosures

Our 2¾ percent convertible notes had a fair value of $357.2 million at June 30, 2013.  We determine the fair value of our 2¾ percent convertible notes based on quoted market prices for these notes, which is a Level 2 measurement.

5.                                    Long-Term Obligations

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.38 percent. As of June 30, 2013, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.54 percent and we can borrow up to an additional $3.4 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at June 30, 2013 and December 31, 2012 was $9.9 million and $10.0 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

6.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Partner A	20%	90%	40%	84%
Partner B	6%	4%	15%	6%
Partner C	40%	0%	22%	0%
Partner D	19%	4%	14%	5%

Contract receivables from four significant partners comprised approximately 89 percent of our contract receivables at June 30, 2013. Contract receivables from four significant partners comprised approximately 83 percent of our contract receivables at December 31, 2012.

7.                                      Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the first half of 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, we recorded a $1.2 million tax benefit on our condensed consolidated statements of operations and a $9.9 million tax expense in other comprehensive income for the six months ended June 30, 2013.

8.                                      Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  The agreement includes $31 million in upfront and near-term payments, comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees and double-digit royalties on any product sales of drugs resulting from this collaboration.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx, which we previously referred to as ISIS-AZ1Rx, for the treatment of cancer and an option to license up to three drugs under a separate research program.

Together with AstraZeneca, we are evaluating ISIS-STAT3Rx in patients with advanced cancer.  AstraZeneca is conducting a Phase 1b/2a clinical study of ISIS-STAT3Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC.   We are concurrently completing a clinical study evaluating ISIS-STAT3Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma.  We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. We are also advancing ISIS-ARRx, an antisense drug designed to treat patients with prostate cancer by inhibiting the production of the androgen receptor, or AR.  In June 2013, we earned a $10 million milestone payment when AstraZeneca added a second development candidate, ISIS-ARRx, to our collaboration.  If AstraZeneca successfully develops drugs under all three programs, we could receive substantive milestone payments of more than $970 million, including up to $315.5 million for the achievement of development milestones and up to $655 million for the achievement of regulatory milestones.  We could earn the next milestone payment of up to $50 million if we meet pre-agreed efficacy and safety criteria in our ongoing ISIS-STAT3Rx study in patients with advanced cancer.

During the three and six months ended June 30, 2013, we earned revenue of $15.3 million and $17.8 million, respectively, from our relationship with AstraZeneca, which represented 40 percent and 22 percent, respectively, of our total revenue for those periods.  Our balance sheets at June 30, 2013 and December 31, 2012 included deferred revenue of $15.4 million and $15.7 million, respectively, related to our relationship with AstraZeneca.

Biogen Idec

We have established three strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise.  In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA. Under the terms of the agreement, we received an upfront payment of $29 million and are eligible to receive up to $45 million, of which $3.5 million has been earned, in substantive milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing.  We are responsible for developing ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. In April 2013, we initiated a Phase 2 study of ISIS-SMNRx in infants with SMA, which began the Phase 2/3 program for ISIS-SMNRx.  We earned a $3.5 million milestone payment from Biogen Idec in May 2013 when we dosed the first infant in this Phase 2 study.  The $3.5 million milestone payment is the first of the four payments under the March 2013 amendment to the payment terms for the $18 million milestone payment we could earn for the progression of this Phase 2/3 study in infants.  We will earn a $2.0 million milestone payment, the second of four payments, if we dose the first patient in the second cohort of this study.  We are also eligible to receive up to $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive up to double-digit royalties on any product sales of ISIS-SMNRx.

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

During the three and six months ended June 30, 2013, we earned revenue of $7.4 million and $11.2 million, respectively, from our relationships with Biogen Idec, which represented 19 percent and 14 percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $1.8 million and $3.6 million for the same periods in 2012.  Our balance sheets at June 30, 2013 and December 31, 2012 included deferred revenue of $55.9 million and $62.6 million, respectively, related to the upfront payments.

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

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  We agreed to supply the drug substance for KYNAMRO for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO, including the initial commercial launch supply, and Genzyme will be responsible for the long term supply of KYNAMRO drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO.  In 2011, we satisfied our development funding obligation.  As such, we and Genzyme shared development expenses equally in 2012 and the first half of 2013.  Our shared funding of development expenses will end when KYNAMRO is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During the three and six months ended June 30, 2013, we earned revenue of $7.5 million and $32.5 million, respectively, from our relationship with Genzyme, which represented 20 percent and 40 percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $42.8 million and $59.1 million for the same periods in 2012.  Our balance sheet at December 31, 2012 included deferred revenue of $3.8 million for KYNAMRO drug substance that we shipped to Genzyme in 2013.

GlaxoSmithKline

In March 2010, we entered into a strategic alliance with GSK, for up to six programs, in which we use our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness.  This alliance allows us to control and facilitate rapid development of drugs while still being eligible to receive milestone payments as we advance these drugs in clinical development.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012, and we received a $7.5 million milestone payment in February 2013 when we initiated the Phase 2/3 clinical study for ISIS-TTRRx.  Most recently, we earned a $2 million milestone payment in July 2013 for advancing the ongoing Phase 2/3 study of ISIS-TTRRx.  Including the $2 million milestone payment we recently earned, we have earned $19.5 million in milestone payments from GSK related to the development of ISIS-TTRRx, and we are eligible to earn an additional $48 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study. In addition, GSK has increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet certain sales thresholds.

Our strategic alliance currently includes five active programs including the ISIS-TTRRx program.  We are eligible to receive on average up to $20 million in milestone payments per program up to Phase 2 proof-of-concept.  GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and if GSK exercises its option to a program it will be responsible for all further development and commercialization of the program.  Under the terms of the amended agreement, if GSK successfully develops all five programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of nearly $1.2 billion, including up to $202.5 million for the achievement of development milestones, up to $526.5 million for the achievement of regulatory milestones and up to $445 million for the achievement of commercialization milestones.  We will earn the next $2 milestone payment if we further progress the Phase 2/3 clinical study for ISIS-TTRRx.  In addition, we are eligible to receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

During the three and six months ended June 30, 2013, we earned revenue of $2.3 million and $12.2 million, respectively, from our relationship with GSK, which represented six percent and 15 percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $2.0 million and $4.0 million for the same periods in 2012.  Our balance sheets at June 30, 2013 and December 31, 2012 included deferred revenue of $15.4 million and $19.9 million, respectively, related to our relationship with GSK.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington’s disease, or HD, based on our antisense technology. Roche has the option to license the drugs from us through the completion of the first Phase 1 trial.  Prior to option exercise, we are responsible for the discovery and development of an antisense drug targeting huntingtin, or HTT, protein. We will also work collaboratively with Roche on the discovery of an antisense drug utilizing Roche’s “brain shuttle” program.  If Roche exercises its option, it will be responsible for global development, regulatory and commercialization activities for all drugs arising out of the collaboration.  Under the terms of the agreement, we received an upfront payment of $30.0 million in April 2013 and we are eligible to receive up to $362.0 million in a license fee and substantive milestone payments including up to $67.0 million for the achievement of development milestones, up to $170.0 million for the achievement of regulatory milestones and up to $80.0 million for the achievement of commercialization milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed as well as up to $50.0 million in commercial milestones if a drug using Roche’s proprietary brain shuttle technology is successfully commercialized.  We are also eligible to receive tiered royalties on any product sales of drugs resulting from this alliance. We will earn the next milestone payment of $22.0 million if we initiate a Phase 1 trial for a drug targeting HTT protein.

During the three and six months ended June 30, 2013, we earned revenue of $1.3 million from our relationship with Roche.  Our balance sheet at June 30, 2013 included deferred revenue of $28.8 million related to the upfront payment.

Satellite Company Collaborations

Xenon Pharmaceuticals Inc.

In November 2010, we established a collaboration with Xenon to discover and develop antisense drugs as novel treatments for anemia of chronic disorders, or ACD.  We received an upfront payment in the form of a convertible promissory note from Xenon to discover and develop antisense drugs to the targets hemojuvelin and hepcidin.  Because repayment of the promissory note was uncertain, we did not record any revenue from the upfront payment when we entered into the agreement.  In May 2012, Xenon selected XEN701, a drug designed to inhibit the production of hepcidin, as a development candidate.  In June 2013, we earned a $2 million license fee when Xenon exercised its option to an exclusive worldwide license to XEN701.  In addition, in June 2013 Xenon repaid the  $1.5 million convertible promissory note.  We recognized the $2 million license fee and the $1.5 million upfront payment as revenue in the second quarter of 2013.  Under our collaboration agreement with Xenon, we may receive up to $296 million in substantive milestone payments for the achievement of pre-specified milestone events that are met by two independent products, including up to $26 million for the achievement of development milestones, up to $150 million for the achievement of regulatory milestones and up to $120 million for the achievement of commercialization milestones.  In addition, we are eligible to receive royalties on future product sales of XEN701 and a portion of sublicense revenue. We will earn the next milestone payment of $3 million if Xenon initiates a Phase 2 clinical trial for XEN701.

During the three and six months ended June 30, 2013, we earned revenue of $3.5 million from our relationship with Xenon.

External Project Funding

CHDI Foundation, Inc.

Starting in November 2007, CHDI provided financial and scientific support to our HD drug discovery program through our development collaboration.  In April 2013, we formed an alliance with Roche to develop treatments for HD. Under the terms of our agreement with CHDI, we will reimburse CHDI for a portion of its support of our HD program out of the payments we receive from Roche. In April 2013, we paid CHDI $1.5 million associated with the signing of the Roche agreement, which we recorded as research and development expense.  We will also pay CHDI $1.5 million when we select an HD development candidate.  If we achieve certain milestones under our collaboration with Roche, we will make additional payments to CHDI.  During the three and six months ended June 30, 2013, we earned revenue of $122,000 and $414,000, respectively, from our relationship with CHDI.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, including the commercial potential of KYNAMRO, is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 33 of this Report.

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

Our partnering strategy provides us the flexibility to license each of our drugs at the optimal time to maximize the near- and long-term value for each drug.  In this way, we can expand our and our partners’ pipelines with antisense drugs that we design to address significant medical needs while remaining small and focused.  The cash generated from our partnering strategy provides us the financial flexibility to develop our drugs to potentially more valuable stages of clinical development, thereby increasing our share of our drugs’ commercial revenues. Our strong financial position is a result of the successful execution of our business strategy as well as our focused research and development capabilities.

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

Our pipeline goes well beyond KYNAMRO. We have a pipeline of 28 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas.  We believe that several of the drugs in our pipeline could reach the market by 2017.  For instance, we designed our transthyretin, or TTR, amyloidosis and spinal muscular atrophy, or SMA, drugs to treat patients with severe and rare diseases who have very limited therapeutic options.  Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market.  In addition, several of the drugs in our pipeline are advancing through Phase 2 clinical programs and could represent significant near and mid-term licensing opportunities.  These drugs, including ISIS-CRPRx and ISIS-FXIRx, represent substantial commercial opportunities with the potential for Phase 2 data within the next 12 to 18 months.  Further, we recently reported encouraging Phase 2 data for ISIS-APOCIIIRx and we plan to advance ISIS-APOCIIIRx into a Phase 3 program early next year.  We plan to use the proceeds from our recent public offering of common stock to develop select drugs in our pipeline, such as ISIS-APOCIIIRx , to later stages of development prior to partnering.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec, GSK, and Roche, early in the development of a drug.  Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer.  These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts.  As in our other partnerships, we benefit financially from upfront payments, milestone payments, licensing fees and royalties.  This allows us to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For example, through our oncology partnership with AstraZeneca, we are capitalizing on AstraZeneca’s development experience and research in oncology.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  Since January 2012, we have initiated five new partnerships that involve neurological diseases or cancer, including a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington’s disease, three strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, and a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer.  We have received more than $130 million in upfront payments and have the potential to earn more than $2.7 billion in future milestone payments and licensing fees from these partnerships.  Since 2007, our partnerships have generated an aggregate of more than $1 billion in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding. In addition, for our current partnered programs we have the potential to earn up to $5.1 billion in future milestone payments. We also have the potential to share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements.

We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus.  In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam Pharmaceuticals, Inc., or Alnylam, and Regulus Therapeutics Inc., or Regulus, a company we co-founded with Alnylam focused on microRNA therapeutics.  In October 2012, Regulus completed an initial public offering.  As of June 30, 2013, the carrying value of our investment in Regulus was $62.2 million, demonstrating the value of our satellite company strategy. All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

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

Recent Events

Drug Development Highlights

•                  We and our partners advanced antisense drugs in our pipeline and reported positive clinical data from three programs.

•                  We advanced the Phase 2/3 study of ISIS-TTRRx, a drug to treat patients with familial amyloid polyneuropathy.  As a result, we earned $2 million from GlaxoSmithKline.

•                  We reported Phase 2 data on ISIS-APOCIIIRx in patients with high to severely high triglycerides on stable fibrates.  In this study, ISIS-APOCIIIRx treatment resulted in statistically significant reductions in triglycerides and apoC-III and a statistically significant increase in high-density lipoprotein, or HDL.

•                  We reported Phase 2 data on ISIS-APOCIIIRx in patients with high triglycerides and type 2 diabetes at the American Diabetes Association Scientific Sessions.  In this study, ISIS-APOCIIIRx treatment resulted in statistically significant reductions in triglycerides and apoC-III and a statistically significant increase in HDL. In this study treated patients also experienced improvements in glucose control and trends toward enhanced insulin sensitivity.

•                  We reported Phase 2 data on ISIS-CRPRx in patients with rheumatoid arthritis, or RA.  In this study, patients treated with ISIS-CRPRx achieved rapid, dose-dependent mean reductions of up to 67 percent in C-reactive protein, or CRP, but failed to demonstrate improvements in signs and symptoms of RA that were sufficiently better than those achieved by patients in the placebo group to justify further development of ISIS-CRPRx for RA.

•                  Dr. David Hong reported Phase 1 data on ISIS-STAT3Rx at the American Society of Clinical Oncology.  In this study, treatment with ISIS-STAT3Rx resulted in partial responses that were durable and prolonged in two out of three patients with diffuse large B-cell lymphoma who were refractory to prior chemotherapy treatments.

•                  We and our partners initiated clinical studies on three drugs in our pipeline.

•                  We initiated a Phase 2 study of ISIS-SMNRx in infants with SMA and earned a $3.5 million milestone payment from Biogen Idec.

•                  AstraZeneca initiated a Phase 1b/2a study of ISIS-STAT3Rx in patients with advanced metastatic hepatocellular carcinoma.

•                  We initiated a Phase 1 study of ISIS-APOARx, an antisense drug designed to reduce levels of Lp(a), an atherogenic lipoprotein.

•                  We and our partners continued to advance our preclinical stage pipeline by adding three drugs into development.

•                  AstraZeneca selected ISIS-ARRx as the second development candidate to advance into development under its collaboration with us.  As a result, we earned a $10 million milestone payment from AstraZeneca.

•                  Xenon selected XEN701 as a development candidate and licensed XEN701 from us.  As a result we earned $3.5 million from Xenon.

•                  We added a new drug to our pipeline, ISIS-ANGTL3Rx, for the treatment of hyperlipidemia.

Corporate Highlights

•                  We successfully completed a public offering of common stock raising $173.2 million in net proceeds.  We plan to use the proceeds from this offering to pursue Phase 3 development of ISIS-APOCIIIRx, retain additional drugs longer in development and advance the rest of our pipeline.

•                  We added Breaux Castleman, a senior executive with extensive business experience, to our Board of Directors.

•                  We received $6 million from AstraZeneca related to the continuation of the research collaboration between us and AstraZeneca to discover and develop novel antisense drugs to treat cancer.

•                  We formed a new alliance with Roche to discover and develop antisense drugs to treat Huntington’s disease.

•                  We received a $30 million upfront payment and are eligible to receive up to $362 million in a license fee, pre-licensing and post-licensing milestone payments, including up to $80 million in commercial milestones.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management discusses the development, selection and disclosure of such estimates with our audit committee of our board of directors. There are specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment.  A discussion of these specific risks can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies and estimates from the information provided in that discussion.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2013 was $38.1 million and $81.5 million, respectively, compared to $47.3 million and $70.6 million for the same periods in 2012.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, we earned $49.5 million in milestone and licensing payments in the first half of 2013 comprised of:

•                  $25 million from Genzyme when the FDA approved the KYNAMRO NDA;

•                  $10 million when AstraZeneca added a second development candidate, ISIS-ARRx, to our collaboration;

•                  $7.5 million from GSK when we initiated the Phase 2/3 study of ISIS-TTRRx;

•                  $3.5 million from Biogen Idec when we dosed the first infant in a Phase 2 study of ISIS-SMNRx; and

•                  $3.5 million when Xenon licensed a development candidate, XEN701, from us.

In comparison, we earned a $25 million milestone payment in the first half of 2012 from Genzyme when the FDA accepted the NDA for KYNAMRO.  Our revenue in the first half of 2013 also included more than $13 million in new revenue we earned from our alliances with AstraZeneca, Biogen Idec and Roche.  These increases were offset, in part, by the completion of the amortization of the upfront payments associated with our Genzyme collaboration.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2013 was $37.6 million and $79.5 million, respectively, compared to $47.1 million and $69.0 million for the same periods in 2012. The increase in the first half of 2013 was primarily due to an increase in milestone payments compared to the same period in 2012 and new revenue from our alliances with AstraZeneca, Biogen Idec and Roche.  These increases were offset, in part, by the completion of the amortization of the upfront payments associated with our Genzyme collaboration.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2013 was $477,000 and $1.9 million, respectively, and was essentially flat when compared to $200,000 and $1.6 million for the same periods in 2012.

Operating Expenses

Operating expenses of $46.0 million and $87.8 million, respectively, for the three and six months ended June 30, 2013 were nearly flat compared to $43.6 million and $85.3 million for the same periods in 2012.

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

The following table sets forth information on research and development costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development expenses	$40,379	$38,362	$76,146	$75,141
Non-cash compensation expense related to equity awards	2,252	2,073	4,798	4,008
Total research and development	$42,631	$40,435	$80,944	$79,149

For the three and six months ended June 30, 2013, our total research and development expenses were $40.4 million and $76.1 million, respectively, and were nearly flat compared to $38.4 million and $75.1 million for the same periods in 2012.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Antisense drug discovery expenses	$10,854	$8,429	$20,251	$16,793
Non-cash compensation expense related to equity awards	682	600	1,451	1,165
Total antisense drug discovery	$11,536	$9,029	$21,702	$17,958

Antisense drug discovery costs for the three and six months ended June 30, 2013 were $10.9 million and $20.3 million, respectively, compared to $8.4 million and $16.8 million for the same periods in 2012.  Expenses increased in 2013 compared to 2012 primarily due to a $1.5 million payment we made to CHDI in the second quarter of 2013.  Under the terms of our agreement with CHDI, we reimbursed CHDI for a portion of its support of our HD program out of the $30 million upfront payment we received from our recent alliance with Roche to develop treatments for HD. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

KYNAMRO	$1,647	$2,431	$3,591	$5,466
ISIS-TTRRx	1,218	1,275	1,984	2,544
Other antisense development products	13,710	13,221	23,588	24,149
Development overhead costs	1,743	1,549	3,561	3,450
Non-cash compensation expense related to equity awards	721	724	1,576	1,381
Total antisense drug development	$19,039	$19,200	$34,300	$36,990

Antisense drug development expenses were $18.3 million and $32.7 million, respectively, for the three and six months ended June 30, 2013, compared to $18.5 million and $35.6 million for the same periods in 2012. Expenses decreased in the first half of 2013 compared to the same period in 2012 primarily due to a decrease in expenses related to KYNAMRO.  Expenses for ISIS-TTRRx also decreased slightly compared to the same period in 2012.  We initiated a Phase 2/3 clinical study for ISIS-TTRRx in February 2013, for which we incurred a significant portion of the start-up expenses in 2012.  We expect expenses for this study to increase as the study progresses throughout the year. All amounts exclude non-cash compensation expense related to equity awards.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state in which we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related cost. We have partnered 15 of our 28 drug candidates, which substantially reduces our development costs. As part of our collaboration with Genzyme, we have transitioned development responsibility for KYNAMRO to Genzyme.  We and Genzyme share development costs equally until KYNAMRO is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Manufacturing and operations	$4,354	$5,115	$8,575	$9,685
Non-cash compensation expense related to equity awards	305	302	659	564
Total manufacturing and operations	$4,659	$5,417	$9,234	$10,249

Manufacturing and operations expenses were $4.4 million and $8.6 million, respectively, for the three and six months ended June 30, 2013 compared to $5.1 million and $9.7 million for the same periods in 2012.  Expenses decreased in the first half of 2013 compared to the same period in 2012 primarily because we manufactured less KYNAMRO drug substance.  We were responsible for manufacturing the drug substance that was necessary for the initial launch of KYNAMRO and Genzyme is responsible for the long-term supply of KYNAMRO drug substance.  Because we are transitioning manufacturing responsibility to Genzyme, our KYNAMRO manufacturing costs have decreased.  All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research and development expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Personnel costs	$2,318	$2,274	$4,656	4,541
Occupancy	1,688	1,675	3,334	3,403
Depreciation and amortization	1,076	1,321	2,156	2,460
Insurance	280	271	567	581
Other	1,491	801	3,883	2,069
Non-cash compensation expense related to equity awards	544	447	1,112	898
Total R&D support	$7,397	$6,789	$15,708	$13,952

R&D support costs for the three and six months ended June 30, 2013 were $6.9 million and $14.6 million, respectively, compared to $6.3 million and $13.1 million for the same periods in 2012.  Expenses increased in the first half of 2013 compared to the same period in 2012 primarily due to litigation costs for our patent infringement lawsuit against Santaris Pharma A/S.  All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative expenses	$3,005	$2,822	$6,104	$5,466
Non-cash compensation expense related to equity awards	384	387	707	719
Total general and administrative	$3,389	$3,209	$6,811	$6,185

General and administrative expenses were $3.0 million and $6.1 million, respectively, for the three and six months ended June 30, 2013, and increased slightly compared to $2.8 million and $5.5 million for the same periods in 2012 primarily due to higher personnel expenses. All amounts exclude non-cash compensation expense related to equity awards.

Equity in Net Loss of Regulus Therapeutics Inc.

We did not recognize any equity in net loss of Regulus for the three and six months ended June 30, 2013, compared to equity in net loss of Regulus of $163,000 and $1.1 million for the same periods in 2012.  We used the equity method of accounting to account for our investment in Regulus until Regulus’ IPO in October 2012.  In the fourth quarter of 2012, we began accounting for our investment at fair value because we now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.

Investment Income

Investment income for the three and six months ended June 30, 2013 was $589,000 and $967,000, respectively, compared to $477,000 and $1.1 million for the same periods in 2012.  The decrease in investment income in 2013 is primarily due to a lower average return on our investments resulting from current market conditions.  We expect investment income to increase in the second half of 2013 as a result of the additional cash we received from our equity offering in the second quarter.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $4.8 million and $9.6 million, respectively, compared to $5.2 million and $10.4 million for the same periods in 2012. The decrease in interest expense is primarily because the debt discount we are amortizing as additional non-cash interest expense for the 2 3/4 percent convertible senior notes is less than the amount we were amortizing for the 2 5/8 percent convertible subordinated notes we redeemed in September 2012.

Gain on Investments, net

Gain on investments for the three and six months ended June 30, 2013 was $840,000 and $1.9 million, respectively, compared to $2,000 and $19,000 for the same periods in 2012. The gain on investments in the first half of 2013 was primarily due to $1.1 million we received in the first quarter of 2013 when we sold the stock we held in Sarepta Therapeutics, Inc. and the $844,000 payment we received from Pfizer, Inc. in the second quarter of 2013 related to its acquisition of Excaliard Pharmaceuticals, Inc.  These gains demonstrate the value that we are realizing from our satellite company strategy.

Income Tax Benefit (Expense)

We recognized a tax benefit of $1.2 million for both the three and six months ended June 30, 2013, compared to tax expense of $2,000 for the six months ended June 30, 2012.  The tax benefit we recorded in 2013 is primarily related to the unrealized gain associated with our investment in Regulus. This unrealized gain reflects the increase in Regulus’ stock price during the first half of 2013.

Net Loss and Net Loss per Share

Net loss for the three and six months ended June 30, 2013 was $10.1 million and $11.8 million, respectively, compared to $1.2 million and $25.2 million for the same periods in 2012. Basic and diluted net loss per share for the three and six months ended June 30, 2013 was $0.09 per share and $0.11 per share, respectively, compared to $0.01 per share and $0.25 per share for the same periods in 2012.  Our net loss for the first half of 2013 was significantly lower than in 2012 primarily due to the revenue we earned from our partners in the first half of 2013.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2013 we have earned approximately $1.2 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through June 30, 2013, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $786.9 million under long-term debt arrangements to finance a portion of our operations.

As of June 30, 2013, we had cash, cash equivalents and short-term investments of $590.8 million and stockholders’ equity of $401.1 million.  In comparison, we had cash, cash equivalents and short-term investments of $374.4 million and stockholders’ equity of $182.8 million at December 31, 2012.  We received a substantial amount of cash in the first six months of 2013, including:

•                  $173.2 million in net proceeds from a public offering of our common stock;

•                  $93.0 million in payments from our partners; and

•                  $36.9 million in proceeds from stock option exercises.

At June 30, 2013, we had consolidated working capital of $582.1 million, compared to $349.1 million at December 31, 2012.  Our working capital increased in 2013 primarily due to the increase in cash and the increase in the value of our ownership in Regulus.  At June 30, 2013, the carrying value of our investment in Regulus increased to $62.2 million compared to $33.6 million at December 31, 2012.

As of June 30, 2013, our debt and other obligations totaled $284.4 million, and were essentially flat, compared to $284.1 million at December 31, 2012.  In June 2013, we drew down $2.5 million on our equipment financing arrangement and this increase was partially offset by rent and principal payments we made in the first half of 2013 on our lease obligations and notes payable.

The following table summarizes our contractual obligations as of June 30, 2013. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 3/4 percent Convertible Senior Notes (principal and interest payable)	$237.3	$5.5	$11.1	$11.1	$209.6
Facility Rent Payments	$140.8	$6.0	$12.5	$13.3	$109.0
Equipment Financing Arrangements (principal and interest payable)	$10.4	$5.0	$5.3	$0.1	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.4	$0.2	$0.2	$—	$—
Operating Leases	$27.3	$1.5	$3.0	$3.0	$19.8
Total	$417.6	$18.3	$32.2	$27.6	$339.5

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In June 2013, we completed the sale of 9,617,869 shares of our common stock through a public offering at a price of $19.00 per share, which included 617,869 additional shares sold pursuant to an option we granted to the underwriters. We received net proceeds of approximately $173.2 million from the sale of these shares net of underwriting discounts and commissions and other estimated offering expenses of $9.5 million.  We plan to use the proceeds from this offering to increase our drug development activities, including advancing ISIS-APOCIIIRx into a Phase 3 program early next year.

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

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.38 percent. As of June 30, 2013, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.54 percent and we can borrow up to an additional $3.4 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at June 30, 2013 and December 31, 2012 was $9.9 million and $10.0 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2013 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Regarding KYNAMRO, some competitors are pursuing a development or commercialization strategy that competes with our strategy for KYNAMRO.  Other companies are currently developing products that could compete with KYNAMRO.  Products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing or commercializing could potentially compete with KYNAMRO.  For example, Aegerion Pharmaceuticals, Inc. received approval from the FDA to market its MTP inhibitor, lomitapide, as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce low-density lipoprotein cholesterol, total cholesterol, apolipoprotein B and non-high-density-lipoprotein cholesterol in patients with HoFH. Aegerion has also submitted a marketing authorization application for lomitapide to the European Medicines Agency seeking approval of lomitapide as an adjunct to a low fat diet and other lipid-lowering therapies to reduce cholesterol in patients with HoFH, and has received an opinion from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency recommending the marketing authorization for lomitapide. Our revenues and financial position will suffer if KYNAMRO cannot compete effectively in the marketplace.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs.  It is possible that other regulatory agencies will not approve KYNAMRO for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug.  For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme’s marketing authorization application for KYNAMRO as a treatment for patients with HoFH.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2013, we had an accumulated deficit of approximately $918.8 million and stockholders’ equity of approximately $401.1 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding many of the drugs in our development pipeline, including AstraZeneca, ATL, Atlantic Pharmaceuticals, Biogen Idec, iCo, Genzyme, GSK, OncoGenex, Pfizer, Teva Pharmaceutical Industries Ltd., and Xenon.  If any of these pharmaceutical companies stops developing and/or funding these drugs, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these drugs on our own.

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

For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme’s marketing authorization application for KYNAMRO as a treatment for patients with HoFH.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2013, we had cash, cash equivalents and short-term investments equal to $590.8 million.  If we do not meet our goals to commercialize KYNAMRO or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2013, the market price of our common stock ranged from $7.56 to $28.66 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

ITEM 4.                        CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  We conducted our evaluation following the 1992 Internal Control—Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2013.

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
10.1

HTT Research, Development, Option and License Agreement dated April 8, 2013 among the Registrant, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.2

Letter Agreement dated April 8, 2013 between the Registrant and CHDI Foundation, Inc. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer	August 6, 2013
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer	August 6, 2013
Elizabeth L. Hougen	(Principal financial and accounting officer)