Form 10-Q
period 2013-09-30
ISIS PHARMACEUTICALS INC
filed 2013-11-05
CIK 874015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of voting common stock outstanding as of November 1, 2013 was 116,074,372.

ISIS PHARMACEUTICALS, INC.

FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO™ is a trademark of Genzyme Corporation

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,408	$124,482
Short-term investments	414,490	249,964
Contracts receivable	12,645	522
Inventories	7,385	6,121
Investment in Regulus Therapeutics Inc.	65,004	33,622
Other current assets	7,372	8,727
Total current assets	763,304	423,438
Property, plant and equipment, net	87,273	91,084
Licenses, net	5,048	6,579
Patents, net	20,810	18,646
Deposits and other assets	5,481	5,939
Total assets	$881,916	$545,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,781	$10,239
Accrued compensation	6,653	7,878
Accrued liabilities	22,283	15,401
Accrued income taxes	4,935	—
Current portion of long-term obligations	4,649	4,879
Current portion of deferred contract revenue	55,977	35,925
Total current liabilities	103,278	74,322
Long-term deferred contract revenue	151,006	66,656
2 3/4 percent convertible senior notes	148,705	143,990
Long-term obligations, less current portion	6,384	7,402
Long-term financing liability for leased facility	71,097	70,550
Total liabilities	480,470	362,920
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 115,998,221 and 101,481,134 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	116	102
Additional paid-in capital	1,315,643	1,077,150
Accumulated other comprehensive income	29,021	12,480
Accumulated deficit	(943,334)	(906,966)
Total stockholders’ equity	401,446	182,766
Total liabilities and stockholders’ equity	$881,916	$545,686

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Research and development revenue under collaborative agreements	$23,383	$11,127	$102,918	$80,085
Licensing and royalty revenue	202	474	2,118	2,091
Total revenue	23,585	11,601	105,036	82,176

Expenses:
Research, development and patent expenses	45,660	36,551	126,603	115,700
General and administrative	3,430	3,096	10,241	9,281
Total operating expenses	49,090	39,647	136,844	124,981

Loss from operations	(25,505)	(28,046)	(31,808)	(42,805)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	—	—	—	(1,139)
Investment income	434	408	1,400	1,485
Interest expense	(4,867)	(5,937)	(14,470)	(16,335)
Gain on investments, net	175	—	2,073	19
Loss on early retirement of debt	—	(4,770)	—	(4,770)

Loss before income tax benefit	(29,763)	(38,345)	(42,805)	(63,545)

Income tax benefit	5,193	706	6,437	704

Net loss	$(24,570)	$(37,639)	$(36,368)	$(62,841)

Basic and diluted net loss per share	$(0.21)	$(0.37)	$(0.33)	$(0.63)
Shares used in computing basic and diluted net loss per share	115,263	100,680	108,608	100,351

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(24,570)	$(37,639)	$(36,368)	$(62,841)
Unrealized gains (losses) on securities, net of tax	2,207	(122)	17,876	1,616
Reclassification adjustment for realized gain included in net loss	(172)	—	(1,335)	—

Comprehensive loss	$(22,535)	$(37,761)	$(19,827)	$(61,225)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$77,985	$(34,159)

Investing activities:
Purchases of short-term investments	(303,862)	(172,581)
Proceeds from the sale of short-term investments	135,130	189,397
Purchases of property, plant and equipment	(1,113)	(1,033)
Acquisition of licenses and other assets, net	(2,721)	(2,779)
Purchases of strategic investments	—	(40)
Proceeds from sale of strategic investments	2,110	—
Net cash (used in) provided by investing activities	(170,456)	12,964

Financing activities:
Proceeds from equity awards	56,898	7,789
Proceeds from issuance of 2¾ percent convertible senior notes, net of issuance costs	—	194,689
Principal and premium payment on redemption of the 2 5/8 percent convertible subordinated notes	—	(163,718)
Net proceeds from public common stock offering	173,292	—
Proceeds from equipment financing arrangement	2,513	9,100
Principal payments on debt and capital lease obligations	(8,306)	(7,579)
Net cash provided by financing activities	224,397	40,281

Net increase in cash and cash equivalents	131,926	19,086
Cash and cash equivalents at beginning of period	124,482	65,477
Cash and cash equivalents at end of period	$256,408	$84,563

Supplemental disclosures of cash flow information:
Interest paid	$3,079	$5,584
Income taxes paid	$2	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$835	$839

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1.                                      Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2012. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx, which we previously referred to as ISIS-AZ1Rx.  We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We are responsible for completing an ongoing clinical study of ISIS-STAT3Rx and IND-enabling studies for ISIS-ARRx. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-ARRx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug.  Since this agreement has multiple elements, we evaluated the deliverables in this arrangement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

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

From time to time, we may enter into separate agreements at or near the same time with the same customer.  We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement.  We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.  For example, since early 2012 we have entered into four collaboration agreements with Biogen Idec:

•                  In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for Spinal Muscular Atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials.

•                  In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

•                  In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

•                  In September 2013, we entered into a fourth and separate collaboration agreement with Biogen Idec to leverage antisense technology to advance the treatment of neurological diseases.  We granted Biogen Idec exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug developed under this collaboration, while Biogen Idec is responsible for the creation and development of small molecule treatments and biologics.

All four of these collaboration agreements give Biogen Idec the option or options to license one or more drugs resulting from the specific collaboration.  If Biogen Idec exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen Idec achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

We evaluated all four of the Biogen Idec agreements to determine whether we should account for them as separate agreements.  We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, each agreement focuses on different drugs, there are no interrelated or interdependent variables, there are no provisions in any of these agreements that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other.  We also evaluated the deliverables in each of these agreements to determine whether they met the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting.  For all four of these agreements, we determined that the options did not have stand-alone value because Biogen Idec cannot pursue the development or commercialization of the drugs resulting from these collaborations until it exercises the respective option or options.  As such, for each agreement we considered the deliverables to be a single unit of accounting and we are recognizing the upfront payment for each of the agreements over the respective research and development term, which is the estimated period of our performance.

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

We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with ongoing access to new technologies we discover, we have determined that all future development, regulatory and commercialization milestones are substantive. For example, for our strategic alliance with Biogen Idec, we are using our antisense drug discovery platform to seek out and develop new drugs against targets for neurological diseases. Alternatively, we provide on-going access to our technology to Alnylam Pharmaceuticals, Inc. to develop and commercialize RNA interference, or RNAi, therapeutics.  We consider milestones for both of these collaborations to be substantive.  In evaluating if a milestone is substantive we consider whether:

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

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.  We earned $60.5 million in milestone payments in the first nine months of 2013, including a $25 million milestone payment from Genzyme we recognized in the first quarter of 2013 when the FDA approved the KYNAMRO NDA.  We consider milestone payments related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Therefore, we recognized the entire $60.5 million in milestone payments in the first nine months of 2013.  Further information about our collaborative arrangements can be found in Note 8, Collaborative Arrangements and Licensing Agreements, below and Note 7, Collaborative Arrangements and Licensing Agreements, of our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

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

Research, development and patent expense

We expense research and development costs as we incur them. We include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs, and other expenses that are directly related to our research and development operations in research and development expense. For the three and nine months ended September 30, 2013, research and development expenses were $45.0 million and $122.8 million, respectively, compared to $35.6 million and $113.4 million for the same periods in 2012.

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We amortize patent costs over their useful lives, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.  We include non-cash charges for amortization and write-downs of capitalized patent costs, as well as legal fees for patent litigation and patent defense in patent expense.  For the three and nine months ended September 30, 2013, patent expenses were $695,000 and $3.8 million, respectively, compared to $988,000 and $2.3 million for the same periods in 2012.  Patent expenses include non-cash charges related to the write-down of our patent costs to their estimated net realizable values of $166,000 and $441,000 for the three and nine months ended  September 30, 2013, respectively, compared to $376,000 and $664,000 for the same periods in 2012.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At September 30, 2013 we held ownership interests of less than 20 percent in each of the respective companies.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials and historical write-offs. We did not record any inventory write-offs for the first nine months of 2013 and 2012. Total inventory, which consisted of raw materials, was $7.4 million and $6.1 million as of September 30, 2013 and December 31, 2012, respectively.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and nine months ended September 30, 2013 and 2012, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.  The following would have had an anti-dilutive effect on net loss per share:

•                  2 3/4 percent convertible senior notes;

•                  2 5/8 percent convertible subordinated notes;

•                  GlaxoSmithKline convertible promissory notes issued by Regulus;

•                  Dilutive stock options; and

•                  Unvested restricted stock units.

We redeemed all of our 2 5/8 percent notes in September 2012 and in October 2012 Regulus completed an IPO, upon which we were no longer guarantors on the two convertible notes that Regulus issued to GSK.  As a result, the 2 5/8 percent notes and GSK convertible promissory notes are not common equivalent shares for the three and nine months ended September 30, 2013.

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

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of September 30, 2013 and December 31, 2012, we had collaborative arrangements with five and six entities, respectively, that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have both the power to direct the activities that most significantly impact the economic performance of our variable interest entities and the obligation to absorb losses or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  As of September 30, 2013, the total carrying value of our investments in variable interest entities was $66.8 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income

Accumulated other comprehensive income  is comprised of unrealized gains and losses on securities, net of taxes, and  adjustments we made to reclassify realized gains and losses on securities from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Beginning balance accumulated other comprehensive income (loss)	$26,986	$968	$12,480	$(770)
Other comprehensive income (loss) before reclassifications, net of tax (1)	2,207	(122)	17,876	1,616
Amounts reclassified from accumulated other comprehensive income (2)	(172)	—	(1,335)	—
Net current period other comprehensive income (loss)	2,035	(122)	16,541	1,616
Ending balance accumulated other comprehensive income	$29,021	$846	$29,021	$846

(1)         Other comprehensive income includes income tax expense of $1.4 million and $11.4 million, respectively, for the three and nine months ended September 30, 2013 and $1.1 million for the three and nine months ended September 30, 2012.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns.  For the nine months ended September 30, 2013 and 2012, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.0%	1.0%
Dividend yield	0.0%	0.0%
Volatility	51.4%	50.7%
Expected life	5.1 years	5.1 years

ESPP:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.1%	0.2%
Dividend yield	0.0%	0.0%
Volatility	62.9%	49.6%
Expected life	6 months	6 months

Board of Director Stock Options:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	2.2%	1.3%
Dividend yield	0.0%	0.0%
Volatility	52.7%	51.3%
Expected life	7.2 years	7.6 years

The fair value of RSUs is based on the market price of our common stock on the date of grant.  RSUs vest annually over a four year period.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the nine months ended September 30, 2013 was $15.29 and $27.95, respectively.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the nine months ended September 30, 2012 was $7.97 and $12.94, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development	$2,373	$1,720	$7,171	$5,728
General and administrative	439	314	1,147	1,033
Total	$2,812	$2,034	$8,318	$6,761

As of September 30, 2013, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $10.1 million and $3.3 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.2 years and 1.7 years, respectively.

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

3.                                      Investments

As of September 30, 2013, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2013:

One year or less	39%
After one year but within two years	42%
After two years but within three years	19%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 81 percent of our available-for-sale securities having a maturity of less than two years.

At September 30, 2013, we had an ownership interest of less than 20 percent in each of three private companies and three public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S), Achaogen Inc., and Atlantic Pharmaceuticals Limited.  The publicly-traded companies are Antisense Therapeutics Limited, iCo Therapeutics Inc., and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. In the first quarter of 2013, we sold all of the common stock of Sarepta Therapeutics, Inc. that we owned resulting in a realized gain of $1.1 million.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
September 30, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$119,472	$65	$(44)	$—	$119,493
Debt securities issued by U.S. government agencies (1)	19,341	11	(27)	—	19,325
Debt securities issued by the U.S. Treasury	7,257	10	—	—	7,267
Debt securities issued by states of the United States and political subdivisions of the states	16,110	19	(16)	—	16,113
Total securities with a maturity of one year or less	162,180	105	(87)	—	162,198
Corporate debt securities	220,494	87	(507)	—	220,074
Debt securities issued by U.S. government agencies	17,479	22	(6)	—	17,495
Debt securities issued by the U.S. Treasury	9,075	22	—	—	9,097
Debt securities issued by states of the United States and political subdivisions of the states	7,202	25	(1)	—	7,226
Total securities with a maturity of more than one year	254,250	156	(514)	—	253,892
Total	$416,430	$261	$(601)	$—	$416,090

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
September 30, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$49,478	$—	$—	$65,004
Securities included in other current assets	1,538	1,174	—	(880)	1,832
Securities included in deposits and other assets	625	—	—	—	625
Total	$17,689	$50,652	$—	$(880)	$67,461

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2012	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$115,249	$81	$(9)	$—	$115,321
Debt securities issued by U.S. government agencies (1)	12,100	2	(66)	—	12,036
Debt securities issued by the U.S. Treasury	1,000	1	—	—	1,001
Debt securities issued by states of the United States and political subdivisions of the states	16,560	18	(2)	—	16,576
Total securities with a maturity of one year or less	144,909	102	(77)	—	144,934
Corporate debt securities	80,166	112	(92)	—	80,186
Debt securities issued by U.S. government agencies	8,034	38	—	—	8,072
Debt securities issued by the U.S. Treasury	12,424	27	—	—	12,451
Debt securities issued by states of the United States and political subdivisions of the states	8,306	31	(16)	—	8,321
Total securities with a maturity of more than one year	108,930	208	(108)	—	109,030
Total	$253,839	$310	$(185)	$—	$253,964

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
December 31, 2012	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$18,096	$—	$—	$33,622
Securities included in other current assets	1,579	4,175	—	(880)	4,874
Securities included in deposits and other assets	625	—	—	—	625
Total	$17,730	$22,271	$—	$(880)	$39,121

(1)         Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

We believe that the decline in value of certain of our securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore, we anticipate full recovery of their amortized cost basis at maturity.

Investments we considered to be temporarily impaired at September 30, 2013 were as follows (in thousands):

		Less than 12 months of temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	137	$218,610	$(551)
Debt securities issued by U.S. government agencies	4	19,976	(33)
Debt securities issued by states of the United States and political subdivisions of the states	4	5,104	(17)
Total temporarily impaired securities	145	$243,690	$(601)

4.                                    Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and an investment in equity securities in a publicly-held biotechnology company; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 3 investments include investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there are restrictions on when we can trade the securities. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian banks or from a professional pricing service.  We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian bank or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.  During the three and nine months ended September 30, 2013 and 2012 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at September 30, 2013 and December 31, 2012 as follows (in thousands):

	At September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$241,007	$239,407	$1,600	$—
Corporate debt securities (2)	337,967	—	337,967	—
Debt securities issued by U.S. government agencies (2)	36,820	—	36,820	—
Debt securities issued by the U.S. Treasury (2)	16,364	16,364	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	23,339	—	23,339	—
Investment in Regulus Therapeutics Inc.	65,004	—	—	65,004
Equity securities (3)	1,832	1,832	—	—
Total	$722,333	$257,603	$399,726	$65,004

	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$105,496	$101,496	$4,000	$—
Corporate debt securities (2)	193,507	—	193,507	—
Debt securities issued by U.S. government agencies (2)	18,108	—	18,108	—
Debt securities issued by the U.S. Treasury (2)	13,452	13,452	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	24,897	—	24,897	—
Investment in Regulus Therapeutics Inc.	33,622	—	—	33,622
Equity securities (3)	4,874	4,146	—	728
Total	$393,956	$119,094	$240,512	$34,350

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)         Included in short-term investments on our condensed consolidated balance sheet.

(3)         Included in other current assets on our condensed consolidated balance sheet.

We classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc., or Sarepta, as Level 3.  We calculated a lack of marketability discount on the fair value of these investments because of trading restrictions on the securities. We consider the inputs we used to calculate the lack of marketability discount Level 3 inputs and, as a result, we categorized these investments as Level 3.  We determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. In the first quarter of 2013, we sold all of the common stock of Sarepta that we owned resulting in a realized gain of $1.1 million. As of

September 30, 2013, our Level 3 investments consisted of our investment in Regulus, with a gross fair value of $66.5 million less a lack of marketability discount of $1.5 million for a net carrying value of $65.0 million.  As of December 31, 2012, our Level 3 investments consisted of our investment in Regulus and Sarepta with a gross fair value of $44.4 million and $1.0 million, respectively, less a lack of marketability discount of $10.8 million and $296,000, respectively, for a net carrying value of $33.6 million and $728,000, respectively.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012

Beginning balance of Level 3 investments	$34,350	$—
Purchases	—	40
Total gains and losses:
Included in gain on investments	(1,163)	—
Included in accumulated other comprehensive income	33,329	337
Cost basis of shares sold	(40)	—
Ending balance of Level 3 investments	$66,476	$377

Other Fair Value Disclosures

Our 2¾ percent convertible senior notes had a fair value of $480.6 million at September 30, 2013.  We determine the fair value of our 2¾ percent convertible senior notes based on quoted market prices for these notes, which is a Level 2 measurement.

5.                                    Long-Term Obligations

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.38 percent. As of September 30, 2013, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.34 percent and we can borrow up to an additional $3.4 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at September 30, 2013 and December 31, 2012 was $8.7 million and $10.0 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

6.                                      Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Partner A	48%	18%	22%	7%
Partner B	18%	0%	21%	0%
Partner C	25%	21%	16%	7%
Partner D	0%	41%	31%	78%

Contract receivables from two significant partners comprised approximately 93 percent of our contract receivables at September 30, 2013. Contract receivables from four significant partners comprised approximately 83 percent of our contract receivables at December 31, 2012.

7.                                      Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the first nine months of 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, we recorded a $6.4 million tax benefit on our condensed consolidated statements of operations and an $11.4 million tax expense in other comprehensive income for the nine months ended September 30, 2013.

8.                                      Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  The agreement includes $31 million in upfront and near-term payments comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees and double-digit royalties on any product sales of drugs resulting from this collaboration.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx, which we previously referred to as ISIS-AZ1Rx, for the treatment of cancer and an option to license up to three cancer drugs under a separate research program.

Together with AstraZeneca, we are evaluating ISIS-STAT3Rx in patients with advanced cancer.  AstraZeneca is conducting a Phase 1b/2a clinical study of ISIS-STAT3Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC.  We are concurrently completing a clinical study evaluating ISIS-STAT3Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma.  We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. In June 2013, we earned a $10 million milestone payment when AstraZeneca added a second development candidate, ISIS-ARRx, to our collaboration.  ISIS-ARRx is an antisense drug designed to treat patients with prostate cancer by inhibiting the production of the androgen receptor, or AR.  If AstraZeneca successfully develops drugs under all three cancer programs, we could receive substantive milestone payments of more than $970 million, including up to $315.5 million for the achievement of development milestones and up to $655 million for the achievement of regulatory milestones.  We could earn the next milestone payment of up to $50 million if we meet pre-agreed efficacy and safety criteria in our ongoing ISIS-STAT3Rx study in patients with advanced cancer.

In August 2013, we added another collaboration program with AstraZeneca to discover and develop an antisense drug against an undisclosed target.  AstraZeneca has the option to license a drug resulting from this research collaboration, and if AstraZeneca exercises its option, it will be responsible for all further development and commercialization of the drug.  We received a $750,000 upfront payment and are eligible to receive license fees and substantive milestone payments of nearly $153.2 million, including up to $35.2 million for the achievement of development milestones and up to $105 million for regulatory milestones.  We will earn the next $3.2 million milestone payment if a development candidate is identified under this collaboration.  In addition, we are eligible to receive up to double-digit royalties on sales from any product that AstraZeneca successfully commercializes under this collaboration.

During the three and nine months ended September 30, 2013, we earned revenue of $4.2 million and $22.0 million, respectively, from our relationship with AstraZeneca, which represented 18 percent and 21 percent, respectively, of our total revenue for those periods.  Our balance sheets at September 30, 2013 and December 31, 2012 included deferred revenue of $14.3 million and $15.7 million, respectively, related to our relationship with AstraZeneca.

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise.  In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies.  If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. In April 2013, we initiated a Phase 2 study of ISIS-SMNRx in infants with SMA, which began the Phase 2/3 program for ISIS-SMNRx. Under the terms of the agreement, we received an upfront payment of $29 million and over the term of the collaboration are eligible to receive up to $270 million in a license fee and substantive milestone payments.  We are eligible to receive $45 million in milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing, of which we have earned $5.5 million in milestone payments for advancing the Phase 2 study of ISIS-SMNRx in infants with SMA.

To date, we have earned two of the four payments under the March 2013 amendment to the payment terms for the $18 million milestone payment we could earn for the progression of this Phase 2/3 study in infants.  We will earn a $1.5 million milestone payment, the third of four payments, if we dose the eighth patient in a Phase 3 study of ISIS-SMNRx in infants.  We are also eligible to receive up to $150 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive up to double-digit royalties on any product sales of ISIS-SMNRx.

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  We are responsible for global development of the drug through the completion of a Phase 2 clinical trial.  Biogen Idec has the option to license the drug through the completion of the Phase 2 trial.  Under the terms of the agreement, we received an upfront payment of $12 million and over the term of the collaboration are eligible to receive up to $259 million in a license fee and substantive milestone payments. In October 2013, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study on a drug targeting DMPK, ISIS-DMPKRx, and we are eligible to receive up to another $49 million in milestone payments associated with the development of ISIS-DMPKRx prior to licensing.  We are also eligible to receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive up to double-digit royalties on any product sales of the drug. We will earn the next milestone payment of $14 million if we initiate a Phase 1 study for ISIS-DMPKRx.

In December 2012, we and Biogen Idec entered into a third and separate collaboration to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of the drugs through the completion of the initial Phase 2 clinical study.  Biogen Idec has the option to license a drug from each of the three programs through the completion of Phase 2 studies. Under the terms of the agreement, we received an upfront payment of $30 million and over the term of the collaboration are eligible to receive up to $259 million in a license fee and substantive milestone payments per program.  We could receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials, and up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive double-digit royalties on any product sales of drugs resulting from each of the three programs.  We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

In September 2013, we and Biogen Idec entered into a fourth and separate collaboration, which is a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurological diseases.  As part of the collaboration, Biogen Idec will gain exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license drugs resulting from this collaboration. The exclusivity for neurological diseases will last six years, and may be extended for the specific drug development programs being pursued under the collaboration.  Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all drugs developed through this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen Idec.  If we have a change of control during the first six years of the collaboration, we may be required to refund Biogen Idec a portion of the $100 million upfront payment, with the amount of the potential refund decreasing ratably as we progress through the initial six year term of the collaboration.  We recorded the $100 million upfront payment as deferred revenue and will begin amortizing it over our period of performance in October 2013.  Because the amortization period for the upfront payment will never be less than the initial six year term of the collaboration, the amount of revenue we recognize from the upfront payment will never exceed the amount that Biogen Idec could potentially require us to refund.

If an antisense molecule is chosen for drug discovery and development of a neurological disease, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments for each antisense drug developed under the collaboration. We are eligible to receive up to approximately $60 million for the achievement of development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept.  Biogen Idec will then be responsible for later phase development and commercialization of the licensed drug. In addition, we are eligible to receive double-digit royalties on any product sales of antisense drugs developed under this collaboration.  If other modalities, such as small molecules or monoclonal antibodies are chosen, we have the opportunity to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of development milestones and up to $55 million for the achievement of regulatory milestones. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.  In addition, we are eligible to receive single-digit royalties on any product sales of any drugs using other modalities developed under this collaboration.  We could earn the next milestone payment of up to $10 million if we choose a target to advance under this collaboration.

During the three and nine months ended September 30, 2013, we earned revenue of $5.9 million and $17.1 million, respectively, from our relationships with Biogen Idec, which represented 25 percent and 16 percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $2.4 million and $6.0 million for the same periods in 2012.  Our balance sheets at September 30, 2013 and December 31, 2012 included deferred revenue of $152.5 million and $62.6 million, respectively, related to the upfront payments.

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

Under this alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  We agreed to supply the drug substance for KYNAMRO for the Phase 3 clinical trials and initial commercial launch.  Genzyme is responsible for manufacturing the finished drug product for KYNAMRO, including the initial commercial launch supply, and Genzyme will be responsible for the long term supply of KYNAMRO drug substance and finished drug product.  As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO.  In 2011, we satisfied our development funding obligation.  As such, we and Genzyme are sharing development expenses equally until KYNAMRO is profitable.

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

The price Genzyme paid for our common stock represented a significant premium over the then fair value of our common stock.  In May 2012, we finished amortizing this $100 million premium along with the $175 million licensing fee that we received in the second quarter of 2008.  During the nine months ended September 30, 2013, we earned revenue of $32.5 million from our relationship with Genzyme, which represented 31 percent of our total revenue for this period.  In comparison, we earned revenue of $4.7 million and $63.9 million for the same periods in 2012.  Our balance sheet at December 31, 2012 included deferred revenue of $3.8 million for KYNAMRO drug substance that we shipped to Genzyme in 2013.

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

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012, and we received a $7.5 million milestone payment in February 2013 when we initiated the Phase 2/3 clinical study for ISIS-TTRRx.  Most recently, we earned a $2 million milestone payment in July 2013 for advancing the ongoing Phase 2/3 study of ISIS-TTRRx.  We have earned $19.5 million in milestone payments from GSK related to the development of ISIS-TTRRx and we are eligible to earn an additional $48 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, GSK has increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet certain sales thresholds.

Our strategic alliance currently includes five active programs including the ISIS-TTRRx program.  We are eligible to receive on average up to $20 million in milestone payments up to Phase 2 proof-of-concept for each program, except the ISIS-TTRRx program, which we describe above.  GSK has the option to license drugs from these programs at Phase 2 proof-of-concept, and if GSK exercises its option to a program it will be responsible for all further development and commercialization of the program.  In September 2013, we designated ISIS-GSK3Rx as an additional development candidate to our collaboration with GSK.  ISIS-GSK3Rx is an antisense drug designed to inhibit the production of an undisclosed target to treat a common viral infection.  In September 2013, we earned $7 million in milestone payments associated with advancing the ISIS-GSK3Rx program.  Under the terms of the amended agreement, if GSK successfully develops all five programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of nearly $1.2 billion, including up to $195.5 million for the achievement of development milestones, up to $526.5 million for the achievement of regulatory milestones and up to $445 million for the achievement of commercialization milestones. We will earn the next $2 million milestone payment if we further progress the Phase 2/3 clinical study for ISIS-TTRRx.  In addition, we are eligible to receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

During the three and nine months ended September 30, 2013, we earned revenue of $11.3 million and $23.5 million, respectively, from our relationship with GSK, which represented 48 percent and 22 percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $2.1 million and $6.0 million for the same periods in 2012.  Our balance sheets at September 30, 2013 and December 31, 2012 included deferred revenue of $13.2 million and $19.9 million, respectively, related to our relationship with GSK.

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

During the three and nine months ended September 30, 2013, we earned revenue of $1.9 million and $3.1 million, respectively, from our relationship with Roche.  Our balance sheet at September 30, 2013 included deferred revenue of $26.9 million related to the upfront payment.

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

During the nine months ended September 30, 2013, we earned revenue of $3.5 million from our relationship with Xenon.

External Project Funding

CHDI Foundation, Inc.

Starting in November 2007, CHDI provided financial and scientific support to our HD drug discovery program through our development collaboration.  In April 2013, we formed an alliance with Roche to develop treatments for HD. Under the terms of our agreement with CHDI, we will reimburse CHDI for a portion of its support of our HD program out of the payments we receive from Roche. In April 2013, we paid CHDI $1.5 million associated with the signing of the Roche agreement which we recorded as research and development expense.  In October 2013, we paid CHDI an additional $1.5 million, which we recorded as research and development expense in the third quarter of 2013, because we further progressed our HD program.  If we achieve certain milestones under our collaboration with Roche, we will make additional payments to CHDI.  During the nine months ended September 30, 2013, we earned revenue of $414,000 from our relationship with CHDI.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 34 of this Report.

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

Our pipeline goes well beyond KYNAMRO. We have a pipeline of 30 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas.  We believe that several of the drugs in our pipeline could reach the market by 2017.  For instance, we designed our transthyretin, or TTR, amyloidosis and spinal muscular atrophy, or SMA, drugs to treat patients with severe and rare diseases who have very limited therapeutic options.  Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market.  In addition, several of the drugs in our pipeline are advancing through Phase 2 clinical programs and could represent significant near and mid-term licensing opportunities.  These drugs, including ISIS-CRPRx and ISIS-FXIRx, represent substantial commercial opportunities with the potential for Phase 2 data within the next 9 to 15 months.  Further, we recently reported encouraging Phase 2 data for ISIS-APOCIIIRx and we plan to advance ISIS-APOCIIIRx into a Phase 3 program early next year.  We plan to use the proceeds from our June 2013 public offering of common stock to develop select drugs in our pipeline, such as ISIS-APOCIIIRx, to later stages of development prior to partnering.

To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a broad base of license fees, milestone payments and royalty income.  We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec, GlaxoSmithKline, or GSK, and Roche, early in the development of a drug.  Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer.  These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts.  As in our other partnerships, we benefit financially from upfront payments, milestone payments, licensing fees and royalties.  This allows us to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For example, through our oncology partnership with AstraZeneca, we are capitalizing on AstraZeneca’s development experience and research in oncology.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  Since January 2012, we have initiated six new partnerships that involve neurological diseases or cancer, including a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington’s disease, four strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, and a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer.  We have received more than $230 million in upfront payments and have the potential to earn nearly $6 billion in future milestone payments and licensing fees from these partnerships.  Since 2007, our partnerships have generated an aggregate of more than $1 billion in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding. In addition, for our current partnered programs we have the potential to earn nearly $9 billion in future milestone payments and licensing fees. We also have the potential to share in the future commercial success of our inventions and drugs resulting from these partnerships through earn out, profit sharing, or royalty arrangements.

We also work with a consortium of smaller companies that can exploit our drugs and technologies. We call these smaller companies our satellite companies.  In this way, we benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus.  In addition, we can maintain our broad RNA technology leadership through collaborations with companies such as Alnylam Pharmaceuticals, Inc., or Alnylam, and Regulus Therapeutics Inc., or Regulus, a company we co-founded with Alnylam focused on microRNA therapeutics.  In October 2012, Regulus completed an initial public offering.  As of September 30, 2013, the carrying value of our investment in Regulus was $65 million, demonstrating the value of our satellite company strategy. All of these different types of relationships are part of our unique business model and create near and long-term shareholder value.

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

Recent Events

Drug Development Highlights

•                  We reported encouraging Phase 1 and Phase 2 data on a number of antisense drugs, demonstrating good safety and tolerability profiles with encouraging results in measures of efficacy in multiple disease settings.

•                  We reported multiple Phase 2 data sets on ISIS-APOCIIIRx demonstrating that ISIS-APOCIIIRx works in patients with high to severely high triglycerides, including patients with FCS.  Treatment with ISIS-APOCIIIRx  resulted in significant reductions of apoC-III and triglycerides, and significant increases in HDL-C.

•                  Dr. Kathy Swoboda presented follow up data from a single-dose open-label Phase 1 study of ISIS-SMNRx in children with SMA at the International Congress of the World Muscle Society.  In this study, data suggest that children from the two highest doses continued to show improvements in muscle function tests up to 14 months after a single injection of ISIS-SMNRx.

•                  We reported Phase 2 data on ISIS-CRPRx in patients with rheumatoid arthritis, or RA.

•                  We continued to mature our pipeline by advancing drugs in development and initiating new clinical studies.

•                  We advanced the Phase 2/3 study of ISIS-TTRRx, a drug to treat patients with familial amyloid polyneuropathy.  As a result, we earned $2 million from GlaxoSmithKline.

•                  We advanced the Phase 2 study of ISIS-SMNRx in infants with SMA.  As a result, we earned a $2 million milestone payment from Biogen Idec.

•                  We initiated Phase 2 studies on ISIS-GCGRRx and ISIS-PTP1BRx, all antisense drugs designed to control glucose in patients with type 2 diabetes.

•                 We and our partners continued to add new drugs to the development pipeline.

•                  We and Biogen Idec selected a development candidate, ISIS-DMPKRx, for the treatment of patients with myotonic dystrophy type I.  Upon initiation of IND-enabling studies, we earned a $10 million milestone payment from Biogen Idec.

•                  GlaxoSmithKline added a development candidate, ISIS-GSK3Rx, to its collaboration with us.  We earned $7 million in milestone payments from GlaxoSmithKline as a result.

•                  Regulus nominated a development candidate, RG-101, to move forward in development for the treatment of patients with hepatitis C virus.  This is the first drug targeting a microRNA that Regulus has moved into development.

Corporate Highlights

•                  We formed a broad strategic alliance with Biogen Idec to discover and develop antisense drugs to treat neurological disorders.

•                  We received a $100 million upfront payment from Biogen Idec as part of the collaboration that combines Biogen Idec’s expertise in neurology with our leadership in antisense technology to develop novel therapies to treat neurological diseases.  We are eligible to receive substantial milestone payments, license fees and royalty payments for all treatments developed through this collaboration.

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

Results of Operations

Revenue

Revenue for the three and nine months ended September 30, 2013 was $23.6 million and $105.0 million, respectively, compared to $11.6 million and $82.2 million for the same periods in 2012.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, we earned more than $60 million in revenue from milestone and licensing payments in the first nine months of 2013 including:

•                  $25 million from Genzyme when the FDA approved the KYNAMRO NDA;

•                  $10 million when AstraZeneca added a second development candidate, ISIS-ARRx, to its collaboration with us;

•                  $16.5 million from GlaxoSmithKline because we initiated the Phase 2/3 study of  ISIS-TTRRx and advanced  ISIS-GSK3Rx in development;

•                  $5.5 million from Biogen Idec because we advanced the Phase 2 study of ISIS-SMNRx in infants; and

•                  $3.5 million when Xenon licensed  XEN701 from us.

Our revenue in the first nine months of 2013 also included more than $33 million in revenue we earned from our alliances with AstraZeneca, Biogen Idec, GlaxoSmithKline and Roche.

In September 2013, we and Biogen Idec entered into a new strategic neurology collaboration.  As part of this collaboration, we received a $100 million upfront payment, which we will begin amortizing into revenue over six years starting in October 2013.  In addition in the fourth quarter of 2013, we have already earned $10 million in a milestone payment for advancing ISIS-DMPKRx in development.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2013 was $23.4 million and $102.9 million, respectively, compared to $11.1 million and $80.1 million for the same periods in 2012. The increase in the first nine months of 2013 was primarily due to an increase in milestone payments compared to the same period in 2012 and more than $33 million in revenue we earned from our alliances with AstraZeneca, Biogen Idec, GlaxoSmithKline and Roche.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2013 was $202,000 and $2.1 million, respectively, and was essentially flat when compared to $474,000 and $2.1 million for the same periods in 2012.

Operating Expenses

As projected, operating expenses of $49.1 million and $136.8 million, respectively, for the three and nine months ended September 30, 2013 were moderately higher compared to $39.6 million and $125.0 million for the same periods in 2012.  Expenses in the first nine months of 2013 were higher primarily due to higher development costs associated with the progression of several of the drugs in our pipeline into later stage clinical trials.

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

Research, Development and Patent Expenses

Our research, development and patent expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research, development and patent expenses	$43,287	$34,831	$119,432	$109,972
Non-cash compensation expense related to equity awards	2,373	1,720	7,171	5,728
Total research, development and patent expenses	$45,660	$36,551	$126,603	$115,700

As projected, research, development and patent expenses of $43.3 million and $119.4 million for the three and nine months ended September 30, 2013, respectively, were moderately higher compared to $34.8 million and $110.0 million for the same periods in 2012.  Research, development and patent expenses in the first nine months of 2013 were higher primarily due to higher development costs associated with the progression of several of the drugs in our pipeline into later stage clinical trials.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Antisense drug discovery expenses	$9,503	$8,250	$29,754	$25,044
Non-cash compensation expense related to equity awards	667	499	2,118	1,663
Total antisense drug discovery	$10,170	$8,749	$31,872	$26,707

Antisense drug discovery costs for the three and nine months ended September 30, 2013 were $9.5 million and $29.8 million, respectively, compared to $8.3 million and $25.0 million for the same periods in 2012.  Expenses increased in 2013 compared to 2012 primarily due to a $1.5 million payment we made to CHDI in the second quarter of 2013 and due to additional supplies used in our research activities.  Under the terms of our agreement with CHDI, we reimbursed CHDI for a portion of its support of our HD program out of the $30 million upfront payment we received from our alliance with Roche to develop treatments for HD. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

KYNAMRO	$2,913	$2,593	$6,504	$8,060
ISIS-TTRRx	1,534	788	3,519	3,332
Other antisense development products	15,453	10,188	39,041	34,337
Development overhead costs	1,982	1,555	5,542	5,005
Non-cash compensation expense related to equity awards	741	589	2,317	1,970
Total antisense drug development	$22,623	$15,713	$56,923	$52,704

Antisense drug development expenses were $21.9 million and $54.6 million for the three and nine months ended September 30, 2013, respectively, compared to $15.1 million and $50.7 million for the same periods in 2012.  Expenses increased in 2013 compared to 2012 primarily due to costs associated with the progression of several of the drugs in our pipeline into later stage clinical trials.  These increases were offset, in part, by a decrease in expenses related to KYNAMRO.  All amounts exclude non-cash compensation expense related to equity awards.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state in which we continually adjust the development strategy for each product. Although we may characterize a product as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous products in preclinical and early stage clinical research, the fluctuations in expenses from product to product, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related costs. As part of our collaboration with Genzyme, we have transitioned development responsibility for KYNAMRO to Genzyme.  We and Genzyme share development costs equally until KYNAMRO is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Manufacturing and operations	$5,454	$4,624	$14,029	$14,309
Non-cash compensation expense related to equity awards	306	232	965	797
Total manufacturing and operations	$5,760	$4,856	$14,994	$15,106

Manufacturing and operations expenses of $5.5 million and $14.0 million for the three and nine months ended September 30, 2013, respectively, decreased slightly compared to $4.6 million and $14.3 million for the same periods in 2012.  All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Personnel costs	$2,291	$2,252	$6,946	6,792
Occupancy	1,787	1,767	5,121	5,170
Patent expenses	695	988	3,769	2,334
Depreciation and amortization	589	773	1,886	2,371
Insurance	273	286	840	866
Other	813	767	2,481	2,352
Non-cash compensation expense related to equity awards	659	400	1,771	1,298
Total R&D support	$7,107	$7,233	$22,814	$21,183

R&D support costs for the three and nine months ended September 30, 2013 were $6.4 million and $21.0 million, respectively, compared to $6.8 million and $19.9 million for the same periods in 2012.  Expenses increased in the first half of 2013 compared to the same period in 2012 primarily due to litigation costs for our patent infringement lawsuit against Santaris Pharma A/S.  All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative expenses	$2,991	$2,782	$9,094	$8,248
Non-cash compensation expense related to equity awards	439	314	1,147	1,033
Total general and administrative	$3,430	$3,096	$10,241	$9,281

General and administrative expenses of $3.0 million and $9.1 million for the three and nine months ended September 30, 2013, respectively, were slightly higher compared to $2.8 million and $8.2 million for the same periods in 2012 primarily due to higher personnel expenses. All amounts exclude non-cash compensation expense related to equity awards.

Equity in Net Loss of Regulus Therapeutics Inc.

We did not recognize any equity in net loss of Regulus for the three and nine months ended September 30, 2013, compared to equity in net loss of Regulus of $1.1 million for the nine months ended September 30, 2012.  We used the equity method of accounting to account for our investment in Regulus until Regulus’ IPO in October 2012.  In the fourth quarter of 2012, we began accounting for our investment at fair value because we now own less than 20 percent of Regulus’ common stock and we no longer have significant influence over the operating and financial policies of Regulus.

Investment Income

Investment income for the three and nine months ended September 30, 2013 was $434,000 and $1.4 million, respectively, compared to $408,000 and $1.5 million for the same periods in 2012.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs on our convertible notes, non-cash interest expense related to the long-term financing liability for our primary facility, and interest expense payable in cash for our convertible notes and other miscellaneous debt related items.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible Notes:
Non-cash amortization of debt discount and debt issuance costs	$1,711	$3,355	$5,022	$8,192
Interest expense payable in cash	1,383	789	4,151	2,922
Non-cash interest expense for long-term financing liability	1,644	1,627	4,919	4,871
Other	129	166	378	350
Total interest expense	$4,867	$5,937	$14,470	$16,335

Interest expense for the three and nine months ended September 30, 2013 was $4.9 million and $14.5 million, respectively, compared to $5.9 million and $16.3 million for the same periods in 2012. The decrease in interest expense was primarily due to a decrease in amortization of debt discount related to our convertible notes.  We record non-cash amortization of debt discount on our convertible notes because we account for our convertible notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assign a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature, which means we record the debt instruments at a discount that we amortize over the life of the notes as non-cash interest expense. We are using an eight percent borrowing rate for the 2 3/4 percent convertible senior notes compared to a 9.3 percent borrowing rate for the 2 5/8 percent convertible subordinated notes that we redeemed in September 2012.  The borrowing rate for our 2 3/4 percent notes is less than the rate for our 2 5/8 percent notes because of an improvement in our financial strength and market conditions at the time of each issuance.  As a result, we are amortizing less debt discount for the 2 3/4 percent notes compared to the 2 5/8 percent notes.  This decrease is partially offset by an increase in interest expense payable in cash because the interest rate is higher on our 2 3/4 percent notes compared to our 2 5/8 percent notes.

Gain on Investments, net

Gain on investments for the three and nine months ended September 30, 2013 was $175,000 and $2.1 million, respectively, compared to a net gain of $19,000 for the nine months ended September 30, 2012. The gain on investments in the first nine months of 2013 was primarily due to $1.1 million we received in the first quarter of 2013 when we sold the stock we held in Sarepta Therapeutics, Inc. and the $844,000 payment we received from Pfizer, Inc. in the second quarter of 2013 related to its acquisition of Excaliard Pharmaceuticals, Inc.  These gains demonstrate the value that we are realizing from our satellite company strategy.

Income Tax Benefit

We recognized a tax benefit of $5.2 million and $6.4 million for the three and nine months ended September 30, 2013, respectively, compared to a tax benefit of $706,000 and $704,000 for the same periods in 2012.  The tax benefit we recorded in 2013 is primarily related to the unrealized gain on our investment in Regulus, which reflects the increase in Regulus’ stock price this year.

Net Loss and Net Loss per Share

Net loss for the three and nine months ended September 30, 2013 was $24.6 million and $36.4 million, respectively, compared to $37.6 million and $62.8 million for the same periods in 2012. Basic and diluted net loss per share for the three and nine months ended September 30, 2013 were $0.21 per share and $0.33 per share, respectively, compared to $0.37 per share and $0.63 per share for the same periods in 2012.  Our net loss for the nine months ended September 30, 2013 decreased compared to 2012 primarily due to the increase in the amount of revenue we earned from our partners in the first nine months of 2013, offset in part, by a moderate increase in operating expenses.  In addition, our income tax benefit in 2013 increased by $5.7 million compared to 2012.  Also contributing to the decrease in our net loss was a $4.8 million loss on the early retirement of our 2 5/8% convertible subordinated notes that we recorded in 2012 when we successfully refinanced our convertible debt.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2013 we have earned approximately $1.2 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2013, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $786.9 million under long-term debt arrangements to finance a portion of our operations.

As of September 30, 2013, we had cash, cash equivalents and short-term investments of $670.9 million and stockholders’ equity of $401.4 million.  In comparison, we had cash, cash equivalents and short-term investments of $374.4 million and stockholders’ equity of $182.8 million at December 31, 2012.  We received a substantial amount of cash in the first nine months of 2013, including:

•                  $197.4 million in payments from our partners, including the $100 million upfront payment we received from our recently announced strategic collaboration with Biogen Idec;

•                  $173.2 million in net proceeds from a public offering of our common stock; and

•                  $56.9 million in proceeds from stock option exercises.

At September 30, 2013, we had consolidated working capital of $660.0 million, compared to $349.1 million at December 31, 2012.  Our working capital increased in 2013 primarily due to the increase in cash and the increase in the value of our ownership in Regulus.  At September 30, 2013, the carrying value of our investment in Regulus increased to $65.0 million compared to $33.6 million at December 31, 2012.

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

As of September 30, 2013, our debt and other obligations totaled $283.4 million, and were essentially flat, compared to $284.1 million at December 31, 2012.  In June 2013, we drew down $2.5 million on our equipment financing arrangement and this increase was partially offset by rent and principal payments we made in the first nine months of 2013 on our lease obligations and notes payable.

The following table summarizes our contractual obligations as of September 30, 2013. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2 3/4 percent Convertible Senior Notes (principal and interest payable)	$237.2	$5.4	$11.1	$11.1	$209.6
Facility Rent Payments	$139.4	$6.1	$12.7	$13.4	$107.2
Equipment Financing Arrangements (principal and interest payable)	$9.1	$4.8	$4.3	$—	$—
Other Obligations (principal and interest payable)	$1.4	$0.1	$0.1	$0.1	$1.1
Capital Lease	$0.4	$0.2	$0.2	$—	$—
Operating Leases	$26.9	$1.5	$3.0	$2.9	$19.5
Total	$414.4	$18.1	$31.4	$27.5	$337.4

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

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.38 percent. As of September 30, 2013, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.34 percent and we can borrow up to an additional $3.4 million in principal to finance the purchase of equipment until April 2014.  The carrying balance under this loan agreement at September 30, 2013 and December 31, 2012 was $8.7 million and $10.0 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2013 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Regarding KYNAMRO, some competitors are pursuing a development or commercialization strategy that competes with our strategy for KYNAMRO.  Other companies are currently developing products that could compete with KYNAMRO.  Products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing or commercializing could potentially compete with KYNAMRO.  For example, Aegerion Pharmaceuticals, Inc. received approval from the FDA and the European Medicines Agency to market its MTP inhibitor, lomitapide, as an adjunct to a low-fat diet and other lipid-lowering treatments in patients with HoFH. Our revenues and financial position will suffer if KYNAMRO cannot compete effectively in the marketplace.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2013, we had an accumulated deficit of approximately $943.3 million and stockholders’ equity of approximately $401.4 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme’s marketing authorization application for KYNAM  RO as a treatment for patients with HoFH.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2013, we had cash, cash equivalents and short-term investments equal to $670.9 million.  If we do not meet our goals to commercialize KYNAMRO or our other drugs, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2013, the market price of our common stock ranged from $7.56 to $39.83 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

If a natural or man-made disaster strikes our research, development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our drugs.*

We manufacture our research and clinical supplies in a manufacturing facility located in Carlsbad, California. The facilities and the equipment we use to research, develop and manufacture our drugs would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism; and if our facilities are affected by a disaster, our development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  In addition, our development and commercialization activities could be harmed or delayed by a shut down of the U.S. government including the FDA.

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

ITEM 4.                        CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  We conducted our evaluation following the 1992 Internal Control—Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2013.

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

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712 that are jointly owned by Merck Sharp & Dohme Corp. and Isis Pharmaceuticals, Inc.  In the suit Gilead is asking the court to determine that Gilead’s activities do not infringe the named patents or that the patents are not valid.  Isis’ answer is due in November 2013. Merck is responsible for the costs associated with this suit.

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
10.1

Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated September 5, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.2

Amendment #1 to Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated August 13, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.3

Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. dated August 2, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.4	Registrant’s Amended and Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 12 2013.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Offic5er Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer	November 5, 2013
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer	November 5, 2013
Elizabeth L. Hougen	(Principal financial and accounting officer)