Form 10-Q
period 2014-03-31
ISIS PHARMACEUTICALS INC
filed 2014-05-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of voting common stock outstanding as of May 2, 2014 was 117,577,403.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

Index
ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,778	$159,973
Short-term investments	469,515	496,788
Contracts receivable	9,823	11,102
Inventories	7,537	8,033
Investment in Regulus Therapeutics Inc.	63,586	52,096
Other current assets	9,814	7,518
Total current assets	722,053	735,510
Property, plant and equipment, net	86,641	86,198
Licenses, net	4,101	4,572
Patents, net	16,383	15,517
Deposits and other assets	5,438	5,359
Total assets	$834,616	$847,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,869	$11,009
Accrued compensation	4,328	12,168
Accrued liabilities	27,903	22,092
Current portion of long-term obligations	4,308	4,408
Current portion of deferred contract revenue	54,428	48,135
Total current liabilities	100,836	97,812
Long-term deferred contract revenue	130,755	142,790
2¾ percent convertible senior notes	152,005	150,334
Long-term obligations, less current portion	5,523	6,542
Long-term financing liability for leased facility	71,395	71,288
Total liabilities	460,514	468,766
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,541,860 and 116,471,371 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	118	116
Additional paid-in capital	1,343,874	1,324,804
Accumulated other comprehensive income	29,000	21,080
Accumulated deficit	(998,890)	(967,610)
Total stockholders’ equity	374,102	378,390
Total liabilities and stockholders’ equity	$834,616	$847,156

See accompanying notes.

Index
ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Research and development revenue under collaborative agreements	$19,550	$41,671
Licensing and royalty revenue	8,611	1,689
Total revenue	28,161	43,360

Expenses:
Research, development and patent expenses	53,448	38,312
General and administrative	4,380	3,423
Total operating expenses	57,828	41,735

Income (loss) from operations	(29,667)	1,625

Other income (expense):
Investment income	657	376
Interest expense	(4,943)	(4,795)
Gain on investments, net	397	1,058

Loss before income tax benefit	(33,556)	(1,736)

Income tax benefit	2,276	64

Net loss	$(31,280)	$(1,672)

Basic and diluted net loss per share	$(0.27)	$(0.02)
Shares used in computing basic and diluted net loss per share	117,128	101,875

See accompanying notes.

Index
ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(31,280)	$(1,672)
Unrealized gains on securities, net of tax	8,261	6,467
Reclassification adjustment for realized gains included in net loss	(341)	(1,163)

Comprehensive income (loss)	$(23,360)	$3,632

See accompanying notes.

Index
ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(31,280)	$(1,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,561	1,707
Amortization of patents	263	285
Amortization of licenses	471	569
Amortization of premium on investments, net	1,376	1,108
Amortization of debt issuance costs	135	100
Amortization of 2¾ percent convertible senior notes discount	1,671	1,543
Amortization of long-term financing liability for leased facility	1,652	1,637
Stock-based compensation expense	7,069	2,869
Gain on investments, net	(397)	(1,058)
Non-cash losses related to patents, licensing and property, plant and equipment	108	94
Tax benefit from other unrealized gains on securities	(2,276)	(64)
Changes in operating assets and liabilities:
Contracts receivable	1,279	(650)
Inventories	496	312
Other current and long-term assets	(896)	(1,601)
Accounts payable	(2,646)	(5,569)
Accrued compensation	(7,840)	(4,060)
Deferred rent	25	40
Accrued liabilities	2,643	2,355
Deferred contract revenue	(5,742)	(8,521)
Net cash used in operating activities	(32,328)	(10,576)

Investing activities:
Purchases of short-term investments	(69,185)	(64,552)
Proceeds from the sale of short-term investments	95,288	49,076
Purchases of property, plant and equipment	(1,403)	(222)
Acquisition of licenses and other assets, net	(333)	(702)
Proceeds from the sale of strategic investments	454	1,094
Net cash provided by (used in) investing activities	24,821	(15,306)

Financing activities:
Proceeds from equity awards	12,003	11,823
Principal payments on debt and capital lease obligations	(2,691)	(2,773)
Net cash provided by financing activities	9,312	9,050

Net increase (decrease) in cash and cash equivalents	1,805	(16,832)
Cash and cash equivalents at beginning of period	159,973	124,482
Cash and cash equivalents at end of period	$161,778	$107,650

Supplemental disclosures of cash flow information:
Interest paid	$83	$113
Income taxes paid	$—	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,506	$715

See accompanying notes.

Index
ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2014 and 2013 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2013.  The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Research and development revenue under collaborative agreements

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services. Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have “stand-alone value” to our customer, we account for the deliverables as separate units of accounting and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat certain deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx.  We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We are responsible for completing IND-enabling studies for ISIS-ARRx, which we recently completed. We are also responsible for completing an ongoing clinical study of ISIS-STAT3Rx. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-ARRx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug.  Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

Index
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

We determined that the ISIS-STAT3Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3Rx or to sublicense its rights.  In addition, ISIS-STAT3Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us.  As a result, we considered the ISIS-STAT3Rx license and the development services for ISIS-STAT3Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3Rx license immediately because we delivered the license and earned the revenue.  We are recognizing as revenue the amount allocated to the development services for ISIS-STAT3Rx over the period of time we perform services. The ISIS-ARRx license is also an exclusive license.  Because of the early stage of research for ISIS-ARRx, we believe that our knowledge and expertise with antisense technology is essential for AstraZeneca or another third party to successfully develop ISIS-ARRx.  As a result, we concluded that the ISIS-ARRx license did not have stand-alone value and we combined the ISIS-ARRx license and related research services into one unit of accounting.  We recognized revenue for the combined unit of accounting over the period of time we performed services, which ended in the first quarter of 2014. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting.  We are recognizing revenue for the combined unit of accounting over the period of our performance.

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

Index
Typically, we must estimate our period of performance when the agreements we enter into do not clearly define such information.  Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period.  We have made estimates of our continuing obligations under numerous agreements and in certain instances the timing of satisfying these obligations is difficult to estimate. Accordingly, our estimates may change in the future. If our estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize in future periods.  For example, in 2013 we adjusted the period of performance on our GlaxoSmithKline, or GSK, collaboration and our ISIS-SMNRx collaboration with Biogen Idec.  As a result of adding two new development candidates, ISIS-GSK3Rx and ISIS-GSK4Rx, to our collaboration with GSK, our period of performance was extended beyond our initial estimate.  Therefore, we extended the amortization period to correspond to the new extended period of performance.  Similarly, with our ISIS-SMNRx collaboration, we extended the amortization period to correspond to the expansion of the Phase 3 study in infants with Spinal Muscular Atrophy, or SMA.  Since we extended the amortization period for our GSK collaboration and our ISIS-SMNRx collaboration, revenue from the amortization of upfront payments for these collaborations will be $2.6 million less in 2014 compared to 2013.

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

Index
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

Index
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

We assess whether a substantive milestone exists at the inception of our agreements.  When a substantive milestone is achieved, we recognize revenue related to the milestone payment.  For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that all future development, regulatory and commercialization milestones are substantive. For example, we consider milestones associated with our strategic alliance with Biogen Idec substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we considered milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provided Alnylam ongoing access to our technology to develop and commercialize RNA interference, or RNAi, therapeutics.  In evaluating if a milestone is substantive we consider whether:

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

Licensing and royalty revenue

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. We generally recognize as revenue immediately those licensing fees and royalties for which we have no significant future performance obligations and are reasonably assured of collecting the resulting receivable. For example, in the first quarter of 2014, we recognized $7.7 million in sublicensing revenue from Alnylam related to its collaboration with Genzyme because we have no performance obligations related to Alnylam’s relationship with Genzyme and collectability was reasonably assured.

Cash, cash equivalents and short-term investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At March 31, 2014 we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss).  We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. The cost method investments we hold are in small companies, which we call satellite companies, and realization of our equity position in those companies is uncertain. In those circumstances we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Index
Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs.  We did not record any inventory write-offs for the three months ended March 31, 2014 and 2013.  Total inventory, which consisted of raw materials, was $7.5 million and $8.0 million as of March 31, 2014 and December 31, 2013, respectively.

Research, development and patent expenses

Our research and development expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs and other expenses that are directly related to our research and development operations.  We expense research and development costs as we incur them.  When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our condensed consolidated balance sheet and we expense them as the services are provided.

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents.  We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value.  We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs.

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

Reclassifications

We have reclassified certain immaterial prior period amounts to conform to the current period presentation.   Certain amounts previously reported as research and development revenue have been reclassified to licensing and royalty revenue to conform to the current period presentation.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three months ended March 31, 2014 and 2013, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.  Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	2¾ percent convertible senior notes;
•	Dilutive stock options; and
•	Restricted stock units.

Index
Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of March 31, 2014 and December 31, 2013, we had collaborative arrangements with five entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities because we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  As of March 31, 2014, the total carrying value of our investments in variable interest entities was $66.5 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gains and losses on investments, net of taxes, and  adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance accumulated other comprehensive income	$21,080	$12,480
Other comprehensive income before reclassifications, net of tax (1)	8,261	6,467
Amounts reclassified from accumulated other comprehensive income (2)	(341)	(1,163)
Net current period other comprehensive income	7,920	5,304
Ending balance accumulated other comprehensive income	$29,000	$17,784

(1)	Other comprehensive income includes income tax expense of $5.4 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Included in gain on investments, net on our condensed consolidated statement of operations.

Convertible debt

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2¾ percent.  In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to redeem our 25/8 percent convertible subordinated notes. We account for our 2¾ percent notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our 2¾ percent notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt instrument at a discount.  We are amortizing the debt discount over the life of these 2¾ percent notes as additional non-cash interest expense utilizing the effective interest method.

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

Index
We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns.  For the three months ended March 31, 2014 and 2013, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.6%	1.0%
Dividend yield	0.0%	0.0%
Volatility	50.5%	51.5%
Expected life	4.6 years	5.1 years

ESPP:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	59.0%	61.4%
Expected life	6 months	6 months

Board of Director Stock Options:

Three Months Ended March 31,
2014
Risk-free interest rate	2.3%
Dividend yield	0.0%
Volatility	53.3%
Expected life	7.1 years

For the three months ended March 31, 2013, we did not grant stock options to the Board of Directors.

The fair value of RSUs is based on the market price of our common stock on the date of grant.  RSUs vest annually over a four year period.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the three months ended March 31, 2014 was $47.66 and $49.09, respectively.  The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2013 was $14.21.  We did not grant any RSUs to the Board of Directors for the three months ended March 31, 2013.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands), which was allocated as follows:

	Three Months Ended March 31,
	2014	2013
Research, development and patent expenses	$5,873	$2,546
General and administrative	1,196	323
Total	$7,069	$2,869

Non-cash stock-based compensation was $7.1 million in 2014 and increased compared to $2.9 million in 2013 primarily due to the increase in our stock price.  As of March 31, 2014, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $33.5 million and $14.6 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 2.0 years, respectively.

Index
3.	Investments

As of March 31, 2014, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2014:

One year or less	48%
After one year but within two years	35%
After two years but within three years	17%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 83 percent of our available-for-sale securities having a maturity of less than two years.  All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2014, we had an ownership interest of less than 20 percent in each of two private companies and four public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S) and Atlantic Pharmaceuticals Limited.  The publicly-traded companies are Antisense Therapeutics Limited, Achaogen Inc., iCo Therapeutics Inc., and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. During the first quarter of 2014, we recognized a $397,000 net gain on investments primarily consisting of the $341,000 gain we realized when we sold a portion of the stock we hold in iCo Therapeutics Inc.  In the first quarter of 2013, we sold all of the common stock of Sarepta Therapeutics, Inc. that we owned resulting in a realized gain of $1.1 million.

The following is a summary of our investments (in thousands):

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
March 31, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$176,874	$104	$(32)	$—	$176,946
Debt securities issued by U.S. government agencies (1)	18,427	17	—	—	18,444
Debt securities issued by the U.S. Treasury	9,272	14	—	—	9,286
Debt securities issued by states of the United States and political subdivisions of the states	23,211	9	(29)	—	23,191
Total securities with a maturity of one year or less	227,784	144	(61)	—	227,867
Corporate debt securities	173,937	101	(177)	—	173,861
Debt securities issued by U.S. government agencies	49,303	4	(153)	—	49,154
Debt securities issued by the U.S. Treasury	5,998	14	—	—	6,012
Debt securities issued by states of the United States and political subdivisions of the states	21,559	48	(55)	—	21,552
Total securities with a maturity of more than one year	250,797	167	(385)	—	250,579
Total available-for-sale securities	$478,581	$311	$(446)	$—	$478,446

Index
				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
March 31, 2014	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$48,060	$—	$—	$63,586
Securities included in other current assets	1,426	2,357	—	(880)	2,903
Securities included in deposits and other assets	625	—	—	—	625
Total equity securities	$17,577	$50,417	$—	$(880)	$67,114
Total available-for-sale and equity securities	$496,158	$50,728	$(446)	$(880)	$545,560

				Other-Than-
				Temporary
	Amortized	Unrealized		Impairment	Estimated
December 31, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$142,096	$75	$(27)	$—	$142,144
Debt securities issued by U.S. government agencies (1)	23,242	22	(16)	—	23,248
Debt securities issued by the U.S. Treasury	6,239	6	—	—	6,245
Debt securities issued by states of the United States and political subdivisions of the states	8,082	6	(28)	—	8,060
Total securities with a maturity of one year or less	179,659	109	(71)	—	179,697
Corporate debt securities	265,969	177	(393)	—	265,753
Debt securities issued by U.S. government agencies	41,308	3	(127)	—	41,184
Debt securities issued by the U.S. Treasury	9,062	21	—	—	9,083
Debt securities issued by states of the United States and political subdivisions of the states	14,186	37	(28)	—	14,195
Total securities with a maturity of more than one year	330,525	238	(548)	—	330,215
Total available-for-sale securities	$510,184	$347	$(619)	$—	$509,912

				Other-Than-
				Temporary
	Cost	Unrealized		Impairment	Estimated
December 31, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$36,570	$—	$—	$52,096
Securities included in other current assets	1,538	618	—	(880)	1,276
Securities included in deposits and other assets	625	—	—	—	625
Total equity securities	$17,689	$37,188	$—	$(880)	$53,997
Total available-for-sale and equity securities	$527,873	$37,535	$(619)	$(880)	$563,909

Index
Investments we considered to be temporarily impaired at March 31, 2014 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	124	$144,662	$(207)	$6,057	$(2)	$150,719	$(209)
Debt securities issued by U.S. government agencies	7	47,622	(153)	—	—	47,622	(153)
Debt securities issued by states of the United States and political subdivisions of the states	19	14,860	(84)	—	—	14,860	(84)
Total temporarily impaired securities	150	$207,144	$(444)	$6,057	$(2)	$213,201	$(446)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Our Level 3 investments include investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities.  The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service.  We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the three months ended March 31, 2014 and 2013 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels.

We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at March 31, 2014 and December 31, 2013 as follows (in thousands):

	At March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$149,945	$141,013	$8,932	$—
Corporate debt securities (2)	344,930	—	344,930	—
Debt securities issued by U.S. government agencies (2)	67,598	—	67,598	—
Debt securities issued by the U.S. Treasury (2)	15,298	15,298	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	41,689	—	41,689	—
Investment in Regulus Therapeutics Inc.	63,586	63,586	—	—
Equity securities (3)	2,903	985	—	1,918
Total	$685,949	$220,882	$463,149	$1,918

Index
	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$146,357	$133,233	$13,124	$—
Corporate debt securities (2)	394,773	—	394,773	—
Debt securities issued by U.S. government agencies (2)	64,432	—	64,432	—
Debt securities issued by the U.S. Treasury (2)	15,328	15,328	—	—
Debt securities issued by states of the United States and political subdivisions of the states (2)	22,255	—	22,255	—
Investment in Regulus Therapeutics Inc.	52,096	52,096	—	—
Equity securities (3)	1,276	1,276	—	—
Total	$696,517	$201,933	$494,584	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in other current assets on our condensed consolidated balance sheet.

We classified as Level 3 the fair value of our investments in the equity securities of publicly-held biotechnology companies that are subject to trading restrictions for which we calculate a lack of marketability discount on the fair value of the investments. We consider the inputs we used to calculate the lack of marketability discount Level 3 inputs and, as a result, we categorized these investments as Level 3.  We determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

As of January 1, 2013, we classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc. as Level 3.  In the first quarter of 2013, we sold all of the common stock of Sarepta that we owned resulting in a realized gain of $1.1 million. As of March 31, 2013, our Level 3 investments consisted of our investment in Regulus, with a gross fair value of $54.6 million and a lack of marketability discount of $9.7 million.  In the fourth quarter of 2013, we re-classified our investment in Regulus to a Level 1 investment because the contractual trading restrictions on the Regulus shares we own ended. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.  In the first quarter of 2014, Achaogen completed an initial public offering. As a result, we stopped using the cost method of accounting for our equity investment in Achaogen and instead we began accounting for it at fair value, which includes a lack of marketability discount because there are restrictions on when we can trade the securities.  As of March 31, 2014, we classified our investment in the equity securities of Achaogen as Level 3 with a gross fair value of $2.3 million and a lack of marketability discount of $365,000.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Beginning balance of Level 3 investments	$—	$34,350
Total gains and losses:
Included in gain on investments	—	(1,163)
Included in accumulated other comprehensive income (loss)	1,918	11,716
Cost basis of shares sold	—	(40)
Ending balance of Level 3 investments	$1,918	$44,863

Other Fair Value Disclosures

Our 2¾ percent convertible notes had a fair value of $505.2 million at March 31, 2014.  We determine the fair value of our 2¾ percent convertible notes based on quoted market prices for these notes, which is a Level 2 measurement.

Index
5.	Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2014	2013
Partner A	36%	9%
Partner B	27%	1%
Partner C	12%	23%
Partner D	12%	6%
Partner E	0%	58%

Contract receivables from two significant partners comprised approximately 89 percent of our contract receivables at March 31, 2014. Contract receivables from three significant partners comprised approximately 91 percent of our contract receivables at December 31, 2013.

6.	Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the three months ended March 31, 2014 and 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, for the three months ended March 31, 2014 and 2013, we recorded a $2.3 million and $64,000 tax benefit, respectively, on our condensed consolidated statements of operations and a $5.4 million and $3.6 million tax expense, respectively, in other comprehensive income.

7.	Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA.  We received an upfront payment of $29 million, which we are amortizing through August 2016.  We are eligible to receive a license fee, milestone payments and double-digit royalties on any product sales of ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies. If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.

We are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA and a Phase 2 open-label, multiple-dose, dose-escalation pilot study in infants with SMA.  In January 2014, we and Biogen Idec amended the original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx.  We and Biogen Idec added a new open-label extension study, which is being offered to those children with SMA who have completed dosing in our previous studies.  We also expanded the dosing in the Phase 2 study in infants with SMA.  In addition, we increased the number of patients to be included in the infant Phase 3 study.  As a result of these changes, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration by nearly $35 million. Under the terms of the amended agreement, we are eligible to receive up to $303.8 million in a license fee and payments, including $78.8 million in substantive milestone and other payments associated with the clinical development of ISIS-SMNRx prior to licensing and $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  We will earn the next milestone payment of $18 million if we dose the first patient in the Phase 3 study in infants with SMA, which is designed to support marketing registration for ISIS-SMNRx in the United States and Europe.

Index
As of March 31, 2014, we have received $16.3 million in payments for advancing the ISIS-SMNRx Phase 2 program, including $9.3 million in payments we received in the first quarter of 2014 related to the amendments made to the clinical development plan for ISIS-SMNRx.  Accounting rules require us to amortize the $9.3 million we received related to the amendment of the clinical development plan for ISIS-SMNRx over our estimated period of performance, which is as follows:

•	$1.8 million related to a Phase 2 study in children with SMA through June 2014;
•	$2.0 million related to a Phase 2 study in infants with SMA through July 2014; and
•	$5.5 million related to an open-label extension study in children with SMA through December 2014.

ISIS-DMPKRx

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1, ISIS-DMPKRx.  We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial.  Biogen Idec has the option to license the drug through the completion of the first Phase 2 trial.  Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017.  Over the term of the collaboration we are eligible to receive up to $259 million in a license fee and substantive milestone payments. In October 2013, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study on ISIS-DMPKRx, and we are eligible to receive up to another $49 million in milestone payments associated with the development of ISIS-DMPKRx prior to licensing.  We are also eligible to receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive double-digit royalties on any product sales of the drug. We will earn the next milestone payment of $14 million if we initiate a Phase 1 study for ISIS-DMPKRx.

Neurology

In December 2012, we and Biogen Idec entered into a third and separate collaboration to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of the drugs through the completion of the initial Phase 2 clinical study.  Biogen Idec has the option to license a drug from each of the three programs through the completion of Phase 2 studies. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program.  We could receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials.  We could also receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive double-digit royalties on any product sales of drugs resulting from each of the three programs.  We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

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

Index
For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept.  Biogen Idec will then be responsible for later phase development and commercialization of the licensed drug. In addition, we are eligible to receive double-digit royalties on any product sales of antisense drugs developed under this collaboration.  If other modalities, such as small molecules or monoclonal antibodies are chosen, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.  In addition, we are eligible to receive single-digit royalties on any product sales of any drugs using non-antisense modalities developed under this collaboration.  We could earn the next milestone payment of up to $10 million if we choose a target to advance under this collaboration.

During the three months ended March 31, 2014 and 2013, we earned revenue of $10.2 million and $3.9 million, respectively, from our relationship with Biogen Idec, which represented 36 percent and nine percent, respectively, of our total revenue for those periods.  Our balance sheet at March 31, 2014 included deferred revenue of $145.9 million related to our relationship with Biogen Idec.

GlaxoSmithKline

In March 2010, we entered into a strategic alliance with GSK, for up to six programs, using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness.  This alliance allows us to control and facilitate development of drugs while still being eligible to receive milestone payments as we advance these drugs in clinical development.  Our strategic alliance currently includes five active programs.  Under the terms of the agreement, we received a $35 million upfront payment and in May 2011 we received a $3 million payment when GSK expanded the collaboration.  In addition, we are eligible to receive on average up to $20 million in milestone payments through Phase 2 proof-of-concept for each program, except for ISIS-TTRRx and the fifth target, which we describe below.  GSK has the exclusive option to license drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee.  If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further development and commercialization for such drug.  In addition, we are eligible to receive double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012.  To date, we have received $25.0 million primarily in milestone payments from GSK related to the development of ISIS-TTRRx, including a $1 million milestone payment we earned in March 2014 when we initiated an open-label extension study of ISIS-TTRRx. We are eligible to earn an additional $45 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

In September 2013, we designated ISIS-HBVRx, formerly ISIS-GSK3Rx, as a development candidate under our collaboration with GSK. ISIS-HBVRx is an antisense drug designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection and replication. To date, we have earned $10 million in milestone payments associated with advancing the ISIS-HBVRx program including a $3 million milestone payment we earned in November 2013 when we initiated a Phase 1 study for ISIS-HBVRx.  In November 2013, we designated ISIS-GSK4Rx as a development candidate under our collaboration with GSK and earned a $5 million milestone payment.  ISIS-GSK4Rx is an antisense drug we designed to treat an undisclosed ocular disease.  In April 2014, we and GSK amended our agreement to modify the development plans for ISIS-GSK4Rx and for the fifth target in our collaboration.  Under the amended terms of the agreement, we are eligible to receive up to $142 million in a license fee, milestone and other payments for the advancement of the fifth target.

Under our agreement, if GSK successfully develops all five programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.2 billion, including up to $173 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. We will earn the next $1 million milestone payment if we further advance the ongoing Phase 2/3 study of ISIS-TTRRx.

During the three months ended March 31, 2014 and 2013, we earned revenue of $3.3 million and $9.9 million, respectively, from our relationship with GSK, which represented 12 percent and 23 percent, respectively, of our total revenue for those periods.  Our balance sheet at March 31, 2014 included deferred revenue of $10.1 million related to our relationship with GSK, $9.7 million of which is related to the upfront payments associated with our collaboration with GSK that we were amortizing through July 2016.  As a result of the recent amendments to our agreement, in the second quarter of 2014 we will begin amortizing the $9.7 million through our amended period of performance of September 2016.

Index
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

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  Since early 2009, we have received $3 million in milestone payments from Achaogen, of which $500,000 was in Achaogen securities.  Assuming Achaogen successfully develops and commercializes the first two drugs under our agreement, we will receive payments totaling up to $46.3 million for the achievement of key clinical, regulatory and sales events. We will earn the next payment of $4 million if Achaogen initiates a Phase 3 study for plazomicin. We are also eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.

In March 2014, Achaogen completed an initial public offering.  Upon the close of the offering, our investment in Achaogen’s preferred stock converted into approximately 148,000 shares of common stock.  As of March 31, 2014, the fair value of our investment in Achaogen was $1.9 million, which includes a lack of marketability discount because there are restrictions on when we can trade the securities.  At March 31, 2014 and December 31, 2013, we owned less than 10 percent of Achaogen’s equity.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNA interference therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees from Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. In August 2012, we expanded the license to include using the double-stranded RNAi technology for agricultural products. For each drug Alnylam develops under this alliance, we may receive up to $3.4 million in substantive milestone payments, including up to $1.1 million for the achievement of development milestones and $2.3 million for regulatory milestones. In 2013, we earned a $750,000 milestone payment when Alnylam initiated a Phase 3 study for a drug targeting transthyretin amyloidosis, or TTR.  We will earn the next milestone payment of $375,000 if Alnylam initiates a Phase 1 study for a drug in Alnylam’s pipeline. We retained rights to a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics.

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

We have the potential to earn sublicense revenue and a portion of milestone payments and royalty payments that Alnylam receives from licenses of our technology it grants to its partners. To date, we have earned a total of $48.2 million from Alnylam resulting from licenses of our technology for the development of RNAi technology that we granted to Alnylam and Alnylam has granted to its partners, including $7.7 million we earned in the first quarter of 2014 related to Alnylam’s recently announced collaboration with Genzyme.

During the three months ended March 31, 2014 and 2013, we earned revenue of $7.7 million and $250,000, respectively, from our relationship with Alnylam, which represented 27 percent and less than one percent, respectively, of our total revenue for those periods.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc.  Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement.  Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs.  Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us.  As a result, you are cautioned not to rely on these forward-looking statements.  These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 31 of this Report.

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

We have created a mature and broad pipeline that goes well beyond KYNAMRO. We have a pipeline of 32 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas.  We believe five drugs in our pipeline could be in registration for marketing approval or on the market by 2018.  One of these drugs, ISIS-APOCIIIRx, is a triglyceride-lowering drug we designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS.  We have completed a broad Phase 2 program demonstrating that ISIS-APOCIIIRx significantly reduced triglyceride and apolipoprotein C-III, or apoC-III, levels in patients when evaluated as a single agent and in combination with fibrates.  We plan to initiate a Phase 3 program in 2014 to support a potential 2016 regulatory filing for marketing approval for ISIS-APOCIIIRx. In addition to ISIS-APOCIIIRx, we have several drugs in late-stage development that we believe represent significant near-term commercial opportunities, such as ISIS-TTRRx and ISIS-SMNRx.  We designed these drugs to treat patients with severe and rare diseases, such as transthyretin amyloidosis, or TTR, and spinal muscular atrophy, or SMA, who have very limited therapeutic options.  Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market.  ISIS-TTRRx is already in Phase 3 development, and we plan to initiate a Phase 3 program for ISIS-SMNRx midyear in 2014.  We believe that both of these drugs have the potential to reach the market in the next several years.  We also have numerous drugs in our pipeline advancing in Phase 2 clinical development.  Each of these drugs, including ISIS-GCCRRx, ISIS-GCGRRx, ISIS-FXIRx and ISIS-PTP1BRx, could represent significant near and mid-term licensing opportunities with the potential for Phase 2 data through early 2015.

Index
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

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities.  Since January 2012, we have initiated six new partnerships that involve antisense drugs for the treatment of neurological diseases or cancer, including four strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer and a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington’s disease.  We have received more than $230 million in upfront payments and have the potential to earn nearly $6 billion in future milestone payments and licensing fees from these partnerships.  In addition, we have the potential to earn nearly $3 billion in future milestone payments and licensing fees from our other partnered programs. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements.  Since 2007, our partnerships have generated an aggregate of more than $1.2 billion in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding.

As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology.  With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements.  To date, we have generated more than $410 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Recent Events

Corporate and Drug Development Highlights

•	We reported positive Phase 2 data on ISIS-APOCIIIRx in patients with high to extremely high triglyceride levels and as a single agent as well as in combination with fibrates.
o	We presented final Phase 2 data on ISIS-APOCIIIRx in combination with fibrates in patients with high triglycerides. In this study, patients achieved statistically significant reductions in triglycerides, apoC-III protein and statistically significant increases in HDL-C on top of improvements achieved with each patient’s existing therapeutic regimen of triglyceride lowering drugs. These data were presented at the American College of Cardiology meeting.
o	We presented final Phase 2 data on ISIS-APOCIIIRx in patients with type 2 diabetes and high triglycerides. In this study, patients with diabetes experienced statistically significant improvements in glucose control with trends toward enhanced insulin sensitivity. These data were presented at the Arteriosclerosis, Thrombosis and Vascular Biology meeting.
o	We presented final Phase 2 data on ISIS-APOCIIIRx in patients with familial chylomicronemia. In this study, patients with extremely high triglycerides experienced substantial reductions of triglycerides that correlated with substantial reductions in triglyceride-rich chylomicrons. These data were presented at the National Lipid Association meeting.

Index
o	We received European Orphan Drug Designation for ISIS-APOCIIIRx for the treatment of patients with familial chylomicronemia syndrome.
•	We reported positive clinical results for ISIS-SMNRx in children and infants with SMA. These data were presented at the American Academy of Neurology meeting.
o	We presented results from both of the ongoing multiple-dose Phase 2 studies of ISIS-SMNRx in infants and children with SMA, which were consistent with earlier reported data. In the ongoing studies, we reported increases in muscle function scores in infants and children treated with multiple-doses of ISIS-SMNRx.
o	We reported results from an assay that measures SMN protein levels in the cerebral spinal fluid. We observed dose-dependent increases in SMN protein levels which were more than two fold greater than baseline levels at the highest dose in children treated with ISIS-SMNRx from both the single- and multiple-dose studies.
•	Our collaborators presented preclinical data on an antisense drug targeting hepatitis B virus, or HBV, demonstrating that antisense targeting of HBV produced dose-dependent reductions in HBV. We initiated a Phase 1 clinical trial on ISIS-HBVRx, an antisense drug to treat patients with HBV.
•	We initiated a Phase 1 study of ISIS-ANGPTL3Rx, an antisense drug to treat patients with hyperlipidemia.
•	We added a new drug, ISIS-HTTRx, to our pipeline. ISIS-HTTRx is part of our alliance with Roche and is in development to treat patients with Huntington’s Disease.
•	We received a positive opinion on European Orphan Drug Designation in the EU for ISIS-TTRRx to treat patients with TTR amyloidosis.
•	In 2014 to date, we have received more than $31 million in payments from our partners, including $11.9 million from Biogen Idec related to the development of ISIS-SMNRx, $7.7 million from Alnylam related to Alnylam’s alliance with Genzyme and $9 million from GSK related to the development of ISIS-TTRRx and ISIS-HBVRx.
•	We added Joseph Loscalzo, M.D., Ph.D. to our Board of Directors.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management reviews the development, selection and disclosure of such estimates with our audit committee of our board of directors. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Index
Results of Operations

Revenue

Total revenue for the three months ended March 31, 2014 was $28.2 million compared to $43.4 million for the same period in 2013.  Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments.  For example, in the first quarter of 2014 we earned $7.7 million in sublicensing revenue from Alnylam related to our collaboration with Genzyme.  In contrast, in the first quarter of 2013, we earned $32.5 million from milestone payments we received from Genzyme and GSK.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2014 was $19.6 million compared to $41.7 million for the same period in 2013.   The difference is primarily due to the $25 million milestone payment from Genzyme for FDA approval of the KYNAMRO NDA and the $7.5 million milestone payment from GSK related to the Phase 2/3 study of ISIS-TTRRx that we earned in the first quarter of 2013.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2014 was $8.6 million compared to $1.7 million for the same period in 2013.  The increase in the first quarter of 2014 was primarily a result of the $7.7 million in sublicensing revenue we earned from Alnylam related to its collaboration with Genzyme.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $57.8 million compared to $41.7 million for the same period in 2013 due to higher development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials.

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.  Non-cash compensation expense related to equity awards increased significantly in 2014 compared to 2013 primarily due to the increase in our stock price.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2014	2013
Research, development and patent expenses	$47,575	$35,766
Non-cash compensation expense related to equity awards	5,873	2,546
Total research, development and patent expenses	$53,448	$38,312

For the three months ended March 31, 2014, our total research, development and patent expenses were $47.6 million, and were higher compared to $35.8 million for the same period in 2013 primarily due to the progression of numerous drugs in our pipeline into later stage clinical trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies the costs of development increase.  For example, we initiated Phase 2 studies for several of the drugs in our pipeline in the second half of 2013, which are ongoing.  In addition, we incurred more costs associated with our Phase 3 study of ISIS-TTRRx in 2014 compared to 2013 as we continued to advance that study.  All amounts exclude non-cash compensation expense related to equity awards.

Index
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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Antisense drug discovery expenses	$9,097	$9,397
Non-cash compensation expense related to equity awards	1,685	769
Total antisense drug discovery	$10,782	$10,166

Antisense drug discovery costs for the three months ended March 31, 2014 were $9.1 million and were essentially flat compared to $9.4 million for the same period in 2013.  All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended
	March 31,
	2014	2013
KYNAMRO	$1,827	$1,943
ISIS-TTRRx	2,710	767
Other antisense development products	18,121	9,878
Development overhead costs	3,740	1,816
Non-cash compensation expense related to equity awards	2,078	856
Total antisense drug development	$28,476	$15,260

Antisense drug development expenses were $26.4 million for the three months ended March 31, 2014, compared to $14.4 million for the same period in 2013. Expenses in the first quarter of 2014 were higher compared to the same period in 2013 primarily due to an increase in development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies the costs of development increase.  For example, we initiated Phase 2 studies for several of the drugs in our pipeline in the second half of 2013, which are ongoing.  In addition, we incurred more costs associated with our Phase 3 study of ISIS-TTRRx in 2014 compared to 2013 as we continued to advance that study.  All amounts exclude non-cash compensation expense related to equity awards.

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

Index
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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Manufacturing and operations	$5,766	$4,220
Non-cash compensation expense related to equity awards	699	354
Total manufacturing and operations	$6,465	$4,574

Manufacturing and operations expenses were $5.8 million for the three months ended March 31, 2014, compared to $4.2 million for the same period in 2013.  Manufacturing increased primarily because we manufactured more drug product to support our drug development activities, a significant portion of which was related to ISIS-APOCIIIRx. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2014	2013
Personnel costs	$2,562	$2,340
Occupancy	1,735	1,646
Patent expenses	374	1,978
Depreciation and amortization	571	702
Insurance	294	287
Other	778	792
Non-cash compensation expense related to equity awards	1,411	567
Total R&D support costs	$7,725	$8,312

R&D support costs for the three months ended March 31, 2014 were $6.3 million, compared to $7.8 million for the same period in 2013.  Expenses decreased in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in litigation costs for our patent infringement lawsuit against Santaris Pharma A/S.  All amounts exclude non-cash compensation expense related to equity awards.

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

Index
The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative expenses	$3,184	$3,100
Non-cash compensation expense related to equity awards	1,196	323
Total general and administrative expenses	$4,380	$3,423

General and administrative expenses were $3.2 million for the three months ended March 31, 2014, and were essentially flat compared to $3.1 million for the same period in 2013. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2014 was $657,000, compared to $376,000 for the same period in 2013.  The increase in investment income was primarily due to a higher average cash balance and market conditions during the first quarter of 2014.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $4.9 million, and was essentially flat compared to $4.8 million for the same period in 2013.

Gain on Investments, net

Gain on investments for the three months ended March 31, 2014 was $397,000, compared to $1.1 million for the same period in 2013. The gain on investments in the first quarter of 2014 was primarily due to the $341,000 we realized when we sold a portion of the stock we hold in iCo Therapeutics Inc. The gain on investments in the first quarter of 2013 was due to the $1.1 million we realized when we sold the stock we held in Sarepta Therapeutics.  These gains demonstrate the value that we are realizing from our satellite company strategy.

Income Tax Benefit

We recorded a tax benefit of $2.3 million for the three months ended March 31, 2014, compared to $64,000 for the same period in 2013.  The tax benefit we recorded in 2014 is primarily related to the unrealized gain associated with our investment in Regulus and Achaogen.

Net Loss and Net Loss per Share

Net loss for the three months ended March 31, 2014 was $31.3 million, compared to $1.7 million for the same period in 2013. Basic and diluted net loss per share for the three months ended March 31, 2014 was $0.27 per share, compared to $0.02 per share for the same period in 2013.  Our net loss increased in the first quarter of 2014 primarily due to variations in the timing of revenue from milestone payments and an increase in operating expenses associated with our maturing pipeline of drugs.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2014, we have earned approximately $1.3 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through March 31, 2014, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $786.9 million under long-term debt arrangements to finance a portion of our operations.

At March 31, 2014, we had cash, cash equivalents and short-term investments of $631.3 million and stockholders’ equity of $374.1 million. In comparison, we had cash, cash equivalents and short-term investments of $656.8 million and stockholders’ equity of $378.4 million at December 31, 2013.  Our cash declined slightly in the first quarter of 2014 due to cash used in operations offset by more than $30 million in cash received from our partners and from stock option exercises.  At March 31, 2014, we had consolidated working capital of $621.2 million, compared to $637.7 million at December 31, 2013.  Our working capital decreased in the first quarter of 2014 primarily due to the decrease in cash.

Index
As of March 31, 2014, our debt and other obligations totaled $282.5 million compared to $283.5 million at December 31, 2013.  The decrease was primarily due to rent and principal payments we made in the first quarter of 2014 on our lease obligations and notes payable.

The following table summarizes our contractual obligations as of March 31, 2014. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2¾ percent Convertible Senior Notes (principal and interest payable)	$234.5	$5.5	$11.1	$11.1	$206.8
Facility Rent Payments	$136.4	$6.2	$12.8	$13.6	$103.8
Equipment Financing Arrangements (principal and interest payable)	$6.6	$4.3	$2.3	$—	$—
Other Obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Capital Lease	$0.3	$0.2	$0.1	$—	$—
Operating Leases	$26.2	$1.5	$3.1	$2.9	$18.7
Total	$405.3	$17.8	$29.5	$27.7	$330.3

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In August 2012, we completed a $201.3 million convertible debt offering, which raised proceeds of approximately $194.7 million, net of $6.6 million in issuance costs. The $201.3 million of convertible senior notes mature in 2019 and bear interest at 23/4 percent, which is payable semi-annually. We used a substantial portion of the net proceeds from the issuance of these notes to redeem the entire $162.5 million in principal of our 25/8 percent convertible subordinated notes.  The 2¾ percent notes are convertible under certain conditions, at the option of the note holders, into approximately 12.1 million shares of our common stock at a conversion price of $16.63 per share. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2¾ percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  As of March 31, 2014, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.28 percent.  The carrying balance under this loan agreement at March 31, 2014 and December 31, 2013 was $6.4 million and $7.5 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

Index
In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2014 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business.  If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Index
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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline.  For example, drugs like tafamadis, diflunisal, and patisiran could compete with ISIS-TTRRx, drugs like pradigastat and CAT-2003 could compete with ISIS-APOCIIIRx, and the early development programs designed to treat patients with SMA could compete with ISIS-SMNRx.

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

Index
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

Index
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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in any additional clinical studies for KYNAMRO and in clinical studies for our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx. If any of our drugs in clinical studies, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

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

Index
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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2014, we had an accumulated deficit of approximately $998.9 million and stockholders’ equity of approximately $374.1 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our corporate partners are developing and/or funding many of the drugs in our development pipeline.  If any of these pharmaceutical companies stops developing and/or funding these drugs, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these drugs on our own.

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

Index
•	seek and obtain regulatory approvals; and

•	manufacture, market and sell our drugs.

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen Idec, Genzyme, GSK, and Roche these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Biogen Idec, Genzyme, GSK, or Roche, could determine that it is in its financial interest to:

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

Index
If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2014, we had cash, cash equivalents and short-term investments equal to $631.3 million.  If we do not meet our goals to successfully commercialize KYNAMRO or our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2014, the market price of our common stock ranged from $15.92 to $62.66 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

Index
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

Index
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

Index
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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2014.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Santaris Litigation

In September 2011, we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California. Our infringement lawsuit alleges that Santaris’ activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies infringes U.S. Patent No. 6,326,199, entitled “Gapped 2’ Modified Oligonucleotides” and U.S. Patent No. 6,066,500, entitled “Antisense Modulation of Beta Catenin Expression.” In the lawsuit we are seeking monetary damages and an injunction enjoining Santaris from conducting or participating in the infringing activities. In December 2011, Santaris filed an answer to our complaint, denying our allegations, and seeking a declaration from the court that Santaris has not, and does not, infringe the patents we asserted against Santaris in the suit. In January 2012, Santaris filed a motion for summary judgment asking the court to decide as a matter of law that Santaris’ activities do not infringe the patents we assert in the suit.  In September 2012, the court denied Santaris’ motion for summary judgment and opened limited discovery related to whether Santaris’ alleged infringing activities are permitted by the safe harbor under 35 U.S.C. Section 271(e)(1).  In April 2013, we amended our complaint related to the lawsuit to include additional claims alleging that Santaris’ activities providing antisense drugs and antisense drug discovery services to a pharmaceutical company infringes U.S. Patent No. 6,440,739 entitled “Antisense Modulation of Glioma-Associated Oncogene-2 Expression”; and that Santaris induced its actual and prospective pharmaceutical partners to infringe U.S. Patent No. 6,326,199.  In December 2013, Santaris filed a new motion for summary judgment asking the court to decide as a matter of law that Santaris’ alleged infringing activities are permitted by the safe harbor under 35 U.S.C. Section 271(e)(1). On February 27, 2014, the court denied this motion.

Index
In March 2014, Santaris filed a motion asking the court to decide that Santaris’ alleged infringing activities related to a sale of Isis’ patented methods are not actionable as a matter of law.  In addition, in March 2014 Santaris filed another motion asking the court to reconsider the courts’ February 2014 denial of Santaris’ previous motion for summary judgment or in the alternative to permit Santaris to immediately appeal to the Court of Appeals for the Federal Circuit.  Both motions are briefed and awaiting the court’s decision.

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

On January 27, 2014, we entered into a Letter Agreement Amendment with Biogen Idec, which amended the clinical development plan for ISIS-SMNRx to add a new open-label extension study for those children with SMA who have completed dosing in our previous studies, to expand the dosing in the Phase 2 study in infants with SMA, and to increase the number of patients to be included in the infant Phase 3 study.  As a result of these changes, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration.

Index
ITEM 6.	EXHIBITS

a.        Exhibits

Exhibit Number	Description of Document
10.1
Letter Agreement Amendment between the Registrant and Biogen Idec International Holding Ltd dated January 27, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

101
The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer (Principal executive officer)	May 6, 2014
Stanley T. Crooke, M.D., Ph.D.

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	May 6, 2014
Elizabeth L. Hougen