Form 10-Q
period 2014-06-30
ISIS PHARMACEUTICALS INC
filed 2014-08-04
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of voting common stock outstanding as of August 1, 2014 was 117,735,360.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

Index

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,081	$159,973
Short-term investments	496,754	496,788
Contracts receivable	41,941	11,102
Inventories	7,776	8,033
Investment in Regulus Therapeutics Inc.	56,678	52,096
Other current assets	8,567	7,518
Total current assets	705,797	735,510
Property, plant and equipment, net	86,321	86,198
Licenses, net	3,631	4,572
Patents, net	16,729	15,517
Deposits and other assets	5,299	5,359
Total assets	$817,777	$847,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,453	$11,009
Accrued compensation	6,430	12,168
Accrued liabilities	25,166	22,092
Current portion of long-term obligations	4,207	4,408
Current portion of deferred contract revenue	51,560	48,135
Total current liabilities	100,816	97,812
Long-term deferred contract revenue	120,387	142,790
23/4 percent convertible senior notes	153,700	150,334
Long-term obligations, less current portion	4,510	6,542
Long-term financing liability for leased facility	71,504	71,288
Total liabilities	450,917	468,766
Stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,669,618 and 116,471,371 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	118	116
Additional paid-in capital	1,352,994	1,324,804
Accumulated other comprehensive income	24,719	21,080
Accumulated deficit	(1,010,971)	(967,610)
Total stockholders' equity	366,860	378,390
Total liabilities and stockholders' equity	$817,777	$847,156
See accompanying notes.

Index

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Research and development revenue under collaborative agreements	$56,628	$37,615	$76,177	$79,285
Licensing and royalty revenue	448	477	9,060	2,166
Total revenue	57,076	38,092	85,237	81,451

Expenses:
Research, development and patent expenses	59,264	42,631	112,712	80,944
General and administrative	4,462	3,389	8,842	6,811
Total operating expenses	63,726	46,020	121,554	87,755

Loss from operations	(6,650)	(7,928)	(36,317)	(6,304)

Other income (expense):
Investment income	671	589	1,328	967
Interest expense	(4,961)	(4,808)	(9,904)	(9,603)
(Loss) gain on investments, net	(260)	840	137	1,898

Loss before income tax expense	(11,200)	(11,307)	(44,756)	(13,042)

Income tax (expense) benefit	(881)	1,181	1,395	1,244

Net loss	$(12,081)	$(10,126)	$(43,361)	$(11,798)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.37)	$(0.11)
Shares used in computing basic and diluted net loss per share	117,588	108,539	117,359	105,225

See accompanying notes.

Index
ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(12,081)	$(10,126)	$(43,361)	$(11,798)
Unrealized (losses) gains on securities, net of tax	(4,456)	9,202	3,806	15,669
Reclassification adjustment for realized losses (gains) included in net loss	175	—	(167)	(1,163)

Comprehensive (loss) income	$(16,362)	$(924)	$(39,722)	$2,708

See accompanying notes.

Index

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(43,361)	$(11,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,141	3,375
Amortization of patents	543	584
Amortization of licenses	941	1,051
Amortization of premium on investments, net	3,847	2,382
Amortization of debt issuance costs	272	202
Amortization of 23/4 percent convertible senior notes discount	3,366	3,109
Amortization of long-term financing liability for leased facility	3,306	3,276
Stock-based compensation expense	14,776	5,505
Gain on investments, net	(137)	(1,898)
Non-cash losses related to patents, licensing and property, plant and equipment	325	263
Tax benefit from other unrealized gains on securities	(1,395)	-
Changes in operating assets and liabilities:
Contracts receivable	(30,839)	(1,502)
Inventories	257	(2,188)
Other current and long-term assets	(694)	(492)
Accounts payable	1,991	(1,833)
Accrued compensation	(5,738)	(847)
Deferred rent	69	98
Accrued liabilities	1,965	(135)
Deferred contract revenue	(18,978)	13,012
Net cash (used in) provided by operating activities	(66,343)	12,164

Investing activities:
Purchases of short-term investments	(179,196)	(144,250)
Proceeds from the sale of short-term investments	175,777	96,926
Purchases of property, plant and equipment	(3,100)	(591)
Acquisition of licenses and other assets, net	(1,791)	(1,171)
Proceeds from the sale of strategic investments	737	1,938
Net cash used in investing activities	(7,573)	(47,148)

Financing activities:
Proceeds from equity awards	13,416	36,879
Net proceeds from public common stock offering	-	173,223
Proceeds from equipment financing arrangement	-	2,513
Principal payments on debt and capital lease obligations	(5,392)	(5,573)
Net cash provided by financing activities	8,024	207,042

Net (decrease) increase in cash and cash equivalents	(65,892)	172,058
Cash and cash equivalents at beginning of period	159,973	124,482
Cash and cash equivalents at end of period	$94,081	$296,540

Supplemental disclosures of cash flow information:
Interest paid	$2,920	$2,977
Income taxes paid	$-	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$453	$1,055

See accompanying notes.

Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared on the same basis as the audited financial statements for the year ended  December 31, 2013. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. ("we", "us" or "our") and our wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.

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

Research and development revenue under collaborative agreements

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services. Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat certain deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense therapeutics against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration.  We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx.  We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We were responsible for completing IND-enabling studies for ISIS-ARRx, which we completed earlier this year. We are also responsible for completing an ongoing clinical study of ISIS-STAT3Rx. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3Rx and ISIS-ARRx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables, either individually or in combination, have stand-alone value.  Below is a list of the four separate units of accounting under our agreement:

●	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3Rx for the treatment of cancer;
●	The development services we are performing for ISIS-STAT3Rx;
●	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-ARRx and the research services we performed for ISIS-ARRx; and
●	The option to license up to three drugs under a research program and the research services we will perform for this program.

We determined that the ISIS-STAT3Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3Rx or to sublicense its rights.  In addition, ISIS-STAT3Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us.  As a result, we considered the ISIS-STAT3Rx license and the development services for ISIS-STAT3Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3Rx license immediately because we delivered the license and earned the revenue.  We are recognizing as revenue the amount allocated to the development services for ISIS-STAT3Rx over the period of time we perform services. The ISIS-ARRx license is also an exclusive license.  At the inception of the agreement, ISIS-ARRx was in an early stage of research. Therefore, we concluded that our knowledge and expertise with antisense technology was essential for AstraZeneca or another third party to successfully develop ISIS-ARRx. As a result, we determined that the ISIS-ARRx license did not have stand-alone value and we combined the ISIS-ARRx license and related research services into one unit of accounting.  We recognized revenue for the combined unit of accounting over the period of time we performed services, which ended in the first quarter of 2014. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting. We are recognizing revenue for the combined unit of accounting over the period of our performance.

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

Index
●	Estimated future product sales;
●	Estimated royalties on future product sales;
●	Contractual milestone payments;
●	Expenses we expect to incur;
●	Income taxes; and
●	An appropriate discount rate.

We estimated the selling price of the research and development services by using our internal estimates of the cost to perform the specific services, marked up to include a reasonable profit margin, and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform research and development. The significant inputs we used to determine the selling price of the research and development services included:

●	The number of internal hours we will spend performing these services;
●	The estimated number and cost of studies we will perform;
●	The estimated number and cost of studies that we will contract with third parties to perform; and
●	The estimated cost of drug product we will use in the studies.

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

Typically, we must estimate our period of performance when the agreements we enter into do not clearly define such information. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. We have made estimates of our continuing obligations under numerous agreements and in certain instances the timing of satisfying these obligations is difficult to estimate. Accordingly, our estimates may change in the future. If our estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize in future periods.  For example, we adjusted the period of performance on our collaboration with GlaxoSmithKline, or GSK, and our ISIS-SMNRx collaboration with Biogen Idec.  As a result of adding two new development candidates, ISIS-HBVRx and ISIS-GSK4Rx, to our collaboration with GSK, our period of performance was extended beyond our initial estimate. Therefore, we extended the amortization period to correspond to the new extended period of performance. Similarly, with our ISIS-SMNRx collaboration, we extended the amortization period to correspond to the expansion of the Phase 3 study in infants with Spinal Muscular Atrophy, or SMA. Since we extended the amortization period for our GSK collaboration and our ISIS-SMNRx collaboration, revenue from the amortization of upfront payments for these collaborations will be $3.3 million less in 2014 compared to 2013.

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement.  We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.  For example, since early 2012 we have entered into four collaboration agreements with Biogen Idec:

●	In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials.

●	In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

●	In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

●	In September 2013, we entered into a fourth and separate collaboration agreement with Biogen Idec to leverage antisense technology to advance the treatment of neurological diseases. We granted Biogen Idec exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug identified during the six year term of this collaboration, while Biogen Idec is responsible for the creation and development of small molecule treatments and biologics.

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

Index
Prior to the first stage in the life-cycle of our drugs, we perform a significant amount of work using our proprietary antisense technology to design chemical compounds that interact with specific genes that are good targets for drug discovery. From these research efforts, we hope to identify a development candidate.  The designation of a development candidate is the first stage in the life-cycle of our drugs.  A development candidate is a chemical compound that has demonstrated the necessary safety and efficacy in preclinical animal studies to warrant further study in humans.  During the first step of the development stage, we or our partners study our drugs in IND-enabling studies, which are animal studies intended to support an Investigational New Drug, or IND, application and/or the foreign equivalent. An approved IND allows us or our partners to study our development candidate in humans. If the regulatory agency approves the IND, we or our partners initiate Phase 1 clinical trials in which we typically enroll a small number of healthy volunteers to ensure the development candidate is safe for use in patients. If we or our partners determine that a development candidate is safe based on the Phase 1 data, we or our partners initiate Phase 2 studies that are generally larger scale studies in patients with the primary intent of determining the efficacy of the development candidate.  The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing approval from the Food and Drug Administration, or FDA, and/or foreign equivalents. The Phase 3 studies typically involve large numbers of patients and can take up to several years to complete. If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA and/or its foreign equivalents for marketing approval. This stage of the drug's life-cycle is the regulatory stage. If a drug achieves marketing approval, it moves into the commercialization stage, during which our partner will market and sell the drug to patients. Although our partner will ultimately be responsible for marketing and selling the partnered drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner's ability to successfully sell the drug.  The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities.  Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow our partner to successfully commercialize our drug. Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner's ability to sell our drugs without competition from generic drugs. The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

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

Development milestones in our partnerships may include the following types of events:

●	Designation of a development candidate. Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete;
●	Initiation of a Phase 1 clinical trial. Generally, Phase 1 clinical trials take one to two years to complete;
●	Initiation or completion of a Phase 2 clinical trial. Generally, Phase 2 clinical trials take one to three years to complete;
●	Initiation or completion of a Phase 3 clinical trial. Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

●	Filing of regulatory applications for marketing approval such as a New Drug Application, or NDA, in the United States or a Marketing Authorization Application, or MAA, in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings.
●	Marketing approval in a major market, such as the United States, Europe or Japan. Generally it takes one to two years after an application is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in our partnerships may include the following types of events

●	First commercial sale in a particular market, such as in the United States or Europe.
●	Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment. For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that all future development, regulatory and commercialization milestones are substantive. For example, we consider milestones associated with our strategic alliance with Biogen Idec substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we considered milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provided Alnylam ongoing access to our technology to develop and commercialize RNA interference, or RNAi, therapeutics. In evaluating if a milestone is substantive we consider whether:

●	Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;
●	The achievement of the milestone involves substantive effort and can only be achieved based in whole or in part on our performance or the occurrence of a specific outcome resulting from our performance;
●	The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;
●	There is no future performance required to earn the milestone; and
●	The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

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

Licensing and royalty revenue

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. We generally recognize as revenue immediately those licensing fees and royalties for which we have no significant future performance obligations and are reasonably assured of collecting the resulting receivable. For example, in the first quarter of 2014, we recognized $7.7 million in sublicensing revenue from Alnylam related to its collaboration with Genzyme because we have no performance obligations related to Alnylam's relationship with Genzyme and collectability was reasonably assured.

Cash, cash equivalents and short-term investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term investments as "available-for-sale" and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At June 30, 2014 we held ownership interests of less than 20 percent in each of the respective companies.

Index
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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs.  We did not record any inventory write-offs for the six months ended June 30, 2014 and 2013. Total inventory, which consisted of raw materials, was $7.8 million and $8.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and six months ended June 30, 2014 and 2013, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	2¾ percent convertible senior notes;
●	Dilutive stock options; and
●	Restricted stock units.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of June 30, 2014 and December 31, 2013, we had collaborative arrangements with five entities that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities because we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  As of June 30, 2014, the total carrying value of our investments in variable interest entities was $59.0 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gains and losses on securities, net of taxes, and  adjustments we made to reclassify realized gains and losses on securities from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 (in thousands):

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance accumulated other comprehensive income	$29,000	$17,784	$21,080	$12,480
Unrealized (losses) gains on securities, net of tax (1)	(4,456)	9,202	3,806	15,669
Amounts reclassified from accumulated other comprehensive income (2)	175	-	(167)	(1,163)
Net current period other comprehensive income (loss)	(4,281)	9,202	3,639	14,506
Ending balance accumulated other comprehensive income	$24,719	$26,986	$24,719	$26,986

(1)	Other comprehensive income for the three and six months ended June 30, 2014 includes income tax benefit of $2.9 million and income tax expense of $2.5 million, respectively, compared to an income tax benefit of $2.9 million and $10.0 million for same periods in 2013.

(2)	Included in gain (loss) on investments, net on our condensed consolidated statement of operations.

Convertible debt

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2 ¾ percent. In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2 ¾ percent notes to redeem our 2 5/8 percent convertible subordinated notes. We account for our 2 ¾ percent notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our 2 ¾ percent notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt instrument at a discount. We are amortizing the debt discount over the life of these 2 ¾ percent notes as additional non-cash interest expense utilizing the effective interest method.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under the ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2014 and 2013, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.6%	1.0%
Dividend yield	0.0%	0.0%
Volatility	50.6%	51.5%
Expected life	4.6 years	5.1 years

ESPP:
	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	59.0%	61.4%
Expected life	6 months	6 months

Board of Director Stock Options:
	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	2.3%	2.3%
Dividend yield	0.0%	0.0%
Volatility	53.3%	52.4%
Expected life	7.1 years	7.3 years

The fair value of RSUs is based on the market price of our common stock on the date of grant.  RSUs vest annually over a four year period.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the six months ended June 30, 2014  was $46.49 and $49.09, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands), which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research, development and patent expenses	$6,401	$2,252	$12,274	$4,798
General and administrative	1,307	384	2,503	707
Total	$7,708	$2,636	$14,777	$5,505

Index
Non-cash stock-based compensation was $7.7 million and $14.8 million for the three and six months ended June 30, 2014, respectively, and increased compared to $2.6 million and $5.5 million for the same periods in 2013 primarily due to the increase in our stock price.  As of June 30, 2014, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $29.0 million and $13.2 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.8 years, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings balance.  We will adopt this guidance in our fiscal year beginning January 1, 2017. We are currently evaluating an adoption method and the impact this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures and are currently unable to estimate the impact of this guidance.

3.	Investments

As of June 30, 2014, we have invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's (S&P) or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2014:

One year or less	53%
After one year but within two years	36%
After two years but within three years	11%
Total	100%

As illustrated above, we primarily invest our excess cash in short-term instruments with 89 percent of our available-for-sale securities having a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At June 30, 2014, we had an ownership interest of less than 20 percent in each of two private companies and four public companies with which we conduct business.  The privately-held companies are Santaris Pharma A/S (formerly Pantheco A/S) and Atlantic Pharmaceuticals Limited. The publicly-traded companies are Antisense Therapeutics Limited, Achaogen Inc., iCo Therapeutics Inc., and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other- Than- Temporary Impairment	Estimated
June 30, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$166,635	$115	$(39)	$—	$166,711
Debt securities issued by U.S. government agencies (1)	61,421	14	(38)	—	61,397
Debt securities issued by the U.S. Treasury	9,245	17	—	—	9,262
Debt securities issued by states of the United States and political subdivisions of the states	43,527	17	(42)	—	43,502
Total securities with a maturity of one year or less	280,828	163	(119)	—	280,872
Corporate debt securities	173,089	186	(139)	—	173,136
Debt securities issued by U.S. government agencies	37,048	4	(76)	—	36,976
Debt securities issued by the U.S. Treasury	1,997	5	—	—	2,002
Debt securities issued by states of the United States and political subdivisions of the states	22,861	68	(40)	—	22,889
Total securities with a maturity of more than one year	234,995	263	(255)	—	235,003
Total available-for-sale securities	$515,823	$426	$(374)	$—	$515,875

	Cost	Unrealized		Other- Than- Temporary Impairment	Estimated
June 30, 2014	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$41,152	$—	$—	$56,678
Securities included in other current assets	1,269	1,856	—	(1,269)	1,856
Securities included in deposits and other assets	625	—	—	—	625
Total equity securities	$17,420	$43,008	$—	$(1,269)	$59,159
Total available-for-sale and equity securities	$533,243	$43,434	$(374)	$(1,269)	$575,034

Index

	Amortized	Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$142,096	$75	$(27)	$—	$142,144
Debt securities issued by U.S. government agencies (1)	23,242	22	(16)	—	23,248
Debt securities issued by the U.S. Treasury	6,239	6	—	—	6,245
Debt securities issued by states of the United States and political subdivisions of the states	8,082	6	(28)	—	8,060
Total securities with a maturity of one year or less	179,659	109	(71)	—	179,697
Corporate debt securities	265,969	177	(393)	—	265,753
Debt securities issued by U.S. government agencies	41,308	3	(127)	—	41,184
Debt securities issued by the U.S. Treasury	9,062	21	—	—	9,083
Debt securities issued by states of the United States and political subdivisions of the states	14,186	37	(28)	—	14,195
Total securities with a maturity of more than one year	330,525	238	(548)	—	330,215
Total available-for-sale securities	$510,184	$347	$(619)	$—	$509,912

	Cost	Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$36,570	$—	$—	$52,096
Securities included in other current assets	1,538	618	—	(880)	1,276
Securities included in deposits and other assets	625	—	—	—	625
Total equity securities	$17,689	$37,188	$—	$(880)	$53,997
Total available-for-sale and equity securities	$527,873	$37,535	$(619)	$(880)	$563,909

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we considered to be temporarily impaired at June 30, 2014 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	135	$130,498	$(167)	$8,342	$(11)	$138,840	$(178)
Debt securities issued by U.S. government agencies	12	65,917	(114)	-	-	65,917	(114)
Debt securities issued by states of the United States and political subdivisions of the states	12	9,800	(82)	-	-	9,800	(82)
Total temporarily impaired securities	159	$206,215	$(363)	$8,342	$(11)	$214,557	$(374)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 3 investments include investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the six months ended June 30, 2014 there were no transfers between our Level 1 and Level 2 investments. We use the end of reporting period method for determining transfers between levels.

Index
We measure the following major security types at fair value on a recurring basis. We break down the inputs used to measure fair value for these assets at June 30, 2014 and December 31, 2013 as follows (in thousands):

	At June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$70,638	$70,638	$—	$—
Corporate debt securities (1)	339,847	—	339,847	—
Debt securities issued by U.S. government agencies (1)	98,373	—	98,373	—
Debt securities issued by the U.S. Treasury	11,264	11,264	—	—
Debt securities issued by states of the United States and political subdivisions of the states (1)	66,391	—	66,391	—
Investment in Regulus Therapeutics Inc.	56,678	56,678	—	—
Equity securities (2)	2,481	625	—	1,856
Total	$645,672	$139,205	$504,611	$1,856

	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$133,233	$133,233	$—	$—
Corporate debt securities (1)	407,897	—	407,897	—
Debt securities issued by U.S. government agencies	64,432	—	64,432	—
Debt securities issued by the U.S. Treasury	15,328	15,328	—	—
Debt securities issued by states of the United States and political subdivisions of the states	22,255	—	22,255	—
Investment in Regulus Therapeutics Inc.	52,096	52,096	—	—
Equity securities (2)	1,276	1,276	—	—
Total	$696,517	$201,933	$494,584	$—

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(2)	Included in other current assets on our condensed consolidated balance sheet.

We classified as Level 3 the fair value of our investments in the equity securities of publicly-held biotechnology companies that are subject to trading restrictions for which we calculate a lack of marketability discount on the fair value of the investments. We consider the inputs we used to calculate the lack of marketability discount and, as a result, we categorized these investments as Level 3. We determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

As of January 1, 2013, we classified the fair value measurements of our investments in the equity securities of Regulus and Sarepta Therapeutics, Inc. as Level 3.  In the six months ended June 30, 2013, we sold all of the common stock of Sarepta that we owned resulting in a realized gain of $1.1 million. As of June 30, 2013, our Level 3 investments consisted of our investment in Regulus, with a gross fair value of $69.2 million and a lack of marketability discount of $7.0 million.  In the fourth quarter of 2013, we re-classified our investment in Regulus to a Level 1 investment because the contractual trading restrictions on the Regulus shares we own ended. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. In March 2014, Achaogen completed an initial public offering. As a result, we stopped using the cost method of accounting for our equity investment in Achaogen and instead we began accounting for it at fair value, which includes a lack of marketability discount because there are restrictions on when we can trade the securities.  As of June 30, 2014, we classified our investment in the equity securities of Achaogen as Level 3 with a gross fair value of $2.1 million and a lack of marketability discount of $214,000.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 (in thousands):

Beginning balance of Level 3 investments	$-
Total gain included in accumulated other comprehensive income (loss)	1,856
Ending balance of Level 3 investments	$1,856

Other Fair Value Disclosures

Our 2¾ percent convertible notes had a fair value of $448.3 million at June 30, 2014.  We determine the fair value of our 2¾ percent convertible notes based on quoted market prices for these notes, which is a Level 2 measurement.

5.    Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Partner A	60%	19%	52%	14%
Partner B	27%	40%	22%	22%
Partner C	0%	20%	0%	40%
Partner D	6%	6%	8%	15%

Contract receivables from three significant partners comprised approximately 97 percent of our contract receivables at June 30, 2014. Contract receivables from three significant partners comprised approximately 91 percent of our contract receivables at December 31, 2013.

Index
6.	Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the six months ended June 30, 2014 and 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, for the six months ended June 30, 2014 and 2013, we recorded a $1.4 million and $1.2 million tax benefit, respectively, on our condensed consolidated statements of operations and a $2.5 million and $10.0 million tax expense, respectively, in other comprehensive income.

7.	Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx for the treatment of cancer and an option to license up to three cancer drugs under a separate research program.  We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development.  In addition, we are eligible to receive royalties up to the low to mid-teens on any product sales of drugs resulting from this collaboration.  Under the terms of the agreement, we received $31 million in upfront and near-term payments comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013, of which we recognized $11.5 million upon receipt of the payments.  We are recognizing the remaining $19.5 million as follows:

●	$11.2 million related to the ISIS-ARRx program, which we amortized through March 2014;
●	$7.6 million related to the option to license three drugs under a separate research program, which we are amortizing through December 2016; and
●	$0.7 million related to the ISIS-STAT3Rx program, which we are amortizing through November 2014.

Together with AstraZeneca, we are evaluating ISIS-STAT3Rx in patients with advanced cancer. AstraZeneca is conducting a Phase 1b/2a clinical study of ISIS-STAT3Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC.  We are also conducting a clinical study evaluating ISIS-STAT3Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma.  We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. In June 2013, we and AstraZeneca added a second development candidate, ISIS-ARRx, to our collaboration. ISIS-ARRx is an antisense drug we designed to treat patients with prostate cancer by inhibiting the production of the androgen receptor, or AR. Through June 2014, we have earned $25 million in milestone payments related to the development of ISIS-ARRx, including a $15 million milestone payment we earned in June 2014 when we initiated a Phase 1 study of ISIS-ARRx.  If AstraZeneca successfully develops ISIS-STAT3Rx, ISIS-ARRx, and three drugs under the research program, we could receive substantive milestone payments of more than $955 million, including up to $300.5 million for the achievement of development milestones and up to $655 million for the achievement of regulatory milestones.  We could earn the next milestone payment of $15 million if we meet pre-agreed efficacy and safety criteria in our ongoing ISIS-STAT3Rx study in patients with advanced cancer.

In August 2013, we added another collaboration program with AstraZeneca to discover and develop an antisense drug against an undisclosed target. AstraZeneca has the option to license a drug resulting from this research collaboration, and if AstraZeneca exercises its option, it will be responsible for all further development and commercialization of the drug. We received a $750,000 upfront payment, which we are amortizing through December 2015. We are eligible to receive license fees and substantive milestone payments of $163.2 million, including up to $45.3 million for the achievement of research and development milestones and up to $105 million for regulatory milestones.  We will earn the next $3.3 million milestone payment if AstraZeneca selects a development candidate under this collaboration.  In addition, we are eligible to receive royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration program.

Our agreement with AstraZeneca will continue until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

●	AstraZeneca may terminate the agreement or any program at any time by providing written notice to us;
●	AstraZeneca may terminate the agreement or any program by providing written notice if we undergo a change of control with a third party; and
●	Either we or AstraZeneca may terminate the agreement or any program by providing written notice to the other party upon the other party’s uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent.

During the three and six months ended June 30, 2014, we earned revenue of $15.6 million and $19.1 million, respectively, from our relationship with AstraZeneca which represented 27 percent and 22 percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $15.3 million and $17.8 million for the same periods in 2013.  Our balance sheet at June 30, 2014 included deferred revenue of $5.5 million related to our relationship with AstraZeneca.

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA.  We received an upfront payment of $29 million, which we are amortizing through February 2017.  We are eligible to receive a license fee, milestone payments and royalties up to the mid-teens on any product sales of ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies. If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities.

We and Biogen Idec amended our original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx in January 2014.  We and Biogen Idec added a new open-label extension study, which is being offered to those children with SMA who have completed dosing in our previous studies.  We also expanded the dosing in the Phase 2 study in infants with SMA.  In addition, we increased the number of patients to be included in the Phase 3 studies in infants.  As a result of these changes, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration by nearly $35 million.

Index
In July 2014, we initiated the Phase 3 study evaluating ISIS-SMNRx in infants with SMA. In addition, we are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA and a Phase 2 open-label, multiple-dose, dose-escalation pilot study in infants with SMA.  Through July 2014, we have earned $17.3 million in payments for advancing ISIS-SMNRx, including $9.3 million in payments we earned in the first quarter of 2014 related to the amendments made to the clinical development plan for ISIS-SMNRx.  Accounting rules require us to amortize the $9.3 million we received related to the amendment of the clinical development plan for ISIS-SMNRx over our estimated period of performance, which is as follows:

●	$3.8 million related to the Phase 2 studies in children and infants with SMA, which we are amortizing through July 2014; and
●	$5.5 million related to an open-label extension study in children with SMA, which we are amortizing through December 2014.

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

ISIS-DMPKRx

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1, ISIS-DMPKRx.  We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial.  Biogen Idec has the option to license the drug through the completion of the first Phase 2 trial. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017.  Over the term of the collaboration we are eligible to receive up to $259 million in a license fee and substantive milestone payments. As of June 30, 2014, we have earned $24 million in substantive milestone payments associated with the clinical development of ISIS-DMPKRx, including a $14 million milestone payment we earned in June 2014 when we initiated a Phase 1 study for ISIS-DMPKRx. We are eligible to receive up to another $35 million in milestone payments associated with the development of ISIS-DMPKRx prior to licensing.  We are also eligible to receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of the drug. We will earn the next milestone payment of $35 million if we initiate a Phase 2 study for ISIS-DMPKRx.

Neurology

In December 2012, we and Biogen Idec entered into a third and separate collaboration to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of the drugs through the completion of the initial Phase 2 clinical study.  Biogen Idec has the option to license a drug from each of the three programs through the completion of Phase 2 studies. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program.  We could receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We could also receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs.  We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept. Biogen Idec will then be responsible for later phase development and commercialization of the licensed drug. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration. If other modalities, such as small molecules or monoclonal antibodies are chosen, we are eligible to receive up to $90 million in substantive milestone payments, including up to $57 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.  In addition, we are eligible to receive single-digit royalties on any product sales of any drugs using non-antisense modalities developed under this collaboration.  In June 2014, we earned a $10 million milestone payment when Biogen Idec chose the first target to advance under this collaboration. We could earn the next milestone payment of up to $10 million if we initiate an IND-enabling toxicology study for a target under this collaboration.

Each of our agreements with Biogen Idec will continue until the earlier of the date all of Biogen Idec’s options to obtain the exclusive licenses under the applicable agreement expire unexercised or, if Biogen Idec exercises its option, until the expiration of all payment obligations under the applicable agreement. In addition, each agreement, or any program under an agreement, may terminate early under the following situations:

●	Biogen Idec may terminate the agreement or any program at any time by providing written notice to us;
●	Under specific circumstances, if we are acquired by a third party with a product that directly competes with a compound being developed under the agreement, Biogen Idec may terminate the affected program by providing written notice to us;
●	If, within a specified period of time, any required clearance of a transaction contemplated by an agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is not received, then either we or Biogen Idec may terminate the affected program by providing written notice to the other party; and
●	Either we or Biogen Idec may terminate any program by providing written notice to the other party upon the other party’s uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During the three and six months ended June 30, 2014, we earned revenue of $34.5 million and $44.7 million, respectively, from our relationship with Biogen Idec, which represented 60 percent and 52 percent of our total revenue for those periods.   In comparison, we earned revenue of $7.4 million and $11.2 million for the same periods in 2013.  Our balance sheet at June 30, 2014 included deferred revenue of $136.3 million related to our relationship with Biogen Idec.

Index

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

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx. Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012.  Through June 2014, we have received $26 million primarily in milestone payments from GSK related to the development of ISIS-TTRRx.  In July 2014, we earned a $1 million milestone payment for further advancing the Phase 2/3 study of ISIS-TTRRx. We are eligible to earn an additional $43 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

In September 2013, we designated ISIS-HBVRx, formerly ISIS-GSK3Rx, as a development candidate under our collaboration with GSK. ISIS-HBVRx is an antisense drug designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection and replication. In June 2014, we amended our agreement to modify the development plans for ISIS-HBVRx. As a result, we received a $1 million payment. Through June 2014, we have earned $10 million in substantive milestone payments associated with advancing the ISIS-HBVRx program.

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

Under our agreement, if GSK successfully develops all five programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.2 billion, including up to $172 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. We will earn the next $1.5 million milestone payment if we initiate an IND-enabling study of ISIS-GSK4Rx. In addition, we are eligible to receive royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

Our alliance with GSK will continue until the earlier of the date all of GSK’s options to obtain the exclusive licenses under the agreement expire unexercised or, if GSK exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

●	GSK may terminate any program other than the ISIS-TTRRx program at any time by providing written notice to us;
●	GSK may terminate the ISIS-TTRRx program by providing written notice to us after reviewing specific data from the Phase 3 study for the program; and
●	Either we or GSK may terminate any program by providing written notice to the other party upon the other party’s uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During the three and six months ended June 30, 2014, we earned revenue of $3.5 million and $6.8 million, respectively, from our relationship with GSK, which represented six  percent and eight  percent, respectively, of our total revenue for those periods.  In comparison, we earned revenue of $2.3 million and $12.2 million for the same periods in 2013. Our balance sheet at June 30, 2014 included deferred revenue of $9.1 million related to our relationship with GSK, $7.9 million of which is related to the upfront payments associated with our collaboration with GSK that we are amortizing through our estimated period of performance of July 2015.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington’s disease based on our antisense technology. Roche has the option to license the drugs from us through the completion of the first Phase 1 trial. Prior to option exercise, we are responsible for the discovery and development of an antisense drug targeting huntingtin, or HTT, protein. We are also working collaboratively with Roche on the discovery of an antisense drug utilizing Roche’s “brain shuttle” program. If Roche exercises its option, it will be responsible for global development, regulatory and commercialization activities for any drug arising out of the collaboration. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013, which we are amortizing through April 2017.  We are eligible to receive up to $362 million in a license fee and substantive milestone payments including up to $67 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed and up to $50 million in commercial milestones if a drug using Roche’s proprietary brain shuttle technology is successfully commercialized. We are also eligible to receive tiered royalties up to the mid-teens on any product sales of drugs resulting from this alliance. We will earn the next milestone payment of $22 million if we initiate a Phase 1 trial for a drug targeting HTT protein.

Our alliance with Roche will continue until the earlier of the date Roche’s option to obtain the exclusive license under the agreement expires unexercised or, if Roche exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement may terminate early under the following situations:

●	Roche may terminate the agreement at any time by providing written notice to us;
●	Either we or Roche may terminate the agreement by providing written notice to the other party upon the other party’s uncured failure to perform a material obligation under the agreement or if the other party becomes insolvent; and
●	Either we or Roche may terminate the brain shuttle program if at least one development candidate is not designated under such program by a mutually agreed deadline.

During the three and six months ended June 30, 2014, we earned revenue of $2.4 million and $4.4 million, respectively, from our relationship with Roche.  In comparison, we earned revenue of $1.3 million for the three and six months ended June 30, 2013. Our balance sheet at June 30, 2014 included deferred revenue of $21.0 million related to our relationship with Roche.

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

Index

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

In March 2014, Achaogen completed an initial public offering. Upon the close of the offering, our investment in Achaogen’s preferred stock converted into approximately 148,000 shares of common stock.  As of June 30, 2014, the fair value of our investment in Achaogen was $1.9 million, which includes a lack of marketability discount because there are restrictions on when we can trade the securities.  At June 30, 2014 and December 31, 2013, we owned less than 10 percent of Achaogen’s equity.

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

We have the potential to earn sublicense revenue and a portion of milestone payments and royalty payments that Alnylam receives from licenses of our technology it grants to its partners. Through June 2014, we have earned a total of $48.2 million from Alnylam resulting from licenses of our technology for the development of RNAi technology that we granted to Alnylam and Alnylam has granted to its partners, including $7.7 million we earned in the first quarter of 2014 related to Alnylam’s recently announced collaboration with Genzyme. During the six months ended June 30, 2014 and 2013, we earned revenue of $7.7 million and $0.3 million, respectively, from our relationship with Alnylam.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, "Isis," "Company," "we," "our," and "us," means Isis Pharmaceuticals, Inc. and its wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled "Risk Factors" beginning on page 23 of this Report.

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

Our flagship product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with homozygous familial hypercholesterolemia, or HoFH. Patients with HoFH are at high cardiovascular risk and cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In January 2013, the U.S. Food and Drug Administration, or FDA, approved the marketing application for KYNAMRO for patients with HoFH. Genzyme, a Sanofi Company, has also obtained marketing approval in other countries, including Mexico, Argentina and South Korea, and is pursuing marketing approval in multiple additional markets. Genzyme has substantial expertise in successfully marketing drugs in the United States and internationally for severe and rare diseases and is leveraging this expertise to reach patients with HoFH who are in desperate need of new treatment options. Genzyme is concentrating marketing and sales efforts on lipid specialists, and physicians who refer HoFH patients to these specialists, to reach patients with HoFH in the United States and other countries.

We have created a mature and broad pipeline that goes well beyond KYNAMRO. We have a pipeline of 32 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas. We have a number of drugs in later-stage development that we believe represent significant near-term commercial opportunities.  One of these drugs, ISIS-APOCIIIRx, is a triglyceride-lowering drug we designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS. We have completed a broad Phase 2 program demonstrating that ISIS-APOCIIIRx significantly reduced triglyceride and apolipoprotein C-III, or apoC-III, levels in patients when evaluated as a single agent and in combination with fibrates. We plan to initiate a Phase 3 program in 2014 to support a potential 2016 regulatory filing for marketing approval for ISIS-APOCIIIRx. In addition to ISIS-APOCIIIRx, we are also evaluating ISIS-TTRRx and ISIS-SMNRx in later-stage development. We designed these drugs to treat patients with severe and rare diseases, such as transthyretin amyloidosis, or TTR, and spinal muscular atrophy, or SMA, who have very limited therapeutic options. Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market. ISIS-TTRRx is already in Phase 3 development, and we initiated a Phase 3 program for ISIS-SMNRx in July 2014. We believe that all three of these drugs have the potential to reach the market in the next several years. We also have numerous drugs in our pipeline advancing in mid-stage clinical development that could represent significant near and mid-term licensing opportunities. We reported Phase 2 data for ISIS-GCGRRx and ISIS-FXIRx in May 2014 and we plan to report data for ISIS-GCCRRx and ISIS-PTP1BRx, in late 2014 or early 2015.

Index
To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy.  Our partnering strategy provides us the flexibility to license each of our drugs at an optimal time to maximize the near- and long-term value for each drug.  In this way, we can expand our and our partners' pipelines with antisense drugs that we design to address significant medical needs while remaining small and focused. We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as Genzyme, and build a base of license fees, milestone payments, profit share and royalty income. We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec, GSK, and Roche, early in the development of a drug. Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer. These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts. We benefit from this strategy because it allows us to expand and broaden our drug discovery efforts to new disease targets. For example, through our broad strategic partnership with Biogen Idec, we are capitalizing on Biogen Idec's extensive resources and expertise in neurological diseases to create a franchise of novel treatments for neurological disorders. Similar to our other partnerships, with our preferred partner transactions we benefit financially from upfront payments, milestone payments, licensing fees and royalties.

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

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities. Since January 2012, we have initiated six new partnerships that involve antisense drugs for the treatment of neurological diseases or cancer, including four strategic alliances with Biogen Idec to discover and develop antisense drugs for the treatment of neurologic diseases, a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer and a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington's disease. We have received more than $230 million in upfront payments and have the potential to earn nearly $6 billion in future milestone payments and licensing fees from these partnerships.  In addition, we have the potential to earn nearly $3 billion in future milestone payments and licensing fees from our other partnered programs. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements. Since 2007, our partnerships have generated an aggregate of more than $1.2 billion in payments from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding.

As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology. With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. To date, we have generated nearly $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Recent Events

Corporate and Drug Development Highlights

●
We reported positive clinical results from five drugs in later-stage development. These data exemplify the broad applicability and potential for antisense drugs to provide therapeutic benefit to many different diseases.

o
We reported positive Phase 2 data on ISIS-APOCIIIRx in patients with high to extremely high triglyceride levels as a single agent and in combination with fibrates. In these studies, patients experienced substantial reductions of triglyceride and apoC-III levels with significant increases in HDL-cholesterol. These Phase 2 data were presented at the Arteriosclerosis, Thrombosis and Vascular Biology and the National Lipid Association meetings.

o
We presented positive results from both of the ongoing multiple-dose open label Phase 2 studies of ISIS-SMNRx in infants and children with SMA, which were consistent with earlier reported data. In these studies, we reported increases in muscle function scores in infants and children treated with ISIS-SMNRx. These Phase 2 data were presented at the American Academy of Neurology meeting.

o
We reported positive Phase 2 data for ISIS-GCGRRx in patients with type 2 diabetes.  In this study, patients with type 2 diabetes uncontrolled on stable metformin therapy experienced up to a 2.25 percentage point mean reduction in hemoglobin A1c levels after 13 weeks of dosing. These Phase 2 data were presented at the American Diabetes Association Scientific Sessions.

o
We reported positive top-line Phase 2 clinical results for ISIS-FXIRx in patients undergoing total knee replacement.  In this study, ISIS-FXIRx-treated patients experienced a dose-dependent decrease in venous thromboembolism and numerically fewer bleeding events compared to patients treated with enoxaparin.

o
We reported Phase 2 results showing that ISIS-CRPRx produced statistically significant mean reductions of C-reactive protein, or CRP, protein of 65 % with reductions as great as 84% in patients with atrial fibrillation, or AF.  In addition, two patients who had elevated levels of CRP (>5 mg/L) experienced a reduction of CRP that was associated with a decline to zero in overall AF burden while on treatment.

●	We continued to advance our pipeline of drugs.
o
We initiated a Phase 3 study, ENDEAR, of ISIS-SMNRx in infants with SMA and will earn an $18 million milestone payment upon dosing of the first infant.  This is the first of several planned studies in a broad and comprehensive late-stage clinical development program for ISIS-SMNRx.

o	We initiated a Phase 2 study of ISIS-APO(a)Rx in patients with high levels of lipoprotein(a), an independent risk factor for cardiovascular disease.
o
We initiated a Phase 1 study of ISIS-PKKRx, an antisense drug to treat patients with hereditary angioedemia, and a Phase 1 study of ISIS-DMPKRx, an antisense drug to treat patients with myotonic dystrophy type 1.

o	AstraZeneca initiated a Phase 1 study of ISIS-ARRx, an antisense drug discovered by us to treat patients with cancer.
o	We added a new drug, ISIS-HTTRx, to our pipeline. ISIS-HTTRx is part of our alliance with Roche and is in development to treat patients with Huntington's Disease.
●
We and our partners were recognized by the drug development community for our innovative and collaborative alliances and our commitment to developing drugs to treat patients with serious, unmet medical needs.

o
We and Genzyme received the 2014 Partners in Progress Corporate Award from the National Organization for Rare Disorders, or NORD, for the development and approval of KYNAMRO, a drug selected for being a very important orphan therapy to reach the market in the United States. This award honors companies that have brought important and innovative treatments to market for patients with rare disorders.

o	Ours and Biogen Idec's innovative collaboration was voted breakthrough alliance of 2014 by Thomson Reuters Recap.
o
Frank Bennett, Ph.D., our senior vice president, research, was a recipient of the Commitment to a Cure Award by the ALS Association for his and our research and commitment to develop a treatment for amyotrophic lateral sclerosis, or ALS.

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

Index
The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

●	Assessing the propriety of revenue recognition and associated deferred revenue;
●	Determining the proper valuation of investments in marketable securities and other equity investments;
●	Assessing the recoverability of long-lived assets, including property and equipment, intellectual property and licensed technology;
●	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities;
●	Estimating our net deferred income tax asset valuation allowance;
●	Determining the fair value of convertible debt without the conversion feature;

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2014 was $57.1 million and $85.2 million, respectively, compared to $38.1 million and $81.5 million for the same periods in 2013. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees.  We earned $40.5 million in revenue from milestone payments in the second quarter of 2014 compared to $1.0 million in the first quarter.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2014 was $56.6 million and $76.2 million, respectively, compared to $37.6 million and $79.3 million for the same periods in 2013. Our revenue from the amortization of payments from our partners was $31.4 million in the first half of 2014, compared to $19.2 million for the same period in 2013, and increased primarily due to the amortization of upfront fees related to the strategic neurology partnership we entered into with Biogen Idec in September 2013. We also earned $41.5 million in milestone payments in the first half of 2014. The revenue from milestone payments in 2014 was comprised of:

●	$24.5 million from Biogen Idec related to advancing ISIS-SMNRx, initiating a Phase 1 study for ISIS-DMPKRx, and validating an undisclosed target to treat a neurological disorder;
●	$15 million from AstraZeneca related to initiating a Phase 1 clinical study of ISIS-ARRx; and
●	$2 million from GSK related to advancing ISIS-TTRRx.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2014 was $0.4 million and $9.1 million, respectively, compared to $0.5 million and $2.2 million for the same periods in 2013. The increase in the first half of 2014 was primarily a result of the $7.7 million in sublicensing revenue we earned from Alnylam related to its collaboration with Genzyme.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 were $63.7 million and $121.6 million, respectively, compared to $46.0 million and $87.8 million for the same periods in 2013 due to higher development costs associated with our maturing pipeline of drugs.

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research, development and patent expenses	$52,863	$40,379	$100,438	$76,146
Non-cash compensation expense related to equity awards	6,401	2,252	12,274	4,798
Total research, development and patent expenses	$59,264	$42,631	$112,712	$80,944

For the three and six months ended June 30, 2014, our total research, development and patent expenses were $52.9 million and $100.4 million, respectively, and were higher compared to $40.4 million and $76.1 million for the same periods in 2013 primarily due to the progression of numerous drugs in our pipeline into later stage clinical trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. For example, we initiated Phase 2 studies for several of the drugs in our pipeline in the second half of 2013, which are ongoing. In addition, we incurred more costs in 2014 compared to 2013 associated with the clinical studies of ISIS-SMNRx and the Phase 3 study of ISIS-TTRRx as we continued to advance those drugs.  All amounts exclude non-cash compensation expense related to equity awards.

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners' drug pipelines. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs and contribute to the advancement of the science by funding core antisense technology research.

Index
Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Antisense drug discovery expenses	$10,759	$10,854	$19,855	$20,251
Non-cash compensation expense related to equity awards	1,844	682	3,530	1,451
Total antisense drug discovery	$12,603	$11,536	$23,385	$21,702

Antisense drug discovery costs for the three and six months ended June 30, 2014 were $10.8 and $19.9 million, respectively, and were essentially flat compared to $10.9 million and $20.3 million for the same periods in  2013. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
KYNAMRO	$637	$1,647	$2,464	$3,591
ISIS-TTRRx	2,321	1,218	5,032	1,984
Other antisense development products	24,383	13,710	42,504	23,588
Development overhead costs	2,803	1,743	6,543	3,561
Non-cash compensation expense related to equity awards	2,325	721	4,402	1,576
Total antisense drug development	$32,469	$19,039	$60,945	$34,300

Antisense drug development expenses were $30.1 million and $56.5 million, respectively, for the three and six months ended June 30, 2014, compared to $18.3 million and $32.7 million for the same periods in 2013. Expenses in the first half of 2014 were higher compared to the same period in 2013 primarily due to an increase in development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials.  As drugs move forward to more advanced stages of development, including into larger, longer clinical studies the costs of development increase. For example, we initiated Phase 2 studies for several of the drugs in our pipeline in the second half of 2013, which are ongoing. In addition, we incurred more costs in 2014 compared to 2013 associated with the clinical studies of ISIS-SMNRx and the Phase 3 study of ISIS-TTRRx as we continued to advance those drugs.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Manufacturing and operations	$5,226	$4,354	$10,992	$8,575
Non-cash compensation expense related to equity awards	750	305	1,449	659
Total manufacturing and operations	$5,976	$4,659	$12,441	$9,234

Manufacturing and operations expenses were $5.2 million and $11.0 million, respectively, for the three and six months ended June 30, 2014, compared to $4.4 million and $8.6 million for the same periods in 2013.  Manufacturing increased primarily because we manufactured more drug product to support our drug development activities, including drug product to support the upcoming Phase 3 trial for ISIS-APOCIIIRx. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

Index
The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Personnel costs	$2,385	$2,318	$4,948	$4,656
Occupancy	1,819	1,688	3,554	3,334
Patent expenses	706	1,096	1,080	3,074
Depreciation and amortization	578	595	1,149	595
Insurance	300	280	594	567
Other	946	876	1,723	876
Non-cash compensation expense related to equity awards	1,482	544	2,893	1,112
Total antisense drug development	$8,216	$7,397	$15,941	$14,214

R&D support costs for the three and six months ended June 30, 2014 were $6.7 million and $13.0 million, respectively, and were essentially flat compared to $6.9 million and $13.1 million for the same periods in 2013. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative expenses	$3,155	$3,005	$6,339	$6,104
Non-cash compensation expense related to equity awards	1,307	384	2,503	707
Total general and administrative expenses	$4,462	$3,389	$8,842	$6,811

General and administrative expenses were $3.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2014, and were essentially flat compared to $3.0 million and $6.1 million for the same periods in 2013. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and six months ended June 30, 2014 was $671,000 and $1.3 million, respectively, compared to $589,000 and $967,000 for the same periods in 2013. The increase in investment income was primarily due to a higher average cash balance and market conditions during the first half of 2014.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $5.0 million and $9.9 million, respectively, and was essentially flat compared to $4.8 million and $9.6 million for the same periods in 2013.

Gain (loss) on Investments, net

We recorded a loss on investments of $260,000 and a gain on investments of $137,000 for the three and six months ended June 30, 2014, respectively, compared to a gain on investments of $840,000 and $1.9 million for the same periods in 2013. The net gain on investments in the first half of 2013 was primarily due to $1.1 million we received in the first quarter of 2013 when we sold the stock we held in Sarepta Therapeutics, Inc. and the $844,000 payment we received from Pfizer, Inc. in the second quarter of 2013 related to its acquisition of Excaliard Pharmaceuticals, Inc.

Income Tax Benefit

We recorded a tax expense of $0.9 million and a tax benefit of $1.4 million for the three and six months ended June 30, 2014, respectively, compared to a $1.2 million tax benefit for both the three and six month periods ended  June 30, 2013. Accounting rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. The tax benefit we recorded in the first half of 2014 and 2013 is primarily related to the unrealized gains associated with our investments in Regulus and Achaogen.

Net Loss and Net Loss per Share

Net loss for the three and six months ended June 30, 2014 was $12.1 million and $43.4 million, respectively, compared to $10.1 million and $11.8 million for the same periods in 2013. Basic and diluted net loss per share for the three and six months ended June 30, 2014 was $0.10 and $0.37 per share, respectively, compared to $0.09 and $0.11 per share for the same periods in 2013.  Our net loss increased in the first half of 2014 primarily due to the planned increase in operating expenses associated with our maturing pipeline of drugs.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2014, we have earned approximately $1.3 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through June 30, 2014, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $786.9 million under long-term debt arrangements to finance a portion of our operations.

At June 30, 2014, we had cash, cash equivalents and short-term investments of $590.8 million and stockholders' equity of $366.9 million. In comparison, we had cash, cash equivalents and short-term investments of $656.8 million and stockholders' equity of $378.4 million at December 31, 2013. At June 30, 2014, we had consolidated working capital of $605.0 million, compared to $637.7 million at December 31, 2013. The decrease in our cash and working capital relates to cash used to fund our operations. Our cash balance at June 30, 2014 does not include approximately $41 million in payments that we recognized into revenue in the second quarter and received in the third quarter.

As of  June 30, 2014, our debt and other obligations totaled $281.5 million compared to $283.5 million at December 31, 2013. The decrease was primarily due to rent and principal payments we made in the first half of 2014 on our lease obligations and notes payable.

Index
The following table summarizes our contractual obligations as of June 30, 2014. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2¾ percent Convertible Senior Notes (principal and interest payable)	$231.7	$5.5	$11.1	$11.1	$204.0
Facility Rent Payments	$134.8	$6.2	$12.9	$13.7	$102.0
Equipment Financing Arrangements (principal and interest payable)	$5.4	$4.2	$1.2	$-	$-
Other Obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Capital Lease	$0.3	$0.2	$0.1	$-	$-
Operating Leases	$25.9	$1.5	$3.1	$2.9	$18.4
Total	$399.4	$17.7	$28.5	$27.8	$325.4

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In August 2012, we completed a $201.3 million convertible debt offering, which raised proceeds of approximately $194.7 million, net of $6.6 million in issuance costs. The $201.3 million of convertible senior notes mature in 2019 and bear interest at 23/4 percent, which is payable semi-annually. We used a substantial portion of the net proceeds from the issuance of these notes to redeem the entire $162.5 million in principal of our 25/8 percent convertible subordinated notes.  The 23/4 percent notes are convertible under certain conditions, at the option of the note holders, into approximately 12.1 million shares of our common stock at a conversion price of $16.63 per share. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 23/4 percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 23/4 percent notes on each such day. The redemption price for the 23/4 percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 23/4 percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 23/4 percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement. Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly. Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  As of  June 30, 2014, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.28 percent.  The carrying balance under this loan agreement at June 30, 2014 and December 31, 2013 was $5.2 million and $7.5 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2014 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Even though KYNAMRO is approved for HoFH in the United States, and if any of our other drugs are approved for marketing, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities approve our or our partners' drugs for commercialization, doctors may not use our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

The degree of market acceptance for KYNAMRO, and any of our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, depends upon a number of factors, including the:

●	receipt and scope of regulatory approvals;

●	establishment and demonstration in the medical and patient community of the efficacy and safety of our drugs and their potential advantages over competing products;

Index
●	cost and effectiveness of our drugs compared to other available therapies;

●	patient convenience of the dosing regimen for our drugs; and

●	reimbursement policies of government and third-party payors.

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

Our competitors engage in all areas of drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Other companies engage in developing antisense technology. Our competitors may succeed in developing drugs that are:

●	priced lower than our drugs;

●	safer than our drugs;

●	more effective than our drugs; or

●	more convenient to use than our drugs.

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

The FDA and foreign regulatory authorities have the authority to impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

●	KYNAMRO is approved in the United States as an adjunct to lipid-lowering medications and diet to reduce low density lipoprotein-cholesterol, apolipoprotein B, total cholesterol, and non-high density lipoprotein-cholesterol in patients with HoFH;
●	the KYNAMRO label contains a Boxed Warning citing a risk of hepatic toxicity; and
●	KYNAMRO is available only through a Risk Evaluation and Mitigation Strategy called the KYNAMRO REMS.

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

We depend on our collaboration with Genzyme for the development and commercialization of KYNAMRO.

We have entered into a collaborative arrangement with Genzyme to develop and commercialize KYNAMRO.

We entered into this collaboration primarily to:

●	fund some of our development activities for KYNAMRO;

●	seek and obtain regulatory approvals for KYNAMRO; and

●	successfully commercialize KYNAMRO.

Index
In general, we cannot control the amount and timing of resources that Genzyme devotes to our collaboration. If Genzyme fails to further develop and commercialize KYNAMRO, or if Genzyme's efforts are not effective, our business may be negatively affected. We are relying on Genzyme to obtain additional marketing approvals for and successfully commercialize KYNAMRO. Our collaboration with Genzyme may not continue or result in the successful commercialization of KYNAMRO. Genzyme can terminate our collaboration at any time. If Genzyme stopped developing or commercializing KYNAMRO, we would have to seek additional sources for funding and may have to delay or reduce our development and commercialization programs for KYNAMRO. If Genzyme does not successfully commercialize KYNAMRO, we may receive limited or no revenues for KYNAMRO. In addition, Sanofi's acquisition of Genzyme could disrupt Genzyme or distract it from performing its obligations under our collaboration.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that other regulatory agencies will not approve KYNAMRO or any of our other drugs including, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx for marketing.  If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme's marketing authorization application for KYNAMRO as a treatment for patients with HoFH.

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

Successful results in preclinical or initial human clinical studies, including the Phase 3 results for KYNAMRO and the Phase 2 results for some of our other drugs in development, may not predict the results of subsequent clinical studies, including subsequent studies of KYNAMRO and the Phase 3 studies for ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

●	the clinical study may produce negative or inconclusive results;

●	regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;

●	we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a drug on subjects in the trial;

●	we may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;

●	enrollment in our clinical studies may be slower than we anticipate;

●	the cost of our clinical studies may be greater than we anticipate; and

●	the supply or quality of our drugs or other materials necessary to conduct our clinical studies may be insufficient, inadequate or delayed.

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

Index
Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing approval for our drugs, including additional approvals for KYNAMRO, and initial approvals for ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or result in enforcement action after approval that could limit the commercial success of our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2014, we had an accumulated deficit of approximately $1.0 billion and stockholders' equity of approximately $366.9 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

In addition to receiving funding, we enter into collaborative arrangements with third parties to:

●	conduct clinical studies;

●	seek and obtain regulatory approvals; and

●	manufacture, market and sell our drugs.

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen Idec, Genzyme, GSK, and Roche these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Biogen Idec, Genzyme, GSK, or Roche, could determine that it is in its financial interest to:

●	pursue alternative technologies or develop alternative products that may be competitive with the drug that is part of the collaboration with us;

●	pursue higher-priority programs or change the focus of its own development programs; or

●	choose to devote fewer resources to our drugs than it does for its own drugs.

If any of these occur, it could affect our partner's commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing approval. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones for additional approvals or sales expectations of KYNAMRO or milestones related to the Phase 3 programs for ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, the price of our securities could decrease.

For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme's marketing authorization application for KYNAMRO as a treatment for patients with HoFH.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2014, we had cash, cash equivalents and short-term investments equal to $590.8 million.  If we do not meet our goals to successfully commercialize KYNAMRO or our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	additional marketing approvals and successful commercial launch of KYNAMRO;

●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;

●	continued scientific progress in our research, drug discovery and development programs;

●	the size of our programs and progress with preclinical and clinical studies;

●	the time and costs involved in obtaining regulatory approvals;

●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and

●	the profile and launch timing of our drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2014, the market price of our common stock ranged from $22.25 to $62.66 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We store these materials and various wastes resulting from their use at our facilities in Carlsbad, California pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause:

●	interruption of our research, development and manufacturing efforts;

Index
●	injury to our employees and others;

●	environmental damage resulting in costly clean up; and

●	liabilities under federal, state and local laws and regulations governing health and human safety, as well as the use, storage, handling and disposal of these materials and resultant waste products.

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

Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, only our board of directors, chairman of the board or chief executive officer can call special meetings of our stockholders. We have in the past, and may in the future, implement a stockholders' rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. In addition, our board of directors has the authority to fix the rights and preferences of, and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

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

Each year we are required to evaluate our internal controls systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management's time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt, or where the SEC has adopted, additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2014.

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

Santaris Litigation

In September 2011, we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California. Our infringement lawsuit alleges that Santaris' activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies infringes U.S. Patent No. 6,326,199, entitled "Gapped 2' Modified Oligonucleotides" and U.S. Patent No. 6,066,500, entitled "Antisense Modulation of Beta Catenin Expression." In the lawsuit we are seeking monetary damages and an injunction enjoining Santaris from conducting or participating in the infringing activities. In December 2011, Santaris filed an answer to our complaint, denying our allegations, and seeking a declaration from the court that Santaris has not, and does not, infringe the patents we asserted against Santaris in the suit. In January 2012, Santaris filed a motion for summary judgment asking the court to decide as a matter of law that Santaris' activities do not infringe the patents we assert in the suit. In September 2012, the court denied Santaris' motion for summary judgment and opened limited discovery related to whether Santaris' alleged infringing activities are permitted by the safe harbor under 35 U.S.C. Section 271(e)(1).  In April 2013, we amended our complaint related to the lawsuit to include additional claims alleging that Santaris' activities providing antisense drugs and antisense drug discovery services to a pharmaceutical company infringes U.S. Patent No. 6,440,739 entitled "Antisense Modulation of Glioma-Associated Oncogene-2 Expression"; and that Santaris induced its actual and prospective pharmaceutical partners to infringe U.S. Patent No. 6,326,199.  In December 2013, Santaris filed a new motion for summary judgment asking the court to decide as a matter of law that Santaris' alleged infringing activities are permitted by the safe harbor under 35 U.S.C. Section 271(e)(1). On February 27, 2014, the court denied this motion.

In March 2014, Santaris filed a motion asking the court to decide that Santaris' alleged infringing sales of Isis' patented methods are not actionable as a matter of law. In June 2014, the court granted Santaris' motion and dismissed our allegations to the extent the allegations are based on Santaris' sale or offer for sale of such method claims; and that we did not plead sufficient facts to establish that Santaris entering into its agreement with Enzon constituted the sale or offer for sale of the compounds claimed in U.S. Patent No. 6,066,500 and U.S. Patent No. 6,440,739. The rest of the case is proceeding.

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712 that are jointly owned by Merck Sharp & Dohme Corp. and Isis Pharmaceuticals, Inc.  In the suit Gilead is asking the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. Isis and Merck Sharp & Dohme Corp. filed their answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents will infringe those patents, and requesting monetary damages to compensate for such infringement. Under Isis' agreement with Merck, Merck is responsible for the costs of this suit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not Applicable.

Index

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Amendment to Restated Certificate of Incorporation filed June 17, 2014.

3.2	Restated Certificate of Incorporation filed June 19, 1991.

3.3	Certificate of Designation of Series C Junior Participating Preferred Stock filed December 13, 2000.

10.1
Amendment No. 3 to the Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated July 10, 2013. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2
Amendment #4 to the Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated April 10, 2014. Portions of this exhibit have been omitted and separately filed with the SEC.

10.3
Amendment #5 to the Research, Development and License Agreement among the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated June 27, 2014. Portions of this exhibit have been omitted and separately filed with the SEC.

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

101
The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	August 4, 2014

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 4, 2014