Form 10-Q
period 2014-09-30
ISIS PHARMACEUTICALS INC
filed 2014-11-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of voting common stock outstanding as of November 5, 2014 was 118,141,113.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,220	$159,973
Short-term investments	518,766	496,788
Contracts receivable	26,313	11,102
Inventories	7,085	8,033
Investment in Regulus Therapeutics Inc.	47,426	52,096
Other current assets	8,353	7,518
Total current assets	681,163	735,510
Property, plant and equipment, net	88,068	86,198
Licenses, net	3,160	4,572
Patents, net	16,879	15,517
Deposits and other assets	4,533	5,359
Total assets	$793,803	$847,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,627	$11,009
Accrued compensation	7,164	12,168
Accrued liabilities	29,140	22,092
Current portion of long-term obligations	3,667	4,408
Current portion of deferred contract revenue	51,727	48,135
Total current liabilities	107,325	97,812
Long-term deferred contract revenue	110,614	142,790
2¾ percent convertible senior notes	155,437	150,334
Long-term obligations, less current portion	4,039	6,542
Long-term financing liability for leased facility	71,616	71,288
Total liabilities	449,031	468,766
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,990,371 and 116,471,371 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	118	116
Additional paid-in capital	1,365,407	1,324,804
Accumulated other comprehensive income	16,894	21,080
Accumulated deficit	(1,037,647)	(967,610)
Total stockholders’ equity	344,772	378,390
Total liabilities and stockholders’ equity	$793,803	$847,156
See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Research and development revenue under collaborative agreements	$43,798	$23,258	$119,975	$102,543
Licensing and royalty revenue	265	327	9,325	2,493
Total revenue	44,063	23,585	129,300	105,036

Expenses:
Research, development and patent expenses	61,086	45,660	173,798	126,603
General and administrative	4,470	3,430	13,313	10,241
Total operating expenses	65,556	49,090	187,111	136,844

Loss from operations	(21,493)	(25,505)	(57,811)	(31,808)

Other income (expense):
Investment income	675	434	2,003	1,400
Interest expense	(4,998)	(4,867)	(14,902)	(14,470)
Gain on investments, net	538	175	675	2,073

Loss before income tax (expense) benefit	(25,278)	(29,763)	(70,035)	(42,805)

Income tax (expense) benefit	(1,398)	5,193	(2)	6,437

Net loss	$(26,676)	$(24,570)	$(70,037)	$(36,368)

Basic and diluted net loss per share	$(0.23)	$(0.21)	$(0.60)	$(0.33)
Shares used in computing basic and diluted net loss per share	117,811	115,263	117,511	108,608

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(26,676)	$(24,570)	$(70,037)	$(36,368)
Unrealized (losses) gains on securities, net of tax	(6,994)	2,207	(3,189)	17,876
Reclassification adjustment for realized gains included in net loss	(831)	(172)	(997)	(1,335)

Comprehensive loss	$(34,501)	$(22,535)	$(74,223)	$(19,827)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(70,037)	$(36,368)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,791	4,995
Amortization of patents	841	891
Amortization of licenses	1,412	1,531
Amortization of premium on investments, net	5,649	3,742
Amortization of debt issuance costs	412	308
Amortization of 23/4 percent convertible senior notes discount	5,103	4,715
Amortization of long-term financing liability for leased facility	4,962	4,919
Stock-based compensation expense	22,894	8,318
Gain on investments, net	(675)	(2,073)
Non-cash losses related to patents, licensing and property, plant and equipment	753	429
Changes in operating assets and liabilities:
Contracts receivable	(15,211)	(12,123)
Inventories	948	(1,264)
Other current and long-term assets	(1,239)	(1,535)
Accounts payable	1,414	(2,293)
Accrued compensation	(5,004)	(1,225)
Deferred rent	126	173
Accrued liabilities	7,046	443
Deferred contract revenue	(28,584)	104,402
Net cash (used in) provided by operating activities	(64,399)	77,985

Investing activities:
Purchases of short-term investments	(250,580)	(303,862)
Proceeds from the sale of short-term investments	222,896	135,130
Purchases of property, plant and equipment	(3,969)	(1,113)
Acquisition of licenses and other assets, net	(2,443)	(2,721)
Proceeds from the sale of strategic investments	2,036	2,110
Net cash used in investing activities	(32,060)	(170,456)

Financing activities:
Proceeds from equity awards	17,709	56,898
Net proceeds from public common stock offering	-	173,292
Proceeds from equipment financing arrangement	-	2,513
Principal payments on debt and capital lease obligations	(8,003)	(8,306)
Net cash provided by financing activities	9,706	224,397

Net (decrease) increase in cash and cash equivalents	(86,753)	131,926
Cash and cash equivalents at beginning of period	159,973	124,482
Cash and cash equivalents at end of period	$73,220	$256,408

Supplemental disclosures of cash flow information:
Interest paid	$2,977	$3,079
Income taxes paid	$-	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$3,204	$835

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2013. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Typically, we must estimate our period of performance when the agreements we enter into do not clearly define such information. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and amortize revenue over such period. We have made estimates of our continuing obligations under numerous agreements and in certain instances the timing of satisfying these obligations may change as the development plans for our drugs progress. Accordingly, our estimates may change in the future. If our estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize in future periods. For example, we adjusted the period of performance on our collaboration with GSK and our ISIS-SMNRx collaboration with Biogen Idec. As a result of adding two new development candidates, ISIS-HBVRx and ISIS-GSK4Rx, to our collaboration with GSK, our period of performance was extended beyond our initial estimate. Therefore, we extended the amortization period to correspond to the new extended period of performance. Similarly, with our ISIS-SMNRx collaboration, we extended the amortization period to correspond to the expansion of the Phase 3 study in infants with Spinal Muscular Atrophy, or SMA. Since we extended the amortization period for our GSK collaboration and our ISIS-SMNRx collaboration, revenue from the amortization of upfront payments for these collaborations will be $3.7 million less in 2014 compared to 2013.

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

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment. For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that the majority of future development, regulatory and commercialization milestones are substantive. For example, we consider most of the milestones associated with our strategic alliance with Biogen Idec substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we considered milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provided Alnylam ongoing access to our technology to develop and commercialize RNA interference, or RNAi, therapeutics. In evaluating if a milestone is substantive we consider whether:

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

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any. We consider most milestone payments related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At September 30, 2014 we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. We hold one cost method investment in a small company, which we call a satellite company, and realization of our equity position in this company is uncertain. In this circumstance we recorded a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the nine months ended September 30, 2014 and 2013. Total inventory, which consisted of raw materials, was $7.1 million and $8.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. For the three and nine months ended September 30, 2014, patent expenses included non-cash charges related to the write-down of our patent costs to their estimated net realizable values of $0.5 million and $0.8 million, respectively, compared to $0.2 million and $0.4 million for the same periods in 2013.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and nine months ended September 30, 2014 and 2013, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	2¾ percent convertible senior notes;
●	Dilutive stock options; and
●	Restricted stock units.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of September 30, 2014 and December 31, 2013, we had collaborative arrangements with four and five entities, respectively, that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities because we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities.  As of September 30, 2014, the total carrying value of our investments in variable interest entities was $48.4 million, and was primarily related to our investment in Regulus. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gains and losses on securities, net of taxes, and  adjustments we made to reclassify realized gains and losses on securities from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance accumulated other comprehensive income	$24,719	$26,986	$21,080	$12,480
Unrealized (losses) gains on securities, net of tax (1)	(6,994)	2,207	(3,189)	17,876
Amounts reclassified from accumulated other comprehensive income (2)	(831)	(172)	(997)	(1,335)
Net current period other comprehensive (loss) income	(7,825)	2,035	(4,186)	16,541
Ending balance accumulated other comprehensive income	$16,894	$29,021	$16,894	$29,021

(1)	Other comprehensive (loss) income for the three months ended September 30, 2014 included income tax benefit of $2.5 million, compared to income tax expense of $1.4 million and $11.4 million for the three and nine months ended September 30, 2013, respectively. We recorded no income tax benefit or expense for the nine months ended September 30, 2014.

(2)	Included in gain on investments, net on our condensed consolidated statement of operations.

Convertible debt

In August 2012, we completed a $201.3 million offering of convertible senior notes, which mature in 2019 and bear interest at 2¾ percent. In September 2012, we used a substantial portion of the net proceeds from the issuance of the 2¾ percent notes to redeem our 2⅝ percent convertible subordinated notes. We account for our 2¾ percent notes by separating the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our 2 ¾ percent notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt instrument at a discount. We are amortizing the debt discount over the life of these 2¾ percent notes as additional non-cash interest expense utilizing the effective interest method.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2014 and 2013, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.6%	1.0%
Dividend yield	0.0%	0.0%
Volatility	50.7%	51.4%
Expected life	4.6 years	5.1 years

ESPP:
	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	60.6%	62.9%
Expected life	6 months	6 months

Board of Director Stock Options:
	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	2.2%	2.2%
Dividend yield	0.0%	0.0%
Volatility	54.2%	52.7%
Expected life	6.9 years	7.2 years

The fair value of RSUs is based on the market price of our common stock on the date of grant.  RSUs vest annually over a four year period.  The weighted-average grant date fair value of RSUs granted to employees and the Board of Directors for the nine months ended September 30, 2014 was $45.80 and $38.10, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research, development and patent expenses	$6,606	$2,373	$18,879	$7,171
General and administrative	1,512	439	4,015	1,147
Total	$8,118	$2,812	$22,894	$8,318

Non-cash stock-based compensation was $8.1 million and $22.9 million for the three and nine months ended September 30, 2014, respectively, and increased compared to $2.8 million and $8.3 million for the same periods in 2013 primarily due to the increase in our stock price.  As of September 30, 2014, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $26.4 million and $11.5 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.  We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.5 years, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The guidance allows us to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings balance. We will adopt this guidance in our fiscal year beginning January 1, 2017. We are currently evaluating an adoption method and the impact this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures, and are currently unable to estimate the impact of this guidance.

In August 2014, the FASB issued accounting guidance on how and when to disclose going-concern uncertainties in the financial statements. This guidance requires us to perform interim and annual assessments to determine our ability to continue as a going concern within one year from the date that we issue our financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We will adopt this guidance in our fiscal year beginning January 1, 2017. We do not expect this guidance to have any effect on our financial statements.

3.	Investments

As of September 30, 2014, we have invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s (S&P) or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2014:

One year or less	57%
After one year but within two years	32%
After two years but within three years	11%
Total	100%

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

At September 30, 2014, we had an ownership interest of less than 20 percent in one private company and four public companies with which we conduct business.  The privately-held company is Atlantic Pharmaceuticals Limited and the publicly-traded companies are Antisense Therapeutics Limited, Achaogen Inc., iCo Therapeutics Inc., and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other- Than- Temporary Impairment	Estimated
September 30, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$205,973	$153	$(67)	$—	$206,059
Debt securities issued by U.S. government agencies (1)	51,021	13	(35)	—	50,999
Debt securities issued by the U.S. Treasury	9,022	18	—	—	9,040
Debt securities issued by states of the United States and political subdivisions of the states	38,134	19	(48)	—	38,105
Total securities with a maturity of one year or less	304,150	203	(150)	—	304,203
Corporate debt securities	148,079	55	(345)	—	147,789
Debt securities issued by U.S. government agencies	55,525	5	(132)	—	55,398
Debt securities issued by states of the United States and political subdivisions of the states	26,275	41	(77)	—	26,239
Total securities with a maturity of more than one year	229,879	101	(554)	—	229,426
Total available-for-sale securities	$534,029	$304	$(704)	$—	$533,629

	Cost	Unrealized		Other- Than- Temporary Impairment	Estimated
September 30, 2014	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,316	$32,110	$—	$—	$47,426
Securities included in other current assets	1,269	1,021	—	(1,269)	1,021
Total equity securities	$16,585	$33,131	$—	$(1,269)	$48,447
Total available-for-sale and equity securities	$550,614	$33,435	$(704)	$(1,269)	$582,076

	Amortized	Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$142,096	$75	$(27)	$—	$142,144
Debt securities issued by U.S. government agencies (1)	23,242	22	(16)	—	23,248
Debt securities issued by the U.S. Treasury	6,239	6	—	—	6,245
Debt securities issued by states of the United States and political subdivisions of the states	8,082	6	(28)	—	8,060
Total securities with a maturity of one year or less	179,659	109	(71)	—	179,697
Corporate debt securities	265,969	177	(393)	—	265,753
Debt securities issued by U.S. government agencies	41,308	3	(127)	—	41,184
Debt securities issued by the U.S. Treasury	9,062	21	—	—	9,083
Debt securities issued by states of the United States and political subdivisions of the states	14,186	37	(28)	—	14,195
Total securities with a maturity of more than one year	330,525	238	(548)	—	330,215
Total available-for-sale securities	$510,184	$347	$(619)	$—	$509,912

	Cost	Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$36,570	$—	$—	$52,096
Securities included in other current assets	1,538	618	—	(880)	1,276
Securities included in deposits and other assets	625	—	—	—	625
Total equity securities	$17,689	$37,188	$—	$(880)	$53,997
Total available-for-sale and equity securities	$527,873	$37,535	$(619)	$(880)	$563,909

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we considered to be temporarily impaired at September 30, 2014 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	178	$165,321	$(397)	$9,266	$(15)	$174,587	$(412)
Debt securities issued by U.S. government agencies	10	56,358	(167)	-	-	56,358	(167)
Debt securities issued by states of the United States and political subdivisions of the states	19	22,661	(78)	228	(47)	22,889	(125)
Total temporarily impaired securities	207	$244,340	$(642)	$9,494	$(62)	$253,834	$(704)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our assumptions. Our Level 3 investments include investments in the equity securities of publically held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2014, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that each security is valued with at September 30, 2014 and December 31, 2013 as follows (in thousands):

	At September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$44,551	$44,551	$—	$—
Corporate debt securities (1)	353,848	—	353,848	—
Debt securities issued by U.S. government agencies (1)	106,397	—	106,397	—
Debt securities issued by the U.S. Treasury	9,040	9,040	—	—
Debt securities issued by states of the United States and political subdivisions of the states (1)	64,344	—	64,344	—
Investment in Regulus Therapeutics Inc.	47,426	47,426	—	—
Equity securities (2)	1,021	1,021	—	—
Total	$626,627	$102,038	$524,589	$—

	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$133,233	$133,233	$—	$—
Corporate debt securities (1)	407,897	—	407,897	—
Debt securities issued by U.S. government agencies	64,432	—	64,432	—
Debt securities issued by the U.S. Treasury	15,328	15,328	—	—
Debt securities issued by states of the United States and political subdivisions of the states	22,255	—	22,255	—
Investment in Regulus Therapeutics Inc.	52,096	52,096	—	—
Equity securities (2)	1,276	1,276	—	—
Total	$696,517	$201,933	$494,584	$—

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(2)	Included in other current assets on our condensed consolidated balance sheet.

When we hold investments in publicly-held biotechnology companies that are subject to trading restrictions, we calculate a lack of marketability discount on the fair value of the investments and categorize these investments as Level 3. We determine the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

In the first quarter of 2014, Achaogen completed an initial public offering. As a result, we stopped using the cost method of accounting for our equity investment in Achaogen and instead we began accounting for it at fair value. Until September 2014, the fair value of our investment in Achaogen included a lack of marketability discount because there were restrictions on when we could trade the securities. In September 2014, we reclassified our investment in Achaogen to a Level 1 investment because the contractual trading restrictions on the shares we own had ended.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

Beginning balance of Level 3 investments	$-
Total gain included in accumulated other comprehensive income (loss)	1,231
Transfers out of Level 3 investments	(1,231)
Ending balance of Level 3 investments	$-

Other Fair Value Disclosures

Our 2¾ percent convertible notes had a fair value of $490.0 million at September 30, 2014.  We determine the fair value of our 2¾ percent convertible notes based on quoted market prices for these notes, which is a Level 2 measurement.

5.    Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Partner A	72%	25%	59%	16%
Partner B	12%	48%	9%	22%
Partner C	1%	18%	15%	21%
Partner D	0%	0%	0%	31%

Contract receivables from two significant partners comprised approximately 94 percent of our contract receivables at September 30, 2014. Contract receivables from three significant partners comprised approximately 91 percent of our contract receivables at December 31, 2013.

6.	Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the nine months ended September 30, 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income, net of taxes.  As a result, for the nine months ended September 30, 2013, we recorded a $6.4 million tax benefit, compared to income tax expense of $2,000 for the nine months ended September 30, 2014.

7.	Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3Rx and ISIS-ARRx for the treatment of cancer and an option to license up to three cancer drugs under a separate research program.  We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development.  In addition, we are eligible to receive royalties up to the low to mid-teens on any product sales of drugs resulting from this collaboration. Under the terms of the agreement, we received $31 million in upfront and near-term payments comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013, of which we recognized $11.5 million upon receipt of the payments.  We are recognizing the remaining $19.5 million as follows:

•	$11.2 million related to the ISIS-ARRx program, which we amortized through March 2014;
•	$7.6 million related to the option to license three drugs under a separate research program, which we are amortizing through December 2016; and
•	$0.7 million related to the ISIS-STAT3Rx program, which we are amortizing through November 2014.

Together with AstraZeneca, we are evaluating ISIS-STAT3Rx in patients with advanced cancer. AstraZeneca is conducting a Phase 1b/2a clinical study of ISIS-STAT3Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC.  We are also conducting a clinical study evaluating ISIS-STAT3Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma. We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other development activities for ISIS-STAT3Rx. In October 2014, we and AstraZeneca amended our agreement for ISIS-STAT3Rx. Under the amended terms of the agreement, we earned a $7.5 million milestone payment in November 2014, the first of two milestone payments totaling $15 million, from AstraZeneca for the advancement of ISIS-STAT3Rx in patients with advanced cancers. Upon initiation of the Phase 2 study, we will earn the second $7.5 million milestone payment and an additional $10 million milestone payment. In total, we are eligible to receive up to $70 million in milestone payments as ISIS-STAT3Rx advances through clinical development. In addition, we are eligible to earn up to $170 million in regulatory milestone payments plus royalties on the commercial sales of the drug.

In June 2013, we and AstraZeneca added a second development candidate, ISIS-ARRx, to our collaboration. ISIS-ARRx is an antisense drug we designed to treat patients with prostate cancer by inhibiting the production of the androgen receptor, or AR. From inception through September 2014, we have earned $25 million in milestone payments related to the development of ISIS-ARRx, including a $15 million milestone payment we earned in June 2014 when AstraZeneca initiated a Phase 1 study of ISIS-ARRx.

If AstraZeneca successfully develops ISIS-STAT3Rx, ISIS-ARRx, and three drugs under the research program, we could receive substantive milestone payments of more than $865 million, including up to $238 million for the achievement of development milestones and up to $620 million for the achievement of regulatory milestones. We will earn the next milestone payment of $10 million if we designate a development candidate for a cancer drug under our research program with AstraZeneca.

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

During the three and nine months ended September 30, 2014, we earned revenue of $627,000 and $19.7 million, respectively, from our relationship with AstraZeneca which represented one percent and 15 percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $4.2 million and $22.0 million for the same periods in 2013.  Our balance sheet at September 30, 2014 included deferred revenue of $4.8 million related to our relationship with AstraZeneca.

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a global collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA.  We received an upfront payment of $29 million, which we are amortizing through February 2017. We are eligible to receive a license fee, milestone payments and royalties up to the mid-teens on any product sales of ISIS-SMNRx. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 study or the completion of two Phase 2/3 studies. If Biogen Idec exercises its option, it will pay us a license fee and will assume global development, regulatory and commercialization responsibilities. In 2014, we and Biogen Idec amended our original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx. As a result, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration by approximately $57 million.

In the third quarter of 2014, we initiated the Phase 3 study evaluating ISIS-SMNRx in infants with SMA, for which we earned an $18 million milestone payment when we dosed the first patient. In addition, we are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA and a Phase 2 open-label, multiple-dose, dose-escalation pilot study in infants with SMA.  From inception through September 2014, we have earned $37.3 million in payments for advancing ISIS-SMNRx, including $11.3 million in payments we earned related to the amendments made to the clinical development plan for ISIS-SMNRx. Accounting rules require us to amortize the $11.3 million we received related to the amendments of the clinical development plan for ISIS-SMNRx over our estimated period of performance, which is as follows:

●	$3.8 million related to the Phase 2 studies in children and infants with SMA, which we amortized through July 2014; and
●	$7.5 million related to an open-label extension study in children with SMA, which we are amortizing through December 2014.

Under the terms of the amended agreement, we are eligible to receive up to $327.2 million in a license fee and payments, including $102.2 million in substantive milestone and other payments associated with the clinical development of ISIS-SMNRx prior to licensing and $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. We will earn the next milestone payment of $27 million if we dose the first patient in the Phase 3 study of ISIS-SMNRx in children with SMA, which is designed to support marketing registration for ISIS-SMNRx in the United States and Europe.

ISIS-DMPKRx

In June 2012, we and Biogen Idec entered into a second and separate collaboration and license agreement to develop and commercialize a novel antisense drug targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1, ISIS-DMPKRx. We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. Biogen Idec has the option to license the drug through the completion of the first Phase 2 trial. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments. From inception through September 2014, we have earned $24 million in substantive milestone payments associated with the clinical development of ISIS-DMPKRx, including a $14 million milestone payment we earned in June 2014 when we initiated a Phase 1 study for ISIS-DMPKRx.  We are eligible to receive up to another $35 million in milestone payments associated with the development of ISIS-DMPKRx prior to licensing.  We are also eligible to receive up to $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of the drug. We will earn the next milestone payment of $35 million if we initiate a Phase 2 study for ISIS-DMPKRx.

Neurology

In December 2012, we and Biogen Idec entered into a third and separate collaboration to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug.  Biogen Idec has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program.  We could receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We could also receive up to $130 million in milestone payments per program if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs. We will earn the next milestone payment of $10 million if we initiate an IND-enabling toxicology study for a development candidate identified under this collaboration.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept. Biogen Idec will then be responsible for later phase development and commercialization of the licensed drug. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration. If other modalities, such as small molecules or monoclonal antibodies, are chosen, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.  In addition, we are eligible to receive single-digit royalties on any product sales of drugs using non-antisense modalities developed under this collaboration.  In June 2014, we earned a $10 million milestone payment when Biogen Idec chose the first target to advance under this collaboration and in November 2014 we earned an additional $10 million milestone payment when we initiated an IND-enabling toxicology study for another target under this collaboration. We will earn the next milestone payment of up to $10 million if we choose another target to advance under this collaboration.

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

During the three and nine months ended September 30, 2014, we earned revenue of $31.7 million and $76.4 million, respectively, from our relationship with Biogen Idec, which represented 72 percent and 59 percent of our total revenue for those periods.   In comparison, we earned revenue of $5.9 million and $17.1 million for the same periods in 2013.  Our balance sheet at September 30, 2014 included deferred revenue of $127.4 million related to our relationship with Biogen Idec.

GSK

In March 2010, we entered into a strategic alliance with GSK, for up to six programs, using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. This alliance allows us to control and facilitate development of drugs while still being eligible to receive milestone payments as we advance these drugs in clinical development.  Our strategic alliance currently includes five active programs.  Under the terms of the agreement, we received a $35 million upfront payment and in May 2011 we received a $3 million payment when GSK expanded the collaboration. In addition, we are eligible to receive on average up to $20 million in milestone payments through Phase 2 proof-of-concept for each program, except for ISIS-TTRRx and the fifth target, which we describe below. GSK has the exclusive option to license drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities for such drug.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx. Under the amended terms of the agreement, we received a $2.5 million upfront payment in December 2012.  From inception through September 2014, we have received $27 million, primarily in milestone payments, from GSK related to the development of ISIS-TTRRx, not including an $18 million milestone payment we earned in October 2014 related to the advancement of the Phase 2/3 study of ISIS-TTRRx in patients with familial amyloid polyneuropathy. We are also eligible to earn an additional $25 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

In September 2013, we designated ISIS-HBVRx, formerly ISIS-GSK3Rx, as a development candidate under our collaboration with GSK. ISIS-HBVRx is an antisense drug designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection and replication. In June 2014, we amended our agreement to modify the development plans for ISIS-HBVRx. As a result, we received a $1 million payment. From inception through September 2014, we have earned $10 million in substantive milestone payments associated with advancing the ISIS-HBVRx program.

From inception through September 2014, we have earned $6.5 million in milestone payments for advancing ISIS-GSK4Rx, including a $1.5 million milestone payment we earned in September 2014 when we initiated an IND-enabling toxicology study of ISIS-GSK4Rx. In addition, in November 2014, we earned a $5 million milestone payment when we designated ISIS-GSK5Rx as a development candidate. ISIS-GSK4Rx and ISIS-GSK5Rx are antisense drugs we designed to treat undisclosed ocular diseases. We and GSK amended our agreement to modify the development plans for ISIS-GSK4Rx and ISIS-GSK5Rx in April 2014.  From inception through November 2014, we have earned $11.5 million in milestone payments associated with advancing ISIS-GSK4Rx and ISIS-GSK5Rx.

Under our agreement, if GSK successfully develops all five programs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.2 billion, including up to $147.5 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. We will earn the next $1.0 million milestone payment if we further advance the ISIS-HBVRx program. In addition, we are eligible to receive royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

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

During the three and nine months ended September 30, 2014, we earned revenue of $5.1 million and $11.9 million, respectively, from our relationship with GSK, which represented 12 percent and nine percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $11.3 million and $23.5 million for the same periods in 2013. Our balance sheet at September 30, 2014 included deferred revenue of $11.1 million related to our relationship with GSK, $9 million of which is related to the upfront and other payments associated with our collaboration with GSK that we are amortizing through our estimated period of performance of September 2015.

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

During the three and nine months ended September 30, 2014, we earned revenue of $2.3 million and $6.7 million, respectively, from our relationship with Roche. In comparison, we earned revenue of $1.9 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. Our balance sheet at September 30, 2014 included deferred revenue of $19.0 million related to our relationship with Roche.

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

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock. Since early 2009, we have earned $7 million in milestone payments from Achaogen, including $4 million we earned in September 2014 when Achaogen initiated a Phase 3 study of plazomicin in patients with serious multi-drug resistant, gram-negative bacterial infections. Assuming Achaogen successfully develops and commercializes two drugs under our agreement, we will receive payments totaling up to $42.3 million for the achievement of key clinical, regulatory and sales events. We will earn the next payment of $7.5 million if Achaogen obtains regulatory approval for plazomicin in a major market. We are also eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.

In March 2014, Achaogen completed an initial public offering. Upon the close of the offering, our investment in Achaogen’s preferred stock converted into approximately 148,000 shares of common stock. As of September 30, 2014, the fair value of our investment in Achaogen was $1.0 million.  At September 30, 2014 and December 31, 2013, we owned less than 10 percent of Achaogen’s equity.

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

We have the potential to earn sublicense revenue and a portion of milestone payments and royalty payments that Alnylam receives from licenses of our technology it grants to its partners. Through September 2014, we have earned a total of $48.2 million from Alnylam resulting from licenses of our technology for the development of RNAi technology that we granted to Alnylam and Alnylam has granted to its partners, including $7.7 million we earned in the first quarter of 2014 related to Alnylam’s collaboration with Genzyme. During the nine months ended September 30, 2014 and 2013, we earned revenue of $7.7 million and $0.4 million, respectively, from our relationship with Alnylam.

8.	Subsequent Event

In November 2014, Regulus completed a public offering.  As part of the offering, we sold 1,279,411 shares of Regulus’ common stock for total proceeds of $20.4 million, resulting in a $17.8 million gain, which we will recognize in the fourth quarter of 2014.  As part of the public offering, Regulus' directors, executive management team, and some of its stockholders, including us, have agreed that until January 27, 2015, subject to specified exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Regulus' common stock or securities convertible into or exchangeable or exercisable for any shares of Regulus' common stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its wholly owned subsidiary, Symphony GenIsis, Inc., which is currently inactive.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the U.S. Securities and Exchange Commission, and those identified within this Item in the section entitled “Risk Factors” beginning on page 23 of this Report.

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

Our flagship product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with homozygous familial hypercholesterolemia, or HoFH. Patients with HoFH are at high cardiovascular risk and cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In January 2013, the U.S. Food and Drug Administration, or FDA, approved the marketing application for KYNAMRO for patients with HoFH. Genzyme, a Sanofi Company, has also obtained marketing approval in other countries, including Mexico, Argentina, South Korea and Peru, and is pursuing marketing approval in multiple additional markets. Genzyme has expertise in successfully marketing drugs in the United States and internationally for severe and rare diseases and is using this expertise to reach patients with HoFH who are in desperate need of new treatment options. Genzyme is concentrating marketing and sales efforts on lipid specialists, and physicians who refer HoFH patients to these specialists, to reach patients with HoFH in the United States and other countries.

We have created a mature and broad pipeline that goes well beyond KYNAMRO. We have a pipeline of 34 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas. We have a number of drugs in later-stage development that we believe represent significant near-term commercial opportunities.  One of these drugs, ISIS-APOCIIIRx, is a drug we designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS. We have completed a broad Phase 2 program demonstrating that ISIS-APOCIIIRx significantly reduced triglyceride and apolipoprotein C-III, or apoC-III, levels in patients when evaluated as a single agent and in combination with fibrates. We initiated a Phase 3 program in the third quarter of 2014 to support a potential 2016 regulatory filing for marketing approval for ISIS-APOCIIIRx. In addition to ISIS-APOCIIIRx, we are also evaluating ISIS-TTRRx and ISIS-SMNRx in Phase 3 studies. We designed these drugs to treat patients with severe and rare diseases, such as transthyretin amyloidosis, or TTR, and spinal muscular atrophy, or SMA, who have very limited therapeutic options. Because of the significant unmet medical need and the severity of these diseases, new therapeutic approaches could warrant an accelerated path to market. ISIS-TTRRx is already in Phase 3 development, and we initiated a Phase 3 program for ISIS-SMNRx in July 2014. We believe that all three of these drugs have the potential to reach the market in the next several years. We also have numerous drugs in our pipeline advancing in mid-stage clinical development that could represent significant near and mid-term licensing opportunities. We reported Phase 2 data for ISIS-GCGRRx and ISIS-FXIRx in May 2014 and we plan to report data for ISIS-PTP1BRx and ISIS-GCCRRx, in late 2014 or early 2015.

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

Recent Events

Corporate and Drug Development Highlights from the Third Quarter and Early Fourth Quarter
● We reported positive clinical results for ISIS-SMNRx from two open-label Phase 2 studies in infants and children with SMA.  These data were presented at the World Muscle Society Congress.
●	We reported that the median event-free age of infants with SMA on September 2, 2014 compared favorably to that of infants with SMA in the Pediatric Neuromuscular Clinical Research Network for Spinal Muscular Atrophy natural history study.
●	We reported that time and dose-dependent increases in muscle function scores were observed in both infants and children with SMA.
●	We presented clinical data showing that ISIS-SMNRx is distributed throughout the spinal cord and neurons with greater amounts of full-length SMN2 messenger RNA, or mRNA, and SMN protein in tissues from ISIS-SMNRx-treated infants compared to the amounts of full-length SMN2 mRNA and SMN protein in the tissues analyzed from untreated SMA infants.

● Our collaborators reported positive clinical results from three drugs in our lipid franchise.   These data were presented at the 2014 European Society of Cardiology Congress.
●	Dr. John Kastelein, M.D., Ph.D. presented data from a retrospective analysis of 104 patients with familial hypercholesterolemia treated for one year with KYNAMRO injection in the long-term extension study showing that patients treated with KYNAMRO experienced a reduction in Major Adverse Cardiovascular Events, or MACE, from 25.72/1000 months (in the two years prior to KYNAMRO treatment) to 4.85/1000 months.
●	Dr. John Kastelein provided an overview of the Phase 2 program for ISIS-APOCIIIRx in which treatment with ISIS-APOCIIIRx produced consistent, robust and statistically significant reductions in triglycerides, apoC-III and non-HDL-Cholesterol and increases in HDL-Cholesterol in all patient populations evaluated.
●	Dr. Sotirios Tsimikas, M.D. presented data from the Phase 1 study in which treatment with ISIS-APO(a)Rx produced dose-dependent and significant reductions in Lp(a) levels in healthy volunteers.

● Our partner, Regulus, reported positive interim results on RG-101, an anti-miR drug in development to treat patients with hepatitis C virus.
        ●      Regulus reported a single dose of RG-101 demonstrated a substantial mean reduction in viral load in patients with varied hepatitis C virus genotypes and treatment history.

● Together with our partners, we continued to advance our pipeline of drugs.
●	We initiated ENDEAR, the Phase 3 study evaluating ISIS-SMNRx in infants with SMA.
●	We initiated APPROACH, the Phase 3 study evaluating ISIS-APOCIIIRx in patients with familial chylomicronemia syndrome.
●	Achaogen initiated a Phase 3 study of plazomicin in patients with serious multi-drug resistant, gram-negative bacterial infections.
●	We added a new drug, ISIS-BIIB3Rx, to our pipeline. ISIS-BIIB3Rx is part of our strategic neurology alliance with Biogen Idec and is in development to treat an undisclosed neurodegenerative disease.
●	We added a new drug, ISIS-GSK5Rx, to our pipeline. ISIS-GSK5Rx is part of our alliance with GSK and is in development to treat an undisclosed ocular disease.
●	We added a new drug, ISIS-HTTRx, to our pipeline. ISIS-HTTRx is part of our alliance with Roche and is in development to treat patients with Huntington's Disease.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2014 was $44.1 million and $129.3 million, respectively, was significantly higher than revenue for the same periods in 2013 of $23.6 million and $105.0 million, respectively. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. Our revenue from milestone payments increased to $66.5 million in 2014 compared to $57 million in 2013, primarily because of payments we have earned as we have advanced the drugs in our pipeline. In addition, our revenue from the amortization of upfront fees also increased to $46.0 million compared to $29.8 million in 2013 primarily due to the amortization of the $100 million upfront fee related to the strategic neurology partnership we entered into with Biogen Idec in September 2013.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2014 was $43.8 million and $120.0 million, respectively, compared to $23.3 million and $102.5 million for the same periods in 2013. Our revenue from the amortization of payments from our partners was $46.0 million for the nine months ended September 30, 2014, compared to $29.8 million for the same period in 2013, and increased primarily due to the amortization of the $100 million upfront fee related to the strategic neurology partnership we entered into with Biogen Idec in September 2013. We also earned $66.5 million in milestone payments for the nine months ended September 30, 2014. The revenue from milestone payments in 2014 was comprised of:

●    $43 million from Biogen Idec related to advancing ISIS-SMNRx, initiating a Phase 1 study for ISIS-DMPKRx, and validating an undisclosed target to treat a neurological disorder;
●    $15 million from AstraZeneca related to the initiation of a Phase 1 clinical study of ISIS-ARRx;
●    $4.5 million from GSK related to advancing the Phase 2/3 study of ISIS-TTRRx and advancing ISIS-GSK4Rx; and
●    $4 million from Achaogen when Achaogen initiated a Phase 3 study of plazomicin.

Already in the fourth quarter, we earned $23 million in milestone payments from GSK for advancing ISIS-TTRRx and for designating ISIS-GSK5Rx as a development candidate. We also earned a $10 million milestone payment from Biogen Idec and a $7.5 million milestone payment from AstraZeneca as the partnered programs in these alliances advanced.  We will recognize these milestone payments as revenue in our fourth quarter 2014 financial results.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2014 was $0.3 million and $9.3 million, respectively, compared to $0.3 million and $2.5 million for the same period in 2013. The increase in the first nine months of 2014 was primarily a result of the $7.7 million in sublicensing revenue we earned from Alnylam related to its collaboration with Genzyme.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 were $65.6 million and $187.1 million, respectively, compared to $49.1 million and $136.8 million for the same periods in 2013 due to higher development costs associated with our maturing pipeline of drugs, including costs associated with our Phase 3 programs for ISIS-TTRRx, ISIS-SMNRx, and ISIS-APOCIIIRx. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.  In addition to the Phase 3 programs we are conducting, we initiated Phase 2 studies for several drugs in our pipeline in the second half of 2013, which are ongoing, and advanced several drugs into clinical development in the third quarter of 2014.

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research, development and patent expenses	$54,480	$43,287	$154,919	$119,432
Non-cash compensation expense related to equity awards	6,606	2,373	18,879	7,171
Total research, development and patent expenses	$61,086	$45,660	$173,798	$126,603

For the three and nine months ended September 30, 2014, our total research, development and patent expenses were $54.5 million and $154.9 million, respectively, and were higher compared to $43.3 million and $119.4 million for the same periods in 2013 primarily due to the progression of numerous drugs in our pipeline into later stage clinical trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. For example, we initiated Phase 2 studies for several of the drugs in our pipeline in the second half of 2013, which are ongoing, and we advanced several drugs into clinical development in the third quarter of 2014. In addition, we incurred more costs in 2014 compared to 2013 associated with the clinical studies of ISIS-TTRRx, ISIS-SMNRx, and ISIS-APOCIIIRx, as we continued to advance those drugs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Discovery

We use our proprietary antisense technology to generate information about the function of genes and to determine the value of genes as drug discovery targets. We use this information to direct our own antisense drug discovery research, and that of our partners. Antisense drug discovery is also the function that is responsible for advancing our antisense core technology.

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines. We anticipate that our existing relationships and collaborations, as well as prospective new partners, will continue to help fund our research programs and contribute to the advancement of the science by funding core antisense technology research.

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Antisense drug discovery expenses	$11,151	$9,503	$31,006	$29,754
Non-cash compensation expense related to equity awards	1,829	667	5,359	2,118
Total antisense drug discovery	$12,980	$10,170	$36,365	$31,872

Antisense drug discovery costs for the three and nine months ended September 30, 2014 were $11.2 million and $31.0 million, respectively, and were slightly higher as expected compared to $9.5 million and $29.8 million for the same periods in 2013 because we were conducting more research studies in 2014 to support our partnerships. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
KYNAMRO	$1,411	$2,913	$3,875	$6,504
ISIS-TTRRx	2,949	1,534	7,981	3,519
ISIS-SMNRx	5,480	2,115	13,895	6,278
ISIS-APOCIIIRx	3,893	1,825	8,121	5,472
Other antisense development products	14,548	11,513	44,410	27,291
Development overhead costs	2,757	1,982	9,300	5,542
Non-cash compensation expense related to equity awards	2,536	741	6,938	2,317
Total antisense drug development	$33,574	$22,623	$94,520	$56,923

Antisense drug development expenses were $31.0 million and $87.6 million, respectively, for the three and nine months ended September 30, 2014, compared to $21.9 million and $54.6 million for the same periods in 2013. Expenses in the first nine months of 2014 were higher compared to the same period in 2013 primarily due to an increase in development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies the costs of development increase. For example, in the second half of 2013, we initiated Phase 2 studies for several of the drugs in our pipeline, which are ongoing, and we advanced several drugs into clinical development. In addition, we incurred more costs in 2014 compared to 2013 associated with the clinical studies of ISIS-TTRRx, ISIS-SMNRx, and ISIS-APOCIIIRx, as we continued to advance those drugs. We began separately disclosing ISIS-SMNRx and ISIS-APOCIIIRx, in the table above in the third quarter of 2014 because we initiated Phase 3 trials for these drugs during the period. Previously, these amounts were included in other antisense development products.  All amounts exclude non-cash compensation expense related to equity awards.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Manufacturing and operations	$5,562	$5,454	$16,554	$14,029
Non-cash compensation expense related to equity awards	756	306	2,205	965
Total manufacturing and operations	$6,318	$5,760	$18,759	$14,994

Manufacturing and operations expenses were $5.6 million and $16.6 million, respectively, for the three and nine months ended September 30, 2014, compared to $5.5 million and $14.0 million for the same periods in 2013. Manufacturing increased for the first nine months of 2014 primarily because we manufactured more drug product to support our drug development activities, including drug product to support the Phase 3 trial for ISIS-APOCIIIRx. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Personnel costs	$2,278	$2,291	$7,226	$6,946
Occupancy	1,937	1,787	5,491	5,121
Patent expenses	882	695	1,962	3,769
Depreciation and amortization	548	589	1,697	1,886
Insurance	305	273	898	840
Other	779	813	2,502	2,481
Non-cash compensation expense related to equity awards	1,485	659	4,378	1,771
Total antisense drug development	$8,214	$7,107	$24,154	$22,814

R&D support costs for the three and nine months ended September 30, 2014 were $6.7 million and $19.8 million, respectively, compared to $6.4 million and $21.0 million for the same periods in 2013. Patent expenses were higher in 2013 primarily due to litigation costs for our patent infringement lawsuit against Santaris Pharma A/S. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative expenses	$2,958	$2,991	$9,298	$9,094
Non-cash compensation expense related to equity awards	1,512	439	4,015	1,147
Total general and administrative expenses	$4,470	$3,430	$13,313	$10,241

General and administrative expenses were $3.0 million and $9.3 million, respectively, for the three and nine months ended September 30, 2014, and were essentially flat compared to $3.0 million and $9.1 million for the same periods in 2013. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2014 was $675,000 and $2.0 million, respectively, compared to $434,000 and $1.4 million for the same periods in 2013. The increase in investment income was primarily due to a higher average cash balance and market conditions during the first nine months of 2014.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $5.0 million and $14.9 million, respectively, and was essentially flat compared to $4.9 million and $14.5 million for the same periods in 2013.

Gain on Investments, net

We recorded a gain on investments of $538,000 and $675,000 for the three and nine months ended September 30, 2014, respectively, compared to a gain on investments of $175,000 and $2.1 million for the same periods in 2013. The gain on investments for the first nine months of 2014 was primarily due to proceeds we received in the third quarter of 2014 when we sold a portion of the stock we held in several of our satellite companies. The net gain on investments in the first nine months of 2013 was primarily due to $1.1 million we received in the first quarter of 2013 when we sold the stock we held in Sarepta Therapeutics, Inc. and the $844,000 payment we received from Pfizer, Inc. in the second quarter of 2013 related to its acquisition of Excaliard Pharmaceuticals, Inc.

In November 2014, Regulus completed a public offering.  As part of the offering, we sold 1,279,411 shares of Regulus’ common stock for total proceeds of $20.4 million, resulting in a $17.8 million gain, which we will recognize in the fourth quarter of 2014.

Income Tax Benefit

We recorded tax expense of $1.4 million and $2,000 for the three months and nine months ended September 30, 2014, compared to a tax benefit of $5.2 million and $6.4 million for the same periods in 2013. Accounting rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. The tax benefit we recorded in the first nine months of 2013 is primarily related to the unrealized gains associated with our investments in Regulus.

Net Loss and Net Loss per Share

Net loss for the three and nine months ended September 30, 2014 was $26.7 million and $70.0 million, respectively, compared to $24.6 million and $36.4 million for the same periods in 2013. Basic and diluted net loss per share for the three and nine months ended September 30, 2014 was $0.23 and $0.60 per share, respectively, compared to $0.21 and $0.33 per share for the same periods in 2013. Our net loss increased in the first nine months of 2014 primarily due to the planned increase in operating expenses associated with our maturing pipeline of drugs, offset in part by higher revenue.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2014, we have earned approximately $1.4 billion in revenue from contract research and development and the sale and licensing of our intellectual property.  From the time we were founded through September 30, 2014, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $786.9 million under long-term debt arrangements to finance a portion of our operations.

At September 30, 2014, we had cash, cash equivalents and short-term investments of $592.0 million and stockholders’ equity of $344.8 million. In comparison, we had cash, cash equivalents and short-term investments of $656.8 million and stockholders’ equity of $378.4 million at December 31, 2013. Our cash balance at September 30, 2014 did not include approximately $23.5 million in payments that we recognized into revenue in the third quarter and received in the fourth quarter and $20.4 million of proceeds we received in November 2014 from participating in Regulus' recently completed equity offering. At September 30, 2014, we had consolidated working capital of $573.8 million, compared to $637.7 million at December 31, 2013. The decrease in our cash and working capital primarily relates to cash used to fund our operations.

As of  September 30, 2014, our debt and other obligations totaled $280.6 million compared to $283.5 million at December 31, 2013. The decrease was primarily due to rent and principal payments we made in the first nine months of 2014 on our lease obligations and notes payable.

The following table summarizes our contractual obligations as of September 30, 2014. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2¾ percent Convertible Senior Notes (principal and interest payable)	$231.7	$5.5	$11.1	$11.1	$204.0
Facility Rent Payments	$133.3	$6.2	$13.0	$13.8	$100.3
Equipment Financing Arrangements (principal and interest payable)	$4.3	$3.6	$0.7	$-	$-
Other Obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Capital Lease	$0.2	$0.2	$-	$-	$-
Operating Leases	$25.6	$1.6	$3.0	$3.0	$18.0
Total	$396.4	$17.2	$27.9	$28.0	$323.3

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

In August 2012, we completed a $201.3 million convertible debt offering, which raised proceeds of approximately $194.7 million, net of $6.6 million in issuance costs. The $201.3 million of convertible senior notes mature in 2019 and bear interest at 2¾ percent, which is payable semi-annually. We used a substantial portion of the net proceeds from the issuance of these notes to redeem the entire $162.5 million in principal of our 2⅝ percent convertible subordinated notes.  The 2¾ percent notes are convertible under certain conditions, at the option of the note holders, into approximately 12.1 million shares of our common stock at a conversion price of $16.63 per share. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2¾ percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

In October 2008, we entered into an equipment financing loan agreement and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement. Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly. Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  As of September 30, 2014, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.18 percent.  The carrying balance under this loan agreement at September 30, 2014 and December 31, 2013 was $4.2 million and $7.5 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2014 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Drug Discovery and Development Business

If the market does not accept KYNAMRO and our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, we are not likely to generate revenues or become consistently profitable.

Even though KYNAMRO is approved for HoFH in the United States, and if any of our other drugs are approved for marketing, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities approve our or our partners’ drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

In particular, even though KYNAMRO is approved for HoFH in the United States, it may not be commercially successful.

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

If we fail to compete effectively, our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, will not contribute significant revenues.

Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Other companies engage in developing antisense technology. Our competitors may succeed in developing drugs that are:

●	priced lower than our drugs;

●	safer than our drugs;

●	more effective than our drugs; or

●	more convenient to use than our drugs.

These competitive developments could make our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO, which is approved, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies of new pharmaceutical products and in obtaining FDA and other regulatory approvals of such products. Accordingly, our competitors may succeed in obtaining regulatory approval for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our drugs, and we will rely on our partners to provide this capability.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, drugs like tafamadis, diflunisal, and patisiran could compete with ISIS-TTRRx, drugs like pradigastat and CAT-2003 could compete with ISIS-APOCIIIRx, and the products that may emerge from early development programs designed to treat patients with SMA could compete with ISIS-SMNRx.

KYNAMRO is, and, following approval any of our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, could be, subject to regulatory limitations.*

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Even if approved, we or our partners may not obtain the labeling claims necessary or desirable for successfully commercializing our drug products, including KYNAMRO, which is approved, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

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

We cannot guarantee that any of our drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, will be safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that KYNAMRO will be approved in additional markets outside the United States or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2014, we had an accumulated deficit of approximately $1.0 billion and stockholders’ equity of approximately $344.8 million.  Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2014, we had cash, cash equivalents and short-term investments equal to $592.0 million.  If we do not meet our goals to successfully commercialize KYNAMRO and our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2014, the market price of our common stock ranged from $22.25 to $62.66 per share.  Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2014.

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

In March 2014, Santaris filed a motion asking the court to decide that Santaris’ alleged infringing sales of Isis’ patented methods are not actionable as a matter of law. In June 2014, the court granted Santaris’ motion and dismissed our allegations to the extent the allegations are based on Santaris’ sale or offer for sale of such method claims; and that we did not plead sufficient facts to establish that Santaris entering into its agreement with Enzon constituted the sale or offer for sale of the compounds claimed in U.S. Patent No. 6,066,500 and U.S. Patent No. 6,440,739. The rest of the case is proceeding, and on October 17, 2014, we filed an amended complaint to plead additional facts and assert Santaris infringed U.S. Patent No. 6,066,500 and U.S. Patent No. 6,440,739 through Santaris' agreement with Enzon.

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712 that are jointly owned by Merck Sharp & Dohme Corp. and Isis Pharmaceuticals, Inc.  In the suit Gilead is asking the court to determine that Gilead’s activities do not infringe any valid claim of the named patents and that the patents are not valid. Isis and Merck Sharp & Dohme Corp. filed their answer denying Gilead’s noninfringement and invalidity contentions, contending that Gilead’s commercial sale and offer for sale of sofosbuvir prior to the expiration of the ‘499 and ‘712 patents will infringe those patents, and requesting monetary damages to compensate for such infringement. Under Isis’ agreement with Merck, Merck is responsible for the costs of this suit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

10.1	Exclusive License Agreement between the Registrant and the University of Massachusetts dated January 14, 2010. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2
Amended and Restated Collaboration and License Agreement between the Registrant and Cold Spring Harbor Laboratory dated October 26, 2011. Portions of this exhibit have been omitted and separately filed with the SEC.

10.3
Amendment to Amended and Restated Collaboration and License Agreement between the Registrant and Cold Spring Harbor Laboratory dated March 14, 2014. Portions of this exhibit have been omitted and separately filed with the SEC.

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

101
The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 7, 2014

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 7, 2014