Form 10-Q/A
period 2014-09-30
ISIS PHARMACEUTICALS INC
filed 2014-11-10
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the Section 906 certification (filed herein as Exhibit 32.1) which was originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities & Exchange Commission on November 7, 2014 (the “Original Form 10-Q”). The certification included with the Original Form 10-Q contained a typographical error. The corrected certification is being filed with this Form 10-Q/A.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.	– EXHIBITS

Exhibit Number	Description of Document

10.1*	Exclusive License Agreement between the Registrant and the University of Massachusetts dated January 14, 2010. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2*
Amended and Restated Collaboration and License Agreement between the Registrant and Cold Spring Harbor Laboratory dated October 26, 2011. Portions of this exhibit have been omitted and separately filed with the SEC.

10.3*
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

101*
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

* Previously filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, which was filed with the Securities & Exchange Commission on November 7, 2014.

Isis Pharmaceuticals, Inc.

(Registrant)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isis Pharmaceuticals, Inc.

Dated: November 10, 2014	By:	/s/ Elizabeth L. Hougen
Elizabeth L. Hougen
Senior Vice President, Finance and
Chief Financial Officer
(Principal financial and accounting officer)