Form 10-K
period 2014-12-31
ISIS PHARMACEUTICALS INC
filed 2015-03-02
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The NASDAQ Global Select Market was $3,377,077,105 as of June 30, 2014.*

The number of shares of voting common stock outstanding as of February 23, 2015 was 119,018,331.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 146 to 153 incorporates several documents by reference as indicated therein.

*	Excludes 19,641,255 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10% of the common stock outstanding at June 30, 2014. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, and other products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled "Risk Factors". Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

In this report, unless the context requires otherwise, "Isis," "Company," "we," "our," and "us" refers to Isis Pharmaceuticals, Inc. and its subsidiaries.

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Akcea Therapeutics™ is a trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

KYNAMRO CornerstoneSM is a service mark of Genzyme Corporation

Zytiga® is a registered trademark of Janssen Biotech, Inc.

ABRAXANE® is a registered trademark of Celgene Corporation

Vyndaqel® is a registered trademark of Pfizer Inc.

Glybera® is a registered trademark of uniQure NV

CORPORATE INFORMATION

We incorporated in California in 1989, and in January 1991 we changed our state of incorporation to Delaware. Our principal offices are in Carlsbad, California. We make available, free of charge, on our website, www.isispharm.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference. You may also read and copy our filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ISIS PHARMACEUTICALS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

PART I

Item 1.  Business

Overview

We are the leading company in RNA-targeted drug discovery and development, exploiting a proven novel drug discovery platform we created to generate a broad pipeline of first-in-class or best-in-class antisense drugs. The efficiency and broad applicability of our drug discovery platform allows us to discover and develop antisense drugs to treat a wide range of diseases with an emphasis on cardiovascular, metabolic, severe and rare diseases, including neurological disorders, and cancer. The efficiency of our drug discovery technology allows us to employ a unique business strategy designed to maximize the value of our drugs and technology while maintaining an effective cost structure that limits our cash needs. Our business strategy is supported by our platform technology, our robust pipeline of drugs and our multifaceted partnering strategy, which have enabled us to focus on doing what we do best – to discover and develop novel antisense drugs.

We have created a mature and broad pipeline of 38 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas. We have a number of drugs in later-stage development that we believe represent significant near-term commercial opportunities. ISIS-APOCIIIRx is a drug we designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS and patients with partial lipodystrophy, another severe and rare genetic condition. We have completed a broad Phase 2 program in which patients treated with ISIS-APOCIIIRx experienced significantly reduced triglyceride and apolipoprotein C-III, or apoC-III, levels when evaluated as a single agent and in combination with fibrates. We initiated a Phase 3 study in patients with FCS in the third quarter of 2014, with data expected in 2016/2017, that is designed to support a regulatory filing for marketing approval for ISIS-APOCIIIRx. In addition to ISIS-APOCIIIRx, we are also evaluating ISIS-TTRRx and ISIS-SMNRx in Phase 3 studies. We designed these drugs to treat patients with severe and rare diseases, such as transthyretin amyloidosis, or TTR, and spinal muscular atrophy, or SMA, who have very limited therapeutic options. The significant unmet medical need and the severity of these diseases could warrant a rapid path to market. We believe all three of these drugs have the potential to reach the market in the next several years. We also have numerous drugs in our pipeline advancing in mid-stage clinical development that could represent significant near and mid-term licensing opportunities. Through February 2015, we and our partners reported clinical data from 20 studies, of which 17 were positive.

 Our novel lipid-lowering product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with homozygous familial hypercholesterolemia, or HoFH. Patients with HoFH are at high cardiovascular risk and cannot reduce their low-density lipoprotein cholesterol, or LDL-C, sufficiently with currently available lipid-lowering therapies. In January 2013, the U.S. Food and Drug Administration, or FDA, approved the marketing application for KYNAMRO for patients with HoFH. Genzyme, a Sanofi Company, has also obtained marketing approval in other countries, including Mexico, Argentina, South Korea and Peru, and is pursuing marketing approval in multiple additional markets. Genzyme is evaluating KYNAMRO in a late-stage clinical study, FOCUS FH, in patients with severe heterozygous familial hypercholesterolemia, or HeFH, and they plan to report data from this study in 2015.

The efficiency and broad utility of our drug discovery technology supports the continued growth of our pipeline of antisense drugs. To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy. Our partnering strategy provides us the flexibility to license each of our drugs at what we believe is the optimal time to maximize the near- and long-term value of our drugs. In this way, we can expand our and our partners' pipelines with antisense drugs that we design to address significant medical needs while remaining small and focused. Most recently, we established a wholly owned subsidiary, Akcea Therapeutics, Inc., to develop and commercialize the drugs from our lipid franchise. Akcea will focus on the development and commercialization of ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx, as well as more potent follow on drugs for these programs. To lead Akcea, we hired a senior business leader with commercialization expertise in severe and rare and cardiovascular diseases to maximize the value of our lipid franchise assets. Moving our lipid drugs into a company that we own and control ensures that our core focus at Isis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs.

Another component of our partnering strategy is to form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as when we licensed KYNAMRO to Genzyme, and build a base of license fees, milestone payments, profit share and royalty income. We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec, GSK, Janssen Biotech, Inc. and Roche, early in the development of a drug. Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer. These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts. We benefit from this strategy because it allows us to expand and broaden our drug discovery efforts to new disease targets. For example, through our broad strategic partnership with Biogen Idec, we are capitalizing on Biogen Idec's extensive resources and expertise in neurological diseases to create a franchise of novel treatments for neurological disorders. Additionally, with Janssen we have a global collaboration to discover and develop antisense drugs to treat autoimmune disorders of the gastrointestinal tract, or GI tract, which brings together our RNA-targeted technology platform and Janssen's expertise in autoimmune disorders and therapeutic formulation to discover and develop antisense drugs to treat autoimmune disorders in the GI tract. Similar to our other partnerships, with our preferred partner transactions we benefit financially from upfront payments, milestone payments, licensing fees and royalties.

We also work with a consortium of companies that can exploit our drugs and technology. We call these companies satellite companies. We benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. For example, Regulus Therapeutics, Inc. is a satellite company partner that we co-founded to discover and develop antisense drugs targeting microRNAs. Regulus reported positive clinical data on its anti-miR drug to treat patients with hepatitis C virus. Regulus' stock price increased significantly, which also increased the value of our ownership in Regulus. In response, we sold a small portion of our Regulus stock for more than $20 million of cash. We also maintain our broad ribonucleic acid, or RNA, technology leadership through collaborations with satellite companies. All of these different types of relationships are part of our partnering strategy, which we designed to maximize the value of our assets, minimize the development risks of a broad pipeline of novel new drugs, and provide us with significant reliable near-term revenue.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities. Since January 2012, we have initiated seven new partnerships that involve antisense drugs for the treatment of various disorders, including neurological diseases, autoimmune disorders of the GI tract and cancer. We formed a broad alliance with Janssen to discover and develop antisense drugs to treat autoimmune disorders in the GI tract, four strategic alliances with Biogen Idec to discover and develop antisense drugs to treat neurologic diseases, a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer and a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington's disease. Additionally, we and our partner, GSK, are developing five drugs, including ISIS-TTRRx, which is in Phase 3 development. We have the potential to earn significant revenue from these partnerships and our other partnered programs. Since 2007 we have received more than $1.4 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn over $9 billion in future milestone payments and licensing fees from all of our partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements.

As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology. With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. Through December 2014, we have generated nearly $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Drug Development Highlights in 2014 and early 2015

	We and Genzyme reported data from a Phase 3 long-term extension study in patients treated with KYNAMRO (mipomersen sodium) injection. In the study, a retrospective analysis of 104 patients with familial hypercholesterolemia treated with KYNAMRO for a mean of one or two years had a significant reduction in major adverse cardiovascular events, or MACE, compared to two years prior to therapy.
o	At the European Society of Cardiology Congress, our KYNAMRO advisor, John Kastelein, M.D., Ph.D., presented an analysis of patients treated with KYNAMRO for one year. These patients experienced a reduction in MACE of 4.85/1000 compared to 25.72/1000 months (in the two years prior to KYNAMRO treatment).
o	At the American Heart Association Meeting, a KYNAMRO principal investigator, P. Bart Duell, M.D., presented an analysis of patients treated with KYNAMRO for two years. These patients experienced a seven-fold reduction in MACE of 3.6/1000 compared to 25.72/1000 months (in the two years prior to KYNAMRO treatment).
	We reported Phase 2 data on ISIS-APOCIIIRx in patients with high to extremely high triglyceride levels, in patients with type 2 diabetes and high triglycerides and as a single agent as well as in combination with fibrates.
o	At the American College of Cardiology meeting, we presented Phase 2 data on ISIS-APOCIIIRx in combination with fibrates in patients with high triglycerides. In this study, patients achieved statistically significant reductions in triglycerides, apoC-III protein and statistically significant increases in HDL-cholesterol, on top of improvements achieved with each patient's existing therapeutic regimen of triglyceride-lowering drugs.
o	At the Arteriosclerosis, Thrombosis and Vascular Biology meeting, we presented Phase 2 data on ISIS-APOCIIIRx in patients with type 2 diabetes and high triglycerides. In this study, patients with diabetes experienced statistically significant decreases in triglyceride levels and statistically significant improvements in glucose control with trends toward enhanced insulin sensitivity.
o	At the National Lipid Association meeting, we presented Phase 2 data on ISIS-APOCIIIRx in patients with FCS. FCS is a rare genetic disorder characterized by severely elevated levels of triglycerides. Current treatment options are inadequate and, as a result, patients with FCS have an increased risk of recurrent and potentially fatal pancreatitis and other complications. In this study, patients with extremely high triglycerides experienced substantial reductions of triglycerides that correlated with substantial reductions in triglyceride-rich chylomicrons. We published these data in the New England Journal of Medicine.
o	At the 2014 European Society of Cardiology Congress, our collaborator, John Kastelein, M.D., Ph.D. presented an overview of the ISIS-APOCIIIRx Phase 2 program in which treatment with ISIS-APOCIIIRx produced consistent, robust and statistically significant reductions in triglycerides, apoC-III and non-HDL-cholesterol and increases in HDL-cholesterol in all patient populations evaluated.
●
At the European Society of Cardiology Congress, Dr. Sotirios Tsimikas, M.D. presented data from the Phase 1 study of ISIS-APO(a)Rx in healthy volunteers. In this study, ISIS-APO(a)Rx treatment produced dose-dependent and significant reductions in Lp(a) levels in these subjects.

	We reported positive clinical results for ISIS-SMNRx from two open-label Phase 2 studies in infants and children with SMA, which were consistent with data reported earlier in the year at the American Academy of Neurology meeting. SMA is a severe genetic disease that is the leading genetic cause of infant mortality.
o	At the World Muscle Society Congress, we reported the median event-free age of infants with SMA as of September 2, 2014, which compared favorably to that of infants with SMA in the PNCR natural history study. Time- and dose-dependent increases in muscle function scores were observed in both infants and children with SMA in the on-going study. We presented clinical data showing that ISIS-SMNRx is distributed throughout the spinal cord and neurons with greater amounts of full-length SMN2 mRNA and SMN protein in tissues from ISIS-SMNRx-treated infants compared to the amounts of full-length SMN2 mRNA and SMN protein in the tissues analyzed from untreated SMA infants.
	At the American Diabetes Association Scientific Sessions, we reported Phase 2 data on ISIS-GCGRRx demonstrating that patients with type 2 diabetes uncontrolled on stable metformin therapy experienced up to a 2.25 percentage point mean reduction in HbA1c levels after 13 weeks of treatment with ISIS-GCGRRx.

	We reported top-line Phase 2 data on ISIS-PTP1BRx demonstrating that patients with type 2 diabetes who are uncontrolled on metformin with or without sulfonylurea experienced statistically significant mean reductions in body weight and HbA1c (0.7 percentage point) at 36 weeks.
	At the American Society of Hematology annual meeting, we reported Phase 2 clinical results for ISIS-FXIRx in patients undergoing total knee replacement. The results showed that ISIS-FXIRx-treated patients experienced a seven-fold lower incidence of venous thromboembolism and numerically fewer bleeding events compared to patients treated with enoxaparin.
o	These data demonstrate that ISIS-FXIRx can dissociate the antithrombotic effect from the bleeding risk in patients. This is the first time an antithrombotic drug has demonstrated this profile. We published the Phase 2 clinical data of ISIS-FXIRx in the New England Journal of Medicine
	We reported Phase 2 results showing that ISIS-CRPRx produced statistically significant mean reductions of CRP protein of 65% with reductions as great as 84% in patients with AF. In addition, two patients who had elevated levels of CRP (>5 mg/L) experienced a reduction of CRP that was associated with a decline to zero in overall AF burden while on treatment.
	ATL reported Phase 2 data on ATL1103 in patients with acromegaly. In this study, ATL reported that treatment with ATL1103 produced a statistically significant average reduction in IGF-1, levels at the 400 mg per week dose.
	OncoGenex reported top-line Phase 2 data on apatorsen (OGX-427) in patients with metastatic bladder cancer. In this study, the Borealis-1 study, OncoGenex reported that treatment with apatorsen in combination with gemcitabine/cisplatin at the 600 mg dose showed a 14 percent reduction in risk of death and a 17 percent reduction in progressive disease and death.
●
AstraZeneca presented data from a Phase 1/2 clinical study of ISIS-STAT3-2.5Rx (AZD9150) at the 26th European Organization for Research and Treatment of Cancer. In this study, preliminary evidence of antitumor activity was observed in patients with cancer, including advanced/metastatic hepatocellular carcinoma. Additional data presented at the conference demonstrated that ISIS-STAT3-2.5Rx reduced STAT3 levels in multiple cell types relevant to cancer growth and survival, clinically and pre-clinically. AstraZeneca also presented preclinical data on ISIS-AR-2.5Rx (AZD5312) showing that the drug is active in several tumor models.

●	We reported Phase 1 results showing that ISIS-PKKRx produced significant, dose-dependent reductions of PKK of up to 95 percent in healthy volunteers.
	Regulus reported results from a completed clinical study on RG-101, an anti-miR drug in development to treat patients with hepatitis C virus, or HCV. In this study, a single dose of either 2 mg/kg or 4 mg/kg of RG-101 demonstrated a substantial mean reduction in viral load in patients with varied HCV genotypes and treatment history.
	Together with our partners, we continued to advance our pipeline of drugs.
o	We initiated ENDEAR and CHERISH, Phase 3 studies evaluating ISIS-SMNRx in infants and children with SMA, respectively.
o	We initiated APPROACH, the Phase 3 study evaluating ISIS-APOCIIIRx in patients with familial chylomicronemia syndrome.
o	Achaogen initiated a Phase 3 study of plazomicin in patients with serious multi-drug resistant, gram-negative bacterial infections.
o	We initiated a Phase 2 study of ISIS-APO(a)Rx in patients with high levels of lipoprotein(a), an independent risk factor for cardiovascular disease.
o	We initiated a Phase 2 study for ISIS-GCCRRx in patients with type 2 diabetes.
o	AstraZeneca initiated a Phase 2 study for ISIS-STAT3-2.5Rx in patients with hepatocellular carcinoma.
o	OncoGenex initiated a Phase 2 study for apatorsen in patients with non-small cell lung cancer.
o	We initiated a Phase 1/2 study of ISIS-DMPK-2.5Rx in healthy volunteers and in patients with myotonic dystrophy type 1.
o	Regulus initiated a Phase 1/2 study for RG-101 in healthy volunteers and in patients with HCV.
o	We initiated a Phase 1 study of ISIS-ANGPTL3Rx and ISIS-PKKRx in healthy volunteers.

	We added twelve drugs to our pipeline.
●
We received European Orphan Drug Designation for ISIS-APOCIIIRx for the treatment of patients with familial chylomicronemia syndrome and for ISIS-TTRRx for the treatment of patients with TTR amyloidosis. We received FDA Orphan Drug Designation for ISIS-DMPK-2.5Rx for the treatment of patients with DM1.

Corporate Highlights in 2014 and early 2015

	We formed a wholly owned subsidiary, Akcea, to develop and commercialize our lipid drugs, ISIS-APOCIIIRx, ISIS-APO(a)Rx, ISIS-ANGPTL3Rx and any follow on drugs for these programs.
o	We appointed Paula Soteropoulos as president and chief executive officer of Akcea. Ms. Soteropoulos will utilize her expertise in commercializing drugs for severe, rare and cardiovascular diseases in global markets to advance Akcea's novel lipid franchise through development and commercialization.
	We formed an alliance with Janssen to discover and develop antisense drugs to treat autoimmune disorders of the GI tract. We received $35 million in upfront payments and are eligible to receive nearly $800 million in development, regulatory and sales milestone payments and license fees for the programs under this alliance. We will also receive tiered royalties up to the low double-digits on sales of drugs successfully commercialized.
	We formed an alliance with AstraZeneca to discover and develop novel delivery methods for antisense oligonucleotides. The agreement builds on an existing collaboration between us and AstraZeneca, and supports AstraZeneca's research and development capabilities in the area of antisense oligonucleotide-based therapeutics and RNA biology.
	We strengthened our management team with the addition of Sarah Boyce as chief business officer. Ms. Boyce will provide strategic marketing and business expertise from a commercial background to our management team.
	Abbott obtained CE Mark and launched the Ibis Biosciences diagnostic platform, now called IRIDICA, in Europe. IRIDICA is available in Europe and other CE-Mark recognized countries. IRIDICA was developed from technology discovered by us and transferred to Ibis Biosciences.
	We and Alnylam formed a new agreement that included a cross-license of intellectual property on four disease targets, providing each company with exclusive RNA therapeutic license rights for two programs.
	We successfully completed an offering of $500 million aggregate principal amount of 1 percent convertible senior notes due in 2021 in a private placement. We used a significant amount of the net proceeds from the offering to repurchase a large portion of our 2¾ percent convertible senior notes due 2019.
	We generated more than $250 million in payments from our partners, including the following:
o	$118 million from Biogen Idec, including payments related to advancing ISIS-SMNRx, initiating a Phase 1 study of ISIS-DMPK-2.5Rx, validating two undisclosed targets to treat neurological disorders, and selecting two development candidates, ISIS-BIIB3Rx and ISIS-BIIB4Rx, to move into our pipeline.
o	$36 million from GSK related to the development of ISIS-TTRRx, ISIS-HBVRx, ISIS-GSK4-LRx and ISIS-RHO-2.5Rx, formerly ISIS-GSK5-2.5Rx.
o	$35 million from Janssen related to our alliance to treat autoimmune disorders of the GI tract.
o	$23 million from AstraZeneca related to the development of ISIS-AR-2.5Rx and ISIS-STAT3-2.5Rx.
o	$10 million from Alnylam related to Alnylam's license of our technology to its partners.
o	$4 million from Achaogen for the initiation of a Phase 3 study of Plazomicin.
	We received cash through the sale of stock we owned in our satellite company partners of more than $25 million, including more than $20 million from the sale of a portion of our Regulus stock.
	We and our partners were recognized by the drug development community for our innovative and collaborative alliances and our commitment to developing drugs to treat patients with serious, unmet medical needs.
o	We and Genzyme received the 2014 Partners in Progress Corporate Award from the National Organization for Rare Disorders, or NORD, for the development and approval of KYNAMRO, a drug selected for being a very important orphan therapy to reach the market in the United States. This award honors companies that have brought important and innovative treatments to market for patients with rare disorders.
o	Our innovative collaboration with Biogen Idec was voted breakthrough alliance of 2014 by Thomson Reuters Recap.

	We added Joseph Loscalzo, M.D., Ph.D. to our Board of Directors.
	Our senior vice president of research, Frank Bennett, Ph.D., was awarded the Commitment to a Cure Award by the ALS Association for his research and commitment to develop a treatment for ALS.
	Our founder, CEO and chairman of the board of directors, Stanley T. Crooke, M.D., Ph.D., was recognized with several awards.
oThe prestigious SCRIP Lifetime Achievement Award.
o  The SMA Breakthrough Award by CURE SMA.

Drug Discovery and Development

Introduction to Drug Discovery

Proteins are essential working molecules in a cell. Almost all human diseases result from inappropriate protein production or improper protein activity. Scientists use traditional drug discovery methods to design drugs to interact with the proteins in the body that are supporting or causing a disease. Antisense drugs are different from traditional small molecule drugs because typically antisense drugs interrupt the production of disease-causing proteins by targeting RNAs. RNAs are naturally occurring molecules in the body that provide the information the cell needs to produce proteins. When our antisense drugs bind to the specific RNAs of a particular gene, they will ultimately inhibit or alter the expression of the protein encoded in the target gene or degrade the RNA.

Our Development Projects

We are the leader in the discovery and development of an exciting class of RNA-targeted drugs called antisense drugs. With our proprietary drug discovery platform we can rapidly identify drugs from a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas where our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. When we combine this efficiency with our rational approach to selecting disease targets, we can build a large and diverse portfolio of drugs designed to treat a variety of health conditions, with an emphasis on cardiovascular, metabolic, severe and rare diseases, including neurological disorders, and cancer. We and our partners are developing antisense drugs for systemic, intrathecal and local delivery. We expect to continue to add new drugs to our pipeline, building a broad proprietary portfolio of drugs applicable to many disease targets and creating opportunities to generate substantial revenue. We also continue to improve our scientific understanding of our drugs, including how our drugs impact the biological processes of the diseases we target.

With our expertise in discovering and characterizing novel antisense inhibitors, our scientists can optimize the properties of our antisense drugs for use with particular targets. Our scientists have made significant advances in chemistries, which we call our second-generation antisense drugs. Second-generation antisense drugs have increased potency, stability, oral bioavailability and an improved side effect profile. Our scientists have further improved upon our second-generation chemistry with our generation 2.5 chemistry; an advancement that further increases the potency of our drugs and could make oral administration commercially feasible. We currently have four generation 2.5 drugs in development, ISIS-AR-2.5Rx, ISIS-DMPK-2.5Rx, ISIS-RHO-2.5Rx and ISIS-STAT3-2.5Rx, and we expect that some of our future drugs will also incorporate our generation 2.5 chemistry. In addition to improving the chemical foundation of our drugs, we have also created ligand-conjugated antisense, or LICA, technology, which we designed to enhance the delivery of our drugs to particular tissues. We believe that our LICA technology could further enhance the potency of our drugs. For example, our LICA technology directed toward liver targets produced a ten-fold increase in potency in preclinical studies in both our second-generation and our generation 2.5 drugs. We currently have eight second generation-LICA drugs in our pipeline, ISIS-AGT-LRx, ISIS-ANGPTL3-LRx, ISIS-APO(a)-LRx, ISIS-APOCIII-LRx, ISIS-GHR-LRx, ISIS-GSK4-LRx, ISIS-GSK6-LRx, and ISIS-TMPRSS6-LRx, all of which we designed to inhibit targets in the liver. We expect we can also enhance some of our future drugs, including our generation 2.5 drugs, with our LICA technology.

Our scientists have utilized our chemistry advancements to expand the therapeutic and commercial opportunities of our pipeline. These advancements, along with the manufacturing and analytical processes that are the same for all of our drugs, shorten our timeline from initial concept to the first human dose when compared to small molecule drugs.

The following table lists our commercialized products and each of our and our partners' drug development projects, their targets, disease indications and the development status of each. Typically, we identify our drugs by the target, such as ISIS-APOCIIIRx or ISIS-SMNRx. Unless indicated otherwise, the majority of the drugs in our pipeline are second generation antisense drugs. For our generation 2.5 drugs, we differentiate these drugs by adding a 2.5 notation at the end of the drug name. For our LICA drugs, we differentiate by adding an L at the end of the drug name. We also plan to add generation 2.5 drugs that incorporate our LICA technology. We will identify these drugs by the addition of both the 2.5 and L into the drug name. For some of our partnered drugs, we refer to a drug by the partner's own compound number, such as ATL1103 or RG-101. As the drugs in our pipeline advance in clinical development, we will adopt nonproprietary names given to each drug from the United States Adopted Names Council. For example, mipomersen is a nonproprietary name that we obtained for ISIS 301012 in 2007. Once we or our partners establish a brand name, like KYNAMRO for mipomersen, we will adopt the brand name.

Isis' Pipeline is Broad, Diverse and Mature

Commercialized

KYNAMRO®	Homozygous FH
Alicaforsen	*Pouchitis
Vitravene®	CMV Retinitis

** Named Patient Supply*

Phase 3

ISIS-TTR$_{Rx}$	TTR Amyloidosis
ISIS-SMN$_{Rx}$	Spinal Muscular Atrophy (Infants)
ISIS-SMN$_{Rx}$	Spinal Muscular Atrophy (Children)
ISIS-APOCIII$_{Rx}$	FCS
ISIS-APOCIII$_{Rx}$	Partial Lipodystrophy
KYNAMRO®	Severe HeFH
Custirsen (OGX-011)	Prostate / Lung Cancer
Plazomicin	Severe Bacterial Infection

Phase 2

ATL1103	Acromegaly
ISIS-DMPK-2.5$_{Rx}$	Myotonic Dystrophy 1
ISIS-APO(a)$_{Rx}$	Very High Lp(a)
ISIS-FXI$_{Rx}$	Clotting Disorders
ISIS-GCGR$_{Rx}$	Diabetes
ISIS-GCCR$_{Rx}$	Diabetes
ISIS-PTP1B$_{Rx}$	Diabetes
Apatorsen (OGX-427)	Cancer
ISIS-STAT3-2.5$_{Rx}$	Cancer
ISIS-AR-2.5$_{Rx}$	Cancer
EXC 001 (PF-06473871)	Scarring
ATL1102	Multiple Sclerosis
RG-101	HCV

Phase 1

ISIS-GCCR$_{Rx}$	Cushing's Syndrome
ISIS-PKK$_{Rx}$	Hereditary Angioedema
ISIS-ANGPTL3$_{Rx}$	Hyperlipidemia
ISIS-FGFR4$_{Rx}$	Obesity
ISIS-HBV$_{Rx}$	HBV

Preclinical

ISIS-HTT$_{Rx}$	Huntington's Disease
ISIS-BIIB3$_{Rx}$	Neurodegenerative Disease
ISIS-BIIB4$_{Rx}$	Neurodegenerative Disease
RG-012	Alport Syndrome
ISIS-RHO-2.5$_{Rx}$	Autosomal Dominant Retinitis Pigmentosa
ISIS-GHR-L$_{Rx}$	Acromegaly
ISIS-AGT-L$_{Rx}$	Treatment-Resistant Hypertension
ISIS-ANGPTL3-L$_{Rx}$	Hyperlipidemia
ISIS-APO(a)-L$_{Rx}$	Very High Lp(a)
ISIS-APOCIII-L$_{Rx}$	Severely High TGs
ISIS-TMPRSS6-L$_{Rx}$	β-Thalassemia
ISIS-DGAT2$_{Rx}$	NASH
ISIS-GSK4-L$_{Rx}$	Ocular Disease
ISIS-GSK6-L$_{Rx}$	Antiviral

Severe & Rare | Cardiovascular | Metabolic | Cancer | Other

KYNAMRO (mipomersen sodium) injection

Our flagship product, KYNAMRO, is being marketed in the United States by Genzyme for patients with HoFH. These are patients who are at high cardiovascular risk and who are not able to reduce their LDL-C sufficiently with currently available lipid-lowering therapies. KYNAMRO was approved by the FDA in January 2013 as an adjunct to lipid-lowering therapy and diet to reduce LDL-C, apolipoprotein-B, or apo-B, total cholesterol and non-high-density lipoprotein-cholesterol, or non-HDL-cholesterol, in patients with HoFH. KYNAMRO is available in the United States under a risk evaluation and mitigation strategy, or REMS, with a Boxed Warning citing the risk of hepatic toxicity.

Genzyme is executing a comprehensive plan to address a global commercial market that consists of patients who are in desperate need of new treatment options for HoFH. Genzyme has obtained marketing approval for KYNAMRO in the United States, South Korea, Argentina, Mexico and Peru for use in patients with HoFH and is continuing to pursue approval in multiple additional markets. In order to reach patients with HoFH in the United States, Genzyme is concentrating marketing and sales efforts on lipid specialists, cardiologists, and physicians who treat these types of patients. In the United States, Genzyme has established the KYNAMRO Cornerstone, a program offering services related to HoFH and KYNAMRO, including dedicated case management, reimbursement support, financial assistance for those who qualify, in-person injection training, and disease and product education for healthcare providers, patients, families, and caregivers. Genzyme also continues to raise awareness of HoFH. These activities include supporting continued medical educational programs to inform physicians about HoFH and partnering with key advocacy groups, such as the Familial Hypercholesterolemia Foundation, the National Lipid Association, American College of Cardiology, the International Symposium on Atherosclerosis and the American Heart Association.

KYNAMRO is a novel, first-in-class, apo-B synthesis inhibitor for the reduction of LDL-C. It is an antisense drug we discovered and licensed to Genzyme in 2008. KYNAMRO acts by decreasing the production of apo-B. Apo-B provides the structural core for atherogenic lipids, including LDL-C, which carry cholesterol through the bloodstream. KYNAMRO reduces LDL-C and other key atherogenic lipids linked to cardiovascular disease by preventing their formation. Together with Genzyme, we completed a randomized, double-blind, placebo-controlled trial in HoFH patients. In this multi-center trial, KYNAMRO significantly further reduced LDL-C and all other measured endpoints when added to a treated baseline. In this trial, four patients (11 percent) treated with KYNAMRO withdrew due to adverse events. Consistent with other studies evaluating KYNAMRO, commonly observed adverse events included mild to moderate injection site reactions and flu-like symptoms, as well as elevations in liver transaminases.

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

HoFH is a severe form of FH. People with HoFH have inherited mutations that limit the body's ability to clear cholesterol. HoFH is extremely rare: it is believed to occur in only one out of every one million persons. As with other rare diseases, the true prevalence of HoFH may be underestimated because of inadequate data and under-diagnosis. Today, it is estimated that HoFH affects about 6,000 people globally. Medical literature includes different criteria for making the diagnosis of HoFH. There are multiple diagnostic criteria, which may include:


DNA evidence confirming the presence of specific gene mutations associated with a genetic diagnosis of HoFH. However, DNA evidence is generally not necessary for diagnosis and genetic analysis may be inconclusive;

	Family history, if known, of premature coronary heart disease and hypercholesterolemia;
	Presence of premature heart disease;
	Elevated plasma levels of total cholesterol and LDL-C;
	Physical examination for signs of cholesterol deposits, including xanthomas on the backs of hands, fingers, face and other areas of the skin. Xanthomas may not be present in every patient; and
	Suboptimal response to lipid lowering therapy.

In addition to lipid-lowering medications, current standard-of-care for HoFH patients can include apheresis, a two to four hour process administered two to four times a month. Apheresis mechanically removes LDL-C from the blood and until recently it has been the primary therapy available on top of maximally tolerated lipid-lowering therapy.

Clinical Development

In conjunction with Genzyme, we evaluated KYNAMRO in a Phase 3 study in patients with HoFH. The randomized, double-blind, placebo-controlled, multi-center study enrolled 51 HoFH patients ages 12 to 53 years, including seven patients ages 12 to 16 years, who were maintaining a regimen of maximally tolerated lipid-lowering medications. Treatment with KYNAMRO further reduced LDL-C levels by an average of 113 mg/dL, or 25 percent, from a treated baseline of 439 mg/dL, and further reduced all measured endpoints for atherogenic particles. In March 2010, these data were published in The Lancet by Professor Raal of the University of the Witwatersrand in South Africa.

Together with Genzyme, we also conducted three additional Phase 3 studies in patients with severe hypercholesterolemia, in patients with HeFH and in patients with high cholesterol at high risk for cardiovascular disease. In all three Phase 3 studies, treatment with KYNAMRO lowered LDL-C and reduced other atherogenic lipids, including apo-B, total cholesterol, non-HDL-cholesterol, and lipoprotein a, or Lp(a). These key lipids are generally accepted risk factors for cardiovascular disease. Data from these studies were published in Circulation, PLoS One and the Journal of the American College of Cardiology.

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

In January 2013, the FDA approved the New Drug Application, or NDA, for KYNAMRO for use in patients with HoFH.

In 2012, Genzyme initiated a Phase 3 study titled "evaluating the saFety and atherOgeniC lipoprotein redUction of mipomerSen in FH", or FOCUS FH. In FOCUS FH, Genzyme is evaluating KYNAMRO in patients with severe heterozygous FH. Severe HeFH patients are defined as FH patients who have LDL-C levels greater than 200 mg/dL with coronary artery disease or more than 300 mg/dL without coronary artery disease despite maintaining a regimen of maximally tolerated lipid-lowering therapy. In this 60-week, placebo-controlled, randomized, double-blind study, KYNAMRO is being administered either weekly as a 200 mg injection or three times a week as a 70 mg injection. Genzyme has completed enrollment in this study and plans to have data in the middle of 2015.

Severe & Rare Disease Franchise

Our severe and rare disease franchise is the largest franchise in our pipeline. We believe that our antisense technology could offer effective therapies for patients with severe and rare diseases and neurological disorders that are life-threatening or fatal and for which there are limited treatment options. According to the National Institutes of Health, or NIH, there are approximately 5,000 to 8,000 rare diseases, many life-threatening or fatal. Unfortunately, patients with many of these severe and rare diseases have few effective therapies available. Since most severe and rare diseases are genetic or have a genetic component, parents often pass the disease to their children, creating a legacy of the disease and resulting in profound effects on the family. ISIS-SMNRx, the most advanced neurological drug in our pipeline, is now in two Phase 3 studies for the treatment of infants and children with SMA.

We are discovering and developing antisense drugs to treat severe and rare and neurological diseases for which there is a need for new treatment options. We have established strategic alliances in drug development areas that are high risk or in which our partners have significant expertise and resources to allow us to expand our drug discovery and development efforts beyond what we would choose to do internally. For example, our strategic partnerships with Biogen Idec and Roche have supported advancing five drugs for the treatment of neuromuscular or neurological diseases in our pipeline.

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

Alicaforsen — Atlantic Pharmaceuticals Limited is developing and selling alicaforsen through a named patient program. A named patient program allows Atlantic to sell alicaforsen in response to physicians' requests under international named patient supply regulations for patients with pouchitis and other indications. Alicaforsen is an antisense drug designed to target the intercellular adhesion molecule 1, or ICAM-1. ICAM-1 is over-expressed in a wide variety of inflammatory disorders, including ulcerative colitis and pouchitis. Ulcerative colitis, or UC, is an inflammatory bowel disease, or IBD, of the colon, a part of the large intestine, and pouchitis is an inflammation of the surgically constructed internal pouch created in UC patients who have had their diseased colons removed.

In 2007, we licensed alicaforsen to Atlantic Pharmaceuticals for pouchitis, UC and other inflammatory diseases. The FDA and European Medicines Agency, or EMA, have since granted alicaforsen Orphan Drug Designation for the treatment of pouchitis in the United States and Europe, respectively. We are eligible to receive royalties on product sales, including product sales under the named patient supply program from Atlantic Pharmaceuticals. Atlantic Pharmaceuticals is currently pursuing opportunities to fund further development of alicaforsen.

ISIS-TTRRx — ISIS-TTRRx is an antisense drug we designed to treat TTR amyloidosis, a severe and rare genetic disease in which the patient inherits a mutant gene that produces a misfolded form of TTR, which progressively accumulates in tissues. In patients with TTR amyloidosis, both the mutant and normal forms of TTR can build up as fibrils in tissues, such as the heart, peripheral nerves, and the GI tract. The presence of TTR fibrils interferes with the normal functions of these tissues, and as the TTR protein fibrils enlarge, more tissue damage occurs and the disease worsens.

We are evaluating ISIS-TTRRx to treat two types of TTR amyloidosis, familial amyloid cardiomyopathy, or FAC, which affects more than 40,000 patients worldwide, and familial amyloid polyneuropathy, or FAP, which affects more than 10,000 patients worldwide. Patients with FAC have TTR build up in the heart muscle and succumb to heart failure approximately five to six years after symptom onset. Patients with FAP have TTR build up in peripheral nerve tissue leading to the loss of nerve function and wasting.

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

In February 2013, we initiated a randomized, double-blind, placebo-controlled 15-month Phase 3 study of ISIS-TTRRx in patients with FAP. In this study, we are evaluating the efficacy of ISIS-TTRRx by measuring neurological dysfunction and quality of life in patients with FAP. We already have patients who have completed all fifteen months of treatment and are currently receiving ISIS-TTRRx in an open-label extension study. We plan to report data in 2017. Our partner, GSK, also plans to evaluate ISIS-TTRRx in patients with FAC and is in the planning stages of a Phase 3 study for this indication.

ISIS-SMNRx — ISIS-SMNRx is an antisense drug we discovered in collaboration with Dr. Adrian R. Krainer at Cold Spring Harbor Laboratory. We designed ISIS-SMNRx to treat SMA, a severe motor-neuron disease that is the leading genetic cause of infant mortality. SMA affects approximately 30,000 to 35,000 patients in the United States, Europe and Japan. One in 50 people, approximately six million people in the United States, carry the gene mutation that causes SMA. Carriers experience no symptoms and do not develop the disease. When both parents are carriers, however, there is a one in four chance that their child will have SMA. SMA is caused by a loss of, or defect in, the survival motor neuron 1, or SMN1, gene leading to a decrease in the protein, survival motor neuron, or SMN. SMN is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular growth and function. The severity of SMA correlates with the amount of SMN protein. Infants with Type I SMA, the most severe life-threatening form, produce very little SMN protein and have a significantly shortened life expectancy. Children with Type II and Type III SMA have greater amounts of SMN protein and have less severe, but still life-altering, forms of SMA. The FDA granted Orphan Drug Designation with Fast Track Status to ISIS-SMNRx for the treatment of patients with SMA.

In January 2012, we and Biogen Idec entered into a preferred partner alliance that provides Biogen Idec an option to develop and commercialize ISIS-SMNRx. We designed ISIS-SMNRx to potentially treat all types of childhood SMA by altering the splicing of a closely related gene, SMN2, which leads to the increased production of fully functional SMN protein. We developed a biomarker assay to measure levels of SMN protein in the cerebral spinal fluid of children and infants with SMA. In February 2014, we reported the first set of data using this biomarker assay. Using this assay, we observed dose-dependent increases in SMN protein levels in children with SMA treated with ISIS-SMNRx from both the single- and multiple-dose studies. In the single-dose study, SMN protein levels more than doubled in the two highest dose cohorts, 6 mg and 9 mg, with average increases of approximately 120 percent and 160 percent compared to baseline, respectively, approximately nine to 14 months after dosing. Similarly, in the multiple-dose study, we observed substantial increases in SMN protein levels in the 9 mg cohort of 115 percent compared to baseline approximately three months after the first dose. In October 2014, we reported results from an analysis of spinal cord tissue samples from autopsies showing that ISIS-SMNRx is distributed throughout the central nervous system. The results of these analyses also showed greater levels of full length SMN2 mRNA and full length SMN protein in tissues in ISIS-SMNRx-treated SMA infants compared to the levels of SMN2 mRNA and full length SMN protein in the tissues analyzed from untreated SMA infants.

We are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA. We reported an update on this study in October 2014 at the World Muscle Society Congress with a data cut off of September 2, 2014. In this study, we measured changes in muscle function scores using the Hammersmith Functional Motor Scale-Expanded, or HFMSE, in children treated with multiple doses of ISIS-SMNRx. We reported that children in the 3 mg, 6 mg and 9 mg cohorts achieved mean increases in muscle function scores from baseline of 1.7, 3.2 and 2.3, respectively, eight to 13 months after last dose. These data are consistent with previously reported HFMSE scores for these children nine months after their last dose, which were reported in April 2014. We also reported that increases in muscle function scores were observed eight to 13 months after last dose in the six-minute walk test, or 6MWT, and the upper limb mobility, or ULM, test. In the 6MWT, performed with 10 ambulatory children, a mean increase of 24.4 meters was observed 12 to 16 months after the patients' baseline visits, compared to the previously reported increase of 22.7 meters at nine months. In the ULM test, a mean increase of 3.1 points was observed 11 to 16 months after the patients' baseline visits, compared to the previously reported increase of 2.3 points at nine months.

We are also evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in 20 infants who have been diagnosed with SMA. We reported an update on this study in October 2014 with a data cut off of September 2, 2014. We reported a median event-free age of 16.3 months in the infants in the 6 mg cohort. For the infants in the 12 mg cohort, which began dosing five months after the initiation of dosing for the 6 mg cohort, we reported a median event-free age of 11.6 months. These data compared favorably to the natural history of infants with SMA as published by the Pediatric Neuromuscular Clinical Research Network, or PNCR, in the journal Neurology. As reported in October 2014, there had been four events (one permanent ventilation and three deaths, all related to respiratory infections) in the 16 infants in the 12 mg cohort and two events (one permanent ventilation and an accidental death) in the four infants in the 6 mg cohort. We also observed increases in muscle function scores in infants from both dose cohorts.

The safety and tolerability profile of ISIS-SMNRx to date supports continued development. The lumbar puncture procedure in SMA infants and children has been well tolerated and shown to be feasible. Furthermore, as of September 2014, we had administered a total of 250 intrathecal doses of ISIS-SMNRx, and the procedure was well tolerated. In all infants and children dosed, there have been no drug-related serious adverse events, or SAEs. Most of the adverse events, or non-SAEs, have been mild or moderate in severity and not related to drug. There were no changes in the safety profile with repeated doses of ISIS-SMNRx.

We are evaluating ISIS-SMNRx in two Phase 3 studies in infants and children with SMA. We designed these studies to support marketing registration for ISIS-SMNRx in the United States and Europe. The Phase 3 study, ENDEAR, is a randomized, double-blind, sham-procedure controlled 13-month study in approximately 110 infants with SMA. In this study, we are evaluating the efficacy of ISIS-SMNRx by measuring the time to permanent ventilation or survival. The Phase 3 study, CHERISH, is a randomized, double-blind, sham-procedure controlled 15-month study in approximately 117 children with SMA. In this study, we are evaluating the efficacy of ISIS-SMNRx by measuring changes in muscle function scores. We initiated both of these studies in 2014 and plan to report data from both of these studies in the 2016/2017 timeframe.

We acknowledge support from the following organizations for this program: Muscular Dystrophy Association, SMA Foundation, and Families of Spinal Muscular Atrophy. We have licensed intellectual property from Cold Spring Harbor Laboratory and the University of Massachusetts Medical School.

ISIS-APOCIIIRx — ISIS-APOCIIIRx is an antisense drug we designed to reduce apoC-III protein production and lower triglycerides. ApoC-III regulates triglyceride metabolism in the blood and is an independent cardiovascular risk factor. The fact that people who have certain mutations in the gene for apoC-III that result in lower levels of apoC-III have lower levels of triglycerides and lower instances of cardiovascular disease supports our approach. Also, people with elevated levels of apoC-III have increased dyslipidemia associated with multiple metabolic abnormalities, such as insulin resistance and/or metabolic syndrome. In addition, people with elevated triglycerides are at increased risk for type 2 diabetes, and people with severely elevated triglycerides are at high risk for acute pancreatitis and other serious conditions. Results from our studies support our continued advancement of ISIS-APOCIIIRx.

ISIS-APOCIIIRx is the most advanced drug in our lipid franchise. We plan to transition the development of ISIS-APOCIIIRx to Akcea, our wholly owned subsidiary, which is also responsible for conducting commercial activities. ISIS-APOCIIIRx is in development to treat patients with partial lipodystrophy and patients with FCS. Both partial lipodystrophy and FCS are rare orphan diseases, and each one affects approximately one to two out of a million people. Patients with partial lipodystrophy have diabetes and other metabolic abnormalities, including elevated triglycerides, which increases their risk of pancreatitis. We believe that the robust triglyceride reduction and the improvements in glucose control we observed in our Phase 2 program support our evaluation of ISIS-APOCIIIRx in this patient population. FCS patients often have triglyceride levels higher than 2,000 mg/dL and experience a number of health problems such as recurrent acute pancreatitis that often requires hospitalization, abdominal pain, and enlargement of the liver and spleen. We believe that the significant unmet medical need for an effective triglyceride-lowering drug for patients with FCS and partial lipodystrophy and the robust, consistent effects we observed with ISIS-APOCIIIRx should enable us to rapidly move this program forward toward the market.

In preclinical studies, ISIS-APOCIIIRx diminished signs of metabolic syndrome and reduced atherosclerosis in mice. In a Phase 1 study in healthy volunteers, ISIS-APOCIIIRx produced rapid, dose-dependent median reductions in blood of up to 78 percent in apoC-III protein levels and up to 44 percent in triglyceride levels.

We completed a broad Phase 2 program evaluating ISIS-APOCIIIRx in patients with high, very high, and severely high triglycerides, in patients with type 2 diabetes and in patients with FCS. We also evaluated ISIS-APOCIIIRx both as a single agent and in combination with fibrates. Patients in our Phase 2 program entered with baseline triglyceride levels ranging from moderately high to severely high. In all patient groups treated with ISIS-APOCIIIRx, irrespective of their incoming triglyceride levels, we observed consistent reductions in apoC-III, triglycerides and apoC-III-associated very low-density lipoprotein, or VLDL, complexes, and increased HDL, with a positive effect on non-HDL. Data from the 300 mg/week dose from each of these studies are summarized in the table below.

Comparison of Patients Treated with 300 mg/wk of ISIS-APOCIII$_{Rx}$

	Single Agent in Diabetics with High TG	Single Agent in Very High TG	In Addition to Fibrates in Very High TG	Single Agent in FCS
Baseline Mean mg/dL [range]				
ApoC-III	14 [9-20]	23 [14-33]	18 [12-30]	25 [19-35]
Triglycerides	260[167-361]	559 [291-952]	394 [224-932]	1844 [1406-2083]
HDL-C	41[29,55]	34 [22-52]	34 [14-53]	13 [8-16]
Non-HDL-C	172 [128-300]	175 [76-312]	185 [118-243]	262 [214-327]
Mean % Change from Baseline (SD)				
ApoC-III	-88% (5.4)	-80% (9.3)	-71% (13.0)	-81% (9.8)
Triglycerides	-69% (10.1)	-71% (14.1)	-64% (8.9)	-69% (15.6)
HDL-C	+42% (32.2)	+46% (24.0)	+52% (23.7)	+78% (74.6)
Non-HDL-C	-22% (18.5)	-11% (38.3)	-19% (28.8)	-58% (14.3)

The safety and tolerability profile of ISIS-APOCIIIRx supports continued development. The most common adverse event was injection site reactions, which were predominantly mild and typically resolved rapidly. There were no flu-like symptoms, no treatment-related elevations in liver enzymes greater than three times the upper limit of normal, no abnormalities in renal function and no clinically meaningful changes in other laboratory values.

In December 2014, we published results from the Phase 2 study of ISIS-APOCIIIRx in patients with FCS in the New England Journal of Medicine.

We are evaluating ISIS-APOCIIIRx in a Phase 3 study in patients with FCS. The Phase 3 study, APPROACH, is a randomized, double-blind, placebo-controlled 52-week study in approximately 50 patients with FCS. In this study, we are evaluating the efficacy of ISIS-APOCIIIRx by measuring the percent change in fasting triglycerides from baseline after three months of dosing. We plan to initiate a Phase 3 study in patients with partial lipodystrophy in 2015. We are designing this study to support a regulatory filing for ISIS-APOCIIIRx in patients with partial lipodystrophy. In early 2015, we initiated a second Phase 3 study, COMPASS, in patients with triglycerides greater than 500 mg/dL. We are designing this study to provide additional clinical experience and safety data to support our regulatory filings for FCS and partial lipodystrophy. We plan to report data from these studies in the 2016/2017 timeframe.

ATL1103 — ATL1103 is an antisense drug designed to target the growth hormone receptor, or GHr, a receptor that, when inhibited, reduces the level of circulating insulin-like growth factor-1, or IGF-1, produced in the liver. IGF-1 is a hormone that contributes to various diseases, including acromegaly, an abnormal growth disorder of organs, face, hands and feet. IGF-1 also contributes to diabetic retinopathy, a common disease of the eye and a leading cause of blindness, diabetic nephropathy of the kidney and certain forms of cancer. In preclinical studies, ATL1103 demonstrated significant reductions in IGF-1 levels in the blood and inhibition of neovascularization, or new blood vessels, in the eye in a mouse retinopathy model.

Antisense Therapeutics Limited, or ATL is developing ATL1103 and has completed a Phase 1 study in healthy volunteers demonstrating that ATL1103 was safe and well tolerated. ATL has also completed a Phase 2 study of ATL1103 in patients with acromegaly. In September 2014, ATL reported results from this study showing a statistically significant average reduction in serum IGF-I levels of 26 percent from baseline at week 14 with the 400 mg per week dose, the highest dose tested. ATL reported that ATL1103 was generally well tolerated in the study. The most common adverse event was injection site reactions, which were predominantly mild and typically resolved within days. ATL plans to initiate a small study at a higher dose than 400 mg per week.
 ISIS-DMPK-2.5Rx — ISIS-DMPK-2.5Rx, formerly ISIS-DMPKRx, is a generation 2.5 antisense drug we designed to correct the underlying genetic defect that causes Myotonic Dystrophy Type 1, or DM1. DM1 is a rare genetic neuromuscular disease primarily characterized by progressive muscle atrophy, weakness and myotonia. DM1 is the most common form of muscular dystrophy in adults and affects approximately 150,000 patients in the United States, Europe and Japan. Patients with DM1 have a genetic defect in their DMPK, or dystrophia myotonica-protein kinase, gene in which a sequence of three nucleotides repeats extensively, creating an abnormally long RNA, which becomes toxic as it accumulates in the nucleus of cells and prevents the production of proteins needed for normal cellular function. The number of triplet repeats increases from one generation to the next, resulting in the possibility of more severe disease in each subsequent generation. There are currently no disease-modifying therapies that address the disease. The FDA granted Orphan Drug Designation to ISIS-DMPK-2.5Rx for the treatment of patients with DM1.

In 2012, we and Biogen Idec entered into an alliance that provides Biogen Idec an option to develop and commercialize ISIS-DMPK-2.5Rx. We designed ISIS-DMPK-2.5Rx to target DMPK and reduce the toxic DMPK RNA in the cells. In preclinical studies, we showed that an antisense compound targeting the DMPK messenger RNA, or mRNA, entered muscle cells and significantly reduced the toxic RNA. Effective reduction of toxic RNA led to a reversal of the disease symptoms that was sustained for up to one year after treatment in a mouse model of DM1. By removing toxic RNA, ISIS-DMPK-2.5Rx could be an effective approach to treating patients with DM1.

We are evaluating ISIS-DMPK-2.5Rx in a randomized, placebo-controlled, dose-escalation Phase 1/2 clinical study in patients with DM1 and plan to report data from this study in late 2015 or early 2016.

ISIS-GCCRRx — ISIS-GCCRRx is an antisense drug we designed to target the glucocorticoid receptor, or GCCR. Glucocorticoid hormones affect a variety of processes throughout the body, and excessive levels of glucocorticoid hormones can have a detrimental effect on many of the tissues and organs in the body. Cushing's Syndrome is an orphan disease caused by prolonged exposure to high levels of glucocorticoids. If untreated, patients with Cushing's Syndrome can develop hypertension, diabetes and impaired immune functions and have an increased risk of early death. Although there are approved treatments for Cushing's Syndrome, current medicines are associated with significant side effects, such as hypertension and diabetes, and there remains a high unmet medical need for new therapies for these patients. We have already demonstrated that subjects tolerated ISIS-GCCRRx well in a Phase 1 study in healthy volunteers. For more information on ISIS-GCCRRx and type 2 diabetes, please refer to the ISIS-GCCRRx section under the subheading "Metabolic Disease Franchise".

ISIS-PKKRx — ISIS-PKKRx is an antisense drug we designed to inhibit the production of prekallikrein, or PKK, a protein produced in the liver that plays an important role in the activation of inflammatory mediators associated with acute attacks of hereditary angioedema, or HAE. HAE is a rare genetic disease that is characterized by rapid and painful attacks of inflammation in the hands, feet, limbs, face, abdomen, larynx and trachea. HAE affects approximately 20,000 patients in the United States and Europe and can be fatal if swelling occurs in the larynx. In patients with frequent or severe attacks, doctors may use prophylactic treatment approaches to prevent and reduce the severity of HAE attacks. However, current prophylactic treatment approaches are very limited and have major tolerability issues due to challenging administration requirements leaving patients with few therapeutic options. By inhibiting the production of PKK, ISIS-PKKRx could be an effective prophylactic approach to preventing HAE attacks.

We have completed a Phase 1 study evaluating ISIS-PKKRx in healthy volunteers in which we observed up to 95% reduction of PKK. In this study, ISIS-PKKRx was generally well tolerated.

We plan to initiate a Phase 2 clinical study evaluating ISIS-PKKRx in patients with hereditary angioedema in 2015.

Preclinical Development

The table below lists our preclinical drugs in our severe and rare disease franchise.

Drug	Indication	Partner
ISIS-HTTRx	Huntington's Disease	Roche
ISIS-BIIB3Rx	Neurodegenerative Disease	Biogen Idec
ISIS-BIIB4Rx	Neurodegenerative Disease	Biogen Idec
RG-012	Alport Syndrome	Regulus
ISIS-RHO-2.5Rx	Autosomal Dominant Retinitis Pigmentosa	GSK
ISIS-GHR-LRx	Acromegaly	Isis owned

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

Cardiovascular disease is an area of focus for us. We have created a cardiovascular disease franchise comprised of drugs that target all the key components of cardiovascular disease, including various atherogenic lipids, inflammation and thrombosis, an aberrant blood clot formation responsible for most heart attacks and strokes. We have designed the majority of the drugs in our cardiovascular franchise to target cardiovascular risk factors. These drugs make up our lipid franchise and include ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx. ISIS-APOCIIIRx is the most advanced drug in this franchise and is designed to lower apoC-III and triglycerides, which are both independent risk factors for cardiovascular disease. In addition, two independent publications showed that people with rare mutations in the APOCIII gene have lower triglyceride levels and reduced risk of developing coronary heart disease. Results of these studies support the continued advancement of ISIS-APOCIIIRx. Recent additions to our lipid franchise are our drugs that lower Lp(a) and angiopoietin-like 3 protein, or ANGPTL3. Lp(a) is another independent risk factor for cardiovascular disease. ANGPTL3 is a genetically validated target shown to play a significant role in regulating lipid levels. Humans who do not produce a functional ANGPTL3 protein due to a genetic mutation have extremely low levels of cholesterol, LDL-C, and very low levels of triglycerides and HDL-cholesterol. Currently available lipid-lowering therapies do not significantly lower apoC-III, triglycerides, Lp(a), or ANGPTL3. We believe that reducing levels of apoC-III, Lp(a) and ANGPTL3 could provide a complimentary approach to lipid-lowering therapies, including KYNAMRO. We are also developing follow-on LICA antisense drugs for the three drugs in our lipid franchise.

In order to maximize the value of our lipid franchise, while also maintaining control over the development and commercialization of these assets, we have created a wholly owned subsidiary, Akcea Therapeutics. Akcea is focused on the development and commercialization of our lipid franchise drugs and their follow on compounds.

In addition to our lipid franchise drugs, we have a promising anticoagulant agent, ISIS-FXIRx, in development in our cardiovascular disease franchise. We recently reported Phase 2 data on ISIS-FXIRx showing that ISIS-FXIRx-treated patients experienced a seven-fold lower incidence of venous thromboembolism and numerically fewer bleeding events compared to patients treated with enoxaparin, a commonly used anticoagulant. These data demonstrate that for the first time, an anticoagulant, ISIS-FXIRx, can prevent clotting without increasing bleeding, two biological events that were previously inseparable. Our latest drug to enter the franchise, ISIS-AGT-LRx, offers a novel approach to treating patients with high blood pressure.

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

ISIS-APO(a)Rx is part of our lipid franchise and, as such, we plan to transition development activities associated with ISIS-APO(a)Rx to Akcea, our wholly owned lipid subsidiary. We are developing ISIS-APO(a)Rx to treat patients with high Lp(a) levels who have either coronary heart disease or aortic stenosis. Both of these groups of patients are at high risk of cardiovascular events.

We completed a Phase 1 study evaluating ISIS-APO(a)Rx in healthy volunteers with incoming Lp(a) levels ranging from 10 mg/dL to 98 mg/dL. In this study, we reported dose-dependent reductions of up to 95 percent in Lp(a). In addition to Lp(a) activity, subjects treated with 300 mg of ISIS-APO(a)Rx experienced an up to 59 percent reduction in oxidized phospholipids, lipids that play an important role in proinflammatory and proatherogenic processes believed to be associated with Lp(a). In this study, ISIS-APO(a)Rx was generally well tolerated.

We are currently evaluating ISIS-APO(a)Rx in a Phase 2 study in patients with elevated levels of Lp(a) (greater than 50 mg/dL). We plan to report data from this study in late 2015 or early 2016.

ISIS-FXIRx — ISIS-FXIRx is an antisense drug we designed to treat clotting disorders. It targets Factor XI, a clotting factor produced in the liver that is an important component of the coagulation pathway. High levels of Factor XI increase the risk of thrombosis, a process involving aberrant blood clot formation that can be responsible for heart attacks and strokes. Elevated levels of Factor XI also increase the risk of venous thrombosis, a common problem after surgery, particularly major orthopedic procedures, such as knee or hip replacement. People who are deficient in Factor XI have a lower incidence of thromboembolic events with minimal increase in bleeding risk. Although currently available anticoagulants reduce the risk of thrombosis, physicians associate these anticoagulants with increased bleeding, which can be fatal. Given the mechanism of Factor XI inhibition, we believe that doctors could use our drug broadly as an anti-thrombotic in many different therapeutic settings for which additional safe and well tolerated anti-thrombotic drugs are needed.

In preclinical studies, ISIS-FXIRx demonstrated potent antithrombotic activity with no increase in bleeding compared with standard anti-clotting agents, including low molecular weight heparin, warfarin and Factor Xa inhibitors, all of which increase bleeding.

We have completed a Phase 2 comparator-controlled study evaluating the incidence of venous thromboembolic events, or VTE, in patients treated with ISIS-FXIRx undergoing total knee replacement surgery, or total knee arthroplasty, or TKA. In December 2014, we reported these data at the American Society of Hematology meeting and also published these data in the New England Journal of Medicine. In this study, we showed that ISIS-FXIRx-treated patients experienced a dose-dependent decrease in venous thromboembolic events. Patients treated with 300 mg of ISIS-FXIRx experienced a seven-fold lower rate of VTE as compared with those treated with enoxaparin (4.2% and 30.4%, respectively; p<0.001). Patients treated with 200 mg of ISIS-FXIRx had a rate of VTE comparable to that in patients treated with enoxaparin (26.9% and 30.4%, respectively). The rate of VTE in patients given enoxaparin is within the range documented in previous studies in this therapeutic setting. ISIS-FXIRx treatment was associated with a dose-dependent and sustained reduction in Factor XI activity that correlated with the lower rate of VTE. The rate of bleeding was low with ISIS-FXIRx and enoxaparin. We also reported that in this study, ISIS-FXIRx was generally well tolerated. There were no observed differences in safety outcomes compared with enoxaparin. In particular, there were no flu-like symptoms, and injection site reactions were infrequent and mild. There have been no drug-related serious adverse events reported to date.

We believe that there are a number of opportunities to develop ISIS-FXIRx as an antithrombotic for patients who require a safer and more effective agent. We plan to evaluate ISIS-FXIRx in patient populations with an unmet need in which relatively small studies can be conducted such as patients with atrial fibrillation, or AF, and end-stage renal disease. We also believe that ISIS-FXIRx can potentially be used in broader indications, including in patients with mechanical heart valves and to prevent secondary cardiovascular events in patients with acute coronary syndrome. In 2015 we plan to initiate a Phase 2 study in patients with renal failure.
ISIS-ANGPTL3Rx — ISIS-ANGPTL3Rx is an antisense drug we designed to reduce ANGPTL3, an independent risk factor for cardiovascular disease. ANGPTL3 is produced in the liver and regulates lipid, glucose and energy metabolism. Humans with elevated levels of ANGPTL3 have hyperlipidemia that is associated with an increased risk of premature heart attacks, increased arterial wall thickness as well as multiple metabolic abnormalities, such as insulin resistance. In contrast, humans with lower levels of ANGPTL3 have lower LDL-C and triglyceride levels and a lower risk of cardiovascular disease. In preclinical studies, antisense inhibition of ANGPTL3 resulted in robust reductions of multiple lipid parameters, including total-cholesterol, LDL-C and triglycerides.

ISIS-ANGPTL3Rx is part of our lipid franchise and, as such, we plan to transition development activities associated with ISIS-ANGPTL3Rx to Akcea. We plan to complete a Phase 1 study evaluating ISIS-ANGPTL3Rx in healthy volunteers.

Preclinical Development

The table below lists our preclinical drugs in our cardiovascular disease franchise.

Drug	Indication	Partner
ISIS-AGT-LRx	Treatment-Resistant Hypertension	Isis owned
ISIS-ANGPTL3-LRx	Hyperlipidemia Disease	Akcea
ISIS-APO(a)-LRx	Very High Lp(a)	Akcea
ISIS-APOCIII-LRx	Severely High TGs	Akcea
ISIS-TMPRSS6-LRx	b-Thalassemia	Isis owned

Metabolic Franchise

Metabolic disorders are chronic diseases that affect millions of people. There is still a significant need for new therapies for these patients. According to the Centers for Disease Control and Prevention, diabetes affects more than 29 million people in the United States, or nine percent of the population, with type 2 diabetes constituting 90 to 95 percent of those cases.

Metabolic disease is a very large area of medical need and is another area in which we focus our drug discovery and development efforts. Our approach is to develop antisense drugs that doctors can add to existing therapies to treat diabetes. One hurdle for traditional drug development is that most traditional drugs cannot selectively target a disease-causing protein without also affecting closely related proteins, which often results in unwanted side effects. We design our antisense drugs to target the gene responsible for producing the disease-causing protein while avoiding unwanted effects on closely related proteins, thereby reducing the risk of side effects.

We have reported positive Phase 2 data from ISIS-GCGRRx and ISIS-PTP1BRx, the most advanced drugs in our metabolic franchise. These two drugs and our third drug, ISIS-GCCRRx, are designed to act upon targets in the liver or fat tissue through a distinct mechanism to improve insulin sensitivity, reduce glucose production, or affect other metabolic aspects of this complex disease.

ISIS-GCGRRx — ISIS-GCGRRx is an antisense drug we designed to target the glucagon receptor, or GCGR, to reduce the effects of glucagon. Glucagon is a hormone that opposes the action of insulin and stimulates the liver to produce glucose, particularly in type 2 diabetes. In patients with advanced diabetes, uncontrolled glucagon action leads to a significant increase in blood glucose levels. Therefore, attenuating glucagon action could have a significant glucose lowering effect in patients with severe diabetes. In addition, reducing GCGR produces more active glucagon-like peptide, or GLP-1, a hormone that preserves pancreatic function and enhances insulin secretion.

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

We have completed a Phase 1 study evaluating the safety of ISIS-GCGRRx in healthy volunteers. In this study ISIS-GCGRRx was generally well tolerated with no clinically significant increases in lipids or blood pressure and with no hypoglycemic events.

We have completed a Phase 2 placebo-controlled study evaluating ISIS-GCGRRx in patients with type 2 diabetes. In June 2014, we reported these data at the American Diabetes Association meeting. In this study, we showed that patients treated with ISIS-GCGRRx in addition to metformin achieved absolute mean reduction in hemoglobin A1c, or HbA1c, of up to 2.25 percentage points from baseline after only 13 weeks of treatment. Patients receiving placebo had a 0.25 percentage point reduction in HbA1c. In this study, more than half of the patients in the per protocol cohort achieved an HbA1c level of less than or equal to 7.0 percent. Patients treated with ISIS-GCGRRx in this study also achieved a mean reduction of up to 74.9 µmol/L in fructosamine. In addition, in these patients a mean increase in total GLP-1 of up to 19.97 pmol/L was observed.

In this study ISIS-GCGRRx was generally well tolerated. The most common adverse event was infrequent injection site reactions, which were predominantly mild and typically resolved rapidly. There were no flu-like symptoms, no abnormalities in renal function and no cases of symptomatic hypoglycemia. ISIS-GCGRRx was not associated with clinically meaningful increases in LDL-C, triglycerides, blood pressure or body weight gain (side effects associated with some small molecule inhibitors of glucagon receptor). As has been observed with small molecule inhibitors of glucagon receptor and consistent with the pharmacology of glucagon receptor inhibition, liver enzyme elevations that were neither associated with elevated bilirubin nor other indicators of liver damage were observed. Liver enzyme elevations were much less frequent and lower in the 100 mg dose cohort compared to the 200 mg dose cohort and declined after dosing discontinued. There were no clinically meaningful changes in other laboratory values.

We plan to conduct additional studies to identify the optimal dose and schedule to achieve glucose control with manageable glucagon receptor-related liver enzyme elevations. Given the unique mechanism of action and good tolerability observed, we believe that doctors could use ISIS-GCGRRx in diabetic patients with severe hyperglycemia who are not controlled with current treatments and who could benefit from a drug that significantly decreases glucose levels and preserves pancreatic function.

ISIS-GCCRRx — ISIS-GCCRRx is an antisense drug we designed to target the GCCR. Glucocorticoid hormones effect a variety of processes throughout the body, including promoting liver glucose production and fat storage. Scientists associate excessive GCCR activity in the liver and fat with obesity, insulin resistance and glucose intolerance. Although scientists have long recognized inhibiting GCCR as an attractive strategy for improving glycemic and lipid control in patients with type 2 diabetes, the side effects associated with systemic GCCR inhibition have challenged traditional drug developers. Our antisense inhibitor of GCCR takes advantage of the unique tissue distribution of oligonucleotides that allows our drug to inhibit glucocortocoid action primarily in liver and fat tissue. Notably, antisense drugs delivered systemically do not reduce GCCR expression in the central nervous system or adrenal glands, which could lead to systemic side effects. Reducing GCCR specifically in the liver and fat tissues is an attractive therapeutic approach because it lowers glucose and lipids, without causing potential side effects associated with systemic GCCR inhibition.

In preclinical studies, we showed that we can reduce GCCR specifically in the liver and fat tissues. In addition, we have shown that antisense inhibition of GCCR produced robust lowering of blood glucose, lipid levels and decreased body fat in obese animals. We have completed a Phase 1 study evaluating the safety of ISIS-GCCRRx in healthy volunteers. In this study, ISIS-GCCRRx was generally well tolerated and we observed reductions of GCCR specifically in the liver and fat tissues, consistent with our preclinical observations.

We believe that doctors could use ISIS-GCCRRx in diabetic patients with moderate to severe hyperglycemia who are also obese or have high levels of cholesterol and triglycerides. We also believe that there are other attractive therapeutic opportunities for doctors to use ISIS-GCCRRx in patients with diseases in which there is glucocorticoid excess, such as Cushing's Syndrome, and other diseases where a selective GCCR inhibitor could be beneficial. For more information on ISIS-GCCRRx and Cushing's Syndrome, please refer to the ISIS-GCCRRx section under the subheading "Severe and Rare Disease Franchise".

We plan to report data from a Phase 2 study of ISIS-GCCRRx in patients with type 2 diabetes in combination with metformin in 2015.

ISIS-PTP1BRx — ISIS-PTP1BRx is an antisense drug we designed to target protein tyrosine phosphatase-1B, or PTP-1B, to treat type 2 diabetes. PTP-1B is a phosphatase that negatively regulates insulin receptor signaling and is responsible for turning off the activated insulin receptor. Reducing PTP-1B enhances insulin activity. Scientists have long recognized PTP-1B as an attractive target to treat diabetes, but due to structural similarities among closely related proteins, pharmaceutical companies have had difficulty identifying small molecule drugs with sufficient specificity to be safe. We designed ISIS-PTP1BRx to increase the body's sensitivity to the natural hormone, insulin, resulting in better glucose control for patients with type 2 diabetes. Because of its unique mechanism, ISIS-PTP1BRx may help treat patients with type 2 diabetes without causing weight gain or hypoglycemia, also known as low blood sugar. The reductions in LDL-C produced by inhibiting PTP-1B should also provide an added benefit to patients.

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

We reported top-line data from a Phase 2 study of ISIS-PTP1BRx in patients with type 2 diabetes with or without sulfonylurea therapy. In this study, patients treated with ISIS-PTP1BRx achieved statistically significant reductions in body weight and HbA1c. In patients treated with ISIS-PTP1BRx, a mean reduction in HbA1c of 0.7 percentage points from baseline was achieved at 36 weeks, compared to a mean reduction of 0.2 percentage points for placebo-treated patients (p=0.03). Patients treated with ISIS-PTP1BRx also experienced a statistically significant mean reduction in body weight from baseline at 36 weeks (p=0.01). Patients received 200 mg of ISIS-PTP1BRx or placebo for 26 weeks added to their stable doses of their background therapies. In this study, the average incoming HbA1c level was 8.6 percent and the average BMI was 34 kg/m2. Patients in this study were not required to conform to any type of restrictive or weight-loss diet beyond the standard dietary restrictions they adhered to upon entry into the study. In this study ISIS-PTP1BRx was generally well tolerated. The most common adverse event was infrequent injection site reactions, which were predominantly mild and resolved rapidly. We plan to report the full data from this study at a scientific meeting in 2015.

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

ISIS-FGFR4Rx — ISIS-FGFR4Rx is an antisense drug we designed to target fibroblast growth factor receptor 4, or FGFR4, in the liver and fat tissues. Reducing FGFR4 decreases the body's ability to store fat while simultaneously increasing fat burning and energy expenditure. Many anti-obesity drugs act in the brain to suppress appetite, commonly resulting in central nervous system, or CNS, side effects. However, ISIS-FGFR4Rx does not distribute to the brain or CNS and therefore should not produce any CNS side effects.

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

We plan to initiate a Phase 2 study in obese patients in 2015.

Preclinical Development

The table below lists our preclinical drug in our metabolic franchise.
Drug	Indication	Partner
ISIS-DGAT2Rx	NASH	Isis owned

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

Our cancer pipeline consists of anti-cancer antisense drugs that act upon biological targets associated with cancer progression and/or treatment resistance. In 2012, we formed an anti-cancer alliance with AstraZeneca that expands our anti-cancer efforts and supports an aggressive and broad clinical development plan for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. AstraZeneca brings significant experience that enables the identification of novel genetic and epigenetic targets for cancer. Combining AstraZeneca's expertise with our drug discovery technology, we plan to expand our cancer franchise with a number of promising new anti-cancer targets.

We believe the favorable tolerability and early evidence of clinical benefit of the anti-cancer drugs in our pipeline demonstrate how uniquely suited our technology is to create novel cancer therapeutics. In addition, we believe our generation 2.5 chemistry enhances the potency and effectiveness of our antisense drugs, and extends the applicability of our technology to cancers that are difficult to treat. For instance, data from a Phase 1/2 clinical study of ISIS-STAT3-2.5Rx showed evidence of antitumor activity in patients with cancer, including advanced/metastatic hepatocellular carcinoma.

Custirsen — OncoGenex is developing Custirsen, formerly OGX-011, an antisense drug designed to target clusterin. Clusterin is a secreted protein that acts as a cell-survival protein and is over-expressed in response to anti-cancer agents. We and OncoGenex jointly discovered and conducted the initial development of custirsen. OncoGenex is studying custirsen for use as an adjunct therapy to enhance the effectiveness of chemotherapy. Custirsen has shown promising results in combination with currently available chemotherapies in several tumor types. The FDA granted Fast Track Designation to custirsen for the treatment of metastatic prostate cancer in combination with docetaxel.

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

OncoGenex is conducting a global Phase 3 clinical program in patients with CRPC and metastatic NSCLC. OncoGenex reported results from the Phase 3 SYNERGY study evaluating custirsen as a first-line treatment in patients with CRPC. OncoGenex reported that treatment with custirsen did not meet the primary endpoint of statistically significant improvement in overall survival compared to first-line therapy alone (median survival 23.4 months vs. 22.2 months, respectively.) OncoGenex is continuing development of custirsen and has completed enrollment in the Phase 3 AFFINITY study in patients with CRPC and plans to report top-line data from this study in late 2015/early 2016. OncoGenex is also evaluating custirsen in a Phase 3 clinical study, ESPIRIT, as a second-line treatment in patients with NSCLC.

Apatorsen — Apatorsen, formerly OGX-427, is an antisense drug designed to target heat shock protein 27, or Hsp27, which is a cell survival protein that cells over-produce in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Studies have shown that increased Hsp27 production is prevalent in many human cancers, including prostate, NSCLC, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancers. Studies have also linked increased Hsp27 production to faster rates of cancer progression, treatment resistance and shorter survival duration.

OncoGenex is evaluating apatorsen in patients with cancer. In June 2010, OncoGenex reported results from a Phase 1 study of apatorsen in patients with a variety of cancers. In this study, patients treated with apatorsen as a single agent and in combination with docetaxel tolerated the drug well. In addition, apatorsen, when used as a single agent, demonstrated declines in circulating tumor cells at all doses and in all types of cancer OncoGenex evaluated. OncoGenex has also reported results from a Phase 1 study in patients with superficial bladder cancer. In this study, OncoGenex reported that treatment with apatorsen resulted in a trend towards decreased levels of Hsp27 and increased tumor cell death rates.

OncoGenex has initiated a broad Phase 2 program evaluating apatorsen in seven Phase 2 studies in patients with cancer. In September 2012, OncoGenex reported preliminary results from a Phase 2 study in patients with CRPC. In this study, OncoGenex reported that treatment with apatorsen in combination with prednisone resulted in a higher number of patients without disease progression at 12 weeks and greater declines in prostate-specific antigen, or PSA, and circulating tumor cells compared to patients treated with prednisone alone.

OncoGenex is evaluating apatorsen in a Phase 2 study, referred to as Borealis-1, in patients with metastatic bladder cancer in combination with first-line gemcitabine and cisplatin. In December 2014, OncoGenex reported top-line data from this study showing that treatment at the 600 mg dose correlated with a 14 percent reduction in risk of death and a 17 percent reduction in progressive disease and death. OncoGenex reported that less benefit was observed in the 1000 mg cohort due to increased adverse events leading to a higher rate of discontinuation of both apatorsen and chemotherapy.

OncoGenex is also evaluating apatorsen in these five Phase 2 studies:

●	Borealis-2 is a study in patients with advanced or metastatic bladder cancer in combination with docetaxel. OncoGenex began enrolling in this study in April 2013.
●	Pacific is an investigator-sponsored study in combination with Zytiga and prednisone in patients with metastatic CRPC who have PSA progression. Enrollment is estimated to be 80 patients and began in December 2012.
●	Spruce is an investigator-sponsored study in combination with carboplatin/pemetrexed therapy in patients with previously untreated Stage IV non-squamous NSCLC. Enrollment is estimated to be 155 patients and began in August 2013.
●	Cedar is an investigator-sponsored study in combination with carboplatin/gemcitabine therapy in patients with previously untreated advanced Non-squamous lung cancer. Enrollment is estimated to be 140 patients and began in August 2014.
●	Rainier is an investigator-sponsored study in combination with ABRAXANE and gemcitabine therapy in patients with previously untreated metastatic pancreatic cancer. Enrollment is estimated to be 130 patients and began in August 2013.

ISIS-STAT3-2.5Rx — We designed ISIS-STAT3-2.5Rx, also called AZD9150 and formerly ISIS-STAT3Rx, to treat cancer by inhibiting the production of a gene critical for tumor cell growth and survival. Signal transducer and activator of transcription 3, or STAT3, is over-active in a variety of cancers, including brain, lung, breast, bone, liver and multiple myeloma and promotes tumor cell growth and prevents cell death.

ISIS-STAT3-2.5Rx is our first drug to incorporate our new generation 2.5 chemistry. We believe the significant potency we observed in our preclinical studies with ISIS-STAT3-2.5Rx broadens the therapeutic opportunities for ISIS-STAT3-2.5Rx into many different types of cancer where STAT3 is implicated.

In preclinical studies, ISIS-STAT3-2.5Rx demonstrated antitumor activity in animal models of human cancer with an attractive safety profile. We reported interim Phase 1 data in patients with cancer who did not adequately respond to prior chemotherapy treatment. In this study, we showed that ISIS-STAT3-2.5Rx treatment resulted in clear responses in patients with advanced cancer with an acceptable safety profile. Based on these data, we initiated a Phase 2 study in focused patient populations with advanced cancer, including patients with advanced lymphomas. We plan to report data from this Phase 2 study at a future scientific meeting.

In 2012, we licensed ISIS-STAT3-2.5Rx to AstraZeneca as part of a broad alliance to discover and develop anti-cancer drugs. AstraZeneca is conducting a Phase 1/2 study of ISIS-STAT3-2.5Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC, a type of liver cancer. In November 2014 at the European Cancer Symposium, AstraZeneca presented results from this study showing that treatment with ISIS-STAT3-2.5Rx provided evidence of antitumor activity in patients with HCC. In this late-stage population, several patients experienced stable disease and one patient experienced a durable, partial response (78% tumor shrinkage) while on ISIS-STAT3-2.5Rx treatment.

AstraZeneca plans to evaluate ISIS-STAT3-2.5Rx as an immunomodulatory agent in combination with MEDI4736, AstraZeneca's investigational human monoclonal antibody designed to counter tumors' immune evading tactics.

ISIS-AR-2.5Rx — ISIS-AR-2.5Rx, also called AZD5312 and formerly ISIS-AZ1Rx and ISIS-ARRx, is an antisense drug we designed to inhibit the production of the androgen receptor, or AR, for the treatment of patients with prostate cancer. Prostate cancer growth, proliferation and progression are all androgen-dependent, and AR function is involved in disease progression at all stages of prostate cancer. For patients diagnosed with metastatic prostate cancer, current treatments largely involve opposing the action of androgens by blocking the androgen receptor or removing circulating androgens. Although androgen deprivation therapy approaches are initially effective in delaying disease progression in patients with metastatic prostate cancer, over time the course of the disease will progress in many of these patients. Resistance to current therapies is frequent and can occur through a variety of mechanisms including the activation of AR signaling in tumor cells through the amplification, over expression and mutation of the AR gene. Because ISIS-AR-2.5Rx can inhibit the production of all known forms of AR, including variants of the AR gene, we believe that this drug has the potential to be an effective treatment for all stages of prostate cancer, including prostate cancer patients who are resistant to current therapies.

In preclinical studies, ISIS-AR-2.5Rx demonstrated antitumor activity in animal models of prostate cancer, including a model resistant to enzalutamide, a small molecule antagonist often used in patients with castration-resistant prostate cancer. In November 2014 at the European Cancer Symposium, AstraZeneca presented preclinical results of ISIS-AR-2.5Rx showing ISIS-AR-2.5Rx can substantially reduce levels of all forms of the androgen receptor, including splice variants that have been implicated in promoting androgen resistance in prostate cancer. Moreover, evidence was presented demonstrating that ISIS-AR-2.5Rx is effective in prostate cancer models that display resistance to current standard of care prostate cancer treatments.

ISIS-AR-2.5Rx is part of our collaboration with AstraZeneca to discover and develop anti-cancer drugs. AstraZeneca is currently evaluating ISIS-AR-2.5Rx in a Phase 1/2 study in patients with AR-related cancers and plans to report data from this study in 2015.

Other Drugs in Development

The broad applicability of our antisense technology allows us to create promising drugs and we have successfully developed novel drugs designed to treat many different diseases. In therapeutic areas that are outside of our core areas of development, we have licensed our drugs to highly focused satellite companies that have the specific expertise and resources to continue developing the drugs. Together with our partners we continue to advance drugs in clinical development that are outside of our core therapeutic areas, such as the ocular and antiviral drugs we and GSK are developing under our preferred partner collaboration.

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

Achaogen is currently evaluating plazomicin in a Phase 3 study in patients with serious multi-drug resistant, or MDR, gram-negative bacterial infections. The Phase 3 study is designed as a superiority study to evaluate the efficacy and safety of plazomicin compared to colistin in patients with bloodstream infections and nosocomial pneumonia caused by carbapenem-resistant Enterobacteriaceae, or CRE. Achaogen announced last year that it has reached a special protocol assessment, or SPA, with the U.S. Food and Drug Administration for this Phase 3 study.

EXC 001 — EXC 001 is an antisense drug that targets connective tissue growth factor, or CTGF, a growth factor that is over-expressed in damaged skin or tissue following a traumatic event. We co-discovered EXC 001 with Excaliard Pharmaceuticals, Inc. and exclusively licensed it to Excaliard for the local treatment of fibrotic diseases, including scarring. Fibrosis represents a significant and expanding area of unmet medical need in which antisense drugs could offer a unique advantage as anti-fibrotic agents. In November 2011, Pfizer Inc. acquired Excaliard. Pfizer has been evaluating EXC 001 in a Phase 2 program designed to provide information, including the optimization of the dose, for the design of the Phase 3 program for EXC 001.

ATL1102 — ATL1102 inhibits CD49d, a subunit of Very Late Antigen-4, or VLA-4. Studies in animal models have demonstrated that inhibiting VLA-4 positively affects a number of inflammatory diseases, including multiple sclerosis, or MS. We licensed ATL1102 to ATL in December 2001. In 2008, ATL reported Phase 2a results of ATL1102 showing significantly reduced disease activity in patients with relapsing remitting MS. In 2014, ATL completed a chronic toxicology study in primates to support a potential Phase 2b trial of ATL1102 in patients with MS.

RG-101 — RG-101 is a preclinical drug that Regulus is developing. RG-101 is an anti-miR, antisense drug designed to target microRNA-122, or miR-122. Researchers believe that miR-122 is essential for the replication of HCV suggesting that an anti-miR-122 drug may reduce HCV infection and improve HCV-associated pathologies like fatty liver.

MicroRNAs are small RNA molecules that do not encode proteins, but instead work as natural antisense sequences that scientists believe regulate the expression of approximately one-third of all human genes.

In February 2015, Regulus reported data from the Phase 1/2 study of RG-101 in patients with HCV. Regulus reported results from this study demonstrating that treatment with a single subcutaneous dose of 2 mg/kg or 4 mg/kg of RG-101 as monotherapy resulted in significant and sustained reductions in HCV RNA in a varied group of patients, including difficult to treat genotypes and patients who experienced viral relapse after a prior interferon-containing regimen. Additionally, RG-101 was well tolerated and has demonstrated a favorable pharmacokinetic profile to date, which Regulus believes may allow RG-101 to be combined with oral direct-acting antiviral agents to treat HCV. Regulus expects to initiate two Phase 2 studies evaluating RG-101 as a single agent and in combination with direct acting antivirals in patients with HCV in 2015.

ISIS-HBVRx — ISIS-HBVRx, formerly ISIS-GSK3Rx, is an antisense drug we designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection and replication. Hepatitis B virus infection is a serious health problem that can lead to significant and potentially fatal health conditions. Chronic HBV infection is one of the most common persistent viral infections in the world. Currently available therapies, including oral antiviral agents or injectable interferons, do not clear HBV and do not effectively clear HBV antigens from these patients. As a result, patients are unable to fully control HBV infection and achieve sustained disease remission. Many of these patients are at elevated risk for severe liver complications such as cirrhosis and primary liver cancer.

In preclinical studies, an antisense compound targeting HBV produced dose-dependent reductions of HBV-associated antigens, including hepatitis B surface antigen, which is present in both acute and chronic infections and is associated with a poor prognosis in patients with chronic HBV infection. In addition, other measures of viral infection were reduced in both the liver and serum following treatment with the ISIS-HBVRx. We have completed a Phase 1 study of ISIS-HBVRx in healthy volunteers and plan to initiate a Phase 2 study in patients with HBV in 2015.

Preclinical Development

The table below lists our preclinical drugs for a number of different diseases.

Drug	Indication	Partner
ISIS-GSK4-LRx	Ocular Disease	GSK
ISIS-GSK6-LRx	Antiviral	GSK

Antisense Technology

Our core technology platform can support multiple target-based antisense research programs without significantly increasing costs. We can design our antisense drugs to target a broad range of diseases, efficiently producing a proprietary portfolio of drugs that can interrupt the production of disease-causing proteins or reduce harmful RNAs without disrupting other proteins that are necessary for the body's normal functions. We are currently pursuing antisense drug discovery programs focused on various severe and rare, cardiovascular, neurologic and metabolic diseases and cancer.

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

When a cell transcribes information from a DNA gene into mRNA the two complementary strands of the DNA partly uncoil. One strand acts as a template and information stored in the DNA strand is copied into a complementary mRNA. mRNA then carries the information to cellular structures called ribosomes, the cell's factories for manufacturing proteins. The ribosome reads the encoded information, the mRNA's nucleotide sequence, and in doing so, strings together amino acids to form a specific protein. This process is called translation. We primarily use our antisense technology to interrupt the cell's protein production process by preventing the RNA instructions from reaching the ribosome, thus inhibiting the synthesis of the protein. The mRNA sequence of nucleotides that carries the information for protein production is called the 'sense' strand. The complementary nucleotide chain that binds specifically to the sense strand is called the "antisense" strand. We use the information contained in RNA to design chemical structures, called antisense oligonucleotides or antisense drugs, which resemble DNA and RNA and are the complement of RNA. These potent antisense drugs inhibit the production of disease-causing proteins or reduce harmful RNAs. Specifically, almost all of our antisense drugs in development cause a cellular enzyme called ribonuclease H1, or RNase H1, to degrade the target RNA. The drug itself remains intact during this process, so it can remain active against additional target mRNA molecules and repeatedly trigger their degradation. Our antisense drugs can selectively bind to an mRNA that codes for a specific protein and will not bind to closely related RNAs, providing a level of specificity that is better than traditional drugs. As a result, we can design antisense drugs that selectively inhibit the disease-causing member of the group without interfering with those members of the group necessary for normal bodily functions. This unique specificity means that antisense drugs may be less toxic than traditional drugs because we can design them to minimize the impact on unintended targets.

Further, the design of antisense compounds is less complex, more rapid and more efficient than traditional drug discovery approaches directed at protein targets. Traditional drug design requires companies to identify a small molecule that will interact with protein structures to affect the disease-causing process. Since predicting which small molecules will do this has proven to be difficult, traditional drug discovery involves testing hundreds of thousands of small molecules for their ability to interfere with protein function. As a result, traditional drug discovery is a labor intensive, low probability endeavor. In contrast, we design our antisense compounds to bind to RNA through well understood processes. We can design prototype antisense drugs as soon as we identify the sequence for the target RNA.

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

We combine our core technology programs in medicinal chemistry, RNA biochemistry, and molecular and cellular biology with molecular target-focused drug discovery efforts to design drugs. The goal of our target-based research programs is to identify antisense drugs to treat diseases for which there is a large unmet medical need. These include diseases that are severe and rare and diseases for which there are limited or no current treatments or in diseases for which we believe our drugs have a competitive advantage over existing therapies. In addition, our research programs focus on the planned advancement of our technology for future antisense drugs. We are designing drugs using our next generation chemistry, generation 2.5, an advancement that we believe increases the potency of our drugs by up to 10-fold and could have the potential to make oral administration commercially feasible. We have published data demonstrating that our generation 2.5 drugs generally have enhanced potency over our generation 2.0 drugs and are broadly distributed throughout the body to multiple tissues including liver, kidney, lung, muscle, adipose, adrenal gland and peripheral nerves.  Our generation 2.5 drugs constitute some of our recently added new drugs. We notate in our pipeline which drugs incorporate our generation 2.5 chemistry by appending a 2.5 at the end of the drug name. Currently ISIS-STAT3-2.5Rx, ISIS-DMPK-2.5Rx, ISIS-AR-2.5Rx, and ISIS-RHO-2.5Rx incorporate our generation 2.5 chemistry.

In addition to improving the chemical foundation of our drugs, we have also created a technology suite, LICA, designed to enhance the delivery of our drugs to particular tissues. We believe that our LICA technology could further enhance the potency of our drugs. For example, our LICA technology directed toward liver targets produced a ten-fold increase in potency in preclinical studies in both our second-generation and our generation 2.5 drugs. We currently have eight second generation-LICA drugs in our pipeline, ISIS-AGT-LRx, ISIS-ANGPTL3-LRx, ISIS-APO(a)-LRx, ISIS-APOCIII-LRx, ISIS-GHR-LRx, ISIS-GSK4-LRx, ISIS-GSK6-LRx, and ISIS-TMPRSS6-LRx. All of these drugs are designed to inhibit targets in the liver. We expect that some of our future drugs, including our generation 2.5 drugs, could also be enhanced with our LICA technology.

Other Antisense Targets and Mechanisms

There are more than a dozen antisense mechanisms that can be exploited with our antisense technology. While the majority of the drugs in our pipeline bind to mRNAs and inhibit the production of disease-causing proteins through the RNase H mechanism, we believe that our antisense technology is broadly applicable to many different antisense mechanisms, including RNA interference, or RNAi, and splicing, and many different RNA targets, including long, non-coding RNAs and toxic RNAs. For example, RNAi is an antisense mechanism that uses small interfering RNA, or siRNA, that exploits a cellular protein complex called the RNA-induced silencing complex, or RISC, to bind to the mRNA and to prevent the production of a disease-causing protein. Most companies approach siRNA using double-stranded oligonucleotides, which, due to their properties, require complex formulations or drug delivery vehicles to achieve delivery to the cell. We have created single-stranded RNAi compounds that, when we administer systemically, distribute in a manner similar to our second-generation RNase H antisense drugs, without requiring the complex formulation or delivery vehicle typically necessary for double-stranded RNAi oligonucleotides. These new single-stranded RNAi drug designs are an exciting advancement in RNAi technology. In 2012, we published two papers in the journal Cell demonstrating that single-stranded RNAi drugs distributed broadly, activated the RNAi pathway and reduced expression of targeted genes in animal models. These data provide compelling evidence that single-stranded oligonucleotides can be designed to exploit the RNAi pathway and silence gene expression of specific mRNAs in target tissues.

In addition, the diversity of our technology provides us with the potential to utilize many different antisense mechanisms, like alternative splicing. Because splicing occurs at the RNA level, we can utilize our technology to direct splicing to produce a particular protein product. For example, SMA is a splicing disorder caused by a loss of, or defect in, the SMN1 gene leading to a decrease in the protein SMN. SMN is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular growth and function. We designed our ISIS-SMNRx drug to alter the splicing of a similar gene, SMN2, to increase production of a fully functional SMN protein. In 2014, we reported encouraging data on ISIS-SMNRx in both infants and children with SMA. ISIS-SMNRx is currently being evaluated in two Phase 3 studies in infants and children with SMA. There are a number of diseases, including cystic fibrosis and Duchenne muscular dystrophy, which scientists believe are splicing disorders. These are diseases we could potentially treat using antisense modulation of splicing.

Because there are many different types of RNA that exist within the body, our antisense technology is not limited to RNA sequences that translate into proteins, but rather we believe that we can apply the principles of our technology to develop drugs that target other non-coding RNAs, such as toxic RNAs. For example, DM1 is a form of muscular dystrophy that is caused by an abnormally long, toxic RNA that accumulates in cells and prevents the production of proteins essential for normal cellular function. We designed our drug, ISIS-DMPK-2.5Rx, to target and reduce the toxic RNA. In our preclinical studies, we observed effective reductions of the toxic RNA that led to a reversal of disease symptoms that was sustained for up to one year in a mouse model of disease. In December 2014, we initiated a clinical study evaluating ISIS-DMPK-2.5Rx in patients with DM1.

Another RNA target for our antisense technology is microRNAs. To date, scientists have identified more than 700 microRNAs in the human genome, and have shown that the absence or presence of specific microRNAs in various cells is associated with specific human diseases, including cancer, viral infection, metabolic disorders and inflammatory disease. To fully exploit the therapeutic opportunities of targeting microRNAs, we and Alnylam Pharmaceuticals, Inc. established Regulus as a company focused on the discovery, development and commercialization of microRNA-based therapeutics. In 2014, Regulus reported human proof-of-concept with RG-101 in HCV patients demonstrating that treatment with a single subcutaneous dose of RG-101 as a single agent resulted in significant and sustained reductions in HCV RNA in a varied group of patients, including difficult to treat genotypes and patients.

We are also making progress on developing antisense drugs that are designed to target long, non-coding RNAs. In 2014, we published a paper in Nature in which we were the first to show that targeted reduction of a long non-coding RNA with an antisense compound can ameliorate certain cognitive deficits in a mouse model of angleman syndrome, or AS. Moreover, these studies demonstrate the potential therapeutic benefits of an antisense compound for the treatment of AS.

Collaborative Arrangements and Licensing Agreements

Partnership Strategy

Overview

To maximize the value of our drugs and technologies, we have employed a multifaceted business and partnering strategy, which has included a range of approaches to developing and commercializing products.  Our partnering strategy has allowed us to build a development pipeline of 38 drugs, to create a broad base of potential license fees, milestone payments, royalties, profit sharing and earn out payments and to control our drug development expenses. In this way, we remain a focused and efficient research and development organization that can continue to discover new drugs and expand our and our partners' pipelines. In 2014, we formed Akcea, and began the next phase of our business strategy, to develop and commercialize the drugs from our lipid franchise.

Through the efficiency of our drug discovery platform we can develop drugs to almost any gene target. We concentrate on developing antisense drugs in our core therapeutic areas with an emphasis on cardiovascular, metabolic, severe and rare diseases, including neurological disorders, and cancer. Our partnering strategy provides us the flexibility to license each of our drugs at what we believe is the optimal time to maximize the near- and long-term value of our drugs.  Using this strategy, we can expand our and our partners' pipelines with antisense drugs that we design to address significant medical needs while remaining small and focused. Just as we have advanced and matured our technology and pipeline, we have evolved our partnering strategy in order to maximize the value of each of our assets.   We have a multifaceted partnering strategy that we employ; partnering certain research programs or drugs early, partnering drugs after we have completed proof-of-concept, and partnering drugs that we have advanced into later stages of development.

Preferred Partner Transactions

We form preferred partner transactions for certain therapeutic programs where a partner brings expertise that we do not have in house and that could provide us with an increased likelihood of successfully bringing the program to market. Typically these collaborations are focused on drugs in therapeutic areas of high risk, like severe neurological diseases, or in areas in which Phase 2 results would likely not provide a significant increase in value, like cancer.  For these programs, we partner early, occasionally prior to clinical development. In this way, we have a vested partner, such as with AstraZeneca, Biogen Idec, GSK, Janssen Pharmaceuticals and Roche, early in the development of a drug.  Typically, these preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts.  As in our other partnerships, we benefit financially from upfront payments, milestone payments, licensing fees and royalties.

Traditional Alliances

We form traditional partnering alliances that enable us to discover and conduct early development for drugs in our pipeline that we feel could address large patient populations or multiple indications. For these drugs, late-stage development is often costly and requires complex Phase 3 development programs. In this strategy, we are responsible for clinical development to proof-of-concept, at which time we outlicense our drugs to partners, such as when we licensed KYNAMRO to Genzyme, and build a broad base of license fees, milestone payments, profit share and royalty income.  For example, we have a broad portfolio of drugs to treat type 2 diabetes.  Because late-stage clinical development for type 2 diabetes can be large and expensive, we will seek a partner to license these drugs and to conduct late-stage clinical development and commercialization.  With the potentially competitive benefit of our drugs over existing therapies and clinical proof-of-concept data, we believe that we could license our type 2 diabetes drugs.

Captive Development & Commercialization Company; Akcea Therapeutics

And finally, we have evolved our business strategy to retain greater control over the development of our drugs and retain a larger portion of the commercial revenue.  For these drugs, we believe that we have a clear and relatively quick path to the market, such as with drugs for rare disease opportunities. These drugs have clearly defined patient populations with minimal or no available treatments. Many of the drugs in our pipeline that meet these criteria are part of our lipid franchise. In late 2014, we established a wholly owned subsidiary, Akcea Therapeutics, Inc., to develop and commercialize the drugs from our lipid franchise. Akcea is focused on developing ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx, plus more potent follow on drugs for these programs. We hired a senior business leader with commercialization expertise in severe and rare and cardiovascular diseases to lead Akcea and to maximize the value of our lipid franchise assets. Moving our lipid assets into a company that we own and control keeps our core focus at Isis on innovation and allows us to maintain control over and retain more value from our lipid drugs.

Satellite Companies

We also work with a consortium of companies that can exploit our drugs and technologies outside our primary areas of focus. We call these companies satellite companies.  We benefit from the disease-specific expertise of our satellite company drug development partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. Through this strategy we can expand the therapeutic range of antisense drugs into diseases that need new and innovative treatment options.  We also benefit from our ownership in these satellite companies.For example, Regulus is a satellite company partner that we co-founded to discover and develop antisense drugs targeting microRNAs. In 2014, we sold a portion of our shares in Regulus for more than $20 million of cash, and we remain a significant shareholder in the company.

In addition to our satellite company drug development partners, we form satellite company partnerships focused on developing and advancing certain RNA-targeting therapeutic technologies. These partnerships take advantage of our dominant RNA-targeting intellectual property estate, and leverage our investments in our core technologies. These collaborations typically involve a cross-license between us and our partner and allow us to participate in newly emerging approaches to RNA-targeting therapeutics and augment our active programs in these areas. We provide more information on our satellite company partners in this section under the subheading "Satellite Company Collaborations".

We highlight our traditional pharmaceutical and satellite company partnerships below. In addition, we have numerous other partnerships, which we also describe below.

Preferred Partner Transactions & Traditional Alliances

We have a long history of establishing alliances with pharmaceutical industry leaders.  We form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, and build a broad base of license fees, milestone payments, profit share and royalty income.  In contrast, our preferred partner transactions provide us with a vested partner early in the development of a drug.  With our preferred partners, we are able to expand and broaden our drug discovery efforts to new disease targets in therapeutic areas that are outside of our expertise or in areas where our partners will provide tools and resources that will complement our drug discovery efforts.  For instance, we established a broad strategic alliance with Biogen Idec that pairs Biogen Idec's extensive resources and expertise in neurological diseases with our antisense technology.  Together we are creating a franchise of novel treatments for neurological disorders that will expand both our pipeline and Biogen Idec's pipeline with promising new treatments.  In cancer, we are working with our partner, AstraZeneca, to conduct comprehensive clinical programs for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx, anti-cancer drugs we licensed to AstraZeneca.  Through our collaboration, we are also applying AstraZeneca's proprietary preclinical cancer models and screening systems to evaluate new oncology targets. In December 2014, we entered into a preferred partner transaction with Janssen.  Together with Janssen, we plan to expand the reach of our antisense technology to discover and develop antisense drugs to treat autoimmune disorders of the GI tract.

In all of our partnerships, we benefit from the expertise our partners bring to our drugs. By coupling our partnering activity with our efficient drug discovery technology, we can develop the majority of our drugs in our core therapeutic areas ourselves through proof-of-value prior to licensing. As a result of our unique strategy and innovative research and development capabilities, we can keep our organization small and focused.

AstraZeneca

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx for the treatment of cancer and an option to license up to three anti-cancer drugs under a separate research program.  Together with AstraZeneca, we are evaluating ISIS-STAT3-2.5Rx in patients with advanced cancer.  AstraZeneca is conducting a clinical study of ISIS-STAT3-2.5Rx in patients with advanced metastatic HCC.  We are conducting a clinical study evaluating ISIS-STAT3-2.5Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma.  We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3-2.5Rx. In June 2013, we and AstraZeneca added a second development candidate, ISIS-AR-2.5Rx, to our collaboration. ISIS-AR-2.5Rx is an antisense drug we designed to treat patients with prostate cancer by inhibiting the production of AR. AstraZeneca is currently evaluating ISIS-AR-2.5Rx in a Phase 1/2 study in patients with AR-related cancers. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-AR-2.5Rx. In addition, we are responsible for identifying a development candidate for each of the three anti-cancer research programs. AstraZeneca has the option to license drugs resulting from each of the three anti-cancer research programs, and if AstraZeneca exercises its option for a drug, it will be responsible for all further global development, regulatory and commercialization activities for such drug.

Under the terms of the agreement, we received $31 million comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013. We recorded revenue of $11.5 million upon receipt of these payments.  We are recognizing the remaining $19.5 million into revenue as follows:

	$11.2 million related to the ISIS-AR-2.5Rx program, which we amortized through March 2014;
	$7.6 million related to the option to license three drugs under a separate research program, which we are amortizing through December 2016; and
	$0.7 million related to the ISIS-STAT3-2.5Rx program, which we amortized through February 2015.

In June 2014, we earned a $15 million milestone payment when AstraZeneca initiated a Phase 1 study of ISIS-AR-2.5Rx. From inception through February 2015, we have earned $25 million in milestone payments related to the development of ISIS-AR-2.5Rx.

In October 2014, we and AstraZeneca amended our agreement for ISIS-STAT3-2.5Rx. Under the amended terms of the agreement, we received a $7.5 million milestone payment in November 2014 from AstraZeneca for advancing ISIS-STAT3-2.5Rx in patients with advanced cancers.  We recognized into revenue $7.1 million of the $7.5 million milestone payment when we received the payment in November 2014 and we amortized the remaining balance through February 2015. Upon AstraZeneca's initiation of a Phase 2 study, we will earn a $17.5 million milestone payment.

We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development.  In addition, we are eligible to receive royalties up to the low to mid-teens on any product sales of drugs resulting from this collaboration.  If AstraZeneca successfully develops ISIS-STAT3-2.5Rx, ISIS-AR-2.5Rx, and the three drugs under the research program, we could receive milestone payments of more than $858 million, including up to $238 million for the achievement of development milestones and up to $620 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $10 million if we designate a development candidate for a cancer drug under our research program with AstraZeneca.

In August 2013, we added another collaboration program with AstraZeneca to discover and develop an antisense drug against an undisclosed target.  AstraZeneca has the option to license a drug resulting from this research collaboration. If AstraZeneca exercises its option, it will be responsible for all further global development, regulatory and commercialization activities for such drug. We received a $0.8 million upfront payment, which we are amortizing through December 2016.  We are eligible to receive license fees and milestone payments of $163.2 million, including up to $45.3 million for the achievement of research and development milestones and up to $105 million for regulatory milestones.  We will earn the next $3.3 million milestone payment if AstraZeneca selects a development candidate under this collaboration.  In addition, we are eligible to receive royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration program.

Our agreement with AstraZeneca will continue until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

	AstraZeneca may terminate the agreement or any program at any time by providing written notice to us;
	AstraZeneca may terminate the agreement or any program by providing written notice if we undergo a change of control with a third party; and
	Either we or AstraZeneca may terminate the agreement or any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012 we earned revenue of $27.7 million, $29.1 million and $9.3 million, respectively, from our relationship with AstraZeneca, which represented 13 percent, 20 percent and nine percent, respectively, of our total revenue for those periods.

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA.  We are currently conducting a Phase 3 study evaluating ISIS-SMNRx in infants with SMA and a Phase 3 study evaluating ISIS-SMNRx in children with SMA. In addition, we are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA and a Phase 2 open-label, multiple-dose, dose-escalation study in infants with SMA. Patients from both of the Phase 2 studies continue to have access to ISIS-SMNRx through open-label extension dosing.  We are responsible for completing the Phase 2 and Phase 3 trials we are currently conducting. If Biogen Idec exercises its option, it will pay us a license fee and will assume all other global development, regulatory and commercialization responsibilities. Biogen Idec has the option to license ISIS-SMNRx.  Biogen Idec may exercise this option upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA.

We received an upfront payment of $29 million, which we are amortizing through February 2017. We are also eligible to receive a license fee, milestone payments and royalties up to the mid-teens on any product sales of ISIS-SMNRx. In 2014, we and Biogen Idec amended our original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx. As a result, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration by approximately $57 million. Under the terms of the amended agreement, we are eligible to receive up to $327 million in a license fee and payments, including $102.2 million in milestone and other payments associated with the clinical development of ISIS-SMNRx prior to licensing and $150 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. We will earn the next milestone payment of $9 million if we further advance the Phase 3 study in infants with SMA.

In 2014, we earned an $18 million milestone payment when we initiated the Phase 3 study evaluating ISIS-SMNRx in infants with SMA and we earned a $27 million milestone payment when we initiated the Phase 3 study evaluating ISIS-SMNRx in children with SMA. From inception through February 2015, we have earned $71.3 million in payments for advancing ISIS-SMNRx. We are amortizing a portion of those payments as follows:

●	$3.8 million related to the Phase 2 studies in children and infants with SMA, which we amortized through July 2014; and
●	$7.5 million related to an open-label extension study in children with SMA, which we are amortizing through March 2015.

ISIS-DMPK-2.5Rx

In June 2012, we and Biogen Idec entered into a second and separate collaboration agreement to develop and commercialize a novel antisense drug, ISIS-DMPK-2.5Rx, targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. Biogen Idec has the option to license the drug through the completion of the first Phase 2 trial.  If Biogen Idec exercises its option, it will assume all other global development, regulatory and commercialization responsibilities. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017.  Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and milestone payments, including up to $59 million in development milestone payments and $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of the drug. From inception through February 2015, we have earned $24 million in milestone payments associated with the clinical development of ISIS-DMPK-2.5Rx.  We will earn the next milestone payment of $35 million if we initiate a Phase 2 study for ISIS-DMPK-2.5Rx.

Neurology

In December 2012, we and Biogen Idec entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug.  Biogen Idec has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. If Biogen Idec exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and milestone payments per program.  We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs. In February 2015, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study of ISIS-BIIB4Rx, a drug for an undisclosed target designed to treat a neurodegenerative disease. We will earn the next milestone payment of up to $14 million if we initiate a Phase 1 study for ISIS-BIIB4Rx.

Strategic Neurology

In September 2013, we and Biogen Idec entered into a fourth and separate collaboration agreement, which is a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurological diseases.  As part of the collaboration, Biogen Idec gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license drugs resulting from this collaboration. The exclusivity for neurological diseases will last through September 2019, and may be extended for any drug development programs being pursued under the collaboration.  We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept.  If Biogen Idec exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration.  If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. In addition, we are eligible to receive single-digit royalties on any product sales of drugs using non-antisense modalities developed under this collaboration.  Through February 2015, we have earned $25 million in milestone payments related to advancing three different targets under this collaboration. We will earn the next milestone payment of up to $10 million if we choose another target to advance under this collaboration.

Each of our agreements with Biogen Idec will continue until the earlier of the date all of Biogen Idec's options to obtain the exclusive licenses under the applicable agreement expire unexercised or, if Biogen Idec exercises its option, until the expiration of all payment obligations under the applicable agreement. In addition, each agreement, or any program under an agreement, may terminate early under the following situations:

	Biogen Idec may terminate the agreement or any program at any time by providing written notice to us;
	Under specific circumstances, if we are acquired by a third party with a product that directly competes with a compound being developed under the agreement, Biogen Idec may terminate the affected program by providing written notice to us;
	If, within a specified period of time, any required clearance of a transaction contemplated by an agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is not received, then either we or Biogen Idec may terminate the affected program by providing written notice to the other party; and
	Either we or Biogen Idec may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012, we earned revenue of $123.2 million, $37.0 million and $8.5 million, respectively, from our relationship with Biogen Idec, which represented 58 percent, 25 percent and eight percent, respectively, of our total revenue for those periods.

Genzyme Corporation, a Sanofi company

In January 2008, we entered into a strategic alliance with Genzyme focused on the licensing and co-development of KYNAMRO. The license and co-development agreement provides Genzyme with exclusive worldwide rights for all therapeutic purposes to our patents and know-how related to KYNAMRO, including the key product related patents described in the "Patents and Proprietary Rights" section under "ApoB 100 and KYNAMRO" on page 47 of this report, and their foreign equivalents pending or granted in various countries outside the United States, including in the European Union via the European Patent Convention, Japan, Canada, Australia, South Africa and India.  In addition, we agreed that we would not develop or commercialize another oligonucleotide-based compound designed to modulate apo-B by binding to the mRNA, encoding apo-B, throughout the world.

The transaction included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. From inception through February 2015, we have earned $50 million in milestone payments for advancing KYNAMRO in development. We may also receive over $1.5 billion in regulatory and commercialization milestone payments.

Under our alliance, Genzyme is responsible for the continued development and commercialization of KYNAMRO.  Genzyme is marketing KYNAMRO in the United States for patients with HoFH and has also obtained marketing approval in other countries, including Mexico, Argentina, South Korea and Peru, and is pursuing marketing approval in multiple additional markets. As part of the agreement, we contributed the first $125 million in funding for the development costs of KYNAMRO.  In 2011, we satisfied our development funding obligation.  As such, we and Genzyme are sharing development expenses equally until KYNAMRO is profitable.

The license and co-development agreement for KYNAMRO will continue in perpetuity unless we or Genzyme terminate it earlier under the following situations:

	Genzyme may terminate the license and co-development agreement at any time by providing written notice to Isis;
	We may terminate the license and co-development agreement on a country-by-country basis or in its entirety upon Genzyme's uncured failure to use commercially reasonable efforts to develop and commercialize KYNAMRO in the United States, France, Germany, Italy, Spain, the United Kingdom, Japan and Canada; and
	Either we or Genzyme may terminate the license and co-development agreement upon the other party's uncured failure to perform a material obligation under the agreement.

Upon termination of the license and co-development agreement, the license we granted to Genzyme for KYNAMRO will terminate and Genzyme will stop selling the product.  In addition, if Genzyme voluntarily terminates the agreement or we terminate the agreement in a country or countries for Genzyme's failure to develop and commercialize KYNAMRO, then the rights to KYNAMRO will revert back to us and we may develop and commercialize KYNAMRO in the countries that are the subject of the termination, subject to a royalty payable to Genzyme.

If we are the subject of an acquisition, then within 180 days following the acquisition, Genzyme may elect to purchase all of our rights to receive payments under the KYNAMRO license and co-development agreement for a purchase price to be mutually agreed to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.

During 2013 and 2012, we earned revenue of $32.5 million, and $67.6 million, respectively, from our relationship with Genzyme, which represented 22 percent and 66 percent, respectively, of our total revenue for those years.  During 2014, we did not earn any revenue from our relationship with Genzyme.

GSK

In March 2010, we entered into a strategic alliance with GSK using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness.  Our strategic alliance currently includes five drugs in development. GSK has the exclusive option to license drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities for such drug. Under the terms of the agreement, we received a $35 million upfront payment and in May 2011 we received a $3 million payment when we and GSK expanded the collaboration.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  From inception through February 2015, we have received $45 million, primarily in milestone payments, from GSK related to the development of ISIS-TTRRx. We are also eligible to earn an additional $25 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

 In addition to ISIS-TTRRx, we have four drugs in development. We are developing ISIS-HBVRx, an antisense drug designed to reduce the production of viral proteins associated with HBV infection. We are also developing ISIS-GSK4-LRx and ISIS-RHO-2.5Rx, formerly ISIS-GSK5Rx, which are antisense drugs we designed to treat ocular diseases. In addition, we recently advanced a drug to treat an undisclosed target, ISIS-GSK6-LRx, into development.

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and milestone payments of more than $1.2 billion, including up to $146.5 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. We will earn the next $15 million milestone payment if we further advance ISIS-TTRRx.  In addition, we are eligible to receive royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

Our alliance with GSK will continue until the earlier of the date that all of GSK's options to obtain the exclusive licenses under the agreement expire unexercised or, if GSK exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

	GSK may terminate any program, other than the ISIS-TTRRx program, at any time by providing written notice to us;
	GSK may terminate the ISIS-TTRRx program by providing written notice to us after reviewing specific data from the Phase 3 study for the program; and
	Either we or GSK may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012, we earned revenue of $37.3 million, $35.3 million and $8.2 million, respectively, from our relationship with GSK, which represented 17 percent, 24 percent and eight percent, respectively, of our total revenue for those years.

Janssen Biotech, Inc., a pharmaceutical company of Johnson & Johnson

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the GI tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in payments, made up of a $30 million payment we received in December 2014 and a $5 million payment we received in February 2015. We are amortizing these payments through December 2018. We are eligible to receive nearly $800 million in milestone payments and license fees for these programs, including up to $175 million for the achievement of development milestones, up to $420 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the near teens on any product sales of drugs resulting from this collaboration. We will earn the next milestone payment of $5 million if Janssen chooses another target to advance under this collaboration.

Our agreement with Janssen will continue until the earlier of the date that all of Janssen's options to obtain the exclusive licenses under the agreement expire unexercised or, if Janssen exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

●	Janssen may terminate the agreement or any program at any time by providing written notice to us; and
●
Either we or Janssen may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012 we did not earn any revenue from our relationship with Janssen.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington's disease based on our antisense technology. Roche has the option to license the drugs from us through the completion of the first Phase 1 trial.  Prior to option exercise, we are responsible for the discovery and development of an antisense drug targeting HTT protein. If Roche exercises its option, it will be responsible for global development, regulatory and commercialization activities for any drug arising out of the collaboration.  We are also working collaboratively with Roche on the discovery of an antisense drug utilizing Roche's "brain shuttle" program. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013, which we are amortizing through April 2017.  We are eligible to receive up to $362 million in a license fee and milestone payments including up to $67 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestone payments. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed and up to $50 million in commercial milestones if a drug using Roche's proprietary brain shuttle technology is successfully commercialized.  We are also eligible to receive tiered royalties up to the mid-teens on any product sales of drugs resulting from this alliance. We will earn the next milestone payment of $22 million if we initiate a Phase 1 trial for a drug targeting HTT protein.

Our alliance with Roche will continue until the earlier of the date Roche's option to obtain the exclusive license under the agreement expires unexercised or, if Roche exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement may terminate early under the following situations:

	Roche may terminate the agreement at any time by providing written notice to us;
	Either we or Roche may terminate the agreement by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement or if the other party becomes insolvent; and
	Either we or Roche may terminate the brain shuttle program if at least one development candidate is not designated under such program by a mutually agreed deadline.

During 2014 and 2013, we earned revenue of $8.7 million and $5.1 million, respectively from our relationship with Roche.

Satellite Company Collaborations

Through our satellite company collaborations, we expand the reach and potential of RNA-targeting therapeutics into disease areas that are outside of our core focus and advance certain RNA-targeting therapeutic technologies.  We refer to these companies as satellite companies, and this strategy as our satellite company strategy. These relationships provide us with partners who are focused in a particular disease area and who share the common goal of advancing our drugs.  In these partnerships, we typically own equity in the company, often as part of the licensing agreement, and we also retain the potential to earn milestone payments and royalties. For example, we co-founded Regulus, a company focused on developing microRNA-targeted therapeutics in cancer, fibrosis, atherosclerosis and viral infections, such as HCV.  Regulus has developed strategic alliances with high-quality partners such as Sanofi, Biogen Idec and AstraZeneca, from which we have the potential to receive a portion of future milestone payments and/or royalty payments under our agreement with Regulus. In 2014 and 2015, Regulus reported positive results on RG-101, Regulus' first anti-miR drug in clinical development.

The value of our satellite company strategy is evident in the broad pipeline of drugs we and our partners are developing to treat a wide range of diseases.  Using their resources and their expertise, our partners are instrumental in developing antisense drugs that we discovered or co-discovered but fall outside our main areas of focus.  We believe that our satellite company strategy allows us to realize opportunities outside of our therapeutic focus while our committed and knowledgeable satellite company partner incurs the cost of development and assumes the risk.

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

Achaogen, Inc.

In 2006, we exclusively licensed to Achaogen, Inc. specific know-how, patents and patent applications relating to aminoglycosides. In exchange, Achaogen agreed to certain payment obligations related to aminoglycosides Achaogen developed.  Aminoglycosides are a class of small molecule antibiotics that inhibit bacterial protein synthesis and that physicians use to treat serious bacterial infections. Achaogen is developing plazomicin, an aminoglycoside Achaogen discovered based on the technology we licensed to Achaogen.  Plazomicin has displayed broad-spectrum activity in animals against multi-drug resistant gram-negative bacteria that cause systemic infections, including E. coli.  Plazomicin has also demonstrated activity against MRSA.

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  Since early 2009, we have earned $7 million in milestone payments from Achaogen, including a $4 million milestone payment we earned in September 2014 when Achaogen initiated a Phase 3 study of plazomicin in patients with serious multi-drug resistant, gram-negative bacterial infections. If Achaogen successfully develops and commercializes two drugs under our agreement, we will receive payments totaling up to $42.3 million for the achievement of key clinical, regulatory and sales events.  We will earn the next payment of $7.5 million if Achaogen obtains regulatory approval for plazomicin in a major market. We are also eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.

During 2014 we earned $4 million in revenue from our relationship with Achaogen.  During 2013 and 2012, we did not earn any revenue from our relationship with Achaogen.  During 2014, we sold all of the Achaogen stock we owned resulting in net proceeds of $1.3 million.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNAi therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees from Alnylam's partnering programs, as well as future milestone and royalty payments from Alnylam. In August 2012, we expanded the license to include double-stranded RNAi technology for agricultural products.

For each drug Alnylam develops under this alliance, we may receive up to $3.4 million in milestone payments, including up to $1.1 million for the achievement of development milestones and $2.3 million for regulatory milestones. In December 2014, we earned a $0.4 million milestone payment from Alnylam for the initiation of a Phase 1 study. We will earn the next milestone payment of $0.4 million if Alnylam initiates a Phase 1 study for a drug in Alnylam's pipeline. We also have the potential to earn a portion of payments that Alnylam receives from licenses of our technology it grants to its partners plus royalties. Through February 2015, we have earned a total of $50.8 million from Alnylam resulting from licenses of our technology Alnylam has granted to its partners, including $9.5 million we earned in 2014. We retained rights to a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, or ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam's technology, we will pay Alnylam up to $3.4 million in milestone payments for specified development and regulatory events plus royalties. To date, we do not have an RNAi based drug in clinical development. Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-targeting drug discovery.

In January 2015, we and Alnylam entered into a new alliance in which we formed an intellectual property cross-license with reciprocal economic terms on four therapeutic targets. Under the terms of the agreement, we and Alnylam each obtained exclusive license rights to two therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA-targeting mechanism and target-specific intellectual property for oligonucleotide therapeutics against two targets, Factor XI and Apo(a). In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA-targeting mechanism and target-specific intellectual property for oligonucleotide therapeutics against two targets, antithrombin and aminolevulinic acid synthase-1. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

During 2014, 2013 and 2012, we earned revenue from our relationship with Alnylam totaling $9.9 million, $1.5 million and $2.7 million, respectively.

Antisense Therapeutics Limited

In December 2001, we licensed ATL1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange.  ATL is developing ATL1102 for the treatment of multiple sclerosis.  In addition, ATL is currently developing ATL1103 for growth and sight disorders.  We are eligible to receive royalties on sales of ATL1102 and ATL1103.  We may also receive a portion of the fees ATL receives if it licenses ATL1102 or ATL1103.  At December 31, 2014 and 2013, we owned less than 10 percent of ATL's equity.  During 2014, 2013 and 2012, we did not earn any revenue from our relationship with ATL.

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

Under the agreement, we could receive milestone payments totaling up to $1.4 million for the achievement of regulatory milestones for multiple indications.  We will earn the next milestone payment of $0.6 million if Atlantic Pharmaceuticals submits an NDA for alicaforsen with the FDA. In 2010, Atlantic Pharmaceuticals began supplying alicaforsen under international named patient supply regulations for patients with IBD for which we receive royalties.

In 2010 and 2013, we agreed to sell Atlantic Pharmaceuticals alicaforsen drug substance in return for shares of Atlantic Pharmaceuticals' common stock.  Additionally, in 2013 we agreed to receive equity for the royalties that we will earn from Atlantic Pharmaceuticals.  We recorded a full valuation allowance for all of the equity we received from Atlantic Pharmaceuticals, including the upfront payment, because realization of value from the equity is uncertain.  At December 31, 2014 and 2013, we owned approximately 12 percent of Atlantic Pharmaceuticals' equity.  We earned $0.7 million related to royalties and sales of drug substance in 2013. Because the payments were made in equity, we did not record any revenue.  During 2014 and 2012, our revenue was negligible from our relationship with Atlantic Pharmaceuticals.

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

In December 2011, Pfizer Inc. acquired Excaliard.  To date, we have received $6.5 million in contingent payments from Pfizer and we are eligible to receive up to an additional $8.4 million in contingent payments upon achievement of various milestones associated with the clinical and commercial progress of EXC 001. In addition, if Pfizer Inc. successfully develops and commercializes EXC 001, we may receive milestone payments totaling up to $47.7 million for the achievement of key development and regulatory milestones, including up to $7.7 million for the achievement of development milestones and up to $40 million for the achievement of regulatory milestones. We will earn the next milestone payment of $1.5 million upon initiation of a Phase 3 study for EXC 001. We are also eligible to receive royalties on any product sales of EXC 001.

At December 31, 2014, we owned no equity in Excaliard. During 2013 and 2012, we received $0.8 million  and $1.3 million, respectively, from Pfizer Inc. in payments related to the acquisition of Excaliard and for advancing of EXC 001, which we recorded as investment gains.  We did not earn any revenue during 2014, 2013 and 2012 from our relationship with Excaliard.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

Custirsen, formerly OGX-011

 In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize custirsen, an anti-cancer antisense drug that targets clusterin.  In July 2008, we and OncoGenex amended the co-development agreement pursuant to which OncoGenex became solely responsible for the costs, development and commercialization of custirsen.  In exchange, OncoGenex agreed to pay us royalties on sales of custirsen and to share consideration it receives from licensing custirsen to a third party, except for consideration OncoGenex receives for the fair market value of equity and reimbursement of research and development expenses.

Under the amended agreement, we assigned to OncoGenex our rights in the patents claiming the composition and therapeutic methods of using custirsen and granted OncoGenex a worldwide, nonexclusive license to our know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen.  The key product-related patent that we assigned to OncoGenex was U.S. Patent number 6,900,187 having an expiration date of at least 2020; and the core antisense technology patents we licensed to OncoGenex are U.S. Patent number 7,919,472 having an expiration date of 2026, its foreign equivalents granted in Australia and Canada, and its foreign equivalent pending under the European Patent Convention.  In addition, we agreed that so long as OncoGenex or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, we will not research, develop or commercialize an antisense compound designed to modulate clusterin.  The amended agreement will continue until OncoGenex or its commercialization partner is no longer developing or commercializing custirsen or until we terminate the agreement for OncoGenex's uncured failure to make a payment required under the agreement.

In December 2009, OncoGenex granted Teva the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, with OncoGenex having an option to co-promote custirsen in the United States and Canada, for which we received $10 million of the upfront payment OncoGenex received from Teva.  OncoGenex recently announced that it executed an initial agreement with Teva to regain rights to custirsen.

OGX-225

In August 2003, we and OncoGenex entered into a second and separate agreement for the development of an antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $0.8 million of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us milestone payments totaling up to $3.5 million for the achievement of development and regulatory milestones, including up to $1.5 million for the achievement of development milestones and up to $2 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of OGX-225. As of December 31, 2014, OncoGenex had not achieved any milestone events related to OGX-225. We will earn the next milestone payment of $0.5 million if OncoGenex initiates a Phase 2 study for OGX-225.

Apatorsen, formerly OGX-427

In January 2005, we entered into a third and separate agreement with OncoGenex to allow for the development of an additional antisense anti-cancer drug, apatorsen. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations.  OncoGenex will pay us milestone payments totaling up to $5.8 million for the achievement of key development and regulatory milestones, including up to $1.3 million for the achievement of development milestones and up to $4.5 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of the drug.  We will earn the next milestone payment of $1.3 million if OncoGenex initiates a Phase 3 study for apatorsen.

During 2014, 2013 and 2012, we did not earn any revenue from our relationship with OncoGenex.

Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam's technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics.  In addition, Regulus has assembled a strong leadership team with corporate management, business and scientific expertise, a board of directors that includes industry leaders in drug discovery and development, and a scientific advisory board that consists of world-class scientists including some of the foremost authorities in the field of microRNA research.  We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either by itself or with a partner.

Regulus is addressing therapeutic opportunities that arise from alterations in microRNA expression. Since microRNAs may act as master regulators of the genome, affecting the expression of multiple genes in a disease pathway, microRNA therapeutics define a new platform for drug discovery and development and microRNAs may also prove to be an attractive new biomarker tool for characterizing diseases.  Regulus focuses its drug discovery and development efforts in numerous therapeutic areas, including cancer, fibrosis, atherosclerosis and viral infections, such as HCV, and currently has two drugs in development.  Regulus is developing RG-101, an anti-miR that targets microRNA-122, for the treatment of HCV infection. Regulus is also developing RG-012, an anti-miR that targets microRNA-21, for the treatment of Alport Syndrome. We are eligible to receive royalties on any future product sales of both of these drugs.

Regulus has strategic partnerships with Sanofi, Biogen Idec and AstraZeneca. We benefit from Regulus' strategic partnerships because we have the potential to receive a portion of upfront payments, future milestone payments, and/or royalty payments. For example, under Regulus' strategic partnership with Sanofi, and as a result of our agreement with Regulus, we received 7.5 percent, or $1.9 million, of the $25 million upfront payment.

During 2014, 2013 and 2012, we did not earn any revenue from our relationship with Regulus. During 2014, we sold a portion of our Regulus stock, resulting in a $19.9 million gain and proceeds of $22.9 million. As of December 31, 2014, we remain a significant shareholder with approximately 5.5 million shares, approximately 11 percent of Regulus' equity, with a net carrying value of $81.9 million.

External Project Funding

We are pursuing discovery and development projects that provide us with new therapeutic applications for antisense drugs. These programs represent opportunities for us and our technology.  In some cases, we have funded these studies through support from our partners or disease advocacy groups and foundations. For example, we received external funding support for our ALS and Huntington's disease programs.

CHDI Foundation, Inc.

 Starting in November 2007, CHDI provided financial and scientific support to our Huntington's disease drug discovery program through our development collaboration.  In April 2013, we formed an alliance with Roche to develop treatments for Huntington's disease. Under the terms of our agreement with CHDI, we will reimburse CHDI for a portion of its support of our Huntington's disease program out of the payments we receive from Roche. In 2013, we made two payments to CHDI totaling $3 million associated with the progression of our Huntington's disease program, which we recorded as research and development expense.  If we achieve pre-specified milestones under our collaboration with Roche, we will make additional payments to CHDI.  During 2013 and 2012, we earned revenue of $0.4 million and $2.0 million, respectively, from our relationship with CHDI.  During 2014, we did not earn any revenue from our relationship with CHDI.

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

Intellectual Property Sale and Licensing Agreements

We have a broad patent portfolio covering our products and technologies. We believe our patent estate represents the largest and most valuable nucleic acid therapeutics-oriented patent estate in the pharmaceutical industry. While the principal purpose of our intellectual property portfolio is to protect our products and those of our pharmaceutical and satellite company partners described above, our intellectual property is a strategic asset that we are exploiting to generate near-term revenues and that we expect will also provide us with revenue in the future. We have an active intellectual property sales and licensing program in which we sell or license aspects of our intellectual property to companies. Through this program, we also license our non-antisense patents. To date, we have generated nearly $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Sales of Intellectual Property

Abbott Molecular Inc.

In January 2009, we sold our former subsidiary, Ibis Biosciences, to Abbott Molecular Inc., or AMI, pursuant to a stock purchase agreement for a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, we are eligible to receive earn out payments from AMI equal to a percentage of Ibis' revenue related to sales of Ibis systems, which AMI launched in 2014 as IRIDICA, including instruments, assay kits and successor products. Once cumulative net sales reach $140 million, and through December 31, 2025, we are eligible to earn out payments in any year that net sales exceed $50 million for the applicable year. The earn out payments will equal five percent of Ibis' cumulative net sales over $140 million and up to $2.1 billion, and three percent of Ibis' cumulative net sales over $2.1 billion. AMI may reduce these earn out payments from five percent to as low as 2.5 percent and from three percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  During 2014, 2013 and 2012, we did not earn any revenue from our relationship with AMI.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera's antisense chemistry and delivery technology related to our second generation antisense drugs and to double-stranded siRNA therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense its technologies to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of RNase H patents.

University of Massachusetts

We have a license agreement with the University of Massachusetts under which we acquired an exclusive license to the University of Massachusetts' patent rights related to ISIS-SMNRx. If we successfully develop and commercialize a drug incorporating the technology we licensed from the University of Massachusetts, we will pay a milestone payment to the University of Massachusetts of $0.3 million for the achievement of a key regulatory milestone.  In addition, we will pay the University of Massachusetts a portion of any sublicense revenue we receive in consideration for sublicensing its technology, and a royalty on sales of ISIS-SMNRx in the United States if our product incorporates the technology we licensed from the University of Massachusetts.

Verva Pharmaceuticals Ltd.

We have a license agreement with Verva under which we acquired an exclusive license to Verva's antisense patent rights related to ISIS-FGFR4Rx.  If we successfully develop and commercialize a drug incorporating the technology Verva licensed to us, we will pay milestone payments to Verva totaling up to $6.1 million for the achievement of key patent, clinical, and regulatory milestones.  If we convert our license from an exclusive license to a nonexclusive license we could significantly reduce the milestone payments due to Verva.  In addition, we will also pay royalties to Verva on sales of ISIS-FGFR4Rx if our product incorporates the technology we licensed from Verva.

Cold Spring Harbor Laboratory

We have a collaboration and license agreement with the Cold Spring Harbor Laboratory under which we acquired an exclusive license to the Cold Spring Harbor Laboratory's patent rights related to ISIS-SMNRx. If we successfully develop and commercialize a drug incorporating the technology we licensed from the Cold Spring Harbor Laboratory, we will pay a milestone payment of $0.5 million to the Cold Spring Harbor Laboratory for the achievement of a key regulatory milestone.  In addition, we will pay the Cold Spring Harbor Laboratory a portion of any sublicense revenue and post licensing milestone payments up to $11.3 million we receive in consideration for sublicensing the Cold Spring Harbor Laboratory's technology and a royalty on sales of ISIS-SMNRx if our product incorporates the technology we licensed from the Cold Spring Harbor Laboratory.

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

Due to the growing numbers of our antisense drug development partners and the clinical successes of our antisense drugs, including KYNAMRO, in 2009 we increased our manufacturing capacity by upgrading and optimizing the efficiency of our manufacturing facility.  Our drug substance manufacturing facility is located in a  28,700 square foot building in Carlsbad, California. We lease this building under a lease that has an initial term ending on December 31, 2031 with an option to extend the lease for up to four additional five-year periods.  In addition, we have a 25,800 square foot building that houses support functions for our manufacturing activities.  We lease this facility under a lease that has an initial term ending in June 2021 with an option to extend the lease for up to  two additional five-year periods. Our manufacturing facility is subject to periodic inspections by the FDA to ensure that it is operating in compliance with current Good Manufacturing Practices, or cGMP, requirements.

As part of our collaborations we may agree to manufacture clinical trial materials and/or commercial supply for our partners. For example, in the past we have manufactured clinical supply materials for ATL, Atlantic Pharmaceuticals, AstraZeneca, Biogen Idec, Bristol-Myers Squibb, Eli Lilly and Company, Genzyme, iCo, OncoGenex and Ortho-McNeil-Janssen Pharmaceuticals, Inc.

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

In January 2013, the FDA approved the marketing application for KYNAMRO for patients with HoFH.  We provided the drug substance necessary for the initial launch of KYNAMRO and Genzyme is responsible for the long-term supply of KYNAMRO drug substance. Genzyme manufactures the finished drug product for KYNAMRO and is offering KYNAMRO in the United States and other specific countries in pre-filled syringes. Genzyme is producing the pre-filled syringes using one of its own manufacturing facilities.

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain patent protection for our products in the United States and other countries. As of February 10, 2015, we owned or exclusively licensed more than 1,300 issued patents worldwide. We focus our resources on patents and new patent applications that drive value for our company.

We own or control patents that provide exclusivity for products in our pipeline and patents that provide exclusivity for our core technology in the field of antisense more generally. Our core technology patents include claims to chemically-modified nucleosides and oligonucleotides as well as antisense drug designs utilizing these chemically-modified nucleosides. These core claims are each independent of specific therapeutic target, nucleic acid sequence, or clinical indication. We also own a large number of patents claiming specific antisense compounds having nucleic acid sequences complementary to therapeutic target nucleic acids, independent of the particular chemical modifications incorporated into the antisense compound. Most importantly, we seek and obtain issued patent claims to specifically protect each of our drugs.  For example, we file and seek to obtain claims covering each drug's nucleic acid sequence and precise drug design.  In sum, we maintain our competitive advantage in the field of antisense technology by protecting our core platform technology, which applies to most of our drugs, and by creating multiple layers of patent protection for each of our specific drugs in development.

Type of Patent Claim	Breadth	Description
Broadly Applicable
Chemically Modified Nucleosides and Oligonucleotides Antisense Drug Design Motifs Therapeutic Methods Antisense Sequence Drug Composition		Target and sequence independent Sequence independent Chemistry independent Specific claim to drug candidates
Specific

Chemically Modified Nucleosides and Oligonucleotides

The most broadly-applicable of our patents are those that claim modified nucleosides and oligonucleotides comprising the modified nucleosides that we incorporate into our antisense drugs to increase their therapeutic efficacy. Nucleosides and chemically-modified nucleosides are the basic building blocks of our antisense drugs, therefore claims that cover any oligonucleotide incorporating one of our proprietary modified nucleosides can apply to a wide array of antisense mechanisms of action as well as several therapeutic targets. Of particular note are our patents covering our proprietary 2'-O-(2-methoxy) ethyl modified nucleosides, incorporated into nearly all of our development compounds, as well as our generation 2.5 compounds, the constrained-ethyl nucleosides, or cEt, nucleosides. In June 2011, Santaris Pharma A/S opposed our granted patent in Europe drawn to cEt containing nucleotides and oligonucleotides and we intend to vigorously defend our patent in these proceedings. Further information about litigation with Santaris can be found in Item 3, Legal Proceedings.

The following are some of our patents in this category:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims

United States	7,101,993	OLIGONUCLEOTIDES CONTAINING 2'O-MODIFIED PURINES	2023	Covers certain MOE nucleosides and oligonucleotides containing said nucleotides.
United States	7,399,845	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
United States	7,741,457	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
United States	8,022,193	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.
United States	7,569,686	COMPOUNDS AND METHODS FOR SYNTHESIS OF BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers methods of synthesizing our cEt nucleosides.
Europe	EP1984381	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers our cEt nucleosides and oligonucleotides containing these nucleoside analogs.

Antisense Drug Design Motifs

MOE Gapmers

Other Isis patents claim oligonucleotides comprising specific antisense drug design motifs, or patterns of nucleoside modifications at specified positions in the oligonucleotide. Patent claims covering our antisense drug design motifs are independent of nucleic acid sequence, so they cover oligonucleotides having the recited motif, regardless of cellular target or clinical indication. The claimed motifs generally confer properties that optimize oligonucleotides for a particular antisense mechanism of action, such as ribonuclease H, or RNase H, RNAi, or splicing. We have designed oligonucleotides incorporating motifs, which we refer to as chimeric compounds or gapmers to exploit the RNase H mechanism to achieve target RNA reduction. Almost all of our drugs, including KYNAMRO, contain this gapmer antisense drug design motif. In fact, we own a U.S. patent that covers each of our second generation gapmer antisense drugs until March of 2023. We also have issued patents covering other gapmer drug designs, and methods of lowering a target RNA in an animal with these gapmer compositions. The following patent is one example of our patents in this category.

Jurisdiction	Patent/ Application No.	Title	Expiration	Description of Claims
United States	7,015,315	GAPPED OLIGONUCLEOTIDES	2023	Covers 2'-O-alkyl-O-alkyl gapmer oligonucleotides.

Bicyclic Nucleoside Gapmer Oligonucleotides

In addition, we have pursued patent claims to antisense drug design motifs incorporating bicyclic nucleoside analogs, which include locked nucleic acids, or LNAs. In Europe, we have granted claims drawn to short gapmer oligonucleotides with bicyclic nucleosides, which include locked nucleic acids, in the wings for the treatment of cardiovascular or metabolic disorders. We have also successfully obtained issued patent claims covering gapmer antisense drug design motifs that incorporate our cEt modified nucleosides. Santaris has opposed this granted patent and we intend to vigorously defend our patent in these proceedings. The following patents are some examples of our issued patents and allowed patent applications in this category:

Jurisdiction	Patent/ Application No.	Title	Expiration	Description of Claims
Europe	EP2021472	COMPOUNDS AND METHODS FOR MODULATING GENE EXPRESSION	2027
Short gapmer oligonucleotides, 10 to 14 nucleotides in length, with bicyclic nucleosides, which includes cEt locked nucleic acids, in the wings for the treatment of cardiovascular or metabolic disorders

United States	7,750,131	6-MODIFIED BICYCLIC NUCLEIC ACID ANALOGS	2027	Covers cEt containing gapmer compounds
Europe	EP2092065	ANTISENSE COMPOUNDS	2027	Gapmer compounds having wings comprised of 2'-MOE and bicyclic nucleosides

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

ApoB 100 and KYNAMRO

In 2008, we obtained patent claims in the United States drawn to the use of both single-stranded and double-stranded antisense drugs complementary to any site of the mRNA of human apoB, regardless of chemistry or antisense mechanism of action. The patent provides broad protection of the Isis-Genzyme apoB franchise, including KYNAMRO and potential future follow-on compounds. Similar claims granted in Australia and Japan in 2009 and 2010, respectively. We and Genzyme obtained issued claims to the specific antisense sequence and chemical composition of KYNAMRO in the United States, Australia, South Africa, India, Japan and the European Union. The issued U.S. claims should protect KYNAMRO from generic competition in the United States until at least 2025. We are also pursuing additional patent applications designed to protect KYNAMRO in these and other jurisdictions including Canada. The table below lists the key issued patent claims designed to protect KYNAMRO in the applicable jurisdiction:

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

United States	7,511,131	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2025	Antisense sequence and composition of matter of KYNAMRO
Europe	EP1569695	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
Europe	EP2336318	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
India	219847	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
Australia	2003294281	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
South Africa	2005/03690	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO
Japan	4986109	ANTISENSE MODULATION OF APOLIPOPROTEIN B EXPRESSION	2023	Antisense sequence and composition of matter of KYNAMRO

Apolipoprotein C-III and ISIS-APOCIIIRx

We have obtained patent claims in the United States drawn to the use of antisense compounds complementary to a broad active region of human Apo C-III including the site targeted by ISIS-APOCIIIRx. Similar claims complementary to any site on human Apo C-III have granted in Australia. We obtained issued patent claims to the specific antisense sequence and chemical composition of ISIS-APOCIIIRx in the United States, Australia, and Europe. The issued U.S. claims should protect ISIS-APOCIIIRx from generic competition in the United States until at least 2023. In addition, we will seek additional patent term extension to recapture a portion of the term lost during FDA regulatory review, extending the term of this patent beyond 2023. We are also pursuing additional patent applications designed to protect the ISIS-APOCIIIRx composition in Canada and additional methods of use in jurisdictions worldwide. The table below lists the key U.S, European and Australian issued patents:

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

United States	7,750,141	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023	Antisense sequence and chemistry of ISIS-APOCIIIRx
Europe	EP1622597	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023	Antisense sequence and chemistry of ISIS-APOCIIIRx
Australia	2004231550	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023
Compounds 12-50 nucleobases in length specifically hybridizable with SEQ ID 4 (apoCIII), the antisense sequence and chemistry of ISIS-APOCIIIRx and methods of their use in treating hyperlipidemia, lowering cholesterol levels and lowering triglyceride levels

Survival Motor Neuron and ISIS-SMNRx

ISIS-SMNRx is protected by a suite of patents in the United States and in Europe from generic competition in the United States until at least 2030 and in Europe until 2026. These issued patents include: (i) the Bennett patent related to methods of altering mRNA processing (i.e., splicing) with a fully-modified 2'MOE oligonucleotide, (ii) a patent licensed from the University of Massachusetts drawn to antisense compounds having the sequence of ISIS-SMNRx, independent of chemical modification and uses of such compounds for treating SMA, and (iii) a joint patent with Cold Spring Harbor Laboratory claiming fully-modified 2'MOE compositions targeting SMN2, including the precise composition of matter of ISIS-SMNRx. Those patents should protect ISIS-SMNRx from generic and antisense innovator competition in the United States until at least 2030 without patent term extension. The table below lists the key U.S. and European issued patents protecting ISIS-SMNRx:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	6,210,892	ALTERATION OF CELLULAR BEHAVIOR BY MODULATION OF MRNA PROCESSING	2018	Broad claims of altering mRNA processing with a fully-modified 2'MOE oligonucleotide.
United States	8,361,977	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING	2030	Sequence and chemistry (full 2'-MOE) of ISIS-SMNRx
Europe	1910395	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING	2026	Sequence and chemistry (full 2'-MOE) of ISIS-SMNRx
United States	7,838,657	SPINAL MUSCULAR ATROPHY (SMA) TREATMENT VIA TARGETING OF SMN2 SPLICE SITE INHIBITORY SEQUENCES	2027	Oligonucleotides having sequence of ISIS-SMNRx (chemistry independent)
United States	8,110,560	SPINAL MUSCULAR ATROPHY (SMA) TREATMENT VIA TARGETING OF SMN2 SPLICE SITE INHIBITORY SEQUENCES	2025	Methods of using antisense oligonucleotides having sequence of SMNRx to alter splicing of SMN2 and/or to treat SMA

Transthyretin and ISIS-TTRRx

We obtained issued claims covering ISIS-TTRRx in the United States. The issued U.S. claims should protect ISIS-TTRRx from generic competition in the United States until at least 2025. We are also pursuing additional patent applications designed to protect ISIS-TTRRx in the United States and other foreign jurisdictions, including Europe and Japan. The table below lists the current issued U.S. patents protecting ISIS-TTRRx:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	8,101,743	MODULATION OF TRANSTHYRETIN EXPRESSION	2025	Antisense sequence and chemistry of ISIS-TTRRx
United States	8,697,860	DIAGNOSIS AND TREATMENT OF DISEASE	2031	Composition of ISIS-TTRRx

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

Custirsen

Issued patent claims have been obtained from an application jointly filed by Isis and OncoGenex to protect the specific chemical composition of custirsen in the United States. The issued U.S. claims should protect custirsen from generic competition in the United States until at least 2021. The table below lists the U.S. issued patent:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	6,900,187	TRPM-2 ANTISENSE THERAPY USING AN OLIOGNUCLEOTIDE HAVING 2'-O-(2-METHOXY)ETHYL MODIFICATIONS	2021	Antisense sequence and composition of custirsen

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

Our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes. These laws may impact, among other things, our commercialization partners' proposed sales, marketing and education programs.

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company's reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.

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

KYNAMRO

In January 2013, the FDA approved the marketing application for KYNAMRO in the United States for patients with HoFH. Genzyme has also obtained marketing approval in other countries, including Mexico, Argentina, South Korea and Peru, and is pursuing marketing approval for KYNAMRO in other countries. Apheresis and maximally tolerated lipid-lowering therapies, including statins, have been the standard of care for homozygous FH patients. Apheresis is a two to four hour process administered two to four times a month that mechanically separates LDL-C from the blood. Because apheresis is an invasive, time-consuming procedure conducted only in specialty centers, it can be difficult for patients to receive this treatment.

We believe that of the drugs that are in development or on the market, KYNAMRO's closest competitor is lomitapide. Lomitapide is a small molecule drug that Aegerion Pharmaceuticals developed and is commercializing to limit secretion of cholesterol and triglycerides from the intestines and the liver. The FDA and EMA have approved lomitapide as an oral, once-a-day treatment for patients with HoFH. The FDA approval for lomitapide is supported by a Phase 3 study in 29 patients with HoFH. Aegerion states that the most common adverse reactions in the Phase 3 study were gastrointestinal, reported by 27 of 29 patients, or 93%. In earlier studies evaluating lomitapide, patients discontinued use of lomitapide at a high rate due to gastrointestinal adverse events, such as diarrhea, nausea and vomiting. In addition, some patients experienced elevations in liver enzymes and increased mean levels of fat in the liver, or hepatic fat, both of which Aegerion states it observed in its Phase 3 clinical trial of lomitapide. Like KYNAMRO, lomitapide is available only through a REMS program that restricts the access of lomitapide to only patients with a clinical or laboratory diagnosis consistent with HoFH and both the KYNAMRO and lomitapide labels contain a Boxed Warning citing the risk of liver toxicity.

In our clinical experience with KYNAMRO, we have seen substantial reductions in LDL-C and reductions in other atherogenic lipids linked to cardiovascular disease. In our Phase 3 studies that evaluated KYNAMRO in more than 250 patients, the most common adverse events patients observed were injection site reactions and flu-like symptoms. We also observed elevations in liver transaminases and moderate median increases in liver fat that appeared to be associated with greater reductions in apoB. Patients administer KYNAMRO by injection once weekly at home with a prefilled syringe while patients take lomitapide orally once daily. To avoid gastrointestinal events, patients on lomitapide are required to maintain a low fat diet of less than 20% fat and patients are gradually titrated to a maximally tolerated dose. In the lomitapide label, concurrent use of lomitapide and common medications for HoFH patients who have cardiovascular disease, including simvastatin and warfarin, need to be closely monitored due to drug-drug interactions with potentially harmful outcomes. KYNAMRO has no restrictions with these medications or diet restrictions, which may be advantageous for HoFH patients who are on a broad range of therapies due to the severity of their disease. KYNAMRO sales could be affected if KYNAMRO's product profile is not advantageous when compared to an oral drug, as some patients may prefer the oral drug over KYNAMRO. Factors affecting a product's profile may include, efficacy, side effects, pricing and reimbursement.

Aegerion has stated that it is charging in excess of $300,000 for lomitapide per patient per year, which is higher than KYNAMRO. Our partner, Genzyme, a Sanofi Company, has extensive experience in bringing medicines to patients with severe and rare diseases. In the United States, Genzyme intends to capitalize on its existing sales and marketing infrastructure within specialized medical communities. In addition, with an existing global commercial infrastructure in the cardiovascular community, we believe that Sanofi and its global presence will aid in the expansion of KYNAMRO into markets throughout the world.

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

We believe that of the drugs that are in development or on the market, ISIS-TTRRx's closest competitor is patisiran, an intravenously administered RNAi molecule being developed by Alnylam. Patisiran is also designed to inhibit the production of TTR protein by reducing TTR mRNA. As such, patisiran and ISIS-TTRRx are designed to employ similar mechanisms of action to reduce the disease-causing TTR protein accumulation. In early clinical studies, both drugs produced similar TTR mRNA reduction in treated subjects. In November 2013, Alnylam started APOLLO, a Phase 3 program in patients with FAP. We believe that because we initiated the Phase 3 study for ISIS-TTRRx approximately ten months earlier than the APOLLO study, ISIS-TTRRx will be the first RNA-targeted drug on the market. If Alnylam's drug candidate is successful in clinical studies and receives marketing approval, it could compete with ISIS-TTRRx. Tafamadis, an oral drug approved and launched in Europe, Japan and Argentina and approved in Mexico under the brand name Vyndaqel, is another competitor to ISIS-TTRRx. In May 2012, the FDA rejected tafamadis for use in the United States stating that the Phase 3 study data did not show that tafamadis is effective in directly slowing the progression of FAP. We believe that based on the mechanism of our drug and our preclinical data, that ISIS-TTRRx could have a significantly better therapeutic profile than tafamadis and other drugs that are earlier in development. Another oral drug, diflunisal, has been shown to stabilize the TTR tetramer structure and could also offer benefit to patients with TTR amyloidosis. Diflunisal is an oral generic drug that is available in the United States and Europe for use as a non-steroidal anti-inflammatory drug. Diflunisal was tested in a Phase 3 study in patients with FAP. In this study more than half of the patients discontinued treatment and although a clinically meaningful change in disease progression was measured, all patients continued to progress in their disease. If diflunisal is successful in receiving marketing approval for TTR amyloidosis, or if prescribed to TTR patients, it could compete with ISIS-TTRRx.

ISIS-APOCIIIRx

We have completed a broad Phase 2 program on our novel triglyceride-lowering drug, ISIS-APOCIIIRx, and we initiated a Phase 3 program on this drug in the third quarter of 2014. Based on our Phase 2 data, we believe that ISIS-APOCIIIRx will work equally well as a single agent or in combination with other triglyceride-lowering drugs on the market. As such, we do not intend to displace any existing therapy with ISIS-APOCIIIRx.

We believe that of the drugs that are in development or on the market, ISIS-APOCIIIRx's closest competitor is the gene therapy treatment Glybera, which is only marketed in Europe. As of December 31, 2014, Glybera had not been approved by the FDA. Glybera was approved by the European Commission in October 2012 as a treatment for adult patients diagnosed with familial lipoprotein lipase deficiency, or LPLD, confirmed by genetic testing, and suffering from severe or multiple pancreatitis attacks despite dietary fat restrictions. Glybera is being marketed by Chiesi, a partner of UniQure. The European Commission approval was supported by three interventional clinical studies in 27 patients with LPLD. Glybera was well tolerated in these studies, with no relevant safety issues observed. Results of these studies indicated that a single dose administration of Glybera resulted in long-term biological activity of the LPL protein. Chiesi announced that they are seeking a retail price of EUR 53,000 ($65,625) per vial, or about EUR 1.1 million ($1.4 million) per year for Glybera for a patient weighing 62.5kg. This makes Glybera the most expensive rare disease drug in the world. If approved in Europe, ISIS-APOCIIIRx could compete with Glybera in the European Union and if Glybera is successful in obtaining marketing approval in the United States, it could compete with ISIS-APOCIIIRx in the United States. Another potential competitor to ISIS-APOCIIIRx is pradigastat, a drug in Phase 3 development in patients with FCS. If pradigastat is successful in clinical studies and receives marketing approval this oral drug could compete with ISIS-APOCIIIRx. Data from a Phase 2 study of pradigastat showed effective lowering of triglycerides in patients, but the high incidence of gastrointestinal side effects observed could limit the drugs' tolerability. Another potential oral drug competitor is CAT-2003, which is in Phase 2 development to treat patients with FCS, or extremely high triglycerides. Based on the mechanism of action of CAT-2003, we believe CAT-2003 is likely to have an effect only in a small subset of FCS patients.

ISIS-SMNRx

In 2014, we initiated two Phase 3 programs on ISIS-SMNRx in infants and in children with SMA. SMA is a rare genetic disease for which there is no approved therapy on the market. Patients with SMA are treated with palliative care that focuses on helping to maintain respiratory health. We plan to develop ISIS-SMNRx to treat all forms of SMA. We believe that of the drugs that are in development, ISIS-SMNRx's closest competitor is RG7800. RG7800 is a small molecule gene splicing modifier that PTC Therapeutics is co-developing with Roche and the SMA Foundation. In November 2014, PTC Therapeutics announced that it initiated a Phase 1b/2a study of RG7800 in adults and pediatric patients with SMA. Another oral drug, olesoxime, has shown beneficial effect on the maintenance of motor function in SMA patients. Roche announced in January 2015 that it plans to acquire Trophos, the company developing olesoxime, which could allow Roche to utilize a single marketing and commercial salesforce for both RG7800 and olesoxime, should both drugs reach the market. Trophos reported that SMA patients treated with olesoxime had less severe loss of motor function compared to patients treated with placebo. AveXis is developing ChariSMA, a gene therapy in Phase 1 development to treat infants with SMA. The first patient was dosed in December 2014. Because chariSMA is the first gene therapy trial for the treatment of patients with SMA and it has just initiated clinical trials, the therapeutic potential of this treatment is difficult to assess. To compete with ISIS-SMNRx these therapeutic programs would need to advance into Phase 3 studies, eventually achieve marketing approval, and show a better product profile than ISIS-SMNRx. If these programs progress through clinical studies and the resulting drugs receive marketing approval, these drugs could compete with ISIS-SMNRx as a treatment for patients with SMA.

Employees

As of February 17, 2015, we employed 390 people. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Collective bargaining agreements do not cover any of our employees, and management considers relations with our employees to be good.

Executive Officers of Isis

The following sets forth certain information regarding our executive officers as of February 17, 2015:

Name	Age	Position
Stanley T. Crooke, M.D., Ph.D.	69	Chairman, Chief Executive Officer and President
B. Lynne Parshall, J.D.	60	Director, Chief Operating Officer and Secretary
C. Frank Bennett, Ph.D.	58	Senior Vice President, Antisense Research
Sarah Boyce	43	Chief Business Officer
Richard S. Geary, Ph.D.	57	Senior Vice President, Development
Elizabeth L. Hougen	53	Senior Vice President, Finance and Chief Financial Officer
Brett P. Monia, Ph.D.	53	Senior Vice President, Drug Discovery and Corporate Development
Patrick R. O'Neil, Esq.	41	Senior Vice President, Legal and General Counsel

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

B. LYNNE PARSHALL, J.D.

Director, Chief Operating Officer

Ms. Parshall has served as a Director of Isis since September 2000. She has been our Chief Operating Officer since December 2007 and previously served as our Chief Financial Officer from June 1994 to December 2012. She also served as our Corporate Secretary through 2014 and has served in various executive roles since November 1991. Prior to joining Isis, Ms. Parshall practiced law at Cooley LLP, outside counsel to Isis, where she was a partner from 1986 to 1991. Ms. Parshall is a member of the American, California and San Diego bar associations.

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

SARAH BOYCE

Chief Business Officer

Ms. Boyce joined Isis in January 2015 as our Chief Business Officer. Prior to joining Isis, Ms. Boyce was Vice President, Head of International Business Strategy and Operations at Forest Laboratories, Inc. from 2012 to 2014. She was Vice President, Global Head Nephrology Therapeutics Area of Alexion Pharmaceuticals from 2010 to 2011. She held various positions at Novartis Group AG, including Vice President, Global Program Head, Pediatric and Specialty from 2000 to 2010. Prior to that, Ms. Boyce held positions at Bayer Pharmaceuticals and Roche.

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

PATRICK R. O'NEIL, Esq.

Senior Vice President, Legal and General Counsel

Mr. O'Neil was promoted to Senior Vice President, Legal and General Counsel in January 2013. Starting in January 2015, Mr. O'Neil also serves as our Corporate Secretary. From September 2010 to January 2013, Mr. O'Neil served as our Vice President, Legal and General Counsel and from January 2009 to September 2010, he served as our Vice President, Legal and Senior Transactions Counsel. From October 2001 to January 2009 he held various positions within our Legal department. Prior to joining Isis, Mr. O'Neil was an associate at Cooley LLP.

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

Even though KYNAMRO is approved for HoFH in the United States, and if any of our other drugs are approved for marketing, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities approve our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

Regarding KYNAMRO, some competitors are pursuing a development or commercialization strategy that competes with our strategy for KYNAMRO. Other companies are currently developing products that could compete with KYNAMRO. Products such as microsomal triglyceride transfer protein inhibitors, or MTP inhibitors, and other lipid lowering drugs other companies are developing or commercializing could potentially compete with KYNAMRO. For example, Aegerion Pharmaceuticals, Inc. received approval from the FDA and the European Medicines Agency to market its MTP inhibitor, lomitapide, as an adjunct to a low-fat diet and other lipid-lowering treatments in patients with HoFH. Our revenues and financial position could suffer if KYNAMRO cannot compete effectively in the marketplace.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, drugs like tafamadis, diflunisal, and patisiran could compete with ISIS-TTRRx, drugs like Glybera, pradigastat and CAT-2003 could compete with ISIS-APOCIIIRx, and RG7800 and olesoxime and the other products that may emerge from early development programs designed to treat patients with SMA could compete with ISIS-SMNRx.

KYNAMRO is, and, following approval any of our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, could be, subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. We or our partners may not obtain the labeling claims necessary or desirable for successfully commercializing our drug products, including our approved drug, KYNAMRO, and our drugs in development including: ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx.

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

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2014, we had an accumulated deficit of approximately $1.0 billion and stockholders' equity of approximately $257.8 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If a third party claims that our drugs or technology infringe its patents or other intellectual property rights, we may have to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business.  This is especially true since patent applications in the United States are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of December 31, 2014, we had cash, cash equivalents and short-term investments equal to $728.8 million. If we do not meet our goals to successfully commercialize KYNAMRO and our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2014, the market price of our common stock ranged from $22.25 to $67.12 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 11.2 million shares of our common stock upon conversion of our convertible senior notes. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole have in the past experienced periods of substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. It is possible that a crisis in the global credit markets, the U.S. capital markets, the financial services industry or the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of February 17, 2015, we occupied three buildings in Carlsbad, California totaling approximately 231,000 square feet of laboratory, manufacturing and office space. Our facilities include a 176,000 square foot facility that we use for our primary research and development activities, a 28,700 square foot manufacturing facility and a 25,800 square foot building adjacent to our manufacturing facility. Our 28,700 square foot facility houses manufacturing suites for our drug development business built to meet cGMP requirements and our 25,800 square foot facility has laboratory and office space that we use to support our manufacturing activities. We lease all three buildings under lease agreements. The leases on our 176,000 square foot facility and our 28,700 square foot manufacturing facility expire in 2031 and have four five-year options to extend. Under these lease agreements, we have the option to purchase the facilities, independent of each other at the end of each year from 2016 through 2020, and at the end of 2026 and 2031. The lease for our 25,800 square foot facility has an initial term ending in June 2021 with an option to extend the lease for up to two five-year periods. Akcea intends to lease space in Cambridge, Massachusetts; their primary place of business. We believe our existing facilities are adequate for our requirements in the foreseeable future and that we have sufficient manufacturing capacity to meet our current and future obligations under existing agreements with our partners for commercial, research and clinical needs, including for the Phase 3 clinical trials for ISIS-TTRRx, ISIS-SMNRx and ISIS-APOCIIIRx.

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

In March 2014, Santaris filed a motion asking the court to decide that Santaris' alleged infringing sales of our patented methods are not actionable as a matter of law. In June 2014, the court granted Santaris' motion and dismissed our allegations to the extent the allegations are based on Santaris' sale or offer for sale of such method claims; and that we did not plead sufficient facts to establish that Santaris entering into its agreement with Enzon constituted the sale or offer for sale of the compounds claimed in U.S. Patent No. 6,066,500 and U.S. Patent No. 6,440,739. The rest of the case is proceeding, and on October 17, 2014, we filed an amended complaint to plead additional facts and assert Santaris infringed U.S. Patent No. 6,066,500 and U.S. Patent No. 6,440,739 through Santaris' agreement with Enzon.

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712 that are jointly owned by Merck Sharp & Dohme Corp. and Isis Pharmaceuticals, Inc. In the suit Gilead is asking the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents will infringe those patents, and requesting monetary damages to compensate for such infringement. Under our agreement with Merck, Merck is responsible for the costs of this suit.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol "ISIS." The following table presents quarterly information on the price range of our common stock. This information indicates the high and low sale prices reported by The Nasdaq Global Select Market. These prices do not include retail markups, markdowns or commissions.

	HIGH	LOW
2014
First Quarter	$62.66	$38.04
Second Quarter	$45.04	$22.25
Third Quarter	$43.42	$27.37
Fourth Quarter	$67.12	$35.26
2013
First Quarter	$19.53	$10.36
Second Quarter	$28.66	$15.92
Third Quarter	$39.83	$23.63
Fourth Quarter	$42.69	$29.41

As of February 23, 2015, there were approximately 642 stockholders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2009 in our common stock, the NASDAQ Composite Index (total return) and the NASDAQ Biotechnology Index. The total return assumes reinvestment of dividends.

Performance Graph (1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Isis Pharmaceuticals, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Isis Pharmaceuticals, Inc.	$100.00	$91.09	$64.90	$93.97	$358.60	$555.72
NASDAQ Composite Index	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Biotechnology Index	$100.00	$106.73	$122.40	$166.72	$286.55	$379.71

(1)	This section is not "soliciting material," is not deemed "filed" with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

Set forth below are our selected consolidated financial data (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue	$214,161	$147,285	$102,049	$99,086	$108,473
Research, development and patent expenses	$241,751	$184,033	$158,458	$157,397	$145,160
Net loss attributable to Isis Pharmaceuticals, Inc. common stockholders	$(38,984)	$(60,644)	$(65,478)	$(84,801)	$(61,251)
Basic and diluted net loss per share attributable to Isis Pharmaceuticals, Inc. common stockholders	$(0.33)	$(0.55)	$(0.65)	$(0.85)	$(0.62)
Shares used in computing basic and diluted net loss per share	117,691	110,502	100,576	99,656	99,143

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$728,832	$656,761	$374,446	$343,664	$472,353
Working capital	$721,265	$637,698	$349,116	$284,027	$377,247
Investment in Regulus Therapeutics Inc.(1)	$81,881	$52,096	$33,622	$4,424	$870
Total assets	$955,809	$847,156	$545,686	$484,894	$550,477
Long-term debt and other obligations, less current portion	$582,697	$370,954	$288,598	$232,924	$199,175
Accumulated deficit	$(1,006,594)	$(967,610)	$(906,966)	$(841,488)	$(756,687)
Stockholders' equity	$257,780	$378,390	$182,766	$171,434	$244,542

(1)	In October 2012, Regulus completed an IPO and we changed to accounting for our investment in Regulus at fair value from the equity method because our ownership in Regulus dropped below 20 percent and we no longer had significant influence over Regulus' operating and financial policies. For additional information, see Note 2, Investment in Regulus Therapeutics Inc.in the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading company in RNA-targeted drug discovery and development, exploiting a proven novel drug discovery platform we created to generate a broad pipeline of first-in-class or best-in-class antisense drugs. The efficiency and broad applicability of our drug discovery platform allows us to discover and develop antisense drugs to treat a wide range of diseases with an emphasis on cardiovascular, metabolic, severe and rare diseases, including neurological disorders, and cancer. The efficiency of our drug discovery technology allows us to employ a unique business strategy designed to maximize the value of our drugs and technology while maintaining an effective cost structure that limits our cash needs. Our business strategy is supported by our platform technology, our robust pipeline of drugs and our diverse partnering strategies, which have enabled us to focus on doing what we do best – to discover and develop novel antisense drugs.

Our novel lipid-lowering product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with HoFH. Patients with HoFH are at high cardiovascular risk and cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies. In January 2013, the FDA, approved the marketing application for KYNAMRO for patients with HoFH. Genzyme, a Sanofi Company, has also obtained marketing approval in other countries, including Mexico, Argentina, South Korea and Peru, and is pursuing marketing approval in multiple additional markets. Genzyme is evaluating KYNAMRO in a late-stage clinical study, FOCUS FH, in patients with severe HeFH, and they plan to report data from this study in 2015.

The efficiency and broad utility of our drug discovery technology supports the continued growth of our pipeline of antisense drugs. To maximize the value of our drugs and technologies, we have a multifaceted partnering strategy. Our partnering strategy provides us the flexibility to license each of our drugs at what we believe is the optimal time to maximize the near- and long-term value of our drugs. In this way, we can expand our and our partners' pipelines with antisense drugs that we design to address significant medical needs while remaining small and focused. Most recently, we established a wholly owned subsidiary, Akcea to develop and commercialize the drugs from our lipid franchise. Akcea will focus on the development and commercialization of ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx as well as more potent follow on drugs for these programs. To lead Akcea, we hired a senior business leader with commercialization expertise in severe and rare and cardiovascular diseases to maximize the value of our lipid franchise assets. Moving our lipid drugs into a company that we own and control ensures that our core focus at Isis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs.

Another component of our partnering strategy is to form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners, such as when we licensed KYNAMRO to Genzyme, and build a base of license fees, milestone payments, profit share and royalty income. We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen Idec, GSK, Janssen and Roche, early in the development of a drug. Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer. These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts. We benefit from this strategy because it allows us to expand and broaden our drug discovery efforts to new disease targets. For example, through our broad strategic partnership with Biogen Idec, we are capitalizing on Biogen Idec's extensive resources and expertise in neurological diseases to create a franchise of novel treatments for neurological disorders. Additionally, with Janssen we have a global collaboration to discover and develop antisense drugs to treat autoimmune disorders of the GI tract, which brings together our RNA-targeted technology platform and Janssen's expertise in autoimmune disorders and therapeutic formulation to discover and develop antisense drugs to treat autoimmune disorders in the GI tract. Similar to our other partnerships, with our preferred partner transactions we benefit financially from upfront payments, milestone payments, licensing fees and royalties.

We also work with a consortium of companies that can exploit our drugs and technology. We call these companies satellite companies. We benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. For example, Regulus is a satellite company partner that we co-founded to discover and develop antisense drugs targeting microRNAs. We sold a portion of our Regulus stock in 2014 for more than $20 million of cash, and we remain a significant shareholder in the company. We also maintain our broad RNA technology leadership through collaborations with satellite companies. All of these different types of relationships are part of our partnering strategy, which we designed to maximize the value of our assets, minimize the development risks of a broad pipeline of novel new drugs, and provide us with significant reliable near-term revenue.

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities. Since January 2012, we have initiated seven new partnerships that involve antisense drugs for the treatment of various disorders, including neurological diseases, autoimmune disorders of the GI tract and cancer. We formed a broad alliance with Janssen to discover and develop antisense drugs to treat autoimmune disorders in the GI tract, four strategic alliances with Biogen Idec to discover and develop antisense drugs to treat neurologic diseases, a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer and a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington's disease. Additionally, we and our partner, GSK, are developing five drugs, including ISIS-TTRRx, which is in Phase 3 development. We have the potential to earn significant revenue from these partnerships and our other partnered programs. Since 2007 we have received more than $1.4 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn over $9 billion in future milestone payments and licensing fees from all of our partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements.

As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology. With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. Through December 2014, we have generated nearly $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Business Segments

Prior to 2015, we operated in a single segment, Drug Discovery and Development Operations, because our chief decision maker reviewed operating results on an aggregate basis and managed our operations as a single operating segment. In our Drug Discovery and Development operations we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class or best-in-class drugs for us and our partners. With our proprietary drug discovery platform we can rapidly identify drugs, providing a wealth of potential targets to treat a broad range of diseases. We focus our efforts in therapeutic areas in which our drugs will work best, efficiently screening many targets in parallel and carefully selecting the best drugs. When we combine this efficiency with our rational approach to selecting disease targets, we can build a large and diverse portfolio of drugs to treat a variety of health conditions, with an emphasis on cardiovascular, metabolic, severe and rare diseases, including neurological disorders, and cancer.

In 2015, we began operating as two segments. Our Drug Discovery and Development Operations segment and our new segment, Akcea, which is our newly formed wholly owned subsidiary. We formed Akcea to develop and commercialize the drugs from our lipid franchise, focusing on the clinical development of ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx, as well as more potent follow on drugs from these programs.

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

	Assessing the propriety of revenue recognition and associated deferred revenue;
	Determining the proper valuation of investments in marketable securities and other equity investments;
	Assessing the recoverability of long-lived assets, including property and equipment, intellectual property and licensed technology;
	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities;
	Estimating our net deferred income tax asset valuation allowance; and
	Determining the fair value of convertible debt without the conversion feature.

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

 In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration. We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx.  We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We were responsible for completing IND-enabling studies for ISIS-AR-2.5Rx, which we completed in early 2014. We are also responsible for completing an ongoing clinical study of ISIS-STAT3-2.5Rx, which we plan to complete in the first quarter of 2015. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables, either individually or in combination, have stand-alone value. Below is a list of the four separate units of accounting under our agreement:

	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3-2.5Rx for the treatment of cancer;
	The development services we are performing for ISIS-STAT3-2.5Rx;
	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-AR-2.5Rx and the research services we performed for ISIS-AR-2.5Rx; and
	The option to license up to three drugs under a research program and the research services we are performing for this program.

We determined that the ISIS-STAT3-2.5Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3-2.5Rx or to sublicense its rights. In addition, ISIS-STAT3-2.5Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us. As a result, we considered the ISIS-STAT3-2.5Rx license and the development services for ISIS-STAT3-2.5Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3-2.5Rx license immediately because we delivered the license and earned the revenue. We are recognizing as revenue the amount allocated to the development services for ISIS-STAT3-2.5Rx over the period of time we perform services, which we expect will end during the first quarter of 2015. The ISIS-AR-2.5Rx license is also an exclusive license. At the inception of the agreement, ISIS-AR-2.5Rx was in an early stage of research.  Therefore, we concluded that our knowledge and expertise with antisense technology was essential for AstraZeneca or another third party to successfully develop ISIS-AR-2.5Rx. As a result, we determined that the ISIS-AR-2.5Rx license did not have stand-alone value and we combined the ISIS-AR-2.5Rx license and related research services into one unit of accounting. We recognized revenue for the combined unit of accounting over the period of time we performed services, which ended in the first quarter of 2014. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting. We are recognizing revenue for the combined unit of accounting over the period of our performance.

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

We allocated the allocable consideration based on the relative BESP of each unit of accounting. We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

	Estimated future product sales;
	Estimated royalties on future product sales;
	Contractual milestone payments;
	Expenses we expect to incur;
	Income taxes; and
	An appropriate discount rate.

We estimated the selling price of the research and development services by using our internal estimates of the cost to perform the specific services, marked up to include a reasonable profit margin, and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform research and development. The significant inputs we used to determine the selling price of the research and development services included:

	The number of internal hours we will spend performing these services;
	The estimated number and cost of studies we will perform;
	The estimated number and cost of studies that we will contract with third parties to perform; and
	The estimated cost of drug product we will use in the studies.

As a result of the allocation, we recognized $9.3 million of the $25 million upfront payment for the ISIS-STAT3-2.5Rx license in December 2012 and we recognized $2.2 million of the $6 million payment for the ISIS-STAT3-2.5Rx license in June 2013. We are recognizing the remaining $19.5 million of the $31 million over the estimated period of our performance. Assuming a constant selling price for the other elements in the arrangement, if there was an assumed 10 percent increase or decrease in the estimated selling price of the ISIS-STAT3-2.5Rx license, we determined that the revenue we would have allocated to the ISIS-STAT3-2.5Rx license would change by approximately seven percent, or $0.8 million, from the amount we recorded.

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

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, since early 2012 we have entered into four collaboration agreements with Biogen Idec:

	In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials.

	In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

	In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

	In September 2013, we entered into a fourth and separate collaboration agreement with Biogen Idec to leverage antisense technology to advance the treatment of neurological diseases. We granted Biogen Idec exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug identified during the six year term of this collaboration, while Biogen Idec is responsible for the creation and development of small molecule treatments and biologics.

All four of these collaboration agreements give Biogen Idec the option to license one or more drugs resulting from the specific collaboration. If Biogen Idec exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen Idec achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

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

If a drug achieves marketing approval, it moves into the commercialization stage, during which we or our partner will market and sell the drug to patients. Although our partner will ultimately be responsible for marketing and selling the partnered drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner's ability to successfully sell the drug. The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities. Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow us or our partner to successfully commercialize our drug. Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner's ability to sell our drugs without competition from generic drugs. The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

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

Development milestones in our partnerships may include the following types of events:

	Designation of a development candidate. Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete;
	Initiation of a Phase 1 clinical trial. Generally, Phase 1 clinical trials take one to two years to complete;
	Initiation or completion of a Phase 2 clinical trial. Generally, Phase 2 clinical trials take one to three years to complete;
	Initiation or completion of a Phase 3 clinical trial. Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

	Filing of regulatory applications for marketing approval such as a NDA in the United States or a MAA in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings.
	Marketing approval in a major market, such as the United States, Europe or Japan. Generally it takes one to two years after an application is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in our partnerships may include the following types of events:

	First commercial sale in a particular market, such as in the United States or Europe.
	Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment immediately. For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that the majority of future development, regulatory and commercialization milestones are substantive. For example, we consider most of the milestones associated with our strategic alliance with Biogen Idec substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we considered milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provided Alnylam ongoing access to our technology to develop and commercialize RNAi therapeutics. In evaluating if a milestone is substantive we consider whether:

	Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;
	The achievement of the milestone involves substantive effort and can only be achieved based in whole or in part on our performance or the occurrence of a specific outcome resulting from our performance;
	The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;
	There is no future performance required to earn the milestone; and
	The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over our estimated period of performance, if any. We consider most milestone payments related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high. Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements.

Licensing and royalty revenue

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. We generally recognize as revenue immediately those licensing fees and royalties for which we have no significant future performance obligations and are reasonably assured of collecting the resulting receivable. For example, during 2014, we recognized $9.5 million in revenue from Alnylam related to its license of our technology to one of its partners because we had no performance obligations and collectability was reasonably assured.

Valuation of Investments

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

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investments in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. Our Level 3 investments include investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. We determine the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.

 In November 2014, we participated as a selling shareholder in Regulus' equity offering and as a result we were subject to trading restrictions on our remaining shares through January 2015. Therefore, at December 31, 2014, our equity securities of Regulus included a lack of marketability discount, and as a result, were classified as a Level 3 investment. At December 31, 2013, we did not have any investments classified as Level 3.

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement. We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock price of these publicly-held companies as a separate component of comprehensive income (loss). We account for our equity investment in the privately-held company under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. The cost method investment we hold is in one of our satellite companies and realization of our equity position in the company is uncertain. In circumstances where realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

During 2014, we realized a net gain on investments we sold of $21.2 million, consisting primarily of the $19.9 million gain we realized when we sold a portion of our stock in Regulus. We have reflected this gain in a separate line on our Consolidated Statements of Operations called "Gain on investment in Regulus Therapeutics Inc." See further discussion about our investment in Regulus in Note 2, Investment in Regulus Therapeutics Inc., in the Notes to the Consolidated Financial Statements. During 2013, we realized a $2.4 million net gain on investments related to the sale of stock in several of our satellite companies. During 2012, we realized a net gain on investments of $19.8 million primarily because of the increase in Regulus' valuation resulting from its IPO.

Valuation of Long-Lived Assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets. During this process, we review our property and equipment listings, pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties to determine if any impairment is present. We consider the following factors:

	Evidence of decreases in market value;
	Changes in the extent or manner in which we use an asset;
	Adverse changes in legal factors or in the business climate that would affect the value of an asset;
	An adverse action or assessment by a regulator;

	An accumulation of costs significantly in excess of amounts originally expected to acquire or construct an asset;
	Current period operating or cash flow loss combined with a history of operating or cash flow losses associated with an asset used for the purpose of producing revenue; and
	Challenges or potential challenges to our existing patents, the likelihood that the United States Patent and Trademark Office, or foreign equivalent, will issue an application and the scope of our issued patents.

We recorded a charge of $1.3 million, $6.4 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to the write-down of intangible assets to their estimated net realizable values. In 2013, we conducted a careful restructuring of our patent portfolio to focus our resources on patents and new patent applications that drive value for our company. As a result, our write-downs in 2013 were more significant than other years. We expect write-downs in future years to be similar to amounts recorded in 2012 and 2014.

Estimated Liability for Clinical Development Costs

We record accrued liabilities related to expenses for which service providers have not yet billed us. These liabilities are for products or services that we have received, specifically related to ongoing preclinical studies and clinical trials. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. We have numerous drugs in concurrent preclinical studies and clinical trials at several clinical sites throughout the world. In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain an accrual to cover these costs. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual amounts.

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

Convertible Debt

We account for our convertible debt instruments, including our 1 percent and 2¾ percent convertible notes, that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.

We assign a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt at a discount. We are amortizing the debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method. For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2014 and December 31, 2013

Revenue

Total revenue for the year ended December 31, 2014 was $214.2 million compared to $147.3 million for 2013. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. For example, nearly two-thirds of our revenue in 2014 was from milestone payments we earned due to the success of our drugs and partnerships.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the year ended December 31, 2014 was $202.5 million compared to $144.2 million for 2013. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. For example, nearly two-thirds of our revenue in 2014 was from milestone payments we earned from the success of our drugs and partnerships. We earned $135.0 million in milestone payments during 2014 compared to $82.8 million in 2013. The revenue from milestone payments in 2014 was primarily comprised of:

	$80 million from Biogen Idec, for advancing ISIS-SMNRx, including initiating two Phase 3 studies, initiating a Phase 1 study of ISIS-DMPK-2.5Rx, validating two undisclosed targets to treat neurological disorders under our neurology collaborations, and advancing a third drug into development;
	$28.5 million from GSK related to advancing the Phase 2/3 study of ISIS-TTRRx, and further advancing ISIS-HBVRx, ISIS-GSK4-LRx, and ISIS-RHO-2.5Rx;
	$22.1 million from AstraZeneca related to the initiation of a Phase 1 clinical study of ISIS-AR-2.5Rx and advancing ISIS-STAT3-2.5Rx; and
	$4 million from Achaogen when Achaogen initiated a Phase 3 study of plazomicin.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the year ended December 31, 2014 was $11.6 million and increased compared to $3.1 million for 2013. The increase in 2014 was primarily a result of the $9.5 million in revenue we earned from Alnylam related to its license of our technology to one of its partners.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $261.9 million compared to $199.0 million for 2013. The expected increase in operating expenses was primarily due to higher costs associated with our Phase 3 programs for ISIS-TTRRx, ISIS-SMNRx and ISIS-APOCIIIRx and an increase in stock compensation expense due to the increase in our stock price. As drugs move forward to more advanced stages of development, including into longer and larger clinical studies, the costs of development increase. In addition to the Phase 3 programs we are conducting, we initiated Phase 2 studies for several drugs in our pipeline in the second half of 2013, which are ongoing in 2014, and advanced numerous drugs into clinical development in 2014.

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Year Ended December 31,
	2014	2013
Research, development and patent expenses	$215,908	$174,360
Non-cash compensation expense related to equity awards	25,843	9,673
Total research, development and patent expenses	$241,751	$184,033

 For the year ended December 31, 2014, total research, development and patent expenses were $215.9 million compared to $174.4 million for 2013, and were higher primarily due to more costs incurred in 2014 compared to 2013 associated with the clinical studies of the three drugs we currently have in Phase 3 studies, which we continued to advance. In addition, we progressed numerous drugs in our pipeline into later stage clinical trials. We initiated Phase 2 studies for several of the drugs in our pipeline beginning in the second half of 2013, which were ongoing in 2014, and we have advanced several drugs into clinical development. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Antisense drug discovery expenses	$43,620	$42,402
Non-cash compensation expense related to equity awards	7,290	2,878
Total antisense drug discovery	$50,910	$45,280

Antisense drug discovery costs were $43.6 million for the year ended December 31, 2014, and were essentially flat compared to $42.4 million for 2013. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth expenses for our major antisense drug development projects (in thousands):

	Year Ended December 31,
	2014	2013
KYNAMRO	$5,359	$7,653
ISIS-TTRRx	10,927	4,174
ISIS-SMNRx	19,064	6,938
ISIS-APOCIIIRx	9,337	5,730
Other antisense development products	44,913	29,129
Development overhead costs	31,318	24,171
Total antisense drug development, excluding non-cash compensation expense related to equity awards	120,918	77,795
Non-cash compensation expense related to equity awards	9,640	3,202
Total antisense drug development	$130,558	$80,997

Antisense drug development expenditures were $120.9 million for the year ended December 31, 2014 compared to $77.8 million for 2013. Expenses in 2014 were higher compared to 2013 primarily due to the progression of numerous drugs in our pipeline into later stage clinical trials, including our three drugs currently in Phase 3 trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies the costs of development increase. Beginning in the second half of 2013, we initiated Phase 2 studies for several of the drugs in our pipeline, which are ongoing, and we advanced several drugs into clinical development. In addition, we incurred more costs in 2014 compared to 2013 associated with the clinical studies of ISIS-TTRRx, ISIS-SMNRx and ISIS-APOCIIIRx, as we continued to advance those drugs. We began separately disclosing ISIS-SMNRx and ISIS-APOCIIIRx in the table above in 2014 because we initiated Phase 3 trials for these drugs during the year. All amounts exclude non-cash compensation expense related to equity awards. In 2014, we began presenting salaries and benefits in the development overhead costs line in our antisense drug development table. We have adjusted 2013 to conform to the current year presentation.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our products are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state in which we may adjust the development strategy for each product. Although we may characterize a product as "in Phase 1" or "in Phase 2," it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous products based on each product's particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous drugs in preclinical and early stage clinical research, the fluctuations in expenses from drug to drug, in large part, offset one another. If we partner a drug, it may affect the size of a trial, its timing, its total cost and the timing of the related costs. As part of our collaboration with Genzyme, we have transitioned development responsibility for KYNAMRO to Genzyme. We and Genzyme share development costs equally until KYNAMRO is profitable.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Manufacturing and operations	$24,763	$20,509
Non-cash compensation expense related to equity awards	2,934	1,295
Total manufacturing and operations	$27,697	$21,804

Manufacturing and operations expenses for the year ended December 31, 2014 were $24.8 million, and increased compared to $20.5 million for 2013, primarily because we manufactured more drug product to support the increase in our drug development activities. In 2014, our manufacturing expenses included drug product to support the Phase 3 trial for ISIS-APOCIIIRx and additional costs associated with manufacturing drug product using our LICA technology. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Year Ended December 31,
	2014	2013
Personnel costs	$9,875	$9,571
Occupancy	7,357	6,897
Patent expenses	2,933	10,321
Depreciation and amortization	2,243	2,464
Insurance	1,197	1,108
Other	3,002	3,293
Total R&D support costs, excluding non-cash compensation expense related to equity awards	26,607	33,654
Non-cash compensation expense related to equity awards	5,979	2,298
Total R&D support costs	$32,586	$35,952

R&D support costs for the year ended December 31, 2014 were $26.6 million compared to $33.7 million for 2013 and decreased primarily due to lower patent expenses in 2014. Patent expenses were higher in 2013 primarily due to non-cash charges for patents and patent applications that we wrote off in 2013 due to a careful restructuring of our patent portfolio to focus our resources on patents and new patent applications that drive value for our company. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on general and administrative expenses (in thousands):

	Year Ended December 31,
	2014	2013
General and administrative expenses	$14,600	$13,173
Non-cash compensation expense related to equity awards	5,540	1,745
Total general and administrative	$20,140	$14,918

General and administrative expenses for the year ended December 31, 2014 were $14.6 million and increased compared to $13.2 million for 2013. The increase was due to consulting expenses we incurred. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the year ended December 31, 2014 totaled $2.7 million compared to $2.1 million for 2013. The increase in investment income was primarily due to a higher average cash balance and increased yields.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent convertible notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Year Ended December 31,
	2014	2013
2¾ % convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$7,211	$6,758
Interest expense payable in cash	5,074	5,534
1 % convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	2,365	—
Interest expense payable in cash	597	—
Non-cash interest expense for long-term financing liability	6,622	6,568
Other	340	495
Total interest expense	$22,209	$19,355

Interest expense for the year ended December 31, 2014 was $22.2 million compared to $19.4 million in 2013. The increase in interest expense was primarily due to a higher average carrying value of the liability portion of our debt and a slight increase in interest expense payable in cash because we had more debt outstanding in 2014 compared to 2013. In November 2014, we completed a $500 million convertible debt offering. The notes mature in 2021 and bear interest at 1 percent. We used a substantial portion of the net proceeds from the issuance of the 1 percent notes to repurchase $140 million in principal of our 2¾ percent notes. The new principal balance of the 2¾ percent notes is $61.2 million. We record non-cash amortization of the debt discount on our convertible notes because we account for our convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature. This means we recorded our convertible notes at a discount that we are amortizing over the life of the notes as non-cash interest expense.

Gain on Investments, Net

Net gain on investments for the year ended December 31, 2014 was $1.3 million compared to $2.4 million for 2013. The net gain on investments in 2014 was primarily due to the $1.3 million gain we realized when we sold the common stock of Achaogen we owned. During 2013, the gain consisted of sales of stock we held in several satellite companies.

Gain on Investment in Regulus Therapeutics Inc.

In 2014, we realized a gain on our investment in Regulus of $19.9 million when we sold a portion of our stock. We did not sell any of our stock in Regulus in 2013.

Early Retirement of Debt

In 2014, we recorded a $8.3 million non-cash loss on early retirement of debt, reflecting the early retirement of a large portion of our 2¾ percent convertible notes in November 2014. We did not recognize any loss on early retirement of debt in 2013.

Income Tax Benefit

In 2014, we recorded a net tax benefit of $15.4 million, of which $12.8 million related to our application of the intraperiod tax allocation rules that required us to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income primarily related to the unrealized gains on our equity investment in Regulus. In addition, $4.3 million of the tax benefit we recorded in 2014 related to a tax refund we expect to receive in the first quarter of 2015 from the State of California Franchise Tax Board related to the California franchise taxes we paid for the tax year ended December 31, 2009. Our income tax benefit in 2013 was $5.9 million. The increase in 2014 compared to 2013 was due to larger unrealized gains year over year and the tax refund we recorded in 2014.

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2014 was $39.0 million compared to $60.6 million for 2013.  Basic and diluted net loss per share for the year ended December 31, 2014 was $0.33 per share compared to $0.55 per share for 2013. Our net loss for the year ended December 31, 2014 decreased significantly compared to 2013 due to the significant increase in revenue that we earned from our partners in 2014, offset mostly by the planned increase in operating expenses associated with our advancing pipeline of drugs. The decrease in our net loss was further impacted by the $19.9 million gain we realized in 2014 from the sale of a portion of our stock in Regulus, the $15.4 million net tax benefit we recorded in 2014 offset, in part, by the $8.3 million non-cash loss we recorded in 2014 on the early retirement of a large portion of our 2¾ percent convertible notes.

Net Operating Loss Carryforward
At December 31, 2014, we had federal and California tax net operating loss carryforwards of approximately $671.9 million and $888.7 million, respectively. Our federal tax loss carryforwards begin to expire in 2023. Our California tax loss carryforwards began to expire in 2014. At December 31, 2014, we also had federal and California research and development tax credit carryforwards of approximately $86.0 million and $34.5 million, respectively. Our Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless we use them prior to expiration. Our California research and development tax credit carryforwards are available indefinitely. Our net operating loss and research and development tax credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods due to "change of ownership" provisions of the Tax Reform Act of 1986. We believe that such limitation will not have a material adverse impact on the benefits that may arise from our net operating loss and research and development tax credit carryforwards.
 Years Ended December 31, 2013 and December 31, 2012

Revenue

Total revenue for the year ended December 31, 2013 was $147.3 million compared to $102.0 million for 2012. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners, including license fees, milestone-related payments and other payments. In 2013, we earned $82.8 million in revenue from milestone and licensing payments including:

	$26.5 million from GSK because we advanced ISIS-TTRRx, ISIS-HBVRx, formerly ISIS-GSK3Rx, and ISIS-GSK4-LRx in development;
	$25 million from Genzyme when the FDA approved the KYNAMRO NDA;
	$10 million when AstraZeneca added a second development candidate, ISIS-AR-2.5Rx, to our collaboration;
	$17 million from Biogen Idec because we advanced the Phase 2 study of ISIS-SMNRx in infants and for selecting and advancing ISIS-DMPK-2.5Rx in development; and
	$3.5 million when Xenon licensed XEN701.

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

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the year ended December 31, 2013 was $3.1 million and decreased compared to $5.6 million for 2012. The decrease was primarily due to $0.8 million in sublicensing revenue that we earned from Alnylam in 2013 compared to $2.7 million we earned from Alnylam in 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $199.0 million compared to $171.0 million for 2012. The increase in operating expenses was primarily due to higher costs associated with the advancement and expansion of our pipeline.

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

For the year ended December 31, 2013, we incurred total research, development and patent expenses of $174.4 million compared to $151.2 million for 2012. Research, development and patent expenses in 2013 were higher primarily due to higher development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials, including advancing ISIS-APOCIIIRx and ISIS-SMNRx. We also initiated numerous clinical studies and added new drugs to our pipeline. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Discovery

Our antisense drug discovery expenses were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Antisense drug discovery expenses	$42,402	$34,035
Non-cash compensation expense related to equity awards	2,878	2,108
Total antisense drug discovery	$45,280	$36,143

Antisense drug discovery costs were $42.4 million for the year ended December 31, 2013 compared to $34.0 million for 2012. Expenses increased in 2013 compared to 2012 primarily due to an increase in activities to support our Biogen Idec and AstraZeneca research collaborations, a $1.5 million payment we made to CHDI, and additional supplies used in our research activities. Under the terms of our agreement with CHDI, we reimbursed CHDI for a portion of its support of our Huntington's disease program out of the $30 million upfront payment we received from our alliance with Roche to develop treatments for Huntington's disease. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth expenses for our major antisense drug development projects (in thousands):

	Year Ended December 31,
	2013	2012
KYNAMRO	$7,653	$9,451
ISIS-TTRRx	4,174	5,034
ISIS-SMNRx	6,938	3,903
ISIS-APOCIIIRx	5,730	3,104
Other antisense development products	29,129	27,959
Development overhead costs	24,171	21,110
Total antisense drug development, excluding non-cash compensation expense related to equity awards	77,795	70,561
Non-cash compensation expense related to equity awards	3,202	2,482
Total antisense drug development	$80,997	$73,043

Antisense drug development expenditures were $77.8 million for the year ended December 31, 2013 compared to $70.6 million for 2012. The higher expenses in 2013 were primarily due to an increase in development costs associated with the progression of numerous drugs in our pipeline into later stage clinical trials, including advancing ISIS-APOCIIIRx and ISIS-SMNRx. The increase associated with these activities was offset, in part, by lower development expenses related to KYNAMRO and ISIS-TTRRx. We initiated a Phase 2/3 clinical study of ISIS-TTRRx in February 2013, for which we incurred a significant portion of the start-up expenses in 2012. All amounts exclude non-cash compensation expense related to equity awards. In 2014, we began presenting salaries and benefits in the development overhead costs line in our antisense drug development table. We have adjusted 2013 and 2012 to conform to the current year presentation.

Manufacturing and Operations

Our manufacturing and operations expenses were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Manufacturing and operations	$20,509	$19,232
Non-cash compensation expense related to equity awards	1,295	999
Total manufacturing and operations	$21,804	$20,231

Manufacturing and operations expenses for the year ended December 31, 2013 were $20.5 million, and increased slightly compared to $19.2 million for 2012, primarily because we manufactured more drug product due to our advancing and expanding pipeline. All amounts exclude non-cash compensation expense related to equity awards.

R&D Support

The following table sets forth information on R&D support costs (in thousands):

	Year Ended December 31,
	2013	2012
Personnel costs	$9,571	$9,231
Occupancy	6,897	6,909
Patent expenses	10,321	3,868
Depreciation and amortization	2,464	3,129
Insurance	1,108	1,143
Other	3,293	3,104
Total R&D support costs, excluding non-cash compensation expense related to equity awards	33,654	27,384
Non-cash compensation expense related to equity awards	2,298	1,657
Total R&D support costs	$35,952	$29,041

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

Equity in Net Loss of Regulus Therapeutics Inc.

We recognized $1.4 million for equity in net loss of Regulus for the year ended December 31, 2012. We used the equity method of accounting to account for our investment in Regulus until Regulus' IPO in October 2012. We began accounting for our investment in Regulus at fair value in the fourth quarter of 2012 when our ownership in Regulus dropped below 20 percent and we no longer had significant influence over Regulus' operating and financial policies. Therefore, we did not recognize any equity in net loss of Regulus in 2013.

Investment Income

Investment income for the year ended December 31, 2013 totaled $2.1 million compared to $1.8 million for 2012. The increase in investment income was primarily due to a higher average cash balance and increases in yields.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs on our convertible notes, non-cash interest expense related to the long-term financing liability for our primary facility, and interest expense payable in cash for our convertible notes and other miscellaneous debt related items.

The following table sets forth information on interest expense (in thousands):

	Year Ended December 31,
	2013	2012
Convertible Notes:
Non-cash amortization of the debt discount and debt issuance costs	$6,758	$9,846
Interest expense payable in cash	5,534	4,306
Non-cash interest expense for long-term financing liability	6,568	6,502
Other	495	498
Total interest expense	$19,355	$21,152

Interest expense for the year ended December 31, 2013 was $19.4 million compared to $21.2 million in 2012. The decrease in interest expense was primarily due to a decrease in amortization of the debt discount related to our 2¾ percent notes. The borrowing rate for our 2¾ percent notes was less than the rate for our 2⅝ percent notes because of market conditions at the time of each issuance. As a result, we amortized less debt discount for the 2¾ percent notes compared to the 2⅝ percent notes. This decrease was partially offset by an increase in interest expense payable in cash because the interest rate was slightly higher on our 2¾ percent notes compared to our 2⅝ percent notes.

Gain on Investments, Net

Net gain on investments for the year ended December 31, 2013 was $2.4 million compared to $1.5 million for 2012. The net gain on investments in 2013 was primarily due to the $1.1 million gain we realized when we sold the stock we held in Sarepta Therapeutics, Inc., and the $0.8 million payment we received from Pfizer, Inc. related to its acquisition of Excaliard Pharmaceuticals, Inc. During 2012 we recognized a $1.5 million net gain on investments, which consisted primarily of the $1.3 million payment we received from Pfizer, Inc. related to its acquisition of Excaliard.

Gain on Investment in Regulus Therapeutics Inc.

Our gain on Regulus in 2012 was $18.4 million and was in the fourth quarter of 2012 because of the increase in Regulus' valuation resulting from its IPO. We did not sell any of our holdings of Regulus in 2013.

Early Retirement of Debt

Loss on early retirement of debt for the year ended December 31, 2012 was $4.8 million, reflecting the early redemption of our 2⅝ percent convertible notes in the second half of 2012. We did not recognize any loss on early retirement of debt in 2013.

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

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2013 was $60.6 million compared to $65.5 million for 2012.  Basic and diluted net loss per share for the year ended December 31, 2013 was $0.55 per share compared to $0.65 per share for 2012.  Our net loss in 2013 decreased compared to 2012 due to a decrease in our net operating loss resulting primarily from the significant increase in revenue that we earned from our partners in 2013. The decrease in our net operating loss was partially offset by the following items that occurred in 2012 and did not reoccur in 2013:

	$18.4 million gain we realized in 2012 because of the increase in Regulus' valuation resulting from its IPO; and
	$4.8 million loss, $3.6 million of which was non-cash, we recorded in 2012 on the early retirement of our 2⅝ percent convertible subordinated notes.

Net Operating Loss Carryforward

At December 31, 2013, we had federal and California tax net operating loss carryforwards of approximately $685.8 million and $894.9 million, respectively. We also had federal and California research credit carryforwards of approximately $62.6 million and $22.2 million, respectively.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through December 31, 2014, we have earned approximately $1.5 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through December 31, 2014, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At December 31, 2014, we had cash, cash equivalents and short-term investments of $728.8 million and stockholders' equity of $257.8 million. In comparison, we had cash, cash equivalents and short-term investments of $656.8 million and stockholders' equity of $378.4 million at December 31, 2013. We received a substantial amount of cash in 2014, including more than $230 million in payments from our partners, which demonstrates our robust partnership strategy and advancing pipeline. Additionally, we received cash from the issuance of our 1 percent convertible notes and stock option exercises.

At December 31, 2014, we had consolidated working capital of $721.3 million compared to $637.7 million at December 31, 2013. Working capital increased significantly in 2014 primarily due to the cash we received in 2014 from our partners and the increase in the carrying value of our investment in Regulus.

As of December 31, 2014, our debt and other obligations totaled $643.5 million compared to $283.5 million at December 31, 2013. The increase was primarily due to the 1 percent senior convertible notes we issued in November 2014, somewhat offset by the repurchase of $140 million principal amount of our 2¾ percent notes. See Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

The following table summarizes our contractual obligations as of December 31, 2014. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent convertible senior notes (principal and interest payable)	$535.0	$5.0	$10.0	$10.0	$510.0
2¾ percent convertible senior notes (principal and interest payable)	$69.5	$1.5	$3.4	$64.6	$—
Facility rent payments	$131.8	$6.2	$13.1	$13.9	$98.6
Equipment financing arrangements (principal and interest payable)	$3.3	$2.8	$0.5	$—	$—
Other obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Capital lease	$0.2	$0.2	$—	$—	$—
Operating leases	$25.1	$1.6	$3.0	$3.0	$17.5
Total	$766.2	$17.4	$30.1	$91.6	$627.1

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

Convertible Debt Summary

In November 2014, we completed a $500 million offering of convertible senior notes, which mature in 2021 and bear interest at 1 percent. We used a substantial portion of the net proceeds from the issuance of the 1 percent notes convertible senior notes to repurchase $140 million in principal of our 2¾ percent convertible senior notes. As a result, the new principal balance of the 2¾ percent notes is $61.2 million.

At December 31, 2014 our outstanding convertible debt was as follows (amounts in millions unless otherwise noted):

	1 Percent Convertible Senior Notes	2¾ Percent Convertible Senior Notes
Outstanding principal balance	$500.0	$61.2
Issue date	November 2014	August 2012
Maturity date	November 2021	October 2019
Interest rate	1 percent	2¾ percent
Conversion price per share	$66.81	$16.63
Total shares of common stock subject to conversion	7.5	3.7

Interest is payable semi-annually for both the 1 percent and 2¾ percent notes. The convertible notes are convertible under certain conditions, at the option of the note holders. We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both.

1 Percent Convertible Senior Notes

We may not redeem the 1 percent notes prior to maturity, and no sinking fund is provided for them. Holders of the 1 percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 1 percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

2¾ Percent Convertible Senior Notes

We may redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 2¾ percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement, and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement. Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly. Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral. In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.39 percent. As of December 31, 2014, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.18 percent. The carrying balance under this loan agreement at December 31, 2014 and 2013 was $3.2 million and $7.5 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2014 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury, reputable financial institutions, corporations, U.S. government agencies and securities issued by states of the United States and political subdivisions of the states with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

We filed our consolidated financial statements and supplementary data required by this item as exhibits hereto, and listed them under Item 15(a)(1) and (2), and incorporate them herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in 2014 with our Independent Registered Public Accounting Firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We designed and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

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

As of December 31, 2014, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their attestation report, which is included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited Isis Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isis Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Isis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Isis Pharmaceuticals, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 27, 2015

Item 9B.  Other Information

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance

Biographies of the Directors Whose Terms Expire at the 2015 Annual Meeting of Stockholders. These Directors will be Nominees for Election for a Three-Year Term at the 2015 Annual Meeting.

Frederick T. Muto, age 61, has served as a Director of Isis since March 2001.  Mr. Muto joined the law firm of Cooley LLP, outside counsel to Isis, in 1980 and became a partner in 1986.  He is Chair of the firm's Business Department and a founding partner of Cooley LLP's San Diego office.

The Board believes Mr. Muto is uniquely suited to serve on the Board primarily because, with 35 years of experience at one of the country's leading law firms focused on life sciences and technology companies, he provides us important advice regarding our strategic transactions, corporate governance and compensation matters.

Breaux B. Castleman, age 74, has served as a Director of Isis since June 2013.  Since August 2001, Mr. Castleman has been president and chief executive officer of Syntiro Healthcare Services, Inc., a health care investment company, which recently sold its operations as a service provider of integrated care management and disease management.  Mr. Castleman has been a director of USMD Holdings, Inc., a physician-led integrated healthcare system, since September 2009 and was a director of MELA Sciences, Inc., a medical device company, from 2003 until 2011.

The Board believes that Mr. Castleman is uniquely suited to serve on the Board and the Audit Committee because he has significant experience in strategic planning and financial engineering for Fortune 1000 companies and has financial advisory expertise in the life sciences industry.

Biographies of the Directors Whose Terms Expire at the 2016 Annual Meeting of Stockholders.

Stanley T. Crooke, M.D., Ph.D., age 69, is a founder of Isis and has been Chief Executive Officer and a Director since January 1989.  He was elected Chairman of the Board in February 1991.  Prior to founding Isis, from 1980 until January 1989, Dr. Crooke worked for SmithKline Beckman Corporation, a pharmaceutical company, where his titles included President of Research and Development of SmithKline and French Laboratories.

The Board believes Dr. Crooke is uniquely suited to serve on the Board primarily because as the Chief Executive Officer and founder of Isis he has dedicated over 25 years to the discovery and development of antisense, our technology platform.  He is the named inventor on some of the key patents in the field of RNA-targeted therapeutics, and has over 30 years of drug discovery and development experience.

Joseph Klein, III, age 53, has served as a Director of Isis since December 2005.  Mr. Klein is currently Managing Director of Gauss Capital Advisors, LLC, a financial consulting and investment advisory firm focused on biopharmaceuticals, which he founded in March 1998.  From September 2003 to December 2008, Mr. Klein also served as a Venture Partner of Red Abbey Venture Partners, L.P., a life science private equity fund.  From September 2001 to September 2002, Mr. Klein was a Venture Partner of MPM Capital, a healthcare venture capital firm.  From June 1999 to September 2000 when it merged with WebMD Corporation, Mr. Klein served as Vice President, Strategy, for Medical Manager Corporation, a leading developer of physician office management information systems.  For over nine years from 1989 to 1998, Mr. Klein was a health care investment analyst at T. Rowe Price Associates, Inc., where he was the founding portfolio manager of the T. Rowe Price Health Sciences Fund, Inc.  Mr. Klein serves on the board of directors of The Prospector Funds, Inc., an SEC Registered Investment Company that manages two no-load mutual funds.  Mr. Klein also serves on the boards of private and non-profit entities.  Within the last five years, Mr. Klein formerly served on the board of directors of five publicly held biotechnology companies:  BioMarin Pharmaceutical Inc., NPS Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., PDL BioPharma, Inc. and Savient Pharmaceuticals, Inc.

The Board believes that Mr. Klein is uniquely suited to serve on the Board and the Audit Committee because he is a Chartered Financial Analyst, and because he has extensive public company, venture investment, board, and financial advisory expertise in the life sciences industry.

Joseph Loscalzo, age 63, is Hersey Professor of the Theory and Practice of Medicine at Harvard Medical School, Chairman of the Department of Medicine, and Physician-in-Chief at Brigham and Women's Hospital. Dr. Loscalzo received his A.B. degree, summa cum laude, his Ph.D. in biochemistry, and his M.D. from the University of Pennsylvania. His clinical training was completed at Brigham and Women's Hospital and Harvard Medical School, where he served as Resident and Chief Resident in medicine and Fellow in cardiovascular medicine. Post-training, Dr. Loscalzo joined the Harvard faculty and staff at Brigham and Women's Hospital in 1984. He rose to the rank of Associate Professor of Medicine, Chief of Cardiology at the West Roxbury Veterans Administration Medical Center, and Director of the Center for Research in Thrombolysis at Brigham and Women's Hospital. He joined the faculty of Boston University in 1994, first as Chief of Cardiology and, in 1997, Wade Professor and Chair of Medicine, Professor of Biochemistry, and Director of the Whitaker Cardiovascular Institute. He returned to Harvard and Brigham and Women's Hospital in 2005.

The Board believes Dr. Loscalzo is uniquely suited to serve on the Board primarily because of his extensive scientific expertise, including 25 years of research in the areas of vascular biology, thrombosis, and atherosclerosis, and practical knowledge as a practicing physician. Dr. Loscalzo's expertise and role as a leading cardiologist is particularly valuable as we mature and grow our cardiovascular franchise.

Biographies of the Directors Whose Terms Expire at the 2017 Annual Meeting of Stockholders.

Spencer R. Berthelsen, M.D., age 62, has served as a Director of Isis since May 2002. Since 1980, he has practiced Internal Medicine with the Kelsey Seybold Clinic, a 370 physician medical group based in the Texas Medical Center in Houston. Dr. Berthelsen has served in various senior leadership positions at Kelsey Seybold, including Chairman of the Department of Internal Medicine, Medical Director and Managing Director. He has been Chairman of their Board of Directors since October 2001. He has served as a Clinical Professor of Medicine at Baylor College of Medicine and the University of Texas Health Science Center of Houston. Dr. Berthelsen served on the board of the Texas Academy of Internal Medicine in the past and the Caremark National Pharmacy and Therapeutics Committee from 1999 through 2005.

The Board believes Dr. Berthelsen is uniquely suited to serve on the Board because of his current position managing a large multi-specialty group practice and 32 years of experience as a practicing physician.

B. Lynne Parshall, age 60, has served as a Director of Isis since September 2000. She has been our Chief Operating Officer since December 2007 and previously served as our Chief Financial Officer from June 1994 through December 31, 2012. She also served as our Corporate Secretary through 2014, and has served with the Company in various executive roles since November 1991. Prior to joining Isis, Ms. Parshall practiced law at Cooley LLP, outside counsel to Isis, where she was a partner from 1986 to 1991. Ms. Parshall is a member of the American, California and San Diego bar associations. Ms. Parshall serves on the board of directors of Regulus Therapeutics, Inc. and Cytokinetcs Inc., two biopharmaceutical companies. Within the last five years, Ms. Parshall formerly served as a Director of CardioDynamics International Corporation and Corautus Genetics Inc., both biopharmaceutical companies.

The Board believes Ms. Parshall is uniquely suited to serve on the Board primarily because, as the Chief Operating Officer and an executive of the Company for over 20 years, she has valuable Company-specific experience and expertise.  In addition, Ms. Parshall has over 25 years of experience structuring and negotiating strategic licensing and financing transactions in the life sciences field.

Joseph H. Wender, age 70, has served as a Director of Isis since January 1994. Mr. Wender began with Goldman, Sachs & Co. in 1971 and became a General Partner of that firm in 1982, where he headed the Financial Institutions Group for over a decade. Since January 2008, he has been a Senior Consultant to Goldman Sachs & Co. He is also an Independent Trustee of the Schwab Family of Funds and Director of Grandpoint Capital, a bank holding company. Mr. Wender also is a managing partner and owns, with his wife, Colgin Cellars. As of March 2014, Mr. Wender is a director of Outfront Media, lessors of advertising space on out-of-home advertising structures.

The Board believes Mr. Wender is uniquely suited to serve on the Board primarily because, with over 40 years of experience as an investment banker with Goldman, Sachs & Co., he provides Isis important advice regarding our financial reporting, corporate finance matters, strategic transactions, and compensation matters. Mr. Wender is also highly qualified to serve on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, Directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all officers, Directors and employees.  We have posted our Code of Ethics on our website.  If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or Director, we will promptly disclose the nature of the amendment or waiver on our website at www.isispharm.com.1

Identification of Audit Committee and Financial Expert

We have a separately designated Audit Committee. The members of the Audit Committee are Mr. Castleman, Mr. Klein, and Mr. Wender. Our Audit Committee charter requires that each member must be independent and the Board has determined that each of the members of the Audit Committee are independent within the meaning of the applicable The Nasdaq Global Select Market listing standards and SEC rules and regulations.

In addition, all Audit Committee members must be financially literate and at least one member must be a "financial expert," as defined by SEC regulations. Our Board has determined that the Audit Committee's financial expert is Mr. Wender based on, among other things, his over 40 years of experience as an investment banker with Goldman, Sachs & Co.

1 Any information that is included on or linked to our website is not part of this Form 10-K.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

Since inception, the Isis mission has been to create a new, more efficient technology for drug discovery and development, antisense technology, and exploit that technology to create a pipeline of first-in-class medicines to treat a wide range of diseases. Today, thanks to the innovation and perseverance of Isis, we believe antisense technology is taking its place as the third platform for drug discovery alongside small molecules and protein therapeutics.

Through the efficiency of our technology platform and business strategy we have built a pipeline of 38 drugs in development with under 400 employees, representing a ratio of 1 drug: 12 employees.
Isis is focused on innovation. Isis has implemented a unique business strategy that is intended to support long-term innovation based on the efficiency of antisense technology. Isis has created a unique innovation-focused, science–driven, culture that couples with the technology and business model to ensure long-term productivity and a commitment to the patients we serve.

Antisense technology exists today primarily because of the innovation at Isis. We have more than 1,300 issued patents that provide substantial control of key elements of the technology for many years to come. This intellectual property has been critical in the completion of partnerships that have resulted in over $1.4 billion in cash since 2007 and the development of a consortium of companies who advance the technology alongside us, and thereby increase our reach. We should continue to realize the value of our partnerships, and our consortium of companies, for many years to come in the form of license fees, milestone payments and royalties. Isis has been recognized as one of the top ten most innovative companies in the Biotechnology industry, based on number of granted patents, scientific strength, industry impact, technology strength and research intensity. Our nearly 1,900 issued patents and applications are all the more remarkable given that Isis has fewer than 400 employees. This means Isis has produced nearly five issued patents and applications per employee.

A key component of our business and organizational strategy is to maintain an optimal size to foster innovation. We believe the optimal size is approximately 400 employees. To maintain this optimal size we license our medicines at key value inflection points during development, thus avoiding the need to build the large, complex, inefficient organizations associated with fully integrated pharmaceutical companies. We also demand more of every employee at Isis and do not tolerate mediocrity. We have been remarkably successful in achieving these goals. Today we have 38 new medicines in development; one medicine in development per 12 employees. And we believe this productivity is sustainable. We plan to add three to five new medicines to the pipeline every year without significant increases in the number of employees.

By design, Isis demands more of every employee, particularly the middle and senior level leaders. This requires us to design our compensation system to recruit, motivate and retain outstanding individuals. Here too, we have been successful. Our average employee turnover rate over the last five years (reflected as of 3rd quarter each year) has averaged 7% per year, while the average turnover in the San Diego/La Jolla area for biotech/pharmaceutical companies over this period was 12.8% according to a survey published by Radford – an Aon Hewitt Company. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is as critical to our future success as it has been to the success we have enjoyed to date.

In summary, at Isis, our vision is clear and designed to promote long-term creation of value through innovation, and bring benefit to generations of patients with many diseases. Our vision is to:

	create and constantly advance a new, more efficient drug discovery platform, antisense technology;
	create a unique business model and culture committed to creating long-term value through innovation;
	broaden, deepen and advance our pipeline of antisense drugs;
	demand more of every employee - more commitment, more knowledge, more intensity, more innovation and more productivity;
	aggressively manage average and below average performance so every employee produces more; and
	demand great performance and pay for that performance.

Summary of Compensation Practices

Below we summarize some of our compensation practices, both the practices we implement because we believe they are consistent with our vision and building long-term stockholder value (see "What We Do" below), and those we choose not to implement as we believe they are counter to our vision and building long-term stockholder value (see "What We Don't Do" below):

What We Do	What We Don't Do
✓ Demand more of every employee: more commitment, more knowledge, more intensity, more innovation, more productivity	✗ Do not guarantee a cash bonus – cash bonuses can, and have been, zero
✓ Reward productivity and performance	✗ Do not provide perquisites for any employees
✓ Recognize the value of long-term employees and low turnover	✗ Do not provide "gross-up" payments, other than for relocation
✓ Use a balanced mix of fixed and variable cash incentives and long-term equity incentives	✗ Do not allow pledging, shorting or hedging against our stock
✓ Evaluate compensation compared to the 50th percentile of our peer group	✗ Do not reprice or "cash-out" stock options without stockholder approval
✓ Design our compensation philosophy and objectives to mitigate unnecessary or imprudent business risk taking
✓ Set explicit and demanding objectives at the beginning of each year from which we measure performance for the year
✓ Place a m aximum limit on Performance MBOs
✓ Set a strict budget for equity awards and salary increases
✓ Set the size of equity awards based on individual and company performance
✓ Require minimum vesting periods for equity awards
✓    Maintain equity holding periods that require our named executive officers and non-employee Board members to hold shares received from their RSUs until they meet certain ownership thresholds or no longer serve the company

✓ Maintain equity holding periods that require our employees to hold ESPP shares for a minimum of six months
✓ Require our executive officers and VPs to trade Isis' stock through Rule 10b5-1 trading plans
✓ Use a "double trigger" for cash payments for change of control
✓ Use an executive "claw-back" policy
✓ Use an independent compensation consultant engaged by the Compensation Committee

Compensation Overview and the Role of the Compensation Committee

We have designed our executive compensation program to attract and retain executives who can help us meet our business objectives and to motivate our executives to enhance long-term stockholder value. The Compensation Committee of the Board of Directors, with input from an independent compensation consultant, manages and oversees our executive compensation program. At the end of each year, and as otherwise required, the Compensation Committee approves the total compensation for each of our executive officers. In addition, the full Board of Directors reviews and approves the Compensation Committee's recommendations regarding the compensation of executive officers.

The Compensation Committee's responsibilities include:

	reviewing and approving overall compensation strategy;

	reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers;

	evaluating and recommending to the Board the compensation plans and programs advisable for Isis, as well as modifying or terminating existing plans and programs;

	establishing policies with respect to stock compensation arrangements;

	reviewing and approving compensation arrangements for our executive officers, including our Chief Executive Officer;

	reviewing and approving compensation arrangements for our Directors;

	administering our stock-based awards and ESPP;

	evaluating risks associated with our compensation policies and practices and assessing whether these risks are reasonably likely to have a material adverse effect on us;

	selecting and retaining a qualified, independent compensation consultant;

	performing other functions as may be necessary or convenient in the efficient discharge of the foregoing; and

	reporting to the Board of Directors from time to time, or whenever it is called upon to do so.

As the SEC continues to adopt the final rules implementing and defining the Dodd-Frank legislation, Isis' management and the Compensation Committee will:

	monitor the SEC's adoption of the final rules and definitions; and

	adjust Isis' compensation policies as necessary to satisfy the new rules.

Independent Compensation Consultant

The Compensation Committee has the authority and budget to hire an independent compensation consultant as it deems necessary. The Compensation Committee has retained Barney & Barney LLC as its independent compensation consultant. Barney & Barney LLC primarily provided the Compensation Committee advice in the following areas:

	selecting the 2014 Executive Peer Group;

	evaluating the pay mix for our named executive officers; and

	evaluating short-term and long-term incentives for our executive officers.

Barney & Barney LLC did not provide any additional services to us or our affiliates.

Compensation Philosophy

Our compensation philosophy supports and rewards the characteristics and behaviors we believe will make us successful:

Pay for Performance. We incorporate a number of features into our compensation structure to mitigate the risk that our compensation policies and practices could encourage unnecessary or imprudent business risk taking. We use a combination of compensation vehicles that provide a balanced mix of fixed and variable cash incentives, and long-term stock incentives. Our Performance MBOs are not guaranteed (i.e. are 100% at risk) and include a multiplier, or performance factor, based on Isis' and the employee's performance.  Therefore, if either Isis or the employee does not perform well, the Performance MBO can be, and has been, zero.

CEO Pay Ratio.  An executive officer's salary plus bonus represents the officer's total cash compensation. Our philosophy has been to have the CEO's total cash compensation be between 20-30 times the lowest levels of compensation received by an employee. Dr. Crooke's total cash compensation, over the last three years, was on average 24.3 times that of the average cash compensation for our lowest level employees and 1.92 times greater than the average of our other executive officers. We cover the specific elements of our compensation structure in more detail below.

Business Objectives

As noted above, our vision is clear and is designed to promote long-term creation of value through innovation, and bring benefit to generations of patients with many diseases. Our vision is to:

	create and constantly advance a new, more efficient drug discovery platform, antisense technology;

	create a unique business model and culture committed to creating long-term value through innovation;

	broaden, deepen and advance our pipeline of antisense drugs;

	demand more of every employee - more commitment, more knowledge, more intensity, more innovation, more productivity;

	aggressively manage average and below average performance so that every employee produces more; and

	demand great performance and pay for that performance.

Drug discovery and development across a portfolio of many drugs (currently 38 for Isis) is a long process that spans many years, where decisions we make today can have a positive or negative consequence five years, ten years, and even further into the future. As such, it is essential we set goals that incentivize our employees to execute our long-term strategy, because we believe our long-term strategy should continue to reward our stockholders into the future.
Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees.

For us to retain our technology leadership and effectively manage the technical complexity and broad scope of our development pipeline, our most senior executives must advance multiple drug strategies and collaborative partnerships in parallel and consistently over many years, versus emphasizing one or two at the expense of others that deserve attention. As a result, other than stock price, we do not use financial-based metrics as objectives, such as earnings per share, because financial metrics typically overly emphasize two or three annual business metrics and ignore the complexity of the tasks we are undertaking. By taking this approach, we avoid the temptation to deviate from creating fundamental long-term value to meet a short-term metric.

We structure our corporate objectives so they are results driven rather than task driven. We typically include a number of objectives that are based on achieving positive data in the clinic. For example, in 2014 we had a corporate objective to advance our pipeline with one of the measures being to achieve positive data from three Phase 2 studies. This type of objective only rewards our executives if the data are positive - we do this to encourage the prudent spending of stockholder money on development decisions. In other words, we want to structure our objectives to reward success based on judgment, rather than the making of "bad bets."

At the beginning of each year, we set aggressive corporate objectives that our Board approves. On at least a quarterly basis, the Board evaluates our progress in achieving these objectives. We define excellent performance as a year in which we have met most of our objectives.

Importance of Tenure; Our Investment in Knowledge-Rich Employees

It takes a significant period of time and a substantial investment to recruit and develop executives who possess the experience and talent necessary to lead at Isis given our innovative technology, innovative business strategy and complex drug development pipeline. Senior executives must have experience with all aspects of our business to be effective leaders. Our drug technology is a "platform technology", which means the more knowledge and experience an employee has with our technology platform, the better equipped she or he is to create value at Isis. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is critical to our future success.  For these reasons, it is our objective to attract and retain the best talent available and to invest in those individuals who deliver long-term productivity.

	Long tenure among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to our leadership in the industry and serves the interests of stockholders.

	Our focus on retention is coupled to a strong belief that executive talent most often should be developed and promoted from within Isis.

	The long tenure of high-performing executive officers reflects this strategy at all levels of the organization.

o	Our named executive officers, or NEOs, who served in 2014 have tenures at Isis ranging from 14 years to 26 years.

o	Our other officers who served in 2014 have on average 12 years of tenure at Isis.

	Each of the executive officers has been carefully evaluated and selected through a rigorous performance assessment process over a long career. In their current assignments, they remain subject to a challenging annual performance assessment in which they must continue to meet the highest standards or be reassigned or separated from the Company.

Elements of Executive Compensation

Employees in our organization do not share either accountability or responsibility equally for strategic and/or tactical decisions. It is well ingrained in our culture that not everyone should share the same level of risk/reward for the consequences of these decisions. As a result, we have structured the various components of our compensation system to reflect accountability both for the successes and failures (both long-term and short-term) of Isis and our employees. We pay our senior management team for results and their use of judgment in executing the strategies they have established. Therefore, the more senior a person becomes within Isis, the more the person's cash compensation will be "at risk." We compensate the more junior employees for accomplishing their work well and, therefore, a lower portion of their cash compensation is "at risk."
The more senior role a person plays, the more that person's cash compensation will be "at risk."

Our executive officers' total direct compensation consists of four elements:

(1)	base salary,

(2)	MBO – Performance Based – At Risk Cash Compensation, no portion of which is guaranteed,

(3)	stock-based compensation, and

(4)	the same benefits, including 401(k) matching, that we provide to all employees.

The MBO – Performance Based – At Risk Cash Compensation is the only element that does not apply to all employees. Individual Performance MBOs are available only to employees at the director level and above.

We consider many factors in determining the amounts we grant to our executives for each of the above three compensation elements. These factors include:

	company-wide performance, including achievement of corporate objectives;

	the Compensation Committee's assessment of our CEO's and executive officers' individual performance;

	competitive compensation practices;

	increased efficiencies and process improvements;

	effective collaboration and teamwork;

	individual expertise, skills and knowledge;

	the need to retain and motivate;

	the impact an individual's judgment has on our success or failure; and

	the advice of the Compensation Committee's independent compensation consultant.

The Compensation Committee relies on these and other factors such as general economic conditions, industry conditions, and the Compensation Committee's collective business judgment in setting and/or approving the appropriate increases. We do not have specific weightings assigned to these factors, as the importance of each factor can vary among the executive officers and from year to year.

Peer Group

The Compensation Committee considers relevant market pay practices when setting executive compensation to ensure our ability to recruit and retain high performing talent.

As part of setting the 2014 compensation, the Compensation Committee, in consultation with its independent compensation consultant, evaluated and selected a peer group of 25 life science companies for evaluating Isis' compensation (the "Executive Peer Group"). The Compensation Committee reviews the compensation of our NEOs against the Executive Peer Group's executive compensation to ensure that our compensation is competitive and to inform and shape its decision-making when setting compensation. However, the Compensation Committee does not strictly adhere to quantitative benchmarks.

The Executive Peer Group, which the Compensation Committee reviews on an annual basis, consists of companies that generally:

	are similar to Isis in terms of certain factors, including one or more of the following: size (i.e., revenue, market capitalization), industry, and stage of development;

	have named executive officer positions that are comparable to ours in terms of breadth, complexity and scope of responsibilities; and

	compete with us for executive talent.

The Executive Peer Group does not include companies headquartered outside the United States (because compensation and benefit practices are generally different outside the United States, the comparable compensation data for the named executive officers is not available and cost of living is different) or companies in industries whose compensation programs are not comparable to our programs, such as non-life science companies.

In June of 2014, the Compensation Committee reviewed the Executive Peer Group using the criteria listed above and publically available data as of April 2014. The Compensation Committee noted Isis' market capitalization was approximately $4.9 billion and had increased approximately 30% since the Compensation Committee last set the Executive Peer Group. As part of this process, the Compensation Committee looked at companies in Isis' industry with market capitalizations of between $1 billion and $8 billion, including looking at companies that identified Isis as a peer, so called "reverse peers". Based on this evaluation, the Compensation Committee added Akorn, NPS Pharmaceuticals, Pacira Pharmaceuticals and Pharmacyclics to the Executive Peer Group, as these companies fell within the market capitalization range, were in Isis' sector, and some were reverse peers. Additionally, the Compensation Committee removed Array BioPharma and Infinity Pharmaceuticals because they were below the market capitalization range, and removed ViroPharma because it was acquired by Shire. As of December 31, 2014, Isis' market capitalization had increased significantly to approximately $7.3 billion.

The following table lists the companies in the 2014 Executive Peer Group, along with Isis' rankings among these companies, based on market capitalization, and financial data reported by each company for the most recently-reported fiscal year at the time the Compensation Committee selected the Executive Peer Group, in June 2014.

Company (ticker)	Annual Revenues (in millions)	Market Capitalization (in millions)	Stage of Lead Drug
Accorda Therapeutics (ACOR)	$336.4	$1,589.2	Market
Akorn (AKRX)	$317.7	$2,094.5	Market
Alkermes (ALKS)	$575.6	$6,400.5	Market
Alnylam Pharmaceuticals (ALNY)	$47.2	$4,194.2	Phase III
Arena Pharmaceuticals (ARNA)	$81.4	$1,462.5	Market
Ariad Pharmaceuticals (ARIA)	$45.6	$1,501.8	Market
Auxilium Pharmaceuticals (AUXL)	$400.7	$1,406.3	Market
Exelixis (EXEL)	$31.3	$718.1	Market
Halozyme Therapeutics (HALO)	$54.8	$1,505.4	Market
ImmunoGen (IMGN)	$35.5	$1,255.1	Market
Incyte Corporation (INCY)	$354.9	$9,015.1	Market
InterMune (ITMN)	$70.3	$3,307.2	Phase III
Jazz Pharmaceuticals (JAZZ)	$872.4	$8,137.7	Market
Lexicon Pharmaceuticals (LXRX)	$2.2	$930.0	Phase III
MannKind (MNKD)	$0.0	$2,636.7	Phase III
Medivation (MDVN)	$272.9	$4,980.0	Market
Momenta Pharmaceuticals (MNTA)	$35.5	$606.1	Market
Nektar Therapeutics (NKTR)	$148.9	$1,590.7	Market
NPS Pharmaceuticals (NPSP)	$155.6	$3,104.1	Market
Pacira (PCRX)	$85.6	$2,326.9	Market
Pharmacyclics (PCYC)	$260.2	$7,644.9	Market
Seattle Genetics (SGEN)	$269.3	$5,400.2	Market
The Medicines Company (MDCO)	$687.9	$1,620.8	Market
Theravance (THRX)	$4.8	$3,437.7	Market
United Therapeutics (UTHR)	$1,117.0	$4,874.6	Market

Isis Pharmaceuticals, Inc. (ISIS)	$147.3	$4,958.2	Market
Isis' Ranking	14	7	NA
Isis' Percentile Rank	46%	75%	NA

The table below compares total cash compensation and the total direct compensation of our NEO's against that of the 50th percentile of the Executive Peer Group.

	2014 Total Cash Compensation (in thousands)		2014 Total Direct Compensation (in thousands)
Name	NEO	50th Percentile of Executive Peer Group	NEO	50th Percentile of Executive Peer Group
Stanley T. Crooke	$1,488,488	$1,327,900	$6,228,143	$4,126,200
Elizabeth L. Hougen	$584,600	$585,100	$1,741,542	$1,425,900
B. Lynne Parshall	$1,130,924	$855,100	$3,232,043	$2,864,500
Richard Geary	$636,066	$372,300	$1,785,888	$575,200
Brett Monia	$630,139	*	$1,787,115	*

*Due to the unique and complex nature of Dr. Monia's position at Isis, the outside compensation consultant advised the Compensation Committee that there were no appropriate comparable positions within the Executive Peer Group.

Total cash compensation in 2014 for our CEO, Dr. Crooke, was within +/- 20% of the 50th percentile of the Executive Peer Group.  Dr. Crooke's total direct compensation was above the 50th percentile of the Executive Peer Group due to the exceptional increase in Isis' stock price.

Our Productivity vs. Executive Peer Group

All companies in all industries strive to be more productive than their peers. Leadership management and compensation systems are all focused on enhancing long term productivity. However, measurement of productivity is challenging, particularly in biotechnology.

Even for established R&D based pharmaceutical companies for which the comparator group is obvious, comparisons of productivity are challenging. While revenues and profits per employee may be good measures for a portion of the equation, they are inadequate because they provide little insight into potential for topline sales growth and no insight into innovation, which is the foundation for long-term sustainable growth. To provide insight into these attributes, measures of the size, maturity and potential value of the drug pipeline are necessary. Additionally, measures of innovation such as numbers of issued patents can be used.

Because biotechnology companies' business models vary, ranging from companies repurposing a single in-licensed commercial drug, to companies developing in-licensed novel drugs, to true research-based companies and a few companies pioneering broad new technology platforms, comparisons of productivity within the biotechnology industry are even more challenging. Such comparisons are even more difficult for development stage pre-commercial companies.

Nevertheless, it is as important to develop productivity metrics and compare productivity for biotechnology companies as it is for any other industry. As Isis matures and achieves revenues from the commercial sale of its products, we will use revenue and profit per employee as metrics, supplemented by metrics that measure the value of our drug pipeline and innovation. We analyze our productivity against the Executive Peer Group and other leaders in drug development using, among other measures, number of drugs in clinical development per employee and number of patents per employee. The table below measures Isis on these productivity metrics against the median for the Executive Peer Group, and the leading company in the peer group for each productivity metric (based on the most recent Annual Report of the companies at the time the Compensation Committee selected the Executive Peer Group in June 2014):

	Drugs in Clinical Development per Employee	Patents per Employee
Isis' Ranking	1st	2nd
Executive Peer Group Median	1 drug for every 41 employees	1.22 patents per employee
Peer Leader for Drugs in Clinical Development per Employee (ImmunoGen)	1 drug for every 19 employees	NA
Peer Leader for Patents per Employee (Alnylam)	NA	4 patents per employee
Isis Pharmaceuticals, Inc. (ISIS)	1 drug for every 12 employees	3 patents per employee

As illustrated, Isis' innovative culture and business strategy have made Isis incredibly productive in terms of the number of drugs in development per employee and patents per employee.

Compensation Allocation/Pay Mix

A key element of our compensation philosophy is to monitor and adjust our pay mix for our senior management team so the pay mix is weighted less heavily on fixed compensation (salary) and more heavily weighted on at-risk cash compensation and long-term equity incentive compensation. As part of the Compensation Committee's review of our total pay mix for executive officers, the Compensation Committee implemented the following:

	Salaries were frozen for most NEOs from 2011-2013. The Compensation Committee did not increase salaries for the CEO and most of our NEOs for each of 2011, 2012 and 2013 to allow an increasing percentage of total compensation to be at risk;

	A significant portion of cash compensation is at risk. The Compensation Committee structures cash compensation such that a significant proportion of our CEO's, COO's and other NEO's cash compensation is at risk; and

	More of total compensation is long-term equity. The Compensation Committee adjusted the total pay mix for our CEO and other NEOs such that more of their compensation is in the form of long-term equity compensation.

An annual review of our total pay mix helps Isis compete for and retain talent in the competitive marketplace and maintain compensation equity and balance among positions with similar responsibilities. The target pay mix for our NEOs is a result of the compensation targets which emphasize long-term compensation versus short-term compensation. Actual salary levels, annual Performance MBO awards and long-term incentive awards will vary based on an individual's responsibilities, tenure in a particular position, experience, individual performance and company performance.

The following chart illustrates the portions of actual total direct compensation for the named executive officers that are composed of base salary, annual Performance MBO and long-term equity ($ shown in thousands) for 2013 and 2014:

Name	Year	Base Salary	Annual Performance MBO	Long-Term Equity	Base Salary %	Annual Performance MBO %	Long-Term Equity %
Stanley T. Crooke	2013	$735,169	$803,907	$1,203,708	27%	29%	44%
CEO & COB	2014	$768,252	$720,236	$4,720,669	12%	12%	76%
Elizabeth L. Hougen	2013	$365,496	$215,871	$167,880	49%	29%	22%
CFO	2014	$377,923	$206,677	$1,132,961	22%	12%	66%
B. Lynne Parshall	2013	$641,574	$526,171	$562,945	37%	30%	33%
COO	2014	$664,029	$466,895	$2,077,096	21%	15%	65%
Richard Geary	2013	$398,444	$225,918	$562,945	34%	19%	47%
SVP, Development	2014	$411,194	$224,872	$1,132,961	23%	13%	64%
Brett Monia	2013	$381,288	$142,983	$307,226	46%	17%	37%
SVP, Drug Discovery	2014	$396,158	$233,981	$1,132,961	23%	13%	64%

Base Salary

The fixed component of our compensation structure is base salary. We categorize our jobs in a system called broad-banding. That is to say there are relatively few job levels within Isis, specifically ten levels, but the scope of responsibility and accountability an employee may assume is broad. We do not have salary ranges, and therefore we do not set salary minimums or maximums. It is therefore possible that someone may be in a lower job level, but his or her salary may reach levels which exceed those of someone in a higher job level. We have chosen not to have salary ranges because years of experience have shown that this approach often creates unnecessary bureaucracy and a loss of talented individuals. Our aim is to attract and retain the most highly qualified employees in an extremely competitive market.

We determine base compensation levels for all our employees primarily by market forces. Accordingly, the Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable publicly held companies with which we compete for top talent. To this end, the Compensation Committee reviews market and peer company data, which includes competitive information relating to the mix and levels of compensation for executives in the life sciences industry. We obtain this information for the Executive Peer Group based on recent public filings with the SEC. In addition, we also review data from the Radford Global Life Sciences Survey, which is a summary of compensation data submitted by over 500 life sciences companies. The Committee uses these data to inform and shape its decision-making but does not strictly adhere to quantitative benchmarks. In addition, we assess whether the scope of job responsibilities and internal equity warrant a given base salary.
Base salaries for CEO and COO were frozen for 2011-2013.

Base salary is guaranteed to all employees as wages for hours worked. It represents consideration for the performance of job responsibilities. This portion of total cash compensation is not at risk and may increase as a result of how well an individual performs his or her job responsibilities.

Each year our employees are eligible to receive an appropriate merit salary increase. The Compensation Committee sets a Company-wide merit increase budget percentage based on Isis' performance and external factors such as the average merit budget of comparable companies. The actual merit increase award for each employee, including our executive officers, will vary depending upon the respective employee's contributions to Isis. For example, for 2014 performance the Company-wide merit increase budget was 3.5%, with a range of individual merit award increases of 0% to 7.0%. However, regardless of individual employee variances, we do not exceed the Company-wide approved merit budget.

The Compensation Committee evaluates each executive officer's performance to set his or her annual merit increase. As part of this process, the Compensation Committee reviews the written reports prepared by the CEO evaluating the performance of each individual executive officer. The Compensation Committee carefully considers these reports since our CEO is in the best position to evaluate our executive officers' day-to-day and overall performance. The Compensation Committee meets in executive session and evaluates the CEO's performance, primarily based upon the CEO's achievement of our company's objectives for the year. At the end of this process, the Compensation Committee determines the CEO's merit increase and approves or recommends changes to the merit increases for the remaining executive officers. Our CEO has no role in determining his own compensation.

The executive officers' new salaries for each year are calculated as follows:

● Current Base Salary (x) Merit Increase = Increase to Base Salary	Performance MBOs can be, and have in the past been, zero.
● Current Base Salary (x) Increase to Base Salary = New Base Salary	Performance MBOs have a maximum limit.

For example, Dr. Crooke's 2015 salary of $800,518 was calculated as follows:

2014 Base Salary	(x)	Merit Increase	=	Increase to Base Salary
$768,252	(x)	4.2%	=	$32,266
Current Base Salary	(+)	Increase to Base Salary	=	New Base Salary in 2015
$768,252	(+)	$32,266	=	$800,518

When reviewing salaries, the Compensation Committee noted that our CEO's salary, and the salary of three of our other NEOs, was greater than the 50th percentile of the Executive Peer Group (two were below the 50th). The Compensation Committee also noted its desired target mix of compensation is less weighted on salary and historically did not increase base salaries for the CEO, COO and most of the other NEOs for 2011-2013 to help adjust total pay mix so that it was weighted less heavily on fixed cash compensation. Given Isis' outstanding 2014 performance, and given that most salaries were fixed for three years, the Compensation Committee approved merit increases to each of the NEO's salaries for 2015.

MBO-Performance Based-At Risk Cash Compensation (Performance MBO)

The next component of an executive officer's compensation, as well as the compensation of our employees at the director level and above, is a performance based cash payment through our Performance MBO program. Our Performance MBO program rewards employees for reaching specific objectives and for the judgment they use in making decisions, while an employee's base salary compensates the employee for his or her continued service and performance. We do not guarantee a Performance MBO as compensation. It is totally at risk. As such, a Performance MBO represents an opportunity for reward based upon the individual's level of accountability and depends on the relative success of both Isis and the individual. Our approach for awarding MBO bonuses differs from salary increases because, unlike salary increases, market forces do not impact bonus amounts.

We calculate the actual amount of each executive officer's respective Performance MBO based on the following formula:

Base Salary (x) Target MBO % (x) Company Performance Factor (x) Individual Performance Factor = Performance MBO Amount

Performance MBOs can be zero.  The multipliers in this formula ensure we award bonuses based on both Isis' performance and individual performance.  This means an employee may not receive a Performance MBO even if he or she performed well in a year in which the Company does not meet its corporate objectives. Similarly, if an employee performed poorly in a year in which the Company met its corporate objectives, he or she may not receive a Performance MBO.

For example, in 1999 no Performance MBOs for executive officers were paid due to the failures Isis faced at the time. In 2004 our CEO's Performance MBO was 64% of the Performance MBO he received in 2003 because of disappointing clinical trial results; the Company Performance Factor was 50% that year. Conversely, in 2007 Isis had a seminal year and we rewarded our executive officers consistent with Isis' success.

Performance MBOs have a maximum limit.  Performance MBOs are limited by a maximum Company Performance Factor, maximum Individual Performance Factor and Target MBO Percentage:

	We have a maximum Company Performance Factor of 200% and a maximum Individual Performance Factor of 160%. This range represents the boundary conditions for our Performance Factors and ensures we reward our employees consistent with Isis' success.

	We base Target MBO Percentages on position levels within Isis. The Target MBO percentages for 2014 were: Directors 15%; Executive Directors 20%; Vice Presidents 25% or 30%; Senior Vice Presidents 35%, COO 45%; and CEO 60%.

An individual's Target MBO percentage does not change unless he or she changes position level or the Compensation Committee sets a new target for that level. The table below summarizes the minimum and maximum MBO for 2014 as a percentage of salary:

Name	Minimum MBO Percentage of Salary	Maximum MBO Percentage of Salary
Stanley T. Crooke	0%	192%
Elizabeth L. Hougen	0%	112%
B. Lynne Parshall	0%	144%
Richard Geary	0%	112%
Brett Monia	0%	112%

The Compensation Committee sets the Company Performance Factor based on the following process:

	Isis' achievement of the approved corporate objectives for the year. At the end of each year, the Compensation Committee meets to evaluate Isis' overall performance. As described below in the chart called "Evaluation of 2014 Corporate Objectives," the Compensation Committee measures Isis' performance based upon the achievement of goals that were set at the beginning of the year and agreed upon by our Board and upper management.

	In addition, the Compensation Committee considers our one-, three- and five-year total stockholder returns, and based on these returns may reduce the Individual Performance Factors for our executive officers.

	The Compensation Committee then reviews the Company Performance Factor history from the prior ten years to form a comparison for our current year's successes and/or failures.

	Finally, the Compensation Committee approves each executive officer's Individual Performance Factor based on the individual's performance.

Once the Compensation Committee has determined the elements of the formula above, we use that formula to calculate each executive officer's Performance MBO.

Evaluation of 2014 Corporate Objectives.  On December 16, 2014, the Compensation Committee completed its evaluation of the Company's performance against the 2014 Corporate Objectives.

The Compensation Committee set the Company Performance Factor for the 2014 MBO at 125% due to our strong achievements for the year across drug discovery, development and corporate development, including the significant increase in the stock price, continued advancement of the ongoing Phase 3 study for ISIS-TTRRx, including an $18 million payment from GSK, advancing key programs into Phase 3 studies, and six positive efficacy studies for drugs in our pipeline. The table below provides a detailed evaluation of each objective and the related achievements:

Evaluation of 2014 Corporate Objectives
	Objective & Pre-Approved Measures	Evaluation
1
Advance Pipeline:

    Add four new drugs into pipeline

    Initiate Phase 2 Clinical Trials on four drugs

    Report positive Phase 2 clinical data on at least three drugs

    Initiate Phase 3 Clinical Trials on ISIS-SMNRx (two patient populations)

    Initiate Phase 3 Clinical Trials on ISIS-APOCIIIRx (two patient populations)

    Continue to advance ongoing Phase 3 clinical trial for ISIS-TTRRx

    Complete discussions with FDA and EMA that are supportive of advancing ISIS-SMNRx and ISIS-APOCIIIRx into Phase 3 clinical trials

Isis exceeded this objective:

    Isis added six drugs to its pipeline

    Isis and its partners initiated Phase 2 clinical studies for four drugs

    Isis reported positive Phase 2 clinical data on seven drugs

    Isis initiated ENDEAR and CHERISH, Phase 3 studies for ISIS-SMNRx

    Isis initiated APPROACH, a Phase 3 study for ISIS-APOCIIIRx

    Isis successfully advanced the ongoing Phase 3 Clinical Trial for ISIS-TTRRx

    Discussions with FDA and EMA were supportive of advancing ISIS-SMNRx and ISIS-APOCIIIRx into Phase 3 clinical trials

2	Stock price increase by a percentage greater than or equal to median of the companies listed in the NASDAQ Biotechnology Index	Isis exceeded this objective:  Isis' stock price increased over 50% for the year while the median stock price change for companies listed in the NASDAQ Biotechnology Index increased 17%
3	Meet budget and financial projections for the year	Isis exceeded this objective:  Isis met its budget  Isis significantly exceeded its financial guidance for the year

	Objective & Pre-Approved Measures	Evaluation
4
Make Biogen Idec relationship successful:

    Target sanction of at least two targets

    Initiate Phase 1 clinical trial for ISIS-DMPKRx

    Identify at least two Collaboration Targets

    Identify at least two Development Candidates

    Achieve $120 million in revenue from relationship

Isis exceeded this objective:

    Isis achieved target sanction for two targets under its Biogen Idec collaborations

    Isis initiated a Phase 1/2 study of ISIS-DMPK-2.5Rx

    Isis identified two collaboration targets under its Biogen Idec collaborations

    Isis identified two Development Candidates under its Biogen Idec collaborations

    Isis recognized over $123 million in revenue during 2014 under its Biogen Idec collaborations

5	Advance at least one LICA development candidate through IND-enabling toxicology studies	Isis met this objective:  Isis completed IND-enabling toxicology studies for a LICA development candidate
6	Strengthen clinical leadership and organization  Successfully integrate new medical leadership	Isis exceeded this objective:  Isis hired five new medical doctors into its clinical organization and successfully integrated them
7	Develop and execute long term commercialization/partnering strategy for ISIS-APOCIIIRx	Isis met this objective:  Isis established Akcea Therapeutics to develop and commercialize the drugs from its lipid franchise
8	Complete an additional strategic partnership	Isis met this objective:  Isis formed an alliance with Janssen Biotech, Inc. to discover and develop antisense drugs to treat autoimmune disorders of the GI tract.
9	Achieve $18 million milestone for ISIS-TTRRx	Isis received an $18 million milestone payment from GSK related to advancing the Phase 2/3 study of ISIS-TTRRx
Unplanned Accomplishments for 2014
10
Isis successfully completed an offering of $500 million aggregate principal amount of Convertible Senior Notes due 2021 in a private placement. Isis used a significant amount of the net proceeds from the offering to repurchase a large portion of its 2 ¾% Convertible Senior Notes due 2019.

11	Isis appointed Paula Soteropoulos as president and chief executive officer of Akcea Therapeutics.
12	Isis strengthened its management team with the addition of Sarah Boyce as chief business officer.
13	Isis published the Phase 2 clinical data of ISIS-APOCIIIRx in patients with familial chylomicronemia in the New England Journal of Medicine.
14	Isis published the Phase 2 clinical data of ISIS-FXIRx in the New England Journal of Medicine.
15	Isis formed an alliance with AstraZeneca to discover and develop novel delivery methods for antisense oligonucleotides.
16	Isis generated cash from the sale of stock Isis owned in its satellite company partners of more than $25 million, including more than $20 million from the sale of Regulus stock.
17	Isis favorably negotiated a tax benefit from the State of California Franchise Tax Board.

Once the Committee establishes the Company Performance Factor, the Committee next reviews individual performance and sets each Executive Officer's Performance MBO payout. The following table illustrates the Performance MBOs approved for 2014 performance:

Name	Base Salary	Target MBO %	Company Performance Factor	Individual Performance Factor	Resulting Performance MBO	Results Considered When Setting Individual Performance Factor(1)
Stanley T. Crooke(2)	$768,252	60%	125%	125%	$720,236	1-17
Elizabeth L. Hougen	$377,923	35%	125%	125%	$206,677	2,3,7,8,10 & 15-17
B. Lynne Parshall(2)	$664,029	45%	125%	125%	$466,895	1-17
Richard S Geary	$411,194	35%	125%	125%	$224,872	1-6, 9, 13 & 14
Brett Monia	$396,158	35%	125%	135%	$233,981	1-5, 8, 9 & 13-15

(1)	The numbers correspond to the enumerated objectives in the table entitled "Evaluation of 2014 Corporate Objectives" on pages 119 through 120. The Compensation Committee reviews the individual's contribution towards the corporate objective when setting the Individual Performance Factor.

(2)	Since our CEO and COO are ultimately responsible for the Company's performance, their Individual Performance Factors are usually the same as the Company Performance Factor.

The Company Performance Factor reflects a decrease of 10 percentage points from the 2013 Company Performance Factor of 135%, but reflects a very strong year of performance. As noted earlier, the corporate objectives are set and approved by our Board at the beginning of each year. We ensure these objectives are aggressive and we define excellent performance as a year in which we have met most of the objectives.

Stock Compensation

We use stock options and RSUs to give all employees, including Isis' executive officers, an economic interest in the long-term appreciation of our common stock. We believe awarding a combination of stock options and RSUs provides a number of benefits. Stock options provide a way to align employee interests with those of upper management and the stockholders because as our stock price increases, so too does the employee's compensation. In 2012, we started granting RSUs as part of the annual merit equity awards. RSUs are a strong retention vehicle for employees as the RSUs vest in annual installments over four years and have value upon vesting, but at the same time, require fewer shares than option awards.
Our Stock Awards reward performance and incentivize long-term stock appreciation and increased stockholder returns.

Some of our largest institutional stockholders agree our stock options are performance-based and the best vehicle for our long-term compensation. Our independent compensation consultant did not recommend we change our equity vehicles.  Over the past several years we discussed our use of time-vested stock options and RSU awards with our institutional stockholders. The results of this process were that one of our largest institutional stockholders agreed that time-vested options are the best long-term incentive compensation vehicle for a biopharmaceutical company at our stage, and others agreed that our time-vested stock options are performance-based compensation. Our independent compensation consultant also believes time-vested stock options are performance-based compensation and an appropriate equity vehicle for Isis. Also we would be disadvantaged if we did not offer time-vested equity awards since most companies we compete with for talent (including most companies in the Executive Peer Group) do not use event-based vesting for equity compensation.

We grant existing employees new options and RSUs annually to provide a continuing financial incentive in Isis' long-term success. We set the size of the equity awards based on individual and company performance during the previous year.

Vesting schedules reward long-term performance and incentivize long-term stock appreciation and increased stockholder returns.  For each stock option and RSU granted, the Compensation Committee sets a vesting schedule over four years, with no vesting during the first year. Therefore, the stock options and RSUs granted to our executive officers directly align the interests of our executive officers with the interests of our stockholders and Isis' long-term success. The actual economic value of stock option awards depends directly on the performance of our stock price over the period during which the awards vest and the period in which the options may be exercised. In other words, the stock options are not worth anything if our stock price does not increase above the exercise price. Our executive officers will only realize economic value when our stock price, and consequently stockholder value, increases. Similarly, in the same way our stockholder returns increase and decrease based on our stock's performance, the value to our employees of the RSUs increases and decreases based on our stock's performance.

We do not tie vesting to the achievement of specific events, such as annual metrics, because we do not want to encourage our employees to deviate from our company objectives, which we believe optimizes sustained stockholder value; nor do we want our employees to take unnecessary risks just to meet a short-term metric.

The stock option vesting schedule is typically over a 4-year period at the rate of 25% at the end of the first year and then at the rate of 2.08% per month for 36 months thereafter during the optionee's employment. The RSU vesting schedule is typically over a 4-year period at the rate of 25% per year. In addition, as further described below, our executive officers must hold shares received upon vesting of their RSUs until they meet certain ownership thresholds or no longer serve the Company. These practices align our employee compensation with our stockholders' interests because if stockholder value declines over time, so too will the value of the equity compensation provided to all employees. We have historically had low employee turnover, particularly in our management team, and the members of our management have traditionally held their options for a long period of time before exercise. Our low turnover is indicative of our employees' commitment to Isis and its technology, and reflects our officers' belief in the long-term value of our stock.

Our stock compensation budget minimizes dilution.   Each year the Compensation Committee approves a budget that sets the number of stock options and RSUs we can grant our employees for annual merit awards. We do not grant options or RSUs that exceed this budget without the Compensation Committee's approval. Over the past three years, the average merit award stock budget set by the Compensation Committee has been approximately 1.6% of our outstanding common stock on an issued and outstanding basis. This stock compensation budget, and therefore our equity compensation burn rate, is well below the Executive Peer Group average of 3.1% from 2011 through 2013. We believe this stock budget is an important tool to balance our compensation objectives with stockholder interests. For 2014 performance, the Compensation Committee set a merit stock award budget that resulted in 1.48 million stock options and 246,826 RSUs awarded to employees, including the executive officers. Together these shares represent approximately 1.5% of our outstanding common stock on an issued and outstanding basis for that year. This budget, as well as each employee's position level and performance in the previous year, ultimately determines the size of the individual annual stock grant.

Our executive officers and members of our Board of Directors must hold the shares issued under their RSUs until they have met an ownership guideline and all employees must hold shares purchased under our ESPP for six months.

In February 2013, our Compensation Committee and our Board approved stock ownership and holding guidelines for our executive officers and members of the Board. These guidelines require our executive officers and non-employee Board members to hold the shares they receive under their RSU awards until they achieve the guidelines or no longer serve the Company. Shares sold or surrendered to pay for withholding taxes associated with the RSU awards are exempt from these holding requirements.

The table below indicates the stock ownership guidelines for our executive officers and Board members:

Executive Officer/Director	Stock Ownership Guideline (as a multiple of base salary/annual cash retainer)
CEO(1)	3 times Base Salary
COO	2 times Base Salary
All other executive officers	1 times Base Salary
Non-employee Directors	4 times Annual Cash Retainer

(1)	Dr. Crooke currently meets these ownership guidelines.

In addition, our ESPP has a six month minimum holding period for shares purchased under the ESPP.

Dr. Crooke currently holds approximately 725,000 shares of our common stock and has held these shares throughout his 25-year tenure.  As of December 31, 2014, Dr. Crooke's holding represented approximately 55 times his Base Salary.

We have a recoupment/"clawback" policy. If we are required to prepare an accounting restatement due to the material noncompliance of Isis, as a result of misconduct, with any financial reporting requirement under the securities laws, Isis' Chief Executive Officer and Chief Financial Officer shall reimburse Isis for:

	any bonus or other incentive-based or equity-based compensation received by that person from Isis during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial document embodying such financial reporting requirement; and
	any profits realized from such executive's sale of Isis' securities during that 12-month period.

The SEC may exempt any person from the application of this executive recoupment policy, as it deems necessary and appropriate.

In addition, if and when the SEC adopts implementing regulations under Section 954, "Recovery of Erroneously Awarded Compensation" under The Dodd-Frank Wall Street Reform and Consumer Protection Act, our Nominating, Governance and Review Committee will promptly adopt appropriate updates to this policy to comport with such implementing regulations.

We explicitly prohibit employees from "shorting" and hedging against our stock and pledging our stock.  To help avoid situations in which our employees may benefit from transactions that harm our stockholders, our policies specifically prohibit all employees, including our executive officers, from taking a "short" position in our stock and otherwise hedging their position in our stock against a future drop in our stock price. In addition, we specifically prohibit all of our employees from pledging our stock and trading derivative instruments based on our common stock (e.g. put or call options for our stock).

10b5-1 plan required for executive officers and vice presidents.  We have a Rule10b5-1 trading program.  Our Rule 10b5-1 trading program allows our executive officers, vice presidents and other employees, to establish plans that permit prearranged future sales of his or her stock when there is no material non-public information available. We do not allow our executive officers or vice presidents to buy or sell our stock outside of the Rule 10b5-1 trading program except for purchases of our stock under our ESPP (but not subsequent sales of the stock) and transactions that are automatically effected by Isis' stock administrator in connection with the vesting and release of RSUs.

Perquisites

We are committed to using stockholder money responsibly, to building stockholder value and ensuring our processes are entirely transparent. As a result, Isis' policies do not provide for perquisites for any employees, including our executive officers.

Retirement & Other Benefits

We maintain a highly competitive position with regard to the benefits offered to all regular employees, including our executive officers. These benefits include medical, dental and vision insurance, EAP/WorkLife, basic life insurance, short-term disability/sick pay, long-term disability, vacation, holidays, a 401(k) plan with employer match, an ESPP and Accidental Death & Dismemberment (AD&D) insurance.

Recognizing that health care costs constitute a greater fraction of disposable income for lower paid employees, we have a progressive contribution premium for our health care benefits, which means the more money an Isis employee makes, the more he or she contributes to the costs of his or her family's health care.

Retention and Change of Control Agreements

We designed our retention agreements for our CEO and COO and the related severance compensation provisions to meet the following objectives:

Change in Control.   As part of our normal course of business and as a result of our business strategy, we engage in discussions with other biotechnology and pharmaceutical companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger established pharmaceutical companies consider companies at similar stages of development to ours as potential acquisition targets. Occasionally, a transaction in the biotech/biopharmaceutical industry may start as a licensing transaction, but ultimately result in an acquisition. In certain scenarios, the potential for merger or being acquired may be in the best interests of our stockholders. As further described on pages 131 and 132, we provide a component of severance compensation for our CEO and COO to promote their ability to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

Termination without Cause.  If we terminate the employment of our COO "without cause" we will pay her the benefits described under "Post-Employment Compensation – Retention and Change of Control Agreements." This agreement provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders' best interests.

2014 Say-on-Pay Vote

We value the feedback our stockholders provide regarding executive compensation. As such, we are committed to providing our stockholders the opportunity for a "Say-on-Pay" vote annually.

In 2014 we asked our stockholders to provide a non-binding approval regarding our executive officer compensation for the previous year. This proposal, commonly known as a "Say-on-Pay" proposal, gave our stockholders the opportunity to express their views on the compensation paid to our NEOs. At our 2014 Annual Meeting of Stockholders, we received an advisory vote in favor of our executive compensation by over 98% of the shares voted at the meeting.

Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2014, 2013, and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers at December 31, 2014, called our "named executive officers."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Stanley T. Crooke Chairman, President, Chief Executive Officer	2014	$768,252	$720,236	$1,489,375	$3,231,294	$18,986	$6,228,143
	2013	$735,169	$803,907	$325,971	$877,737	$15,752	$2,758,536
	2012	$735,169	$367,585	$90,516	$344,921	$17,815	$1,556,006
Elizabeth L. Hougen Senior Vice President, Finance and Chief Financial Officer	2014	$377,923	$206,677	$357,450	$775,511	$23,981	$1,741,542
	2013	$365,496	$215,871	$(4) 54,419	$(4) 113,461	$20,618	$769,865
	2012	$337,036	$131,444	$16,462	$62,741	$21,148	$568,831
B. Lynne Parshall Director, Chief Operating Officer	2014	$664,029	$466,895	$655,325	$1,421,771	$24,023	$3,232,043
	2013	$641,574	$526,171	$152,482	$410,463	$20,636	$1,751,326
	2012	$641,574	$256,630	$52,136	$198,675	$22,600	$1,171,615
Richard S. Geary Senior Vice President, Development	2014	$411,194	$224,872	$357,450	$775,511	$16,861	$1,785,888
	2013	$398,444	$225,918	$82,117	$221,049	$14,695	$942,223
	2012	$398,444	$143,440	$23,583	$89,879	$17,048	$672,394
Brett Monia(5) Senior Vice President, Drug Discovery and Corporate Development	2014	$396,158	$233,981	$357,450	$775,511	$24,015	$1,787,115
	2013	$381,288	$142,983	$83,145	$224,081	$22,834	$854,331

(1)	We present bonuses in the years they were earned, not in the year paid. Bonuses represent compensation for achievements and are not necessarily paid in the year they are earned; for example, in January 2015 we paid bonuses for 2014 performance.
(2)	Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with FASB Topic ASC 718 ("ASC 718") for stock and option awards granted to our named executive officers. ASC 718 expense for the option awards is based on the fair value of the awards on the date of grant using an option-pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. For more information, please see Note 5, Stockholders' Equity, regarding assumptions underlying valuation of equity awards.
(3)	Includes AD&D, Basic Life, Medical, Dental, Vision, and 401(k) matching contributions which are available to all employees.
(4)	Ms. Hougen received additional stock options and stock awards due to her promotion to Chief Financial Officer in January 2013.
(5)	Mr. Monia was not a named executive officer in 2012 or 2013. We are not disclosing compensation for 2012 as permitted by SEC regulations.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2014, certain information regarding grants of plan-based awards to our named executive officers:

Grants of Plan-Based Awards in Fiscal 2014

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)
Stanley T. Crooke	1/2/14		187,500	$39.87	$3,231,294
	1/15/14	31,250			$1,489,375
Elizabeth L. Hougen	1/2/14		45,000	$39.87	$775,511
	1/15/14	7,500			$357,450
B. Lynne Parshall	1/2/14		82,500	$39.87	$1,421,771
	1/15/14	13,750			$655,325
Brett Monia	1/2/14		45,000	$39.87	$775,511
	1/15/14	7,500			$357,450
Richard S. Geary	1/2/14		45,000	$39.87	$775,511
	1/15/14	7,500			$357,450

(1)	Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with FASB Topic ASC 718 ("ASC 718") for stock and option awards granted to our named executive Officers. ASC 718 expense for the option awards is based on the fair value of the awards on the date of grant using an option-pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. For more information, please see Note 5, Stockholders' Equity, regarding assumptions underlying valuation of equity awards.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

The Compensation Committee granted merit non-statutory stock options to the executive officers on January 2, 2014.  All of these stock options were granted out of our 2011 Plan.  The options have a term of seven years and vest at the rate of 25% for the first year and then at the rate of 2.08% per month for 36 months thereafter during the optionee's employment.

The Compensation Committee granted RSUs to the executive officers on January 15, 2014.  All of these RSUs were granted out of our 2011 Plan.  The RSUs vest at the rate of 25% per year over four years with a vesting commencement date of January 15, 2014.

Outstanding Equity Awards at Fiscal Year-End  –  Executive Officers.

The following table shows for the fiscal year ended December 31, 2014, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

Other than the equity awards described in the table below, there were no equity incentive plan awards outstanding for our named executive officers at December 31, 2014.

Outstanding Equity Awards At December 31, 2014

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)
Stanley T. Crooke	1/4/2010	109,163	--	$11.27	1/3/2017	--	--
	1/3/2011	119,552	2,544	$10.29	1/2/2018	--	--
	1/3/2012	78,169	29,034	$7.25	1/2/2019	--	--
	1/30/2013	63,815	69,365	$14.69	1/29/2020	--	--
	1/2/2014	--	187,500	$39.87	1/1/2021	--	--
	1/15/2012	--	--	--	--	5,954	$367,600
	1/30/2013	--	--	--	--	16,642	$1,027,477
	1/15/2014	--	--	--	--	31,250	$1,929,375
Elizabeth L. Hougen	1/2/2009	12,657	--	$14.47	1/1/2016	--	--
	1/4/2010	20,000	--	$11.27	1/3/2017	--	--
	1/3/2011	21,541	459	$10.29	1/2/2018	--	--
	1/3/2012	14,218	5,282	$7.25	1/2/2019	--	--
	1/2/2013	7,522	8,178	$10.82	1/1/2020	--	--
	1/2/2013	3,593	3,907	$10.82	1/1/2020	--	--
	1/2/2014	—--	45,000	$39.87	1/1/2021	--	--
	1/15/2012	--	--	--	--	1,082	$66,803
	1/15/2013	--	--	--	--	937	$57,850
	1/15/2013	--	--	--	--	1,961	$121,072
	1/15/2014	--	--	--	--	1,082	$66,803
B. Lynne Parshall	1/3/2011	6,074	1,519	$10.29	1/2/2018	--	--
	1/3/2012	5,146	16,724	$7.25	1/2/2019	--	--
	1/30/2013	27,332	32,438	$14.69	1/29/2020	--	--
	1/2/2014	0	82,500	$39.87	1/2/2021	--	--
	1/15/2012	--	--	--	--	3,430	$211,768
	1/30/2013	--	--	--	--	7,785	$480,646
	1/30/2014	--	--	--	--	13,750	$848,925

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)
Brett P. Monia	1/3/2011	7,129	471	$10.29	1/2/2018	--	--
	1/1/2012	5,468	2,032	$7.21	12/31/2018	--	--
	1/3/2012	3,849	5,144	$7.25	1/2/2019	--	--
	1/30/2013	16,291	17,709	$14.69	1/29/2020	--	--
	1/2/2014	0	45,000	$39.87	1/1/2021	--	--
	1/15/2012	--	--	--	--	1,054	$65,074
	1/15/2012	--	--	--	--	416	$25,684
	1/30/2013	--	--	--	--	4,245	$262,086
	1/15/2014	--	--	--	--	7,500	$463,050
Richard S. Geary	1/4/2010	80	--	$11.27	1/3/2017	--	--
	1/3/2011	7,729	697	$10.29	1/2/2018	--	--
	1/3/2012	6,470	7,565	$7.25	1/2/2019	--	--
	1/30/2013	7,771	17,469	$14.69	1/29/2020	--	--
	1/2/2014	0	45,000	$39.87	1/1/2021	--	--
	1/15/2012	--	--	--	--	1,551	$95,759
	1/30/2013	--	--	--	--	4,192	$258,814
	1/15/2014	--	--	--	--	7,500	$463,050

(1)	The options have a term of seven years and vest at the rate of 25% for the first year and then at the rate of 2.08% per month for 36 months thereafter during the optionee's employment.

(2)	The RSUs were granted out of our 2011 Equity Incentive Plan. The RSUs vest at the rate of 25% per year over four years.

(3)	Market value of stock awards was determined by multiplying the number of unvested shares by $61.74, which was the closing market price of our common stock on the Nasdaq Global Select Market on December 31, 2014, the last trading day of fiscal 2014.

Option Exercises and Stock Vested

The following table shows for the fiscal year ended December 31, 2014, certain information regarding option exercises and stock awards vesting during the last fiscal year with respect to our named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stanley T. Crooke	10,000	$309,500	8,526	$406,349
	3,000	$83,250
	13,000	$325,221
	20,000	$468,820
	15,500	$325,252
	15,000	$240,825
	5,000	$105,200
	3,000	$63,240
	2,500	$52,950
	3,000	$63,390
	2,000	$42,220
	11,000	$226,941
	10,000	$189,850
	7,000	$204,246
	11,000	$281,402
	4,000	$102,120
	25,000	$619,575
Elizabeth L. Hougen	- -	- -	1,509	$71,919
B. Lynne Parshall(2)	2,510	$76,382
	3,972	$149,097
	8,561	$324,214
	443	$14,615
	15,875	$684,435
	10,628	$318,318	4,310	$205,415
	23,635	$947,149
	31,028	$1,195,105
Brett Monia	15,000	$417,810	2,151	$102,517
	2,344	$62,993
	10,000	$308,940
Richard S. Geary	8,300	$293,455	2,174	$103,613
	7,400	$203,966
	13,900	$594,864
	7,600	$241,148

(1)	Each individual executed each option exercise and resulting sales pursuant to the individual's Rule 10b5-1 trading plan.

(2)	Includes options exercised by Ms. Parshall's daughters and son-in-law.

Post-Employment Compensation

Pension Benefits and Nonqualified Deferred Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees.  Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan.  In 2014, we contributed to each participant a matching contribution equal to 25% of the first 6% of the participant's compensation that has been contributed to the plan.  In 2014, the maximum matching contribution was $5,850.  In 2015, we will contribute to each participant a matching contribution of 50% of the first 6% of the participant's compensation that has been contributed to the plan. We do not provide any nonqualified defined contribution or other deferred compensation plans.

Employment Agreements

All of our employees, including our executive officers, are employees-at-will and as such do not have employment contracts with us, except in the case of some severance agreements, the details of which are provided below.

Retention and Change of Control Agreements

In December 2008, we amended and restated our severance agreements with Stanley T. Crooke and B. Lynne Parshall to clarify the provisions of such agreements in light of Section 409A of the Code.

Specifically, these severance agreements provide the following severance benefits:
-	Dr. Crooke will be eligible to receive a lump sum severance payment equal to 36 months of his then-current base salary in the event his employment is terminated as a result of a change of control of Isis; and
-	Ms. Parshall will be eligible to receive a lump sum severance payment equal to:
-    18 months of her then-current base salary in the event that her employment is terminated without cause; and
-    30 months of her then-current base salary in the event that her employment is terminated as a result of a change of control of Isis.

These agreements will remain in effect as long as each individual continues to be employed by Isis.

In addition, the Compensation Committee has approved that in the event of a change of control, the vesting and exercisability of Dr. Crooke and Ms. Parshall's then outstanding and unvested stock options and RSUs will be accelerated in full, to the extent permitted by the applicable stock option plan.

Conditions

As a condition to receiving payments under each of the retention and change of control agreements described above, the officer is required to return all of our property and information and sign an agreement releasing Isis from liability.

Potential Payments Upon Termination or Change-of-Control

The following table estimates the lump sum payments that would be required under the agreements described above that were effective as of December 31, 2014.  This table estimates the lump sum payments based upon either a termination without cause or a termination in connection with a change of control assuming either occurred on December 31, 2014.  The estimates in this table are forward-looking statements.  Please see the special note regarding forward-looking statements on page 2 of this Form 10-K.

	Termination Event
Name	Termination Without Cause	Termination in a Change of Control
Stanley T. Crooke	--	$2,304,756
B. Lynne Parshall	$996,044	$1,660,073

Director Compensation

We pay our non-employee Directors a base fee of $50,000 with additional role-based compensation as noted below:

Role	2014 Cash Compensation
Board Member (Base)	$50,000
Committee Chairs (Additional)
Audit	$24,000
Compensation	$15,000
Nominating & Gov.	$10,000
Agenda	$10,000
Committee Member (Additional)
Audit	$10,000
Compensation	$7,500
Nominating & Gov.	$5,000
Agenda	$5,000
Scientific/Medical	$10,000

If the Board creates new committees, we anticipate that the non-employee members of such new committee will receive additional compensation for their role on those committees. We do not pay Board members additional compensation for attending Board meetings, but we do reimburse them for the expenses they incur to attend the meetings.

In 2014, each non-employee Director also received automatic stock award grants under our Directors' Plan.  On July 1, 2014, under the Directors' Plan, each of our non-employee Directors serving at that time received an option to purchase 16,000 shares of our common stock, at an exercise price of $35.53 per share, the fair market value of the common stock on the date of the grant, based on the closing sales price reported on the Nasdaq Global Select Market, and an RSU for 2,667 shares.  The options and RSUs vest over a four-year period in equal annual installments.

The following table shows for the fiscal year ended December 31, 2014 certain information with respect to the compensation of all our non-employee Directors:

Director Compensation for Fiscal 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Spencer R. Berthelsen	$85,000	$94,759	$316,388	--	$496,147
Breaux B. Castleman	$60,000	$94,759	$316,388	--	$471,147
Joseph Klein	$60,000	$94,759	$316,388	--	$471,147
Joseph Loscalzo (2)	$65,000	$278,846	$932,098	--	$1,275,944
Frederick T. Muto	$55,000	$94,759	$316,388	--	$466,147
Joseph H. Wender	$86,500	$94,759	$316,388	--	$497,647

(1)	Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with FASB Topic ASC 718 ("ASC 718") for stock and option awards granted to the Directors. ASC 718 expense for the option awards is based on the fair value of the awards on the date of grant using an option-pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. For more information, please see Note 5, Stockholders' Equity, of the consolidated financial statements in this Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	Includes an option to purchase 22,500 shares of our common stock and an RSU for 3,750 shares of our common stock, which were automatically granted to Dr. Loscalzo under the Directors' Plan when he joined our Board.

Outstanding Equity Awards at Fiscal Year-End – Directors

The following table shows for the fiscal year ended December 31, 2014, certain information regarding outstanding awards at fiscal year-end of all our non-employee Directors:

Outstanding Equity Awards At December 31, 2014
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2) (3)	Market Value of Shares or Units of Stock that Have Not Vested (4) ($)
Spencer R. Berthelsen	10,000	0	$3.95	6/30/15	4,697	$289,993
	12,500	0	$5.93	7/2/16
	12,500	0	$9.77	7/1/17
	15,000	0	$13.88	6/30/18
	15,000	0	$16.32	6/30/19
	15,000	0	$9.22	6/30/20
	11,250	3,750	$9.30	6/30/21
	5,626	5,624	$12.94	7/1/22
	2,813	8,437	$28.47	6/30/23
	0	16,000	$35.53	6/30/24
Breaux B. Castleman	5,625	16,875	$26.66	6/24/23	6,885	$425,080
	2,813	8,437	$28.47	6/30/23
	0	16,000	$35.53	6/30/24
Joseph Klein	3,750	0	$9.22	6/30/20	4,697	$289,993
	3,750		$9.30	6/30/21
	2,813	5,624	$12.94	7/1/22
	2,813	8,437	$28.47	6/30/23
	0	16,000	$35.53	6/30/24
Joseph Loscalzo	0	22,500	$49.09	2/2/24	6,417	$396,186
	0	16,000	$35.53	6/30/24
Frederick T. Muto	10,000	0	$3.95	6/30/15	4,697	$289,993
	12,500	0	$5.93	7/2/16
	12,500	0	$9.77	7/1/17
	15,000	0	$13.88	6/30/18
	15,000	0	$16.32	6/30/19
	15,000	0	$9.22	6/30/20
	11,250	3,750	$9.30	6/30/21
	5,626	5,624	$12.94	7/1/22
	2,813	8,437	$28.47	6/30/23
	0	16,000	$35.53	6/30/24
Joseph H. Wender	10,000	0	$3.95	6/30/15	4,697	$289,993
	12,500	0	$5.93	7/2/16
	12,500	0	$9.77	7/1/17
	15,000	0	$13.88	6/30/18
	15,000	0	$9.22	6/30/20
	11,250	3,750	$9.30	6/30/21
	5,626	5,624	$12.94	7/1/22
	2,813	8,437	$28.47	6/30/23
	0	16,000	$35.53	6/30/24

(1)	The options were granted out of our Directors' Plan and have a term of ten years and vest at the rate of 25% per year over four years.

(2)	The RSUs were granted out of our Directors' Plan and vest at the rate of 25% per year over four years.

(3)	All of our non-employee Directors are subject to our Stock Holding and Ownership Guidelines for RSU Shares, which requires each non-employee Director to accumulate and maintain shares of Common Stock issued pursuant to RSUs until he has accumulated shares of Common Stock equal to four times such non-employee Director's base annual cash retainer for service as a Director (but not for service on a Board committee), or until his termination of service.

(4)	Market value of stock awards was determined by multiplying the number of unvested shares by $61.74, which was the closing market price of our common stock on the Nasdaq Select Market on December 31, 2014, the last trading day of fiscal 2014.

Option Exercises and Stock Vested

The following table shows for the fiscal year ended December 31, 2014, certain information regarding option exercises and stock awards vested during the last fiscal year with respect to all of our non-employee Directors:

Option Exercises and Stock Vested in Fiscal 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Spencer R. Berthelsen	10,000	$282,900	782	$27,728
Breaux B. Castleman	--	--	1,407	$49,991
Joseph Klein, III	10,313	$343,039	782	$27,728
Frederick T. Muto	10,000	$228,700	782	$27,728
Joseph H. Wender	10,000	$418,437	782	$27,728
Joseph Loscalzo	--	--	--	--

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, our Compensation Committee was composed of Dr. Berthelsen and Mr. Wender.  None of the members of the Compensation Committee has ever been an employee or officer of Isis.  None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee has:

	reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management; and

	based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee
Spencer R. Berthelsen, Chairman
Joseph H. Wender

*	This Section is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Isis under the Securities Act or the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

This table outlines the ownership of our common stock as of February 18, 2015 by:

	each Director;
	each executive officer named in the Summary Compensation Table under "Executive Compensation--Compensation of Executive Officers";
	all Directors and executive officers as a group; and
	every entity that we know beneficially owns more than five percent of our common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total(2)
FMR LLC(3)	17,892,555	15.04
245 Summer Street
Boston, MA 02210

BlackRock, Inc.(4)	9,541,651	8.02
55 East 52nd Street
New York, NY 10022

ClearBridge Investments, LLC(5)	9,034,520	7.59
620 8th Avenue
New York, NY 10018

The Vanguard Group(6)	7,271,871	6.11
100 Vanguard Boulevard
Malvern, PA 19355

BB Biotech AG(7)	5,976,526	5.02
Vordergasse 3
CH-8200 Schaffhausen, Switzerland

Spencer R. Berthelsen(8)	150,154	*
Breaux B. Castleman(9)	9,845	*
Stanley T. Crooke(10)	1,198,094	1.0
Joseph Klein, III(11)	14,321	*
Joseph Loscalzo(12)	6,563	*
Frederick T. Muto(13)	102,284	*
B. Lynne Parshall(14)	73,060	*
Joseph H. Wender(15)	111,906	*
Brett Monia(16)	56,738	*
Richard S. Geary(17)	49,501	*
Elizabeth L. Hougen(18)	100,998	*
All Directors and executive officers as a group (fourteen persons)(19)	2,066,615	1.7

*Less than one percent

(1)	We base this table upon information supplied by officers, Directors, principal stockholders and Form 3s, Form 4s, Form 5s, Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Applicable percentages are based on 118,974,465 shares of common stock outstanding on February 18, 2015, adjusted as required by rules promulgated by the SEC.
(3)	Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.
Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees.
(4)	Various persons at BlackRock, Inc. have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of our common stock.
(5)	ClearBridge Advisors, LLC, is an investment adviser registered under the Investment Advisers Act. ClearBridge Advisors has sole voting power to direct the vote of 8,778,431 shares and sole power to dispose or direct the disposition of 9,034,520 shares.
(6)	The Vanguard Group has sole voting power to direct the vote of 158,221 shares, sole power to dispose or direct the disposition of 7,124,050 shares, and shared dispositive power for 147,821 shares. Vanguard Fiduciary Trust Company , a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 147,821 shares or 0.12% of the Common Stock outstanding of Isis as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 10,400 shares of Isis' Common Stock outstanding as a result of its serving as investment manager of Australian investment offerings.
(7)	BB Biotech AG shares voting and dispositive powers with its wholly owned subsidiary, Biotech Target N.V.
(8)	Includes 70 shares owned by Dr. Berthelsen's daughter for which he disclaims beneficial ownership. Includes 99,689 shares of common stock issuable upon exercise of options held by Dr. Berthelsen that are exercisable on or before April 19, 2015.
(9)	Includes 8,438 shares of common stock issuable upon exercise of options held by Mr. Castleman that are exercisable on or before April 19, 2015.
(10)	Includes shares of common stock held by Dr. Crooke and 411,868 shares of common stock issuable upon exercise of options held by Dr. Crooke that are exercisable on or before April 19, 2015. Also includes 1,297 shares of common stock and 44,896 shares of common stock issuable upon exercise of options held by Rosanne Crooke, Dr. Crooke's wife, which are exercisable on or before April 19, 2015. Dr. Crooke disclaims beneficial ownership of the shares of common stock owned and issuable upon exercise of options held by his wife.
(11)	Includes 100 shares of common stock beneficially owned by Mr. Klein's son and 13,126 shares of common stock issuable upon exercise of options held by Mr. Klein that are exercisable on or before April 19, 2015.

(12)	Includes 5,625 shares of common stock issuable upon exercise of options held by Mr. Loscalzo that are exercisable on or before April 19, 2015.
(13)	Includes 1,500 shares of common stock beneficially owned through the Cooley LLP Salary Deferral and Profit Sharing Plan and 99,689 shares of common stock issuable upon exercise of options held by Mr. Muto that are exercisable on or before April 19, 2015.

(14)	Includes 64,988 shares of common stock issuable upon exercise of options held by Ms. Parshall that are exercisable on or before April 19, 2015.
(15)	Includes 74,689 shares of common stock issuable upon exercise of options held by Mr. Wender that are exercisable on or before April 19, 2015.
(16)	Includes 52,312 shares of common stock issuable upon exercise of options held by Dr. Monia that are exercisable on or before April 19, 2015.
(17)	Includes 41,931 shares of common stock issuable upon exercise of options held by Dr. Geary that are exercisable on or before April 19, 2015.
(18)	Includes 100,998 shares of common stock issuable upon exercise of options held by Ms. Hougen that are exercisable on or before April 19, 2015.
(19)	Includes an aggregate of 1,194,610 shares issuable upon exercise of options held by all current Directors and executive officers as a group that are exercisable on or before April 19, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders(a)	7,122,771	$$19.69	3,208,151	(c)
Equity compensation plans not approved by stockholders(b)	256,176	$14.75	-

Total	7,378,947	$19.52	3,208,151
 ________________
(a)	Consists of four Isis plans: 1989 Stock Option Plan, Amended and Restated 2002 Non-Employee Directors' Stock Option Plan, 2011 Equity Incentive Plan and Employee Stock Purchase Plan, or ESPP.

(b)	Consists of the 2000 Broad-Based Equity Incentive Plan, more fully described below. The 2000 Broad-Based Equity Incentive Plan expired on January 5, 2010.

(c)	Of these shares, 370,136 remained available for purchase under the ESPP as of December 31, 2014. The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year, we automatically increase the aggregate number of shares reserved for issuance under the plan by 150,000 shares.

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

As of December 31, 2014, the 2000 Plan had 5,990,000 shares authorized for issuance, options to purchase an aggregate of 256,176 shares were granted and outstanding under the 2000 Plan, option holders had exercised options to purchase an aggregate of 5,280,021 shares under the 2000 Plan, and no shares remained available for grant thereunder. The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

Options granted under the 2000 Plan generally have a term of seven or ten years, have an exercise price equal to the fair market value at the time of grant, can only be exercised with a cash payment and vest at the rate of 25 percent per year after the first year and then at the rate of 2.08 percent per month thereafter during the option holder's employment or service as a consultant, employee or director. If any change is made in the common stock subject to the 2000 Plan, or subject to any stock award, without the receipt of consideration by us (through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by us), we will adjust the outstanding stock awards appropriately in the class(es) and number of securities and price per share of common stock subject to such outstanding stock awards. Our board of directors will make such adjustments, and its determination will be final, binding and conclusive. We will not treat the conversion of any of our convertible securities as a transaction without receipt of consideration.

In the event of our dissolution or liquidation, all outstanding stock awards will terminate immediately prior to such event.

In the event of:

	a sale, lease or other disposition of all or substantially all of our assets;

	a merger or consolidation in which we are not the surviving corporation; or

	reverse merger in which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise;

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have provided some of the information below because our stockholders may find it useful, but by including a transaction in this section, we do not necessarily mean that the transaction qualifies as a related party transaction under the securities laws.

Dr. Rosanne Crooke, the wife of Dr. Stanley Crooke, our Chairman and Chief Executive Officer, is a non-executive officer of Isis working part time at 30 hours per week.  The Compensation Committee approves Dr. Rosanne Crooke's compensation.  Her compensation is commensurate with the compensation of other employees at the same level at Isis.  For the fiscal years ended 2014, 2013, and 2012, she received the following compensation:

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2)(4) ($)	All Other Compensation(3) ($)	Total ($)
Rosanne Crooke Vice President, Cardiovascular Diseases Drug Discovery Research	2014	$210,814	$82,349	$67,487	$146,488	$5,912	$513,050
	2013	$203,685	$89,367	$23,457	$48,906	$3,777	$369,192
	2012	$197,369	$59,211	$9,622	$36,692	$4,517	$307,411

(1)	We present bonuses in the years they were earned, not in the year paid. Bonuses represent compensation for achievements and are not necessarily paid in the year they are earned; for example, in January 2015 we paid bonuses for 2014 performance.

(2)	Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with FASB Topic ASC 718 ("ASC 718") for stock and option awards granted to Dr. Crooke. ASC 718 expense for the option awards is based on the fair value of the awards on the date of grant using an option-pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. For more information, please see Note 5, Stockholders' Equity, regarding assumptions underlying valuation of equity awards.

(3)	Includes AD&D, Basic Life, Medical, Dental, Vision, and 401(k) matching contributions which are available to all employees.

(4)	These amounts represent the estimated fair values of stock option grants we recognized as share-based compensation expense. The estimated fair value amounts were determined using the Black-Scholes option-valuation model and are not indicative of whether Dr. Rosanne Crooke will realize the estimated fair value or any financial benefits from the award. The applicable amounts represent:
	11,404 shares at $7.25 per share received on January 3, 2012;
	10,000 shares at $10.82 per share received on January 2, 2013; and
	8,500 shares at $39.87 per share received on January 2, 2014.

One of our Directors, Mr. Muto, who was elected to the Board in March 2001, is a partner at Cooley LLP, our outside legal counsel.  We paid Cooley LLP an aggregate of $425,119 in fees in 2014 for legal services, which amount is substantially less than five percent of Cooley's gross revenues for its 2014 fiscal year.

We have entered into indemnity agreements with each of our executive officers and Directors and certain non-executive officers which provide, among other things, that we will indemnify such officer or Director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a Director, officer or other agent of Isis, and otherwise to the fullest extent permitted under Delaware law and our bylaws.  Our bylaws provide that we will indemnify our Directors and executive officers to the fullest extent not prohibited by Delaware law or any other applicable law, except that we will generally not be required to indemnify a Director or executive officer in connection with any proceeding initiated by such Director or executive officer.

Policies and Procedures Regarding Related Party Transactions

A committee of the Board composed entirely of independent Directors approves transactions with related persons, as defined under SEC regulations.  The Compensation Committee of the Board approves all compensation we pay to employees that may qualify as a related person and the Audit Committee approves all other related party transactions, as specified in its charter.  The committees only approve related-party transactions at committee meetings, or by unanimous written consent in lieu of a meeting, and record the approvals in the minutes of the committee.

For transactions that do not qualify as related party transactions, but may otherwise present a conflict of interest, our Code of Ethics and Business Conduct requires the Board (for our executive officers and Directors) or the Chief Executive Officer or Chief Operating Officer (for non-executive officers) to determine that no conflict of interest exists.

Our written policies and procedures specifically prohibit personal loans to our executive officers and any officer with a title of Vice President or higher.

Independence of the Board

As required under The Nasdaq Global Select Market listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by our Nominating, Governance and Review Committee of the Board.  Our Nominating, Governance and Review Committee consults with our legal counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in the applicable the Nasdaq Global Select Market listing standards and applicable SEC rules and regulations, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each Director, or any of his or her family members, and Isis, its senior management and its independent auditors, the Board affirmatively has determined that all of our Directors are independent Directors within the meaning of the applicable the Nasdaq Select Market listing standards and SEC rules and regulations, except for Dr. Crooke and Ms. Parshall, our Chief Executive Officer and Chief Operating Officer, respectively.  In making this determination, the Board found that none of these Directors or nominees for Director has a material or other disqualifying relationship with us.  With respect to Mr. Muto who is a partner of Cooley LLP, our outside legal counsel, he is independent for purposes other than serving on the Audit Committee or Compensation Committee, of which he is not a member.

Item 14.  Principal Accounting Fees and Services

Independent Auditors' Fees

The Audit Committee has adopted a policy and procedure for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. The Audit Committee may pre-approve services as part of its approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the Audit Committee engages the independent registered public accounting firm to provide each service. As an additional measure to ensure auditor independence, we do not use Ernst & Young LLP as our primary tax advisor. The Audit Committee pre-approved the fees described below.

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, Ernst & Young LLP billed us $0.6 million for each year, primarily related to the integrated audit of our financial statements and reviews of our interim financial statements. In addition,  Ernst & Young LLP billed us $0.1 million in 2014 related to our convertible debt offering in November 2014. Furthermore, Ernst & Young LLP billed us $0.1 million in 2013 in connection with our public offering of common stock in May 2013.

Audit Related Fees

For the years ended December 31, 2014 and 2013,  there were no audit related fees billed by Ernst & Young.

Tax Fees

For the years ended December 31, 2014 and 2013, there were no tax fees billed by Ernst & Young LLP for tax related matters that were not part of the integrated audit fees.

All Other Fees

During the fiscal years ended December 31, 2014 and 2013, all other fees billed by Ernst & Young LLP were $1,995 each year. These fees were for a subscription to an online accounting and tax information service.

The Audit Committee has determined that the rendering of all non-audit services by Ernst & Young LLP is compatible with maintaining the auditor's independence.

During the fiscal year ended December 31, 2014, none of the total hours expended on our financial audit by Ernst & Young LLP were provided by persons other than Ernst & Young LLP's employees.

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

(a)(3)                  Index to Exhibits

See Index to Exhibits beginning on page 146.

(b)                       Exhibits

We listed the exhibits required by this Item under Item 15(a)(3).

(c)                       Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2015.

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer	February 27, 2015
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)

/s/ B. LYNNE PARSHALL	Director, Chief Operating Officer and Secretary	February 27, 2015
B. Lynne Parshall, J.D.

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer	February 27, 2015
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ SPENCER R. BERTHELSEN	Director	February 27, 2015
Spencer R. Berthelsen, M.D.

/s/ BREAUX CASTLEMAN	Director	February 27, 2015
Breaux Castleman

/s/ JOSEPH KLEIN	Director	February 27, 2015
Joseph Klein, III.

/s/ JOSEPH LOSCALZO	Director	February 27, 2015
Joseph Loscalzo, M.D., Ph.D.

/s/ FREDERICK T. MUTO	Director	February 27, 2015
Frederick T. Muto, Esq.

/s/ JOSEPH H. WENDER	Director	February 27, 2015
Joseph H. Wender

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation filed June 19, 1991. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation filed June 17, 2014. (42)

3.3	Amended and Restated Bylaws. (13)

4.1	Certificate of Designation of the Series C Junior Participating Preferred Stock. (12)

4.2	Specimen Common Stock Certificate. (1)

4.3	Stock Purchase Agreement between the Registrant and Genzyme Corporation dated January 7, 2008. (5)

4.4	Indenture, dated as of August 13, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee, including Form of 2 ¾ percent Convertible Senior Note due 2019. (30)

4.5	Indenture, dated as of November 17, 2014, between the Registrant and Wells Fargo Bank, National Association, as trustee, including Form of 1.00 percent Convertible Senior Note due 2021. (41)

10.1	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers with related schedule. (37)

10.2*	Registrant's 1989 Stock Option Plan, as amended. (27)

10.3*	Registrant's Amended and Restated Employee Stock Purchase Plan. (15)

10.4	Form of Employee Assignment of Patent Rights. (1)

10.5*	Registrant's 2000 Broad-Based Equity Incentive Stock Option Plan and related form of option agreement. (7)

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

10.15	Second Amendment to Lease Agreement dated May 15, 2011 between the Registrant and BMR-Gazelle Court LLC, with First Amendment to Lease Agreement included. (10)

10.16	Registrant's Amended and Restated Isis Pharmaceuticals, Inc. 10b5-1 Trading Plan dated September 12, 2013. (34)

10.17*	Registrant's Amended and Restated 2002 Non-Employee Directors' Stock Option Plan, as amended. (42)

10.18*	Registrant's Form of 2002 Non-Employee Directors' Stock Option Agreement. (21)

10.19*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted under the Isis Pharmaceuticals, Inc. 2002 Non-Employee Directors' Stock Option Plan. (32)

10.20*	Amended and Restated Severance Agreement dated December 3, 2008 between the Registrant and Stanley T. Crooke. (16)

10.21*	Amended and Restated Severance Agreement dated December 3, 2008 between the Registrant and B. Lynne Parshall. (16)

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

10.28*	Form of Option Agreement for Options Granted after March 8, 2005 under the 1989 Stock Option Plan. (11)

10.29*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2000 Broad-Based Equity Incentive Plan. (11)

10.30*	Form of Option Agreement for Options Granted after March 8, 2005 under the 2002 Non-Employee Director's Stock Option Plan. (11)

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

10.42
DMPK Research, Development, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated June 27, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (32)

10.43
Letter Agreement Amendment between the Registrant and Alnylam Pharmaceuticals, Inc. dated August 27, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (33)

10.44
Amendment #2 to Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated October 30, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (37)

10.45
Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated December 7, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (37)

10.46
Neurology Drug Discovery and Development Collaboration, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated December 10, 2012. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (37)

10.47
HTT Research, Development, Option and License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated April 8, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (35)

10.48
Letter Agreement between the Registrant and CHDI Foundation, Inc. dated April 8, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (35)

10.49
Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement between the Registrant and Biogen Idec MA Inc. dated September 5, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (34)

10.50
Amendment #1 to Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated August 13, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (34)

10.51
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Regulus Therapeutics Inc. dated August 2, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (34)

10.52
Letter Agreement Amendment between the Registrant and Biogen Idec International Holding Ltd dated January 27, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (38)

10.53
Amendment No. 3 to the Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated July 10, 2013. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (39)

10.54
Amendment #4 to the Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated April 10, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (39)

10.55
Amendment #5 to the Research, Development and License Agreement among the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated June 27, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (39)

10.56
Exclusive License Agreement between the Registrant and the University of Massachusetts dated January 14, 2010. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (40)

10.57
Amended and Restated Collaboration and License Agreement between the Registrant and Cold Spring Harbor Laboratory dated October 26, 2011. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (40)

10.58
Amendment to Amended and Restated Collaboration and License Agreement between the Registrant and Cold Spring Harbor Laboratory dated March 14, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment. (40)

10.59
Amendment #1 to the Development, Option and License Agreement between the Registrant and Biogen Idec International Holding Ltd. dated December 15, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.60
Research Collaboration, Option and License Agreement between the Registrant and Janssen Biotech Inc. dated December 22, 2014. Portions of this exhibit have been omitted and separately filed with the SEC.

10.61
Amendment No.2 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated October 15, 2014. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

14.1	Registrant's Code of Ethics and Business Conduct. (36)

21.1	List of Subsidiaries for the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (28)

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form of Confidentiality Agreement. (8)

101
The following financial statements from the Isis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (detail tagged).

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-39640) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-71911) or amendments thereto and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Report on Form 8-K dated December 8, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed December 14, 2011 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant's report on Form 10-Q as amended for the quarter ended June 30, 2001 and incorporated herein by reference.

(15)
Filed as an exhibit to Registrant's Notice of Annual Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders, filed with the SEC on April 20, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed December 5, 2008 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Notice of 2011 Annual Meeting of Stockholders and Proxy Statement filed with the SEC on April 28, 2011, and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(23)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant's Annual Report as Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(26)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

(27)
Filed as an exhibit to Registrant's Notice of Annual Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 16, 2012, and incorporated herein by reference.

(28)	Filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

(29)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the SEC on August 8, 2011, and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant's Report on Form 8-K filed August 13, 2012 and incorporated herein by reference.
(31)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant's Report on Form 8-K filed on December 9, 2013 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(40)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed November 17, 2014 and incorporated herein by reference.
(42)
Filed as an exhibit to the Registrant's Notice of Annual Meeting and Proxy Statement, for the 2014 Annual Meeting of Stockholders, filed with the SEC on April 25, 2014, and incorporated herein by reference.

*	Indicates management compensatory plans and arrangements as required to be filed as exhibits to this Report pursuant to Item 14(c).

ISIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Isis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Isis Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isis Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isis Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 27, 2015

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$142,998	$159,973
Short-term investments	585,834	496,788
Contracts receivable	3,903	11,102
Inventories	6,290	8,033
Investment in Regulus Therapeutics Inc.	81,881	52,096
Other current assets	15,691	7,518
Total current assets	836,597	735,510
Property, plant and equipment, net	88,958	86,198
Licenses, net	2,690	4,572
Patents, net	17,186	15,517
Deposits and other assets	10,378	5,359
Total assets	$955,809	$847,156
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,984	$11,009
Accrued compensation	12,302	12,168
Accrued liabilities	30,451	22,092
Current portion of long-term obligations	2,882	4,408
Current portion of deferred contract revenue	51,713	48,135
Total current liabilities	115,332	97,812
Long-term deferred contract revenue	127,797	142,790
1 percent convertible senior notes	327,486	—
2¾ percent convertible senior notes	48,014	150,334
Long-term obligations, less current portion	7,669	6,542
Long-term financing liability for leased facility	71,731	71,288
Total liabilities	698,029	468,766
Stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 118,442,726 and 116,471,371 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	118	116
Additional paid-in capital	1,224,509	1,324,804
Accumulated other comprehensive income	39,747	21,080
Accumulated deficit	(1,006,594)	(967,610)
Total stockholders' equity	257,780	378,390
Total liabilities and stockholders' equity	$955,809	$847,156

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Research and development revenue under collaborative agreements	$202,514	$144,194	$96,415
Licensing and royalty revenue	11,647	3,091	5,634
Total revenue	214,161	147,285	102,049

Expenses:
Research, development and patent expenses	241,751	184,033	158,458
General and administrative	20,140	14,918	12,515
Total operating expenses	261,891	198,951	170,973

Loss from operations	(47,730)	(51,666)	(68,924)

Other income (expense):
Equity in net loss of Regulus Therapeutics Inc.	—	—	(1,406)
Investment income	2,682	2,085	1,844
Interest expense	(22,209)	(19,355)	(21,152)
Gain on investments, net	1,256	2,378	1,465
Gain on investment in Regulus Therapeutics Inc.	19,902	—	18,356
Loss on early retirement of debt	(8,292)	—	(4,770)

Loss before income tax benefit	(54,391)	(66,558)	(74,587)

Income tax benefit	15,407	5,914	9,109

Net loss	$(38,984)	$(60,644)	$(65,478)

Basic and diluted net loss per share	$(0.33)	$(0.55)	$(0.65)
Shares used in computing basic and diluted net loss per share	117,691	110,502	100,576

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net loss	$(38,984)	$(60,644)	$(65,478)
Unrealized gains on investments, net of tax	40,079	10,253	13,250
Reclassification adjustment for realized gains included in net loss	(21,412)	(1,653)	—

Comprehensive loss	$(20,317)	$(52,044)	$(52,228)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Isis Pharmaceuticals, Inc. Stockholders' Equity
	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders'
Description	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2011	100,043	$100	$1,013,592	$(770)	$(841,488)	$171,434
Net loss	—	—	—	—	(65,478)	(65,478)
Change in unrealized gains (losses), net of tax	—	—	—	13,250	—	13,250
Issuance of common stock in connection with employee stock plans	1,438	2	9,468	—	—	9,470
2⅝ percent convertible subordinated notes redemption, equity portion	—	—	(12,041)	—	—	(12,041)
2¾ percent convertible senior notes, equity portion, net of issuance costs	—	—	57,560	—	—	57,560
Share-based compensation expense	—	—	8,571	—	—	8,571
Balance at December 31, 2012	101,481	$102	$1,077,150	$12,480	$(906,966)	$182,766
Net loss	—	—	—	—	(60,644)	(60,644)
Change in unrealized gains (losses), net of tax	—	—	—	8,600	—	8,600
Issuance of common stock in connection with employee stock plans	5,372	5	62,953	—	—	62,958
Issuance of public common stock	9,618	9	173,283	—	—	173,292
Share-based compensation expense	—	—	11,418	—	—	11,418
Balance at December 31, 2013	116,471	$116	$1,324,804	$21,080	$(967,610)	$378,390
Net loss	—	—	—	—	(38,984)	(38,984)
Change in unrealized gains (losses), net of tax	—	—	—	18,667	—	18,667
Issuance of common stock in connection with employee stock plans	1,972	2	23,071	—	—	23,073
2¾ percent convertible senior notes repurchase, equity portion	—	—	(326,444)	—	—	(326,444)
1 percent convertible senior notes, equity portion, net of issuance costs	—	—	170,232	—	—	170,232
Share-based compensation expense	—	—	31,383	—	—	31,383
Excess tax benefits from share-based compensation awards	—	—	1,463	—	—	1,463
Balance at December 31, 2014	118,443	$118	$1,224,509	$39,747	$(1,006,594)	$257,780

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(38,984)	$(60,644)	$(65,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,380	6,591	7,074
Amortization of patents	1,142	1,184	1,224
Amortization of licenses	1,882	2,007	2,457
Amortization of premium on investments, net	7,470	5,572	4,193
Amortization of debt issuance costs	595	415	619
Amortization of 2⅝ percent convertible subordinated notes discount	—	—	6,169
Amortization of 2¾ percent convertible senior notes discount	6,723	6,344	2,268
Amortization of 1 percent convertible senior notes discount	2,256	—	—
Amortization of long-term financing liability for leased facility	6,622	6,567	6,503
Share-based compensation expense	31,383	11,418	8,571
Equity in net loss of Regulus Therapeutics Inc.	—	—	1,406
Gain on investment in Regulus Therapeutics Inc.	(19,902)	—	(18,356)
Loss on early retirement of debt	8,292	—	4,770
Gain on investments, net	(1,256)	(2,378)	(1,465)
Non-cash losses related to patents, licensing and property, plant and equipment	1,305	6,306	825
Tax benefit from other unrealized gains on securities	(12,835)	(5,914)	(9,111)
Changes in operating assets and liabilities:
Contracts receivable	7,199	(10,580)	6,399
Inventories	1,743	(1,912)	(1,982)
Other current and long-term assets	(1,750)	(1,091)	279
Accounts payable	4,824	66	1,292
Income taxes	(4,034)	—	—
Accrued compensation	134	4,290	(1,305)
Deferred rent	153	217	255
Accrued liabilities	8,358	6,691	(3,254)
Deferred contract revenue	(11,415)	88,344	48,523
Net cash provided by operating activities	6,285	63,493	1,876
Investing activities:
Purchases of short-term investments	(391,883)	(425,554)	(217,877)
Proceeds from the sale of short-term investments	294,727	172,762	242,659
Purchases of property, plant and equipment	(7,518)	(1,552)	(1,479)
Acquisition of licenses and other assets, net	(3,586)	(3,810)	(3,691)
Investment in Regulus Therapeutics Inc.	—	—	(3,000)
Purchases of strategic investments	—	—	(790)
Proceeds from the sale of Regulus Therapeutics, Inc.	22,949	—	—
Proceeds from the sale of strategic investments	2,463	2,428	2,177
Net cash (used in) provided by investing activities	(82,848)	(255,726)	17,999
Financing activities:
Proceeds from equity awards	23,071	62,958	9,470
Proceeds from issuance of 2¾ percent convertible senior notes, net of issuance costs	—	—	194,697
Proceeds from issuance of 1 percent convertible senior notes, net of issuance costs	487,035	—	—
Principal and premium payment on redemption of the 2⅝ percent convertible subordinated notes	—	—	(163,718)
Repurchase of $140 million principal amount of the 2¾ percent convertible senior notes	(441,394)	—	—
Proceeds from public common stock offering	—	173,292	—
Proceeds from equipment financing arrangement	—	2,513	9,100
Excess tax benefits from share-based compensation awards	1,463	—	—
Principal payments on debt and capital lease obligations	(10,587)	(11,039)	(10,419)
Net cash provided by financing activities	59,588	227,724	39,130
Net (decrease) increase in cash and cash equivalents	(16,975)	35,491	59,005
Cash and cash equivalents at beginning of year	159,973	124,482	65,477
Cash and cash equivalents at end of year	$142,998	$159,973	$124,482

ISIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosures of cash flow information:
Interest paid	$6,353	$6,000	$5,770
Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,151	$704	$647

See accompanying notes.

ISIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. ("we", "us" or "our") and our wholly owned subsidiary, Akcea Therapeutics, Inc., which was formed in December 2014 to develop and commercialize the drugs in our lipid franchise.

Organization and business activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We were organized principally to develop human therapeutic drugs using antisense technology.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the years ended December 31, 2014, 2013 and 2012, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

	1 percent convertible senior notes;
	2¾ percent convertible senior notes;
	2⅝ percent convertible subordinated notes;
	GSK convertible promissory notes issued by Regulus;
	Dilutive stock options;
	Unvested restricted stock units; and
	Employee Stock Purchase Plan, or ESPP.

We issued 1 percent convertible senior notes in November 2014. We issued 2¾ percent convertible senior notes in August 2012, of which a portion was redeemed in conjunction with the issuance of our 1 percent notes. We redeemed all of our 2⅝ percent notes in September 2012. In October 2012 Regulus completed an IPO, after which we were no longer guarantors of the two convertible notes that Regulus issued to GSK. As a result, the 2⅝ percent notes and GSK convertible promissory notes were not common equivalent shares for the years ended December 31, 2014 and 2013.

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

In December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration. We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We were responsible for completing IND-enabling studies for ISIS-AR-2.5Rx, which we completed in early 2014. We are also responsible for completing an ongoing clinical study of ISIS-STAT3-2.5Rx, which we plan to complete in the first quarter of 2015. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables, either individually or in combination, have stand-alone value. Below is a list of the four separate units of accounting under our agreement:

	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3-2.5Rx for the treatment of cancer;
	The development services we are performing for ISIS-STAT3-2.5Rx;
	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-AR-2.5Rx and the research services we performed for ISIS-AR-2.5Rx; and
	The option to license up to three drugs under a research program and the research services we are performing for this program.

We determined that the ISIS-STAT3-2.5Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3-2.5Rx or to sublicense its rights. In addition, ISIS-STAT3-2.5Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us. As a result, we considered the ISIS-STAT3-2.5Rx license and the development services for ISIS-STAT3-2.5Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3-2.5Rx license immediately because we delivered the license and earned the revenue. We are recognizing as revenue the amount allocated to the development services for ISIS-STAT3-2.5Rx over the period of time we perform services, which we expect will end during the first quarter of 2015. The ISIS-AR-2.5Rx license is also an exclusive license. At the inception of the agreement, ISIS-AR-2.5Rx was in an early stage of research. Therefore, we concluded that our knowledge and expertise with antisense technology was essential for AstraZeneca or another third party to successfully develop ISIS-AR-2.5Rx. As a result, we determined that the ISIS-AR-2.5Rx license did not have stand-alone value and we combined the ISIS-AR-2.5Rx license and related research services into one unit of accounting. We recognized revenue for the combined unit of accounting over the period of time we performed services, which ended in the first quarter of 2014. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting. We are recognizing revenue for the combined unit of accounting over the period of our performance.

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

We allocated the allocable consideration based on the relative BESP of each unit of accounting. We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

	Estimated future product sales;
	Estimated royalties on future product sales;
	Contractual milestone payments;
	Expenses we expect to incur;
	Income taxes; and
	An appropriate discount rate.

We estimated the selling price of the research and development services by using our internal estimates of the cost to perform the specific services, marked up to include a reasonable profit margin, and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform research and development. The significant inputs we used to determine the selling price of the research and development services included:

	The number of internal hours we will spend performing these services;
	The estimated number and cost of studies we will perform;
	The estimated number and cost of studies that we will contract with third parties to perform; and
	The estimated cost of drug product we will use in the studies.

As a result of the allocation, we recognized $9.3 million of the $25 million upfront payment for the ISIS-STAT3-2.5Rx license in December 2012 and we recognized $2.2 million of the $6 million payment for the ISIS-STAT3-2.5Rx license in June 2013. We are recognizing the remaining $19.5 million of the $31 million over the estimated period of our performance. Assuming a constant selling price for the other elements in the arrangement, if there was an assumed 10 percent increase or decrease in the estimated selling price of the ISIS-STAT3-2.5Rx license, we determined that the revenue we would have allocated to the ISIS-STAT3-2.5Rx license would change by approximately seven percent, or $0.8 million, from the amount we recorded.

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

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, since early 2012 we have entered into four collaboration agreements with Biogen Idec:

	In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for spinal muscular atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials.

	In June 2012, we entered into a second and separate collaboration agreement with Biogen Idec to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

	In December 2012, we entered into a third and separate collaboration agreement with Biogen Idec to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received a $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

	In September 2013, we entered into a fourth and separate collaboration agreement with Biogen Idec to leverage antisense technology to advance the treatment of neurological diseases. We granted Biogen Idec exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug identified during the six year term of this collaboration, while Biogen Idec is responsible for the creation and development of small molecule treatments and biologics.

All four of these collaboration agreements give Biogen Idec the option to license one or more drugs resulting from the specific collaboration. If Biogen Idec exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen Idec achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

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

If a drug achieves marketing approval, it moves into the commercialization stage, during which we or our partner will market and sell the drug to patients. Although our partner will ultimately be responsible for marketing and selling the partnered drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner's ability to successfully sell the drug.  The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities. Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow us or our partner to successfully commercialize our drug. Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner's ability to sell our drugs without competition from generic drugs.  The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

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

Development milestones in our partnerships may include the following types of events:

	Designation of a development candidate. Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete;
	Initiation of a Phase 1 clinical trial. Generally, Phase 1 clinical trials take one to two years to complete;
	Initiation or completion of a Phase 2 clinical trial. Generally, Phase 2 clinical trials take one to three years to complete;
	Initiation or completion of a Phase 3 clinical trial. Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

	Filing of regulatory applications for marketing approval such as a New Drug Application, or NDA, in the United States or a Marketing Authorization Application, or MAA, in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings.
	Marketing approval in a major market, such as the United States, Europe or Japan. Generally it takes one to two years after an application is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in our partnerships may include the following types of events:

	First commercial sale in a particular market, such as in the United States or Europe.
	Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment immediately. For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that the majority of future development, regulatory and commercialization milestones are substantive. For example, we consider most of the milestones associated with our strategic alliance with Biogen Idec substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we considered milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provided Alnylam ongoing access to our technology to develop and commercialize RNA interference, or RNAi, therapeutics. In evaluating if a milestone is substantive we consider whether:

	Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;
	The achievement of the milestone involves substantive effort and can only be achieved based in whole or in part on our performance or the occurrence of a specific outcome resulting from our performance;
	The amount of the milestone payment appears reasonable either in relation to the effort expended or to the enhancement of the value of the delivered items;
	There is no future performance required to earn the milestone; and
	The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over our estimated period of performance, if any.  We consider most milestone payments related to progression of a drug through the development and regulatory stages of its life cycle to be substantive milestones because the level of effort and inherent risk associated with these events is high.  Further information about our collaborative arrangements can be found in Note 7, Collaborative Arrangements and Licensing Agreements.

Licensing and royalty revenue

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. We generally recognize as revenue immediately those licensing fees and royalties for which we have no significant future performance obligations and are reasonably assured of collecting the resulting receivable. For example, during 2014, we recognized $9.5 million in revenue from Alnylam related to its license of our technology to one of its partners because we had no performance obligations and collectability was reasonably assured.

Research, development and patent expenses

Our research and development expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs and other expenses that are directly related to our research and development operations.  We expense research and development costs as we incur them.  When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheet and we expense them as the services are provided.  For the years ended December 31, 2014, 2013 and 2012, research and development expenses were $238.9 million, $173.7 million and $154.6 million, respectively.  A portion of the costs included in research and development expenses are costs associated with our collaboration agreements. For the years ended December 31, 2014, 2013 and 2012, research and development costs of approximately $85.6 million, $51.0 million and $38.5 million, respectively, were related to our collaborative agreements.

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. The weighted average remaining amortizable life of our issued patents was 10.1 years at December 31, 2014.

The cost of our patents capitalized on our consolidated balance sheet at December 31, 2014 and 2013 was $25.0 million and $24.9 million, respectively.  Accumulated amortization related to patents was $7.8 million and $9.4 million at December 31, 2014 and 2013, respectively.

Based on existing patents, estimated amortization expense related to patents in each of the next five years is as follows:

Years Ending December 31,	Amortization
(in millions)

2015	$1.2
2016	$1.1
2017	$1.1
2018	$0.9
2019	$0.8

We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs.  In 2014, 2013 and 2012, patent expenses were $2.9 million, $10.3 million and $3.9 million, respectively, and included non-cash charges related to the write-down of our patent costs to their estimated net realizable values of $1.3 million, $6.4 million and $0.8 million, respectively.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables. We place our cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or S&P, or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

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

We own stock in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement.  At December 31, 2014 we held ownership interests of less than 20 percent in each of the respective companies. We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss).  We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. We hold one cost method investment. Realization of our equity position in this company is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash.  If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs.  We did not record any inventory write-offs for the years ended December 31, 2014, 2013 or 2012.  Total inventory was $6.3 million and $8.0 million as of December 31, 2014 and 2013, respectively.

Property, plant and equipment

We carry our property, plant and equipment at cost, which consists of the following (in thousands):

	December 31,
	2014	2013
Equipment and computer software	$49,772	$44,698
Building and building systems	48,521	48,132
Land improvements	2,853	2,846
Leasehold improvements	37,935	35,282
Furniture and fixtures	5,732	5,473
	144,813	136,431
Less accumulated depreciation	(66,053)	(60,431)
	78,760	76,000
Land	10,198	10,198

Total	$88,958	$86,198

We depreciate our property, plant and equipment on the straight-line method over estimated useful lives as follows:

Computer software and hardware	3 years
Other equipment	5-7 years
Furniture and fixtures	5-10 years
Manufacturing equipment	10 years
Building systems and improvements	10-25 years
Land improvements	20 years
Building	40 years

We depreciate our leasehold improvements using the shorter of the estimated useful life or remaining lease term.

Licenses

We obtain licenses from third parties and capitalize the costs related to exclusive licenses. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between approximately five years and 15 years. The cost of our licenses at December 31, 2014 and 2013 was $36.1 million and $36.2 million, respectively.  Accumulated amortization related to licenses was $33.4 million and $31.6 million at December 31, 2014 and 2013, respectively. Based on existing licenses, estimated amortization expense related to licenses is as follows:

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

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, patent costs, and exclusive licenses acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.  We recorded charges of $1.3 million, $6.4 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, related primarily to the write-down of intangible assets.

Equity method of accounting

We accounted for our ownership interest in Regulus using the equity method of accounting until Regulus' IPO in October 2012.  We began accounting for our investment in Regulus at fair value in the fourth quarter of 2012 when our ownership in Regulus dropped below 20 percent and we no longer had significant influence over Regulus' operating and financial policies.  See Note 3, Investments, for additional information regarding our fair value accounting for our investment in Regulus.  Under the equity method of accounting, we included our share of Regulus' operating results on a separate line in our consolidated statement of operations called "Equity in net loss of Regulus Therapeutics Inc."

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

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary.  As of December 31, 2014 and 2013, we had collaborative arrangements with two and five entities, respectively, that we considered to be variable interest entities.  We are not the primary beneficiary for any of these entities as we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities. As of December 31, 2014, the total carrying value of our investments in variable interest entities was $81.9 million, and was related to our investment in Regulus. Our maximum exposure to loss related to our collaborative arrangement variable interest entities is limited to the carrying value of our investments.

Stock-based compensation expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our ESPP based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our consolidated statements of operations.  We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes model as our method of valuing option awards and stock purchase rights under our ESPP.  On the grant date, we use our stock price and assumptions regarding a number of highly complex and subjective variables to determine the estimated fair value of stock-based payment awards.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the estimated fair value of employee stock options using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

In 2012, we began granting RSUs to our employees and our board of directors.  The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted vest annually over a four year period.

See Note 5, Stockholders' Equity, for additional information regarding our share-based compensation plans.

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gains and losses on investments, net of taxes, and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income to our consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance accumulated other comprehensive income (loss)	$21,080	$12,480	$(770)
Other comprehensive income before reclassifications, net of tax (1)	40,079	10,253	13,250
Amounts reclassified from accumulated other comprehensive income (2)	(21,412)	(1,653)	—
Net current period other comprehensive income	18,667	8,600	13,250
Ending balance accumulated other comprehensive income	$39,747	$21,080	$12,480

(1)	Other comprehensive income includes income tax expense of $12.8 million, $5.9 million and $9.1 million for the years ended December 31, 2014 and 2013 and 2012, respectively.

(2)	Included in gain on investments, net on our consolidated statement of operations.

Convertible debt

We account for convertible debt instruments, including our 1 percent and 2¾ percent convertible notes, that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature.  If no similar debt instrument exists, we estimate fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions.  These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

We assign a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording our debt at a discount.  We are amortizing the debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method. For additional information, see Note 4, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. Our Level 3 investments include our investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. We determine the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the years ended December 31, 2014 and 2013 there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that we valued each security with at December 31, 2014 and 2013 (in thousands):

	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$104,680	$104,680	$—	$—
Corporate debt securities (2)	372,002	—	372,002	—
Debt securities issued by U.S. government agencies (3)	109,855	—	109,855	—
Debt securities issued by the U.S. Treasury (4)	19,017	19,017	—	—
Debt securities issued by states of the United States and political subdivisions of the states (5)	105,033	—	105,033	—
Investment in Regulus Therapeutics Inc.	81,881	—	—	81,881
Total	$792,468	$123,697	$586,890	$81,881

	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$133,233	$133,233	$—	$—
Corporate debt securities (7)	407,897	—	407,897	—
Debt securities issued by U.S. government agencies (3)	64,432	—	64,432	—
Debt securities issued by the U.S. Treasury (3)	15,328	15,328	—	—
Debt securities issued by states of the United States and political subdivisions of the states (3)	22,255	—	22,255	—
Investment in Regulus Therapeutics Inc.	52,096	52,096	—	—
Equity securities (6)	1,276	1,276	—	—
Total	$696,517	$201,933	$494,584	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)	$0.8 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(3)	Included in short-term investments on our consolidated balance sheet.

(4)	$10.0 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(5)	$9.3 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(6)	Included in other current assets on our consolidated balance sheet.

(7) $13.1 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

At the beginning of 2013 our Level 3 investments consisted of our investments in the equity securities we owned of Regulus and Sarepta Therapeutics, Inc. which had a gross fair value of $44.4 million and $1.0 million, respectively, less a lack of marketability discount of $10.8 million and $0.3 million, respectively, for a net carrying value of $33.6 million and $0.7 million, respectively.  In the first quarter of 2013, we sold all of the common stock of Sarepta that we owned resulting in a realized gain of $1.1 million.  In the fourth quarter of 2013, we re-classified our investment in Regulus to a Level 1 investment because we were no longer subject to contractual trading restrictions on the Regulus shares we owned. In the first quarter of 2014, Achaogen completed an initial public offering. As a result, we stopped using the cost method of accounting for our equity investment in Achaogen and instead we began accounting for it at fair value. Until September 2014, the fair value of our investment in Achaogen included a lack of marketability discount because there were restrictions on when we could trade the securities. As such, we classified our Achaogen stock as a Level 3 investment. In September 2014, we reclassified our investment in Achaogen to a Level 1 investment because the contractual trading restrictions on the shares we owned ended. In November 2014, Regulus completed a public offering.  As part of the offering, we sold shares of Regulus' common stock and became subject to trading restrictions on our remaining shares through January 2015. Therefore, at December 31, 2014, our investment in Regulus included a lack of marketability discount and was classified as a Level 3 investment.

We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance of Level 3 investments	$—	$34,350
Transfers into Level 3 investments	108,009	—
Total realized and unrealized gains and (losses):
Included in gain on investments	—	(1,163)
Included in accumulated other comprehensive income (loss)	(24,897)	32,272
Transfers out of Level 3 investments	(1,231)	(65,419)
Cost basis of shares sold	—	(40)
Ending balance of Level 3 investments	$81,881	$—

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. The guidance allows us to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings balance. We will adopt this guidance in our fiscal year beginning January 1, 2017. We are currently in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued accounting guidance on how and when to disclose going-concern uncertainties in the financial statements. This guidance requires us to perform interim and annual assessments to determine our ability to continue as a going concern within one year from the date that we issue our financial statements. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. We will adopt this guidance in our fiscal year beginning January 1, 2017. We do not expect this guidance to have any effect on our financial statements.

2. Investment in Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam's technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics.  We and Alnylam each granted Regulus exclusive licenses to our respective intellectual property for microRNA therapeutic applications, and certain early fundamental patents in the microRNA field.

In October 2012, Regulus completed an IPO of approximately 12.7 million shares of its common stock at $4.00 per share.  As part of the offering, we purchased $3.0 million of Regulus' common stock at the offering price.  We began accounting for our investment in Regulus at fair value in the fourth quarter of 2012 when our ownership in Regulus dropped below 20 percent and we no longer had significant influence over Regulus' operating and financial policies. We also recorded an $18.4 million gain in the fourth quarter of 2012 because of the increase in Regulus' valuation resulting from its IPO.  During 2014, we sold 1.5 million shares of common stock, resulting in a $19.9 million gain.  We have reflected these gains in a separate line on our consolidated statement of operations called "Gain on investment in Regulus Therapeutics Inc." As of December 31, 2014, we owned approximately 11 percent of Regulus' equity, with a carrying balance of $81.9 million on our consolidated balance sheet.

3. Investments

As of December 31, 2014, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, S&P or Fitch, respectively.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2014:

One year or less	55%
After one year but within two years	31%
After two years but within three years	14%
Total	100%

As illustrated above, at December 31, 2014, 86 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At December 31, 2014, we had an ownership interest of less than 20 percent in one private company and two public companies with which we conduct business.  The privately-held company is Atlantic Pharmaceuticals Limited and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held company under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

During 2014, we realized a gain on investments we sold of $21.2 million, consisting primarily of the $19.9 million gain we realized when we sold a portion of the stock we own in Regulus. During 2013, we recognized a $2.4 million net gain on investments related to the sale of stock in several satellite companies. During 2012, we recognized an $18.4 million gain because of the increase in Regulus' valuation resulting from its IPO.  Our gain from Regulus in 2012 and 2014 is reflected in a separate line on our Consolidated Statements of Operations called "Gain on investment in Regulus Therapeutics Inc."

The following is a summary of our investments (in thousands):

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$219,856	$89	$(89)	$—	$219,856
Debt securities issued by U.S. government agencies	47,496	7	(27)	—	47,476
Debt securities issued by the U.S. Treasury (1)	19,008	9	—	—	19,017
Debt securities issued by states of the United States and political subdivisions of the states (1)	45,196	19	(53)	—	45,162
Total securities with a maturity of one year or less	331,556	124	(169)	—	331,511
Corporate debt securities	152,730	16	(600)	—	152,146
Debt securities issued by U.S. government agencies	62,530	—	(151)	—	62,379
Debt securities issued by states of the United States and political subdivisions of the states	60,073	32	(234)	—	59,871
Total securities with a maturity of more than one year	275,333	48	(985)	—	274,396
Total available-for-sale securities	$606,889	$172	$(1,154)	$—	$605,907

	Cost	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2014	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$12,477	$69,404	$—	$—	$81,881
Total equity securities	$12,477	$69,404	$—	$—	$81,881
Total available-for-sale and equity securities	$619,366	$69,576	$(1,154)	$—	$687,788

	Amortized	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2013	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$142,096	$75	$(27)	$—	$142,144
Debt securities issued by U.S. government agencies(1)	23,242	22	(16)	—	23,248
Debt securities issued by the U.S. Treasury	6,239	6	—	—	6,245
Debt securities issued by states of the United States and political subdivisions of the states	8,082	6	(28)	—	8,060
Total securities with a maturity of one year or less	179,659	109	(71)	—	179,697
Corporate debt securities	265,969	177	(393)	—	265,753
Debt securities issued by U.S. government agencies	41,308	3	(127)	—	41,184
Debt securities issued by the U.S. Treasury	9,062	21	—	—	9,083
Debt securities issued by states of the United States and political subdivisions of the states	14,186	37	(28)	—	14,195
Total securities with a maturity of more than one year	330,525	238	(548)	—	330,215
Total available-for-sale securities	$510,184	$347	$(619)	$—	$509,912

	Cost	Unrealized		Other-Than- Temporary Impairment	Estimated
December 31, 2013	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$15,526	$36,570	$—	$—	$52,096
Securities included in other current assets	1,538	618	—	(880)	1,276
Securities included deposits and other assets	625	—	—	—	625
Total equity securities	$17,689	$37,188	$—	$(880)	$53,997
Total available-for-sale and equity securities	$527,873	$37,535	$(619)	$(880)	$563,909

(1)	Includes investments classified as cash equivalents on our consolidated balance sheet.

Investments we consider to be temporarily impaired at December 31, 2014 are as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	239	$242,124	$(681)	$3,503	$(8)	$245,627	$(689)
Debt securities issued by U.S. government agencies	16	98,342	(178)	—	—	98,342	(178)
Debt securities issued by states of the United States and political subdivisions of the states	46	54,292	(237)	225	(50)	54,517	(287)
Total temporarily impaired securities	301	$394,758	$(1,096)	$3,728	$(58)	$398,486	$(1,154)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase.  We believe it is more likely than not that we will be able to hold these securities to maturity.  Therefore, we anticipate full recovery of their amortized cost basis at maturity.

4. Long-Term Obligations and Commitments

The carrying value of our long-term obligations was as follows (in thousands):

	December 31,
	2014	2013
1 percent convertible senior notes	$327,486	$—
2¾ percent convertible senior notes	48,014	150,334
Long-term financing liability for leased facility	71,731	71,288
Equipment financing arrangement	3,226	7,461
Leases and other obligations	7,325	3,489
Total	$457,782	$232,572
Less: current portion	(2,882)	(4,408)
Total Long-Term Obligations	$454,900	$228,164

Convertible Notes

In November 2014, we completed a $500 million offering of convertible senior notes, which mature in 2021 and bear interest at 1 percent. We raised $487 million, of proceeds, net of issuance costs. We used a substantial portion of the net proceeds from the issuance of the 1 percent convertible senior notes to repurchase $140 million in principal of our 2¾ percent convertible senior notes at a price of $441.9 million, including accrued interest. As a result, the new principal balance of the 2¾ percent notes is $61.2 million. We recognized a $8.3 million non-cash loss as a result of the early retirement of a portion of the 2¾ percent notes.

In September 2012, we used a substantial portion of the net proceeds of $194.7 from the issuance of $201.3 million of 2¾ percent notes to redeem the entire $162.5 million in principal of our 2⅝ percent notes at a price of $164.0 million including accrued interest. We recognized a $4.8 million loss as a result of the redemption of the 2⅝ percent notes.  A significant portion of the loss, or $3.6 million, was non-cash and related to the unamortized debt discount and debt issuance costs and the remainder was related to a $1.2 million early redemption premium we paid to the holders of the 2⅝ percent notes.

 At December 31, 2014 we had the following convertible debt outstanding (amounts in millions unless otherwise noted):

	1 Percent Convertible Senior Notes	2¾ Percent Convertible Senior Notes
Outstanding balance	$500	$61.2
Issue date	November 2014	August 2012
Maturity date	November 2021	October 2019
Interest rate	1 percent	2¾ percent
Conversion price per share	$66.81	$16.63
Total shares of common stock subject to conversion	7.5	3.7

Interest is payable semi-annually in arrears on May 15 and November 15 of each year for the 1 percent notes and on April 1 and October 1 for the 2 ¾ percent notes.

The 1 percent notes are convertible at the option of the note holders prior to July 1, 2021 only under certain conditions. On or after July 1, 2021, the notes are initially convertible into approximately 7.5 million shares of common stock at a conversion price of approximately $66.81 per share.  We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both.  We may not redeem the 1 percent notes prior to maturity, and no sinking fund is provided for them. If we undergo a fundamental change, holders may require us to purchase for cash all or any portion of their 1 percent notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The 2¾ percent notes are convertible at the option of the note holders prior to July 1, 2019 only under certain conditions. On or after July 1, 2019, the notes are convertible into approximately 3.7 million shares of common stock at a conversion price of approximately $16.63 per share.  We will settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both.  We can redeem the 2¾ percent notes at our option, in whole or in part, on or after October 5, 2016 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately preceding the date we provide the redemption notice exceeds 130 percent of the applicable conversion price for the 2¾ percent notes on each such day. The redemption price for the 2¾ percent notes will equal 100 percent of the principal amount being redeemed, plus accrued and unpaid interest, plus $90 per each $1,000 principal amount being redeemed. Holders of the 2¾ percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing these notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

For the 2¾ percent notes, the price of our common stock exceeded the conversion threshold price during the quarter ended December 31, 2014. As a result, the 2¾ percent notes are convertible at the option of the holders during the quarter ending March 31, 2015. As of December 31, 2014, the if-converted value of the 2¾ percent notes, which assumes that the notes will be converted into shares of our common stock, exceeded the principal amount by $166.2 million. We did not include the potential effect of the conversion of our convertible notes into our common stock in the computation of diluted net loss per share because the effect would have been anti-dilutive.

We account for our convertible notes using an accounting standard that requires us to assign a value to our convertible debt equal to the estimated fair value of similar debt instruments without the conversion feature and to record the remaining portion in equity.  As a result, we recorded our convertible notes at a discount, which we are amortizing as additional non-cash interest expense over the expected life of the respective debt. We determined our nonconvertible debt borrowing rate using a combination of the present value of the debt's cash flows and a Black-Scholes valuation model. The following table summarizes the nonconvertible borrowing rate, effective interest and amortization period of our debt discount for our convertible notes:

	1 Percent Convertible Senior Notes	2¾ Percent Convertible Senior Notes	2⅝ Percent Convertible Subordinated Notes
Nonconvertible debt borrowing rate	7.4 percent	8.0 percent	9.3 percent
Effective interest rate	7.8 percent	8.8 percent	9.8 percent
Amortization period of debt discount	7 years	7 years	7 years

 Interest expense for the year ended December 31, 2014, 2013 and 2012 included $9.6 million, $6.8 million and $9.8 million, respectively, of non-cash interest expense related to the amortization of the debt discount and debt issuance costs for our convertible notes.

The following table summarizes information about the equity and liability components of our outstanding convertible notes, (in thousands). The fair values of the convertible notes outstanding were measured based on quoted market prices, which is a Level 2 measurement:

	December 31,
	2014	2013
2¾ Percent Convertible Senior Notes
Fair value of outstanding notes	$223,900	$505,100
Principal amount of convertible notes outstanding	$61,247	$201,250
Unamortized portion of debt discount	$13,233	$50,916
Long-term debt	$48,014	$150,334
Carrying value of equity component	$18,714	$59,528

1 Percent Convertible Senior Notes
Fair value of outstanding notes	$568,000
Principal amount of convertible notes outstanding	$500,000
Unamortized portion of debt discount	$172,514
Long-term debt	$327,486
Carrying value of equity component	$174,770

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement, and in September 2009 and June 2012 we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement.  Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly.  Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral.  In June 2012, we drew down $9.1 million in principal under the loan agreement at an interest rate of 4.12 percent and in June 2013 we drew down $2.5 million in principal at an interest rate of 4.39 percent.  As of December 31, 2014, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.18 percent. The carrying balance under this loan agreement at December 31, 2014 and 2013 was $3.2 million and $7.5 million, respectively.

Maturity Schedules

Annual debt and other obligation maturities, including fixed and determinable interest, at December 31, 2014 are as follows (in thousands):

2015	$9,446
2016	7,268
2017	6,744
2018	6,744
2019	67,991
Thereafter	511,020
Subtotal	$609,213
Less: current portion	(2,882)
Less: fixed and determinable interest	(44,222)
Less: unamortized portion of debt discount	(185,747)
Plus: Deferred rent	1,795
Total	$378,157

Operating Leases

We lease office and laboratory space under non-cancelable operating leases with terms through December 2031. We are located in three buildings in Carlsbad, California, which consists of laboratory and office space. Our facilities include a primary research and development facility, a manufacturing facility and a building adjacent to our manufacturing facility. Our manufacturing facility is used for our drug development business and was built to meet current Good Manufacturing Practices and the facility adjacent to our manufacturing facility has laboratory and office space that we use to support our manufacturing activities.  The lease for our manufacturing facility expires in 2031 and has four five-year options to extend. Under the lease agreement, we have the option to purchase the facility at the end of each year from 2016 through 2020, and at the end of 2026 and 2031. The lease for the facility adjacent to our manufacturing facility has an initial term ending in June 2021 with an option to extend the lease for up to two five-year periods. We account for the lease of our primary research and development facility as a financing obligation as discussed below.  We also lease office equipment under non-cancelable operating leases with terms through June 2017.

Annual future minimum payments under operating leases as of December 31, 2014 are as follows (in thousands):

Operating Leases
2015	$1,527
2016	1,538
2017	1,481
2018	1,451
2019	1,474
Thereafter	17,517
Total minimum payments	$24,988

Rent expense for the years ended December 31, 2014 and 2013 was $1.8 million for each year and for 2012 rent expense was $1.9 million. We recognize rent expense on a straight line basis over the lease term for the lease on our manufacturing facility and the lease on our building adjacent to our manufacturing facility, which resulted in a deferred rent balance of $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively.

Research and Development Facility Lease Obligation

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P., or BioMed. Under the lease, BioMed constructed primary research and development facility in Carlsbad, California. The lease expires in 2031 and has four five-year options to extend. Under the lease agreement, we have the option to purchase the facility and land at the end of each year from 2016 through 2020, and at the end of 2026 and 2031. To gain early access to the facility, we agreed to modify our lease with BioMed to accept additional responsibility. As a result, we recorded the costs for the facility as a fixed asset and we also recorded a corresponding liability in our non-current liabilities as a long-term financing obligation. In July 2011, we took possession of the facility and began depreciating the cost of the facility over its economic useful life. At December 31, 2014 and 2013, the facility and associated parcel of land had a net book value of $64.4 million and $66.7 million, respectively, which included $7.7 million and $5.5 million, respectively, of accumulated depreciation. We are applying our rent payments, which began on January 1, 2012, against the liability over the term of the lease.

In conjunction with the lease agreement with BioMed, we purchased a parcel of land for $10.1 million and subsequently sold it to BioMed. Since we have the option to purchase the facility, including the land, we have continuing involvement in the land, which requires us to account for the purchase and sale of the land as a financing transaction. As such, our property, plant and equipment at December 31, 2014 and 2013 included the value of the land.  Additionally, we have recorded a corresponding amount in our non-current liabilities as a long-term financing obligation. Since land is not a depreciable asset, the value of the land and financing obligation we recorded will not change until we exercise our purchase option or the lease terminates.

Annual future rent payments as of December 31, 2014 for our primary research and development facility are as follows (in thousands):

Future Rent Payments
2015	$6,179
2016	6,550
2017	6,550
2018	6,943
2019	6,943
Thereafter	98,565
Total minimum payments	$131,730

5. Stockholders' Equity

Preferred Stock

We are authorized to issue up to 15,000,000 shares of "blank check" Preferred Stock. As of December 31, 2014, there were no shares of Preferred Stock outstanding.  We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2014.

Common Stock

At December 31, 2014 and 2013, we had 300,000,000 and 200,000,000 shares of common stock authorized, respectively, of which 118,442,726 and 116,471,371 were issued and outstanding, respectively. As of December 31, 2014, total common shares reserved for future issuance were 19,183,780.

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

During the years ending December 31, 2014, 2013 and 2012, we issued 1,972,000, 5,372,000 and 1,438,000 shares of common stock, respectively, for stock option exercises, vesting of restricted stock units, and ESPP purchases. We received net proceeds from these transactions of $23.1 million, $63.0 million and $9.5 million in 2014, 2013 and 2012, respectively.

Stock Plans

1989 Stock Option Plan

In June 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 20,000,000 shares of common stock to our employees, directors, and consultants.  The plan expires in January 2024. The 1989 Plan does not allow us to grant stock bonuses or restricted stock awards and prohibits us from repricing any options outstanding under the plan unless our stockholders approve the repricing. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter. Options we granted after May 26, 2004 have a term of seven years while options we granted before May 26, 2004 have a term of ten years. At December 31, 2014, a total of 4,895,598 options were outstanding, of which options to purchase 3,291,939 shares were exercisable, and 7,269 shares were available for future grant under the 1989 Plan.

2000 Broad Based Equity Incentive Plan

In January 2000, we adopted the 2000 Broad-Based Equity Incentive Plan (the 2000 Plan), which, as amended, provided for the issuance of non-qualified stock options for the purchase of up to 5,990,000 shares of common stock to our employees, directors, and consultants. Typically options expire seven or ten years from the date of grant. Options granted under this plan generally vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis thereafter.  At December 31, 2014, a total of 256,176 options were outstanding and exercisable, and no shares were available for future grant under the 2000 Plan.  The 2000 Plan expired on January 5, 2010, so we may no longer grant new options under the 2000 Plan.

Change of Control Under 1989 Plan and 2000 Plan

With respect to both the 1989 Plan and 2000 Plan, in the event of:

	a sale, lease or other disposition of all or substantially all of our assets;

	a merger or consolidation in which we are not the surviving corporation; or

	reverse merger in which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise,

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

2011 Equity Incentive Plan

In March 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards.  The plan provides for the purchase of up to 5,500,000 shares of our common stock for issuance to our employees, directors, and consultants.  The plan expires in June 2021. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action.  Currently we anticipate awarding only options and restricted stock unit awards to our employees, directors and consultants.  Under the 2011 Plan, stock options cannot vest in a period of less than two years and restricted stock unit awards cannot vest in a period of less than three years.  We have granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four year period.  At December 31, 2014, a total of 1,706,486 options were outstanding, of which none were exercisable, 605,493 restricted stock unit awards were outstanding, and 3,029,009 shares were available for future grant under the 2011 Plan.

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

Corporate Transactions and Change in Control under 2011 Plan

In the event of certain significant corporate transactions, our Board of Directors has the discretion to take one or more of the following actions with respect to outstanding stock awards under the 2011 Plan:

	arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring entity (or its parent company);
	arrange for the assignment of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);
	accelerate the vesting and exercisability of a stock award followed by the termination of the stock award;
	arrange for the lapse of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award;
	cancel or arrange for the cancellation of a stock award, to the extent not vested or not exercised prior to the effective date of the corporate transaction, in exchange for cash consideration, if any, as the Board, in its sole discretion, may consider appropriate; and
	arrange for the surrender of a stock award in exchange for a payment equal to the excess of (a) the value of the property the holder of the stock award would have received upon the exercise of the stock award, over (b) any exercise price payable by such holder in connection with such exercise.

2002 Non-Employee Directors' Stock Option Plan

In September 2001, our Board of Directors adopted, and the stockholders subsequently approved, an amendment and restatement of the 1992 Non-Employee Directors' Stock Option Plan, which provides for the issuance of non-qualified stock options and restricted stock units to our non-employee directors. The name of the resulting plan is the 2002 Non-Employee Directors' Stock Option Plan (the 2002 Plan).  The 2002 Plan provides for the purchase of up to 1,200,000 shares of our common stock to our non-employee directors.  Options under this plan expire ten years from the date of grant. Options granted become exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2014, a total of 520,687 options were outstanding, of which 305,631 were exercisable, 32,090 restricted stock unit awards were outstanding, and 171,873 shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In June 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder.  In each of the subsequent years, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 2,574,596 million shares authorized under the plan as of December 31, 2014.  The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10 percent of each employee's compensation) at the lower of 85 percent of fair market value at the beginning of the purchase period or the end of each six-month purchase period.  Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase beginning with the offering that ended on January 1, 2010.  During 2014, employees purchased and we issued to employees 44,139 shares under the ESPP at $26.85 per share. At December 31, 2014, 370,136 shares were available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity for the year ended December 31, 2014 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2013	7,279	$12.07
Granted	2,031	$39.88
Exercised	(1,816)	$12.36
Cancelled/forfeited/expired	(115)	$20.43
Outstanding at December 31, 2014	7,379	$19.52	4.41	$311,538
Exercisable at December 31, 2014	3,854	$11.18	3.22	$194,858

The weighted-average estimated fair values of options granted were $17.54, $7.10 and $3.55 for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 were $62.8 million, $69.6 million and $7.6 million, respectively, which we determined as of the date of exercise. The amount of cash received from the exercise of stock options was $22.4 million, $62.0 million and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the weighted-average fair value of options exercised was $46.96. As of December 31, 2014, total unrecognized compensation cost related to non-vested stock-based compensation plans was $21.3 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.1 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2013	425	$13.67
Granted	349	$44.94
Vested	(117)	$13.74
Cancelled/forfeited	(19)	$22.41
Non-vested at December 31, 2014	638	$30.52

For the years ended December 31, 2014, 2013 and 2012, the weighted-average grant date fair value of RSUs granted was $44.94, $17.42 and $8.36 per RSU, respectively.  As of December 31, 2014, total unrecognized compensation cost related to RSUs was $9.8 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.4 years.

Stock-based Valuation and Compensation Expense Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 (in thousands), which was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
Research, development and patents	$25,843	$9,673	$7,246
General and administrative	5,540	1,745	1,325
Total	$31,383	$11,418	$8,571

Determining Fair Value

Valuation.  We measure stock-based compensation expense for equity-classified awards, principally related to stock options, RSUs, and stock purchase rights under the ESPP at the grant date, based on the estimated fair value of the award and we recognize the expense over the employee's requisite service period. We value RSUs based on the market price of our common stock on the date of grant.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  We estimate the expected term of options granted based on actual and projected exercise patterns.  We recognize compensation expense for stock options granted, RSUs, and stock purchase rights under the ESPP using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), an entity recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

For the years ended December 31, 2014, 2013 and 2012, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	December 31,
	2014	2013	2012
Risk-free interest rate	1.7%	1.1%	1.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	50.1%	51.1%	50.7%
Expected life	4.7 years	5.1 years	5.1 years

Board of Director Stock Options:

	December 31,
	2014	2013	2012
Risk-free interest rate	2.2%	2.2%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	54.2%	52.7%	51.3%
Expected life	6.9 years	7.2 years	7.6 years

ESPP:

	December 31,
	2014	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	60.1%	62.9%	44.5%
Expected life	6 months	6 months	6 months

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

Expected Life.  The expected term of stock options we have granted represents the period of time that we expect them to be outstanding. We estimated the expected term of options we have granted based on actual and projected exercise patterns.

Forfeitures.  We reduce stock-based compensation expense for estimated forfeitures.  We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We estimate forfeitures based on historical experience. Our historical forfeiture estimates have not been materially different from our actual forfeitures.

6. Income Taxes

We have net deferred tax assets relating primarily to net operating loss carryforwards, or NOL's, and research and development tax credit carryforwards.  Subject to certain limitations, we may use these deferred tax assets to offset taxable income in future periods.  Since we have a history of losses and the likelihood of future profitability is not assured, we have provided a full valuation allowance for the deferred tax assets in our balance sheet as of December 31, 2014.  If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During 2014, 2013 and 2012, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes. In December 31, 2014, 2013 and 2012, we recorded a $12.8 million, $5.9 million and $9.1 million tax benefit, respectively, in continuing operations and a $12.8 million, $5.9 million and $9.1 million tax expense, respectively, in other comprehensive income.

In December, 2014, we reached an agreement with the State of California Franchise Tax Board with regard to California franchise tax we paid for the tax year ended December 31, 2009. As part of the agreement, we will receive a franchise tax refund of $4.3 million and our research credit carry-forward to December 31, 2010 will increase by $4.3 million. We recognized an income tax benefit for the refund in the fourth quarter of 2014. The increase in our research credit carry-forward will increase our deferred tax assets but will not impact our consolidated balance sheet as we record a full valuation allowance on our deferred tax assets.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. tax authorities and our tax years for 2001 and forward are subject to examination by the California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The provision for income taxes on income from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:

Federal	$263	$—	$—
State	(4,295)	2	2
Total current	(4,032)	2	2
Deferred:

Federal	(8,948)	(5,082)	(7,827)
State	(2,427)	(834)	(1,284)
Foreign	—	—	—
Total deferred	(11,375)	(5,916)	(9,111)

Income Tax Benefit	$(15,407)	$(5,914)	$(9,109)

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory U.S. tax rate is as follows (in thousands):

	Year Ended December 31,
	2014		2013		2012

Pre-tax loss	$(54,391)		$(66,558)		$(74,587)

Statutory rate	(19,035)	35.0%	(23,295)	35.0%	(26,105)	35.0%
State income tax net of federal benefit	(3,125)	5.7%	(3,823)	5.7%	(4,284)	5.7%
Net change in valuation allowance	29,547	(54.3)%	28,850	(43.3)%	25,269	(33.9)%
Gain on Investment in Regulus Therapeutics Inc.	—	—	—	—	(6,353)	8.5%
Loss on debt extinguishment	2,406	(4.4%)	—	—	—	—
Tax credits	(23,525)	43.3%	(15,839)	23.8%	806	(1.1)%
California franchise tax refund	(2,795)	5.1%	—	—	—	—
Deferred tax true-up	874	(1.6)%	8,023	(12.1)%	839	(1.1)%
Other	246	(0.5)%	170	(0.2)%	719	(0.9)%
Effective rate	$(15,407)	28.3%	$(5,914)	8.9%	$(9,109)	12.2%

Significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryovers	$231,654	$260,462
R&D credits	93,594	65,600
Capitalized R&D	3,088	2,736
Deferred revenue	58,836	28,555
Accrued restructuring	2,374	3,304
Other	3,762	7,107
Total deferred tax assets	$393,308	$367,764

Deferred Tax Liabilities:
Convertible debt	$(73,733)	$(20,895)
Intangible and capital assets	(3,641)	(4,614)
Net deferred tax asset	$315,934	$342,255
Valuation allowance	(315,934)	(342,255)

Net deferreds	$—	$—

The deferred tax assets and liabilities shown above do not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include non-qualified stock options and incentive stock options we issued. We will increase stockholders' equity by approximately $49.5 million if and when we ultimately realize such deferred tax assets. We use the with and without approach for purposes of determining when excess tax benefits have been realized.

At December 31, 2014, we had federal and California tax net operating loss carryforwards of approximately $671.9 million and $888.7 million, respectively.  Our federal tax loss carryforwards begin to expire in 2023. Our California tax loss carryforwards began to expire in 2014. At December 31, 2014, we also had federal and California research and development tax credit carryforwards of approximately $86.0 million and $34.5 million, respectively. Our Federal research and development tax credit carryforwards began expiring in 2004 and will continue to expire unless we use them prior to expiration. Our California research and development tax credit carryforwards are available indefinitely.  In 2009, we had a substantial amount of taxable income and we used a portion of our Federal NOL carryforwards to reduce our federal income taxes.  We did not use any of our California NOL carryforwards to offset our state taxes in 2009 because California suspended the use of NOL carryforwards for 2009.   As a result, our Federal NOL carryforwards are lower than our California NOL carryforwards.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance of unrecognized tax benefits	$23,964	$10,872	$9,834
Decrease for prior period tax positions	(1,653)	—	(174)
Increase for prior period tax positions	—	9,821	791
Increase for current period tax positions	5,054	3,271	421
Ending balance of unrecognized tax benefits	$27,365	$23,964	$10,872

Our unrecognized gross tax benefits presented above would not reduce our annual effective tax rate if recognized because we have recorded a full valuation allowance on our deferred tax assets. We do not foresee any material changes to our gross unrecognized tax benefits within the next twelve months.  We recognize interest and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits during the year ended December 31, 2014.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 is reflected in the Company's estimated annual effective tax rate for 2013.

7. Collaborative Arrangements and Licensing Agreements

Pharmaceutical Alliances and Licensing

AstraZeneca

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets.  As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3-2.5Rx, formerly ISIS-STAT3Rx, and ISIS-AR-2.5Rx, formerly ISIS-ARRx, for the treatment of cancer and an option to license up to three anti-cancer drugs under a separate research program.  Together with AstraZeneca, we are evaluating ISIS-STAT3-2.5Rx in patients with advanced cancer.  AstraZeneca is conducting a clinical study of ISIS-STAT3-2.5Rx in patients with advanced metastatic hepatocellular carcinoma, or HCC.  We are conducting a clinical study evaluating ISIS-STAT3-2.5Rx in patients with advanced lymphomas, including patients with diffuse large b-cell lymphoma.  We are responsible for completing our clinical study in patients with advanced lymphomas and AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3-2.5Rx. In June 2013, we and AstraZeneca added a second development candidate, ISIS-AR-2.5Rx, to our collaboration. ISIS-AR-2.5Rx is an antisense drug we designed to treat patients with prostate cancer by inhibiting the production of the androgen receptor, or AR. AstraZeneca is currently evaluating ISIS-AR-2.5Rx in a Phase 1/2 study in patients with AR-related cancers. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-AR-2.5Rx. In addition, we are responsible for identifying a development candidate for each of the three anti-cancer research programs. AstraZeneca has the option to license drugs resulting from each of the three anti-cancer research programs, and if AstraZeneca exercises its option for a drug, it will be responsible for all further global development, regulatory and commercialization activities for such drug.

Under the terms of the agreement, we received $31 million comprised of a $25 million upfront payment we received in December 2012 and a $6 million payment we received in June 2013. We recorded revenue of $11.5 million upon receipt of these payments.  We are recognizing the remaining $19.5 million into revenue as follows:

	$11.2 million related to the ISIS-AR-2.5Rx program, which we amortized through March 2014;
	$7.6 million related to the option to license three drugs under a separate research program, which we are amortizing through December 2016; and
	$0.7 million related to the ISIS-STAT3-2.5Rx program, which we amortized through February 2015.

In June 2014, we earned a $15 million milestone payment when AstraZeneca initiated a Phase 1 study of ISIS-AR-2.5Rx. From inception through February 2015, we have earned $25 million in milestone payments related to the development of ISIS-AR-2.5Rx.

In October 2014, we and AstraZeneca amended our agreement for ISIS-STAT3-2.5Rx. Under the amended terms of the agreement, we received a $7.5 million milestone payment in November 2014 from AstraZeneca for advancing ISIS-STAT3-2.5Rx in patients with advanced cancers.  We recognized into revenue $7.1 million of the $7.5 million milestone payment when we received the payment in November 2014 and we amortized the remaining balance through February 2015. Upon AstraZeneca's initiation of a Phase 2 study, we will earn a $17.5 million milestone payment.

We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development.  In addition, we are eligible to receive royalties up to the low to mid-teens on any product sales of drugs resulting from this collaboration.  If AstraZeneca successfully develops ISIS-STAT3-2.5Rx, ISIS-AR-2.5Rx, and the three drugs under the research program, we could receive substantive milestone payments of more than $858 million, including up to $238 million for the achievement of development milestones and up to $620 million for the achievement of regulatory milestones.  We will earn the next milestone payment of $10 million if we designate a development candidate for a cancer drug under our research program with AstraZeneca.

In August 2013, we added another collaboration program with AstraZeneca to discover and develop an antisense drug against an undisclosed target.  AstraZeneca has the option to license a drug resulting from this research collaboration. If AstraZeneca exercises its option, it will be responsible for all further global development, regulatory and commercialization activities for such drug. We received a $0.8 million upfront payment, which we are amortizing through December 2016.  We are eligible to receive license fees and substantive milestone payments of $163.2 million, including up to $45.3 million for the achievement of research and development milestones and up to $105 million for regulatory milestones.  We will earn the next $3.3 million milestone payment if AstraZeneca selects a development candidate under this collaboration.  In addition, we are eligible to receive royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration program.

Our agreement with AstraZeneca will continue until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

	AstraZeneca may terminate the agreement or any program at any time by providing written notice to us;
	AstraZeneca may terminate the agreement or any program by providing written notice if we undergo a change of control with a third party; and
	Either we or AstraZeneca may terminate the agreement or any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012 we earned revenue of $27.7 million, $29.1 million and $9.3 million, respectively, from our relationship with AstraZeneca, which represented 13 percent, 20 percent and nine percent, respectively, of our total revenue for those periods. Our balance sheets at December 31, 2014 and 2013 included deferred revenue of $4.4 million and $9.3 million, respectively, related to our relationship with AstraZeneca.

Biogen Idec

We have established four strategic collaborations with Biogen Idec that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a collaboration agreement with Biogen Idec to develop and commercialize ISIS-SMNRx for the treatment of SMA.  We are currently conducting a Phase 3 study evaluating ISIS-SMNRx in infants with SMA and a Phase 3 study evaluating ISIS-SMNRx in children with SMA. In addition, we are evaluating ISIS-SMNRx in a Phase 2 open-label, multiple-dose, dose-escalation study in children with SMA and a Phase 2 open-label, multiple-dose, dose-escalation study in infants with SMA. Patients from both of the Phase 2 studies continue to have access to ISIS-SMNRx through open-label extension dosing.  We are responsible for completing the Phase 2 and Phase 3 trials we are currently conducting. If Biogen Idec exercises its option, it will pay us a license fee and will assume all other global development, regulatory and commercialization responsibilities. Biogen Idec has the option to license ISIS-SMNRx.  Biogen Idec may exercise this option upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA.

We received an upfront payment of $29 million, which we are amortizing through February 2017. We are also eligible to receive a license fee, milestone payments and royalties up to the mid-teens on any product sales of ISIS-SMNRx. In 2014, we and Biogen Idec amended our original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx. As a result, we and Biogen Idec agreed to increase the payments that we are eligible to receive under this collaboration by approximately $57 million. Under the terms of the amended agreement, we are eligible to receive up to $327 million in a license fee and payments, including $102.2 million in substantive milestone and other payments associated with the clinical development of ISIS-SMNRx prior to licensing and $150 million in substantive milestone payments if Biogen Idec achieves pre-specified regulatory milestones. We will earn the next milestone payment of $9 million if we further advance the Phase 3 study in infants with SMA.

In 2014, we earned an $18 million milestone payment when we initiated the Phase 3 study evaluating ISIS-SMNRx in infants with SMA and we earned a $27 million milestone payment when we initiated the Phase 3 study evaluating ISIS-SMNRx in children with SMA. From inception through February 2015, we have earned $71.3 million in payments for advancing ISIS-SMNRx. We are amortizing a portion of those payments as follows:

●	$3.8 million related to the Phase 2 studies in children and infants with SMA, which we amortized through July 2014; and
●	$7.5 million related to an open-label extension study in children with SMA, which we are amortizing through March 2015.

ISIS-DMPK-2.5Rx

In June 2012, we and Biogen Idec entered into a second and separate collaboration agreement to develop and commercialize a novel antisense drug, ISIS-DMPK-2.5Rx, formerly ISIS-DMPK-2Rx, targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1.  We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. Biogen Idec has the option to license the drug through the completion of the first Phase 2 trial. If Biogen Idec exercises its option, it will assume all other global development, regulatory and commercialization responsibilities. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017.  Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments, including up to $59 million in development milestone payments and $130 million in milestone payments if Biogen Idec achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of the drug. From inception through February 2015, we have earned $24 million in milestone payments associated with the clinical development of ISIS-DMPK-2.5Rx.  We will earn the next milestone payment of $35 million if we initiate a Phase 2 study for ISIS-DMPK-2.5Rx.

Neurology

In December 2012, we and Biogen Idec entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases.  We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug.  Biogen Idec has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. If Biogen Idec exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program.  We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen Idec achieves pre-specified regulatory milestones.  In addition, we are eligible to receive royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs. In February 2015, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study of ISIS-BIIB4Rx, a drug for an undisclosed target designed to treat a neurodegenerative disease. We will earn the next milestone payment of up to $14 million if we initiate a Phase 1 study for ISIS-BIIB4Rx.

Strategic Neurology

In September 2013, we and Biogen Idec entered into a fourth and separate collaboration agreement, which is a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurological diseases.  As part of the collaboration, Biogen Idec gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license drugs resulting from this collaboration. The exclusivity for neurological diseases will last through September 2019, and may be extended for any drug development programs being pursued under the collaboration.  We will usually be responsible for drug discovery and early development of antisense drugs and Biogen Idec will have the option to license antisense drugs after Phase 2 proof of concept.  If Biogen Idec exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Biogen Idec will be responsible for all of the drug discovery and development activities for drugs using other modalities.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration.  If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. In addition, we are eligible to receive single-digit royalties on any product sales of drugs using non-antisense modalities developed under this collaboration.  Through February 2015, we have earned $25 million in milestone payments related to advancing three different targets under this collaboration. We will earn the next milestone payment of up to $10 million if we choose another target to advance under this collaboration.

Each of our agreements with Biogen Idec will continue until the earlier of the date all of Biogen Idec's options to obtain the exclusive licenses under the applicable agreement expire unexercised or, if Biogen Idec exercises its option, until the expiration of all payment obligations under the applicable agreement. In addition, each agreement, or any program under an agreement, may terminate early under the following situations:

	Biogen Idec may terminate the agreement or any program at any time by providing written notice to us;
	Under specific circumstances, if we are acquired by a third party with a product that directly competes with a compound being developed under the agreement, Biogen Idec may terminate the affected program by providing written notice to us;
	If, within a specified period of time, any required clearance of a transaction contemplated by an agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is not received, then either we or Biogen Idec may terminate the affected program by providing written notice to the other party; and
	Either we or Biogen Idec may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012, we earned revenue of $123.2 million, $37.0 million and $8.5 million, respectively, from our relationship with Biogen Idec, which represented 58 percent, 25 percent and eight percent, respectively, of our total revenue for those periods. Our balance sheets at December 31, 2014 and 2013 included deferred revenue of $118.1 million and $145.1 million, respectively, related to our relationship with Biogen Idec.

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

The transaction included a $175 million licensing fee, a $150 million equity investment in our stock in which we issued Genzyme five million shares of our common stock, and a share of worldwide profits on KYNAMRO and follow-on drugs ranging from 30 percent to 50 percent of all commercial sales. There are monthly limits on the number of shares of our stock that Genzyme can sell.  From inception through February 2015, we have earned $50 million in milestone payments for advancing KYNAMRO in development. We may also receive over $1.5 billion in substantive milestone payments if Genzyme achieves pre-specified events, including up to $700 million for the achievement of regulatory milestones and up to $825 million for the achievement of commercialization milestones.  The next milestone payment we could earn under our agreement with Genzyme is $25 million upon the earlier of an NDA approval for the use of KYNAMRO to treat patients who have heterozygous FH or annual net revenue equal to or greater than $250 million in a calendar year.

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

The license and co-development agreement for KYNAMRO will continue in perpetuity unless we or Genzyme terminate it earlier under the following situations:

	Genzyme may terminate the license and co-development agreement at any time by providing written notice to Isis;
	We may terminate the license and co-development agreement on a country-by-country basis or in its entirety upon Genzyme's uncured failure to use commercially reasonable efforts to develop and commercialize KYNAMRO in the United States, France, Germany, Italy, Spain, the United Kingdom, Japan and Canada; and
	Either we or Genzyme may terminate the license and co-development agreement upon the other party's uncured failure to perform a material obligation under the agreement.

Upon termination of the license and co-development agreement, the license we granted to Genzyme for KYNAMRO will terminate and Genzyme will stop selling the product.  In addition, if Genzyme voluntarily terminates the agreement or we terminate the agreement in a country or countries for Genzyme's failure to develop and commercialize KYNAMRO, then the rights to KYNAMRO will revert back to us and we may develop and commercialize KYNAMRO in the countries that are the subject of the termination, subject to a royalty payable to Genzyme.

If we are the subject of an acquisition, then within 180 days following the acquisition, Genzyme may elect to purchase all of our rights to receive payments under the KYNAMRO license and co-development agreement for a purchase price to be mutually agreed to by us and Genzyme, or, if we cannot agree, a fair market value price determined by an independent investment banking firm.

During 2013 and 2012, we earned revenue of $32.5 million, and $67.6 million, respectively, from our relationship with Genzyme, which represented 22 percent and 66 percent, respectively, of our total revenue for those years.  During 2014, we did not earn any revenue from our relationship with Genzyme.

GSK

In March 2010, we entered into a strategic alliance with GSK using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness.  Our strategic alliance currently includes five drugs in development. GSK has the exclusive option to license drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities for such drug. Under the terms of the agreement, we received a $35 million upfront payment and in May 2011 we received a $3 million payment when we and GSK expanded the collaboration.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx.  From inception through February 2015, we have received $45 million, primarily in milestone payments, from GSK related to the development of ISIS-TTRRx. We are also eligible to earn an additional $25 million in pre-licensing milestone payments associated with the ISIS-TTRRx Phase 2/3 study.  In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

 In addition to ISIS-TTRRx, we have four drugs in development. We are developing ISIS-HBVRx, an antisense drug designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection. We are also developing ISIS-GSK4-LRx and ISIS-RHO-2.5Rx, formerly ISIS-GSK5Rx, which are antisense drugs we designed to treat ocular diseases. In addition, we recently advanced a drug to treat an undisclosed target, ISIS-GSK6-LRx, into development.

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.2 billion, including up to $146.5 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. We will earn the next $15 million milestone payment if we further advance ISIS-TTRRx.  In addition, we are eligible to receive royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

Our alliance with GSK will continue until the earlier of the date that all of GSK's options to obtain the exclusive licenses under the agreement expire unexercised or, if GSK exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

	GSK may terminate any program, other than the ISIS-TTRRx program, at any time by providing written notice to us;
	GSK may terminate the ISIS-TTRRx program by providing written notice to us after reviewing specific data from the Phase 3 study for the program; and
	Either we or GSK may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012, we earned revenue of $37.3 million, $35.3 million and $8.2 million, respectively, from our relationship with GSK, which represented 17 percent, 24 percent and eight percent, respectively, of our total revenue for those years. Our balance sheets at December 31, 2014 and 2013 included deferred revenue of $10.0 million and $11.5 million, respectively, related to our relationship with GSK.

Janssen Biotech, Inc., a pharmaceutical company of Johnson & Johnson

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the gastrointestinal, or GI, tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in payments, made up of a $30 million payment we received in December 2014 and a $5 million payment we received in February 2015. We are amortizing these payments through December 2018. We are eligible to receive nearly $800 million in substantive milestone payments and license fees for these programs, including up to $175 million for the achievement of development milestones, up to $420 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the near teens on any product sales of drugs resulting from this collaboration. We will earn the next milestone payment of $5 million if Janssen chooses another target to advance under this collaboration.

Our agreement with Janssen will continue until the earlier of the date that all of Janssen's options to obtain the exclusive licenses under the agreement expire unexercised or, if Janssen exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

●	Janssen may terminate the agreement or any program at any time by providing written notice to us; and
●
Either we or Janssen may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent.

During 2014, 2013 and 2012 we did not earn any revenue from our relationship with Janssen. Our balance sheet at December 31, 2014 included deferred revenue of $30 million related to our relationship with Janssen.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington's disease based on our antisense technology. Roche has the option to license the drugs from us through the completion of the first Phase 1 trial.  Prior to option exercise, we are responsible for the discovery and development of an antisense drug targeting huntingtin, or HTT, protein. If Roche exercises its option, it will be responsible for global development, regulatory and commercialization activities for any drug arising out of the collaboration.  We are also working collaboratively with Roche on the discovery of an antisense drug utilizing Roche's "brain shuttle" program. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013, which we are amortizing through April 2017.  We are eligible to receive up to $362 million in a license fee and substantive milestone payments including up to $67 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestone payments. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed and up to $50 million in commercial milestones if a drug using Roche's proprietary brain shuttle technology is successfully commercialized.  We are also eligible to receive tiered royalties up to the mid-teens on any product sales of drugs resulting from this alliance. We will earn the next milestone payment of $22 million if we initiate a Phase 1 trial for a drug targeting HTT protein.

Our alliance with Roche will continue until the earlier of the date Roche's option to obtain the exclusive license under the agreement expires unexercised or, if Roche exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement may terminate early under the following situations:

	Roche may terminate the agreement at any time by providing written notice to us;
	Either we or Roche may terminate the agreement by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement or if the other party becomes insolvent; and
	Either we or Roche may terminate the brain shuttle program if at least one development candidate is not designated under such program by a mutually agreed deadline.

During 2014 and 2013, we earned revenue of $8.7 million and $5.1 million, respectively from our relationship with Roche. Our balance sheet at December 31, 2014  and 2013 included deferred revenue of $17 million and  $25 million, respectively related to our relationship with Roche.

Satellite Company Collaborations

Achaogen, Inc.

In 2006, we exclusively licensed to Achaogen, Inc. specific know-how, patents and patent applications relating to aminoglycosides. In exchange, Achaogen agreed to certain payment obligations related to aminoglycosides Achaogen developed.  Aminoglycosides are a class of small molecule antibiotics that inhibit bacterial protein synthesis and that physicians use to treat serious bacterial infections. Achaogen is developing plazomicin, an aminoglycoside Achaogen discovered based on the technology we licensed to Achaogen.  Plazomicin has displayed broad-spectrum activity in animals against multi-drug resistant gram-negative bacteria that cause systemic infections, including E. coli.  Plazomicin has also demonstrated activity against methicillin-resistant staphylococcus aureus, or MRSA.

In connection with the license, Achaogen issued to us $1.5 million of Achaogen Series A Preferred Stock.  Since early 2009, we have earned $7 million in milestone payments from Achaogen, including a $4 million milestone payment we earned in September 2014 when Achaogen initiated a Phase 3 study of plazomicin in patients with serious multi-drug resistant, gram-negative bacterial infections. If Achaogen successfully develops and commercializes two drugs under our agreement, we will receive payments totaling up to $42.3 million for the achievement of key clinical, regulatory and sales events.  We will earn the next payment of $7.5 million if Achaogen obtains regulatory approval for plazomicin in a major market. We are also eligible to receive royalties on sales of drugs resulting from the program. Achaogen is solely responsible for the continued development of plazomicin.

During 2014 we earned $4 million in revenue from our relationship with Achaogen.  During 2013 and 2012, we did not earn any revenue from our relationship with Achaogen.  During 2014, we sold all of the Achaogen stock we owned resulting in net proceeds of $1.3 million.

Alnylam Pharmaceuticals, Inc.

In March 2004, we entered into a strategic alliance with Alnylam to develop and commercialize RNA interference therapeutics. Under the terms of the agreement, we exclusively licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics in exchange for a $5 million technology access fee, participation in fees from Alnylam's partnering programs, as well as future milestone and royalty payments from Alnylam. In August 2012, we expanded the license to include double-stranded RNAi technology for agricultural products.

For each drug Alnylam develops under this alliance, we may receive up to $3.4 million in substantive milestone payments, including up to $1.1 million for the achievement of development milestones and $2.3 million for regulatory milestones. In December 2014, we earned a $0.4 million milestone payment from Alnylam for the initiation of a Phase 1 study. We will earn the next milestone payment of $0.4 million if Alnylam initiates a Phase 1 study for a drug in Alnylam's pipeline. We also have the potential to earn a portion of payments that Alnylam receives from licenses of our technology it grants to its partners plus royalties. Through February 2015, we have earned a total of $50.8 million from Alnylam resulting from licenses of our technology Alnylam has granted to its partners, including $9.5 million we earned in 2014. We retained rights to a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics.

In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, or ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a nonexclusive basis. If we develop or commercialize an RNAi-based drug using Alnylam's technology, we will pay Alnylam up to $3.4 million in milestone payments for specified development and regulatory events plus royalties. To date, we do not have an RNAi based drug in clinical development. Our Alnylam alliance provides us with an opportunity to realize substantial value from our pioneering work in antisense mechanisms and oligonucleotide chemistry and is an example of our strategy to participate in all areas of RNA-targeting drug discovery.

In January 2015, we and Alnylam entered into a new alliance in which we formed an intellectual property cross-license with reciprocal economic terms on four therapeutic targets. Under the terms of the agreement, we and Alnylam each obtained exclusive license rights to two therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA-targeting mechanism and target-specific intellectual property for oligonucleotide therapeutics against two targets, Factor XI and apolipoprotein (a). In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA-targeting mechanism and target-specific intellectual property for oligonucleotide therapeutics against two targets, antithrombin and aminolevulinic acid synthase-1. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

During 2014, 2013 and 2012, we earned revenue from our relationship with Alnylam totaling $9.9 million, $1.5 million and $2.7 million, respectively.

Antisense Therapeutics Limited

In December 2001, we licensed ATL1102 to ATL, an Australian company publicly traded on the Australian Stock Exchange.  ATL is developing ATL1102 for the treatment of multiple sclerosis.  In addition, ATL is currently developing ATL1103 for growth and sight disorders.  We are eligible to receive royalties on sales of ATL1102 and ATL1103.  We may also receive a portion of the fees ATL receives if it licenses ATL1102 or ATL1103.  At December 31, 2014 and 2013, we owned less than 10 percent of ATL's equity.  During 2014, 2013 and 2012, we did not earn any revenue from our relationship with ATL.

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

Under the agreement, we could receive milestone substantive payments totaling up to $1.4 million for the achievement of regulatory milestones for multiple indications.  We will earn the next milestone payment of $0.6 million if Atlantic Pharmaceuticals submits an NDA for alicaforsen with the FDA. In 2010, Atlantic Pharmaceuticals began supplying alicaforsen under international named patient supply regulations for patients with inflammatory bowel disease, or IBD, for which we receive royalties.

In 2010 and 2013, we agreed to sell Atlantic Pharmaceuticals alicaforsen drug substance in return for shares of Atlantic Pharmaceuticals' common stock.  Additionally, in 2013 we agreed to receive equity for the royalties that we will earn from Atlantic Pharmaceuticals.  We recorded a full valuation allowance for all of the equity we received from Atlantic Pharmaceuticals, including the upfront payment, because realization of value from the equity is uncertain.  At December 31, 2014 and 2013, we owned approximately 12 percent of Atlantic Pharmaceuticals' equity.  We earned $0.7 million related to royalties and sales of drug substance in 2013. Because the payments were made in equity, we did not record any revenue.  During 2014 and 2012, our revenue was negligible from our relationship with Atlantic Pharmaceuticals.

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

In December 2011, Pfizer Inc. acquired Excaliard.  To date, we have received $6.5 million in contingent payments from Pfizer and we are eligible to receive up to an additional $8.4 million in contingent payments upon achievement of various milestones associated with the clinical and commercial progress of EXC 001. In addition, if Pfizer Inc. successfully develops and commercializes EXC 001, we may receive substantive milestone payments totaling up to $47.7 million for the achievement of key development and regulatory milestones, including up to $7.7 million for the achievement of development milestones and up to $40 million for the achievement of regulatory milestones. We will earn the next milestone payment of $1.5 million upon initiation of a Phase 3 study for EXC 001. We are also eligible to receive royalties on any product sales of EXC 001.

At December 31, 2014, we owned no equity in Excaliard. During 2013 and 2012, we received $0.8 million  and $1.3 million, respectively, from Pfizer Inc. in payments related to the acquisition of Excaliard and for advancing of EXC 001, which we recorded as investment gains.  We did not earn any revenue during 2014, 2013 and 2012 from our relationship with Excaliard.

OncoGenex Technologies Inc., a subsidiary of OncoGenex Pharmaceuticals Inc.

Custirsen, formerly OGX-011

 In November 2001, we established a drug development collaboration with OncoGenex, a biotechnology company committed to the development of cancer therapeutics for patients with drug resistant and metastatic cancers, to co-develop and commercialize custirsen, an anti-cancer antisense drug that targets clusterin.  In July 2008, we and OncoGenex amended the co-development agreement pursuant to which OncoGenex became solely responsible for the costs, development and commercialization of custirsen.  In exchange, OncoGenex agreed to pay us royalties on sales of custirsen and to share consideration it receives from licensing custirsen to a third party, except for consideration OncoGenex receives for the fair market value of equity and reimbursement of research and development expenses.

Under the amended agreement, we assigned to OncoGenex our rights in the patents claiming the composition and therapeutic methods of using custirsen and granted OncoGenex a worldwide, nonexclusive license to our know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen.  The key product-related patent that we assigned to OncoGenex was U.S. Patent number 6,900,187 having an expiration date of at least 2020; and the core antisense technology patents we licensed to OncoGenex are U.S. Patent number 7,919,472 having an expiration date of 2026, its foreign equivalents granted in Australia and Canada, and its foreign equivalent pending under the European Patent Convention.  In addition, we agreed that so long as OncoGenex or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, we will not research, develop or commercialize an antisense compound designed to modulate clusterin.  The amended agreement will continue until OncoGenex or its commercialization partner is no longer developing or commercializing custirsen or until we terminate the agreement for OncoGenex's uncured failure to make a payment required under the agreement.

In December 2009, OncoGenex granted Teva the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, with OncoGenex having an option to co-promote custirsen in the United States and Canada, for which we received $10 million of the upfront payment OncoGenex received from Teva.  We are also eligible to receive 30 percent of up to $370 million in payments OncoGenex may receive from Teva in addition to royalties on any product sales of custirsen ranging between 3.88 percent and seven percent.  Under the agreement, this royalty is due on a country-by-country basis until the later of ten years following the first commercial sale of custirsen in the relevant country, and the expiration of the last patent we assigned or licensed to OncoGenex that covers the making, using or selling of custirsen in such country. OncoGenex recently announced that it executed an initial agreement with Teva to regain rights to custirsen.

OGX-225

In August 2003, we and OncoGenex entered into a second and separate agreement for the development of an antisense anti-cancer drug, OGX-225. OncoGenex is responsible for all development costs and activities, and we have no further performance obligations. OncoGenex issued to us $0.8 million of OncoGenex securities as payment for an upfront fee. In addition, OncoGenex will pay us substantive milestone payments totaling up to $3.5 million for the achievement of development and regulatory milestones, including up to $1.5 million for the achievement of development milestones and up to $2 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of OGX-225. As of December 31, 2014, OncoGenex had not achieved any milestone events related to OGX-225. We will earn the next milestone payment of $0.5 million if OncoGenex initiates a Phase 2 study for OGX-225.

Apatorsen, formerly OGX-427

In January 2005, we entered into a third and separate agreement with OncoGenex to allow for the development of an additional antisense anti-cancer drug, apatorsen. Under the terms of the agreement, OncoGenex is responsible for all development costs and activities, and we have no further performance obligations.  OncoGenex will pay us milestone payments totaling up to $5.8 million for the achievement of key development and regulatory milestones, including up to $1.3 million for the achievement of development milestones and up to $4.5 million for the achievement of regulatory milestones.  In addition, we are eligible to receive royalties on future product sales of the drug.  We will earn the next milestone payment of $1.3 million if OncoGenex initiates a Phase 3 study for apatorsen.

During 2014, 2013 and 2012, we did not earn any revenue from our relationship with OncoGenex.

Regulus Therapeutics Inc.

In September 2007, we and Alnylam established Regulus as a company focused on the discovery, development and commercialization of microRNA-targeting therapeutics.  Regulus combines our and Alnylam's technologies, know-how, and intellectual property relating to microRNA-targeting therapeutics. We and Alnylam retain rights to develop and commercialize, on pre-negotiated terms, microRNA therapeutic products that Regulus decides not to develop either by itself or with a partner.

Regulus is addressing therapeutic opportunities that arise from alterations in microRNA expression. Since microRNAs may act as master regulators of the genome, affecting the expression of multiple genes in a disease pathway, microRNA therapeutics define a new platform for drug discovery and development and microRNAs may also prove to be an attractive new biomarker tool for characterizing diseases.  Regulus focuses its drug discovery and development efforts in numerous therapeutic areas, including cancer, fibrosis, atherosclerosis and viral infections, such as Hepatitis C virus, and currently has two drugs in development.  Regulus is developing RG-101, an anti-miR that targets microRNA-122, for the treatment of HCV infection. Regulus is also developing RG-012, an anti-miR that targets microRNA-21, for the treatment of Alport Syndrome. We are eligible to receive royalties on any future product sales of both of these drugs.

Regulus has strategic partnerships with Sanofi, Biogen Idec and AstraZeneca. We benefit from Regulus' strategic partnerships because we have the potential to receive a portion of upfront payments, future milestone payments, and/or royalty payments. For example, under Regulus' strategic partnership with Sanofi, and as a result of our agreement with Regulus, we received 7.5 percent, or $1.9 million, of the $25 million upfront payment.

During 2014, 2013 and 2012, we did not earn any revenue from our relationship with Regulus. During 2014, we sold a portion of our Regulus stock, resulting in a $19.9 million gain and cash of $22.9 million. As of December 31, 2014, we remain a significant shareholder with approximately 5.5 million shares, approximately 11 percent of Regulus' equity, with a net carrying value of $81.9 million.

External Project Funding

CHDI Foundation, Inc.

 Starting in November 2007, CHDI provided financial and scientific support to our Huntington's disease drug discovery program through our development collaboration.  In April 2013, we formed an alliance with Roche to develop treatments for Huntington's disease. Under the terms of our agreement with CHDI, we will reimburse CHDI for a portion of its support of our Huntington's disease program out of the payments we receive from Roche. In 2013, we made two payments to CHDI totaling $3 million associated with the progression of our Huntington's disease program, which we recorded as research and development expense.  If we achieve pre-specified milestones under our collaboration with Roche, we will make additional payments to CHDI.  During 2013 and 2012, we earned revenue of $0.4 million and $2.0 million, respectively, from our relationship with CHDI.  During 2014, we did not earn any revenue from our relationship with CHDI.

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

Intellectual Property Sale and Licensing Agreements

Sales of Intellectual Property

Abbott Molecular Inc.

In January 2009, we sold our former subsidiary, Ibis Biosciences, to Abbott Molecular Inc., or AMI, pursuant to a stock purchase agreement for a total acquisition price of $215 million plus the earn out payments described below.

Under the stock purchase agreement, we are eligible to receive earn out payments from AMI equal to a percentage of Ibis' revenue related to sales of Ibis systems, which AMI launched in 2014 as IRIDICA, including instruments, assay kits and successor products. Once cumulative net sales reach $140 million, and through December 31, 2025, we are eligible to earn out payments in any year that net sales exceed $50 million for the applicable year. The earn out payments will equal five percent of Ibis' cumulative net sales over $140 million and up to $2.1 billion, and three percent of Ibis' cumulative net sales over $2.1 billion. AMI may reduce these earn out payments from five percent to as low as 2.5 percent and from three percent to as low as 1.5 percent, respectively, upon the occurrence of certain events.  During 2014, 2013 and 2012, we did not earn any revenue from our relationship with AMI.

In-Licensing Arrangements

Idera Pharmaceuticals, Inc., formerly Hybridon, Inc.

We have an agreement with Idera under which we acquired an exclusive license to all of Idera's antisense chemistry and delivery technology related to our second generation antisense drugs and to double-stranded small interfering RNA, or siRNA, therapeutics. Idera retained the right to practice its licensed antisense patent technologies and to sublicense its technologies to collaborators under certain circumstances. In addition, Idera received a non-exclusive license to our suite of ribonuclease H or, RNase H, patents.

University of Massachusetts

We have a license agreement with the University of Massachusetts under which we acquired an exclusive license to the University of Massachusetts' patent rights related to ISIS-SMNRx. If we successfully develop and commercialize a drug incorporating the technology we licensed from the University of Massachusetts, we will pay a milestone payment to the University of Massachusetts of $0.3 million for the achievement of a key regulatory milestone.  In addition, we will pay the University of Massachusetts a portion of any sublicense revenue we receive in consideration for sublicensing its technology, and a royalty on sales of ISIS-ISIS-SMNRx in the United States if our product incorporates the technology we licensed from the University of Massachusetts.

Verva Pharmaceuticals Ltd.

We have a license agreement with Verva under which we acquired an exclusive license to Verva's antisense patent rights related to ISIS-FGFR4Rx.  If we successfully develop and commercialize a drug incorporating the technology Verva licensed to us, we will pay milestone payments to Verva totaling up to $6.1 million for the achievement of key patent, clinical, and regulatory milestones.  If we convert our license from an exclusive license to a nonexclusive license we could significantly reduce the milestone payments due to Verva.  In addition, we will also pay royalties to Verva on sales of ISIS-FGFR4Rx if our product incorporates the technology we licensed from Verva.

Cold Spring Harbor Laboratory

We have a collaboration and license agreement with the Cold Spring Harbor Laboratory under which we acquired an exclusive license to the Cold Spring Harbor Laboratory's patent rights related to ISIS-SMNRx. If we successfully develop and commercialize a drug incorporating the technology we licensed from the Cold Spring Harbor Laboratory, we will pay a milestone payment of $0.5 million to the Cold Spring Harbor Laboratory for the achievement of a key regulatory milestone.  In addition, we will pay the Cold Spring Harbor Laboratory a portion of any sublicense revenue and post licensing milestone payments up to $11.3 million we receive in consideration for sublicensing the Cold Spring Harbor Laboratory's technology and a royalty on sales of ISIS-SMNRx if our product incorporates the technology we licensed from the Cold Spring Harbor Laboratory.

8. Concentration of Business Risk

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as 10 percent or more of our total revenue, was as follows:

	2014	2013	2012
Partner A	58%	25%	8%
Partner B	17%	24%	8%
Partner C	13%	20%	9%
Partner D	0%	22%	66%

Contract receivables from three significant partners comprised approximately 99 percent of our contract receivables at December 31, 2014 and contract receivables from three significant partners comprised approximately 91 percent of our contract receivables at December 31, 2013.

9. Employment Benefits

We have an employee 401(k) salary deferral plan, covering all employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit ($17,500 and $23,000 in 2014 for employees under 50 years old and employees 50 years old or over, respectively). We made approximately $1.0 million, $0.6 million and $0.5 million in matching contributions for the years ended December 31, 2014, 2013 and 2012, respectively.

10. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding, and may revise our estimates.  We do not believe, relative to our current legal proceedings, that a loss is both probable and estimable.  As such, as of December 31, 2014, we do not have a liability related to any of our current legal proceedings, including the following matters.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712 that are jointly owned by Merck Sharp & Dohme Corp. and Isis Pharmaceuticals, Inc.  In the suit Gilead is asking the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. we and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents will infringe those patents, and requesting monetary damages to compensate for such infringement. Under our agreement with Merck, Merck is responsible for the costs of this suit.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 Quarters
Revenue	$28,161	$57,076	$44,063	$84,861
Operating expenses	57,828	63,726	65,556	74,781
Income (loss) from operations	(29,667)	(6,650)	(21,493)	10,080
Net income (loss)	$(31,280)	$(12,081)	$(26,676)	$31,053
Basic net income (loss) per share (1)	$(0.27)	$(0.10)	$(0.23)	$0.26
Diluted net income (loss) per share (1) (2)	$(0.27)	$(0.10)	$(0.23)	$0.25

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 Quarters
Revenue	$43,360	$38,092	$23,585	$42,248
Operating expenses	41,735	46,020	49,090	62,106
Income (loss) from operations	1,625	(7,928)	(25,505)	(19,858)
Net loss	$(1,672)	$(10,126)	$(24,570)	$(24,276)
Basic and diluted net loss per share (1)	$(0.02)	$(0.09)	$(0.21)	$(0.21)

(1)
We computed net income (loss) per share independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

(2)
For the fourth quarter of 2014, we had net income and as a result we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares for the three months ended December 31, 2014 consisted of:

	4.2 million shares issuable upon exercise of stock options
	0.4 million shares issuable upon restricted stock award issuance; and
	0.009 million shares issuable related to our ESPP.

The calculation excludes the 1 percent and 2¾ percent convertible senior notes because the effect on diluted earnings per share would be anti-dilutive.