Form 10-Q
period 2015-03-31
ISIS PHARMACEUTICALS INC
filed 2015-05-05
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of April 30, 2015 was 119,713,341.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Akcea Therapeutics™ is a trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,348	$142,998
Short-term investments	546,706	585,834
Contracts receivable	26,934	3,903
Inventories	6,839	6,290
Investment in Regulus Therapeutics Inc.	93,446	81,881
Other current assets	13,154	15,691
Total current assets	835,427	836,597
Property, plant and equipment, net	89,047	88,958
Licenses, net	2,221	2,690
Patents, net	17,915	17,186
Deposits and other assets	10,823	10,378
Total assets	$955,433	$955,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,487	$17,984
Accrued compensation	5,411	12,302
Accrued liabilities	23,746	30,451
Current portion of long-term obligations	2,058	2,882
Current portion of deferred contract revenue	52,586	51,713
Total current liabilities	100,288	115,332
Long-term deferred contract revenue	119,083	127,797
1 percent convertible senior notes	332,274	327,486
2¾ percent convertible senior notes	48,579	48,014
Long-term obligations, less current portion	7,510	7,669
Long-term financing liability for leased facility	71,848	71,731
Total liabilities	679,582	698,029
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 119,602,322 and 118,442,726 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	120	118
Additional paid-in capital	1,251,928	1,224,509
Accumulated other comprehensive income	47,114	39,747
Accumulated deficit	(1,023,311)	(1,006,594)
Total stockholders’ equity	275,851	257,780
Total liabilities and stockholders’ equity	$955,433	$955,809

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Research and development revenue under collaborative agreements	$61,892	$19,550
Licensing and royalty revenue	691	8,611
Total revenue	62,583	28,161

Expenses:
Research, development and patent expenses	64,447	53,448
General and administrative	7,466	4,380
Total operating expenses	71,913	57,828

Loss from operations	(9,330)	(29,667)

Other income (expense):
Investment income	845	657
Interest expense	(9,021)	(4,943)
Gain on investments, net	—	397

Loss before income tax benefit	(17,506)	(33,556)

Income tax benefit	789	2,276

Net loss	$(16,717)	$(31,280)

Basic and diluted net loss per share	$(0.14)	$(0.27)
Shares used in computing basic and diluted net loss per share	118,948	117,128

                          See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(16,717)	$(31,280)
Unrealized gains on securities, net of tax	7,367	8,261
Reclassification adjustment for realized gains included in net loss	—	(341)

Comprehensive loss	$(9,350)	$(23,360)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(16,717)	$(31,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,571	1,561
Amortization of patents	312	263
Amortization of licenses	469	471
Amortization of premium on investments, net	1,749	1,376
Amortization of debt issuance costs	275	135
Amortization of 2¾ percent convertible senior notes discount	565	1,671
Amortization of 1 percent convertible senior notes discount	4,788	—
Amortization of long-term financing liability for leased facility	1,662	1,652
Stock-based compensation expense	13,305	7,069
Gain on investments, net	—	(397)
Non-cash losses related to patents, licensing and property, plant and equipment	93	108
Tax benefit from other unrealized gains on securities	(798)	(2,276)
Changes in operating assets and liabilities:
Contracts receivable	(23,031)	1,279
Inventories	(549)	496
Other current and long-term assets	(2,451)	(896)
Accounts payable	(2,695)	(2,646)
Accrued compensation	(6,891)	(7,840)
Deferred rent	62	25
Accrued liabilities	(6,704)	2,643
Deferred contract revenue	(7,841)	(5,742)
Net cash used in operating activities	(42,826)	(32,328)

Investing activities:
Purchases of short-term investments	(40,213)	(69,185)
Proceeds from the sale of short-term investments	78,460	95,288
Purchases of property, plant and equipment	(878)	(1,403)
Acquisition of licenses and other assets, net	(719)	(333)
Proceeds from the sale of strategic investments	—	454
Net cash provided by investing activities	36,650	24,821

Financing activities:
Proceeds from equity awards	14,116	12,003
Principal payments on debt and capital lease obligations	(2,590)	(2,691)
Net cash provided by financing activities	11,526	9,312

Net increase in cash and cash equivalents	5,350	1,805
Cash and cash equivalents at beginning of period	142,998	159,973
Cash and cash equivalents at end of period	$148,348	$161,778

Supplemental disclosures of cash flow information:
Interest paid	$37	$83

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,198	$1,506

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2014. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

The condensed consolidated financial statements include the accounts of Isis Pharmaceuticals, Inc. ("we", "us" or "our") and our wholly owned subsidiary, Akcea Therapeutics, Inc., which we formed in December 2014.

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

Arrangements with multiple deliverables

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services, and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable.

Identifying deliverables and units of accounting

We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting. For example, in December 2012, we entered into a global collaboration agreement with AstraZeneca to discover and develop antisense drugs against five cancer targets. As part of the collaboration, we received a $25 million upfront payment in December 2012 and a $6 million payment in June 2013 when AstraZeneca elected to continue the research collaboration. We are also eligible to receive milestone payments, license fees for the research program targets and royalties on any product sales of drugs resulting from this collaboration. In exchange, we granted AstraZeneca an exclusive license to develop and commercialize ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. We also granted AstraZeneca options to license up to three cancer drugs under the separate research program. We were responsible for completing IND-enabling studies for ISIS-AR-2.5Rx, which we completed in early 2014. We were also responsible for completing an ongoing clinical study of ISIS-STAT3-2.5Rx, which we substantially completed in the first quarter of 2015. AstraZeneca is responsible for all other global development, regulatory and commercialization activities for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx. In addition, if AstraZeneca exercises its option for any drugs resulting from the research program, AstraZeneca will assume global development, regulatory and commercialization responsibilities for such drug. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables, either individually or in combination, have stand-alone value. Below is a list of the four separate units of accounting under our agreement:

•	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-STAT3-2.5Rx for the treatment of cancer;
•	The development services we agreed to perform for ISIS-STAT3-2.5Rx;
•	The exclusive license we granted to AstraZeneca to develop and commercialize ISIS-AR-2.5Rx and the research services we performed for ISIS-AR-2.5Rx; and
•	The option to license up to three drugs under a research program and the research services we are performing for this program.

Measurement and allocation of arrangement consideration

Our collaborations may provide for various types of payments to us including upfront payments, funding of research and development, milestone payments, licensing fees, profit sharing and royalties on product sales. We initially allocate the amount of consideration that is fixed and determinable at the time the agreement is entered into and exclude contingent consideration. We allocate the consideration to each unit of accounting based on the relative selling price of each deliverable. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. We use the following hierarchy of values to estimate the selling price of each deliverable: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a stand-alone basis. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that we should treat certain deliverables as a single unit of accounting, then we recognize the revenue ratably over our estimated period of performance.

We determined that the ISIS-STAT3-2.5Rx license had stand-alone value because it is an exclusive license that gives AstraZeneca the right to develop ISIS-STAT3-2.5Rx or to sublicense its rights. In addition, ISIS-STAT3-2.5Rx is currently in development and it is possible that AstraZeneca or another third party could conduct clinical trials without assistance from us. As a result, we considered the ISIS-STAT3-2.5Rx license and the development services for ISIS-STAT3-2.5Rx to be separate units of accounting. We recognized the portion of the consideration allocated to the ISIS-STAT3-2.5Rx license immediately because we delivered the license and earned the revenue. We recognized as revenue the amount allocated to the development services for ISIS-STAT3-2.5Rx over the period of time we performed services. The ISIS-AR-2.5Rx license is also an exclusive license. At the inception of the agreement, ISIS-AR-2.5Rx was in an early stage of research. Therefore, we concluded that our knowledge and expertise with antisense technology was essential for AstraZeneca or another third party to successfully develop ISIS-AR-2.5Rx. As a result, we determined that the ISIS-AR-2.5Rx license did not have stand-alone value and we combined the ISIS-AR-2.5Rx license and related research services into one unit of accounting. We recognized revenue for the combined unit of accounting over the period of time we performed services, which ended in the first quarter of 2014. We determined that the options under the research program did not have stand-alone value because AstraZeneca cannot develop or commercialize drugs resulting from the research program until AstraZeneca exercises the respective option or options. As a result, we considered the research options and the related research services as a combined unit of accounting. We are recognizing revenue for the combined unit of accounting over the period of our performance.

We determined that the allocable arrangement consideration was $31 million and we allocated it based on the relative BESP of each unit of accounting. We engaged a third party, independent valuation expert to assist us with determining BESP. We estimated the selling price of the licenses granted for ISIS-STAT3-2.5Rx and ISIS-AR-2.5Rx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for each drug. We then discounted the projected income for each license to present value. The significant inputs we used to determine the projected income of the licenses included:

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

Timing of revenue recognition

We recognize revenue over the period of our performance for each deliverable when we determine that it is realized or realizable and earned. Typically, we must estimate our period of performance when the agreements we enter into do not clearly define such information. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition and recognize revenue ratably over such period. We have made estimates of our continuing obligations under numerous agreements and in certain instances the timing of satisfying these obligations may change as the development plans for our drugs progress. Accordingly, our estimates may change in the future. If our estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize in future periods.

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, since early 2012 we have entered into four collaboration agreements with Biogen:

•	In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize ISIS-SMNRx for spinal muscular atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of ISIS-SMNRx through completion of Phase 2/3 clinical trials.

•	In June 2012, we entered into a second and separate collaboration agreement with Biogen to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

•	In December 2012, we entered into a third and separate collaboration agreement with Biogen to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

•	In September 2013, we entered into a fourth and separate collaboration agreement with Biogen to leverage antisense technology to advance the treatment of neurological diseases. We granted Biogen exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug identified during the six year term of this collaboration, while Biogen is responsible for the creation and development of small molecule treatments and biologics.

All four of these collaboration agreements give Biogen the option to license one or more drugs resulting from the specific collaboration. If Biogen exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen achieves pre-specified regulatory milestones, and royalties on any product sales of drugs resulting from these collaborations.

We evaluated all four of the Biogen agreements to determine whether we should account for them as separate agreements. We determined that we should account for the agreements separately because we conducted the negotiations independently of one another, each agreement focuses on different drugs, there are no interrelated or interdependent deliverables, there are no provisions in any of these agreements that are essential to the other agreement, and the payment terms and fees under each agreement are independent of each other. We also evaluated the deliverables in each of these agreements to determine whether they met the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. For all four of these agreements, we determined that the options did not have stand-alone value because Biogen cannot pursue the development or commercialization of the drugs resulting from these collaborations until it exercises the respective option or options. As such, for each agreement we considered the deliverables to be a single unit of accounting and we are recognizing the upfront payment for each of the agreements over the respective estimated period of our performance.

Milestone payments

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

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment immediately. For our existing licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that the majority of future development, regulatory and commercialization milestones are substantive. For example, we consider most of the milestones associated with our strategic alliance with Biogen substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. Alternatively, we consider milestones associated with our strategic alliance with Alnylam Pharmaceuticals, Inc. substantive because we provide Alnylam ongoing access to our technology to develop and commercialize RNA interference, or RNAi, therapeutics. In evaluating if a milestone is substantive we consider whether:

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

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over our estimated period of performance, if any. Further information about our collaborative arrangements can be found in Note 6, Collaborative Arrangements and Licensing Agreements.

Licensing and royalty revenue

We often enter into agreements to license our proprietary patent rights on an exclusive or non-exclusive basis in exchange for license fees and/or royalties. We generally recognize as revenue immediately those licensing fees and royalties for which we have no significant future performance obligations and are reasonably assured of collecting the resulting receivable. For example, in the first quarter of 2014, we recognized $7.7 million in revenue from Alnylam related to its license of our technology to one of its partners because we had no performance obligations and collectability was reasonably assured.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement. At March 31, 2015 we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly-held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). We account for equity investments in privately-held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. We hold one cost method investment in Atlantic Pharmaceuticals Limited. Realization of our equity position in this company is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the three months ended March 31, 2015 and 2014. Total inventory, which consisted of raw materials, was $6.8 million and $6.3 million as of March 31, 2015 and December 31, 2014, respectively.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three months ended March 31, 2015 and 2014, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	1 percent convertible senior notes;
•	2¾ percent convertible senior notes;
•	Dilutive stock options;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan, or ESPP.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary. As of March 31, 2015 and December 31, 2014, we had collaborative arrangements with two entities, Regulus and Antisense Therapeutics Limited, that we considered to be variable interest entities. We are not the primary beneficiary for any of these entities as we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities. As of March 31, 2015, the total carrying value of our investments in variable interest entities was $93.4 million, and was related to our investment in Regulus. Our maximum exposure to loss related to our variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gains and losses on investments, net of taxes, and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance accumulated other comprehensive income	$39,747	$21,080
Other comprehensive income before reclassifications, net of tax (1)	7,367	8,261
Amounts reclassified from accumulated other comprehensive income (2)	—	(341)
Net current period other comprehensive income	7,367	7,920
Ending balance accumulated other comprehensive income	$47,114	$29,000

(1)	Other comprehensive income from the three months ended March 31, 2015 includes income tax expense of $5.1 million, compared to $5.4 million for the three months ended March 31, 2014.

(2)	Included in gain on investments, net on our condensed consolidated statement of operations.

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

Segment information

In 2015, we began operating as two segments, our Isis Core segment, previously referred to as Drug Discovery and Development, and our new segment, Akcea Therapeutics, which includes the operations of our newly-formed and wholly-owned subsidiary, Akcea Therapeutics, Inc. We formed Akcea to develop and commercialize the drugs from our lipid franchise. We provide segment financial information and results for our Isis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

Stock-based compensation expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our ESPP, based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2015 and 2014, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	53.5%	50.5%
Expected life	4.5 years	4.6 years

ESPP:
	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	56.2%	59.0%
Expected life	6 months	6 months

Board of Director Stock Options:

Three Months Ended March 31, 2014
Risk-free interest rate	2.3%
Dividend yield	0.0%
Volatility	53.3%
Expected life	7.1 years

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2015 was $68.84 per share.

We did not grant any stock options or RSUs to the Board of Directors for the three months ended March 31, 2015.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands), which was allocated as follows:

	Three Months Ended March 31,
	2015	2014
Research, development and patent expenses	$10,486	$5,873
General and administrative	2,819	1,196
Total	$13,305	$7,069

Non-cash stock-based compensation expense was $13.3 million for the three months ended March 31, 2015, and increased compared to $7.1 million for the same period in 2014 primarily due to the increase in our stock price. As of March 31, 2015, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $60.2 million and $25.0 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.5 years and 1.8 years, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as currently issued is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016 and will be effective for us in our fiscal year beginning January 1, 2017. On April 1, 2015, the FASB voted to propose deferring the effective date by one year. The FASB would still permit entities to choose to adopt on the original effective date. The proposal is subject to the FASB’s due process requirement, which includes a period for public comment. The guidance allows us to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings balance. We are currently in the process of determining the adoption method and timing as well as the effects the adoption will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued accounting guidance on how and when to disclose going-concern uncertainties in the financial statements. This guidance will require us to perform interim and annual assessments to determine our ability to continue as a going concern within one year from the date that we issue our financial statements. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. We will adopt this guidance in our fiscal year beginning January 1, 2017. We do not expect this guidance to have any effect on our financial statements.

In February 2015, the FASB issued accounting guidance which amends existing consolidation guidance for entities that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We will adopt this guidance in our fiscal year beginning January 1, 2016. We do not expect this guidance to have any effect on our financial statements.

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs. The amended guidance requires us to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. The guidance does not require us to change how we recognize and measure our debt issuance costs. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We will adopt this guidance in our fiscal year beginning January 1, 2016. We do not expect this guidance to have a material impact on our financial statements.

In April 2015, the FASB issued accounting guidance to clarify the accounting for fees paid in cloud computing arrangements. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license element consistent with the acquisition of other software licenses or if the arrangement excludes a software license and should be accounted for as a service contract. The guidance does not change the accounting for service contracts. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We can choose to adopt it either prospectively or retrospectively. We will adopt this guidance in our fiscal year beginning January 1, 2016. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our condensed consolidated financial statements.

3.	Investments

As of March 31, 2015, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2015:

One year or less	58%
After one year but within two years	29%
After two years but within three years	13%
Total	100%

As illustrated above, at March 31, 2015, 87 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2015, we had an ownership interest of less than 20 percent in one private company and two public companies with which we conduct business. The privately-held company is Atlantic Pharmaceuticals Limited and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held company under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Other- Than- Temporary Impairment	Estimated
March 31, 2015	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities	$190,437	$87	$(31)	$—	$190,493
Debt securities issued by U.S. government agencies	53,006	5	(13)	—	52,998
Debt securities issued by the U.S. Treasury	5,999	4	—	—	6,003
Debt securities issued by states of the United States and political subdivisions of the states (1)	46,571	25	(50)	—	46,546
Total securities with a maturity of one year or less	296,014	121	(94)	—	296,040
Corporate debt securities	137,653	124	(162)	—	137,615
Debt securities issued by U.S. government agencies	62,529	29	(14)	—	62,544
Debt securities issued by states of the United States and political subdivisions of the states	59,667	48	(165)	—	59,550
Total securities with a maturity of more than one year	259,849	201	(341)	—	259,709
Total available-for-sale securities	$555,862	$322	$(435)	$—	$555,749

	Cost	Gross Unrealized		Other- Than- Temporary Impairment	Estimated
March 31, 2015	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$12,477	$80,969	$—	$—	$93,446
Securities included in other current assets	880	—	—	(880)	—
Total equity securities	$13,357	$80,969	$—	$(880)	$93,446
Total available-for-sale and equity securities	$569,220	$81,291	$(435)	$(880)	$649,195

	Amortized	Gross Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities:
Corporate debt securities(1)	$219,856	$89	$(89)	$—	$219,856
Debt securities issued by U.S. government agencies	47,496	7	(27)	—	47,476
Debt securities issued by the U.S. Treasury (1)	19,008	9	—	—	19,017
Debt securities issued by states of the United States and political subdivisions of the states (1)	45,196	19	(53)	—	45,162
Total securities with a maturity of one year or less	331,556	124	(169)	—	331,511
Corporate debt securities	152,730	16	(600)	—	152,146
Debt securities issued by U.S. government agencies	62,530	—	(151)	—	62,379
Debt securities issued by states of the United States and political subdivisions of the states	60,073	32	(234)	—	59,871
Total securities with a maturity of more than one year	275,333	48	(985)	—	274,396
Total available-for-sale securities	$606,889	$172	$(1,154)	$—	$605,907

	Cost	Gross Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2014	Basis	Gains	Losses	Loss	Fair Value
Equity securities:
Regulus Therapeutics Inc.	$12,477	$69,404	$—	$—	$81,881
Securities included in other current assets	880	—	—	(880)	—
Total equity securities	$13,357	$69,404	$—	$(880)	$81,881
Total available-for-sale and equity securities	$620,246	$69,576	$(1,154)	$(880)	$687,788

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we considered to be temporarily impaired at March 31, 2015 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	132	$136,603	$(193)	$—	$—	$136,603	$(193)
Debt securities issued by U.S. government agencies	11	74,094	(27)	—	—	74,094	(27)
Debt securities issued by states of the United States and political subdivisions of the states	24	42,943	(144)	6,231	(71)	49,174	(215)
Total temporarily impaired securities	167	$253,640	$(364)	$6,231	$(71)	$259,871	$(435)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. Our Level 3 investments include our investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. We determine the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the three months ended March 31, 2015, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that we used to value each security at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$112,777	$112,777	$—	$—
Corporate debt securities (2)	328,108	—	328,108	—
Debt securities issued by U.S. government agencies (2)	115,542	—	115,542	—
Debt securities issued by the U.S. Treasury (2)	6,003	6,003	—	—
Debt securities issued by states of the United States and political subdivisions of the states (3)	106,096	—	106,096	—
Investment in Regulus Therapeutics Inc.	93,446	93,446	—	—
Total	$761,972	$212,226	$549,746	$—

	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$104,680	$104,680	$—	$—
Corporate debt securities (4)	372,002	—	372,002	—
Debt securities issued by U.S. government agencies (2)	109,855	—	109,855	—
Debt securities issued by the U.S. Treasury (5)	19,017	19,017	—	—
Debt securities issued by states of the United States and political subdivisions of the states (6)	105,033	—	105,033	—
Investment in Regulus Therapeutics Inc.	81,881	—	—	81,881
Total	$792,468	$123,697	$586,890	$81,881

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)	$9.0 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(4)	$0.8 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)	$10 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(6)	$9.3 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

In November 2014, Regulus completed a public offering. As part of the offering, we sold shares of Regulus' common stock and became subject to trading restrictions on our remaining shares through January 2015. Therefore, at December 31, 2014, our investment in Regulus included a lack of marketability discount and was classified as a Level 3 investment. At the end of January 2015, we reclassified our investment in Regulus to a Level 1 investment because the contractual trading restrictions on the shares we own ended.

The following is a summary of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Beginning balance of Level 3 investments	$81,881
Total gain included in accumulated other comprehensive income (loss)	22,377
Transfers out of Level 3 investments	(104,258)
Ending balance of Level 3 investments	$—

Other Fair Value Disclosures

Our 1 percent and 2¾ percent convertible notes had a fair value of $233.7 million and $584.7 million, respectively at March 31, 2015. We determine the fair value of our convertible notes based on quoted market prices for these notes, which are Level 2 measurements.

5.	Income Taxes

Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. During the three months ended March 31, 2015 and 2014, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income, net of taxes. As a result, for the three months ended March 31, 2015 and 2014, we recorded a $0.8 million and $2.3 million tax benefit, respectively, on our condensed consolidated statements of operations and a $5.1 million and $5.4 million tax expense, respectively, in other comprehensive income.

6.	Collaborative Arrangements and Licensing Agreements

Traditional Pharmaceutical Alliances and Licensing

Bayer HealthCare

In May 2015, we entered into an exclusive license agreement with Bayer HealthCare to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. We are responsible for completing ongoing development activities. Bayer HealthCare is responsible for all other development and commercialization activities for ISIS-FXIRx. This transaction is subject to clearances under the Hart-Scott Rodino Antitrust Improvements Act.

Under the terms of the agreement, we are eligible to receive $155 million in near-term payments, including an immediate $100 million payment and a $55 million milestone payment upon advancement of the program following a Phase 2 study in patients with compromised kidney function. Over the term of the agreement, we are eligible to receive up to $375 million in license fees, milestone payments and other payments, including up to $120 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of ISIS-FXIRx. We will earn the next milestone payment of $55 million upon the advancement of the program following a Phase 2 study of ISIS-FXIRx in patients with compromised kidney function.

Our agreement with Bayer HealthCare will continue until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

•	Bayer HealthCare may terminate the agreement or any program at any time by providing written notice to us;
•	Either we or Bayer HealthCare may terminate the agreement or any program by providing written notice to the other party upon the other party’s uncured failure to perform a material obligation under the agreement, or the entire agreement if the other party becomes insolvent; and
•	If Hart-Scott Rodino clearance is not received by December 31, 2015.

Biogen

We have established four strategic collaborations with Biogen that broaden and expand our severe and rare disease franchise for neurological disorders.

ISIS-SMNRx

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize ISIS-SMNRx for the treatment of SMA. We are currently conducting a Phase 3 study evaluating ISIS-SMNRx in infants with SMA and a Phase 3 study evaluating ISIS-SMNRx in children with SMA. In addition, we are evaluating ISIS-SMNRx in two Phase 2 open-label, multiple-dose, dose-escalation studies, one in children with SMA and one in infants with SMA. Patients from both of the Phase 2 studies continue to have access to ISIS-SMNRx through open-label extension dosing. We are responsible for completing the Phase 2 and Phase 3 trials we are currently conducting. If Biogen exercises its option, it will pay us a license fee and will assume all other global development, regulatory and commercialization responsibilities. Biogen has the option to license ISIS-SMNRx. Biogen may exercise this option upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA.

We received an upfront payment of $29 million, which we are amortizing through February 2017. We are also eligible to receive a license fee, milestone payments and royalties up to the mid-teens on any product sales of ISIS-SMNRx. In 2014, we and Biogen amended our original agreement to reflect changes made to the clinical development plan for ISIS-SMNRx. As a result, we and Biogen agreed to increase the payments that we are eligible to receive under this collaboration by approximately $57 million. Under the terms of the amended agreement, we are eligible to receive up to $327 million in a license fee and payments, including $102 million in substantive milestone and other payments associated with the clinical development of ISIS-SMNRx prior to licensing and $150 million in substantive milestone payments if Biogen achieves pre-specified regulatory milestones. In the first quarter of 2015, we earned a $9 million milestone payment for advancing the Phase 3 study of ISIS-SMNRx in infants with SMA and we earned a $7 million milestone payment for advancing the open-label extension study of ISIS-SMNRx in children with SMA. From inception through March 2015, we have received nearly $110 million in payments for advancing ISIS-SMNRx. We will earn the next milestone payment of $8.5 million if we further advance the Phase 3 study in infants with SMA.

ISIS-DMPK-2.5Rx

In June 2012, we and Biogen entered into a second and separate collaboration agreement to develop and commercialize a novel antisense drug, ISIS-DMPK-2.5Rx, targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1. We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. Biogen has the option to license the drug through the completion of the first Phase 2 trial. If Biogen exercises its option, it will assume all other global development, regulatory and commercialization responsibilities. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through June 2017. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments, including up to $59 million in development milestone payments and $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of the drug. From inception through March 2015, we have received $36 million in payments for advancing ISIS-DMPK-2.5Rx. We will earn the next milestone payment of $35 million if we initiate a Phase 2 study for ISIS-DMPK-2.5Rx.

Neurology

In December 2012, we and Biogen entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program. We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs. In February 2015, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study of ISIS-BIIB4Rx, a drug for an undisclosed target designed to treat a neurodegenerative disease. From inception through March 31, 2015, we have received $40 million in payments under this collaboration. We will earn the next milestone payment of up to $14 million if we initiate a Phase 1 study for ISIS-BIIB4Rx.

Strategic Neurology

In September 2013, we and Biogen entered into a fourth and separate collaboration agreement, which is a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurological diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license drugs resulting from this collaboration. The exclusivity for neurological diseases will last through September 2019, and may be extended for any drug development programs being pursued under the collaboration. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen will have the option to license antisense drugs after Phase 2 proof of concept. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Biogen will be responsible for all of the drug discovery and development activities for drugs using other modalities.

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all drugs developed through this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. If we have a change of control during the first six years of the collaboration, we may be required to refund Biogen a portion of the $100 million upfront payment, with the amount of the potential refund decreasing ratably as we progress through the initial six year term of the collaboration. We are amortizing the $100 million upfront payment through September 2019. Because the amortization period for the upfront payment will never be less than the initial six year term of the collaboration, the amount of revenue we recognize from the upfront payment will never exceed the amount that Biogen could potentially require us to refund.

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. In addition, we are eligible to receive royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration. If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. In addition, we are eligible to receive single-digit royalties on any product sales of drugs using non-antisense modalities developed under this collaboration. From inception through March 2015, we have received $125 million in payments under this collaboration. In April 2015, we earned a $10 million milestone payment for validating a fourth target under this collaboration. We will earn the next milestone payment of up to $10 million if we choose another target to advance under this collaboration.

Each of our agreements with Biogen will continue until the earlier of the date all of Biogen's options to obtain the exclusive licenses under the applicable agreement expire unexercised or, if Biogen exercises its option, until the expiration of all payment obligations under the applicable agreement. In addition, each agreement, or any program under an agreement, may terminate early under the following situations:

•	Biogen may terminate the agreement or any program at any time by providing written notice to us;
•	Under specific circumstances, if we are acquired by a third party with a product that directly competes with a compound being developed under the agreement, Biogen may terminate the affected program by providing written notice to us;
•	If, within a specified period of time, any required clearance of a transaction contemplated by an agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is not received, then either we or Biogen may terminate the affected program by providing written notice to the other party; and
•	Either we or Biogen may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During the three months ended March 31, 2015 and 2014, we earned revenue of $39.2 million and $10.2 million, respectively, from our relationship with Biogen, which represented 63 and 36 percent, respectively of our total revenue for those periods. Our condensed consolidated balance sheet at March 31, 2015 included deferred revenue of $110.8 million related to our relationship with Biogen.

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

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx. From inception through March 2015, we have earned $60 million, primarily in milestone payments, from GSK related to the development of ISIS-TTRRx. We are also eligible to earn an additional $10 million pre-licensing milestone payment associated with the ISIS-TTRRx Phase 2/3 study. In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets.

 In addition to ISIS-TTRRx, we have four drugs in development. We are developing ISIS-HBVRx, an antisense drug designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV infection. We are also developing ISIS-GSK4-LRx and ISIS-RHO-2.5Rx, which are antisense drugs we designed to treat ocular diseases. In addition, we recently advanced a drug to treat an undisclosed target, ISIS-GSK6-LRx, into development.

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.3 billion, including up to $220.5 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. Through March 2015, we have received $129.5 million in payments under this strategic alliance with GSK. We will earn the next milestone payment of $5 million if we further advance ISIS-GSK4Rx. In addition, we are eligible to receive royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

Our alliance with GSK will continue until the earlier of the date that all of GSK's options to obtain the exclusive licenses under the agreement expire unexercised or, if GSK exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

•	GSK may terminate any program, other than the ISIS-TTRRx program, at any time by providing written notice to us;
•	GSK may terminate the ISIS-TTRRx program by providing written notice to us after reviewing specific data from the Phase 3 study for the program; and
•	Either we or GSK may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During the three months ended March 31, 2015 and 2014, we earned revenue of $16.5 million and $3.3 million, respectively, from our relationship with GSK, which represented 26 and 12 percent, respectively of our total revenue for those periods. Our condensed consolidated balance sheet at March 31, 2015 included deferred revenue of $9.2 million related to our relationship with GSK.

7.	Segment Information and Concentration of Business Risk

In 2015, we began reporting our financial results in two reportable segments, Isis Core, previously referred to as Drug Discovery and Development and Akcea Therapeutics, our new wholly owned subsidiary. Segment loss from operations includes revenue less operating expenses attributable to each segment.

In our Isis Core segment we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class or best-in-class drugs for us and our partners. Our Isis Core segment generates revenue from a multifaceted partnering strategy.

We established Akcea to develop and commercialize the drugs from our lipid franchise. Moving our lipid drugs into a company that we own and control ensures that our core focus at Isis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs. To date, Akcea has not earned any revenue.

The following is our segment information for the three months ended March 31, 2015 (in thousands).

	Isis Core	Akcea Therapeutics	Total

Revenue:
Research and development	$61,892	$—	$61,892
Licensing and royalty	691	—	691
Total segment revenue	$62,583	$—	$62,583
Loss from operations	$(2,232)	$(7,098)	$(9,330)

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2015	2014
Partner A	63%	36%
Partner B	26%	12%
Partner C	1%	12%
Partner D	0%	27%

Contract receivables from two significant partners comprised approximately 92 percent of our contract receivables at March 31, 2015. Contract receivables from three significant partners comprised approximately 99 percent of our contract receivables at December 31, 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the therapeutic and commercial potential of our technologies and drugs, including KYNAMRO, ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, and other products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 30 of this Report.

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

We have created a mature and broad pipeline of 38 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas. We have a number of drugs in later-stage development that we believe represent significant near-term commercial opportunities. ISIS-APOCIIIRx is a drug we designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS and patients with partial lipodystrophy, another severe and rare genetic condition. We have completed a broad Phase 2 program in which patients treated with ISIS-APOCIIIRx experienced significantly reduced triglyceride and apolipoprotein C-III, or apoC-III, levels when evaluated as a single agent and in combination with fibrates. We initiated a Phase 3 study of ISIS-APOCIIIRx in patients with FCS in the third quarter of 2014 and we plan to initiate a Phase 3 study in patients with partial lipodystrophy in 2015. In addition to ISIS-APOCIIIRx, we are also evaluating ISIS-TTRRx and ISIS-SMNRx in Phase 3 studies. We designed these drugs to treat patients with severe and rare diseases, such as transthyretin amyloidosis, or TTR amyloidosis, and spinal muscular atrophy, or SMA, who have very limited therapeutic options. The significant unmet medical need and the severity of these diseases could warrant a rapid path to market. We expect Phase 3 data in 2016/2017 for all three of these drugs, which may support regulatory filings for marketing approvals for these drugs. We believe all three of these drugs have the potential to reach the market in the next several years. We also have numerous drugs in our pipeline advancing in mid-stage clinical development that could represent significant near and mid-term licensing opportunities.

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

One component of our partnering strategy is to form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners and build a base of license fees, milestone payments and profit share or royalty income. An example of this is our recent exclusive license of ISIS-FXIRx to Bayer HealthCare to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. As a leader in the antithrombotic market, Bayer has the expertise, resources and commitment to broadly develop ISIS-FXIRx. They plan to conduct a robust development plan that represents a commitment to make a substantial investment in ISIS-FXIRx. Bayer’s development plan combines short-term indications, which have the potential for early market entrance in patients with limited therapeutic options, with long-term indications in patients who are underserved by current anti-thrombotic treatments. Another example of our traditional partnering strategy was our license of KYNAMRO to Genzyme.

We also form preferred partner transactions that provide us with a vested partner, such as AstraZeneca, Biogen, GSK, Janssen and Roche, early in the development of a drug. Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer. These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts. We benefit from this strategy because it allows us to expand and broaden our drug discovery efforts to new disease targets. For example, through our broad strategic partnership with Biogen, we are capitalizing on Biogen's extensive resources and expertise in neurological diseases to create a franchise of novel treatments for neurological disorders. Additionally, with Janssen we have a global collaboration to discover and develop antisense drugs to treat autoimmune disorders of the GI tract, which brings together our RNA-targeted technology platform and Janssen's expertise in autoimmune disorders and therapeutic formulation. Similar to our other partnerships, with our preferred partner transactions we benefit financially from upfront payments, milestone payments, licensing fees and royalties.

Earlier this year, we established a wholly owned subsidiary, Akcea Therapeutics, Inc., to develop and commercialize the drugs from our lipid franchise. Akcea will focus on the development and commercialization of ISIS-APOCIIIRx, ISIS-APO(a)Rx and ISIS-ANGPTL3Rx as well as more potent follow on drugs for these programs. To lead Akcea, we hired a senior business leader with commercialization expertise in severe and rare and cardiovascular diseases to maximize the value of our lipid franchise assets. Our Akcea CEO has already made several key strategic hires. Moving our lipid drugs into a company that we own and control ensures that our core focus at Isis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs.

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

The broad applicability of our drug discovery technology and the clinical successes of the drugs in our pipeline continue to create new partnering opportunities. Since January 2012, we have initiated eight new partnerships that involve antisense drugs for the treatment of various disorders, including neurological diseases, autoimmune disorders of the GI tract, thrombosis and cancer. Most recently, we granted an exclusive license to our partner, Bayer HealthCare, to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. We formed a broad alliance with Janssen to discover and develop antisense drugs to treat autoimmune disorders in the GI tract, four strategic alliances with Biogen to discover and develop antisense drugs to treat neurologic diseases, a strategic alliance with AstraZeneca to discover and develop antisense drugs to treat cancer and a strategic alliance with Roche to discover and develop antisense drugs to treat Huntington's disease. Additionally, we and our partner, GSK, are developing five drugs, including ISIS-TTRRx, which is in Phase 3 development. We have the potential to earn significant revenue from these partnerships and our other partnered programs. Since 2007 we have received more than $1.4 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn over $8.5 billion in future milestone payments and licensing fees from all of our partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements.

As an innovator in RNA-targeting drug discovery and development, we design and execute our patent strategy to provide us with extensive protection for our drugs and our technology. With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. Through March 2015, we have generated more than $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Recent Events

Drug Development Highlights (2015 first quarter and subsequent activities)
•	We and our partners reported positive data on six drugs in our pipeline, including:
o	We reported positive results from an ongoing open-label extension study of ISIS-TTRRx in patients with FAP. In the open-label study after thirteen weeks of treatment with ISIS-TTRRx, TTR protein was reduced up to 92 percent with a median reduction of 78 percent in patients with FAP compared to their baseline TTR levels at entry into the Phase 3 study.
o	AstraZeneca reported clinical and preclinical data on ISIS-STAT3-2.5Rx demonstrating evidence of antitumor activity in patients with cancer including advanced/metastatic hepatocellular carcinoma and diffuse large B cell lymphoma. Additionally, AstraZeneca reported that, in preclinical studies, co-treatment of ISIS-STAT3-2.5Rx and MEDI4736, an immune checkpoint inhibitor, showed significantly greater antitumor activity than when either drug was administered alone. AstraZeneca plans to initiate two clinical studies evaluating ISIS-STAT3-2.5Rx in combination with MEDI4736 this year.
o	We reported top-line Phase 2 data on ISIS-PTP1BRx demonstrating that patients with type 2 diabetes experienced statistically significant mean reductions in body weight and HbA1c (0.7 percentage point) at 36 weeks.
o	Regulus reported clinical data on RG-101 showing that patients with hepatitis C virus achieved sustained viral suppression after only a single dose of RG-101, and that some patients remained below the level of detection for hepatitis C virus 20 weeks after a single dose.
o	We reported Phase 1 results showing that ISIS-ANGPTL3Rx produced significant reductions of up to 93 percent in ANGPTL3, up to 63 percent in triglycerides and up to 46 percent in total cholesterol in healthy volunteers.
o	We reported Phase 1 results showing that ISIS-PKKRx produced significant, dose-dependent reductions of PKK of up to 95 percent in healthy volunteers.

Corporate Highlights (2015 first quarter and subsequent activities)
•	We licensed ISIS-FXIRx to Bayer HealthCare to develop and commercialize ISIS-FXIRx for the prevention of thrombosis.
o	We are eligible to receive up to $375 million in payments, including a $100 million upfront payment and a $55 million milestone payment upon advancement of the program following completion of the planned Phase 2 study.
o	We are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of ISIS-FXIRx.
o	This transaction is subject to clearances under the Hart-Scott Rodino Antitrust Improvements Act.
•	We formed an alliance with Janssen to discover and develop antisense drugs to treat autoimmune disorders of the GI tract.
o	We received $35 million in upfront payments and are eligible to receive nearly $800 million in development, regulatory and sales milestone payments and license fees for the programs under this alliance.
o	We will also receive tiered royalties in the near teens on sales of drugs successfully commercialized.
•	We formed a wholly owned subsidiary, Akcea Therapeutics, to develop and commercialize our lipid drugs, ISIS-APOCIIIRx, ISIS-APO(a)Rx, ISIS-ANGPTL3Rx and the follow on drugs for these programs.
•	We and Alnylam formed a new agreement that includes a cross-license of intellectual property, providing each company rights to certain of each other’s technology advances.
o	The new agreement also provides each company with exclusive RNA therapeutic license rights for two programs.
•	We generated more than $195 million in payments from partners, including the following:
o	$100 million from Bayer
o	$42 million from Biogen
o	$35 million from Janssen
o	$17 million from GSK

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

•	Assessing the propriety of revenue recognition and associated deferred revenue;
•	Determining the proper valuation of investments in marketable securities and other equity investments;
•	Assessing the recoverability of long-lived assets, including property and equipment, intellectual property and licensed technology;
•	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities;
•	Estimating our net deferred income tax asset valuation allowance; and
•	Determining the fair value of convertible debt without the conversion feature

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2015 was $62.6 million compared to $28.2 million for the same period in 2014. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. For example, nearly 75% of our revenue in the first quarter of 2015 was from milestone payments we earned from the success of our partnered programs.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2015 was $61.9 million compared to $19.6 million for the same period in 2014.

We earned $46 million in milestone payments for the three months ended March 31, 2015. The revenue from milestone payments in the first quarter of 2015 was comprised of:

•	$31 million from Biogen including the following:
o	$10 million for initiating investigational new drug supporting studies for ISIS-BIIB4Rx;
o	$9 million for advancing CHERISH, a Phase 3 study for ISIS-SMNRx in infants with SMA;
o	$7 million for advancing the open-label extension study for ISIS-SMNRx in children with SMA; and
o	$5 million for validating an undisclosed target to treat a neurological disorder.
•	$15 million from GSK related to advancing the Phase 2/3 study of ISIS-TTRRx.

In April 2015, we earned a $10 million milestone payment from Biogen for advancing a fourth target under our strategic neurology collaboration. In addition, we project that we will recognize between $85 million and $95 million of new revenue in 2015 from our recently completed license agreement with Bayer HealthCare.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2015 was $0.7 million compared to $8.6 million for the same period in 2014. The decrease was primarily a result of the $7.7 million in sublicensing revenue we earned for the three months ended March 31, 2014 from Alnylam related to its license of our technology to one of its partners.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $71.9 million compared to $57.8 million for the same period in 2014 because we are conducting more later-stage clinical trials in 2015 than we did in 2014, including the continuation of our Phase 3 programs for ISIS-TTRRx, ISIS-SMNRx, and ISIS-APOCIIIRx and an increase in stock compensation expense due to the increase in our stock price. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$52,068	$50,759
Akcea Therapeutics	6,540	—
Non-cash compensation expense related to equity awards	13,305	7,069
Total operating expenses	$71,913	$57,828

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it. Non-cash compensation expense related to equity awards increased significantly in 2015 compared to 2014 primarily due to the increase in our stock price.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of costs for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support costs.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2015	2014
Research, development and patent expenses	$53,961	$47,575
Non-cash compensation expense related to equity awards	10,486	5,873
Total research, development and patent expenses	$64,447	$53,448

Our research and development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$48,220	$47,575
Akcea Therapeutics	5,741	—
Non-cash compensation expense related to equity awards	10,486	5,873
Total research, development and patent expenses	$64,447	$53,448

For the three months ended March 31, 2015, our total research, development and patent expenses were $54.0 million compared to $47.6 million for the same period in 2014, and were higher primarily due to the progression of our three drugs we currently have in Phase 3 studies. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Antisense drug discovery expenses	$10,661	$9,097
Non-cash compensation expense related to equity awards	2,918	1,685
Total antisense drug discovery	$13,579	$10,782

Antisense drug discovery costs for the three months ended March 31, 2015 were $10.7 million and were slightly higher compared to $9.1 million for the same period in 2014 because we were conducting more research activities in 2015 to support our partnerships. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2015	2014
KYNAMRO	$1,254	$1,797
ISIS-TTRRx	3,231	2,381
ISIS-SMNRx	6,120	1,963
ISIS-APOCIIIRx	2,371	1,054
Other antisense development products	9,135	10,779
Development overhead costs	8,673	8,424
Total antisense drug development, excluding non-cash compensation expense related to equity awards	30,784	26,398
Non-cash compensation expense related to equity awards	3,714	2,078
Total antisense drug development	$34,498	$28,476

Antisense drug development expenses were $30.8 million for the three months ended March 31, 2015, compared to $26.4 million for the same period in 2014. Expenses in the first quarter of 2015 were higher compared to the same period in 2014 primarily due to the progression of our three drugs currently in Phase 3 trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards. In our 2014 Form 10-K, we began presenting salaries and benefits in the development overhead costs line in our antisense drug development table. We have adjusted 2014 to conform to the current year presentation.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$25,613	$26,398
Akcea Therapeutics	5,171	—
Non-cash compensation expense related to equity awards	3,714	2,078
Total antisense drug development	$34,498	$28,476

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

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. This function is responsible for providing drug supplies to antisense drug development, our Akcea subsidiary and our collaboration partners, including the analytical testing to satisfy good laboratory and good manufacturing practices requirements.

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Manufacturing and operations	$5,633	$5,766
Non-cash compensation expense related to equity awards	1,171	699
Total manufacturing and operations	$6,804	$6,465

Manufacturing and operations expenses were $5.6 million for the three months ended March 31, 2015, and were relatively flat compared to $5.8 million for the same period in 2014. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$5,260	$5,766
Akcea Therapeutics	373	—
Non-cash compensation expense related to equity awards	1,171	699
Total antisense drug development	$6,804	$6,465

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Personnel costs	$2,676	$2,562
Occupancy	1,833	1,735
Patent expenses	597	374
Depreciation and amortization	543	571
Insurance	312	294
Other	922	778
Total R&D support costs, excluding non-cash compensation expense related to equity awards	6,883	6,314
Non-cash compensation expense related to equity awards	2,683	1,411
Total R&D Support costs	$9,566	$7,725

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$6,686	$6,314
Akcea Therapeutics	197	—
Non-cash compensation expense related to equity awards	2,683	1,411
Total R&D Support costs	$9,566	$7,725

R&D support costs for the three months ended March 31, 2015 were $6.9 million, compared to $6.3 million for the same period in 2014. All amounts exclude non-cash compensation expense related to equity awards.

General and Administrative Expenses

General and administrative expenses include corporate costs required to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations, and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above.

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative expenses	$4,647	$3,184
Non-cash compensation expense related to equity awards	2,819	1,196
Total general and administrative expenses	$7,466	$4,380

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Isis Core	$3,848	$3,184
Akcea Therapeutics	799	—
Non-cash compensation expense related to equity awards	2,819	1,196
Total general and administrative expenses	$7,466	$4,380

General and administrative expenses were $4.6 million for the three months ended March 31, 2015, and increased compared to $3.2 million for the same period in 2014 primarily due to increased personnel costs and the addition of Akcea. All amounts exclude non-cash compensation expense related to equity awards.

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics segment for the three months ended March 31, 2015. Akcea had no operations in 2014.:

Development expenses	$5,741
General and administrative expenses	799
Total operating expenses, excluding non-cash compensation expense related to equity awards	6,540
Non-cash compensation expense related to equity awards	558
Total Akcea Therapeutics operating expenses	$7,098

Expenses for Akcea Therapeutics were $6.5 million for the three months ended March 31, 2015, and were driven by development costs mainly related to Akcea’s Phase 3 program for ISIS-APOCIIIRx and other projects including ISIS-APO(a)Rx and ISIS-ANGPTL3Rx. Additionally, starting in 2015, Akcea incurred general and administrative costs necessary to operate and we allocated to Akcea a portion of Isis' general and administrative and R&D support costs for work we performed on behalf of Akcea. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2015 was $0.8 million, compared to $0.7 million for the same period in 2014. The slight increase in investment income was primarily due to a higher average cash balance and market conditions during the first quarter of 2015.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent convertible notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2015	2014
2¾ percent convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$612	$1,806
Interest expense payable in cash	421	1,384
1 percent convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	5,016	—
Interest expense payable in cash	1,250	—
Non-cash interest expense for long-term financing liability	1,662	1,652
Other	60	101
Total interest expense	$9,021	$4,943

Interest expense for the three months ended March 31, 2015 was $9.0 million compared to $4.9 million in 2014. The increase in interest expense was primarily due to the increase in non-cash amortization of the debt discount and debt issuance costs for our 1 percent notes we issued in November 2014. Additionally, we had more debt outstanding and as a result our interest expense payable in cash increased. In November 2014, we completed a $500 million convertible debt offering. The notes mature in 2021 and bear interest at 1 percent. We used a substantial portion of the net proceeds from the issuance of the 1 percent notes to repurchase $140 million in principal of our 2¾ percent notes. The new principal balance of the 2¾ percent notes is $61.2 million. We record non-cash amortization of the debt discount on our convertible notes because we account for our convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature. This means we recorded our convertible notes at a discount that we are amortizing over the life of the notes as non-cash interest expense.

Gain on Investments, net

We recorded a gain on investments of $0.4 million for the three months ended March 31, 2014, primarily due to the sale of a portion of our stock in iCo Therapeutics Inc. We did not sell any securities during the three months ended March 31, 2015.

Income Tax Benefit

We recorded a tax benefit of $0.8 million for the three months ended March 31, 2015, compared to $2.3 million for the same period in 2014. Accounting rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. The tax benefit we recorded in the first quarter of 2015 and 2014 was primarily related to the unrealized gains associated with our investments in Regulus.

Net Loss and Net Loss per Share

Net loss for the three months ended March 31, 2015 was $16.7 million, compared to $31.3 million for the same period in 2014. Basic and diluted net loss per share for the three months ended March 31, 2015 was $0.14 per share, compared to $0.27 per share for the same period in 2014. Our net loss decreased in the first quarter of 2015 compared to the first quarter of 2014 primarily due an increase in revenue from milestone payments.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2015, we have earned approximately $1.6 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through March 31, 2015, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At March 31, 2015, we had cash, cash equivalents and short-term investments of $695.1 million and stockholders’ equity of $275.9 million. In comparison, we had cash, cash equivalents and short-term investments of $728.8 million and stockholders’ equity of $257.8 million at December 31, 2014. At March 31, 2015, we had consolidated working capital of $735.1 million, compared to $721.3 million at December 31, 2014. The increase in our working capital primarily relates to the increase in value of our investment in Regulus, offset slightly by cash used to fund our operations. Our cash balance at March 31, 2015 did not include approximately $134 million, which is comprised of $24 million in payments we already received from partners in the second quarter plus $110 million in payments we expect to receive primarily from Bayer upon Hart-Scott-Rodino clearance.

As of March 31, 2015, our debt and other obligations totaled $642.7 million compared to $643.5 million at December 31, 2014.

The following table summarizes our contractual obligations as of March 31, 2015. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent Convertible Senior Notes (principal and interest payable)	$535.0	$5.0	$10.0	$10.0	$510.0
2¾ percent Convertible Senior Notes (principal and interest payable)	$69.5	$1.5	$3.4	$64.6	$—
Facility Rent Payments	$130.2	$6.3	$13.2	$14.0	$96.7
Equipment Financing Arrangements (principal and interest payable)	$2.3	$2.0	$0.3	$—	$—
Other Obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Capital Lease	$0.1	$0.1	$—	$—	$—
Operating Leases	$24.7	$1.6	$3.0	$3.0	$17.1
Total	$763.1	$16.6	$30.0	$91.7	$624.8

Our contractual obligations consist primarily of our publicly traded convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

Convertible Debt Summary

In November 2014, we completed a $500 million offering of convertible senior notes, which mature in 2021 and bear interest at 1 percent. We used a substantial portion of the net proceeds from the issuance of these notes to repurchase $140 million in principal of our 2¾ percent convertible senior notes. As a result, the new principal balance of the 2¾ percent notes is $61.2 million.

At March 31, 2015 our outstanding convertible debt was as follows (amounts in millions unless otherwise noted):

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

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement, and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement. Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly. Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral. As of March 31, 2015, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.18 percent. The carrying balance under this loan agreement at March 31, 2015 and December 31, 2014 was $2.2 million and $3.2 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2015 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Associated with our Isis Core and Akcea Therapeutics Businesses

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

The degree of market acceptance for KYNAMRO, and any of our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, depends upon a number of factors, including the:

•	receipt and scope of regulatory approvals;
•	establishment and demonstration in the medical and patient community of the efficacy and safety of our drugs and their potential advantages over competing products
•	cost and effectiveness of our drugs compared to other available therapies
•	patient convenience of the dosing regimen for our drugs; and
•	reimbursement policies of government and third-party payors

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

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies of new pharmaceutical products and in obtaining FDA and other regulatory approvals of such products. Accordingly, our competitors may succeed in obtaining regulatory approval for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our drugs, and we will rely on our partners or Akcea to provide this capability.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2015, we had an accumulated deficit of approximately $1.0 billion and stockholders’ equity of approximately $275.9 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen, Genzyme, GSK, and Roche these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Biogen, Genzyme, GSK, or Roche, could determine that it is in its financial interest to:

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

Intellectual property litigation could be expensive and prevent us from pursuing our programs.*

From time to time we have to defend our intellectual property rights. In the event of an intellectual property dispute, we sometimes need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission or foreign patent authorities. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business. For example, in November 2013 we filed a patent infringement lawsuit against Gilead Sciences Inc. in the United States District Court of the Northern District of California. Intellectual property lawsuits may be costly and may not be resolved in our favor.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2015, we had cash, cash equivalents and short-term investments equal to $695.1 million. If we do not meet our goals to successfully commercialize KYNAMRO and our other drugs, including ISIS-APOCIIIRx, ISIS-SMNRx and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2015, the market price of our common stock ranged from $22.25 to $77.80 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2015.

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

Santaris Litigation

In September 2011, we filed a patent infringement lawsuit against Santaris Pharma A/S and Santaris Pharma A/S Corp. in the United States District Court of the Southern District of California. Our infringement lawsuit alleged that Santaris' activities providing antisense drugs and antisense drug discovery services to several pharmaceutical companies infringed U.S. Patent No. 6,326,199, entitled "Gapped 2' Modified Oligonucleotides" and U.S. Patent No. 6,066,500, entitled "Antisense Modulation of Beta Catenin Expression." In April 2013, we amended our complaint related to the lawsuit to include additional claims alleging that Santaris' activities providing antisense drugs and antisense drug discovery services to a pharmaceutical company infringed U.S. Patent No. 6,440,739 entitled "Antisense Modulation of Glioma-Associated Oncogene-2 Expression"; and that Santaris induced its actual and prospective pharmaceutical partners to infringe U.S. Patent No. 6,326,199. In March 2015, we and Santaris (now Roche), settled the lawsuit.

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

10.1
Second Amended and Restated Strategic Collaboration and License Agreement between the Registrant and Alnylam Pharmaceuticals, Inc. dated January 8, 2015. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2
Amendment #1 to HTT Research, Development, Option and License Agreement between the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated January 9, 2015. Portions of this exhibit have been omitted and separately filed with the SEC.

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

101
The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	May 5, 2015

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 5, 2015