Form 10-Q
period 2015-09-30
ISIS PHARMACEUTICALS INC
filed 2015-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of voting common stock outstanding as of November 4, 2015 was 120,117,708.

ISIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Isis Pharmaceuticals® is a registered trademark of Isis Pharmaceuticals, Inc.

Akcea Therapeutics™ is a trademark of Isis Pharmaceuticals, Inc.

Regulus Therapeutics™ is a trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Genzyme Corporation

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,593	$142,998
Short-term investments	685,599	585,834
Contracts receivable	1,826	3,903
Inventories	6,583	6,290
Investment in Regulus Therapeutics Inc.	18,594	81,881
Other current assets	29,066	15,691
Total current assets	868,261	836,597
Property, plant and equipment, net	89,243	88,958
Licenses, net	1,285	2,690
Patents, net	19,489	17,186
Deposits and other assets	9,727	10,378
Total assets	$988,005	$955,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,294	$17,984
Accrued compensation	9,508	12,302
Accrued liabilities	24,487	30,451
Current portion of long-term obligations	773	2,882
Current portion of deferred contract revenue	68,136	51,713
Total current liabilities	122,198	115,332
Long-term deferred contract revenue	149,100	127,797
1 percent convertible senior notes	342,136	327,486
2¾ percent convertible senior notes	49,754	48,014
Long-term obligations, less current portion	7,312	7,669
Long-term financing liability for leased facility	72,091	71,731
Total liabilities	742,591	698,029
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 120,028,312 and 118,442,726 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	120	118
Additional paid-in capital	1,286,690	1,224,509
Accumulated other comprehensive (loss) income	(17,957)	39,747
Accumulated deficit	(1,023,439)	(1,006,594)
Total stockholders’ equity	245,414	257,780
Total liabilities and stockholders’ equity	$988,005	$955,809

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Research and development revenue under collaborative agreements	$48,918	$43,798	$230,469	$119,975
Licensing and royalty revenue	203	265	1,664	9,325
Total revenue	49,121	44,063	232,133	129,300

Expenses:
Research, development and patent expenses	88,508	61,086	220,962	173,798
General and administrative	8,751	4,470	23,992	13,313
Total operating expenses	97,259	65,556	244,954	187,111

Loss from operations	(48,138)	(21,493)	(12,821)	(57,811)

Other income (expense):
Investment income	1,185	675	2,946	2,003
Interest expense	(9,233)	(4,998)	(27,381)	(14,902)
Gain on investments, net	199	3	200	140
Gain on investment in Regulus Therapeutics Inc.	20,211	535	20,211	535

Loss before income tax expense	(35,776)	(25,278)	(16,845)	(70,035)

Income tax expense	—	(1,398)	—	(2)

Net loss	$(35,776)	$(26,676)	$(16,845)	$(70,037)

Basic and diluted net loss per share	$(0.30)	$(0.23)	$(0.14)	$(0.60)
Shares used in computing basic and diluted net loss per share	119,979	117,811	119,560	117,511

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(35,776)	$(26,676)	$(16,845)	$(70,037)
Unrealized losses on securities, net of tax	(16,157)	(6,994)	(37,493)	(3,189)
Reclassification adjustment for realized gains included in net loss	(20,211)	(831)	(20,211)	(997)

Comprehensive loss	$(72,144)	$(34,501)	$(74,549)	$(74,223)

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(16,845)	$(70,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,190	4,791
Amortization of patents	1,012	841
Amortization of licenses	1,405	1,412
Amortization of premium on investments, net	5,495	5,649
Amortization of debt issuance costs	841	412
Amortization of 2¾ percent convertible senior notes discount	1,741	5,103
Amortization of 1 percent convertible senior notes discount	14,651	—
Amortization of long-term financing liability for leased facility	4,994	4,962
Stock-based compensation expense	41,907	22,894
Gain on investment in Regulus Therapeutics Inc.	(20,211)	(535)
Gain on investments, net	(200)	(140)
Non-cash losses related to patents, licensing and property, plant and equipment	244	753
Tax benefit from other unrealized gains on securities	—	—
Changes in operating assets and liabilities:
Contracts receivable	2,077	(15,211)
Inventories	(293)	948
Other current and long-term assets	(13,257)	(1,239)
Accounts payable	862	1,414
Accrued compensation	(2,794)	(5,004)
Deferred rent	163	126
Accrued liabilities	(6,109)	7,046
Deferred contract revenue	37,726	(28,584)
Net cash provided by (used in) operating activities	58,599	(64,399)

Investing activities:
Purchases of short-term investments	(398,076)	(250,580)
Proceeds from the sale of short-term investments	293,109	222,896
Purchases of property, plant and equipment	(5,281)	(3,969)
Acquisition of licenses and other assets, net	(3,334)	(2,443)
Proceeds from the sale of Regulus	25,527	—
Proceeds from the sale of strategic investments	39	2,036
Net cash used in investing activities	(88,016)	(32,060)

Financing activities:
Proceeds from equity awards	20,275	17,709
Principal payments on debt and capital lease obligations	(7,263)	(8,003)
Net cash provided by financing activities	13,012	9,706

Net decrease in cash and cash equivalents	(16,405)	(86,753)
Cash and cash equivalents at beginning of period	142,998	159,973
Cash and cash equivalents at end of period	$126,593	$73,220

Supplemental disclosures of cash flow information:
Interest paid	$4,233	$2,977

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$447	$3,204

See accompanying notes.

ISIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2014. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Identifying deliverables and units of accounting

We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting. For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment in the second quarter of 2015. We are also eligible to receive milestone payments, license fees and tiered royalties on gross margins of ISIS-FXIRx. We are responsible for completing the ongoing development services for ISIS-FXIRx and for providing an initial supply of active pharmaceutical ingredient, or API. Bayer is responsible for all other development and commercialization activities for ISIS-FXIRx. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables have stand-alone value. Below is a list of the three units of accounting under our agreement:

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

Timing of revenue recognition

We recognize revenue as we deliver each item under the arrangement and the related revenue is realizable and earned. For example, we recognized revenue for the exclusive license we granted Bayer for ISIS-FXIRx in the second quarter of 2015 because that was when we delivered the license. We also recognize revenue over time. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We must estimate our period of performance when the agreements we enter into do not clearly define such information. We estimate the period of time over which we will complete the activities for which we are responsible and use that period of time as our period of performance for purposes of revenue recognition. We then recognize revenue ratably over such period. We have made estimates of our continuing obligations under numerous agreements and in certain instances the timing of satisfying these obligations may change as the development plans for our drugs progress. Accordingly, our estimates may change in the future. If our estimates and judgments change over the course of our collaboration agreements, it may affect the timing and amount of revenue that we recognize in future periods.

The following are the periods over which we are recognizing revenue for each of our units of accounting under our Bayer agreement:

•	We recognized the portion of the consideration attributed to the ISIS-FXIRx license immediately because we delivered the license and earned the revenue;
•	We are recognizing the amount attributed to the ongoing development services for ISIS-FXIRx over the period of time we are performing the services; and
•	We will recognize the amount attributed to the API supply when we deliver it to Bayer.

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, since early 2012, we have entered into four collaboration agreements with Biogen:

•	In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize nusinersen (formerly ISIS-SMNRx) for spinal muscular atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of nusinersen through completion of Phase 2/3 clinical trials.

•	In June 2012, we entered into a second and separate collaboration agreement with Biogen to develop and commercialize a novel antisense drug targeting DMPK, or dystrophia myotonica-protein kinase. As part of the collaboration, we received a $12 million upfront payment and we are responsible for global development of the drug through the completion of a Phase 2 clinical trial.

•	In December 2012, we entered into a third and separate collaboration agreement with Biogen to discover and develop antisense drugs against three targets to treat neurological or neuromuscular disorders. As part of the collaboration, we received $30 million upfront payment and we are responsible for the discovery of a lead antisense drug for each of three targets.

•	In September 2013, we entered into a fourth and separate collaboration agreement with Biogen to leverage antisense technology to advance the treatment of neurological diseases. We granted Biogen exclusive rights to the use of our antisense technology to develop therapies for neurological diseases as part of this broad collaboration. We received a $100 million upfront payment and we are responsible for discovery and early development through the completion of a Phase 2 clinical trial for each antisense drug identified during the six year term of this collaboration, while Biogen is responsible for the creation and development of small molecule treatments and biologics.

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

We have equity investments in privately- and publicly-held biotechnology companies that we have received as part of a technology license or collaboration agreement. At September 30, 2015, we held ownership interests of less than 20 percent in each of the respective companies.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the nine months ended September 30, 2015 and 2014. Total inventory, which consisted of raw materials, was $6.6 million and $6.3 million as of September 30, 2015 and December 31, 2014, respectively.

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

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three and nine months ended September 30, 2015 and 2014, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	1 percent convertible senior notes;
•	2¾ percent convertible senior notes;
•	Dilutive stock options;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan, or ESPP.

Consolidation of variable interest entities

We identify entities as variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. We perform ongoing qualitative assessments of our variable interest entities to determine whether we have a controlling financial interest in the variable interest entity and therefore are the primary beneficiary. As of September 30, 2015 and December 31, 2014, we had collaborative arrangements with two entities, Regulus and Antisense Therapeutics Limited, that we considered to be variable interest entities. We are not the primary beneficiary for any of these entities as we do not have the power to direct the activities that most significantly impact the economic performance of our variable interest entities, the obligation to absorb losses, or the right to receive benefits from our variable interest entities that could potentially be significant to the variable interest entities. As of September 30, 2015, the total carrying value of our investments in variable interest entities was $18.6 million, and was related to our investment in Regulus. Our maximum exposure to loss related to our variable interest entities is limited to the carrying value of our investments.

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments, net of taxes, and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive (loss) income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance accumulated other comprehensive income	$18,411	$24,719	$39,747	$21,080
Unrealized losses on securities, net of tax (1)	(16,157)	(6,994)	(37,493)	(3,189)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	(20,211)	(831)	(20,211)	(997)
Net other comprehensive loss for the period	(36,368)	(7,825)	(57,704)	(4,186)
Ending balance accumulated other comprehensive (loss) income	$(17,957)	$16,894	$(17,957)	$16,894

(1)	Other comprehensive loss for the three months ended September 30, 2014 included income tax benefit of $2.5 million. There was no tax expense or benefit for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014.

(2)	Amounts for the three and nine months ended September 30, 2015 are included in gain on investment in Regulus Therapeutics Inc. on our condensed consolidated statement of operations. For the three and nine months ended September 30, 2014, $0.5 million is included in the gain on investment in Regulus Therapeutics Inc., with the remaining amount included in gain on investments, net on our condensed consolidated statement of operations.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2015 and 2014, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	53.7%	50.7%
Expected life	4.5 years	4.6 years

ESPP:
	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	51.7%	60.6%
Expected life	6 months	6 months

Board of Director Stock Options:

Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	2.1%	2.2%
Dividend yield	0.0%	0.0%
Volatility	52.2%	54.2%
Expected life	6.9 years	6.9 years

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four year period. The weighted-average grant date fair value of RSUs granted to employees and board of directors for the nine months ended September 30, 2015 was $67.57 and $57.16 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research, development and patent expenses	$11,297	$6,606	$32,248	$18,879
General and administrative	3,700	1,512	9,659	4,015
Total	$14,997	$8,118	$41,907	$22,894

Non-cash stock-based compensation expense was $15.0 million and $41.9 million for the three and nine months ended September 30, 2015, respectively, and increased compared to $8.1 million and $22.9 million for the same periods in 2014 primarily due to the increase in our stock price in January 2015 compared to January 2014. As of September 30, 2015, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $53.1 million and $20.2 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.4 years, respectively.

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

In August 2014, the FASB issued accounting guidance on how and when to disclose going-concern uncertainties in the financial statements. This guidance will require us to perform interim and annual assessments to determine our ability to continue as a going concern within one year from the date that we issue our financial statements. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. We will adopt this guidance in our fiscal year beginning January 1, 2017. We do not expect this guidance to have any effect on our consolidated financial statements.

In February 2015, the FASB issued accounting guidance which amends existing consolidation guidance for entities that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We will adopt this guidance in our fiscal year beginning January 1, 2016. We do not expect this guidance to have any effect on our consolidated financial statements.

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs. The amended guidance requires us to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. The guidance does not require us to change how we recognize and measure our debt issuance costs. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We will adopt this guidance in our fiscal year beginning January 1, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued accounting guidance to clarify the accounting for fees paid in cloud computing arrangements. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license element consistent with the acquisition of other software licenses or if the arrangement excludes a software license and should be accounted for as a service contract. The guidance does not change the accounting for service contracts. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015. We will adopt this guidance in our fiscal year beginning January 1, 2016 on a prospective basis. We do not expect this guidance to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued accounting guidance to simplify the remeasurment of inventory. The amended guidance applies to entities that value inventory under methods other than last-in first-out (LIFO) or the retail inventory method and applies to us because we value our inventory under the FIFO method. The amended guidance requires us to measure our inventory at the lower of cost and net realizable value. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2015 on a prospective basis. We will adopt this guidance in our fiscal year beginning January 1, 2016. We do not expect this guidance to have any effect on our consolidated financial statements.

3.	Investments

As of September 30, 2015, we have primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2015:

One year or less	52%
After one year but within two years	28%
After two years but within three and a half years	20%
Total	100%

As illustrated above, at September 30, 2015, 80 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At September 30, 2015, we had an ownership interest of less than 20 percent in one private company and two public companies with which we conduct business. The privately-held company is Atlantic Pharmaceuticals Limited and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held company under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

In July 2015, we sold approximately 2.7 million shares of Regulus’ common stock for total proceeds of $25.5 million, resulting in a $20.2 million gain, which we recognized in the third quarter of 2015. We remain a significant shareholder of Regulus’ common stock.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Other- Than- Temporary Impairment	Estimated
September 30, 2015	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities (1):
Corporate debt securities	$178,172	$37	$(88)	$—	$178,121
Debt securities issued by U.S. government agencies	91,609	8	(6)	—	91,611
Debt securities issued by states of the United States and political subdivisions of the states (2)	62,048	36	(59)	—	62,025
Total securities with a maturity of one year or less	331,829	81	(153)	—	331,757
Corporate debt securities	270,045	132	(701)	—	269,476
Debt securities issued by U.S. government agencies	30,654	19	(2)	—	30,671
Debt securities issued by states of the United States and political subdivisions of the states	61,388	28	(121)	—	61,295
Total securities with a maturity of more than one year	362,087	179	(824)	—	361,442
Total available-for-sale securities	$693,916	$260	$(977)	$—	$693,199
Equity securities:
Regulus Therapeutics Inc.	$7,162	$11,432	$—	$—	$18,594
Securities included in other current assets	880	—	—	(880)	—
Total equity securities	$8,042	$11,432	$—	$(880)	$18,594
Total available-for-sale and equity securities	$701,958	$11,692	$(977)	$(880)	$711,793

		Gross Unrealized		Other- Than- Temporary Impairment	Estimated
December 31, 2014	Cost	Gains	Losses	Loss	Fair Value
Available-for-sale securities (1):
Corporate debt securities (2)	$219,856	$89	$(89)	$—	$219,856
Debt securities issued by U.S. government agencies	47,496	7	(27)	—	47,476
Debt securities issued by the U.S. Treasury (2)	19,008	9	—	—	19,017
Debt securities issued by states of the United States and political subdivisions of the states (2)	45,196	19	(53)	—	45,162
Total securities with a maturity of one year or less	331,556	124	(169)	—	331,511
Corporate debt securities	152,730	16	(600)	—	152,146
Debt securities issued by U.S. government agencies	62,530	—	(151)	—	62,379
Debt securities issued by states of the United States and political subdivisions of the states	60,073	32	(234)	—	59,871
Total securities with a maturity of more than one year	275,333	48	(985)	—	274,396
Total available-for-sale securities	$606,889	$172	$(1,154)	$—	$605,907
Equity securities:
Regulus Therapeutics Inc.	$12,477	$69,404	$—	$—	$81,881
Securities included in other current assets	880	—	—	(880)	—
Total equity securities	$13,357	$69,404	$—	$(880)	$81,881
Total available-for-sale and equity securities	$620,246	$69,576	$(1,154)	$(880)	$687,788

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we considered to be temporarily impaired at September 30, 2015 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	247	$293,774	$(773)	$9,421	$(16)	$303,195	$(789)
Debt securities issued by U.S. government agencies	7	40,497	(8)	—	—	40,497	(8)
Debt securities issued by states of the United States and political subdivisions of the states	96	50,648	(72)	14,899	(108)	65,547	(180)
Total temporarily impaired securities	350	$384,919	$(853)	$24,320	$(124)	$409,239	$(977)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. Our Level 3 investments include our investments in the equity securities of publicly-held biotechnology companies for which we calculated a lack of marketability discount because there were restrictions on when we could trade the securities. We determine the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ends. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2015, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that we used to value each security at September 30, 2015 and December 31, 2014 (in thousands):

	At September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$114,602	$114,602	$—	$—
Corporate debt securities (2)	447,597	—	447,597	—
Debt securities issued by U.S. government agencies (2)	122,282	—	122,282	—
Debt securities issued by states of the United States and political subdivisions of the states (3)	123,320	—	123,320	—
Investment in Regulus Therapeutics Inc.	18,594	18,594	—	—
Total	$826,395	$133,196	$693,199	$—

	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$104,680	$104,680	$—	$—
Corporate debt securities (4)	372,002	—	372,002	—
Debt securities issued by U.S. government agencies (2)	109,855	—	109,855	—
Debt securities issued by the U.S. Treasury (5)	19,017	19,017	—	—
Debt securities issued by states of the United States and political subdivisions of the states (6)	105,033	—	105,033	—
Investment in Regulus Therapeutics Inc.	81,881	—	—	81,881
Total	$792,468	$123,697	$586,890	$81,881

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)	$7.6 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(4)	$0.8 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)	$10 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(6)	$9.3 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

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

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

Beginning balance of Level 3 investments (at December 31, 2014)	$81,881
Total gain included in accumulated other comprehensive income (loss)	22,377
Transfers out of Level 3 investments	(104,258)
Ending balance of Level 3 investments (at September 30, 2015)	$—

Other Fair Value Disclosures

Our 1 percent and 2¾ percent notes had a fair value of $454.6 million and $149.4 million, respectively at September 30, 2015. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. We did not have any outstanding borrowings under the credit facility as of September 30, 2015.

The credit agreement includes customary affirmative and negative covenants and restrictions. We were in compliance with all covenants of the credit agreement as of September 30, 2015.

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

We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development. In addition, we are eligible to receive tiered royalties up to the low to mid-teens on any product sales of drugs resulting from these programs. If AstraZeneca successfully develops ISIS-STAT3-2.5Rx, ISIS-AR-2.5Rx, and the three drugs under the research program, we could receive substantive milestone payments of more than $858 million, including up to $238 million for the achievement of development milestones and up to $620 million for the achievement of regulatory milestones. From inception through September 2015, we have received $63.5 million in payments under these collaboration programs. We will earn the next milestone payment of $10 million if we designate a development candidate for a cancer drug under our research program with AstraZeneca.

In August 2013, we added another collaboration program with AstraZeneca to discover and develop an antisense drug against an undisclosed target. AstraZeneca has the option to license a drug resulting from this collaboration program. If AstraZeneca exercises its option, it will be responsible for all further global development, regulatory and commercialization activities for such drug. We received a $0.8 million upfront payment, which we are amortizing through December 2016. We are eligible to receive license fees and substantive milestone payments of $163.2 million, including up to $45.3 million for the achievement of research and development milestones and up to $105 million for regulatory milestones. From inception through September 2015, we have received $0.8 million in payments under this collaboration program. We will earn the next $3.3 million milestone payment if AstraZeneca selects a development candidate under this collaboration. In addition, we are eligible to receive tiered royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration program.

Cardiometabolic and Renal Diseases Collaboration

In July 2015, we and AstraZeneca formed a strategic collaboration to discover and develop antisense therapies for treating cardiovascular and metabolic diseases, primarily focused on targets in the kidney, and renal diseases. As part of the agreement, we granted AstraZeneca an exclusive license to a preclinical program and the option to license a drug for each target advanced under this research collaboration. Upon acceptance of a drug development candidate, AstraZeneca will be responsible for all further global development, regulatory and commercialization activities for such drug. Under the terms of the agreement, we received a $65 million upfront payment. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement and determined that none of the deliverables have stand-alone value because of the early stage of research for this collaboration. Therefore, we concluded there is one unit of accounting and we are amortizing the $65 million upfront payment through August 2021. We are eligible to receive license fees and substantive milestone payments of up to more than $4 billion, including up to $1.1 billion for the achievement of development milestones and up to $2.9 billion for regulatory milestones. We will earn the next milestone payment of $25 million under this collaboration upon identification of the first drug candidate to move into development. In addition, we are eligible to receive tiered royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration agreement.

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

During the three and nine months ended September 30, 2015, we earned revenue of $1.5 million and $3.0 million, respectively, from our relationship with AstraZeneca. In comparison, we earned $0.6 million and $19.7 million for the same periods in 2014. Our condensed consolidated balance sheet at September 30, 2015 included deferred revenue of $66.7 million related to our relationship with AstraZeneca.

Bayer

In May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. We are responsible for completing ongoing development activities. Bayer is responsible for all other development and commercialization activities for ISIS-FXIRx.

Under the terms of the agreement, we are eligible to receive $155 million in near-term payments, including a $100 million upfront payment we received in the second quarter of 2015 and a $55 million milestone payment that we are eligible to receive upon advancement of the program following a Phase 2 study in patients with compromised kidney function. We recorded revenue of $91.2 million related to the license for ISIS-FXIRx in June 2015 and we are recognizing the remaining $8.8 million related to the ongoing development activities for ISIS-FXIRx through July 2016.

Over the term of the agreement, we are eligible to receive up to $375 million in license fees, substantive milestone payments and other payments, including up to $120 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of ISIS-FXIRx. We will earn the next milestone payment of $55 million upon the advancement of the program following an ongoing Phase 2 study of ISIS-FXIRx in patients with compromised kidney function.

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

During the three and nine months ended September 30, 2015, we earned revenue of $1.0 million and $92.4 million, respectively, from our relationship with Bayer, which represented 2 percent and 40 percent, respectively, of our total revenue for those periods. Our condensed consolidated balance sheet at September 30, 2015 included deferred revenue of $7.6 million related to our relationship with Bayer.

Biogen

We have established four strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological and neuromuscular disorders. These collaborations combine our expertise in creating antisense drugs to evaluate potential neurological targets with Biogen's expertise in developing therapies for neurological disorders. We and Biogen are developing four drugs to treat neurological disorders under these collaborations, including nusinersen, ISIS-DMPK-2.5Rx, and two drugs to treat undisclosed neurodegenerative diseases, ISIS-BIIB3Rx and ISIS-BIIB4Rx. In addition to these four drugs, we and Biogen are evaluating numerous additional targets for the development of drugs to treat neurological disorders.

Nusinersen (formerly ISIS-SMNRx)

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize nusinersen for the treatment of SMA. We are currently conducting a Phase 3 study evaluating nusinersen in infants with SMA and a Phase 3 study evaluating nusinersen in children with SMA. Patients from both of the Phase 3 studies continue to have access to nusinersen through our Phase 3 open-label extension study. In addition, we are evaluating nusinersen in two Phase 2 open-label, multiple-dose, dose-escalation studies, one in children with SMA and one in infants with SMA. Patients from both of the Phase 2 studies continue to have access to nusinersen through open-label extension dosing. We are responsible for completing the Phase 2 and Phase 3 trials we are currently conducting. Biogen has the option to license nusinersen. If Biogen exercises its option, it will pay us a license fee and will assume all other global development, regulatory and commercialization responsibilities. Biogen may exercise this option upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA. In June 2015, we and Biogen amended the development plan for nusinersen to include conducting the open-label extension study for the Phase 3 studies in infants and children. As a result of the change to the development plan, we earned an $11 million milestone payment when we initiated the Phase 3 open-label extension study and we are eligible to earn additional milestone and other payments.

Under the terms of the agreement, we received an upfront payment of $29 million, which we are amortizing through February 2017. We are also eligible to receive a license fee, milestone payments and tiered royalties up to the mid-teens on any product sales of nusinersen. Under the terms of the amended agreement, we are eligible to receive up to $346 million in a license fee and payments, including up to $121 million in substantive milestone and other payments associated with the clinical development of nusinersen prior to licensing and up to $150 million in substantive milestone payments if Biogen achieves pre-specified regulatory milestones. In the first nine months of 2015, we earned $26.7 million for advancing the studies we are conducting in infants and children with SMA. From inception through September 2015, we have received over $120 million in payments for advancing nusinersen, not including an $11 million milestone payment we earned in October 2015 for initiating the open-label extension study of nusinersen for the Phase 3 studies in infants and children. We will earn the next milestone payment of $2 million if we further advance the Phase 3 study of nusinersen in children.

ISIS-DMPK-2.5Rx

In June 2012, we and Biogen entered into a second and separate collaboration agreement to develop and commercialize a novel antisense drug, ISIS-DMPK-2.5Rx, targeting DMPK for the treatment of DM1. We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. Biogen has the option to license the drug through the completion of the first Phase 2 trial. If Biogen exercises its option, it will assume all other global development, regulatory and commercialization responsibilities. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through October 2018. In June 2015, we and Biogen amended the development plan for ISIS-DMPK-2.5Rx under which we are eligible to earn additional milestone payments of up to $4.2 million for further advancing the Phase 1/2a study of ISIS-DMPK-2.5Rx. Over the term of the collaboration, we are eligible to receive up to $263 million in a license fee and substantive milestone payments, including up to $63 million in development milestone payments and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on any product sales of the drug. From inception through September 2015, we have received $36 million in payments for advancing ISIS-DMPK-2.5Rx. We will earn the next milestone payment of $2.8 million if we further advance the Phase 1/2a study for ISIS-DMPK-2.5Rx and we will earn a $35 million milestone payment if we initiate a Phase 2 study for ISIS-DMPK-2.5Rx.

Neurology

In December 2012, we and Biogen entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to three targets to treat neurological or neuromuscular diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program. We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on any product sales of drugs resulting from each of the three programs. In February 2015, we earned a $10 million milestone payment when we initiated an IND-enabling toxicology study of ISIS-BIIB4Rx, a drug for an undisclosed target designed to treat a neurodegenerative disease. From inception through September 2015, we have received $40 million in payments under this collaboration. We will earn the next milestone payment of $3 million for the continued development of an undisclosed target under this collaboration.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on any product sales of antisense drugs developed under this collaboration. If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered single-digit royalties on any product sales of drugs using non-antisense modalities developed under this collaboration. From inception through September 2015, we have received $135 million in payments under this collaboration. In April 2015, we earned a $10 million milestone payment for validating a fourth target under this collaboration. We will earn the next milestone payment of up to $10 million if we choose another target to advance under this collaboration.

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

During the three and nine months ended September 30, 2015, we earned revenue of $18.1 million and $75.1 million, respectively, from our relationship with Biogen, which represented 37 percent and 32 percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $31.7 million and $76.4 million for the same periods in 2014. Our condensed consolidated balance sheet at September 30, 2015 included deferred revenue of $98.1 million related to our relationship with Biogen.

GSK

In March 2010, we entered into a strategic alliance with GSK using our antisense drug discovery platform to seek out and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Our strategic alliance currently includes five drugs in development. GSK has the exclusive option to license drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities for such drug. Under the terms of the agreement, we received $38 million in upfront and expansion payments, which we are amortizing through March 2017.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for ISIS-TTRRx. From inception through September 2015, we have earned $60 million, primarily in milestone payments, from GSK related to the development of ISIS-TTRRx. We are also eligible to earn an additional $10 million pre-licensing milestone payment associated with the ISIS-TTRRx Phase 2/3 study. In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should ISIS-TTRRx receive marketing approval and meet pre-agreed sales targets. In September 2015, we and GSK amended the development plan for ISIS-TTRRx to support the Phase 3 cardiomyopathy study, which GSK will conduct.

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

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.3 billion, including up to $223.5 million for the achievement of development milestones, up to $483.5 million for the achievement of regulatory milestones and up to $428 million for the achievement of commercialization milestones. Through September 2015, we have received $129.5 million in payments under this strategic alliance with GSK, not including a $5 million milestone payment we earned in October when we initiated a Phase 1 study of ISIS-GSK4-LRx. We will earn the next milestone payment of $1.5 million if we further advance a program under this collaboration. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

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

During the three and nine months ended September 30, 2015, we earned revenue of $1.6 million and $22.4 million, respectively, from our relationship with GSK. In comparison, we earned revenue of $5.1 million and $11.9 million for the same periods in 2014. Our condensed consolidated balance sheet at September 30, 2015 included deferred revenue of $5.5 million related to our relationship with GSK.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington's disease based on our antisense technology. Roche has the option to license the drugs from us through the completion of the first Phase 1 trial. Prior to option exercise, we are responsible for the discovery and development of an antisense drug targeting huntingtin, or HTT, protein. If Roche exercises its option, it will be responsible for global development, regulatory and commercialization activities for any drug arising out of the collaboration. We are also working collaboratively with Roche on the discovery of an antisense drug utilizing Roche's "brain shuttle" program. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013, which we are amortizing through January 2017. We are eligible to receive up to $362 million in a license fee and substantive milestone payments including up to $67 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestone payments. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed and up to $50 million in commercial milestones if a drug using Roche's proprietary brain shuttle technology is successfully commercialized. We are also eligible to receive tiered royalties up to the mid-teens on any product sales of drugs resulting from this alliance. Through September 2015, we have received $52 million in payments under this strategic alliance with Roche, including the $22 million milestone payment we earned in July 2015 when we initiated a Phase 1/2 study of ISIS-HTTRx. We will earn the next milestone payment of $10 million if we initiate a Phase 2 trial for ISIS-HTTRx.

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

During the three and nine months ended September 30, 2015, we earned revenue of $24.2 million and $29.0 million, respectively, from our relationship with Roche. In comparison, we earned $2.3 million and $6.7 million for the same periods in 2014. Our condensed consolidated balance sheet at September 30, 2015 included deferred revenue of $10.9 million related to our relationship with Roche.

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

The following is our segment information for the three and nine months ended September 30, 2015 (in thousands).

Three Months Ended September 30, 2015	Isis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total

Revenue:
Research and development	$52,104	$—	$(3,186)	$48,918
Licensing and royalty	203	—	—	203
Total segment revenue	$52,307	$—	$(3,186)	$49,121
Loss from operations	$(33,517)	$(14,621)	$—	$(48,138)

Nine Months Ended September 30, 2015	Isis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total

Revenue:
Research and development	$233,655	$—	$(3,186)	$230,469
Licensing and royalty	1,664	—	—	1,664
Total segment revenue	$235,319	$—	$(3,186)	$232,133
Loss from operations	$17,840	$(30,661)	$—	$(12,821)

The following is our segment information for the three and nine months ended September 30, 2014 (in thousands) revised for comparative purposes to show operating costs for Akcea-related projects in 2014:

Three Months Ended September 30, 2014	Isis Core	Akcea Therapeutics	Total

Revenue:
Research and development	$43,798	$—	$43,798
Licensing and royalty	265	—	265
Total segment revenue	$44,063	$—	$44,063
Loss from operations	$(14,886)	$(6,607)	$(21,493)

Nine Months Ended September 30, 2014	Isis Core	Akcea Therapeutics	Total

Revenue:
Research and development	$119,975	$—	$119,975
Licensing and royalty	9,325	—	9,325
Total segment revenue	$129,300	$—	$129,300
Loss from operations	$(41,609)	$(16,202)	$(57,811)

        We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Partner A	49%	5%	12%	5%
Partner B	37%	72%	32%	59%
Partner C	3%	12%	10%	9%
Partner D	2%	0%	40%	0%

Contracts receivables from three significant partners comprised approximately 96 percent and 99 percent of our contracts receivables at September 30, 2015 and December 31, 2014, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Isis,” “Company,” “we,” “our,” and “us,” means Isis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the business of Akcea, our subsidiary, the therapeutic and commercial potential of our technologies and drugs, including KYNAMRO, volanesorsen (formerly ISIS-APOCIIIRx), nusinersen and ISIS-TTRRx, and other products in development, and the financial position of Isis Pharmaceuticals, Inc. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 33 of this Report.

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

We have created a mature and broad pipeline of 38 drugs in development that represents the potential for significant commercial opportunities in many therapeutic areas. We have a number of drugs in later-stage development that we believe represent significant near-term commercial opportunities, including three drugs in Phase 3 trials, ISIS-TTRRx, nusinersen and volanesorsen. We designed these drugs to treat patients with severe and rare diseases who have very limited or no therapeutic options. ISIS-TTRRx is designed to treat patients with transthyretin amyloidosis, or TTR amyloidosis, a fatal genetic disease in which patients experience progressive buildup of amyloid plaque deposits in tissues throughout the body, including peripheral nerves, heart, intestinal tract, kidney and bladder. ISIS-TTRRx is currently in Phase 3 development to treat all forms of TTR amyloidosis, including the polyneuropathy and cardiomyopathy forms of the disease. Nusinersen is designed to treat patients with spinal muscular atrophy, or SMA, which is a severe motor-neuron disease that is the leading genetic cause of infant mortality. Volanesorsen is designed to treat patients with severely high triglyceride levels, including patients with a severe and rare genetic condition called familial chylomicronemia syndrome, or FCS and patients with partial lipodystrophy, another severe and rare genetic condition. The significant unmet medical need and the severity of these diseases could warrant a rapid path to market. Already this year, we have reported positive Phase 2 or open-label extension data on these three drugs, which, together with the safety profile we have reported for each, support continued development of these programs. We expect Phase 3 data in 2016/2017 for all three of these drugs, which may support regulatory filings for marketing approvals. We believe all of these drugs have the potential to reach the market in the next few years. We also have numerous drugs in our pipeline advancing in mid-stage clinical development that could represent significant near and mid-term licensing opportunities.

Our novel lipid-lowering product, KYNAMRO (mipomersen sodium) injection, is on the market in the United States for patients with HoFH. Patients with HoFH are at high cardiovascular risk and cannot reduce their LDL-C sufficiently with currently available lipid-lowering therapies. In January 2013, the FDA approved the marketing application for KYNAMRO for patients with HoFH. Genzyme, a Sanofi Company, has also obtained marketing approval in other countries, and is pursuing marketing approval in multiple additional markets. We reported positive clinical results for KYNAMRO in a late-stage clinical study, FOCUS FH, in patients with severe HeFH in August 2015.

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

One component of our partnering strategy is to form traditional partnering alliances that enable us to discover and conduct early development of new drugs, outlicense our drugs to partners and build a base of license fees, milestone payments and profit share or royalty income. An example of this is our recent exclusive license of ISIS-FXIRx to Bayer to develop and commercialize ISIS-FXIRx for the prevention of thrombosis. As a leader in the antithrombotic market, Bayer has the expertise, resources and commitment to broadly develop ISIS-FXIRx. Bayer is preparing to conduct a robust development plan that represents a commitment to make a substantial investment in ISIS-FXIRx. Bayer is planning to focus on advancing ISIS-FXIRx to the market first for patients who have a high bleeding risk and as such are unable to take currently available antithrombotic agents, followed by a broader group of patients who are underserved by current anti-thrombotic treatments. Another example of our traditional partnering strategy was our license of KYNAMRO to Genzyme.

We also form preferred partner transactions that provide us with a vested partner early in the development of a drug. Typically, the drugs we partner early in development are in therapeutic areas of high risk, like severe neurological diseases, or in areas where Phase 2 results would likely not provide a significant increase in value, like cancer. These preferred partner transactions allow us to develop select drugs that could have significant commercial potential with a knowledgeable and committed partner with the financial resources to fund later-stage clinical studies and expertise to complement our own development efforts. We benefit from this strategy because it allows us to expand and broaden our drug discovery efforts to new disease targets. We have formed preferred partner collaborations with the following companies:

•	GSK - We are developing five drugs, including ISIS-TTRRx, which is in Phase 3 development.
•	Janssen - We are discovering and developing antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders in the gastrointestinal tract.
•	Roche - We are discovering and developing antisense drugs to treat Huntington's disease.

In addition to our preferred partner collaborations, we have also built broad strategic relationships over time with Biogen and most recently with AstraZeneca.

•	Biogen - We have four collaborations with Biogen to discover and develop antisense drugs to treat neurologic diseases, including nusinersen, which is in Phase 3 development. We currently have four drugs we are advancing through these collaborations, nusinersen, ISIS-DMPK-2.5Rx, ISIS-BIIB3Rx and ISIS BIIB4Rx. In addition to these four drugs, we and Biogen are evaluating numerous additional targets for the development of drugs to treat neurological disorders. Through our broad strategic partnership with Biogen, we are capitalizing on Biogen's extensive resources and expertise in neurological diseases to create a franchise of novel treatments for neurological disorders.
•	AstraZeneca - We recently expanded our relationship with AstraZeneca with a strategic collaboration to discover and develop antisense drugs for cardiovascular, metabolic and renal diseases. The new collaboration builds on our broad existing relationship and supports AstraZeneca’s strategic approach in these therapeutic areas using novel RNA-targeted treatments. It also enables us to extend our use of our antisense technology to diseases of the kidney. This recent transaction adds to our existing collaboration to discover and develop antisense drugs to treat cancer and our drug delivery collaboration.

Similar to our other partnerships, we benefit financially from our preferred partner collaborations and our strategic collaborations from upfront payments, milestone payments, licensing fees and royalties.

Earlier this year, we established a wholly owned subsidiary, Akcea Therapeutics, Inc., to develop and commercialize the drugs from our lipid franchise, including volanesorsen, a Phase 3 drug in development to treat two severe and rare diseases; ISIS-APO(a)-LRx, the only drug in clinical development to selectively reduce Lp(a) for patients with high Lp(a); and ISIS-ANGPTL3-LRx, designed to be a broadly acting drug for mixed dyslipidemias and lipid disorders. To lead Akcea, we hired a senior business leader with commercialization expertise in severe and rare and cardiovascular diseases to maximize the value of our lipid franchise assets. Akcea has been building development and commercialization expertise in lipid and cardiometabolic diseases, and preparing for commercialization of volanesorsen, which is in Phase 3 development with data expected in late 2016/early 2017. Moving our lipid drugs into a company that we own and control ensures that our core focus at Isis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs.

We also work with a consortium of companies that can further develop our drugs and technology. We call these companies satellite companies. We benefit from the disease-specific expertise of our satellite company partners, who are advancing drugs in our pipeline in areas that are outside of our core focus. For example, Regulus is a satellite company partner that we co-founded to discover and develop antisense drugs targeting microRNAs. Since 2014, we have received nearly $50 million from the sale of a portion of our Regulus stock and we remain a significant shareholder in the company. We also maintain our broad RNA technology leadership through collaborations with satellite companies. All of these different types of relationships are part of our partnering strategy, which we designed to maximize the value of our assets, minimize the development risks of a broad pipeline of novel new drugs, and provide us with significant reliable near-term revenue.

We have the potential to earn significant revenue from all of our partnerships. Since 2007, we have received more than $1.6 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn nearly $13 billion in future milestone payments and licensing fees from all of our partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out, profit sharing, or royalty arrangements.

As an innovator in RNA-targeting drug discovery and development, we designed and execute our patent strategy to provide us with extensive protection for our drugs and our technology. With our ongoing research and development, we continue to add to our substantial patent estate. Our patents not only protect our key assets—our technology and our drugs—they also form the basis for lucrative licensing and partnering arrangements. Through September 2015, we have generated more than $420 million from our intellectual property sale and licensing program that helps support our internal drug discovery and development programs.

Recent Events (2015 third quarter and subsequent activities)

Corporate Highlights
•	We and AstraZeneca formed a strategic collaboration to discover and develop antisense therapies for treating cardiovascular and metabolic diseases, primarily focused on targets in the kidney, and renal diseases. The collaboration enables us to broaden the application of our antisense technology to targets in the kidney.
o	In total, we have the potential to earn up to more than $4 billion in license fees and milestone payments.
•	We received a $65 million upfront payment from AstraZeneca and are eligible to earn substantial development and regulatory milestone payments and license fees. We are eligible to earn a payment of $25 million under this collaboration upon identification of the first drug candidate to move into development.
•	We are also eligible to earn tiered royalties up to the low teens on annual net sales for each of the programs.

Drug Development Highlights
•	We reported positive clinical results from ISIS-APO(a)Rx and ISIS-APO(a)-LRx, ISIS-TTRRx and KYNAMRO. These data exemplify the broad applicability and potential for antisense drugs to provide therapeutic benefit for many different diseases.
o
We and our subsidiary, Akcea Therapeutics, reported results from a Phase 2 study of ISIS-APO(a)Rx in patients with high lipoprotein(a), or Lp(a), a known driver of cardiovascular disease. In the Phase 2 study patients treated with ISIS-APO(a)Rx achieved reductions in Lp(a) of up to 94 percent. Data from this study were presented at the American Heart Association Scientific Sessions.

o
We and Akcea reported results from a Phase 1/2a, study of ISIS-APO(a)-LRx, a LIgand Conjugated Antisense (LICA) version of ISIS-APO(a)Rx, in subjects with elevated Lp(a). In the Phase 1 study, subjects (with Lp(a) greater than 30 mg/dL) who received a single, low volume, subcutaneous injection of ISIS-APO(a)-LRx, achieved dose-dependent reductions in Lp(a) of up to 97 percent. Subjects who received multiple doses of ISIS-APO(a)-LRx achieved up to 99 percent reduction in Lp(a) levels. In addition, ISIS-APO(a)-LRx demonstrated the potential for a variety of convenient dose schedules- weekly, monthly, quarterly or less frequent dosing. This is the first clinical data from our LICA program and represents a greater than 30-fold increase in potency over ISIS-APO(a)Rx, the non-LICA Lp(a) drug. These data significantly exceeded the potency and duration expectations predicted by preclinical experiments. Data from this study were presented at the American Heart Association Scientific Sessions.

o
Dr. Merrill Benson reported positive preliminary results from an ongoing Phase 2 study in patients with familial amyloid cardiomyopathy (FAC) and patients with wild-type transthyretin amyloidosis (wt-TTR amyloidosis, previously referred to as senile systemic amyloidosis, or SSA). In this open-label, investigator initiated study, after six and 12 months of treatment with ISIS-TTRRx, Dr. Benson observed:

•	Evidence of disease stabilization. These observations compare favorably to those from Benson’s previously published natural history data, in which, disease progression was observed at 12 months.
•	Sustained reductions in TTR compared to baseline.
o
We reported positive results from an ongoing open-label extension study (OLE) of ISIS-TTRRx in patients with familial amyloid polyneuropathy (FAP). An analysis conducted on the first 38 patients to reach at least three months of treatment in the OLE study showed a maximum reduction in TTR protein levels of up to 92 percent with a mean maximum (nadir) reduction of 76 percent as compared to patients’ TTR levels at entry into the Phase 3 study.

o
We reported that the FOCUS FH study evaluating KYNAMRO in patients with severe heterozygous familial hypercholesterolemia met its primary efficacy endpoint with a statistically significant reduction of LDL-Cholesterol. We and Genzyme plan to report the full data from this study at an upcoming medical meeting.

•	We and Akcea published clinical data from two novel lipid drugs, volanesorsen and ISIS-APO(a)Rx, in the New England Journal of Medicine and The Lancet, respectively. These data highlight the significant interest from the medical community in our and Akcea’s lipid drugs and the medical importance of the clinical data from these programs.
•	Volanesorsen was granted orphan drug designation from the FDA for the treatment of patients with familial chylomicronemia syndrome.
•	We continued to advance our pipeline of drugs:
o	We and Akcea initiated a Phase 3 study of volanesorsen in patients with familial partial lipodystrophy. This study is designed to support regulatory filing for volanesorsen in this patient population.
o	We initiated a Phase 2 study of ISIS-FXIRx in patients who have compromised renal function. These data will be important to form the basis for Bayer’s first Phase 3 study.
o	We initiated a Phase 2 dose-optimization study of ISIS-GCGRRx in patients with type 2 diabetes.
o
We initiated a Phase 1/2 study of ISIS-HTTRx in patients with Huntington’s disease (HD). ISIS-HTTRx was granted orphan drug designation by the European Medicines Agency for the treatment of patients with HD.

o	We initiated a Phase 2 study to evaluate the safety and activity of ISIS-FGFR4Rx in obese patients.
o	We initiated Phase 1 studies of ISIS-DGAT2Rx and ISIS-GSK4-LRx in healthy volunteers.

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

The following are our significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results:

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2015 was $49.1 million and $232.1 million, respectively, compared to $44.1 million and $129.3 million for the same periods in 2014. We earned $180.9 million of revenue from the license fee we received from Bayer and milestone payments we earned from our partners and $49.5 million from the amortization of upfront fees and manufacturing services we performed for our partners during the nine months ended September 30, 2015.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2015 was $48.9 million and $230.5 million, respectively, compared to $43.8 million and $120.0 million for the same periods in 2014. Our revenue for the nine months ended September 30, 2015 consisted of the following:

•	$91.2 million from Bayer in connection with our exclusive license agreement for ISIS-FXIRx;
•	$51.7 million in milestone payments from Biogen for advancing nusinersen in late-stage clinical development, advancing ISIS-BIIB4Rx into development and validating two new undisclosed targets for neurological disorders;
•	$22 million from a milestone payment from Roche for initiating a Phase 1/2 study of ISIS-HTTRx;
•	$15 million from a milestone payment from GSK for advancing the Phase 3 study of ISIS-TTRRx; and
•	$49.5 million from the amortization of upfront fees and manufacturing services we performed for our partners.

Already in the fourth quarter of 2015, we have earned $16 million in milestone payments from Biogen and GSK.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2015 was $0.2 million and $1.7 million, respectively, compared to $0.3 million and $9.3 million for the same periods in 2014. The decrease in 2015 compared to 2014 was primarily a result of the $7.7 million in sublicensing revenue we earned in the first quarter of 2014 from Alnylam related to its license of our technology to one of its partners.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 were $97.3 million and $245.0 million, respectively, and increased compared to $65.6 million and $187.1 million for the same periods in 2014. We are conducting more later-stage clinical trials in 2015 than we did in 2014, including the continuation of our Phase 3 programs for ISIS-TTRRx, nusinersen, and volanesorsen. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. As our Phase 3 programs continue to progress in the fourth quarter, we expect the costs associated with these programs to continue to increase. Additionally, our operating expenses increased in 2015 as Akcea is building the commercial infrastructure and continues to advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next few years. We also had an increase in stock compensation expense due to the increase in our stock price in January 2015 compared to January 2014.

In 2015 we began disclosing segment information for Akcea, our wholly owned subsidiary. We have revised 2014 for comparative purposes to show operating costs for Akcea-related projects.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$72,098	$50,831	$178,354	$148,015
Akcea Therapeutics	13,350	6,607	27,879	16,202
Elimination of intercompany activity	(3,186)	—	(3,186)	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	82,262	57,438	203,047	164,217
Non-cash compensation expense related to equity awards	14,997	8,118	41,907	22,894
Total operating expenses	$97,259	$65,556	$244,954	$187,111

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research, development and patent expenses	$77,211	$54,480	$188,714	$154,919
Non-cash compensation expense related to equity awards	11,297	6,606	32,248	18,879
Total research, development and patent expenses	$88,508	$61,086	$220,962	$173,798

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$68,269	$48,020	$167,019	$139,210
Akcea Therapeutics	12,128	6,460	24,881	15,709
Elimination of intercompany activity	(3,186)	—	(3,186)	—
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	77,211	54,480	188,714	154,919
Non-cash compensation expense related to equity awards	11,297	6,606	32,248	18,879
Total research, development and patent expenses	$88,508	$61,086	$220,962	$173,798

For the three and nine months ended September 30, 2015, our total research, development and patent expenses were $77.2 million and $188.7 million, respectively, compared to $54.5 million and $154.9 million for the same periods in 2014, and were higher primarily due to the progression of our drugs currently in Phase 3 trials. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Isis Core business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Antisense drug discovery expenses	$12,329	$11,151	$33,643	$31,006
Non-cash compensation expense related to equity awards	3,120	1,829	8,974	5,359
Total antisense drug discovery	$15,449	$12,980	$42,617	$36,365

Antisense drug discovery costs for the three and nine months ended September 30, 2015 were $12.3 million and $33.6 million, respectively, and were slightly higher as expected, compared to $11.2 million and $31.0 million for the same periods in 2014. Expenses were higher because we are conducting more research activities to support our partnerships. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Nusinersen	$11,893	$4,956	$24,223	$12,392
Volanesorsen	5,450	3,318	11,637	6,329
ISIS-TTRRx	4,647	2,623	12,259	7,032
KYNAMRO	715	1,383	3,036	3,800
Other antisense development products	19,810	11,502	39,276	35,193
Development overhead costs	8,678	7,256	25,779	22,837
Total antisense drug development, excluding non-cash compensation expense related to equity awards	51,193	31,038	116,210	87,583
Non-cash compensation expense related to equity awards	4,300	2,536	11,671	6,937
Total antisense drug development	$55,493	$33,574	$127,881	$94,520

Antisense drug development expenses were $51.2 million and $116.2 million for the three and nine months ended September 30, 2015, respectively, compared to $31.0 million and $87.6 million for the same periods in 2014. Expenses for the nine months ended September 30, 2015 were higher compared to the same period in 2014 primarily due to the progression of our drugs currently in Phase 3 trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards. In our Form 10-K for fiscal year end 2014, we began presenting salaries and benefits in the development overhead costs line in our antisense drug development table. We have adjusted 2014 to conform to the current year presentation.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$42,731	$25,154	$95,929	$73,552
Akcea Therapeutics	8,462	5,884	20,281	14,031
Non-cash compensation expense related to equity awards	4,300	2,536	11,671	6,937
Total antisense drug development	$55,493	$33,574	$127,881	$94,520

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

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Our manufacturing and operations function is responsible for providing drug supplies to antisense drug development, our Akcea subsidiary and our collaboration partners. Our manufacturing procedures include testing to satisfy good laboratory and good manufacturing practice requirements.

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Manufacturing and operations	$6,921	$5,562	$18,904	$16,554
Non-cash compensation expense related to equity awards	1,090	756	3,434	2,205
Total manufacturing and operations	$8,011	$6,318	$22,338	$18,759

Manufacturing and operations expenses were $6.9 million and $18.9 million for the three and nine months ended September 30, 2015, respectively, and increased compared to $5.6 million and $16.6 million for the same periods in 2014. The increase in manufacturing and operations expenses was primarily related to the manufacturing activities needed to support the increase in our drug development activities. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$6,477	$5,118	$17,917	$15,229
Akcea Therapeutics	3,630	444	4,173	1,325
Elimination of intercompany activity	(3,186)	—	(3,186)	—
Total manufacturing and operations, excluding non-cash compensation expense related to equity awards	6,921	5,562	18,904	16,554
Non-cash compensation expense related to equity awards	1,090	756	3,434	2,205
Total manufacturing and operations	$8,011	$6,318	$22,338	$18,759

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support costs.

The following table sets forth information on R&D support costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Personnel costs	$2,379	$2,278	$7,442	$7,226
Occupancy	2,180	1,937	5,900	5,491
Patent expenses	483	882	1,547	1,962
Depreciation and amortization	525	548	1,617	1,697
Insurance	343	305	982	898
Other	858	779	2,469	2,502
Total R&D support costs, excluding non-cash compensation expense related to equity awards	6,768	6,729	19,957	19,776
Non-cash compensation expense related to equity awards	2,787	1,485	8,169	4,378
Total R&D support costs	$9,555	$8,214	$28,126	$24,154

R&D support costs for the three and nine months ended September 30, 2015 were $6.8 million and $20.0 million, respectively, compared to $6.7 million and $19.8 million for the same periods in 2014. Expenses were essentially flat compared to the same periods in 2014. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support costs by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$6,732	$6,597	$19,530	$19,423
Akcea Therapeutics	36	132	427	353
Non-cash compensation expense related to equity awards	2,787	1,485	8,169	4,378
Total R&D support costs	$9,555	$8,214	$28,126	$24,154

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative expenses	$5,051	$2,958	$14,333	$9,298
Non-cash compensation expense related to equity awards	3,700	1,512	9,659	4,015
Total general and administrative expenses	$8,751	$4,470	$23,992	$13,313

General and administrative expenses were $5.1 million and $14.3 million for the three and nine months ended September 30, 2015, respectively, and increased compared to $3.0 million and $9.3 million for the same periods in 2014 primarily due to increased personnel costs and the addition of Akcea. Expenses for Akcea will increase as it continues to build the commercial infrastructure and advance the pre-commercialization activities necessary for the commercial launch of volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Isis Core	$3,829	$2,811	$11,335	$8,805
Akcea Therapeutics	1,222	147	2,998	493
Non-cash compensation expense related to equity awards	3,700	1,512	9,659	4,015
Total general and administrative expenses	$8,751	$4,470	$23,992	$13,313

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Development and patent expenses	$12,128	$6,460	$24,881	$15,709
General and administrative expenses	1,222	147	2,998	493
Total operating expenses, excluding non-cash compensation expense related to equity awards	13,350	6,607	27,879	16,202
Non-cash compensation expense related to equity awards	1,271	—	2,782	—
Total Akcea Therapeutics operating expenses	$14,621	$6,607	$30,661	$16,202

Expenses for Akcea were $13.4 million and $27.9 million for the three and nine months ended September 30, 2015, respectively, and increased compared to $6.6 million and $16.2 million for the same periods in 2014. The increase in expenses was primarily due to Akcea’s Phase 3 program for volanesorsen, which continues to advance, and other projects, including ISIS-APO(a)Rx and ISIS-ANGPTL3Rx. Also, starting in 2015, Akcea incurred additional general and administrative costs necessary to operate, including costs to begin building the commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next few years. We expect that these costs will continue to increase in the fourth quarter of 2015. For 2015 and 2014, we allocated a portion of Isis' general and administrative and R&D support costs (included in Development expenses in the table above) to Akcea for work we performed on behalf of Akcea. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2015 was $1.2 million and $2.9 million, respectively, compared to $0.7 million and $2.0 million for the same periods in 2014. The increase in investment income was primarily due to a higher average cash balance and an improvement in the market conditions during 2015 compared to 2014.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
2¾ percent notes:
Non-cash amortization of the debt discount and debt issuance costs	$639	$1,879	$1,877	$5,515
Interest expense payable in cash	421	1,384	1,263	4,151
1 percent notes:
Non-cash amortization of the debt discount and debt issuance costs	5,216	—	15,356	—
Interest expense payable in cash	1,250	—	3,749	—
Non-cash interest expense for long-term financing liability	1,668	1,657	4,994	4,962
Other	39	78	142	275
Total interest expense	$9,233	$4,998	$27,381	$14,902

Interest expense for the three and nine months ended September 30, 2015 was $9.2 million and $27.4 million, respectively, compared to $5.0 million and $14.9 million for the same periods in 2014. The increase in interest expense was primarily due to the increase in non-cash amortization of the debt discount and debt issuance costs for our 1 percent notes we issued in November 2014. Additionally, since we had more debt outstanding in 2015, our interest expense payable in cash increased modestly. In November 2014, we completed a $500 million convertible debt offering. The notes mature in 2021 and bear interest at 1 percent. We used a substantial portion of the net proceeds from the issuance of the 1 percent notes to repurchase $140 million in principal of our 2¾ percent convertible notes. The new principal balance of the 2¾ percent notes is $61.2 million. We record non-cash amortization of the debt discount on our convertible notes because we account for our convertible notes by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. As a result, we assigned a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature. This means we recorded our convertible notes at a discount that we are amortizing over the life of the notes as non-cash interest expense.

Gain on Investment in Regulus Therapeutics Inc.

For the three and nine months ended September 30, 2015, we recorded a gain on our investment in Regulus of $20.2 million, compared to a gain of $0.5 million for the three and nine months ended September 30, 2014 related to our sale of a portion of our Regulus common stock.

Net Loss and Net Loss per Share

Net loss for the three and nine months ended September 30, 2015 was $35.8 million and $16.8 million, respectively, compared to $26.7 million and $70.0 million for the same periods in 2014. Basic and diluted net loss per share for the three and nine months ended September 30, 2015 was $0.30 and $0.14, respectively, compared to $0.23 and $0.60 for the same periods in 2014. We had a lower net loss in the first nine months of 2015 primarily due to the revenue we earned from our exclusive license agreement with Bayer for ISIS-FXIRx in the second quarter of 2015.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2015, we have earned approximately $1.7 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through September 30, 2015, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At September 30, 2015, we had cash, cash equivalents and short-term investments of $812.2 million and stockholders’ equity of $245.4 million. In comparison, we had cash, cash equivalents and short-term investments of $728.8 million and stockholders’ equity of $257.8 million at December 31, 2014. At September 30, 2015, we had consolidated working capital of $746.1 million, compared to $721.3 million at December 31, 2014. The increase in our cash and working capital primarily relates to the nearly $300 million we have received from our partners through September 30, 2015.

As of September 30, 2015, our debt and other obligations totaled $641.4 million compared to $643.5 million at December 31, 2014.

The following table summarizes our contractual obligations as of September 30, 2015. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent Notes (principal and interest payable)	$532.5	$5.0	$10.0	$10.0	$507.5
2¾ percent Notes (principal and interest payable)	$68.8	$1.7	$3.4	$63.7	$—
Facility Rent Payments	$127.1	$6.5	$13.4	$14.2	$93.0
Equipment Financing Arrangements (principal and interest payable)	$0.7	$0.7	$—	$—	$—
Other Obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Operating Leases	$24.8	$1.9	$3.4	$3.0	$16.5
Total	$755.2	$15.9	$30.3	$91.0	$618.0

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

At September 30, 2015 our outstanding convertible debt was as follows (amounts in millions except price per share data):

	1 Percent Notes	2¾ Percent Notes
Outstanding principal balance	$500.0	$61.2
Issue date	November 2014	August 2012
Maturity date	November 2021	October 2019
Interest rate	1 percent	2¾ percent
Conversion price per share	$66.81	$16.63
Total shares of common stock subject to conversion	7.5	3.7

Interest is payable semi-annually for both the 1 percent and 2¾ percent notes. The notes are convertible under certain conditions, at the option of the note holders. We settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both.

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. We did not have any outstanding borrowings under the credit facility as of September 30, 2015.

The credit agreement includes customary affirmative and negative covenants and restrictions. We were in compliance with all covenants of the credit agreement as of September 30, 2015.

Equipment Financing Arrangement

In October 2008, we entered into an equipment financing loan agreement, and in September 2009 and June 2012, we amended the loan agreement to increase the aggregate maximum amount of principal we could draw under the agreement. Each draw down under the loan agreement has a term of three years, with principal and interest payable monthly. Interest on amounts we borrow under the loan agreement is based upon the three year interest rate swap at the time we make each draw down plus 3.5 or four percent, depending on the date of the draw. We are using the equipment purchased under the loan agreement as collateral. As of September 30, 2015, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.39 percent. The carrying balance under this loan agreement at September 30, 2015 and December 31, 2014 was $0.7 million and $3.2 million, respectively. We will continue to use equipment lease financing as long as the terms remain commercially attractive.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2015 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Isis Core and Akcea Therapeutics Businesses

If the market does not accept KYNAMRO and our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx, we are not likely to generate revenues or become consistently profitable.

Even though KYNAMRO is approved for HoFH in the United States, and if any of our other drugs are approved for marketing, including volanesorsen, nusinersen and ISIS-TTRRx, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities approve our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

In particular, even though KYNAMRO is approved for HoFH in the United States, it may not be commercially successful.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market.

The degree of market acceptance for KYNAMRO, and any of our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx, depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. In addition, cost control initiatives by governments or third party payors could decrease the price received for KYNAMRO or our other drugs or increase patient coinsurance to a level that makes KYNAMRO or our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx, unaffordable.

If we fail to compete effectively, our drugs, including KYNAMRO, volanesorsen, nusinersen, and ISIS-TTRRx, will not contribute significant revenues.

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

These competitive developments could make our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner's focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO, which is approved, volanesorsen, nusinersen and ISIS-TTRRx.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, drugs like tafamadis, diflunisal, and patisiran could compete with ISIS-TTRRx, drugs like Glybera, pradigastat and CAT-2003 could compete with volanesorsen, and RG7800 and olesoxime and the other products that may emerge from early development programs designed to treat patients with SMA could compete with nusinersen.

KYNAMRO is, and, following approval any of our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx, could be, subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. We or our partners may not obtain the labeling claims necessary or desirable for successfully commercializing our drug products, including our approved drug, KYNAMRO, and our drugs in development including: volanesorsen, nusinersen and ISIS-TTRRx.

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

If we or others identify side effects after any of our drug products are on the market, or if manufacturing problems occur subsequent to regulatory approval, we or our partners may lose regulatory approval, or we or our partners may need to conduct additional clinical studies and/or change the labeling of our drug products including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx.

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

If we or our partners fail to obtain regulatory approval for our drugs, including additional approvals for KYNAMRO or initial approvals for volanesorsen, nusinersen and ISIS-TTRRx, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including volanesorsen, nusinersen and ISIS-TTRRx, will be safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that KYNAMRO will be approved in additional markets outside the United States or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx, before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that other regulatory agencies will not approve KYNAMRO or any of our other drugs including, volanesorsen, nusinersen and ISIS-TTRRx for marketing. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, in March 2013 the CHMP of the European Medicines Agency maintained a negative opinion for Genzyme's marketing authorization application for KYNAMRO as a treatment for patients with HoFH.

Failure to receive marketing approval for our drugs, including KYNAMRO outside the United States or initial approvals for volanesorsen, nusinersen and ISIS-TTRRx, or delays in these approvals could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in any additional clinical studies for KYNAMRO and in clinical studies for our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx. If any of our drugs in clinical studies, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.

Successful results in preclinical or initial human clinical studies, including the Phase 3 results for KYNAMRO and the Phase 2 results for some of our other drugs in development, may not predict the results of subsequent clinical studies, including subsequent studies of KYNAMRO and the Phase 3 studies for volanesorsen, nusinersen and ISIS-TTRRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in the clinical studies, including any further studies under the development program for KYNAMRO and the Phase 3 studies for volanesorsen, nusinersen and ISIS-TTRRx, could reduce the commercial potential or viability of our drugs.

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

Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing approval for our drugs, including additional approvals for KYNAMRO, and initial approvals for volanesorsen, nusinersen and ISIS-TTRRx, or result in enforcement action after approval that could limit the commercial success of our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx.

We depend on third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, approval and commercialization of our drugs, including any expanded product label for KYNAMRO and initial approvals for volanesorsen, nusinersen and ISIS-TTRRx.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2015, we had an accumulated deficit of approximately $1.0 billion and stockholders’ equity of approximately $245.4 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If any of these occur, it could affect our partner's commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our drugs, including KYNAMRO, volanesorsen, nusinersen and ISIS-TTRRx.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing approval. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones for additional approvals or sales expectations of KYNAMRO or milestones related to the Phase 3 programs for volanesorsen, nusinersen and ISIS-TTRRx, the price of our securities could decrease.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2015, we had cash, cash equivalents and short-term investments equal to $812.2 million. If we do not meet our goals to successfully commercialize KYNAMRO and our other drugs, including volanesorsen, nusinersen and ISIS-TTRRx, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

•	additional marketing approvals and successful commercial launch of KYNAMRO;
•	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
•	continued scientific progress in our research, drug discovery and development programs;
•	the size of our programs and progress with preclinical and clinical studies;
•	the time and costs involved in obtaining regulatory approvals;
•	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
•	the profile and launch timing of our drugs, including volanesorsen, nusinersen and ISIS-TTRRx.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2015, the market price of our common stock ranged from $35.26 to $77.80 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, regulatory approval, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

10.1	Strategic Collaboration Agreement between the Registrant and AstraZeneca AB dated July 31, 2015. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2
Amendment #6 to Research, Development and License Agreement between the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated September 2, 2015. Portions of this exhibit have been omitted and separately filed with the SEC.

10.3
Amendment Number One to the Second Amended and Restated Strategic Collaboration and License Agreement between the Registrant and Alnylam Pharmaceuticals, Inc. dated July 13, 2015. Portions of this exhibit have been omitted and separately filed with the SEC.

10.4	Form of Option Agreement for Options granted after September 30, 2015 under the 2011 Equity Incentive Plan.

10.5	Form of Option Agreement for Options granted after September 30, 2015 under the 1989 Stock Option Plan.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Isis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 9, 2015

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 9, 2015