Form 10-Q
period 2016-03-31
IONIS PHARMACEUTICALS INC
filed 2016-05-05
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of voting common stock outstanding as of April 29, 2016 was 120,782,993.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,337	$128,797
Short-term investments	610,467	650,386
Contracts receivable	16,480	11,356
Inventories	6,520	6,899
Investment in Regulus Therapeutics Inc.	19,703	24,792
Other current assets	17,403	14,773
Total current assets	763,910	837,003
Property, plant and equipment, net	90,365	90,233
Patents, net	20,144	19,316
Deposits and other assets	1,400	1,348
Total assets	$875,819	$947,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,464	$28,355
Accrued compensation	6,338	16,065
Accrued liabilities	26,172	28,105
Current portion of long-term obligations	8,826	9,029
Current portion of deferred contract revenue	63,695	67,322
Total current liabilities	124,495	148,876
Long-term deferred contract revenue	123,084	134,306
1 percent convertible senior notes	345,265	339,847
2¾ percent convertible senior notes	50,190	49,523
Long-term obligations, less current portion	2,372	2,341
Long-term financing liability for leased facility	72,251	72,217
Total liabilities	717,657	747,110
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 120,717,810 and 120,351,480 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	121	120
Additional paid-in capital	1,331,945	1,309,107
Accumulated other comprehensive loss	(16,115)	(13,565)
Accumulated deficit	(1,157,789)	(1,094,872)
Total stockholders’ equity	158,162	200,790
Total liabilities and stockholders’ equity	$875,819	$947,900

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Research and development revenue under collaborative agreements	$35,214	$61,892
Licensing and royalty revenue	1,660	691
Total revenue	36,874	62,583

Expenses:
Research, development and patent expenses	80,964	64,447
General and administrative	10,562	7,466
Total operating expenses	91,526	71,913

Loss from operations	(54,652)	(9,330)

Other income (expense):
Investment income	1,457	845
Interest expense	(9,490)	(9,021)

Loss before income tax benefit	(62,685)	(17,506)

Income tax (expense) benefit	(232)	789

Net loss	$(62,917)	$(16,717)

Basic and diluted net loss per share	$(0.52)	$(0.14)
Shares used in computing basic and diluted net loss per share	120,598	118,948

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(62,917)	$(16,717)
Unrealized (losses) gains on securities, net of tax	(2,550)	7,367

Comprehensive loss	$(65,467)	$(9,350)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(62,917)	$(16,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,841	1,571
Amortization of patents	376	312
Amortization of licenses	1	469
Amortization of premium on investments, net	2,039	1,749
Amortization of debt issuance costs	298	275
Amortization of 2¾ percent convertible senior notes discount	620	565
Amortization of 1 percent convertible senior notes discount	5,175	4,788
Amortization of long-term financing liability for leased facility	1,672	1,662
Stock-based compensation expense	20,103	13,305
Non-cash losses related to patents, licensing and property, plant and equipment	396	93
Tax benefit from other unrealized gains on securities	—	(798)
Changes in operating assets and liabilities:
Contracts receivable	(5,124)	(23,031)
Inventories	379	(549)
Other current and long-term assets	(2,747)	(2,451)
Accounts payable	(11,417)	(2,695)
Accrued compensation	(9,728)	(6,891)
Deferred rent	48	62
Accrued liabilities	(1,934)	(6,704)
Deferred contract revenue	(14,849)	(7,841)
Net cash used in operating activities	(75,768)	(42,826)

Investing activities:
Purchases of short-term investments	(41,366)	(40,213)
Proceeds from the sale of short-term investments	81,805	78,460
Purchases of property, plant and equipment	(628)	(878)
Acquisition of licenses and other assets, net	(382)	(719)
Net cash provided by investing activities	39,429	36,650

Financing activities:
Proceeds from equity awards	2,736	14,116
Principal payments on debt and capital lease obligations	(1,857)	(2,590)
Net cash provided by financing activities	879	11,526

Net decrease in cash and cash equivalents	(35,460)	5,350
Cash and cash equivalents at beginning of period	128,797	142,998
Cash and cash equivalents at end of period	$93,337	$148,348

Supplemental disclosures of cash flow information:
Interest paid	$31	$37

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,524	$1,198

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2015. The financial statements include all normal recurring adjustments, which we consider necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

The condensed consolidated financial statements include the accounts of Ionis Pharmaceuticals, Inc. ("we", "us" or "our") and our wholly owned subsidiary, Akcea Therapeutics, Inc., which we incorporated in December 2014.

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

We determined that each of these three units of accounting have stand-alone value. The license we granted to Bayer has stand-alone value because it gives Bayer the exclusive right to develop IONIS-FXIRx or to sublicense its rights. The development services and the initial supply of API each have stand-alone value because Bayer or another third party could provide these items without our assistance.

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

The following are the periods over which we are recognizing revenue for each of our units of accounting under our Bayer agreement:

•	We recognized the portion of the consideration attributed to the IONIS-FXIRx license immediately because we delivered the license and earned the revenue;
•	We are recognizing the amount attributed to the ongoing development services for IONIS-FXIRx over the period of time we are performing the services; and
•	We will recognize the amount attributed to the API supply when we deliver it to Bayer. During the three months ended March 31, 2016, we recognized $0.4 million related to a portion of the API we delivered to Bayer during the quarter.

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

The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing authorization from the Food and Drug Administration, or FDA, and/or foreign equivalents. The Phase 3 studies typically involve large numbers of patients and can take up to several years to complete. If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA and/or its foreign equivalents for marketing authorization. This stage of the drug’s life-cycle is the regulatory stage.

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

We have equity investments in privately and publicly held biotechnology companies that we have received as part of a technology license or collaboration agreement. At March 31, 2016, we held ownership interests of less than 20 percent in each of the respective companies.

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

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the three months ended March 31, 2016 and 2015. Total inventory was $6.5 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively.

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

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We recorded charges primarily related to the write-down of intangible assets of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment and patent costs acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per share

We compute basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. As we incurred a net loss for the three months ended March 31, 2016 and 2015, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	1 percent convertible senior notes;
•	2¾ percent convertible senior notes;
•	Dilutive stock options;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan, or ESPP.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on investments, net of taxes, and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance accumulated other comprehensive income (loss)	$(13,565)	$39,747
Other comprehensive income (loss) before reclassifications, net of tax (1)	(2,550)	7,367
Net current period other comprehensive income (loss)	(2,550)	7,367
Ending balance accumulated other comprehensive income (loss)	$(16,115)	$47,114

(1)	Other comprehensive income from the three months ended March 31, 2015 includes income tax expense of $5.1 million. There was no tax benefit for other comprehensive loss for the three months ended March 31, 2016.

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

At January 1, 2016, we adopted the amended accounting guidance to simplify the presentation of debt issuance costs. As a result of this amended guidance, we reclassed our debt issuance costs in all periods presented from other assets to the carrying amount of the related debt liability on our consolidated balance sheet. We are amortizing these costs over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method.

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics, which includes the operations of our wholly-owned subsidiary, Akcea Therapeutics, Inc. We formed Akcea to develop and commercialize drugs for patients with serious cardiometabolic diseases caused by lipid disorders. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2016 and 2015, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.5%	1.5%
Dividend yield	0.0%	0.0%
Volatility	57.9%	53.5%
Expected life	4.5 years	4.5 years

ESPP:
	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.5%	0.1%
Dividend yield	0.0%	0.0%
Volatility	69.4%	56.2%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2016 was $43.88 per share.

We did not grant stock options or RSUs to our Board of Directors during the three months ended March 31, 2016 and 2015.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands). Our consolidated non-cash stock-based compensation expense includes $3.2 million and $0.6 million of stock-based compensation expense for Akcea employees for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Research, development and patent expenses	$14,770	$10,486
General and administrative	5,333	2,819
Total	$20,103	$13,305

Non-cash stock-based compensation expense was $20.1 million for the three months ended March 31, 2016, and increased compared to $13.3 million for the same period in 2015 The amount of stock compensation expense we recognized in the first quarter of 2016 has increased compared to the same period in 2015 because the average fair value of unvested stock options has risen due to the increase in the exercise price of the stock options we have granted over the past several years. As of March 31, 2016, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $88.9 million and $23.8 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize the cost of non-cash, stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.5 years and 1.7 years, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as originally issued is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. In July 2015, the FASB issued updated accounting guidance to allow for an optional one year deferral from the original effective date. As a result, we will adopt this guidance beginning on January 1, 2018. The guidance allows us to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings balance. We are currently determining the adoption method and the effects the adoption will have on our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued amended accounting guidance related to leasing, which requires us to record all leases longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases, similar to current accounting guidance. We will record expense for operating type leases on a straight-line basis as an operating expense and we will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect our leases on our consolidated balance sheet for the earliest comparative period presented. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued amended guidance to simplify certain aspects of share-based payment accounting. The amended share-based payment standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted in any interim or annual period. We will adopt this guidance on January 1, 2017. We are currently assessing the timing of adoption, adoption methods as well as the effects this amended guidance will have on our consolidated financial statements and disclosures. The following are the main aspects of the updated guidance that will impact us:

•	Recognition of excess tax benefits and tax deficiencies: The updated guidance requires us to recognize excess tax benefits and tax deficiencies as income tax expense or benefit in our statement of operations on a prospective basis.

•	Classification of certain share-based payment activities on our statement of cash flows: The updated guidance requires us to classify the following items on our statement of cash flows as follows:
•	We will classify excess tax benefits as an operating activity. We may adopt this update either prospectively in the period of adoption or adjust our cash flow statement for each period we present.
•	We will classify amounts we withhold in shares for the payment of employee taxes as a financing activity. For this update, we must adjust our cash flow statement for each period we present.

•	Accounting for forfeitures: The updated guidance allows us to choose to account for forfeitures when they occur or continue to estimate them. If we adopt this change and begin accounting for forfeitures when they occur, we must adopt it using a modified retrospective approach, which requires us to reflect an adjustment on our consolidated balance sheet through a cumulative-effect adjustment to our stockholders’ equity at the beginning of the period of adoption.

3.	Investments

As of March 31, 2016, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2016:

One year or less	51%
After one year but within two years	32%
After two years but within three and a half years	17%
Total	100%

As illustrated above, at March 31, 2016, 83 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2016, we had an ownership interest of less than 20 percent in one private company and two public companies with which we conduct business. The privately-held company is Atlantic Pharmaceuticals Limited and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held company under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
March 31, 2016	Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities (1):
Corporate debt securities	$161,995	$29	$(59)	$161,965
Debt securities issued by U.S. government agencies	42,545	3	(1)	42,547
Debt securities issued by the U.S. Treasury	13,101	3	(3)	13,101
Debt securities issued by states of the United States and political subdivisions of the states (2)	78,231	14	(97)	78,148
Total securities with a maturity of one year or less	295,872	49	(160)	295,761
Corporate debt securities	242,995	608	(416)	243,187
Debt securities issued by U.S. government agencies	36,951	2	(12)	36,941
Debt securities issued by states of the United States and political subdivisions of the states	40,201	26	(82)	40,145
Total securities with a maturity of more than one year	320,147	636	(510)	320,273
Total available-for-sale securities	$616,019	$685	$(670)	$616,034
Equity securities:
Regulus Therapeutics Inc.	$7,162	$12,541	$—	$19,703
Total equity securities	$7,162	$12,541	$—	$19,703
Total available-for-sale and equity securities	$623,181	$13,226	$(670)	$635,737

		Gross Unrealized
December 31, 2015	Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities (1):
Corporate debt securities	$181,670	$5	$(250)	$181,425
Debt securities issued by U.S. government agencies	50,559	1	(19)	50,541
Debt securities issued by the U.S. Treasury	2,604	—	(3)	2,601
Debt securities issued by states of the United States and political subdivisions of the states (2)	79,414	18	(88)	79,344
Total securities with a maturity of one year or less	314,247	24	(360)	313,911
Corporate debt securities	258,703	3	(1,705)	257,001
Debt securities issued by U.S. government agencies	38,956	—	(244)	38,712
Debt securities issued by states of the United States and political subdivisions of the states	48,552	3	(243)	48,312
Total securities with a maturity of more than one year	346,211	6	(2,192)	344,025
Total available-for-sale securities	$660,458	$30	$(2,552)	$657,936
Equity securities:
Regulus Therapeutics Inc.	$7,162	$17,630	$—	$24,792
Total equity securities	$7,162	$17,630	$—	$24,792
Total available-for-sale and equity securities	$667,620	$17,660	$(2,552)	$682,728

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at March 31, 2016 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	168	$203,743	$(442)	$16,040	$(33)	$219,783	$(475)
Debt securities issued by U.S. government agencies	8	28,890	(13)	1,000	—	29,890	(13)
Debt securities issued by the U.S. Treasury	1	10,523	(3)	—	—	10,523	(3)
Debt securities issued by states of the United States and political subdivisions of the states	204	65,721	(92)	18,936	(87)	84,657	(179)
Total temporarily impaired securities	381	$308,877	$(550)	$35,976	$(120)	$344,853	$(670)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the three months ended March 31, 2016, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that we valued each security with at March 31, 2016 and December 31, 2015 (in thousands):

	At March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$74,091	$74,091	$—
Corporate debt securities (2)	405,152	—	405,152
Debt securities issued by U.S. government agencies (2)	79,488	—	79,488
Debt securities issued by the U.S. Treasury (2)	13,101	13,101	—
Debt securities issued by states of the United States and political subdivisions of the states (3)	118,293	—	118,293
Investment in Regulus Therapeutics Inc.	19,703	19,703	—
Total	$709,828	$106,895	$602,933

	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$88,902	$88,902	$—
Corporate debt securities (2)	438,426	—	438,426
Debt securities issued by U.S. government agencies (2)	89,253	—	89,253
Debt securities issued by the U.S. Treasury (2)	2,601	2,601	—
Debt securities issued by states of the United States and political subdivisions of the states (3)	127,656	—	127,656
Investment in Regulus Therapeutics Inc.	24,792	24,792	—
Total	$771,630	$116,295	$655,335

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)	At March 31, 2016 and December 31, 2015, $5.6 million and $7.5 million, respectively, were included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

We did not have investments that were valued with significant unobservable inputs, or Level 3 investments, at March 31, 2016 and December 31, 2015.

Other Fair Value Disclosures

Our 1 percent and 2¾ percent notes had a fair value of $455.1 million and $124.7 million, respectively, at March 31, 2016. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5. Line of Credit Arrangement

In June 2015, we entered into a five-year revolving line of credit agreement with Morgan Stanley Private Bank, National Association, or Morgan Stanley. Under the credit agreement, we can borrow up to a maximum of $30 million of revolving credit for general working capital purposes. Under the credit agreement interest is payable monthly in arrears on the outstanding principal at a rate based on our option of:

(i)	a floating rate equal to the one-month London Interbank Offered Rate, or LIBOR, in effect plus 1.25 percent per annum;
(ii)	a fixed rate equal to LIBOR plus 1.25 percent for a period of one, two, three, four, six, or twelve months as elected by us; or
(iii)	a fixed rate equal to the LIBOR swap rate during the period of the loan.

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of March 31, 2016 we had $8.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. As of March 31, 2016, our outstanding borrowings under this credit facility were at a weighted average interest rate of 1.69 percent.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

6. Collaborative Arrangements and Licensing Agreements

Strategic Partnership

Biogen

We have established four strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological and neuromuscular disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We and Biogen are currently developing six drugs to treat neurological diseases under these collaborations, including nusinersen, IONIS-DMPK-2.5Rx, IONIS-SOD1Rx, and three drugs to treat undisclosed neurodegenerative diseases, IONIS-BIIB4Rx, IONIS-BIIB5Rx and IONIS-BIIB6Rx. In addition to these six drugs, we and Biogen are evaluating numerous additional targets for the development of drugs to treat neurological diseases.

Nusinersen

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize nusinersen for the treatment of SMA. We are currently conducting a Phase 3 study evaluating nusinersen in infants with SMA, for which we completed enrollment in May 2016. We are also conducting a Phase 3 study evaluating nusinersen in children with SMA, for which we completed target enrollment in 2015. We plan to have data from both of these Phase 3 studies in the first half of 2017. In addition, we are evaluating nusinersen in two Phase 2 open-label studies, one in children with SMA and one in infants with SMA. Patients from all of these studies continue to have access to nusinersen through open-label extension dosing. We are responsible for completing the studies we are currently conducting. Biogen has the option to license nusinersen. If Biogen exercises its option, it will pay us a license fee and will assume all other global development, regulatory and commercialization responsibilities. Biogen may exercise this option upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA. In June 2015, we and Biogen amended the development plan for nusinersen to include conducting the open-label extension study for the Phase 3 studies in infants and children.

Under the terms of the agreement, we received an upfront payment of $29 million, which we are amortizing through February 2017. We are also eligible to receive a license fee, milestone payments and tiered royalties up to the mid-teens on any sales of nusinersen. Over the term of the collaboration, we are eligible to receive up to $346 million in a license fee and payments, including up to $121 million in substantive milestone and other payments associated with the clinical development of nusinersen prior to licensing and up to $150 million in substantive milestone payments if Biogen achieves pre-specified regulatory milestones. From inception through March 2016, we have received nearly $150 million in payments for advancing nusinersen. In the first quarter of 2016, we earned $9.5 million in milestone payments for advancing nusinersen. In May 2016, we earned a $2 million milestone payment when we completed enrollment in the Phase 3 study in infants. We will earn the next payment of $75 million if Biogen licenses nusinersen and we will earn the next milestone payment of up to $60 million if Biogen receives regulatory approval for nusinersen.

IONIS-DMPK-2.5Rx

In June 2012, we and Biogen entered into a second and separate collaboration agreement to develop and commercialize a novel antisense drug, IONIS-DMPK-2.5Rx, targeting DMPK for the treatment of myotonic dystrophy type 1, or DM1. We are responsible for global development of the drug through the completion of the first Phase 2 clinical trial. We are currently evaluating IONIS-DMPK-2.5Rx in a Phase 1/2 clinical study in patients with DM1. Biogen has the option to license the drug through the completion of the first Phase 2 trial. If Biogen exercises its option, it will assume all other global development, regulatory and commercialization responsibilities. Under the terms of the agreement, we received an upfront payment of $12 million, which we are amortizing through October 2018. In June 2015, we and Biogen amended the development plan for IONIS-DMPK-2.5Rx under which we are eligible to earn additional milestone payments of up to $4.2 million for further advancing the Phase 1/2 study of IONIS-DMPK-2.5Rx. Over the term of the collaboration, we are eligible to receive up to $263 million in a license fee and substantive milestone payments, including up to $63 million in development milestone payments and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on any sales of IONIS-DMPK-2.5Rx. From inception through March 2016, we have received nearly $39 million in payments for advancing IONIS-DMPK-2.5Rx. We will earn the next milestone payment of $1.4 million if we further advance IONIS-DMPK-2.5Rx and we will earn a $35 million milestone payment if we initiate a Phase 2 study for IONIS-DMPK-2.5Rx.

Neurology

In December 2012, we and Biogen entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to up to three targets to treat neurological or neuromuscular diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. We are currently advancing IONIS-BIIB4Rx under this collaboration. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to $259 million in a license fee and substantive milestone payments per program. We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any drugs resulting from each of the three programs. From inception through March 2016, we have received $43 million in payments under this collaboration. In February 2016, we earned a $3 million milestone payment for further advancing IONIS-BIIB4Rx. We will earn the next milestone payment of up to $10 million for the continued development of IONIS-BIIB4Rx.

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

For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and substantive milestone payments. We are eligible to receive up to approximately $60 million for the achievement of research and development milestones, including amounts related to the cost of clinical trials, and up to $130 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any antisense drugs developed under this collaboration. If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in substantive milestone payments, including up to $35 million for the achievement of research and development milestones and up to $55 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered single-digit royalties on sales from any drugs using non-antisense modalities developed under this collaboration. From inception through March 2016, we have received more than $140 million in payments under this collaboration. We will earn the next milestone payment of up to $10 million if we advance a program under this collaboration.

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

During the three months ended March 31, 2016, we earned revenue of $21.3 million from our relationship with Biogen, which represented 58 percent of our total revenue for that period. In comparison, we earned revenue of $39.2 million for the same period in 2015, which represented 63 percent. Our condensed consolidated balance sheet at March 31, 2016 included deferred revenue of $85.7 million related to our relationship with Biogen.

Research, Development and Commercialization Partners

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Our alliance currently comprises five drugs in development, including our Phase 3 drug IONIS-TTRRx. We are responsible for completing the Phase 3 study we are currently conducting for IONIS-TTRRx. GSK has the option to license IONIS-TTRRx. If GSK exercises its option it will pay us a license fee. GSK has the exclusive option to license the other drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities for such drug. Under the terms of the agreement, we received $38 million in upfront and expansion payments, which we are amortizing through March 2017.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for IONIS-TTRRx. We are currently evaluating IONIS-TTRRx in a broad Phase 3 development program. We have completed enrollment in the Phase 3 study in patients with FAP. From inception through March 2016, we have earned $60 million from GSK related to the development of IONIS-TTRRx, primarily in milestone payments. In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should IONIS-TTRRx receive marketing authorization and meet pre-agreed sales targets. In September 2015, we and GSK amended the development plan for IONIS-TTRRx to support the Phase 3 cardiomyopathy study, which GSK plans to conduct.

 In addition to IONIS-TTRRx, we have four drugs in development with GSK. We are developing two antisense drugs we designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV, infection; IONIS-HBVRx and IONIS-HBV-LRx, a follow-on drug using our LICA technology. We are also developing IONIS-GSK4-LRx and IONIS-RHO-2.5Rx, which are antisense drugs we designed to treat ocular diseases. In March 2016, we and GSK amended the development plan for IONIS-HBVRx to allow GSK to conduct all further development activities for this program.

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.0 billion, including up to $168.5 million for the achievement of development milestones, up to $363.5 million for the achievement of regulatory milestones and up to $338 million for the achievement of commercialization milestones. Through March 2016, we have received more than $145 million in payments under this alliance with GSK. In the first quarter of 2016, we earned a $1.5 million milestone payment when GSK initiated a Phase 1 study of IONIS-HBV-LRx. We will earn the next milestone payment of up to $1.5 million if we further advance a program under this collaboration. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

Our alliance with GSK will continue until the earlier of the date that all of GSK's options to obtain the exclusive licenses under the agreement expire unexercised or, if GSK exercises its option, until the expiration of all payment obligations under the agreement. In addition, the agreement, or any program under the agreement, may terminate early under the following situations:

•	GSK may terminate any program, other than the IONIS-TTRRx program, at any time by providing written notice to us;
•	GSK may terminate the IONIS-TTRRx program by providing written notice to us after reviewing specific data from the Phase 3 study for the program; and
•	Either we or GSK may terminate any program by providing written notice to the other party upon the other party's uncured failure to perform a material obligation under the agreement with respect to the affected program, or the entire agreement if the other party becomes insolvent.

During the three months ended March 31, 2016, we earned revenue of $5.0 million, from our relationship with GSK, which represented 14  percent of our total revenue for that period. In comparison, we earned revenue of $16.5 million for the same period in 2015, which represented 26 percent of our total revenue for that period. Our condensed consolidated balance sheet at March 31, 2016 included deferred revenue of $4.4 million related to our relationship with GSK.

Kastle Therapeutics

In May 2016, we entered into an agreement with Kastle Therapeutics under which Kastle acquired the global rights to develop and commercialize Kynamro.  Kynamro is approved in the United States for use in patients with homozygous familial hypercholesterolemia to reduce low density lipoprotein-cholesterol, apolipoprotein B, total cholesterol and non-high density lipoprotein-cholesterol as an adjunct to lipid lowering medications and diet. Under the terms of the agreement, we are eligible to receive up to $95 million, which includes a $15 million up-front payment we earned in May 2016, a $10 million payment we will receive in May 2019 and up to $70 million in sales milestones. Beginning in 2017, we will earn  tiered royalties on global sales of Kynamro that average in the mid to low teens.  In addition, we also received a 10 percent common equity position in Kastle. Sanofi Genzyme will earn a three percent royalty on sales of Kynamro and three percent of the cash payments we receive from Kastle.

7.	Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics, our wholly owned subsidiary. Segment loss from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

We formed Akcea to develop and commercialize drugs for patients with serious cardiometabolic diseases caused by lipid disorders. Moving our lipid drugs into a company that we own and control ensures that our core focus at Ionis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs. To date, Akcea has not earned any revenue.

The following table shows our segment revenue and loss from operations for the three months ended March 31, 2016 and March 31, 2015 (in thousands), respectively.
March 31, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$35,214	$—	$—	$35,214
Licensing and royalty	1,660	—	—	1,660
Total segment revenue	$36,874	$—	$—	$36,874
Loss from operations	$(38,567)	$(16,049)	$(36)	$(54,652)

March 31, 2015	Ionis Core	Akcea Therapeutics	Total
Revenue:
Research and development	$61,892	$—	$61,892
Licensing and royalty	691	—	691
Total segment revenue	$62,583	$—	$62,583
Loss from operations	$(2,325)	$(7,005)	$(9,330)

The following table shows our total assets by segment at March 31, 2016 and December 31, 2015 (in thousands), respectively.
Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
March 31, 2016	$936,903	$65,131	$(126,215)	$875,819
December 31, 2015	$995,852	$66,306	$(114,258)	$947,900

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2016	2015
Partner A	58%	63%
Partner B	14%	26%

Contracts receivables from two significant partners comprised approximately 98 percent and 99 percent of our contracts receivables at March 31, 2016 and December 31, 2015, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the business of Akcea Therapeutics, Inc., a wholly owned subsidiary of Ionis Pharmaceuticals, and the therapeutic and commercial potential of our technologies and products in development, including nusinersen, IONIS-TTRRx and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in additional detail in our Annual Report on Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 32 of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

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

We have discovered and are developing three potentially transformational drugs, nusinersen, IONIS-TTRRx and volanesorsen, which we believe are close to commercialization. We designed each of these three drugs to treat patients with orphan diseases who have limited or no therapeutic options. In total, we are developing these three drugs for six different patient populations. We have completed target enrollment in four of the Phase 3 studies for these three drugs. We plan to have data from each of these studies in the first half of 2017. We designed nusinersen to treat patients with spinal muscular atrophy, or SMA, a severe motor-neuron disease that is the leading genetic cause of infant mortality. We designed IONIS-TTRRx to treat patients with transthyretin amyloidosis, or TTR amyloidosis, a fatal disease in which patients experience progressive buildup of amyloid plaque deposits in tissues throughout the body, including peripheral nerves, heart, intestinal tract, kidney and bladder. We designed volanesorsen to treat patients with diseases associated with extremely high levels of triglycerides, including two rare genetic lipid disorders, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. We anticipate that the data from our pivotal Phase 3 studies of these drugs, if positive, will support global regulatory filings for each drug. We believe that the significant unmet medical need and the severity of these diseases could warrant a rapid path to market. Already our partners for these programs, Biogen for nusinersen and GSK for IONIS-TTRRx, are preparing to commercialize these drugs. Our wholly owned subsidiary, Akcea Therapeutics Inc., or Akcea, is preparing to commercialize volanesorsen. All three companies are engaging in pre-commercialization activities to understand the patient journey, build disease awareness with physicians and patients and develop their launch plans.

Nusinersen has the potential to be a transformational drug for infants and children with SMA. We are evaluating nusinersen in a broad development program designed to support marketing authorization for infants and children with this devastating disease. In April 2016, at the American Academy of Neurology, or AAN, meeting, we reported an update on our ongoing Phase 2 open-label study, with a cut-off of  January 26, 2016, in infants with SMA treated with nusinersen. At the AAN meeting, we reported that we had no deaths or events of permanent ventilation since December 2014 with continued increases in median event-free survival, muscle function scores as well as achievement of new developmental milestones. We and Biogen are committed to advancing nusinersen as rapidly as possible. We have completed enrollment in CHERISH, the Phase 3 study in children with SMA and ENDEAR, the Phase 3 study in infants with SMA.

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

Volanesorsen has the potential to significantly improve the lives of patients who, because of their severely elevated triglycerides, are at constant risk of pancreatitis, which can require hospitalization and can be life-threatening. We demonstrated in our Phase 2 studies that volanesorsen robustly reduced ApoC-III and triglycerides in patients, including in FCS patients, and also had a beneficial impact on insulin sensitivity. To maximize the value of volanesorsen and other earlier-stage drugs for serious cardiometabolic diseases caused by lipids, we formed Akcea Therapeutics to focus on developing and commercializing these drugs. Akcea’s pipeline includes volanesorsen, IONIS-APO(a)-LRx, IONIS-ANGPTL3-LRx and IONIS-APOCIII-LRx. Moving these drugs into a company that we own and control allows us to retain substantial value from them and ensures Ionis’ core focus remains on innovation. Akcea is building development and commercialization expertise in lipid and cardiometabolic diseases, including highly trained, specialized medical, marketing and sales teams, to successfully commercialize volanesorsen and the other lipid drugs in its pipeline.

In addition to our Phase 3 programs, we have a pipeline of drugs with the potential to be first-in-class and/or best-in-class drugs to treat patients with inadequately treated diseases. Our pipeline has over a dozen drugs in Phase 2 development, and includes drugs to treat patients with diseases spanning numerous therapeutic areas, including severe and rare diseases, viral infections, ocular diseases, metabolic disorders and cardiovascular diseases. We believe that our technology is the most versatile and most efficient drug discovery technology today and we plan to expand the therapeutic reach of our technology by adding three to five new drugs to our pipeline every year. Additionally, we actively patent the advances we have made across all areas of our technology and the drugs we are developing. In this way, we have amassed a substantial intellectual property position that provides us with extensive protection for our drugs and our technology.

We have established alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our drugs, advancing our technology and preparing to commercialize our products. Our partners bring resources and expertise that augment and build upon our internal capabilities. We have strategic partnerships with Biogen and AstraZeneca through which we can broadly expand our drug discovery efforts to new disease targets in specific therapeutic areas that are outside of our expertise or in which our partners can provide tools and resources to complement our drug discovery efforts. We also form early stage research and development partnerships that allow us to expand the application of our technology to new therapeutic areas, such as we did with Janssen. Additionally, we form development and commercialization partnerships that enable us to leverage our partner’s global expertise and resources needed to support large commercial opportunities, such as we did with Bayer. Lastly, we also work with a consortium of companies that can exploit our drugs and technologies outside our primary areas of focus. We refer to these companies as satellite companies.

Through our partnerships, we have created a broad and sustaining base of potential license fees, upfront payments, milestone payments, royalties, and earn out payments while controlling our drug development expenses. We have the potential to earn significant revenue from all of our partnerships. Since 2007, we have received more than $1.7 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn more than $11.5 billion in future milestone payments and licensing fees from our current partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out or royalty arrangements.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenue	$36,874	$62,583
Total operating expenses	$91,526	$71,913
Loss from operations	$(54,652)	$(9,330)
Net loss	$(62,917)	$(16,717)

For the first three months of 2016 we earned $36.9 million of revenue which included $15 million in milestone payments, primarily related to the progression of our Phase 3 program for nusinersen. As nusinersen and our other partnered programs advance, we have the opportunity to earn significant revenue this year. Already in the second quarter, we earned a $15 million up-front payment from Kastle. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners. Our financial projections include numerous significant milestone payments in the second half of this year, compared to 2015 when our revenue was more evenly spread throughout the year.

A substantial portion of our development expenses are from our continued Phase 3 programs for nusinersen, IONIS-TTRRx and volanesorsen. We are currently conducting five Phase 3 studies and three open-label extension studies for these drugs, of which four of the Phase 3 studies have completed target enrollment. As a result, these Phase 3 studies are now in their most expensive development stage. Our operating expenses for the first three months of 2016 were in line with our expectations. As our Phase 3 programs continue to progress in 2016, we expect the costs associated with these programs to continue to increase modestly. Akcea operating expenses also increased as it continues to build its commercial infrastructure and advanced the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple years. Additionally, our non-cash compensation expense related to equity awards increased because the average fair value of unvested stock options has risen due to the increase in the exercise price of the stock options we have granted over the past several years.

Recent Events

Our Corporate and Drug Development Highlights (Q1 2016 and subsequent activities)
•	We and our collaborators presented more than a dozen posters and presentations at the AAN meeting including an update on our ongoing Phase 2 study of nusinersen in infants with SMA as well as overviews on our programs on Huntington’s disease, myotonic dystrophy type 1, Alzheimer’s disease, Parkinson’s disease and spinocerebellar ataxia type 2.
o
We reported positive interim data from an ongoing open-label Phase 2 clinical study with a data cut-off of January 26, 2016, on nusinersen in infants with SMA. The data reported show that there have been no new events in the study since December 2014 with continued increases in median event-free survival, muscle function scores as well as achievement of new developmental milestones. Data showing increases in neuromuscular electrophysiology measurements were also reported.

o
IONIS-HTTRx was highlighted in an oral presentation as the first HTT-lowering drug to be tested in patients with Huntington’s disease, or HD.  IONIS-HTTRx is the first drug to enter clinical development designed to directly target the cause of HD.

o
IONIS-DMPK-2.5Rx was highlighted in several oral presentations and posters showing preclinical data that supports the therapeutic potential for IONIS-DMPK-2.5Rx in patients with myotonic dystrophy type 1.

o
Additional presentations included preclinical data on new targets for neurological diseases, including TAU for Alzheimer’s disease, LRRK2 for Parkinson’s disease and ATXN2 for spinocerebellar ataxia type 2.

•	We sold the rights to Kynamro to Kastle Therapeutics.
o
We are eligible to receive up to $95 million, which includes a $15 million up-front payment, a $10 million payment we will earn after three years and up to $70 million in sales related milestones payments.

o	Starting in 2017, we are also be eligible to earn royalties that average in the low teens on sales of Kynamro.
o	We received a 10 percent equity position in Kastle’s parent company.
o	Sanofi Genzyme, the specialty care global business unit of Sanofi, will be eligible to receive a three percent royalty on sales of Kynamro and three percent of cash we receive from Kastle.

•	We and our collaborators continued to advance our pipeline of first-in-class or best-in-class drugs. As a result, we earned more than $15 million in milestone payments in the first quarter of 2016.
o	We continued to advance nusinersen in the ongoing open-label study, SHINE, in infants and children with SMA, for which we earned a $7.5 million milestone payment from Biogen.
o	GSK initiated a Phase 1 study of IONIS-HBV-LRx, a LICA drug in development to treat patients with hepatitis B virus, for which we earned a $1.5 million milestone payment from GSK.
•	The European Medicines Agency granted IONIS-HTTRx orphan drug designation for the treatment of patients with HD.
•	A jury found in favor of Merck and us in a patent dispute related to Gilead’s HCV medicines, including Sovaldi and Harvoni.
o
The jury upheld all claims from the two patents in the cases, including two methods and eight composition of matter claims. We and Merck are co-inventors on these patents. We will receive 20 percent of the damages awarded to Merck that exceed the costs Merck incurred to conduct the litigation and we will also receive 20 percent of all future payments, including 20 percent of royalties, Merck receives from Gilead.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2016 was $36.9 million, compared to $62.6 million for same period in  2015.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. Already in the second quarter of 2016, we generated $17 million, including a $15 million upfront payment from Kastle and $2 million in a milestone payment from Biogen for advancing nusinersen. Additionally, our financial projections include numerous significant milestone payments in the second half of this year, compared to 2015 when our revenue was more evenly spread throughout the year.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2016 was $35.2 million, compared to $61.9 million for same period in 2015. The change in our revenue is primarily due to variations in the timing of revenue from milestone payments. Our revenue for the first three months of 2016 primarily consisted of the following:

•	$12.5 million from Biogen for advancing the Phase 3 program for nusinersen and advancing IONIS-BIIB4Rx;
•	$1.5 million from GSK when GSK initiated the Phase 1 study for IONIS-HBV-LRx; and
•	$22.9 million primarily from the amortization of upfront fees and manufacturing services we performed for our partners.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three months ended March 31, 2016 was $1.7 million, compared to $0.7 million for 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $91.5 million, and increased compared to $71.9 million for the same period in 2015 as a result of the following:

•	We are currently conducting five Phase 3 studies and three open-label extension studies for our Phase 3 drugs: nusinersen, IONIS-TTRRx and volanesorsen, of which four of the Phase 3 studies have completed target enrollment. As a result, these Phase 3 studies are now in their most expensive stage. As our Phase 3 programs continue to progress in 2016, we expect the costs associated with these programs to continue to increase modestly.
•	Akcea operating expenses increased as it continues to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple of years.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$58,600	$52,161
Akcea Therapeutics	12,859	6,447
Elimination of intercompany activity	(36)	—
Subtotal	71,423	58,608
Non-cash compensation expense related to equity awards	20,103	13,305
Total operating expenses	$91,526	$71,913

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2016	2015
Research, development and patent expenses	$66,194	$53,961
Non-cash compensation expense related to equity awards	14,770	10,486
Total research, development and patent expenses	$80,964	$64,447

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$55,270	$48,288
Akcea Therapeutics	10,960	5,673
Elimination of intercompany activity	(36)	—
Subtotal	66,194	53,961
Non-cash compensation expense related to equity awards	14,770	10,486
Total research, development and patent expenses	$80,964	$64,447

For the three months ended March 31, 2016, our total research, development and patent expenses were $66.2 million, compared to $54.0 million for the same period in 2015, and were higher primarily due to the progression of our drugs currently in Phase 3 trials. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended March 31,
	2016	2015
Antisense drug discovery expenses	$11,597	$10,661
Non-cash compensation expense related to equity awards	3,496	2,918
Total antisense drug discovery expenses	$15,093	$13,579

Antisense drug discovery expenses for the three months ended March 31, 2016 were $11.6 million, and, as expected were slightly higher, compared to $10.7 million for the same period in 2015. Expenses were higher because we conducted more research activities to support our partnerships during the three months ended March 31, 2016 compared to same period in 2015. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2016	2015
Nusinersen	$9,402	$6,120
Volanesorsen	5,414	2,371
IONIS-TTRRx	4,488	3,231
Other antisense development projects	9,884	10,389
Development personnel and overhead expenses	10,383	8,673
Total antisense drug development, excluding non-cash compensation expense related to equity awards	39,571	30,784
Non-cash compensation expense related to equity awards	6,088	3,714
Total antisense drug development expenses	$45,659	$34,498

Antisense drug development expenses were $39.6 million for the three months ended March 31, 2016, compared to $30.8 million for the same period in 2015. Expenses for the three months ended March 31, 2016 were higher compared to the same period in 2015 primarily due to the progression of our drugs currently in Phase 3 trials. We have completed target enrollment in four of our Phase 3 studies. As a result, these Phase 3 studies are now in their most expensive development stage. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$29,257	$25,613
Akcea Therapeutics	10,314	5,171
Non-cash compensation expense related to equity awards	6,088	3,714
Total antisense drug development expenses	$45,659	$34,498

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Manufacturing and operations expenses	$7,996	$5,633
Non-cash compensation expense related to equity awards	1,602	1,171
Total manufacturing and operations expenses	$9,598	$6,804

Manufacturing and operations expenses were $8.0 million for the three months ended March 31, 2016, and increased compared to $5.6 million for the same period in 2015. The increase in manufacturing and operations expenses was primarily related to the manufacturing activities needed to support the increase in our drug development activities. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$7,690	$5,260
Akcea Therapeutics	306	373
Non-cash compensation expense related to equity awards	1,602	1,171
Total manufacturing and operations expenses	$9,598	$6,804

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended March 31,
	2016	2015
Personnel costs	$2,244	$2,676
Occupancy	1,852	1,833
Patent expenses	758	597
Depreciation and amortization	57	543
Insurance	339	312
Other	1,780	922
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	7,030	6,883
Non-cash compensation expense related to equity awards	3,584	2,683
Total R&D support expenses	$10,614	$9,566

R&D support expenses for the three months ended March 31, 2016 were $7.0 million, and were flat compared to $6.9 million for the same period in 2015. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$6,726	$6,754
Akcea Therapeutics	340	129
Elimination of intercompany activity	(36)	2,683
Subtotal	7,030	9,566
Non-cash compensation expense related to equity awards	3,584	2,683
Total R&D support expenses	$10,614	$9,566

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2016	2015
General and administrative expenses	$5,229	$4,647
Non-cash compensation expense related to equity awards	5,333	2,819
Total general and administrative expenses	$10,562	$7,466

General and administrative expenses were $5.2 million for the three months ended March 31, 2016, and increased compared to $4.6 million for the same period in 2015 primarily due to the continued build out of Akcea. Expenses for Akcea will increase as it continues to build the commercial infrastructure and advance the pre-commercialization activities necessary for the commercial launch of volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Ionis Core	$3,330	$3,873
Akcea Therapeutics	1,899	774
Non-cash compensation expense related to equity awards	5,333	2,819
Total general and administrative expenses	$10,562	$7,466

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended March 31,
	2016	2014
Development and patent expenses	$10,960	$5,673
General and administrative expenses	1,899	774
Total operating expenses, excluding non-cash compensation expense related to equity awards	12,859	6,447
Non-cash compensation expense related to equity awards	3,190	558
Total Akcea Therapeutics operating expenses	$16,049	$7,005

Expenses for Akcea were $12.9 million for the three months ended March 31, 2016, and increased compared to $6.4 million for the same period in 2015. The increase in expenses was primarily due to Akcea’s Phase 3 program for volanesorsen, which continued to advance, and the progression of its other drugs, including IONIS-APO(a)-LRx and IONIS-ANGPTL3Rx. Akcea has also incurred additional general and administrative costs as it continues to build the commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple of years. We expect that these costs will continue to increase during the remainder of 2016. For each period presented, we allocated a portion of Ionis' R&D support expenses, which are included in Development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea. For each period presented, we also allocated a portion of Ionis' general and administrative expenses, which are included in general and administrative expenses in the table above, to Akcea for work we performed on behalf of Akcea. In 2016, we began charging Akcea for Ionis’ internal development costs associated with the ongoing work we are performing for Akcea's drugs. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2016 was $1.5 million, compared to $0.8 million for 2015. The increase in investment income was primarily due to a higher average cash balance and an improvement in the market conditions during the three months ended March 31, 2016 compared to same period in 2015.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2016	2015
2¾ percent notes:
Non-cash amortization of the debt discount and debt issuance costs	$668	$612
Interest expense payable in cash	421	421
1 percent notes:
Non-cash amortization of the debt discount and debt issuance costs	5,425	5,016
Interest expense payable in cash	1,250	1,250
Non-cash interest expense for long-term financing liability	1,672	1,662
Other	54	60
Total interest expense	$9,490	$9,021

Interest expense for the three months ended March 31, 2016 was $9.5 million, compared to $9.0 million for the same period in 2015.

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

Net Loss and Net Loss per Share

Net loss for the three months ended March 31, 2016 was $62.9 million, compared to $16.7 million for the same period in 2015. Basic and diluted net loss per share for the three months ended March 31, 2016 was $0.52, compared to $0.14 for the same period in 2015. Our net loss increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to variations in the timing of revenue from milestone payments and to a lesser extent, an increase in operating expenses primarily associated with our four Phase 3 studies that have completed target enrollment. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners. For example, our financial projections include numerous significant milestone payments in the second half of this year, compared to 2015 when our revenue was more evenly spread throughout the year.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2016, we have earned approximately $1.5 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through March 31, 2016, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At March 31, 2016, we had cash, cash equivalents and short-term investments of $703.8 million and stockholders’ equity of $158.2 million. In comparison, we had cash, cash equivalents and short-term investments of $779.2 million and stockholders’ equity of $200.8 million at December 31, 2015.

At March 31, 2016, we had consolidated working capital of $639.4 million compared to $688.1 million at December 31, 2015. Working capital decreased in 2016 primarily due to the decrease our cash and short-term investments which were used to fund our operations.

As of March 31, 2016, our debt and other obligations totaled $644.7 million compared to $644.8 million at December 31, 2015.

The following table summarizes our contractual obligations as of March 31, 2016. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent convertible senior notes (principal and interest payable)	$530.0	$5.0	$10.0	$10.0	$505.0
2¾ percent convertible senior notes (principal and interest payable)	$68.0	$1.7	$3.4	$62.9	$—
Facility rent payments	$123.9	$6.5	$13.6	$14.4	$89.4
Financing arrangements (principal and interest payable)	$8.8	$8.8	$—	$—	$—
Other obligations (principal and interest payable)	$1.3	$0.1	$0.1	$0.1	$1.0
Operating leases	$24.3	$2.1	$3.5	$3.0	$15.7
Total	$756.3	$24.2	$30.6	$90.4	$611.1

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

At March 31, 2016 our outstanding convertible debt was as follows (amounts in millions except price per share data):

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of March 31, 2016 we had $8.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. As of March 31, 2016, our outstanding borrowings under this credit facility were at a weighted average interest rate of 1.69 percent.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

In October 2008, we entered into an equipment financing loan agreement. As of March 31, 2016, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.39 percent. The carrying balance under this loan agreement at March 31, 2016 and December 31, 2015 was $0.3 million and $0.5 million, respectively. Our remaining outstanding balance is due in June 2016 and interest is payable monthly.

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

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2016 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2016, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $158.2 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2016, we had cash, cash equivalents and short-term investments equal to $703.8 million. If we do not meet our goals to successfully commercialize our drugs, including nusinersen, IONIS-TTRRx, volanesorsen and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2016, the market price of our common stock ranged from $30.93 to $71.50 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2016.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. Under our agreement with Merck, Merck is responsible for the costs of this suit. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit.  The jury then decided that we and Merck are entitled to 4 percent of $5 billion in past sales of sofosbuvir. Gilead has stated it will appeal the jury’s finding of validity. In the meantime, several non-jury issues remain to be resolved by the judge in the case. First, Gilead has two remaining non-jury challenges to validity of the patents: unclean hands and waiver.  We expect the judge to rule on those challenges by the third quarter of 2016. The other outstanding issue is the determination of damages for Gilead’s ongoing infringement, which the judge will decide.  To allow the rest of the case advance to the appeal stage without delay, the judge has severed the issue of ongoing damages from the rest of the case.  Thus, that issue will be subject to a separate proceeding, the timing of which has yet to be determined.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

10.1
Amendment No.3 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated January 18, 2016. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2
Amendment #7 to the Research, Development and License Agreement among the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated March 4, 2016. Portions of this exhibit have been omitted and separately filed with the SEC.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	May 4, 2016

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 4, 2016