Form 10-Q/A
period 2015-09-30
IONIS PHARMACEUTICALS INC
filed 2016-06-10
CIK 874015

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report of Ionis Pharmaceuticals, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2015 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely to refile Exhibit 10.1—Strategic Collaboration Agreement dated as of July 31, 2015 between Ionis Pharmaceuticals, Inc. and AstraZeneca AB, and Exhibit 10.2—Amendment #6 to Research, Development and License Agreement dated September 2, 2015 between Ionis Pharmaceuticals, Inc., Glaxo Group Limited and Glaxosmithkline Intellectual Property Development Limited. In connection with the filing of this Form 10-Q/A and pursuant to the rules of the SEC, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

Part II – Other Information

ITEM 6.	EXHIBITS

a.	Exhibits

The exhibits listed in the Original Form 10-Q are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Form 10-Q/A is provided below.

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

Signatures	Title	Date

/s/ Stanley T. Crooke	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	June 10, 2016

/s/ Elizabeth L. Hougen	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	June 10, 2016