Form 10-Q
period 2016-06-30
IONIS PHARMACEUTICALS INC
filed 2016-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of voting common stock outstanding as of August 2, 2016 was 120,919,031.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,534	$128,797
Short-term investments	551,556	650,386
Contracts receivable	746	11,356
Inventories	7,668	6,899
Investment in Regulus Therapeutics Inc.	8,217	24,792
Other current assets	17,250	14,773
Total current assets	697,971	837,003
Property, plant and equipment, net	90,602	90,233
Patents, net	21,152	19,316
Deposits and other assets	1,384	1,348
Total assets	$811,109	$947,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,583	$28,355
Accrued compensation	7,441	16,065
Accrued liabilities	18,976	28,105
Current portion of long-term obligations	8,608	9,029
Current portion of deferred contract revenue	58,473	67,322
Total current liabilities	111,081	148,876
Long-term deferred contract revenue	112,436	134,306
1 percent convertible senior notes	350,800	339,847
2¾ percent convertible senior notes	50,873	49,523
Long-term obligations, less current portion	2,420	2,341
Long-term financing liability for leased facility	72,286	72,217
Total liabilities	699,896	747,110
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 120,852,720 and 120,351,480 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	121	120
Additional paid-in capital	1,352,589	1,309,107
Accumulated other comprehensive loss	(26,853)	(13,565)
Accumulated deficit	(1,214,644)	(1,094,872)
Total stockholders’ equity	111,213	200,790
Total liabilities and stockholders’ equity	$811,109	$947,900

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Research and development revenue under collaborative agreements	$22,455	$119,658	$57,670	$181,551
Licensing and royalty revenue	16,015	770	17,675	1,461
Total revenue	38,470	120,428	75,345	183,012

Expenses:
Research, development and patent expenses	77,573	68,007	158,536	132,454
General and administrative	9,824	7,775	20,386	15,241
Total operating expenses	87,397	75,782	178,922	147,695

Income (loss) from operations	(48,927)	44,646	(103,577)	35,317

Other income (expense):
Investment income	1,466	918	2,921	1,762
Interest expense	(9,625)	(9,127)	(19,115)	(18,148)

Income (loss) before income tax expense	(57,086)	36,437	(119,771)	18,931

Income tax benefit (expense)	231	(789)	(1)	—

Net income (loss)	$(56,855)	$35,648	$(119,772)	$18,931

Basic net income (loss) per share	$(0.47)	$0.30	$(0.99)	$0.16
Diluted net income (loss) per share	$(0.47)	$0.29	$(0.99)	$0.15
Shares used in computing basic net income (loss) per share	120,798	119,742	120,698	119,348
Shares used in computing diluted net income (loss) per share	120,798	127,779	120,698	124,061

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(56,855)	$35,648	$(119,772)	$18,931
Unrealized losses on securities, net of tax	(10,738)	(28,703)	(13,288)	(21,336)

Comprehensive income (loss)	$(67,593)	$6,945	$(133,060)	$(2,405)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(119,772)	$18,931
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,715	3,406
Amortization of patents	774	648
Amortization of licenses	1	937
Amortization of premium on investments, net	3,793	3,377
Amortization of debt issuance costs	601	555
Amortization of 2¾ percent convertible senior notes discount	1,254	1,146
Amortization of 1 percent convertible senior notes discount	10,455	9,672
Amortization of long-term financing liability for leased facility	3,345	3,327
Stock-based compensation expense	39,364	26,910
Non-cash losses related to patents, licensing and property, plant and equipment	464	166
Changes in operating assets and liabilities:
Contracts receivable	10,610	639
Inventories	(769)	(492)
Other current and long-term assets	(2,576)	(14,629)
Accounts payable	(12,436)	(8,197)
Accrued compensation	(8,624)	(4,387)
Deferred rent	101	167
Accrued liabilities	(9,133)	(6,698)
Deferred contract revenue	(30,719)	(13,097)
Net cash provided by (used in) operating activities	(109,552)	22,381

Investing activities:
Purchases of short-term investments	(81,814)	(240,570)
Proceeds from the sale of short-term investments	180,158	187,522
Purchases of property, plant and equipment	(3,263)	(3,940)
Acquisition of licenses and other assets, net	(2,195)	(1,749)
Net cash used in investing activities	92,886	(58,737)

Financing activities:
Proceeds from equity awards	4,120	18,035
Principal payments on debt and capital lease obligations	(3,717)	(5,190)
Net cash provided by financing activities	403	12,845

Net decrease in cash and cash equivalents	(16,263)	(23,511)
Cash and cash equivalents at beginning of period	128,797	142,998
Cash and cash equivalents at end of period	$112,534	$119,487

Supplemental disclosures of cash flow information:
Interest paid	$3,414	$3,377

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,662	$1,166

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the six months ended June 30, 2016 and 2015 on the same basis as the audited financial statements for the year ended December 31, 2015. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements we included the accounts of Ionis Pharmaceuticals, Inc. ("we", "us" or "our") and our wholly owned subsidiary, Akcea Therapeutics, Inc., which we incorporated in December 2014.

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

The following are the periods over which we are recognizing revenue for each of our units of accounting under our Bayer agreement:

•	We recognized the portion of the consideration attributed to the IONIS-FXIRx license immediately because we delivered the license and earned the revenue;
•	We are recognizing the amount attributed to the ongoing development services for IONIS-FXIRx over the period of time we are performing the services; and
•	We will recognize the amount attributed to the API supply when we deliver it to Bayer. During the six months ended June 30, 2016, we recognized $3.2 million related to a portion of the API we delivered to Bayer during the first half of 2016.

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same customer. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, in 2012 and 2013, we entered into four collaboration agreements with Biogen:

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

Under our collaboration agreement, in July 2016, Biogen exercised its option to license nusinersen. Our other three collaboration agreements with Biogen give Biogen the option to license one or more drugs resulting from the specific collaboration. Similar to our collaboration agreement for nusinersen, if Biogen exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen achieves pre-specified regulatory milestones, and royalties on any product sales from any drugs resulting from these collaborations.

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

Milestone payments

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and/ or commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

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

Licensing and royalty revenue

We often enter into agreements to license and sell our proprietary patent rights on an exclusive or non-exclusive basis in exchange for upfront fees, milestone payments and/or royalties. We generally recognize as revenue immediately those payments for which we have no significant future performance obligations and for which we are reasonably assured of collecting the resulting receivable.

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

We have equity investments in privately and publicly held biotechnology companies that we have received as part of a technology license or collaboration agreement. At June 30, 2016, we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). We account for equity investments in privately held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. At June 30, 2016, we held two cost method investments in Atlantic Pharmaceuticals Limited and Kastle. Realization of our equity position in these companies is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the six months ended June 30, 2016 and 2015. Total inventory was $7.7 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively.

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

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We recorded charges primarily related to the write-down of intangible assets of $0.1 million for the three months ended June 30, 2016 and 2015, and $0.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2016 we incurred a net loss, therefore we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share for the three and six months ended June 30, 2016:

•	Dilutive stock options;
•	Unvested restricted stock units;
•	Employee Stock Purchase Plan, or ESPP;
•	2¾ percent convertible senior notes; and
•	1 percent convertible senior notes.

For the three and six months ended June 30, 2015, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three and six months ended June 30, 2015 consisted of the following (in thousands except per share amounts):

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

Accumulated other comprehensive income (loss)

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance accumulated other comprehensive income (loss)	$(16,115)	$47,114	$(13,565)	$39,747
Unrealized losses on securities, net of tax (1)	(10,738)	(28,703)	(13,288)	(21,336)
Net current period other comprehensive loss	(10,738)	(28,703)	(13,288)	(21,336)
Ending balance accumulated other comprehensive income (loss)	$(26,853)	$18,411	$(26,853)	$18,411

(1)	Other comprehensive income (loss) for the three months ended June 30, 2015 included income tax benefit of $5.1 million. There was no tax expense or benefit for the three and six months ended June 30, 2016 and the six months ended June 30, 2015.

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

At January 1, 2016, we adopted the amended accounting guidance to simplify the presentation of debt issuance costs. As a result of this amended guidance, we reclassed our debt issuance costs in all periods presented from other assets to the carrying amount of the related debt liability on our consolidated balance sheet. We are amortizing our debt issuance costs and debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2016 and 2015, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.5%	1.5%
Dividend yield	0.0%	0.0%
Volatility	58.4%	53.6%
Expected life	4.5 years	4.5 years

ESPP:
	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	0.5%	0.1%
Dividend yield	0.0%	0.0%
Volatility	69.4%	56.2%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2016 was $43.79 per share.

We did not grant stock options or RSUs to our Board of Directors during the six months ended June 30, 2016 and 2015.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands).  Our consolidated non-cash stock-based compensation expense includes $3.1 million and $1.0 million of stock-based compensation expense for Akcea employees for the three months ended June 30, 2016 and 2015, respectively, and $6.3 million and $1.5 million of stock-based compensation expense for Akcea employees for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research, development and patent expenses	$14,492	$10,465	$29,262	$20,951
General and administrative	4,768	3,140	10,102	5,959
Total non-cash stock-based compensation expense	$19,260	$13,605	$39,364	$26,910

The amount of non-cash stock-based compensation expense we recognized in the first half of 2016 has increased compared to the same period in 2015 because the average fair value of unvested stock options has risen due to the increase in the exercise price of the stock options we have granted over the past several years. As of June 30, 2016, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $75.0 million and $20.8 million, respectively. We will adjust total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 1.6 years, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as originally issued is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. In July 2015, the FASB issued updated accounting guidance to allow for an optional one year deferral from the original effective date. As a result, we will adopt this guidance beginning on January 1, 2018. The guidance allows us to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening accumulated deficit balance. We are currently determining the adoption method and the effects the adoption will have on our consolidated financial statements and disclosures.

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

In January 2016, the FASB issued amended accounting guidance related to the recognition, measurement, presentation, and disclosure of certain financial instruments. The amended guidance requires us to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for us to recognize the changes in fair value in our net income (loss), instead of recognizing unrealized gains and losses through accumulated other comprehensive income, as we currently do under the existing guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions we use to estimate fair value. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2017. We will adopt this guidance on January 1, 2018 and we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently determining the effects the adoption will have on our consolidated financial statements and disclosures.

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

In March 2016, the FASB issued amended guidance to simplify certain aspects of share-based payment accounting. The amended share-based payment standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted in any interim or annual period. We will adopt this guidance on January 1, 2017. We are currently assessing the adoption methods as well as the effects this amended guidance will have on our consolidated financial statements and disclosures. The following are the main aspects of the updated guidance that will impact us:

•	Recognition of excess tax benefits and tax deficiencies: The amended guidance requires us to recognize excess tax benefits and tax deficiencies as income tax expense or benefit in our statement of operations on a prospective basis.

•	Classification of certain share-based payment activities on our statement of cash flows: The amended guidance requires us to classify the following items on our statement of cash flows as follows:
•	We will classify excess tax benefits as an operating activity. We may adopt this update either prospectively in the period of adoption or adjust our cash flow statement for each period we present.
•	We will classify amounts we withhold in shares for the payment of employee taxes as a financing activity. For this update, we must adjust our cash flow statement for each period we present.

•	Accounting for forfeitures: The amended guidance allows us to choose to account for forfeitures when they occur or continue to estimate them. If we adopt this change and begin accounting for forfeitures when they occur, we must adopt it using a modified retrospective approach, which requires us to reflect an adjustment on our consolidated balance sheet through a cumulative-effect adjustment to our stockholders’ equity at the beginning of the period of adoption.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the lifetime expected credit loss, which represents the portion of the amortized cost basis we do not expect to collect. This change will result in us remeasuring our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt  the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

3.	Investments

As of June 30, 2016, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2016:

One year or less	55%
After one year but within two years	32%
After two years but within three and a half years	13%
Total	100%

As illustrated above, at June 30, 2016, 87 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At June 30, 2016, we had an ownership interest of less than 20 percent in two private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited and Kastle and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
June 30, 2016	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$179,005	$52	$(82)	$178,975
Debt securities issued by U.S. government agencies	44,765	15	—	44,780
Debt securities issued by the U.S. Treasury	13,063	11	—	13,074
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	88,043	12	(92)	87,963
Total securities with a maturity of one year or less	324,876	90	(174)	324,792
Corporate debt securities	191,442	945	(165)	192,222
Debt securities issued by U.S. government agencies	31,950	5	(1)	31,954
Debt securities issued by the U.S. Treasury	8,983	14	—	8,997
Debt securities issued by states of the U.S. and political subdivisions of the states	29,682	78	(26)	29,734
Total securities with a maturity of more than one year	262,057	1,042	(192)	262,907
Total available-for-sale securities	$586,933	$1,132	$(366)	$587,699
Equity securities:
Regulus Therapeutics Inc.	$7,162	$1,888	$(833)	$8,217
Total equity securities	$7,162	$1,888	$(833)	$8,217
Total available-for-sale and equity securities	$594,095	$3,020	$(1,199)	$595,916

		Gross Unrealized
December 31, 2015	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$181,670	$5	$(250)	$181,425
Debt securities issued by U.S. government agencies	50,559	1	(19)	50,541
Debt securities issued by the U.S. Treasury	2,604	—	(3)	2,601
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	79,414	18	(88)	79,344
Total securities with a maturity of one year or less	314,247	24	(360)	313,911
Corporate debt securities	258,703	3	(1,705)	257,001
Debt securities issued by U.S. government agencies	38,956	—	(244)	38,712
Debt securities issued by states of the U.S. and political subdivisions of the states	48,552	3	(243)	48,312
Total securities with a maturity of more than one year	346,211	6	(2,192)	344,025
Total available-for-sale securities	$660,458	$30	$(2,552)	$657,936
Equity securities:
Regulus Therapeutics Inc.	$7,162	$17,630	$—	$24,792
Total equity securities	$7,162	$17,630	$—	$24,792
Total available-for-sale and equity securities	$667,620	$17,660	$(2,552)	$682,728

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at June 30, 2016 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	103	$96,050	$(65)	$43,526	$(182)	$139,576	$(247)
Debt securities issued by U.S. government agencies	2	4,999	(1)	—	—	4,999	(1)
Debt securities issued by states of the U.S. and political subdivisions of the states	89	42,285	(42)	18,897	(76)	61,182	(118)
Regulus Therapeutics Inc.	1	2,168	(833)	—	—	2,168	(833)
Total temporarily impaired securities	195	$145,502	$(941)	$62,423	$(258)	$207,925	$(1,199)

We believe that the decline in value of these securities is temporary and for our debt securities is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore we anticipate full recovery of our debt securities’ amortized cost basis at maturity. A portion of our equity investment in Regulus declined below our cost basis during the latter part of June 2016. We believe that the decline is temporary and we have the intent and ability to continue to hold this investment to allow for its recovery in market value.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the six months ended June 30, 2016, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

We measure the following major security types at fair value on a recurring basis. The following summary breaks down the fair-value hierarchy that we valued each security with at June 30, 2016 and December 31, 2015 (in thousands):

	At June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$68,737	$68,737	$—
Corporate debt securities (2)	371,197	—	371,197
Debt securities issued by U.S. government agencies (3)	76,734	—	76,734
Debt securities issued by the U.S. Treasury (2)	22,071	22,071	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	117,697	—	117,697
Investment in Regulus Therapeutics Inc.	8,217	8,217	—
Total	$664,653	$99,025	$565,628

	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$88,902	$88,902	$—
Corporate debt securities (2)	438,426	—	438,426
Debt securities issued by U.S. government agencies (2)	89,253	—	89,253
Debt securities issued by the U.S. Treasury (2)	2,601	2,601	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	127,656	—	127,656
Investment in Regulus Therapeutics Inc.	24,792	24,792	—
Total	$771,630	$116,295	$655,335

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)	At June 30, 2016, $16.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(4)	At June 30, 2016 and December 31, 2015, $20.1 million and $7.5 million, respectively, were included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

We did not have investments that were valued with significant unobservable inputs, or Level 3 investments, at June 30, 2016 and December 31, 2015.

Other Fair Value Disclosures

Our 1 percent and 2¾ percent notes had a fair value of $350.6 million and $89.8 million, respectively, at June 30, 2016. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of June 30, 2016 we had $8.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. As of June 30, 2016, our outstanding borrowings under this credit facility were at a weighted average interest rate of 1.72 percent.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

6. Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first half of 2016 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Nusinersen

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize nusinersen for the treatment of SMA. Recently we announced that nusinersen met the primary endpoint pre-specified for the interim analysis of ENDEAR, our Phase 3 trial evaluating nusinersen in infantile-onset (consistent with Type 1) SMA. The analysis found that infants receiving nusinersen experienced a statistically significant improvement in the achievement of motor milestones compared to those who did not receive treatment. Nusinersen demonstrated an acceptable safety profile in the trial. As a result of these findings, Biogen exercised its option to develop and commercialize nusinersen globally and paid us a $75 million license fee in July 2016. Based on the results of the pre-specified interim analysis, the ENDEAR study will be stopped and participants will be able to transition into the SHINE open-label study in which all patients receive nusinersen. Additionally, participants enrolled in the sham-controlled arm of EMBRACE, a Phase 2 study which also included infantile-onset patients, will have the opportunity to receive nusinersen. The other studies in the nusinersen program, including CHERISH (later-onset consistent with Type 2) and NURTURE (pre-symptomatic infants), will continue as planned in order to collect the data to demonstrate the safety and efficacy of nusinersen in these populations. Biogen is now responsible for all nusinersen development, regulatory and commercialization activities and costs. We will complete the Phase 3 studies and work with Biogen on regulatory filings. We will also work together to transition the clinical programs for nusinersen that we are conducting to Biogen. We and Biogen are well along in preparing the U.S. and E.U. regulatory dossiers, and Biogen plans to file marketing applications in the U.S. and E.U. in the next few months, with other countries to follow.

Under the terms of the agreement, we received an upfront payment of $29 million, which we are amortizing through February 2017. Over the term of the collaboration, we are eligible to receive up to an additional $346 million in a license fee and payments, including up to $121 million in substantive milestone and other payments associated with the clinical development of nusinersen prior to licensing and up to $150 million in substantive milestone payments if Biogen achieves pre-specified regulatory milestones. We are also eligible to receive tiered royalties up to the mid-teens on any sales of nusinersen. We have exclusively in-licensed patents related to nusinersen from Cold Spring Harbor Laboratory and the University of Massachusetts. We will pay Cold Spring Harbor Laboratory and the University of Massachusetts nominal amounts when we receive sublicense revenue and milestone payments and a low single digit royalty on sales of nusinersen.

From inception through June 2016, we have received more than $160 million in payments for advancing nusinersen. In the first half of 2016, we earned $11.5 million in milestone payments for advancing nusinersen. In July 2016 we received $75 million from Biogen when Biogen licensed nusinersen, which is not included in our second quarter revenue and cash amounts. We will earn the next milestone payment of up to $60 million if Biogen receives regulatory approval for nusinersen.

Neurology

In December 2012, we and Biogen entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to up to three targets to treat neurological or neuromuscular diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. We are currently advancing IONIS-BIIB4Rx under this collaboration. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to an additional $259 million in a license fee and substantive milestone payments per program. We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any drugs resulting from each of the three programs. From inception through June 2016, we have received $43 million in payments under this collaboration. In February 2016, we earned a $3 million milestone payment for further advancing IONIS-BIIB4Rx. We will earn the next milestone payment of up to $10 million for the continued development of IONIS-BIIB4Rx.

During the three and six months ended June 30, 2016, we earned revenue of $9.4 million and $30.7 million, respectively from our relationship with Biogen. This revenue represented 25 percent and 41 percent of our total revenue for the three and six months ended June 30, 2016, respectively. In comparison, we earned revenue of $17.8 million and $57.0 million for the same periods in 2015, respectively, which represented 15 percent and 31 percent of our total revenue for those periods, respectively. Our condensed consolidated balance sheet at June 30, 2016 included deferred revenue of $79.4 million related to our relationship with Biogen.

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

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for IONIS-TTRRx. We are currently evaluating IONIS-TTRRx in a Phase 3 development program. We have completed enrollment in the Phase 3 study in patients with FAP. From inception through June 2016, we have earned $60 million from GSK related to the development of IONIS-TTRRx, primarily in milestone payments. In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should IONIS-TTRRx receive marketing authorization and meet pre-agreed sales targets.

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

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.0 billion, including up to $168.5 million for the achievement of development milestones, up to $363.5 million for the achievement of regulatory milestones and up to $338 million for the achievement of commercialization milestones. Through June 2016, we have received more than $154 million in payments under this alliance with GSK. In the first quarter of 2016, we earned a $1.5 million milestone payment when GSK initiated a Phase 1 study of IONIS-HBV-LRx. We will earn the next milestone payment of up to $1.5 million if we further advance a program under this collaboration. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

During the three and six months ended June 30, 2016, we earned revenue of $2.0 million, and $7.0 million, respectively, from our relationship with GSK, which represented five percent and nine percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $4.3 million and $20.8 million for the same periods in 2015, respectively, which represented four percent and 11 percent of our total revenue for those periods, respectively. Our condensed consolidated balance sheet at June 30, 2016 included deferred revenue of $3.9 million related to our relationship with GSK.

Janssen Biotech, Inc., a pharmaceutical company of Johnson & Johnson

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the gastrointestinal tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in upfront payments, which we are amortizing through December 2018. We are eligible to receive an additional up to nearly $800 million in license fees and substantive milestone payments for these programs, including up to $175 million for the achievement of development milestones, up to $420 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the near teens on sales from any drugs resulting from this collaboration.

From inception through June 2016, we received nearly $37 million in payments under this collaboration with Janssen, not including the $10 million license fee we earned in July 2016 when Janssen licensed IONIS-JBI1-2.5Rx from us. We will earn the next milestone payment of $5 million if Janssen chooses another target to advance under this collaboration.

Kastle Therapeutics

In May 2016, we entered into an agreement with Kastle under which Kastle acquired the global rights to develop and commercialize Kynamro.  Kynamro is approved in the United States for use in patients with homozygous familial hypercholesterolemia to reduce low density lipoprotein-cholesterol, apolipoprotein B, total cholesterol and non-high density lipoprotein-cholesterol as an adjunct to lipid lowering medications and diet. Under the terms of the agreement, we are eligible to receive up to $95 million, which includes the $15 million up-front payment we received in May 2016, a $10 million payment in May 2019 and up to $70 million in sales milestones. Beginning in 2017, we are eligible to earn tiered royalties on global sales of Kynamro that average in the mid to low teens.  In addition, we also received a 10 percent common equity position in Kastle. Because realization of our equity position is uncertain, we recorded a full valuation allowance. Sanofi Genzyme will earn a three percent royalty on sales of Kynamro and three percent of non-royalty cash payments we receive from Kastle.

During the three and six months ended June 30, 2016, we earned revenue of $15 million from our relationship with Kastle, which represented 39 percent and 20 percent of our total revenue for those periods, respectively.

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

The following table shows our segment revenue and loss from operations for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands), respectively.

Three Months Ended June 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$22,455	$—	$—	$22,455
Licensing and royalty	16,015	—	—	16,015
Total segment revenue	$38,470	$—	—	$38,470
Loss from operations	$(34,152)	$(14,805)	$30	$(48,927)

Three Months Ended June 30, 2015	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$119,658	$—	$—	$119,658
Licensing and royalty	770	—	—	770
Total segment revenue	$120,428	$—	—	$120,428
Income (loss) from operations	$53,535	$(8,919)	$30	$44,646

Six Months Ended June 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$57,670	$—	$—	$57,670
Licensing and royalty	17,675	—	—	17,675
Total segment revenue	$75,345	$—	$—	$75,345
Loss from operations	$(72,790)	$(30,847)	$60	$(103,577)

Six Months Ended June 30, 2015	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$181,551	$—	$—	$181,551
Licensing and royalty	1,461	—	—	1,461
Total segment revenue	$183,012	$—	$—	$183,012
Income (loss) from operations	$51,210	$(15,953)	$60	$35,317

The following table shows our total assets by segment at June 30, 2016 and December 31, 2015 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
June 30, 2016	$883,519	$63,728	$(136,138)	$811,109
December 31, 2015	$995,852	$66,306	$(114,258)	$947,900

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Partner A	39%	0%	20%	0%
Partner B	25%	15%	41%	31%
Partner C	10%	76%	7%	50%
Partner D	5%	4%	9%	11%

Contracts receivables from one and two significant partner(s) comprised approximately 94 percent and 99 percent of our contracts receivables at June 30, 2016 and December 31, 2015, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the business of Akcea Therapeutics, Inc., a subsidiary of Ionis Pharmaceuticals, and the therapeutic and commercial potential of our technologies and products in development, including nusinersen, IONIS-TTRRx and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in additional detail in our annual report on Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 32 of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

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

Recently we announced that nusinersen, our Phase 3 drug for infants and children with SMA, met the primary endpoint pre-specified for the interim analysis of ENDEAR, our Phase 3 trial evaluating nusinersen in infantile-onset (consistent with Type 1) SMA. The analysis found that infants receiving nusinersen experienced a statistically significant improvement in the achievement of motor milestones compared to those who did not receive treatment. Nusinersen demonstrated an acceptable safety profile in the trial. As a result of these findings, Biogen exercised its option to develop and commercialize nusinersen globally and paid us a $75 million license fee in July 2016. Based on the results of the pre-specified interim analysis, the ENDEAR study will be stopped and participants will be able to transition into the SHINE open-label study in which all patients receive nusinersen. Additionally, participants enrolled in the sham-controlled arm of EMBRACE, a Phase 2 study which also included infantile-onset patients, will have the opportunity to receive nusinersen. The other studies in the nusinersen program, including CHERISH (later-onset consistent with Type 2) and NURTURE (pre-symptomatic infants), will continue as planned in order to collect the data to demonstrate the safety and efficacy of nusinersen in these populations. Biogen is now responsible for all nusinersen development, regulatory and commercialization activities and costs. We will complete the Phase 3 studies and work with Biogen on regulatory filings. We will also work together to transition the clinical programs for nusinersen that we are conducting to Biogen. We and Biogen are well along in preparing the U.S. and E.U. regulatory dossiers, and Biogen plans to file marketing applications in the U.S. and E.U. in the next few months, with other countries to follow.

We have also discovered and are developing two other potentially transformational drugs IONIS-TTRRx and volanesorsen, which we believe are close to commercialization. We designed both these drugs to treat patients with orphan diseases who have limited or no therapeutic options. We are developing these two drugs for three different patient populations and we have completed target enrollment in two of the Phase 3 studies for these drugs. We plan to have data from each of these studies in the first half of 2017. We designed IONIS-TTRRx to treat patients with transthyretin amyloidosis, or TTR amyloidosis, a fatal disease in which patients experience progressive buildup of amyloid plaque deposits in tissues throughout the body, including peripheral nerves, heart, intestinal tract, kidney and bladder. We designed volanesorsen to treat patients with diseases associated with extremely high levels of triglycerides, including two rare genetic lipid disorders, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. We anticipate that the data from our pivotal Phase 3 studies of these drugs, if positive, will support global regulatory filings for each drug. We believe that the significant unmet medical need and the severity of these diseases could warrant a rapid path to market. GSK, our partner for IONIS-TTRRx, is already preparing to commercialize IONIS-TTRRx. Our wholly owned subsidiary, Akcea Therapeutics Inc., or Akcea, is preparing to commercialize volanesorsen. Both of these companies are engaging in pre-commercialization activities to understand the patient journey, build disease awareness with physicians and patients and develop their launch plans.

IONIS-TTRRx is potentially a first-in-class and best-in-class drug for the treatment of all forms of transthyretin, or TTR, amyloidosis. It is one drug, given as one subcutaneous injection, once a week. We are evaluating IONIS-TTRRx in an ongoing Phase 3 study, NEURO-TTR, in patients with TTR familial amyloid polyneuropathy, or FAP, and more than half of these patients also have TTR amyloid cardiomyopathy. As part of our Phase 3 study, we are evaluating cardiomyopathy in this subset of patients by cardiac imaging and biomarkers which will provide data on cardiovascular endpoints. Together these forms of TTR amyloidosis represent a large potential market for IONIS-TTRRx.

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

Through our partnerships, we have created a broad and sustaining base of potential license fees, upfront payments, milestone payments, royalties, and earn out payments while controlling our drug development expenses. We have the potential to earn significant revenue from all of our partnerships. Since 2007, we have received nearly $1.8 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn more than $11.5 billion in future milestone payments and licensing fees from our current partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out or royalty arrangements.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$38,470	$120,428	$75,345	$183,012
Total operating expenses	$87,397	$75,782	$178,922	$147,695
Income (loss) from operations	$(48,927)	$44,646	$(103,577)	$35,317
Net income (loss)	$(56,855)	$35,648	$(119,772)	$18,931

We finished the first half of 2016 in a strong financial position with results in line with our expectations. For the first half of 2016 we earned $75.3 million of revenue, including more than $15 million in milestone payments, the majority of which were related to the progression of our Phase 3 program for nusinersen, and $15 million from Kastle. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners.

Consistent with the guidance we have provided, we expect our revenue to be significantly higher in the second half of this year. We are well on our way to achieving our second half projections with the revenue we have already earned in the third quarter from nusinersen and Janssen license fees, which total $85 million. As our partnered programs continue to advance, we have the opportunity to earn additional revenue from milestone payments.

A substantial portion of our development expenses are from our continued Phase 3 programs for nusinersen, IONIS-TTRRx and volanesorsen. We are currently conducting five Phase 3 studies and three open-label extension studies for these drugs, of which four of the Phase 3 studies have completed target enrollment. As a result, these Phase 3 studies are now in their most expensive development stage. Our operating expenses for the first half of 2016 were in line with our expectations. As our Phase 3 programs continue to progress in the second half of 2016, we expect the costs associated with these programs to continue to increase modestly. Akcea’s operating expenses also increased as it continued to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple years and as these activities continue, we expect our expenses in the second half of this year to be modestly higher compared to the first half of 2016. Additionally, our non-cash compensation expense increased due to an increase in the exercise price of the stock options we have granted over the past several years.

Recent Events

Our Corporate and Drug Development Highlights (Q2 2016 and subsequent activities)

●	We reported positive data from an interim analysis of the ENDEAR Phase 3 study in infant-onset SMA. Biogen paid us a $75 million license fee and plans to file marketing applications in the U.S. and E.U. in the next few months, with other countries to follow.
●	We and Dr. Merrill Benson reported positive data from the IONIS-TTRRx program at the International Symposium on Amyloidosis, or ISA, meeting. In line with previously reported data from his investigator-initiated study, Dr. Benson observed continued evidence of cardiac disease stabilization in eight TTR cardiomyopathy patients treated for 12 months with IONIS-TTRRx.

●	We published a paper in Nature Biotechnology on the novel mechanism of action for antisense drugs that significantly expands therapeutic opportunities for the technology.
●	We added to our pipeline our first oral antisense drug acting locally in the GI tract for which we earned a $10 million license fee from Janssen.
●	We reported positive results from studies in normal volunteers with IONIS-ANGPTL3-LRx and IONIS-GSK4-LRx that demonstrated these drugs had similar potency to IONIS-APO(a)-LRx, confirming the high potency of the LICA platform.
●	We reported positive interim data from a Phase 2 dose-optimization study of IONIS-GCGRRx in patients with type 2 diabetes demonstrating that doses of 75 mg and 50 mg could produce reductions in HbA1c of greater than two percent and one percent, respectively, with minimal to no effects on liver enzyme elevations.
●	We reported positive data from a Phase 2 study of IONIS-AR-2.5Rx in patients with prostate cancer showing durable prostate-specific antigen (PSA) responses with prolonged stable disease in heavily pre-treated castrate-resistance prostate cancer patients.
●	Ionis and MD Anderson Cancer Center formed a strategic alliance to advance novel cancer therapies.
●	Akcea Therapeutics completed enrollment of the Phase 3 COMPASS trial, a study designed to support volanesorsen regulatory filings that is evaluating the effects of volanesorsen on triglyceride lowering in patients with triglycerides greater than 500 mg/dL.
●	We sold the global rights to develop and commercialize Kynamro to Kastle Therapeutics and earned a $15 million upfront payment.
●	We reported data from our ongoing open-label Phase 2 study of nusinersen in infantile-onset SMA patients at the 2016 AAN meeting as well as the latest progress on multiple new antisense drugs designed to treat neurological diseases.

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require us to:

•	Assess the propriety of revenue recognition and associated deferred revenue;
•	Determine the proper valuation of investments in marketable securities and other equity investments;
•	Determine the appropriate cost estimates for unbilled preclinical studies and clinical development activities; and
•	Estimate our net deferred income tax asset valuation allowance.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2016 was $38.5 million and $75.3 million, compared to $120.4 million and $183.0 million for the same periods in 2015. See below for our discussion of the changes in our revenue.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. For example in the third quarter of 2016 we earned a $75 million license fee from Biogen for nusinersen and a $10 million license fee from Janssen for the first development candidate under our collaboration. In the second quarter of 2015 we earned $91.2 million from Bayer related to its license of IONIS-FXIRx.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2016 was $22.5 million and $57.7 million, respectively, compared to $119.7 million and $181.6 million for the same periods in 2015. The change in our revenue is primarily due to variations in the timing of revenue from license and milestone payments. Our revenue for the first half of 2016 primarily consisted of the following:

•	$14.5 million from Biogen for advancing the Phase 3 program for nusinersen and advancing IONIS-BIIB4Rx;
•	$1.5 million from GSK when GSK initiated the Phase 1 study for IONIS-HBV-LRx; and
•	$41.7 million primarily from the amortization of upfront fees and manufacturing services we performed for our partners.

Our revenue in the first half of 2015 included $91.2 million in connection with our exclusive license agreement with Bayer, $56.8 million in milestone payments from partnered programs and $33.6 million primarily from the amortization of upfront fees and manufacturing services we performed for our partners.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and six months ended June 30, 2016 was $16.0 million and $17.7 million, respectively, compared to $0.8 million and $1.5 million for the same periods in 2015. Our revenue from licensing and royalties for the three and six months ended June 30, 2016 primarily consisted of the $15 million we earned from Kastle when it acquired the global rights to develop and commercialize Kynamro.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2016 were $87.4 million and $178.9 million, respectively, and increased compared to $75.8 million and $147.7 million for the same periods in 2015 as a result of the following:

•	We are currently conducting five Phase 3 studies and three open-label extension studies for our Phase 3 drugs: nusinersen, IONIS-TTRRx and volanesorsen, of which four of the Phase 3 studies have completed target enrollment. As a result, these Phase 3 studies are now in their most expensive stage.
•	Akcea operating expenses increased as it continued to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple of years.
•	Our non-cash compensation expense increased due to an increase in the exercise price of the stock options we have granted over the past several years.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$56,439	$54,241	$115,037	$106,403
Akcea Therapeutics	11,728	7,966	24,581	14,442
Elimination of intercompany activity	(30)	(30)	(60)	(60)
Subtotal	68,137	62,177	139,558	120,785
Non-cash compensation expense related to equity awards	19,260	13,605	39,364	26,910
Total operating expenses	$87,397	$75,782	$178,922	$147,695

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research, development and patent expenses	$63,081	$57,542	$129,274	$111,503
Non-cash compensation expense related to equity awards	14,492	10,465	29,262	20,951
Total research, development and patent expenses	$77,573	$68,007	$158,536	$132,454

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$53,478	$50,576	$108,747	$98,865
Akcea Therapeutics	9,633	6,996	20,587	12,698
Elimination of intercompany activity	(30)	(30)	(60)	(60)
Subtotal	63,081	57,542	129,274	111,503
Non-cash compensation expense related to equity awards	14,492	10,465	29,262	20,951
Total research, development and patent expenses	$77,573	$68,007	$158,536	$132,454

For the three and six months ended June 30, 2016, our total research, development and patent expenses were $63.1 million and $129.3 million, respectively, compared to $57.5 million and $111.5 million for the same periods in 2015, and were higher primarily due to the progression of our drugs currently in Phase 3 trials. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Antisense drug discovery expenses	$11,408	$10,654	$23,006	$21,314
Non-cash compensation expense related to equity awards	3,549	2,935	7,046	5,854
Total antisense drug discovery expenses	$14,957	$13,589	$30,052	$27,168

Antisense drug discovery expenses for the three and six months ended June 30, 2016 were $11.4 million and $23.0 million, respectively, and, as expected were slightly higher, compared to $10.7 million and $21.3 million for the same periods in 2015. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Nusinersen	$9,246	$6,211	$18,649	$12,331
Volanesorsen	4,552	3,816	9,966	6,187
IONIS-TTRRx	5,028	4,380	9,515	7,612
Other antisense development projects	9,501	11,397	19,414	21,787
Development personnel and overhead expenses	9,786	8,429	20,139	17,101
Total antisense drug development, excluding non-cash compensation expense related to equity awards	38,113	34,233	77,683	65,018
Non-cash compensation expense related to equity awards	5,925	3,657	12,012	7,371
Total antisense drug development expenses	$44,038	$37,890	$89,695	$72,389

Antisense drug development expenses were $38.1 million and $77.7 million for the three months ended June 30, 2016, respectively, compared to $34.2 million and $65.0 million for the same periods in 2015. Expenses for the three and six months ended June 30, 2016 were higher compared to the same periods in 2015 primarily due to the progression of our drugs currently in Phase 3 trials. We have completed target enrollment in four of our Phase 3 studies. As a result, these Phase 3 studies are now in their most expensive development stage. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$29,349	$27,584	$58,605	$53,198
Akcea Therapeutics	8,764	6,649	19,078	11,820
Non-cash compensation expense related to equity awards	5,925	3,657	12,012	7,371
Total antisense drug development expenses	$44,038	$37,890	$89,695	$72,389

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Manufacturing and operations expenses	$7,233	$6,350	$15,228	$11,983
Non-cash compensation expense related to equity awards	1,584	1,172	3,186	2,344
Total manufacturing and operations expenses	$8,817	$7,522	$18,414	$14,327

Manufacturing and operations expenses were $7.2 million and $15.2 million for the three and six months ended June 30, 2016, respectively, and increased compared to $6.4 million and $12.0 million for the same periods in 2015. The increase in manufacturing and operations expenses was primarily related to the manufacturing activities needed to support the increase in our drug development activities. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$6,750	$6,180	$14,439	$11,441
Akcea Therapeutics	483	170	789	542
Subtotal	7,233	6,350	15,228	11,983
Non-cash compensation expense related to equity awards	1,584	1,172	3,186	2,344
Total manufacturing and operations expenses	$8,817	$7,522	$18,414	$14,327

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Personnel costs	$2,509	$2,387	$5,383	$5,062
Occupancy	1,875	1,887	3,727	3,720
Patent expenses	494	466	1,253	1,064
Depreciation and amortization	58	549	115	1,092
Insurance	339	326	678	638
Other	1,052	690	2,201	1,612
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	6,327	6,305	13,357	13,188
Non-cash compensation expense related to equity awards	3,434	2,701	7,018	5,382
Total R&D support expenses	$9,761	$9,006	$20,375	$18,570

R&D support expenses, excluding non-cash compensation expense related to equity awards, were essentially flat for all the periods presented above.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$5,971	$6,158	$12,697	$12,912
Akcea Therapeutics	386	177	720	336
Elimination of intercompany activity	(30)	(30)	(60)	(60)
Subtotal	6,327	6,305	13,357	13,188
Non-cash compensation expense related to equity awards	3,434	2,701	7,018	5,382
Total R&D support expenses	$9,761	$9,006	$20,375	$18,570

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative expenses	$5,056	$4,635	$10,284	$9,282
Non-cash compensation expense related to equity awards	4,768	3,140	10,102	5,959
Total general and administrative expenses	$9,824	$7,775	$20,386	$15,241

General and administrative expenses were $5.1 million and $10.3 million for the three and six months ended June 30, 2016, respectively, and increased slightly compared to $4.6 million and $9.3 million for the same periods in 2015 primarily due to the continued build out of Akcea. Expenses for Akcea will increase as it continues to build the commercial infrastructure and advance the pre-commercialization activities necessary for the commercial launch of volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ionis Core	$2,961	$3,665	$6,290	$7,538
Akcea Therapeutics	2,095	970	3,994	1,744
Non-cash compensation expense related to equity awards	4,768	3,140	10,102	5,959
Total general and administrative expenses	$9,824	$7,775	$20,386	$15,241

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$9,633	$6,996	$20,587	$12,698
General and administrative expenses	2,095	970	3,994	1,744
Total operating expenses, excluding non-cash compensation expense related to equity awards	11,728	7,966	24,581	14,442
Non-cash compensation expense related to equity awards	3,077	953	6,266	1,511
Total Akcea Therapeutics operating expenses	$14,805	$8,919	$30,847	$15,953

Expenses for Akcea were $11.7 million and $24.6 million for the three and six months ended June 30, 2016, respectively, and increased compared to $8.0 million and $14.4 million for the same periods in 2015. The increase in expenses was primarily due to Akcea’s Phase 3 program for volanesorsen, which continued to advance, and the progression of its other drugs, including IONIS-APO(a)-LRx and IONIS-ANGPTL3-LRx. In 2016, we began charging Akcea for Ionis’ internal development costs associated with the ongoing work we are performing for Akcea's drugs. For each period presented, we allocated a portion of Ionis' R&D support expenses, which are included in Research and development expenses in the table above, to Akcea for work we performed on behalf of Akcea.

Akcea has also incurred additional general and administrative costs as it continued to build the commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple of years. We expect that these costs will continue to increase during the remainder of 2016. For each period presented, we allocated a portion of Ionis' general and administrative expenses, which are included in general and administrative expenses in the table above, to Akcea for work we performed on Akcea’s behalf.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and six months ended June 30, 2016 was $1.5 million and $2.9 million, respectively, compared to $0.9 million and $1.8 million for the same periods in 2015. The increase in investment income was primarily due to an  improvement in the market conditions during 2016 compared to 2015.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2¾ percent notes:
Non-cash amortization of the debt discount and debt issuance costs	$683	$626	$1,350	$1,237
Interest expense payable in cash	421	421	842	842
1 percent notes:
Non-cash amortization of the debt discount and debt issuance costs	5,535	5,118	10,960	10,136
Interest expense payable in cash	1,250	1,249	2,500	2,499
Non-cash interest expense for long-term financing liability	1,673	1,665	3,345	3,327
Other	63	48	118	107
Total interest expense	$9,625	$9,127	$19,115	$18,148

Interest expense for the three and six months ended June 30, 2016 was $9.6 million and $19.1 million, respectively, compared to $9.1 million and $18.1 million for the same periods in 2015.

Net Income (Loss) and Net Income (Loss) per Share

Net loss for the three and six months ended June 30, 2016 was $56.9 million and $119.8 million, respectively, compared to net income of $35.6 million and $18.9 million for the same periods in 2015. Basic and diluted net loss per share for the three and six months ended June 30, 2016 was $0.47 and $0.99, respectively. Basic net income per share for the three and six months ended June 30, 2015 was $0.30 and $0.16, respectively. Diluted net income per share for the three and six months ended June 30, 2015 was $0.29 and $0.15, respectively. We had net income in the first half of 2015 primarily due to the revenue we earned from our exclusive license agreement with Bayer for IONIS-FXIRx.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2016, we have earned approximately $1.6 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through June 30, 2016, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At June 30, 2016, we had cash, cash equivalents and short-term investments of $664.1 million and stockholders’ equity of $111.2 million. In comparison, we had cash, cash equivalents and short-term investments of $779.2 million and stockholders’ equity of $200.8 million at December 31, 2015.

At June 30, 2016, we had consolidated working capital of $586.9 million compared to $688.1 million at December 31, 2015. Working capital decreased in 2016 primarily due to the decrease in our cash and short-term investments which we used to fund our operations and a decrease in our investment in Regulus Therapeutics resulting from a decline in Regulus’ share price.

As of June 30, 2016, our debt and other obligations totaled $644.6 million compared to $644.8 million at December 31, 2015.

The following table summarizes our contractual obligations as of June 30, 2016. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent convertible senior notes (principal and interest payable)	$527.5	$5.0	$10.0	$10.0	$502.5
2¾ percent convertible senior notes (principal and interest payable)	$67.1	$1.7	$3.4	$62.0	$—
Facility rent payments	$122.3	$6.5	$13.7	$14.5	$87.6
Financing arrangements (principal and interest payable)	$8.6	$8.6	$—	$—	$—
Other obligations (principal and interest payable)	$1.2	$0.1	$0.1	$0.1	$0.9
Operating leases	$23.8	$2.1	$3.3	$3.0	$15.4
Total	$750.5	$24.0	$30.5	$89.6	$606.4

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

At June 30, 2016, our outstanding convertible debt was as follows (amounts in millions except price per share data):

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of June 30, 2016 we had $8.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. As of June 30, 2016, our outstanding borrowings under this credit facility were at a weighted average interest rate of 1.72 percent.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

In October 2008, we entered into an equipment financing loan agreement. As of June 30, 2016, our outstanding borrowings under this loan agreement were at a weighted average interest rate of 4.39 percent. The carrying balance under this loan agreement at June 30, 2016 and December 31, 2015 was $0.1 million and $0.5 million, respectively. We paid our remaining outstanding balance in July 2016.

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

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2016 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Even if our drugs are authorized for marketing, including nusinersen, IONIS-TTRRx, volanesorsen and Kynamro, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, drugs like AVXS-101, RG7800, RG7916, and LMI070 could compete with nusinersen; drugs like patisiran, revusiran, tafamadis, diflunisal, tolcapone and ALN-TTRsc02 could compete with IONIS-TTRRx; drugs like Glybera and metreleptin could compete with volanesorsen and drugs like lomitapide and evolocumab could compete with Kynamro.

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

Failure to receive marketing authorization for our drugs, including nusinersen, IONIS-TTRRx and volanesorsen, or additional authorizations for Kynamro, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 studies for nusinersen, IONIS-TTRRx and volanesorsen. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in the clinical studies, including the Phase 3 studies for nusinersen, IONIS-TTRRx and volanesorsen, could reduce the commercial potential or viability of our drugs.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including nusinersen, IONIS-TTRRx and volanesorsen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for nusinersen, IONIS-TTRRx and volanesorsen.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2016, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $111.2 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing authorization. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones related to the Phase 3 programs for nusinersen, IONIS-TTRRx, and volanesorsen, the price of our securities could decrease.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2016, we had cash, cash equivalents and short-term investments equal to $664.1 million. If we do not meet our goals to successfully commercialize our drugs, including nusinersen, IONIS-TTRRx, volanesorsen and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2016, the market price of our common stock ranged from $19.59 to $65.34 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2016.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. Under our agreement with Merck, Merck is responsible for the costs of this suit. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit.  The jury then decided that we and Merck are entitled to 4 percent of $5 billion in past sales of sofosbuvir. Gilead has stated it will appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands.  Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands.  We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, together with Merck we intend to appeal the decision.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	August 9, 2016

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 9, 2016