Form 10-Q
period 2016-09-30
IONIS PHARMACEUTICALS INC
filed 2016-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of voting common stock outstanding as of November 2, 2016 was 121,202,967.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Overview	22

	Results of Operations	25

	Liquidity and Capital Resources	30

	Risk Factors	32

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4:	Controls and Procedures	39

PART II	OTHER INFORMATION	39

ITEM 1:	Legal Proceedings	39

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3:	Default upon Senior Securities	39

ITEM 4:	Mine Safety Disclosures	39

ITEM 5:	Other Information	44

ITEM 6:	Exhibits	39

SIGNATURES		41

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

SPINRAZATM is a trademark of Biogen, Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,275	$128,797
Short-term investments	603,573	650,386
Contracts receivable	8,544	11,356
Inventories	9,319	6,899
Investment in Regulus Therapeutics Inc.	9,382	24,792
Other current assets	15,236	14,773
Total current assets	730,329	837,003
Property, plant and equipment, net	90,970	90,233
Patents, net	20,929	19,316
Deposits and other assets	1,358	1,348
Total assets	$843,586	$947,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,680	$28,355
Accrued compensation	11,008	16,065
Accrued liabilities	23,616	28,105
Current portion of long-term obligations	49	9,029
Current portion of deferred contract revenue	56,539	67,322
Total current liabilities	106,892	148,876
Long-term deferred contract revenue	101,831	134,306
1 percent convertible senior notes	356,440	339,847
2¾ percent convertible senior notes	51,570	49,523
Long-term obligations, less current portion	14,892	2,341
Long-term financing liability for leased facility	72,322	72,217
Total liabilities	703,947	747,110
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 121,147,433 and 120,351,480 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	121	120
Additional paid-in capital	1,373,309	1,309,107
Accumulated other comprehensive loss	(26,498)	(13,565)
Accumulated deficit	(1,207,293)	(1,094,872)
Total stockholders’ equity	139,639	200,790
Total liabilities and stockholders’ equity	$843,586	$947,900

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Research and development revenue under collaborative agreements	$108,913	$48,918	$166,583	$230,469
Licensing and royalty revenue	2,014	203	19,689	1,664
Total revenue	110,927	49,121	186,272	232,133

Expenses:
Research, development and patent expenses	84,631	88,508	243,169	220,962
General and administrative	10,188	8,751	30,574	23,992
Total operating expenses	94,819	97,259	273,743	244,954

Income (loss) from operations	16,108	(48,138)	(87,471)	(12,821)

Other income (expense):
Investment income	989	1,384	3,912	3,146
Interest expense	(9,746)	(9,233)	(28,861)	(27,381)
Gain on investment in Regulus Therapeutics Inc.	—	20,211	—	20,211

Income (loss) before income tax expense	7,351	(35,776)	(112,420)	(16,845)

Income tax expense	—	—	(1)	—

Net income (loss)	$7,351	$(35,776)	$(112,421)	$(16,845)

Basic net income (loss) per share	$0.06	$(0.30)	$(0.93)	$(0.14)
Diluted net income (loss) per share	$0.06	$(0.30)	$(0.93)	$(0.14)
Shares used in computing basic net income (loss) per share	120,989	119,979	120,795	119,348
Shares used in computing diluted net income (loss) per share	123,378	119,979	120,795	119,348

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,351	$(35,776)	$(112,421)	$(16,845)
Unrealized losses on securities, net of tax	(170)	(16,157)	(13,458)	(37,493)
Reclassification adjustment for realized (gains) losses included in net income (loss)	525	(20,211)	525	(20,211)

Comprehensive income (loss)	$7,706	$(72,144)	$(125,354)	$(74,549)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(112,421)	$(16,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,592	5,190
Amortization of patents	1,171	1,012
Amortization of licenses	1	1,405
Amortization of premium on investments, net	5,314	5,495
Amortization of debt issuance costs	910	841
Amortization of 2¾ percent convertible senior notes discount	1,902	1,741
Amortization of 1 percent convertible senior notes discount	15,836	14,651
Amortization of long-term financing liability for leased facility	5,018	4,994
Stock-based compensation expense	56,950	41,907
Gain on investment in Regulus Therapeutics Inc.	—	(20,211)
Non-cash losses related to patents, licensing and property, plant and equipment	1,134	244
Changes in operating assets and liabilities:
Contracts receivable	2,812	2,077
Inventories	(2,420)	(293)
Other current and long-term assets	(27)	(13,457)
Accounts payable	(15,200)	862
Accrued compensation	(5,057)	(2,794)
Accrued liabilities and deferred rent	(4,403)	(5,946)
Deferred contract revenue	(43,258)	37,726
Net cash provided by (used in) operating activities	(86,146)	58,599

Investing activities:
Purchases of short-term investments	(234,486)	(398,076)
Proceeds from the sale of short-term investments	277,971	293,109
Purchases of property, plant and equipment	(4,313)	(5,281)
Acquisition of licenses and other assets, net	(3,374)	(3,334)
Proceeds from the sale of equity investments	—	25,566
Net cash provided by (used in) investing activities	35,798	(88,016)

Financing activities:
Proceeds from equity awards	7,254	20,275
Proceeds from borrowing on line of credit facility	4,000	—
Principal payments on debt and capital lease obligations	(5,428)	(7,263)
Net cash provided by financing activities	5,826	13,012

Net decrease in cash and cash equivalents	(44,522)	(16,405)
Cash and cash equivalents at beginning of period	128,797	142,998
Cash and cash equivalents at end of period	$84,275	$126,593

Supplemental disclosures of cash flow information:
Interest paid	$4,295	$4,233

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,521	$447

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 on the same basis as the audited financial statements for the year ended December 31, 2015. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Identifying deliverables and units of accounting

We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment in the second quarter of 2015. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx. We are responsible for completing the ongoing development services for IONIS-FXIRx, and for providing an initial supply of active pharmaceutical ingredient, or API. Bayer is responsible for all other development and commercialization activities for IONIS-FXIRx. Since this agreement has multiple elements, we evaluated the deliverables in this arrangement when we entered into the agreement and determined that certain deliverables have stand-alone value. Below is a list of the three units of accounting under our agreement:

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
•
We are recognizing the amount attributed to the API supply as we deliver it to Bayer. During the nine months ended  September 30, 2016, we recognized $3.2 million related to a portion of the API we delivered to Bayer during the first nine months of 2016.

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, in 2012 and 2013, we entered into four collaboration agreements with Biogen:

•
In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA (nusinersen) for spinal muscular atrophy, or SMA. As part of the collaboration, we received a $29 million upfront payment and we are responsible for global development of SPINRAZA through completion of Phase 2/3 clinical trials.

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

Under our collaboration agreement, in July 2016, Biogen exercised its option to license SPINRAZA. Our other three collaboration agreements with Biogen give Biogen the option to license one or more drugs resulting from the specific collaboration. Similar to our collaboration agreement for SPINRAZA, if Biogen exercises an option, it will pay us a license fee and will assume future development, regulatory and commercialization responsibilities for the licensed drug. We are also eligible to receive milestone payments associated with the research and/or development of the drugs prior to licensing, milestone payments if Biogen achieves pre-specified regulatory milestones, and royalties on any product sales from any drugs resulting from these collaborations.

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

Option to license

In several of our collaboration agreements, we provide our partner with an option to obtain a license to one or more of our drugs.  When we have a multiple element arrangement that includes an option to obtain a license, we evaluate if the option is a deliverable at the inception of the arrangement.  We do not consider the option to be a deliverable if we conclude that it is substantive and not priced at a significant and incremental discount. We consider an option substantive if, at the inception of the arrangement, we are at risk as to whether our collaborative partner will choose to exercise its option to obtain the license. In those circumstances, we do not include the associated license fee in the allocable consideration at the inception of the agreement. Rather, we account for the license fee when our partner exercises its option. For example, in the third quarter of 2016, we recognized $85.0 million in license fee revenue when two of our partners, Biogen and Janssen, exercised their option to license two of our drugs, which under the respective agreements we concluded to be substantive options at inception. As these amounts relate to research and development collaboration arrangements, we include these amounts in research and development revenue under collaborative agreements on our statement of operations.

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

We have equity investments in privately and publicly held biotechnology companies that we have received as part of a technology license or collaboration agreement. At September 30, 2016, we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). At September 30, 2016, we held equity investments in two publicly held companies, Antisense Therapeutics Limited and Regulus Therapeutics. We account for equity investments in privately held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. At September 30, 2016, we held two cost method investments in Atlantic Pharmaceuticals Limited and Kastle Therapeutics. Realization of our equity position in these private companies is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the nine months ended September 30, 2016 and 2015. Total inventory was $9.3 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write off any associated costs. We recorded charges primarily related to the write-down of intangible assets of $0.7 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. For the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 we incurred a net loss, therefore we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Dilutive stock options;
•	Unvested restricted stock units;
•	Employee Stock Purchase Plan, or ESPP;
•	2¾ percent convertible senior notes; and
•	1 percent convertible senior notes.

For the three months ended September 30, 2016, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended September 30, 2016, consisted of the following (in thousands except per share amounts):

Three months ended September 30, 2016	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income available to common shareholders	$7,351	120,989	$0.06
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,129
Shares issuable upon restricted stock award issuance	—	202
Shares issuable related to our ESPP	—	58
Income available to common shareholders, plus assumed conversions	$7,351	123,378	$0.06

For the three months ended September 30, 2016, the calculation excludes the 2¾ percent notes and the 1 percent notes because the effect on diluted earnings per share would be anti-dilutive.

Accumulated other comprehensive income (loss)

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance accumulated other comprehensive income (loss)	$(26,853)	$18,411	$(13,565)	$39,747
Unrealized losses on securities (1)	(170)	(16,157)	(13,458)	(37,493)
Amounts reclassified from accumulated other comprehensive income (loss)	525	(20,211)	525	(20,211)
Net current period other comprehensive loss	355	(36,368)	(12,933)	(57,704)
Ending balance accumulated other comprehensive loss	$(26,498)	$(17,957)	$(26,498)	$(17,957)

(1)	There was no tax expense or benefit for the three and nine months ended September 30, 2016 and 2015.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2016 and 2015, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.5%	1.5%
Dividend yield	0.0%	0.0%
Volatility	58.5%	53.7%
Expected life	4.5 years	4.5 years

ESPP:
	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	0.4%	0.1%
Dividend yield	0.0%	0.0%
Volatility	86.4%	51.7%
Expected life	6 months	6 months

Board of Director Stock Options:
Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.3%	2.1%
Dividend yield	0.0%	0.0%
Volatility	53.1%	52.2%
Expected life	6.5 years	6.9 years

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees and the members of our board of directors for the nine months ended September 30, 2016 was $42.94 and $24.42 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands).  Our consolidated non-cash stock-based compensation expense includes $2.9 million and $1.3 million of stock-based compensation expense for Akcea employees for the three months ended September 30, 2016 and 2015, respectively, and $9.1 million and $2.8 million of stock-based compensation expense for Akcea employees for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research, development and patent expenses	$13,279	$11,297	$42,541	$32,248
General and administrative	4,307	3,700	14,409	9,659
Total non-cash stock-based compensation expense	$17,586	$14,997	$56,950	$41,907

The amount of non-cash stock-based compensation expense we recognized in the first nine months of 2016 has increased compared to the same period in 2015 because the average fair value of unvested stock options has risen due to the increase in the exercise price of the stock options we have granted over the past several years. As of September 30, 2016, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $60.5 million and $17.3 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.4 years, respectively.

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

In August 2014, the FASB issued accounting guidance on how and when to disclose going-concern uncertainties in the financial statements. This guidance will require us to perform interim and annual assessments to determine our ability to continue as a going concern within one year from the date that we issue our financial statements. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. We will adopt this guidance for our year ended December 31, 2016. We do not expect this guidance to have any effect on our consolidated financial statements and disclosures.

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

In March 2016, the FASB issued amended guidance to simplify certain aspects of share-based payment accounting. Under the amended guidance, we will recognize excess tax benefits and tax deficiencies as income tax expense or benefit in our statement of operations on a prospective basis. As we have a valuation allowance, this change will impact our net operating loss carryforward and our valuation allowance disclosures. Additionally, we will classify excess tax benefits as an operating activity and classify amounts we withhold in shares for the payment of employee taxes as a financing activity on our statement of cash flows for each period we present. Lastly, the amended guidance allows us to account for forfeitures when they occur or continue to estimate them. We will continue to estimate our forfeitures. The amended share-based payment standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted in any interim or annual period. We will adopt this guidance on January 1, 2017. We do not expect the amended guidance to have a significant impact on our financial results.

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

As of September 30, 2016, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2016:

One year or less	54%
After one year but within two years	28%
After two years but within three and a half years	18%
Total	100%

As illustrated above, at September 30, 2016, 82 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At September 30, 2016, we had an ownership interest of less than 20 percent in two private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited and Kastle and the publicly-traded companies are Antisense Therapeutics Limited and Regulus. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded companies at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
September 30, 2016	Cost (1)	Gains	Losses	Other-Than- Temporary Impairment Loss	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$195,953	$36	$(152)	$—	$195,837
Debt securities issued by U.S. government agencies	29,512	11	—	—	29,523
Debt securities issued by the U.S. Treasury (2)	28,011	14	—	—	28,025
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	79,805	2	(119)	—	79,688
Total securities with a maturity of one year or less	333,281	63	(271)	—	333,073
Corporate debt securities	217,980	457	(713)	—	217,724
Debt securities issued by U.S. government agencies	33,859	1	(33)	—	33,827
Debt securities issued by states of the U.S. and political subdivisions of the states	36,169	24	(100)	—	36,093
Total securities with a maturity of more than one year	288,008	482	(846)	—	287,644
Total available-for-sale securities	$621,289	$545	$(1,117)	$—	$620,717
Equity securities:
Regulus Therapeutics Inc.	$7,162	$2,745	$—	$(525)	$9,382
Total equity securities	$7,162	$2,745	$—	$(525)	$9,382
Total available-for-sale and equity securities	$628,451	$3,290	$(1,117)	$(525)	$630,099

		Gross Unrealized
December 31, 2015	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$181,670	$5	$(250)	$181,425
Debt securities issued by U.S. government agencies	50,559	1	(19)	50,541
Debt securities issued by the U.S. Treasury	2,604	—	(3)	2,601
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	79,414	18	(88)	79,344
Total securities with a maturity of one year or less	314,247	24	(360)	313,911
Corporate debt securities	258,703	3	(1,705)	257,001
Debt securities issued by U.S. government agencies	38,956	—	(244)	38,712
Debt securities issued by states of the U.S. and political subdivisions of the states	48,552	3	(243)	48,312
Total securities with a maturity of more than one year	346,211	6	(2,192)	344,025
Total available-for-sale securities	$660,458	$30	$(2,552)	$657,936
Equity securities:
Regulus Therapeutics Inc.	$7,162	$17,630	$—	$24,792
Total equity securities	$7,162	$17,630	$—	$24,792
Total available-for-sale and equity securities	$667,620	$17,660	$(2,552)	$682,728

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at September 30, 2016 were as follows (in thousands):

		Less than 12 months of temporary impairment		More than 12 months of temporary impairment		Total temporary impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	162	$203,357	$(470)	$33,639	$(395)	$236,996	$(865)
Debt securities issued by U.S. government agencies	19	31,517	(33)	—	—	31,517	(33)
Debt securities issued by states of the U.S. and political subdivisions of the states	117	63,551	(140)	16,979	(79)	80,530	(219)
Total temporarily impaired securities	298	$298,425	$(643)	$50,618	$(474)	$349,043	$(1,117)

We believe that the decline in value of these securities is temporary and for our debt securities is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. The majority of our securities have been classified as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2016, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. We did not have investments that were valued with significant unobservable inputs, or Level 3 investments, at September 30, 2016 and December 31, 2015.

The following tables present the major security types we held at September 30, 2016 and December 31, 2015 that are regularly measured and carried at fair value. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$60,146	$60,146	$—
Corporate debt securities (2)	413,561	—	413,561
Debt securities issued by U.S. government agencies (2)	63,350	—	63,350
Debt securities issued by the U.S. Treasury (3)	28,025	28,025	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	115,781	—	115,781
Investment in Regulus Therapeutics Inc.	9,382	9,382	—
Total	$690,245	$97,553	$592,692

	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$88,902	$88,902	$—
Corporate debt securities (2)	438,426	—	438,426
Debt securities issued by U.S. government agencies (2)	89,253	—	89,253
Debt securities issued by the U.S. Treasury (2)	2,601	2,601	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	127,656	—	127,656
Investment in Regulus Therapeutics Inc.	24,792	24,792	—
Total	$771,630	$116,295	$655,335

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)
At September 30, 2016, $6.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(4)
At September 30, 2016 and December 31, 2015, $11.1 million and $7.5 million, respectively, were included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Our 1 percent and 2¾ percent notes had a fair value of $467.2 million and $137.3 million, respectively, at September 30, 2016. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of September 30, 2016 we had $12.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. In September 2016, we converted our total borrowings of $12.5 million into a fixed rate note with a 2.31 percent interest rate and a maturity date of September 2019.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

6. Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first nine months of 2016 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Strategic Partnership

Biogen

We have established four strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological and neuromuscular disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We and Biogen are currently developing six drugs to treat neurological diseases under these collaborations, including SPINRAZA, IONIS-DMPK-2.5Rx, IONIS-SOD1Rx, and three drugs to treat undisclosed neurodegenerative diseases, IONIS-BIIB4Rx, IONIS-BIIB5Rx and IONIS-BIIB6Rx. In addition to these six drugs, we and Biogen are evaluating numerous additional targets for the development of drugs to treat neurological diseases. We have included the following two Biogen collaborations because they had substantive changes during the first nine months of 2016 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA for the treatment of SMA. SPINRAZA is an RNA-targeted therapy in development for the treatment of infants and children with SMA.  SPINRAZA is currently under Priority Review with the FDA and Accelerated Assessment with the EMA for marketing authorization.  Recently, a number of positive events have provided evidence for the transformative potential of this drug, including:

•	CHERISH, our Phase 3 trial evaluating SPINRAZA in children with later-onset SMA- In November 2016, we announced that SPINRAZA met the primary endpoint at the interim analysis of CHERISH.
•	ENDEAR, our Phase 3 trial evaluating SPINRAZA in infants with infantile-onset SMA- In August 2016, we announced that SPINRAZA met the primary endpoint at the interim analysis of ENDEAR.
•
License Fee- In July 2016, Biogen exercised its option to SPINRAZA and paid us a $75 million license fee. We are now transitioning all SPINRAZA development activities to Biogen as they are responsible for all development, regulatory and commercialization activities and costs.

Based on the results of these pre-specified interim analyses, we are stopping the CHERISH and ENDEAR studies and participants are transitioning into the SHINE open-label study in which all patients receive SPINRAZA. Additionally, participants enrolled in the sham-controlled arm of EMBRACE, a Phase 2 study which also included infantile-onset patients, will have the opportunity to receive SPINRAZA. The open-label NURTURE study in pre-symptomatic infants with SMA will continue as planned in order to collect the data to demonstrate the safety and efficacy of SPINRAZA in this population. We will complete the Phase 3 studies and we are working with Biogen to transition the clinical programs for SPINRAZA that we are conducting to Biogen.

Under the terms of the agreement, we received an upfront payment of $29 million in January 2012, which we are amortizing through December 2016. Over the term of the collaboration, we are eligible to receive up to an additional $346 million in a license fee and payments, including up to $121 million in substantive milestone and other payments associated with the clinical development of SPINRAZA prior to licensing and up to $150 million in substantive milestone payments if Biogen achieves pre-specified regulatory milestones. We are also eligible to receive tiered royalties up to the mid-teens on any sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We will pay Cold Spring Harbor Laboratory and the University of Massachusetts nominal amounts when we receive license fees and milestone payments and a low single digit royalty on sales of SPINRAZA.

From inception through September 2016, we have received more than $235 million in payments for advancing SPINRAZA, including the $75 million license fee we received from Biogen when Biogen licensed SPINRAZA, which we recognized as revenue in the third quarter of 2016. In the first nine months of 2016, we earned $11.5 million in milestone payments for advancing SPINRAZA. We will earn the next milestone payment of up to $60 million if Biogen receives regulatory approval for SPINRAZA.

Neurology

In December 2012, we and Biogen entered into a third and separate collaboration agreement to develop and commercialize novel antisense drugs to up to three targets to treat neurological or neuromuscular diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. We are currently advancing IONIS-BIIB4Rx under this collaboration. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities for that drug. Under the terms of the agreement, we received an upfront payment of $30 million, which we are amortizing through December 2020. Over the term of the collaboration, we are eligible to receive up to an additional $259 million in a license fee and substantive milestone payments per program. We are eligible to receive up to $59 million in development milestone payments to support research and development of each program, including amounts related to the cost of clinical trials. We are also eligible to receive up to $130 million in milestone payments per program if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any drugs resulting from each of the three programs. From inception through September 2016, we have received $43 million in payments under this collaboration. In February 2016, we earned a $3 million milestone payment for further advancing IONIS-BIIB4Rx. We will earn the next milestone payment of up to $10 million for the continued development of IONIS-BIIB4Rx.

During the three and nine months ended September 30, 2016, we earned revenue of $90.2 million and $120.9 million, respectively from our relationship with Biogen. This revenue represented 81 percent and 65 percent of our total revenue for the three and nine months ended September 30, 2016, respectively. In comparison, we earned revenue of $18.1 million and $75.1 million for the same periods in 2015, respectively, which represented 37 percent and 32 percent of our total revenue for those periods, respectively. Our condensed consolidated balance sheet at September 30, 2016 included deferred revenue of $73.1 million related to our relationship with Biogen.

Research, Development and Commercialization Partners

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Our alliance currently comprises five drugs in development, including our Phase 3 drug IONIS-TTRRx. We are responsible for completing the Phase 3 study we are currently conducting for IONIS-TTRRx. GSK has the option to license IONIS-TTRRx. If GSK exercises its option it will pay us a license fee. GSK has the exclusive option to license the other drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee. If GSK exercises its exclusive option for any drugs resulting from this alliance, it will be responsible for all further global development, regulatory and commercialization activities and costs for such drug. Under the terms of the agreement, we received $38 million in upfront and expansion payments, which we are amortizing through September 2017.

In October 2012, we and GSK amended the original agreement to reflect an accelerated clinical development plan for IONIS-TTRRx. We have completed enrollment in the Phase 3 study we are conducting in patients with TTR familial amyloid polyneuropathy, or FAP. From inception through September 2016, we have earned $60 million from GSK related to the development of IONIS-TTRRx, primarily in milestone payments. In addition, under the amended agreement, we and GSK increased the regulatory and commercial milestone payments we can earn should IONIS-TTRRx receive marketing authorization and meet pre-agreed sales targets.

 In addition to IONIS-TTRRx, we have four drugs in development with GSK. We are developing two antisense drugs we designed to reduce the production of viral proteins associated with hepatitis B virus, or HBV infection; IONIS-HBVRx and IONIS-HBV-LRx, a follow-on drug using our LICA technology. We are also developing IONIS-GSK4-LRx and IONIS-RHO-2.5Rx, which are antisense drugs we designed to treat ocular diseases. In March 2016, we and GSK amended the development plan for IONIS-HBVRx to allow GSK to conduct all further development activities for this program.

Under our agreement, if GSK successfully develops all five drugs for one or more indications and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $1.0 billion, including up to $168.5 million for the achievement of development milestones, up to $363.5 million for the achievement of regulatory milestones and up to $338 million for the achievement of commercialization milestones. Through September 2016, we have received more than $154 million in payments under this alliance with GSK. In the first quarter of 2016, we earned a $1.5 million milestone payment when GSK initiated a Phase 1 study of IONIS-HBV-LRx. We will earn the next milestone payment of up to $1.5 million if we further advance a program under this collaboration. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

During the three and nine months ended September 30, 2016, we earned revenue of $1.2 million, and $8.2 million, respectively, from our relationship with GSK, which represented one percent and four percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $1.6 million and $22.4 million for the same periods in 2015, respectively, which represented three percent and ten percent of our total revenue for those periods, respectively. Our condensed consolidated balance sheet at September 30, 2016 included deferred revenue of $4.7 million related to our relationship with GSK.

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

From inception through September 2016, we received nearly $47 million in payments under this collaboration with Janssen, including the $10 million license fee we earned in July 2016 when Janssen licensed IONIS-JBI1-2.5Rx from us, which we recognized as revenue in the third quarter of 2016. We will earn the next milestone payment of $5 million if Janssen chooses another target to advance under this collaboration.

During the three and nine months ended September 30, 2016, we earned revenue of $12.2 million and $16.6 million, respectively, from our relationship with Janssen, which represented 11 percent and nine percent, respectively, of our total revenue for those periods. In comparison, we earned revenue of $2.2 million and $6.6 million for the same periods in 2015, respectively, which represented four percent and three percent, respectively, of our total revenue for those periods. Our condensed consolidated balance sheet at September 30, 2016 included deferred revenue of $21.6 million related to our relationship with Janssen.

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

During the nine months ended September 30, 2016, we earned revenue of $15 million from our relationship with Kastle, which represented eight percent of our total revenue for that period.

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

The following table shows our segment revenue and income (loss) from operations for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands), respectively.

Three Months Ended September 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$112,761	$—	$(3,848)	$108,913
Licensing and royalty	2,014	—	—	2,014
Total segment revenue	$114,775	$—	(3,848)	$110,927
Income (loss) from operations	$36,328	$(20,250)	$30	$16,108

Three Months Ended September 30, 2015	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$50,511	$—	$(1,593)	$48,918
Licensing and royalty	203	—	—	203
Total segment revenue	$50,714	$—	(1,593)	$49,121
Loss from operations	$(35,067)	$(13,101)	$30	$(48,138)

Nine Months Ended September 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$170,431	$—	$(3,848)	$166,583
Licensing and royalty	19,689	—	—	19,689
Total segment revenue	$190,120	$—	$(3,848)	$186,272
Loss from operations	$(36,465)	$(51,096)	$90	$(87,471)

Nine Months Ended September 30, 2015	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Research and development	$232,062	$—	$(1,593)	$230,469
Licensing and royalty	1,664	—	—	1,664
Total segment revenue	$233,726	$—	$(1,593)	$232,133
Loss from operations	$16,323	$(29,054)	$(90)	$(12,821)

The following table shows our total assets by segment at September 30, 2016 and December 31, 2015 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
September 30, 2016	$931,231	$62,009	$(149,654)	$843,586
December 31, 2015	$994,191	$66,068	$(112,359)	$947,900

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Partner A	81%	37%	65%	32%
Partner B	11%	4%	9%	3%
Partner C	2%	49%	3%	12%
Partner D	0%	2%	3%	40%
Partner E	1%	3%	4%	10%

Contracts receivables from one significant partner comprised approximately 95 percent of our contracts receivables at September 30, 2016. Contracts receivables from two significant partners comprised approximately 99 percent of our contracts receivables at December 31, 2015.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business, the business of Akcea Therapeutics, Inc., a subsidiary of Ionis Pharmaceuticals, and the therapeutic and commercial potential of our technologies and products in development, including SPINRAZA (nusinersen), IONIS-TTRRx and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in additional detail in our annual report on Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 32 of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We are leaders in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform. Using this platform, we have developed a large, diverse and advanced pipeline of potentially first-in-class and/or best-in-class drugs that we believe can provide high value for patients with significant unmet medical needs. In this way, we believe that we are fundamentally changing medicine with the goal to improve the quality of and save lives. We have discovered and are developing three potentially transformational drugs, SPINRAZA, IONIS-TTRRx and volanesorsen, which we believe are close to commercialization. We designed these drugs to treat patients with orphan diseases who have limited or no therapeutic options.

SPINRAZA is an RNA-targeted therapy in development for the treatment of infants and children with SMA.  SPINRAZA is currently under Priority Review with the FDA and Accelerated Assessment with the EMA for marketing authorization.  Recently, a number of positive events have provided evidence for the transformative potential of this drug, including:

•
FDA and MAA Filing- In October 2016, the FDA and the EMA accepted their respective application for SPINRAZA marketing authorization. The FDA has granted Priority Review in the U.S. and the EMA has granted Accelerated Assessment in the E.U., both of which can reduce the standard review time.

•
CHERISH, our Phase 3 trial evaluating SPINRAZA in children with later-onset SMA- In November 2016, we announced that SPINRAZA met the primary endpoint at the interim analysis of CHERISH. The interim analysis found that children receiving SPINRAZA experienced a highly statistically significant  improvement in motor function compared to those who did not receive treatment (p=0.0000002), as measured by the Hammersmith Functional Motor Scale Expanded, or HFMSE. SPINRAZA demonstrated a favorable safety profile in the study.

•
ENDEAR, our Phase 3 trial evaluating SPINRAZA in infants with infantile-onset SMA- In August 2016, we announced that SPINRAZA met the primary endpoint at the interim analysis of ENDEAR. The interim analysis found that infants receiving SPINRAZA experienced a statistically and clinically significant improvement in the primary endpoint (p<0.0001), defined as the proportion of motor milestone responders as measured by the Hammersmith Infant Neurological Examination, or HINE. SPINRAZA demonstrated an acceptable safety profile in the study.

•
NURTURE, the Phase 2 open-label study in pre-symptomatic infants- In October 2016, we announced positive new results at the World Muscle Society Congress from NURTURE. The data showed that SPINRAZA-treated infants exhibited improvements in motor function and developmental milestones such as full head control, independent sitting, standing with support, standing unaided, and walking with support, as measured by validated scales.

•
CS2/CS12, the Phase 2 open-label study in patients with later-onset SMA- We also presented positive data from the Phase 2 open-label study in patients with later-onset SMA at the World Muscle Society Congress. These data showed that children with SMA treated with SPINRAZA exhibited improvement on several measures of motor function for up to nearly three years.

•
License Fee- In July 2016, Biogen exercised its option to SPINRAZA and paid us a $75 million license fee. We are now transitioning all SPINRAZA development activities to Biogen as they are responsible for all development, regulatory and commercialization activities and costs.

Based on the results of these pre-specified interim analyses, the CHERISH and ENDEAR studies are being stopped and participants are transitioning into the SHINE open-label study in which all patients receive SPINRAZA. Additionally, participants enrolled in the sham-controlled arm of EMBRACE, a Phase 2 study which also included infantile-onset patients, will have the opportunity to receive SPINRAZA. The open-label NURTURE study in pre-symptomatic infants with SMA will continue as planned in order to collect the data to demonstrate the safety and efficacy of SPINRAZA in this population. We will complete the Phase 3 studies and we are working together to transition the clinical programs for SPINRAZA that we are conducting to Biogen.

IONIS-TTRRx is potentially a first-in-class and best-in-class drug for the treatment of all forms of transthyretin, or TTR, amyloidosis, a fatal disease in which patients experience progressive buildup of amyloid plaque deposits in tissues throughout the body, including peripheral nerves, heart, intestinal tract, kidney and bladder. It is one drug, given as one subcutaneous injection, once a week. We are evaluating IONIS-TTRRx in an ongoing Phase 3 study, NEURO-TTR, in patients with FAP and more than half of these patients also have TTR amyloid cardiomyopathy. As part of our Phase 3 study, we are evaluating cardiomyopathy in this subset of patients by cardiac imaging and biomarkers which will provide data on cardiovascular endpoints. Together these forms of TTR amyloidosis represent a large potential market for IONIS-TTRRx. We plan to have data from this study in the first half of 2017. We believe that the significant unmet medical need and the severity of this disease could warrant a rapid path to market. GSK, our partner for IONIS-TTRRx, is already preparing to commercialize IONIS-TTRRx and is engaging in pre-commercialization activities to understand the patient journey, build disease awareness with physicians and patients and develop their launch plans.

Volanesorsen has the potential to significantly improve the lives of patients who, because of their severely elevated triglycerides, are at constant risk of pancreatitis, which can require hospitalization and is potentially life-threatening. We designed volanesorsen to treat patients with diseases associated with extremely high levels of triglycerides, including two rare genetic lipid disorders, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. We demonstrated in our Phase 2 studies that volanesorsen robustly reduced ApoC-III and triglycerides in patients, including in FCS patients, and also had a beneficial impact on insulin sensitivity. We are currently conducting two Phase 3 registrational studies of volanesorsen. We anticipate that the data from our pivotal Phase 3 studies of this drug, if positive, will support global regulatory filings for volanesorsen. We believe that the significant unmet medical need and the severity of these diseases could warrant a rapid path to market. Our wholly owned subsidiary, Akcea Therapeutics Inc., or Akcea, is preparing to commercialize volanesorsen and is engaged in pre-commercialization activities to understand the patient journey, build disease awareness with physicians and patients and develop their launch plans. To maximize the value of volanesorsen and other earlier-stage drugs for serious cardiometabolic diseases caused by lipids, we formed Akcea Therapeutics to focus on developing and commercializing these drugs. Akcea’s pipeline includes volanesorsen, IONIS-APO(a)-LRx, IONIS-ANGPTL3-LRx and IONIS-APOCIII-LRx. Moving these drugs into a company that we own and control allows us to retain substantial value from them and ensures Ionis’ core focus remains on innovation. Akcea is building development and commercialization expertise in lipid and cardiometabolic diseases, including highly trained, specialized medical, marketing and sales teams, to successfully commercialize volanesorsen and the other lipid drugs in its pipeline.

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

Through our partnerships, we have created a broad and sustaining base of potential license fees, upfront payments, milestone payments, royalties, and earn out payments while controlling our drug development expenses. We have the potential to earn significant revenue from all of our partnerships. Since 2007, we have received over $1.8 billion in cash from upfront and licensing fees, equity purchase payments, milestone payments and research and development funding from our partnerships. We have the potential to earn more than $11.5 billion in future milestone payments and licensing fees from our current partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through earn out or royalty arrangements.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$110,927	$49,121	$186,272	$232,133
Total operating expenses	$94,819	$97,259	$273,743	$244,954
Income (loss) from operations	$16,108	$(48,138)	$(87,471)	$(12,821)
Net income (loss)	$7,351	$(35,776)	$(112,421)	$(16,845)

We finished the first nine months of 2016 in a strong financial position with results in line with our expectations. We are on track to meet our year-end pro forma net operating loss and cash balance projections. For the first nine months of 2016 we earned $186.3 million of revenue, including license fees of $85 million, $45.9 million in the amortization of upfront payments, $40.4 million from payments reflecting the progress of our partnered programs and $15 million from Kastle. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners.

Through the first nine months of 2016, we have continued to advance our Phase 3 programs and Akcea is preparing to commercialize volanesorsen while we have prudently managed our expenses.  As a result, we finished the first nine months of 2016 with a loss from operations of $87.5 million and more than $685 million in cash, cash equivalents and short-term investments. As these activities continue, we expect our expenses in the fourth quarter of 2016 to be modestly higher compared to the third quarter of 2016. Additionally, our non-cash compensation expense increased due to an increase in the exercise price of the stock options we have granted over the past several years.

Recent Events

Our Drug and Corporate Development Highlights (Q3 2016 and subsequent activities)

Recent SPINRAZA Accomplishments:

•	The FDA accepted the NDA filing and granted Priority Review in the U.S. for SPINRAZA for the treatment of patients with SMA.
•	The EMA validated the MAA and granted Accelerated Assessment in the E.U. for SPINRAZA for the treatment of patients with SMA.
•	We and Biogen reported positive data from an interim analysis of the Phase 3 CHERISH study in patients with later-onset (consistent with Type 2) SMA.
•
We and Biogen presented new positive clinical data with SPINRAZA at the World Muscle Society Congress supporting the companies’ efforts to rapidly make SPINRAZA available to patients with SMA, including:

o	Safety results from the interim analysis of the Phase 3 ENDEAR study in patients with infantile-onset (consistent with Type 1) SMA;
o	Encouraging preliminary results from NURTURE, a Phase 2 open-label study in pre-symptomatic infants; and
o	A recent analysis of the ongoing Phase 2 open-label study in patients with later-onset SMA.
•	We reported positive data from an interim analysis of the ENDEAR Phase 3 study in patients with infantile-onset (consistent with Type 1) SMA. Biogen paid us $75 million to license SPINRAZA.

Recent Progress across Our Pipeline:

•
We and Dr. Merrill Benson reported positive data from the IONIS-TTRRx program at the International Symposium on Amyloidosis, or ISA, meeting. In line with previously reported data from his investigator-initiated study, Dr. Benson observed continued evidence of cardiac disease stabilization in eight TTR cardiomyopathy patients treated for 12 months with IONIS-TTRRx.

•	Akcea and we received Orphan Designation in the E.U. for volanesorsen for the treatment of patients with familial partial lipodystrophy, or FPL.
•
We reported positive, top-line Phase 2 data with IONIS-FXIRx demonstrating robust, statistically significant reductions in Factor XI activity in patients with end-stage renal disease receiving chronic hemodialysis. IONIS-FXIRx was safe and well tolerated in treated patients with no clinically meaningful platelet declines and no increase in major or clinically relevant non-major bleeding.

•
We reported positive interim data from a Phase 2 dose-optimization study of IONIS-GCGRRx in patients with type 2 diabetes demonstrating that doses of 75 mg and 50 mg could produce reductions in HbA1c of greater than two percent and one percent, respectively, with minimal to no effects on liver enzyme elevations.

•
We reported positive data from a Phase 2 study of IONIS-AR-2.5Rx in patients with prostate cancer showing durable prostate-specific antigen, or PSA, responses with prolonged stable disease in heavily pre-treated castrate-resistant prostate cancer patients.

•
Akcea and we published clinical results with Lp(a)-lowering drugs, IONIS-APO(a)Rx and IONIS-APO(a)-LRx, in The Lancet demonstrating robust reductions in Lp(a) levels, regardless of a patient’s starting Lp(a) level.

•
We reported positive results from studies in normal volunteers with IONIS-ANGPTL3-LRx and IONIS-GSK4-LRx that demonstrated these drugs had similar potency to IONIS-APO(a)-LRx, confirming the high potency of our LICA platform.

•	We added to our pipeline our first oral antisense drug acting locally in the gastrointestinal tract for which we earned a $10 million license fee from Janssen.

Recent Corporate Highlights:

•
Our CEO, Dr. Stanley Crooke, received two awards, the E. B. Hershberg Award from the American Chemical Society and the Lifetime Achievement Award from the Oligonucleotide Therapeutics Society recognizing his achievements in the field of oligonucleotide therapeutics.

•	We published a paper in Nature Biotechnology on the novel mechanism of action for antisense drugs that significantly expands therapeutic opportunities for the technology.

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

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2016 was $110.9 million and $186.3 million, compared to $49.1 million and $232.1 million for the same periods in 2015. See below for our discussion of the changes in our revenue.

Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees. For example in the third quarter of 2016 we earned a $75 million license fee from Biogen for SPINRAZA, and a $10 million license fee from Janssen for the first development candidate under our collaboration with Janssen. In the second quarter of 2015 we earned $91.2 million from Bayer related to its license of IONIS-FXIRx.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2016 was $108.9 million and $166.6 million, respectively, compared to $48.9 million and $230.5 million for the same periods in 2015. The change in our revenue is primarily due to variations in the timing of revenue from license and milestone payments. Our revenue for the first nine months of 2016 primarily consisted of the following:

•	$ million from Biogen for licensing and advancing the Phase 3 program for SPINRAZA and advancing IONIS-BIIB4Rx;
•	$10 million from Janssen for licensing IONIS-JBI1-2.5Rx;
•	$1.5 million from GSK when GSK initiated the Phase 1 study for IONIS-HBV-LRx; and
•	$58.2 million primarily from the amortization of upfront fees and manufacturing services we performed for our partners.

Our revenue in the first nine months of 2015 included $91.2 million in connection with our exclusive license agreement with Bayer, $89.8 million in milestone payments from partnered programs and $51.2 million primarily from the amortization of upfront fees and manufacturing services we performed for our partners.

Licensing and Royalty Revenue

Our revenue from licensing activities and royalties for the three and nine months ended September 30, 2016 was $2.0 million and $19.7 million, respectively, compared to $0.2 million and $1.7 million for the same periods in 2015. Our revenue from licensing and royalties for the nine months ended September 30, 2016 primarily consisted of the $15 million we earned from Kastle when it acquired the global rights to develop and commercialize Kynamro.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2016 were $94.8 million and $273.7 million, respectively, compared to $97.3 million and $245.0 million for the same periods in 2015. For the nine months ended September 30, 2016, operating expenses increased as a result of the following:

•
During the first nine months of 2016, we were conducting five Phase 3 studies and three open-label extension studies for our three Phase 3 drugs: SPINRAZA, IONIS-TTRRx and volanesorsen. We have completed target enrollment in four of these Phase 3 studies, and as a result, these studies were in their most expensive stage during the first nine months of 2016.

•
Akcea operating expenses increased as it continued to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen within the next couple of years.

•	Our non-cash compensation expense increased due to an increase in the exercise price of the stock options we have granted over the past several years.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$63,725	$72,055	$178,764	$178,458
Akcea Therapeutics	17,386	11,830	41,967	26,272
Elimination of intercompany activity	(3,878)	(1,623)	(3,938)	(1,683)
Subtotal	77,233	82,262	216,793	203,047
Non-cash compensation expense related to equity awards	17,586	14,997	56,950	41,907
Total operating expenses	$94,819	$97,259	$273,743	$244,954

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research, development and patent expenses	$71,352	$77,211	$200,628	$188,714
Non-cash compensation expense related to equity awards	13,279	11,297	42,541	32,248
Total research, development and patent expenses	$84,631	$88,508	$243,169	$220,962

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$59,454	$68,204	$168,203	$167,069
Akcea Therapeutics	15,776	10,630	36,363	23,328
Elimination of intercompany activity	(3,878)	(1,623)	(3,938)	(1,683)
Subtotal	71,352	77,211	200,628	188,714
Non-cash compensation expense related to equity awards	13,279	11,297	42,541	32,248
Total research, development and patent expenses	$84,631	$88,508	$243,169	$220,962

For the three and nine months ended September 30, 2016, our total research, development and patent expenses were $71.4 million and $200.6 million, respectively, compared to $77.2 million and $188.7 million for the same periods in 2015, and were higher for the nine months ended primarily due to the progression of our drugs currently in Phase 3 trials. As a result of the positive data from our Phase 3 SPINRAZA studies, ENDEAR and CHERISH, we are in the process of transitioning the clinical programs for SPINRAZA that we are conducting to Biogen. Our research, development and patent expenses declined for the three months ended September 30, 2016, primarily due to completing the FOCUS FH Phase 3 study of Kynamro in 2015 and our shift to LICA drugs, which are in earlier stages of development. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Antisense drug discovery expenses	$13,099	$12,329	$36,102	$33,643
Non-cash compensation expense related to equity awards	3,464	3,120	10,510	8,974
Total antisense drug discovery expenses	$16,563	$15,449	$46,612	$42,617

Antisense drug discovery expenses for the three and nine months ended September 30, 2016 were $13.1 million and $36.1 million, respectively, compared to $12.3 million and $33.6 million for the same periods in 2015. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SPINRAZA	$12,336	$11,893	$30,985	$24,223
Volanesorsen	6,349	5,450	16,315	11,637
IONIS-TTRRx	7,319	4,647	16,835	12,259
Other antisense development projects	7,985	20,525	27,399	42,312
Development personnel and overhead expenses	11,411	8,678	31,554	25,779
Total antisense drug development, excluding non-cash compensation expense related to equity awards	45,400	51,193	123,088	116,210
Non-cash compensation expense related to equity awards	4,820	4,300	16,831	11,671
Total antisense drug development expenses	$50,220	$55,493	$139,919	$127,881

Antisense drug development expenses were $45.4 million and $123.1 million for the three months ended September 30, 2016, respectively, compared to $51.2 million and $116.2 million for the same periods in 2015. Expenses for the nine months ended September 30, 2016 were higher compared to the same periods in 2015 primarily due to the progression of our drugs currently in Phase 3 trials. As drugs move forward to more advanced stages of development, including into larger, longer clinical studies, the costs of development increase. Our expenses declined for the three months ended September 30, 2016, primarily due to completing the FOCUS FH Phase 3 study of Kynamro in 2015 and our shift to LICA drugs, which are in earlier stages of development. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$34,864	$42,731	$93,474	$95,929
Akcea Therapeutics	10,536	8,462	29,614	20,281
Non-cash compensation expense related to equity awards	4,820	4,300	16,831	11,671
Total antisense drug development expenses	$50,220	$55,493	$139,919	$127,881

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Manufacturing and operations expenses	$5,483	$6,921	$20,712	$18,904
Non-cash compensation expense related to equity awards	1,427	1,090	4,613	3,434
Total manufacturing and operations expenses	$6,910	$8,011	$25,325	$22,338

Manufacturing and operations expenses were $5.5 million and $20.7 million for the three and nine months ended September 30, 2016, respectively, compared to $6.9 million and $18.9 million for the same periods in 2015. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$4,475	$6,477	$18,915	$17,917
Akcea Therapeutics	4,856	2,037	5,645	2,580
Elimination of intercompany activity	(3,848)	(1,593)	(3,848)	(1,593)
Subtotal	5,483	6,921	20,712	18,904
Non-cash compensation expense related to equity awards	1,427	1,090	4,613	3,434
Total manufacturing and operations expenses	$6,910	$8,011	$25,325	$22,338

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Personnel costs	$2,747	$2,379	$8,130	$7,442
Occupancy	2,185	2,180	5,912	5,900
Patent expenses	1,103	483	2,356	1,547
Depreciation and amortization	63	525	178	1,617
Insurance	338	343	1,016	982
Other	934	858	3,134	2,469
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	7,370	6,768	20,726	19,957
Non-cash compensation expense related to equity awards	3,568	2,787	10,587	8,169
Total R&D support expenses	$10,938	$9,555	$31,313	$28,126

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased slightly because we wrote off our SPINRAZA patents when we assigned them to Biogen after Biogen licensed SPINRAZA from us.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$7,016	$6,667	$19,712	$19,580
Akcea Therapeutics	384	131	1,104	467
Elimination of intercompany activity	(30)	(30)	(90)	(90)
Subtotal	7,370	6,768	20,726	19,957
Non-cash compensation expense related to equity awards	3,568	2,787	10,587	8,169
Total R&D support expenses	$10,938	$9,555	$31,313	$28,126

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

The following table sets forth information on general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative expenses	$5,881	$5,051	$16,165	$14,333
Non-cash compensation expense related to equity awards	4,307	3,700	14,409	9,659
Total general and administrative expenses	$10,188	$8,751	$30,574	$23,992

General and administrative expenses were $5.9 million and $16.2 million for the three and nine months ended September 30, 2016, respectively, and increased slightly compared to $5.1 million and $14.3 million for the same periods in 2015 primarily due to the continued build out of Akcea. Expenses for Akcea will increase as it continues to build the commercial infrastructure and advance the pre-commercialization activities necessary for the commercial launch of volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ionis Core	$4,271	$3,851	$10,561	$11,389
Akcea Therapeutics	1,610	1,200	5,604	2,944
Non-cash compensation expense related to equity awards	4,307	3,700	14,409	9,659
Total general and administrative expenses	$10,188	$8,751	$30,574	$23,992

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$15,776	$10,630	$36,363	$23,328
General and administrative expenses	1,610	1,200	5,604	2,944
Total operating expenses, excluding non-cash compensation expense related to equity awards	17,386	11,830	41,967	26,272
Non-cash compensation expense related to equity awards	2,864	1,271	9,129	2,782
Total Akcea Therapeutics operating expenses	$20,250	$13,101	$51,096	$29,054

Expenses for Akcea were $17.4 million and $42.0 million for the three and nine months ended September 30, 2016, respectively, and increased compared to $11.8 million and $26.3 million for the same periods in 2015. The increase in expenses was primarily due to Akcea’s Phase 3 program for volanesorsen, which continued to advance, and the progression of its other drugs, including IONIS-APO(a)-LRx and IONIS-ANGPTL3-LRx. In 2016, we began charging Akcea for Ionis’ internal development costs associated with the ongoing work we are performing for Akcea's drugs. For each period presented, we allocated a portion of Ionis' R&D support expenses, which are included in Research and development expenses in the table above, to Akcea for work we performed on behalf of Akcea.

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

Investment Income

Investment income for the three and nine months ended September 30, 2016 was $1.0 million and $3.9 million, respectively, compared to $1.4 million and $3.1 million for the same periods in 2015. Investment income increased primarily due to an improvement in the market conditions during 2016 compared to 2015, offset slightly by the other-than-temporary impairment we recorded in the third quarter of 2016 related to a portion of our Regulus stock.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2¾ percent notes:
Non-cash amortization of the debt discount and debt issuance costs	$698	$639	$2,048	$1,877
Interest expense payable in cash	421	421	1,263	1,263
1 percent notes:
Non-cash amortization of the debt discount and debt issuance costs	5,641	5,216	16,600	15,356
Interest expense payable in cash	1,250	1,250	3,750	3,749
Non-cash interest expense for long-term financing liability	1,674	1,668	5,018	4,994
Other	62	39	182	142
Total interest expense	$9,746	$9,233	$28,861	$27,381

Interest expense for the three and nine months ended September 30, 2016 was $9.7 million and $28.9 million, respectively, and was essentially flat compared to $9.2 million and $27.4 million for the same periods in 2015.

Net Income (Loss) and Net Income (Loss) per Share

We had net income of $7.4 million for the three months ended September 30, 2016, compared to a net loss of $35.8 million for the same period in 2015. We had net income in the third quarter of 2016 primarily due to the revenue we earned from Biogen for the license of SPINRAZA and from Janssen for the license of the first development candidate under our collaboration. We incurred a net loss for the nine months ended September 30, 2016 of $112.4 million, compared to $16.8 million for the same period in 2015.

Basic and diluted net income per share for the three months ended September 30, 2016 was $0.06. Basic and diluted net loss per share for the nine months ended September 30, 2016 was $0.93. Basic and diluted net loss per share for the three and nine months ended September 30, 2015 was $0.30 and $0.14, respectively.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2016, we have earned approximately $1.7 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through September 30, 2016, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At September 30, 2016, we had cash, cash equivalents and short-term investments of $687.8 million and stockholders’ equity of $139.6 million. In comparison, we had cash, cash equivalents and short-term investments of $779.2 million and stockholders’ equity of $200.8 million at December 31, 2015.

At September 30, 2016, we had consolidated working capital of $623.4 million compared to $688.1 million at December 31, 2015. Working capital decreased in 2016 primarily due to the decrease in our cash and short-term investments which we used to fund our operations and a decrease in our investment in Regulus Therapeutics resulting from a decline in Regulus’ share price.

As of September 30, 2016, our debt and other obligations totaled $648.5 million compared to $644.8 million at December 31, 2015.

The following table summarizes our contractual obligations as of September 30, 2016. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
1 percent convertible senior notes (principal and interest payable)	$527.5	$5.0	$10.0	$10.0	$502.5
2¾ percent convertible senior notes (principal and interest payable)	$66.3	$0.9	$3.4	$62.0	$—
Facility rent payments	$120.6	$6.5	$13.8	$14.6	$85.7
Financing arrangements (principal and interest payable)	$13.3	$0.3	$13.0	$—	$—
Other obligations (principal and interest payable)	$1.2	$0.1	$0.1	$0.1	$0.9
Operating leases	$23.2	$2.0	$3.2	$3.0	$15.0
Total	$752.1	$14.8	$43.5	$89.7	$604.1

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

At September 30, 2016, our outstanding convertible debt was as follows (amounts in millions except price per share data):

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

Additionally, we will pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility beginning after June 2016. As of September 30, 2016 we had $12.5 million in outstanding borrowings under the credit facility, which we used to fund our capital equipment needs in 2015 and is consistent with our historical practice to finance these costs. In September 2016, we converted our total borrowings of $12.5 million into a fixed rate note with a 2.31  percent interest rate and a maturity date of September 2019.

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2016 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Risks Associated with our Ionis Core and Akcea Therapeutics Businesses

If the market does not accept our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro we are not likely to generate revenues or become consistently profitable.

Even if our drugs are authorized for marketing, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market.

The degree of market acceptance for our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. In addition, cost control initiatives by governments or third party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, unaffordable.

If we or our partners fail to compete effectively, our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, will not contribute significant revenues.

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

These competitive developments could make our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner's focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, drugs like AVXS-101, RG7800, RG7916, and LMI070 could compete with SPINRAZA; drugs like patisiran, tafamadis, diflunisal, tolcapone and ALN-TTRsc02 could compete with IONIS-TTRRx; drugs like Glybera and metreleptin could compete with volanesorsen and drugs like lomitapide and evolocumab could compete with Kynamro.

Following approval our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen, could be subject to regulatory limitations. Kynamro is subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro.

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

If we or others identify side effects after any of our drug products are on the market, or if manufacturing problems occur subsequent to regulatory approval, we or our partners may lose regulatory approval, or we or our partners may need to conduct additional clinical studies and/or change the labeling of our drug products including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro.

We depend on our collaboration with Biogen for the development and commercialization of SPINRAZA.*

We have entered into a collaborative arrangement with Biogen to develop and commercialize SPINRAZA. We entered into this collaboration primarily to:

•	fund our development activities for SPINRAZA;
•	seek and obtain regulatory approvals for SPINRAZA; and
•	successfully commercialize SPINRAZA.

We are relying on Biogen to further develop SPINRAZA, obtain regulatory approvals for SPINRAZA, and successfully commercialize SPINRAZA. In general, we cannot control the amount and timing of resources that Biogen devotes to our collaboration. If Biogen fails to further develop SPINRAZA, obtain regulatory approvals for SPINRAZA, or commercialize SPINRAZA, or if Biogen’s efforts are not effective, our business may be negatively affected.

Our collaboration with Biogen may not continue for various reasons. Biogen can terminate our collaboration at any time. If Biogen stops developing or commercializing SPINRAZA, we would have to seek additional funding and SPINRAZA's development and commercialization may be delayed.

Our collaboration with Biogen may not result in the successful commercialization of SPINRAZA. If Biogen does not successfully commercialize SPINRAZA, we will receive limited or no revenues for SPINRAZA.

If Biogen cannot manufacture finished drug product for SPINRAZA or the post-launch supply of the active drug substance for SPINRAZA, SPINRAZA may not achieve or maintain commercial success.*

Biogen is responsible for the long term supply of both SPINRAZA drug substance and finished drug product. Biogen may not be able to reliably manufacture SPINRAZA drug substance and drug product to support the long term commercialization of SPINRAZA. If Biogen cannot reliably manufacture SPINRAZA drug substance and drug product, SPINRAZA may not achieve or maintain commercial success, which will harm our ability to generate revenue.

If we or our partners fail to obtain regulatory approval for our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen, and additional approvals for Kynamro we or our partners cannot sell them in the applicable markets.*

We cannot guarantee that any of our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen, will be safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that Kynamro will be approved in additional markets outside the United States or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen, before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory agencies will not approve any of our drugs, including IONIS-TTRRx and volanesorsen for marketing or additional marketing authorizations for Kynamro. In addition, even though Biogen has filed for marketing approval for SPINRAZA in the United States and Europe, it is possible that regulatory agencies will not approve SPINRAZA for marketing. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug.

Failure to receive marketing authorization for our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen, or additional authorizations for Kynamro, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in clinical studies for our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen. If any of our drugs in clinical studies, including SPINRAZA, IONIS-TTRRx and volanesorsen, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 studies for SPINRAZA, IONIS-TTRRx and volanesorsen. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in the clinical studies, including the Phase 3 studies for SPINRAZA, IONIS-TTRRx and volanesorsen, could reduce the commercial potential or viability of our drugs.

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

Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for SPINRAZA, IONIS-TTRRx and volanesorsen, or result in enforcement action after authorization that could limit the commercial success of our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro.

We depend on third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including SPINRAZA, IONIS-TTRRx and volanesorsen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for SPINRAZA, IONIS-TTRRx and volanesorsen.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2016, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $139.6 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If any of these occur, it could affect our partner's commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing authorization. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones related to the Phase 3 programs for SPINRAZA, IONIS-TTRRx, and volanesorsen, the price of our securities could decrease.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2016, we had cash, cash equivalents and short-term investments equal to $687.8 million. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, IONIS-TTRRx, volanesorsen and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

•	marketing approvals and successful commercial launch of SPINRAZA;
•	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
•	continued scientific progress in our research, drug discovery and development programs;
•	the size of our programs and progress with preclinical and clinical studies;
•	the time and costs involved in obtaining marketing authorizations;
•	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
•	the profile and launch timing of our drugs, including IONIS-TTRRx and volanesorsen.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2016, the market price of our common stock ranged from $19.59 to $65.34 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to Kynamro, SPINRAZA, IONIS-TTRRx and volanesorsen. We have clinical study insurance coverage and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover claims against us, or be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2016.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of the Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. Under our agreement with Merck, Merck is responsible for the costs of this suit. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit.  The jury then decided that we and Merck are entitled to 4 percent of $5 billion in past sales of sofosbuvir. Gilead has stated it will appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands.  Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands.  We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, together with Merck we appealed the decision.  Gilead cross-appealed on the issue of validity.  The appeal is pending before the Court of Appeals for the Federal Circuit.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 9, 2016

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 9, 2016