Form 10-Q
period 2017-03-31
IONIS PHARMACEUTICALS INC
filed 2017-05-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

The number of shares of voting common stock outstanding as of May 2, 2017 was 123,965,560.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

SPINRAZATM is a trademark of Biogen, Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,221	$84,685
Short-term investments	746,060	580,538
Contracts receivable	69,357	108,043
Inventories	6,801	7,489
Other current assets	25,933	17,177
Total current assets	962,372	797,932
Property, plant and equipment, net	95,439	92,845
Patents, net	21,175	20,365
Deposits and other assets	5,010	1,325
Total assets	$1,083,996	$912,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,237	$21,120
Accrued compensation	8,267	24,186
Accrued liabilities	30,870	36,013
Current portion of long-term obligations	56	1,185
Current portion of deferred contract revenue	108,150	51,280
Total current liabilities	170,580	133,784
Long-term deferred contract revenue	115,759	91,198
1 percent convertible senior notes	508,411	500,511
Long-term obligations, less current portion	15,043	15,050
Long-term financing liability for leased facility	72,397	72,359
Total liabilities	882,190	812,902
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 123,880,559 and 120,351,480 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	124	122
Additional paid-in capital	1,410,102	1,311,229
Accumulated other comprehensive loss	(30,460)	(30,358)
Accumulated deficit	(1,177,960)	(1,181,428)
Total stockholders’ equity	201,806	99,565
Total liabilities and stockholders’ equity	$1,083,996	$912,467

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31, 2017
	2017	2016
Revenue:
Commercial Revenue:
SPINRAZA royalties	$5,211	$—
Licensing and other royalty revenue	3,547	1,660
Total commercial revenue	8,758	1,660
Research and development revenue under collaborative agreements	101,546	35,214
Total revenue	110,304	36,874

Expenses:
Research, development and patent	82,638	80,964
Selling, general and administrative	13,677	10,562
Total operating expenses	96,315	91,526

Income (loss) from operations	13,989	(54,652)

Other income (expense):
Investment income	2,280	1,457
Interest expense	(11,363)	(9,490)
Other expense	(1,438)	—

Income (loss) before income tax expense	3,468	(62,685)

Income tax expense	—	(232)

Net income (loss)	$3,468	$(62,917)

Basic net income (loss) per share	$0.03	$(0.52)
Shares used in computing basic net income (loss) per share	122,861	120,598
Diluted net income (loss) per share	$0.03	(0.52)
Shares used in computing diluted net income (loss) per share	124,972	120,598

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$3,468	$(62,917)
Unrealized gains (losses) on securities, net of tax	266	(2,550)
Reclassification adjustment for realized gains included in net income (loss)	(374)	—
Currency translation adjustment	(6)	—

Comprehensive income (loss)	$3,354	$(65,467)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$3,468	$(62,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,980	1,841
Amortization of patents	393	377
Amortization of premium on investments, net	1,608	2,039
Amortization of debt issuance costs	396	298
Amortization of convertible senior notes discount	7,506	5,795
Amortization of long-term financing liability for leased facility	1,675	1,672
Stock-based compensation expense	20,912	20,103
Gain on investment in Regulus Therapeutics, Inc.	(374)	—
Non-cash losses related to patents, licensing and property, plant and equipment	93	396
Changes in operating assets and liabilities:
Contracts receivable	38,686	(5,124)
Inventories	688	379
Other current and long-term assets	(14,077)	(2,747)
Accounts payable	472	(11,417)
Accrued compensation	(15,919)	(9,728)
Accrued liabilities and deferred rent	(6,273)	(1,886)
Deferred contract revenue	81,431	(14,849)
Net cash provided by (used in) operating activities	122,665	(75,768)

Investing activities:
Purchases of short-term investments	(266,185)	(41,366)
Proceeds from the sale of short-term investments	99,223	81,805
Purchases of property, plant and equipment	(3,237)	(628)
Acquisition of licenses and other assets, net	(983)	(382)
Proceeds from the sale of Regulus Therapeutics	2,507	—
Net cash (used in) provided by investing activities	(168,675)	39,429

Financing activities:
Proceeds from equity awards	6,324	2,736
Proceeds from sale of stock to Novartis	71,640	—
Offering costs paid	(778)	—
Principal payments on debt and capital lease obligations	(1,640)	(1,857)
Net cash provided by financing activities	75,546	879

Net increase (decrease) in cash and cash equivalents	29,536	(35,460)
Cash and cash equivalents at beginning of period	84,685	128,797
Cash and cash equivalents at end of period	$114,221	$93,337

Supplemental disclosures of cash flow information:
Interest paid	$106	$31

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,648	$2,524
Unpaid deferred offering costs	$319	$—

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 on the same basis as the audited financial statements for the year ended December 31, 2016. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements we included the accounts of Ionis Pharmaceuticals, Inc. and our wholly owned subsidiary, Akcea Therapeutics, Inc., which we formed in December 2014 and its wholly owned subsidiaries, Akcea Therapeutics UK Ltd, which Akcea formed in August 2016 and Akcea Intl Ltd., which Akcea formed in February 2017. Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We often enter into agreements to license and sell our proprietary patent rights on an exclusive or non-exclusive basis in exchange for upfront fees, milestone payments and/or royalties. We generally recognize as revenue immediately license payments with stand-alone value when the license is delivered and for which we are reasonably assured of collecting the resulting receivable. We recognize royalty revenue in the period in which the counterparty sells the related product, unless we are unable to obtain information to estimate the royalty. For example, for the first quarter of 2017 we recorded SPINRAZA royalty revenue of $5.2 million.

Research and development revenue under collaborative agreements

Arrangements with multiple deliverables

Our collaboration agreements typically contain multiple elements, or deliverables, including technology licenses or options to obtain technology licenses, research and development services, and in certain cases manufacturing services, and we allocate the consideration to each unit of accounting based on the relative selling price of each deliverable.

Amendments to agreements

From time to time we amend our collaboration agreements. For these agreements, before we identify our deliverables and allocate consideration to each unit of accounting, we must determine if the amendment should be accounted for as a separate agreement, or if the amendment and any undelivered elements for the original agreement should be accounted for as a single new arrangement.

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment in the second quarter of 2015. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in patients with end-stage renal disease on hemodialysis and for providing an initial supply of active pharmaceutical ingredient, or API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million, which we received in April 2017. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx.

We concluded that the February 2017 amendment should be evaluated with the undelivered elements of the original agreement as a single new arrangement. Under the amendment, there was a substantial increase in the consideration we are eligible to receive and it included a significant change in the deliverables we will provide. As a result, we evaluated our original and 2017 amended agreements with Bayer together to determine our deliverables. We concluded that the 2017 amendment did not impact the items we already delivered to Bayer.

Identifying deliverables and units of accounting

We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. For example, our 2017 amended agreement with Bayer has multiple elements. We evaluated the deliverables in this arrangement when we entered into the 2017 amended agreement and determined that certain deliverables have stand-alone value. Below is a list of the three units of accounting under our 2017 amended agreement:

●	The exclusive license we granted to Bayer to develop and commercialize IONIS-FXI-LRx for the treatment of thrombosis;
●	The development services we agreed to perform for IONIS-FXI-LRx and IONIS-FXIRx; and
●	The remaining undelivered IONIS-FXIRx API that was part of the original agreement.

We determined that each of these three units of accounting have stand-alone value. The license we granted to Bayer has stand-alone value because it gives Bayer the exclusive right to develop IONIS-FXI-LRx or to sublicense its rights. The development services and the remaining undelivered supply of API each have stand-alone value because Bayer or another third party could provide these items without our assistance.

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

We determined that the allocable arrangement consideration for the 2017 amended Bayer collaboration was $76.3 million, comprised of the $75 million we received as part of the amendment and the remaining amount of the $100 million upfront payment we had not yet recognized into revenue, related to the undelivered API. We allocated the consideration based on the relative BESP of each unit of accounting. We engaged a third party, independent valuation specialist to assist us with determining BESP. We estimated the selling price of the license granted for IONIS-FXI-LRx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for IONIS-FXI-LRx. We then discounted the projected income to present value. The significant inputs we used to determine the projected income of the license included:

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

We estimated the selling price of the development services by using our internal estimates of the cost to perform the specific services and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform the development services. The significant inputs we used to determine the selling price of the development services included:

●	The number of internal hours we will spend performing these services;
●	The estimated cost of work we will perform;
●	The estimated cost of work that we will contract with third parties to perform; and
●	The estimated cost of API we will use.
For purposes of determining BESP of the services we will perform and the API we will deliver in our 2017 amended Bayer transaction, accounting guidance required us to include a markup for a reasonable profit margin.

Based on the units of accounting under the 2017 amended agreement, we allocated the $76.3 million of allocable consideration as follows:

●	$64.9 million to the IONIS-FXI-LRx exclusive license;
●	$11.0 million for development services for IONIS-FXI-LRx and IONIS-FXIRx; and
●	$0.4 million for the remaining delivery of IONIS-FXIRx API.

Assuming a constant selling price for the other elements in the arrangement, if there was an assumed ten percent increase or decrease in the estimated selling price of the IONIS-FXI-LRx license, we determined that the revenue we would have allocated to the IONIS-FXI-LRx license would change by approximately one percent, or $0.7 million, from the amount we recorded.

Timing of revenue recognition

We recognize revenue as we deliver each item under the arrangement and the related revenue is realizable and earned. For example, we recognized revenue for the exclusive license we granted Bayer for IONIS-FX-LRx in the first quarter of 2017 because that was when we delivered the license. We also recognize revenue over time as we provide services. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate our period of performance at the inception of the agreement when the agreements we enter into do not clearly define such information. We then recognize revenue from development services ratably over such period. In certain instances, the period of performance may change as the development plans for our drugs progress. If our estimates and judgments change over the course of our collaboration agreements, it may affect the timing and amount of revenue that we recognize in future periods. Any changes in estimates are recognized on a prospective basis.

The following are the periods over which we are recognizing revenue for each of our units of accounting under our 2017 amended Bayer agreement:

●	We recognized the portion of the consideration attributed to the IONIS-FXI-LRx license in the first quarter of 2017 because we delivered the license and earned the revenue;
●	We are recognizing the amount attributed to the development services for IONIS-FXI-LRx and IONIS-FXIRx over the period of time we are performing the services; and
●	We are recognizing the amount attributed to the remaining API supply as we deliver it to Bayer.

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, in the first quarter of 2017, we and our wholly owned subsidiary, Akcea, entered into two separate agreements with Novartis at the same time: a collaboration agreement and a stock purchase agreement, or SPA.

Akcea entered into a collaboration agreement with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Akcea received a $75 million upfront payment. For each drug, Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and delivering API. Under the collaboration agreement, Novartis has an exclusive option to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. If Novartis exercises an option for one of these drugs, Novartis will pay us a license fee and will assume all further global development, regulatory and commercialization activities for the licensed drug. Akcea is also eligible to receive a development milestone payment, milestone payments if Novartis achieves pre-specified regulatory milestones, commercial milestones and tiered royalties on net sales from each drug under the collaboration.

Under the SPA, Novartis purchased 1.6 million shares of Ionis’ common stock for $100 million in the first quarter of 2017 and paid a premium over the weighted average trading price at the time of purchase. Additionally, the SPA requires Novartis to purchase an additional $50 million of common stock in the future.

We evaluated the Novartis agreements to determine whether we should treat the agreements separately or as a single arrangement. We considered that the agreements were negotiated concurrently and in contemplation of one another. Additionally, the same individuals were involved in the negotiations of both agreements. Based on these facts and circumstances, we concluded that we should treat both agreements as a single arrangement and evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the Novartis collaboration.

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

The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing authorization from the Food and Drug Administration, or FDA, and/or foreign equivalents. The Phase 3 studies typically involve larger numbers of patients and can take up to several years to complete. If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA and/or its foreign equivalents for marketing authorization. This stage of the drug’s life-cycle is the regulatory stage.

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

Option to license

In several of our collaboration agreements, we provide our partner with an option to obtain a license to one or more of our drugs. When we have a multiple element arrangement that includes an option to obtain a license, we evaluate if the option is a deliverable at the inception of the arrangement. We do not consider the option to be a deliverable if we conclude that it is substantive and not priced at a significant and incremental discount. We consider an option substantive if, at the inception of the arrangement, we are at risk as to whether our collaborative partner will choose to exercise its option to obtain the license. In those circumstances, we do not include the associated license fee in the allocable consideration at the inception of the agreement. Rather, we account for the license fee when our partner exercises its option. For example, during 2016, we earned license fee revenue when three of our partners, AstraZeneca, Biogen and Janssen, exercised their option to license three of our drugs, which under the respective agreements we concluded to be substantive options at inception. As a result, in 2016 we recognized the related revenue immediately in research and development revenue under collaborative agreements on our statement of operations as these amounts relate to drugs in development under research and collaboration arrangements.

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

We have equity investments in privately and publicly held biotechnology companies that we have received as part of a technology license or partner agreement. At March 31, 2017, we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). At March 31, 2017, we held equity investments in one publicly held company, Antisense Therapeutics Limited. We account for equity investments in privately held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. At March 31, 2017, we held cost method investments in three companies, Atlantic Pharmaceuticals Limited, Kastle Therapeutics and Dynacure SAS. Realization of our equity position in these private companies is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the three months ended March 31, 2017 and 2016. Total inventory was $6.8 million and $7.5 million as of March 31, 2017 and December 31, 2016, respectively.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2017, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended March 31, 2017, consisted of the following (in thousands except per share amounts):

Three months ended March 31, 2017	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income available to common shareholders	$3,468	122,861	$0.03
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,674
Shares issuable upon restricted stock award issuance	—	377
Shares issuable related to our ESPP	—	60
Income available to common shareholders, plus assumed conversions	$3,468	124,972	$0.03

For the three months ended March 31, 2017, the calculation excludes the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

For the three months ended March 31, 2016, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1 percent convertible senior notes;
●	2¾ percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

Accumulated other comprehensive loss

Accumulated other comprehensive loss is primarily comprised of unrealized gains and losses on investments, net of taxes and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance accumulated other comprehensive loss	$(30,358)	$(13,565)
Unrealized losses on securities, net of tax (1)	266	(2,550)
Amounts reclassified from accumulated other comprehensive income (2)	(374)	—
Currency translation adjustment	6	—
Net current period other comprehensive loss	(102)	(2,550)
Ending balance accumulated other comprehensive loss	$(30,460)	$(16,115)

(1)	There was no tax benefit for other comprehensive loss for the three months ended March 31, 2017 and 2016.

(2)	Amounts are included in investment income on our condensed consolidated statement of operations.

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

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics, which includes the operations of our wholly owned subsidiary, Akcea Therapeutics, Inc. We formed Akcea to develop and commercialize drugs for patients with serious cardiometabolic diseases caused by lipid disorders. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.8%	1.5%
Dividend yield	0.0%	0.0%
Volatility	66.3%	57.9%
Expected life	4.5 years	4.5 years

ESPP:
	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	0.7%	0.5%
Dividend yield	0.0%	0.0%
Volatility	66.5%	69.4%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2017 was $48.09 per share.

We did not grant stock options or RSUs to our Board of Directors during the three months ended March 31, 2017 and 2016.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands). Our consolidated non-cash stock-based compensation expense includes $3.2 million of stock-based compensation expense for Akcea employees for each of the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Research, development and patent	$16,122	$14,770
Selling, general and administrative	4,790	5,333
Total	$20,912	$20,103

As of March 31, 2017, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $91.8 million and $25.6 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.5 years and 1.8 years, respectively.

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

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which requires us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases, similar to current accounting guidance. We will record expense for operating type leases on a straight-line basis as an operating expense and we will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect our leases on our consolidated balance sheet for the earliest comparative period presented. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. This change will result in us remeasuring our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

3.	Investments

As of March 31, 2017, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2017:

One year or less	64%
After one year but within two years	24%
After two years but within three and a half years	12%
Total	100%

As illustrated above, at March 31, 2017, 88 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2017, we had an ownership interest of less than 20 percent in three private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Kastle and Dynacure and the publicly-traded company is Antisense Therapeutics Limited. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded company at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
March 31, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$341,043	$18	$(405)	$340,656
Debt securities issued by U.S. government agencies	64,784	2	(72)	64,714
Debt securities issued by the U.S. Treasury (2)	23,297	—	(19)	23,278
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	55,828	2	(116)	55,714
Total securities with a maturity of one year or less	484,952	22	(612)	484,362
Corporate debt securities	189,152	49	(833)	188,368
Debt securities issued by U.S. government agencies	25,670	—	(124)	25,546
Debt securities issued by the U.S. Treasury	3,497	—	(1)	3,496
Debt securities issued by states of the U.S. and political subdivisions of the states	55,101	16	(291)	54,826
Total securities with a maturity of more than one year	273,420	65	(1,249)	272,236
Total available-for-sale securities	$758,372	$87	$(1,861)	$756,598

		Gross Unrealized
December 31, 2016	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$195,087	$25	$(161)	$194,951
Debt securities issued by U.S. government agencies	26,548	—	(10)	26,538
Debt securities issued by the U.S. Treasury	29,298	2	(14)	29,286
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	72,775	2	(134)	72,643
Total securities with a maturity of one year or less	323,708	29	(319)	323,418
Corporate debt securities	202,408	36	(1,174)	201,270
Debt securities issued by U.S. government agencies	28,807	1	(167)	28,641
Debt securities issued by states of the U.S. and political subdivisions of the states	36,816	1	(349)	36,468
Total securities with a maturity of more than one year	268,031	38	(1,690)	266,379
Total available-for-sale securities	$591,739	$67	$(2,009)	$589,797
Equity securities:
Regulus Therapeutics Inc.	$2,133	$281	$—	$2,414
Total equity securities	$2,133	$281	$—	$2,414
Total available-for-sale and equity securities	$593,872	$348	$(2,009)	$592,211

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at March 31, 2017 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	354	$421,288	$(1,180)	$22,387	$(58)	$443,675	$(1,238)
Debt securities issued by U.S. government agencies	41	84,017	(196)	—	—	84,017	(196)
Debt securities issued by the U.S. Treasury	4	25,773	(20)	—	—	25,773	(20)
Debt securities issued by states of the U.S. and political subdivisions of the states	97	90,816	(336)	4,916	(71)	95,732	(407)
Total temporarily impaired securities	496	$621,894	$(1,732)	$27,303	$(129)	$649,197	$(1,861)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the three months ended March 31, 2017, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at March 31, 2017 and December 31, 2016 that are regularly measured and carried at fair value. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$100,318	$100,318	$—
Corporate debt securities (2)	529,024	—	529,024
Debt securities issued by U.S. government agencies (3)	90,260	—	90,260
Debt securities issued by the U.S. Treasury (4)	26,774	26,774	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	110,540	—	110,540
Total	$856,916	$127,092	$729,824

	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$54,137	$54,137	$—
Corporate debt securities (3)	396,221	—	396,221
Debt securities issued by U.S. government agencies (3)	55,179	—	55,179
Debt securities issued by the U.S. Treasury (3)	29,286	29,286	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	109,111	—	109,111
Investment in Regulus Therapeutics Inc.	2,414	2,414	—
Total	$646,348	$85,837	$560,511

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)
At March 31, 2017, $6.8 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

(4)
At March 31, 2017, $1.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)
At March 31, 2017 and December 31, 2016, $2.7 million and $9.3 million, respectively, were included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Novartis Future Stock Purchase

In January 2017, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis is required to purchase $50 million of common stock in the future. Novartis will make this purchase either in Akcea’s common stock at the IPO price if an IPO occurs under certain conditions, in our common stock at a premium if an IPO does not occur by April 2018, or in a combination of both of these under certain conditions. If an IPO does not occur within the required timeframe, Novartis is required to purchase our common stock at a premium calculated in the same manner as Novartis’ initial investment. Therefore, at the inception of the SPA, we recorded a $5.0 million asset representing the fair value of the potential future premium we will receive if Novartis purchases our common stock. We determined the fair value of the future premium by calculating the value based on the stated premium in the SPA and estimating the probability of an Akcea IPO. We also included a lack of marketability discount when we determined the fair value of the premium because we will issue unregistered shares to Novartis if they purchase our common stock. We measured this asset using Level 3 inputs and recorded it in other assets on our condensed consolidated balance sheet. At the end of each period prior to an Akcea IPO or the purchase by Novartis of our common stock, we will remeasure the fair value of this asset and record an adjustment to other income/expense on our condensed consolidated statement of operations for the change in value.

The following is a reconciliation of the potential premium we may receive measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 (in thousands):

Beginning balance of Level 3 asset (at December 31, 2016)	$—
Value of the potential premium we will receive from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment at March 31, 2017	(1,438)
Ending balance of Level 3 asset (at March 31, 2017)	$3,597

At December 31, 2016 we did not have any financial instruments that were valued using Level 3 inputs.

Convertible Notes

Our 1 percent notes had a fair value of $661.9 million at March 31, 2017. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5. Line of Credit Arrangement

In June 2015, we entered into a five-year revolving line of credit agreement with Morgan Stanley Private Bank, National Association, or Morgan Stanley. We amended the credit agreement in February 2016 to increase the amount available for us to borrow. Under the amended credit agreement, we can borrow up to a maximum of $30 million of revolving credit for general working capital purposes. Under the credit agreement interest is payable monthly in arrears on the outstanding principal at a borrowing rate based on our option of:

(i)	a floating rate equal to the one-month London Interbank Offered Rate, or LIBOR, in effect plus 1.25 percent per annum;
(ii)	a fixed rate equal to LIBOR plus 1.25 percent for a period of one, two, three, four, six, or twelve months as elected by us; or
(iii)	a fixed rate equal to the LIBOR swap rate during the period of the loan.

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of March 31, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

6. Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first three months of 2017 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat pediatric and adult patients with SMA. Additionally, we and Biogen are currently developing four other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx, IONIS-MAPTRx (formerly IONIS-BIIB4Rx) and two drugs to treat undisclosed neurodegenerative diseases, IONIS-BIIB5Rx and IONIS-BIIB6Rx. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. From inception through March 2017, we have received over $550 million from our Biogen collaborations.

During the three months ended March 31, 2017, we earned revenue of $20.4 million from our relationship with Biogen, including $5 million we earned in the first quarter of 2017 for validation of an undisclosed neurological disease target and SPINRAZA royalties. Our revenue from Biogen represented 18 percent of our total revenue for the three months ended March 31, 2017. In comparison, we earned revenue of $21.3 million for the same period in 2016, which represented 58 percent of our total revenue for that period. Our condensed consolidated balance sheet at March 31, 2017 included deferred revenue of $57.7 million related to our relationship with Biogen.

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

In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. In conjunction with the decision to advance these programs, we received a $75 million payment from Bayer in April 2017. We recorded revenue of $64.9 million related to the license for IONIS-FXI-LRx in February 2017 and we are recognizing the remaining amount over the period we are performing the ongoing development activities for IONIS-FXI-LRx and IONIS-FXIRx through May 2019. We plan to conduct a Phase 2b study evaluating IONIS-FXIRx in patients with end-stage renal disease on hemodialysis to finalize dose selection. Additionally, we plan to rapidly develop IONIS-FXI-LRx through Phase 1. Following these studies and Bayer's decision to further advance these programs, Bayer will be responsible for all global development, regulatory and commercialization activities for both drugs. We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of our collaboration, we are eligible to receive up to $385 million in license fees, substantive milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. We will earn the next milestone payment of $10 million if we advance a program under this collaboration.

During the three months ended March 31, 2017, we earned revenue of $65.5 million from our relationship with Bayer, which represented 59 percent of our total revenue for that period. In comparison, we earned revenue of $1.3 million for the same period in 2016, which represented three percent of our total revenue for that period. Our condensed consolidated balance sheet at March 31, 2017 included no deferred revenue related to our relationship with Bayer because we received the $75 million payment in April 2017.

Novartis

In January 2017, we and Akcea initiated a collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Novartis has an exclusive option to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing API for each drug. If Novartis exercises an option for one of these drugs, Novartis will be responsible for all further global development, regulatory and commercialization activities for such drug.

Akcea received a $75 million upfront payment in the first quarter of 2017, of which it will retain $60 million and will pay us $15 million as a sublicense fee. If Novartis exercises its option for a drug, Novartis will pay Akcea a license fee equal to $150 million for each drug it licenses. In addition, for AKCEA-APO(a)-LRx, Akcea is eligible to receive up to $600 million in substantive milestone payments, including $25 million for the achievement of a development milestone, up to $290 million for the achievement of regulatory milestones and up to $285 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, Akcea is eligible to receive up to $530 million in substantive milestone payments, including $25 million for the achievement of a development milestone, up to $240 million for the achievement of regulatory milestones and up to $265 million for the achievement of commercialization milestones. Akcea plans to co-commercialize any licensed drug commercialized by Novartis in selected markets, under terms and conditions that it plans to negotiate with Novartis in the future, through the specialized sales force Akcea is building to commercialize volanesorsen. Following Novartis’ exercise of its option for either drug, Akcea will earn the next milestone payment of $25 million if Novartis advances the Phase 3 study for either drug. Akcea is also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea will pay 50 percent of these license fees, milestone payments and royalties to us as a sublicense fee.

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

●	We may terminate the agreement if Novartis disputes or assists a third party to dispute the validity of any of our patents.

In conjunction with this collaboration, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017. Additionally, the SPA requires Novartis to purchase an additional $50 million of common stock in the future. Subject to the terms of the SPA, Novartis will make this purchase either in Akcea’s common stock at the IPO price if an IPO occurs under certain conditions, in our common stock at a premium if an IPO does not occur by April 2018, or in a combination of both of these under certain conditions. If an IPO does not occur within the required timeframe, Novartis is required to purchase our common stock at a premium calculated in the same manner as Novartis' initial investment.

To determine the amount of revenue to recognize under our agreements with Novartis, we first concluded that we would account for the collaboration and SPA agreements as a single multiple element arrangement. We next identified four separate units of accounting under the arrangement, each with stand-alone value.:

●	Development services for AKCEA-APO(a)-LRx;
●	Development services for AKCEA-APOCIII-LRx;
●	API for AKCEA-APO(a)-LRx; and
●	API for AKCEA-APOCIII-LRx.

We then determined the total consideration under the arrangement was $180.0 million, which included the following:

●	$75 million from the upfront payment;
●
$100 million our common stock Novartis purchased under the SPA, including $28.4 million for the premium paid by Novartis for its purchase of our common stock at a premium in the first quarter of 2017; and

●	$5.0 million for the potential premium Novartis will pay if they purchase our common stock in the future.

We first allocated $71.6 million of the consideration to equity based on the fair value of our common stock Novartis purchased. Next, we allocated the remaining consideration of $108.4 million based on the relative stand-alone selling price of each unit of accounting as follows:

●	$64.0 million for the development services for AKCEA-APO(a)-LRx;
●	$40.1 million for the development services for AKCEA-APOCIII-LRx;
●	$1.5 million for the delivery of AKCEA-APO(a)-LRx API; and
●	$2.8 million for the delivery of AKCEA-APOCIII-LRx API.

We are recognizing the amount attributed to the development services for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx over the period of time we are performing the services, currently estimated to be through August 2018 and May 2019, respectively. We will recognize the amount attributed to the API supply as we deliver it to Novartis. We determined at the inception that all milestones under its Novartis collaboration are substantive milestones and we will recognize any future exercise of an option to license a drug under the Novartis agreement in full in the period the option is exercised. Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue and Akcea recognizes the fees as R&D expense. On a consolidated basis, the sublicense fees are eliminated.

During the three months ended March 31, 2017, we earned revenue of $9.6 million from our relationship with Novartis. Our condensed consolidated balance sheet at March 31, 2017 included deferred revenue of $98.8 million related to our relationship with Novartis.

7.	Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics, our wholly owned subsidiary. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class and/or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

We formed Akcea to develop and commercialize drugs for patients with serious cardiometabolic diseases caused by lipid disorders. Moving our lipid drugs into a company that we own ensures that our core focus at Ionis remains on innovation while allowing us to maintain control over and retain more value from our lipid drugs.

The following table shows our segment revenue and loss from operations for the three months ended March 31, 2017 and March 31, 2016 (in thousands), respectively.

March 31, 2017	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	5,211	—	—	5,211
Licensing and other royalty revenue	3,547	—	—	3,547
Total commercial revenue	8,758	—	—	8,758
R&D revenue under collaborative agreements	$143,425	$9,597	$(51,476)	$101,546
Total segment revenue	$152,183	$9,597	$(51,476)	$110,304
Income (loss) from operations	$73,832	$(59,873)	$30	$13,989

March 31, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
R&D revenue under collaborative agreements	$35,214	$—	$—	$35,214
Licensing and other royalty revenue	1,660	—	—	1,660
Total segment revenue	$36,874	$—	$—	$36,874
Loss from operations	$(38,567)	$(16,049)	$(36)	$(54,652)

The following table shows our total assets by segment at March 31, 2017 and December 31, 2016 (in thousands), respectively.
Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
March 31, 2017	$1,202,164	$132,982	$(251,150)	$1,083,996
December 31, 2016	$1,067,770	$10,684	$(165,987)	$912,467

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

Three Months Ended March 31,
	2017	2016
Partner A	59%	3%
Partner B	18%	58%
Partner C	4%	14%

Contracts receivables from one significant partner comprised approximately 92 percent of our contracts receivables at March 31, 2017. Contracts receivables from two significant partners comprised approximately 92 percent of our contracts receivables at December 31, 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position and outlook, our business, the business of Akcea Therapeutics, Inc., a wholly owned subsidiary of Ionis Pharmaceuticals, and the therapeutic and commercial potential of our technologies and products in development, including SPINRAZA, IONIS-TTRRx and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our annual report on Form 10-K for the year ended December 31, 2016, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 30 of this Report.

Overview

We are leaders in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform. Using this platform, we have developed a large, diverse and advanced pipeline of potentially first-in-class and/or best-in-class drugs that we believe can provide high value for patients with significant unmet medical needs. In this way, we believe we are fundamentally changing medicine with the goal to transform the lives of those suffering from severe, often life-threatening, diseases. The recent U.S. approval and commercial launch of SPINRAZA for pediatric and adult patients with SMA highlights our progress toward this goal. Our pipeline also contains two near-term potentially transformative medicines for two different severe and rare diseases, each with significant commercial potential, volanesorsen and IONIS-TTRRx. In the first quarter of 2017, we reported positive Phase 3 data in patients with familial chylomicronemia, or FCS. As a result, in the third quarter of 2017, we plan to file for marketing authorization for volanesorsen to treat patients with FCS. We also plan to report data from our Phase 3 study of IONIS-TTRRx in patients with FAP in the second quarter of 2017.

With FDA approval in December 2016, SPINRAZA injection became the first and only approved drug to treat pediatric and adult patients with SMA. SMA is a leading genetic cause of death in infants and toddlers that is marked by progressive, debilitating muscle weakness. In the first quarter, we earned $5.2 million in commercial revenue from SPINRAZA royalties. We anticipate that this revenue will grow as the U.S. launch progresses and Biogen obtains marketing approvals in additional countries. Biogen has filed for marketing authorization in the EU, Japan, Australia and Canada, and plans to file in other countries this year. The European Medicines Agency, or EMA, is reviewing the SPINRAZA marketing application under accelerated assessment. In April 2017, Biogen received a positive CHMP opinion for SPINRAZA recommending marketing approval with a broad indication in the EU. Biogen estimates that there are approximately 20,000 patients with SMA in the U.S., EU and Japan, with a large percentage in the United States.

Akcea Therapeutics, Inc. is our subsidiary focused on developing and commercializing volanesorsen and three other clinical-stage drugs for serious cardiometabolic diseases caused by lipid disorders, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. Each of these four drugs could potentially treat multiple patient populations. Moving these drugs into a company that we own allows us to retain substantial value from them and ensures our core focus remains on innovation. In March 2017, we and Akcea filed a registration statement with the intention of completing an initial public offering, or IPO. Akcea plans to use proceeds from an IPO to further advance its drugs and commercialization efforts. Akcea is continuing to assemble the global infrastructure to continue developing the drugs in its pipeline, to commercialize them with a focus on lipid specialists as the primary call point and to provide the specialized patient and physician support required to address rare disease patient populations.

We and Akcea are developing volanesorsen to treat two severe and rare, genetically defined diseases, FCS and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. The clinical development program for volanesorsen consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we and Akcea reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. Based on what we believe is a favorable risk benefit profile supported by data from both APPROACH and COMPASS, we and Akcea are actively preparing for marketing authorization in the U.S., Europe and Canada in the third quarter of 2017. We estimate that FCS and FPL each affect 3,000 to 5,000 patients globally. If approved, we plan to commercialize volanesorsen for both FCS and FPL through Akcea.

IONIS-TTRRx is potentially a first-in-class and best-in-class drug for the treatment of all forms of transthyretin, or TTR, amyloidosis, a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. We are evaluating IONIS-TTRRx in an ongoing Phase 3 study, NEURO-TTR, in patients with FAP. More than half of these patients also have TTR amyloid cardiomyopathy. As part of our Phase 3 study, we are evaluating cardiomyopathy in this subset of patients by cardiac imaging and biomarkers which will provide data on cardiovascular endpoints. Together the polyneuropathy and cardiomyopathy forms of TTR amyloidosis represent a large commercial opportunity for IONIS-TTRRx. We plan to report data from the NEURO-TTR study in the second quarter of 2017. We and GSK, our partner for IONIS-TTRRx, are preparing to file for marketing authorization. GSK is preparing to commercialize IONIS-TTRRx.

In addition to our Phase 3 programs, we have a pipeline of drugs with the potential to be first-in-class and/or best-in-class drugs to treat patients with diseases that have inadequate treatment options. We are addressing a broad spectrum of diseases from common diseases affecting millions, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease, to rare diseases, such as amyotrophic lateral sclerosis and Huntington’s disease. Our pipeline has over a dozen drugs in Phase 2 development, many of which we believe have the potential to be significant commercial opportunities. In particular, IONIS-FXIRx and AKCEA-APO(a)-LRx represent the value we have created. IONIS-FXIRx is the first antithrombotic drug in development that has shown it can decrease the risk of blood vessel obstruction caused by a blood clot without increasing bleeding risk. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. AKCEA-APO(a)-LRx is the first and only drug in clinical development designed to selectively and robustly lower Lp(a), a key driver of cardiovascular disease. We believe that addressing Lp(a) is the next important horizon in lipid-focused cardiovascular disease treatment. In March 2017, Akcea initiated a Phase 2b study of AKCEA-APO(a)-LRx in patients with elevated Lp(a).

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

Through our partnerships, we have created a broad and sustaining base of potential R&D revenue in the form of license fees, upfront payments and milestone payments while spending prudently to advance our pipeline and technology. We have the potential to earn nearly $13 billion in future milestone payments and licensing fees from our current partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through royalty arrangements. With the approval of SPINRAZA in the U.S., we added commercial revenue from SPINRAZA royalties to our existing R&D revenue base. Looking forward, we have the potential to increase our commercial revenue from SPINRAZA royalties as the launch progresses and if SPINRAZA is approved in additional countries. We also have the potential to further increase our commercial revenue with volanesorsen sales and IONIS-TTRRx royalties. We believe we have the key elements in place to achieve sustained long-term financial growth, including multiple drivers of revenue; a mature, broad and rapidly-advancing clinical pipeline; a partnership strategy that leverages partner resources; and an innovative drug technology that we continue to deploy across a range of therapeutic areas to address both rare and large patient populations.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenue	$110,304	$36,874
Total operating expenses	$96,315	$91,526
Income (loss) from operations	$13,989	$(54,652)
Net income (loss)	$3,468	$(62,917)

For the first three months of 2017 we earned net income of $3.5 million, compared to a net loss of $62.9 million for the same period in 2016. Our net income was driven by the substantial revenue we earned. In the first quarter of 2017, we added $5.2 million of commercial revenue from SPINRAZA royalties to our strong base of R&D revenue of over $100 million.

Our operating expenses were relatively flat year over year. As this year progresses, we expect a shift between categories. We anticipate R&D expenses to decrease as our Phase 3 programs wind down. We expect selling, general and administrative expenses to increase as Akcea continues to prepare to launch volanesorsen. Because of the efficiency of our technology, even with our projected declining R&D expenses this year, we will continue to advance our earlier stage drugs and add new drugs to our pipeline.

Recent Events

Our Corporate and Drug Development Highlights (Q1 2017 and subsequent activities)

Recent SPINRAZA Accomplishments:
●	Biogen reported $47 million from sales of SPINRAZA in the first quarter.
●	Biogen received a positive CHMP opinion for SPINRAZA, recommending marketing approval with a broad indication in the EU.
●	We and Biogen reported positive data at AAN from the CHERISH and NURTURE studies as well as encore data from the ENDEAR study.
o	CHERISH data from an end of study analysis in non-ambulatory patients with later-onset SMA (consistent with Type 2) demonstrated:
◾	A highly statistically significant and clinically meaningful improvement in motor function scores in SPINRAZA-treated patients compared to untreated patients.
◾	Attainment of new motor milestones and upper limb motor function consistently in favor of SPINRAZA-treated patients.
◾	A favorable safety profile with no discontinuations due to adverse events.
o	Data from an interim analysis of the NURTURE study in pre-symptomatic infants with genetically diagnosed SMA demonstrated that at the time of the interim analysis:
◾ All infants were alive without the need for permanent ventilation.
◾	Most infants achieved new motor milestones on essentially the same timeline as would be expected of a healthy infant.
◾ No infants discontinued or withdrew from the study due to adverse events, and no new safety concerns were identified.

Recent Corporate and Pipeline Accomplishments:
●	We received more than $290 million in cash from partners in the first quarter of 2017.
●	In April, we received $75 million from Bayer to advance both IONIS-FXIRx and its LICA follow on, IONIS-FXI-LRx.
●	GSK initiated Phase 2 studies of IONIS-HBVRx and the LICA follow on, IONIS-HBV-LRx.
●	We initiated a Phase 1 study of IONIS-AGT-LRx, a wholly owned generation 2.0+ LICA drug, in patients with treatment resistant hypertension.
●	We published papers in Nature Biotechnology on the mechanism of action for antisense drugs that significantly expand therapeutic opportunities for the technology.
●
We published a paper in Nucleic Acid Therapeutics on the analysis of its Integrated Safety Database, which demonstrated no class generic effect of 2'-O-methoxyethyl-modified antisense oligonucleotides on platelet numbers and function.

●	Our CEO, Dr. Stanley Crooke, received the E. B. Hershberg Award from the American Chemical Society

Recent Akcea Accomplishments:
●
We and Akcea reported that volanesorsen achieved its primary endpoint in the Phase 3 APPROACH study, demonstrating robust reductions in triglycerides and reduced incidence of pancreatitis attacks and reduced frequency and severity of abdominal pain.

●	We and Akcea initiated a strategic collaboration with Novartis worth up to more than $1 billion plus royalties for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx.
●	Akcea initiated a Phase 2b study of AKCEA-APO(a)-LRx in patients with elevated Lp(a).
●	Akcea filed a registration statement with the intention of completing an initial public offering.
●	Top-line data from the Phase 3 APPROACH study of volanesorsen were presented at the 2017 European Atherosclerosis Society congress.
●	Akcea published interim data in Expert Review of Cardiovascular Therapy from the IN-FOCUS survey that was commissioned to quantify the burden of FCS on patients and the healthcare system.

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

●	Assessing the propriety of revenue recognition and associated deferred revenue;
●	Determining the proper valuation of investments in marketable securities and other equity investments;
●	Determining the appropriate cost estimates for unbilled preclinical and clinical development activities; and
●	Estimating our net deferred income tax asset valuation allowance.

These critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these critical accounting policies and estimates.

For the first quarter of 2017, we have the following additional critical accounting policy:

●	Valuing of premiums under our and Akcea’s Novartis collaboration.

During the first quarter of 2017, we valued the premiums under the SPA agreement with Novartis. These premiums included the premium Novartis paid related to the $100 million purchase of our stock in the first quarter of 2017 and the premium we may receive related to Novartis’ potential purchase of our stock in the future. These valuations required us to use level 3 inputs, which we consider to be a critical accounting policy for our results in the first quarter of 2017.

For valuation purposes, we use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions.

We determined the fair value of the premium we received and future premium we may receive by calculating the value based on the stated premium in the SPA. We also included a lack of marketability discount when we determined the fair value of the premiums because we initially issued unregistered shares as part of the $100 million purchase and we expect to issue unregistered shares to Novartis if they purchase our common stock in the future. Additionally, for the future potential stock purchase, we estimated the probability of an Akcea IPO. We concluded the following fair values:

●	$28.4 million for the premium paid by Novartis for its purchase of our common stock in the first quarter of 2017; and
●	$5.0 million for the potential premium Novartis will pay if they purchase our common stock in the future at a premium.

See further discussion about our valuation of the potential premium in Note 4, Fair Value Measurements, in the Notes to the Consolidated Financial Statements.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2017 was $110.3 million, compared to $36.9 million for same period in 2016. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees.

Commercial Revenue

SPINRAZA Royalties

The first quarter of 2017 was the first full quarter in which we earned commercial revenue from SPINRAZA royalties. Commercial revenue from SPINRAZA royalties for the three months ended March 31, 2017 was $5.2 million.

Licensing and Other Royalty Revenue

Our revenue from licensing activities and other royalties for the three months ended March 31, 2017 was $3.5 million, compared to $1.7 million for 2016.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three months ended March 31, 2017 was $101.5 million, compared to $35.2 million for the same period in 2016. The change in our R&D revenue was primarily due to revenue from the license fee from Bayer and Akcea’s new collaboration with Novartis. Our R&D revenue for the first three months of 2017 primarily consisted of the following:

●	$65.5 million from Bayer primarily for the license of IONIS-FXI-LRx;
●	$5 million milestone payment from Biogen for validating an undisclosed neurological disease target;
●	$25.3 million from the amortization of upfront fees; and
●	$5.7 million primarily from services we performed for our partners.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $96.3 million, and were essentially flat compared to $91.5 million for the same period in 2016. As this year progresses, we expect our operating expenses to remain flat. We anticipate R&D expenses to decrease as our Phase 3 programs wind down. We expect selling, general and administrative expenses to increase as Akcea continues prepare to launch volanesorsen. Because of the efficiency of our technology, even with our projected declining R&D expenses this year, we will continue to advance our earlier stage drugs and add new drugs to our pipeline.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$60,620	$58,600
Akcea Therapeutics	66,290	12,859
Elimination of intercompany activity	(51,507)	(36)
Subtotal	75,403	71,423
Non-cash compensation expense related to equity awards	20,912	20,103
Total operating expenses	$96,315	$91,526

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2017	2016
Research, development and patent expenses	$66,516	$66,194
Non-cash compensation expense related to equity awards	16,122	14,770
Total research, development and patent expenses	$82,638	$80,964

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$54,829	$55,270
Akcea Therapeutics	63,194	10,960
Elimination of intercompany activity	(51,507)	(36)
Subtotal	66,516	66,194
Non-cash compensation expense related to equity awards	16,122	14,770
Total research, development and patent expenses	$82,638	$80,964

For the three months ended March 31, 2017, our total research, development and patent expenses were $66.5 million, and were flat, compared to $66.2 million for the same period in 2016. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended March 31,
	2017	2016
Antisense drug discovery expenses	$12,598	$11,597
Non-cash compensation expense related to equity awards	3,963	3,496
Total antisense drug discovery expenses	$16,561	$15,093

Antisense drug discovery expenses for the three months ended March 31, 2017 were $12.6 million, and, were slightly higher, compared to $11.6 million for the same period in 2016. Expenses were higher because we conducted more research activities to support our partnerships during the three months ended March 31, 2017 compared to same period in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2017	2016
SPINRAZA	$5,648	$9,402
Volanesorsen	4,259	5,414
IONIS-TTRRx	6,786	4,488
Other antisense development projects	10,417	9,884
Development overhead expenses	11,203	10,383
Total antisense drug development, excluding non-cash compensation expense related to equity awards	38,313	39,571
Non-cash compensation expense related to equity awards	7,012	6,088
Total antisense drug development expenses	$45,325	$45,659

Antisense drug development expenses were $38.3 million for the three months ended March 31, 2017, compared to $39.6 million for the same period in 2016. Expenses for the three months ended March 31, 2017 were slightly lower compared to the same period in 2016 primarily because we are winding down two of our Phase 3 programs. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we are closing out our Phase 3 volanesorsen trial in patients with FCS. We are still conducting our Phase 3 trial of IONIS-TTRRx, with data expected in the second quarter of 2017, and Akcea is conducting a Phase 3 trial of volanesorsen in patients with FPL. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$27,711	$29,257
Akcea Therapeutics	58,996	10,314
Elimination of intercompany activity	(48,394)	—
Subtotal	38,313	39,571
Non-cash compensation expense related to equity awards	7,012	6,088
Total antisense drug development expenses	$45,325	$45,659

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Manufacturing and operations expenses	$8,805	$7,996
Non-cash compensation expense related to equity awards	1,705	1,602
Total manufacturing and operations expenses	$10,510	$9,598

Manufacturing and operations expenses were $8.8 million for the three months ended March 31, 2017, compared to $8.0 million for the same period in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$8,104	$7,690
Akcea Therapeutics	3,784	306
Elimination of intercompany activity	(3,083)	—
Subtotal	8,805	7,996
Non-cash compensation expense related to equity awards	1,705	1,602
Total manufacturing and operations expenses	$10,510	$9,598

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended March 31,
	2017	2016
Personnel costs	$2,852	$2,244
Occupancy	1,878	1,852
Patent expenses	499	758
Depreciation and amortization	67	57
Insurance	346	339
Other	1,158	1,780
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	6,800	7,030
Non-cash compensation expense related to equity awards	3,442	3,584
Total R&D support expenses	$10,242	$10,614

R&D support expenses for the three months ended March 31, 2017 were $6.8 million, and were essentially flat compared to $7.0 million for the same period in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$6,416	$6,726
Akcea Therapeutics	414	340
Elimination of intercompany activity	(30)	(36)
Subtotal	6,800	7,030
Non-cash compensation expense related to equity awards	3,442	3,584
Total R&D support expenses	$10,242	$10,614

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with the pre-commercialization and commercialization activities for our drugs and costs to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of pre-commercialization, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include nominal fees we owe under our in-licensing agreements related to SPINRAZA in these costs.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$8,887	$5,229
Non-cash compensation expense related to equity awards	4,790	5,333
Total selling, general and administrative expenses	$13,677	$10,562

Selling, general and administrative expenses were $8.9 million for the three months ended March 31, 2017, and increased compared to $5.2 million for the same period in 2016 due to Akcea continuing to build out its organization. Expenses for Akcea will increase as it continues to prepare to launch volanesorsen. Also contributing to the increase were nominal fees we owe under our in-licensing agreements related to SPINRAZA. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Ionis Core	$5,791	$3,330
Akcea Therapeutics	3,096	1,899
Non-cash compensation expense related to equity awards	4,790	5,333
Total selling, general and administrative expenses	$13,677	$10,562

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended March 31,
	2017	2016
Development and patent expenses	$63,194	$10,960
General and administrative expenses	3,096	1,899
Total operating expenses, excluding non-cash compensation expense related to equity awards	66,290	12,859
Non-cash compensation expense related to equity awards	3,180	3,190
Total Akcea Therapeutics operating expenses	$69,470	$16,049

Operating expenses for Akcea were $66.3 million for the three months ended March 31, 2017, and increased compared to $12.9 million for the same period in 2016. $48.4 million of the increase in Akcea’s development expenses was for one-time sublicensing expenses related to entering into the Novartis collaboration. $33.4 million of these expenses were non-cash. Akcea will pay the remaining $15 million of sublicensing expenses to us. For future payments received under the Novartis collaboration, Akcea will pay 50 percent of these license fees, milestone payments and royalties to us as a sublicense fee. Additionally, Akcea is continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen. During the first quarter of 2017, Akcea reported positive results from its Phase 3 study of volanesorsen in patients with FCS. Akcea is preparing to file for marketing approval in the U.S., EU and Canada in the third quarter of 2017. For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea. Additionally, for each period presented, we allocated a portion of Ionis' general and administrative expenses, which are included in general and administrative expenses in the table above, to Akcea for work we performed on Akcea’s behalf. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2017 was $2.3 million, compared to $1.5 million for 2016. The increase in investment income was primarily due to a higher average cash balance, a gain on the sale of our stock in Regulus Therapeutics and an improvement in the market conditions during the three months ended March 31, 2017 compared to same period in 2016.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$7,902	$6,093
Interest expense payable in cash	1,715	1,671
Non-cash interest expense for long-term financing liability	1,675	1,672
Other	71	54
Total interest expense	$11,363	$9,490

Interest expense for the three months ended March 31, 2017 was $11.4 million and increased compared to $9.5 million for the same period in 2016. The increase was primarily non-cash expense.

Net Income (Loss) and Net Income (Loss) per Share

Net income for the three months ended March 31, 2017 was $3.5 million, compared to a net loss of $62.9 million for the same period in 2016. Basic and diluted net income per share for the three months ended March 31, 2017 was $0.03. Basic and diluted net loss per share was $0.52 for the same period in 2016. We had net income for the three months ended March 31, 2017 compared to a net loss for the same period in 2016 primarily due to increased R&D revenue and the addition of commercial revenue from SPINRAZA royalties. Our revenue fluctuates based on the nature and timing of payments under agreements with our partners.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, we have recently added commercial royalty revenue from SPINRAZA royalties. Additionally, we earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through March 31, 2017, we have earned approximately $2.2 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through March 31, 2017, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities, and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At March 31, 2017, we had cash, cash equivalents and short-term investments of $860.3 million and stockholders’ equity of $201.8 million. In comparison, we had cash, cash equivalents and short-term investments of $665.2 million and stockholders’ equity of $99.6 million at December 31, 2016. Our cash, cash equivalents and short-term investments increased in the first quarter of 2017 primarily from the $175 million we received from our new collaboration with Novartis and the more than $100 million that we earned in late 2016 and received in 2017. Our first quarter cash balance did not include the $75 million from Bayer for expanding our collaboration, which we received in April 2017.

At March 31, 2017, we had consolidated working capital of $791.8 million compared to $664.1 million at December 31, 2016. Working capital increased in 2017 primarily due to the increase in our cash, cash equivalents and short-term investments as a result of the substantial payments we received from partners during the first quarter of 2017.

As of March 31, 2017, our debt and other obligations totaled $773.1 million compared to $774.1 million at December 31, 2016.

The following table summarizes our contractual obligations as of March 31, 2017. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$720.0	$6.9	$13.9	$699.2	$—
Financing arrangements	13.3	0.3	13.0	—	—
Facility rent payments	117.3	6.6	14.0	14.8	81.9
Other obligations (principal and interest payable)	1.2	0.1	0.1	0.1	0.9
Operating leases	23.5	2.3	3.8	3.0	14.4
Total	$875.3	$16.2	$44.8	$717.1	$97.2

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At March 31, 2017, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At March 31, 2017, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Financing Arrangements

In June 2015, we entered into a five-year revolving line of credit agreement with Morgan Stanley Private Bank, National Association, or Morgan Stanley. We amended the credit agreement in February 2016 to increase the amount available for us to borrow. Under the amended credit agreement, Morgan Stanley will provide a maximum of $30 million of revolving credit for general working capital purposes. Any loans under the credit agreement have interest payable monthly in arrears at a borrowing rate based on our option of:

(i)	a floating rate equal to the one-month London Interbank Offered Rate, or LIBOR, in effect plus 1.25 percent per annum;
(ii)	a fixed rate equal to LIBOR plus 1.25 percent for a period of one, two, three, four, six, or twelve months as elected by us; or
(iii)	a fixed rate equal to the LIBOR swap rate during the period of the loan.

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of March 31, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development Facility Lease Obligation

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P. Under the lease, BioMed constructed our primary R&D facility in Carlsbad, California. The lease has an initial term of 20 years with an option to extend the lease for up to four five-year periods. Our rent under this lease is based on a percentage of the total construction costs spent by BioMed to acquire the land and build the facility. Accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability. We are depreciating the building over its economic life and we apply our rent payments, which began on January 1, 2012, against the liability over the term of the lease.
Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2017 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As part of Akcea’s formation, we made an initial cash investment of $100 million in the company to fund Akcea’s operations. In January 2017, we provided Akcea with a convertible line of credit for up to $150 million, and as of March 31, 2017 Akcea had borrowed $91 million. As Akcea continues to progress we may seek additional capital to fund Akcea’s future operating needs. As such, we may pursue various financing alternatives, like issuing shares of Ionis’ or Akcea’s stock in private or public financings, issuing Ionis or Akcea debt instruments, or securing lines of credit. We may also consider entering into collaborations specific to Akcea’s pipeline with partners to provide for additional operating cash. For example, in January 2017, we and Akcea initiated a collaboration with Novartis and we received $175 million in payments.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Associated with our Ionis Core and Akcea Therapeutics Businesses

If the market does not accept our drugs, including SPINRAZA, volanesorsen, IONIS-TTRRx and Kynamro, we are not likely to generate revenues or become consistently profitable.*

Even if our drugs are authorized for marketing, including SPINRAZA, volanesorsen, IONIS-TTRRx, and Kynamro, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes our drugs, including SPINRAZA, volanesorsen, IONIS-TTRRx and Kynamro, unaffordable.

The degree of market acceptance for our drugs, including SPINRAZA, volanesorsen, IONIS-TTRRx and Kynamro, depends upon a number of factors, including the:

●	receipt and scope of marketing authorizations;
●	establishment and demonstration in the medical and patient community of the efficacy and safety of our drugs and their potential advantages over competing products;
●	cost and effectiveness of our drugs compared to other available therapies;
●	patient convenience of the dosing regimen for our drugs; and
●	reimbursement policies of government and third-party payors.

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, we expect the product label for volanesorsen and IONIS-TTRRx will require periodic platelet monitoring, which could negatively affect our ability to attract and retain patients for these drugs. Additionally, in the clinical setting, some patients discontinued treatment with volanesorsen, including five patients who discontinued participation in the APPROACH study due to platelet count declines. While we believe Akcea can better maintain patients on volanesorsen through Akcea’s patient-centric commercial approach where it plans to have greater involvement with physicians and patients, if Akcea cannot effectively maintain patients on volanesorsen, we may not be able to generate substantial revenue from volanesorsen sales.

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

Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Other companies engage in developing antisense technology. Our competitors may succeed in developing drugs that are:

●	priced lower than our drugs;
●	reimbursed more favorably by government and other third-party payors than our drugs;
●	safer than our drugs;
●	more effective than our drugs; or
●	more convenient to use than our drugs.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, AVXS-101, RG7800, RG7916, and LMI070 could compete with SPINRAZA and metreleptin could compete with volanesorsen, patisiran, tafamadis, diflunisal, tolcapone and ALN-TTRsc02 could compete with IONIS-TTRRx and lomitapide and evolocumab could compete with Kynamro.

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

We depend on our collaboration with Biogen for the development and commercialization of SPINRAZA.

We have entered into a collaborative arrangement with Biogen to develop and commercialize SPINRAZA. We entered into this collaboration primarily to:

●	fund our development activities for SPINRAZA;
●	seek and obtain regulatory approvals for SPINRAZA; and
●	successfully commercialize SPINRAZA.

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

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.*

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

In addition, our current drugs, including SPINRAZA, volanesorsen, IONIS-TTRRx, and Kynamro, are chemically similar to each other. As a result, a safety observation we encounter with one of our drugs could have, or be perceived by a regulatory authority to have, an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of volanesorsen in patients with FPL and an ongoing open label extension study of volanesorsen in patients with FCS. Adverse events or results from these studies could negatively impact our planned marketing approval applications for volanesorsen in patients with FCS or the commercial opportunity for volanesorsen.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2017, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $201.8 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

In addition to receiving funding, we enter into collaborative arrangements with third parties to:

●	conduct clinical studies;
●	seek and obtain marketing authorization; and
●	manufacture, market and sell our drugs.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2017, we had cash, cash equivalents and short-term investments equal to $860.3 million. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, volanesorsen, IONIS-TTRRx and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	marketing approvals and successful commercial launch for SPINRAZA;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	the profile and launch timing of our drugs, including volanesorsen and IONIS-TTRRx.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2017, the market price of our common stock ranged from $19.59 to $65.34 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2017.

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

10.1
Strategic Collaboration, Option and License Agreement, dated January 5, 2017, between Akcea Therapeutics, Inc. and Novartis Pharma AG. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.2	Stock Purchase Agreement, dated January 5, 2017, between Akcea Therapeutics, Inc., Ionis Pharmaceuticals, Inc. and Novartis Pharma AG.

10.3	Amendment #1 dated February 10, 2017 between the Registrant and Bayer AG. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	May 9, 2017

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 9, 2017