Form 10-Q
period 2017-06-30
IONIS PHARMACEUTICALS INC
filed 2017-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of August 2, 2017 was 124,354,692.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

SPINRAZATM is a trademark of Biogen, Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,991	$84,685
Short-term investments	722,718	580,538
Contracts receivable	50,615	108,043
Inventories	6,504	7,489
Other current assets	51,531	17,177
Total current assets	964,359	797,932
Property, plant and equipment, net	99,677	92,845
Patents, net	21,362	20,365
Deposits and other assets	5,433	1,325
Total assets	$1,090,831	$912,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,268	$21,120
Accrued compensation	10,298	24,186
Accrued liabilities	35,878	36,013
Current portion of long-term obligations	21,476	1,185
Current portion of deferred contract revenue	110,840	51,280
Total current liabilities	191,760	133,784
Long-term deferred contract revenue	100,843	91,198
1 percent convertible senior notes	516,539	500,511
Long-term obligations, less current portion	15,095	15,050
Long-term financing liability for leased facility	51,023	72,359
Total liabilities	875,260	812,902
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 124,146,356 and 120,351,480 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	124	122
Additional paid-in capital	1,434,986	1,311,229
Accumulated other comprehensive loss	(30,372)	(30,358)
Accumulated deficit	(1,189,167)	(1,181,428)
Total stockholders’ equity	215,571	99,565
Total liabilities and stockholders’ equity	$1,090,831	$912,467

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Commercial revenue:
SPINRAZA royalties	$22,366	$—	$27,577	$—
Licensing and other royalty revenue	557	16,015	4,103	17,675
Total commercial revenue	22,923	16,015	31,680	17,675
Research and development revenue under collaborative agreements	81,229	22,455	182,776	57,670
Total revenue	104,152	38,470	214,456	75,345

Expenses:
Research, development and patent	83,506	77,573	166,144	158,536
Selling, general and administrative	22,317	9,824	35,994	20,386
Total operating expenses	105,823	87,397	202,138	178,922

Income (loss) from operations	(1,671)	(48,927)	12,318	(103,577)

Other income (expense):
Investment income	2,465	1,466	4,744	2,921
Interest expense	(11,778)	(9,625)	(23,141)	(19,115)
Other expense	—	—	(1,438)	—

Loss before income tax expense	(10,984)	(57,086)	(7,517)	(119,771)

Income tax (expense) benefit	(222)	231	(222)	(1)

Net loss	$(11,206)	$(56,855)	$(7,739)	$(119,772)

Basic and diluted net loss per share	$(0.09)	$(0.47)	$(0.06)	$(0.99)
Shares used in computing basic and diluted net loss per share	123,989	120,798	123,428	120,698

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(11,206)	$(56,855)	$(7,739)	$(119,772)
Unrealized gains (losses) on securities, net of tax	130	(10,738)	396	(13,288)
Reclassification adjustment for realized gains included in net loss	—	—	(374)	—
Currency translation adjustment	(42)	—	(36)	—

Comprehensive loss	$(11,118)	$(67,593)	$(7,753)	$(133,060)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(7,739)	$(119,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,990	3,715
Amortization of patents	802	775
Amortization of premium on investments, net	3,558	3,793
Amortization of debt issuance costs	797	601
Amortization of convertible senior notes discount	15,163	11,709
Amortization of long-term financing liability for leased facility	3,352	3,345
Stock-based compensation expense	42,170	39,364
Gain on investment in Regulus Therapeutics, Inc.	(374)	—
Non-cash losses related to patents, licensing and property, plant and equipment	129	464
Changes in operating assets and liabilities:
Contracts receivable	57,428	10,610
Inventories	985	(769)
Other current and long-term assets	(39,371)	(2,576)
Accounts payable	(10,030)	(12,436)
Accrued compensation	(13,888)	(8,624)
Accrued liabilities and deferred rent	(1,149)	(9,032)
Deferred contract revenue	69,205	(30,719)
Net cash provided by (used in) operating activities	125,028	(109,552)

Investing activities:
Purchases of short-term investments	(347,916)	(81,814)
Proceeds from the sale of short-term investments	202,475	180,158
Purchases of property, plant and equipment	(9,453)	(3,263)
Acquisition of licenses and other assets, net	(1,593)	(2,195)
Proceeds from the sale of Regulus Therapeutics stock	2,507	—
Net cash (used in) provided by investing activities	(153,980)	92,886

Financing activities:
Proceeds from equity awards	9,927	4,120
Proceeds from sale of stock to Novartis	71,640	—
Offering costs paid	(1,031)	—
Principal payments on debt and capital lease obligations	(3,278)	(3,717)
Net cash provided by financing activities	77,258	403

Net increase (decrease) in cash and cash equivalents	48,306	(16,263)
Cash and cash equivalents at beginning of period	84,685	128,797
Cash and cash equivalents at end of period	$132,991	$112,534

Supplemental disclosures of cash flow information:
Interest paid	$3,607	$3,414

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,705	$1,662
Unpaid deferred offering costs	$473	$379

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 on the same basis as the audited financial statements for the year ended December 31, 2016. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our subsidiary, Akcea Therapeutics, Inc., which we formed in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, and therefore beginning in July 2017, we no longer own 100 percent of Akcea. As of July 19, 2017, the closing of the IPO, we retained a 68 percent ownership of Akcea. Refer to Note 8, Subsequent Events, for further information related to Akcea’s IPO. Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its majority owned subsidiary, Akcea Therapeutics, Inc.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We often enter into agreements to license and sell our proprietary patent rights on an exclusive or non-exclusive basis in exchange for upfront fees, milestone payments and/or royalties. We generally recognize as revenue immediately license payments with stand-alone value when the license is delivered and for which we are reasonably assured of collecting the resulting receivable. We recognize royalty revenue in the period in which the counterparty sells the related product, unless we are unable to obtain information to estimate the royalty. For example, for the first half of 2017 we recorded SPINRAZA royalty revenue of $27.6 million.

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

We concluded that the February 2017 amendment should be evaluated with the undelivered elements of the original agreement as a single new arrangement. Under the amendment, there was a substantial increase in the consideration we are eligible to receive and a significant change in the deliverables we will provide to Bayer. As a result, we evaluated our original and 2017 amended agreements with Bayer together to determine our deliverables. We concluded that the 2017 amendment did not impact the items we already delivered to Bayer.

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

We determined that the allocable arrangement consideration for the Bayer 2017 amended agreement was $76.3 million, comprised of the $75 million we received as part of the amendment and the remaining amount of the $100 million upfront payment we had not yet recognized into revenue, related to the undelivered API. We allocated the consideration based on the relative BESP of each unit of accounting. We engaged a third party, independent valuation specialist to assist us with determining BESP. We estimated the selling price of the license granted for IONIS-FXI-LRx by using the relief from royalty method. Under this method, we estimated the amount of income, net of taxes, for IONIS-FXI-LRx. We then discounted the projected income to present value. The significant inputs we used to determine the projected income of the license included:

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

Timing of revenue recognition

We recognize revenue as we deliver each item under the arrangement and the related revenue is realizable and earned. For example, we recognized revenue for the exclusive license we granted Bayer for IONIS-FXI-LRx in the first quarter of 2017 because that was when we delivered the license. We also recognize revenue over time as we provide services. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate our period of performance at the inception of the agreement when the agreements we enter into do not clearly define such information. We then recognize revenue from development services ratably over such period. In certain instances, the period of performance may change as the development plans for our drugs progress. If our estimates and judgments change over the course of our collaboration agreements, it may affect the timing and amount of revenue that we recognize in future periods. Any changes in estimates are recognized on a prospective basis.

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

Multiple agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement. For example, in the first quarter of 2017, we and Akcea entered into two separate agreements with Novartis at the same time: a collaboration agreement and a stock purchase agreement, or SPA.

Akcea entered into a collaboration agreement with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Akcea received a $75 million upfront payment. For each drug, Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and delivering API. Under the collaboration agreement, Novartis has an exclusive option to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. If Novartis exercises an option for one of these drugs, Novartis will pay Akcea a license fee and will assume all further global development, regulatory and commercialization activities for the licensed drug. Akcea is also eligible to receive a development milestone payment, milestone payments if Novartis achieves pre-specified regulatory milestones, commercial milestones and tiered royalties on net sales from each drug under the collaboration.

Under the SPA, Novartis purchased 1.6 million shares of Ionis’ common stock for $100 million in the first quarter of 2017 and paid a premium over the weighted average trading price at the time of purchase. Additionally, the SPA required Novartis to purchase an additional $50 million of common stock in the future, as part of Akcea’s IPO in July 2017. The purchase of Akcea’s common stock was at the IPO price.

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

We have equity investments in privately and publicly held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2017, we held ownership interests of less than 20 percent in each of the respective companies.

We account for our equity investments in publicly held companies at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock of these publicly-held companies as a separate component of comprehensive income (loss). At June 30, 2017, we held equity investments in one publicly held company, Antisense Therapeutics Limited. We account for equity investments in privately held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. At June 30, 2017, we held cost method investments in four companies, Atlantic Pharmaceuticals Limited, Kastle Therapeutics, Dynacure SAS and Suzhou Ribo Life Science CO. Realization of our equity position in these private companies is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the six months ended June 30, 2017 and 2016. Total inventory was $6.5 million and $7.5 million as of June 30, 2017 and December 31, 2016, respectively.

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

For the three and six months ended June 30, 2017 and 2016, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1 percent convertible senior notes;
●	2¾ percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

Accumulated other comprehensive loss

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance accumulated other comprehensive loss	$(30,460)	$(16,115)	$(30,358)	$(13,565)
Unrealized gains (losses) on securities (1)	130	(10,738)	396	(13,288)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(374)	—
Currency translation adjustment	(42)	—	(36)	—
Net current period other comprehensive income (loss)	88	(10,738)	(14)	(13,288)
Ending balance accumulated other comprehensive loss	$(30,372)	$(26,853)	$(30,372)	$(26,853)

(1)	There was no tax expense or benefit related to elements of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.

Convertible debt

We account for convertible debt instruments, including our 1 percent and 2¾ percent notes that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If no similar debt instrument exists, we estimate fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

We assigned a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording our debt at a discount. We are amortizing our debt issuance costs and debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method.

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics, our subsidiary. In July 2017, Akcea completed an IPO and therefore, beginning in July 2017, we no longer own 100 percent of Akcea. We have retained approximately 68 percent ownership of Akcea. Refer to Note 8, Subsequent Events, for further information related to Akcea’s IPO. Our reportable segments remain unchanged as a result of Akcea’s IPO. Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We use judgments and estimates in determining the allocation of shared expenses to the two segments.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.8%	1.5%
Dividend yield	0.0%	0.0%
Volatility	66.1%	58.4%
Expected life	4.5 years	4.5 years

ESPP:
	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	0.7%	0.5%
Dividend yield	0.0%	0.0%
Volatility	66.5%	69.4%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2017 was $47.85 per share.

We did not grant stock options or RSUs to our Board of Directors during the six months ended June 30, 2017 and 2016.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands).  Our consolidated non-cash stock-based compensation expense includes $3.9 million and $3.1 million of stock-based compensation expense for Akcea employees for the three months ended June 30, 2017 and 2016, respectively, and $7.1 million and $6.3 million of stock-based compensation expense for Akcea employees for the six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research, development and patent	$16,140	$14,492	$32,262	$29,262
Selling, general and administrative	5,118	4,768	9,908	10,102
Total non-cash stock-based compensation expense	$21,258	$19,260	$42,170	$39,364

As of June 30, 2017, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $85.9 million and $21.7 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 1.6 years, respectively.

Amendment to equity plan

In May 2017, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan to increase the total number of shares reserved for issuance under the plan from 11 million to 16 million shares.

Income taxes

In interim periods when a small change in forecasted information results in a significant change to our estimated annual effective tax rate and our income tax expense or benefit for an interim period, a discrete effective tax rate method may provide a more reliable estimate. The discrete method of calculating our estimated effective tax rate and our income tax expense or benefit uses actual results for the interim period(s), instead of forecasted information.

For the second quarter of 2017, we used the discrete effective tax rate method to calculate our income tax expense.  We determined that using the discrete effective tax rate method would provide a more reliable estimate than applying the annual effective tax rate method to our year-to-date loss.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. Under the current accounting guidance, we recognize revenue from milestone payments we earn under the milestone method. Under the new guidance, the milestone method of revenue recognition is eliminated. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as originally issued is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. In July 2015, the FASB issued updated accounting guidance to allow for an optional one year deferral from the original effective date. As a result, we will adopt this guidance beginning on January 1, 2018. We plan to adopt this guidance under the full retrospective approach, meaning we will apply the guidance to all periods presented. We have a significant number of collaborations that we will present in our financial statements upon adoption. We are currently assessing the impact the adoption will have on our consolidated financial statements and disclosures. Although we have completed this assessment for some agreements, we will not be able to conclude on the overall impact to our consolidated financial statements until we have reviewed every agreement, as the impact to each agreement may be different.

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

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which will require us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases, similar to current accounting guidance. We will record expense for operating type leases on a straight-line basis as an operating expense and we will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect our leases on our consolidated balance sheet for the earliest comparative period presented. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

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

In May 2017, the FASB issued clarifying guidance related to the accounting for modifications of share-based payment awards. The new guidance is meant to clarify when modification accounting is required. We early adopted this guidance in these financial statements for the quarter ended June 30, 2017 and it did not have an effect on our consolidated financial statements and disclosures.

3.	Investments

As of June 30, 2017, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2017:

One year or less	69%
After one year but within two years	20%
After two years but within three and a half years	11%
Total	100%

As illustrated above, at June 30, 2017, 89 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At June 30, 2017, we had an ownership interest of less than 20 percent in four private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Kastle Therapeutics, Dynacure SAS and Suzhou Ribo Life Science CO and the publicly-traded company is Antisense Therapeutics Limited. We account for equity investments in the privately-held companies under the cost method of accounting and we account for equity investments in the publicly-traded company at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
June 30, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$369,416	$27	$(360)	$369,083
Debt securities issued by U.S. government agencies	63,125	—	(98)	63,027
Debt securities issued by the U.S. Treasury (2)	28,295	—	(25)	28,270
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	43,528	12	(122)	43,418
Other municipal debt securities	3,000	—	(2)	2,998
Total securities with a maturity of one year or less	507,364	39	(607)	506,796
Corporate debt securities	159,233	42	(674)	158,601
Debt securities issued by U.S. government agencies	19,181	—	(108)	19,073
Debt securities issued by the U.S. Treasury	—	—	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states	49,957	—	(336)	49,621
Total securities with a maturity of more than one year	228,371	42	(1,118)	227,295
Total available-for-sale securities	$735,735	$81	$(1,725)	$734,091

		Gross Unrealized
December 31, 2016	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$195,087	$25	$(161)	$194,951
Debt securities issued by U.S. government agencies	26,548	—	(10)	26,538
Debt securities issued by the U.S. Treasury	29,298	2	(14)	29,286
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	72,775	2	(134)	72,643
Total securities with a maturity of one year or less	323,708	29	(319)	323,418
Corporate debt securities	202,408	36	(1,174)	201,270
Debt securities issued by U.S. government agencies	28,807	1	(167)	28,641
Debt securities issued by states of the U.S. and political subdivisions of the states	36,816	1	(349)	36,468
Total securities with a maturity of more than one year	268,031	38	(1,690)	266,379
Total available-for-sale securities	$591,739	$67	$(2,009)	$589,797
Equity securities:
Regulus Therapeutics Inc.	$2,133	$281	$—	$2,414
Total equity securities	$2,133	$281	$—	$2,414
Total available-for-sale and equity securities	$593,872	$348	$(2,009)	$592,211

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at June 30, 2017 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	354	$423,899	$(1,001)	$18,197	$(33)	$442,096	$(1,034)
Debt securities issued by U.S. government agencies	42	81,100	(206)	—	—	81,100	(206)
Debt securities issued by the U.S. Treasury	4	25,772	(25)	—	—	25,772	(25)
Debt securities issued by states of the U.S. and political subdivisions of the states	74	83,078	(385)	2,687	(73)	85,765	(458)
Other municipal debt securities	1	2,998	(2)	—	—	2,998	(2)
Total temporarily impaired securities	475	$616,847	$(1,619)	$20,884	$(106)	$637,731	$(1,725)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the six months ended June 30, 2017, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at June 30, 2017 and December 31, 2016 that are regularly measured and carried at fair value. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$113,466	$113,466	$—
Corporate debt securities (2)	527,684	—	527,684
Debt securities issued by U.S. government agencies (3)	82,100	—	82,100
Debt securities issued by the U.S. Treasury (4)	28,270	28,270	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	93,039	—	93,039
Other municipal debt securities (3)	2,998	—	2,998
Total	$847,557	$141,736	$705,821

	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$54,137	$54,137	$—
Corporate debt securities (3)	396,221	—	396,221
Debt securities issued by U.S. government agencies (3)	55,179	—	55,179
Debt securities issued by the U.S. Treasury (3)	29,286	29,286	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	109,111	—	109,111
Investment in Regulus Therapeutics Inc.	2,414	2,414	—
Total	$646,348	$85,837	$560,511

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)
At June 30, 2017, $7.5 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

(4)
At June 30, 2017, $2.5 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)
At June 30, 2017 and December 31, 2016, $1.4 million and $9.3 million, respectively, was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Novartis Future Stock Purchase

In January 2017, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or in our common stock at a premium if an IPO did not occur by April 2018. Therefore, at the inception of the SPA, we recorded a $5.0 million asset representing the fair value of the potential future premium we could have received if Novartis purchased our common stock. We determined the fair value of the future premium by calculating the value based on the stated premium in the SPA and estimating the probability of an Akcea IPO. We also included a lack of marketability discount when we determined the fair value of the premium because we would have issued unregistered shares to Novartis if they had purchased our common stock. We measured this asset using Level 3 inputs and recorded it in other assets on our condensed consolidated balance sheet. At the end of the first and second quarters of 2017 prior to Akcea’s IPO, we reassessed the fair value of this asset. We recorded an adjustment to other income/expense on our condensed consolidated statement of operations for the change in value. As a result of Akcea’s IPO closing in July 2017, we will write-off the remaining balance to other expense on our third quarter 2017 condensed consolidated statement of operations.

The following is a reconciliation of the potential premium we would have received if Akcea had not completed its IPO, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 (in thousands):

Beginning balance of Level 3 asset (at December 31, 2016)	$—
Value of the potential premium we will receive from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment during the six months ended June 30, 2017	(1,438)
Ending balance of Level 3 asset (at June 30, 2017)	$3,597

At December 31, 2016 we did not have any financial instruments that were valued using Level 3 inputs.

Convertible Notes

Our 1 percent notes had a fair value of $730.4 million at June 30, 2017. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of June 30, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

6. Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first half of 2017 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat pediatric and adult patients with SMA. Additionally, we and Biogen are currently developing five other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx for ALS, IONIS-MAPTRx (formerly IONIS-BIIB4Rx) for Alzheimer’s disease and IONIS-BIIB5Rx, IONIS-BIIB6Rx and IONIS-BIIB7Rx to treat undisclosed neurodegenerative diseases. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. From inception through June 2017, we have received over $560 million from our Biogen collaborations.

During the three and six months ended June 30, 2017, we earned revenue of $79.1 million and $99.4 million from our relationship with Biogen, respectively. Our revenue for the six months ended June 30, 2017 included $27.6 million in royalties for sales of SPINRAZA, a $50 million milestone payment we earned in the second quarter of 2017 from the EU approval of SPINRAZA and a $5 million milestone payment we earned in the first quarter of 2017 for validation of an undisclosed neurological disease target. Additionally, in July 2017 we earned a $10 million milestone payment for validating an undisclosed neurological disease target under our Strategic Neurology collaboration. As a result of earning these milestone payments, our next potential milestone payment has changed for our SPINRAZA and Strategic Neurology collaborations. Under our SPINRAZA collaboration, we will earn the next milestone payment of $40 million upon determination of pricing in Japan. Under our Strategic Neurology collaboration, we will earn the next milestone payment of up to $2 million if we advance a program under this collaboration. Our revenue from Biogen represented 76 percent and 46 percent of our total revenue for the three and six months ended June 30, 2017, respectively. In comparison, we earned revenue of $9.4 million and $30.7 million for the same periods in 2016, which represented 25 percent and 41 percent of our total revenue for those periods. Our condensed consolidated balance sheet at June 30, 2017 included deferred revenue of $52.1 million related to our relationship with Biogen.

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

In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. In conjunction with the decision to advance these programs, we received a $75 million payment from Bayer. We recorded revenue of $64.9 million related to the license for IONIS-FXI-LRx in February 2017 and we are recognizing the remaining amount over the period we are performing the ongoing development activities for IONIS-FXI-LRx and IONIS-FXIRx through May 2019. We plan to conduct a Phase 2b study evaluating IONIS-FXIRx in patients with end-stage renal disease on hemodialysis to finalize dose selection. Additionally, we plan to rapidly develop IONIS-FXI-LRx through Phase 1. Following these studies and Bayer's decision to further advance these programs, Bayer will be responsible for all global development, regulatory and commercialization activities for both drugs. We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of our collaboration, we are eligible to receive up to $385 million in license fees, substantive milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. From inception through June 2017, we have received over $175 million from our Bayer collaboration. We will earn the next milestone payment of $10 million if we advance a program under this collaboration.

During the three and six months ended June 30, 2017, we earned revenue of $1.2 million and $66.7 million from our relationship with Bayer, respectively, which represented one percent and 31 percent of our total revenue for those periods, respectively. In comparison, we earned revenue of $3.7 million and $5.0 million for the same periods in 2016, which represented ten percent and 7 percent of our total revenue for those periods, respectively. Our condensed consolidated balance sheet at June 30, 2017 included $9.7 million of deferred revenue related to our relationship with Bayer.

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

Akcea received a $75 million upfront payment in the first quarter of 2017, of which it retained $60 million and paid us $15 million as a sublicense fee. If Novartis exercises its option for a drug, Novartis will pay Akcea a license fee equal to $150 million for each drug it licenses. In addition, for AKCEA-APO(a)-LRx, Akcea is eligible to receive up to $600 million in substantive milestone payments, including $25 million for the achievement of a development milestone, up to $290 million for the achievement of regulatory milestones and up to $285 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, Akcea is eligible to receive up to $530 million in substantive milestone payments, including $25 million for the achievement of a development milestone, up to $240 million for the achievement of regulatory milestones and up to $265 million for the achievement of commercialization milestones. Akcea plans to co-commercialize any licensed drug commercialized by Novartis in selected markets, under terms and conditions that it plans to negotiate with Novartis in the future, through the specialized sales force Akcea is building to commercialize volanesorsen. Following Novartis’ exercise of its option for either drug, Akcea will earn the next milestone payment of $25 million if Novartis advances the Phase 3 study for either drug. Akcea is also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea will pay 50 percent of these license fees, milestone payments and royalties to us as a sublicense fee.

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

In conjunction with this collaboration, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or in our common stock at a premium if an IPO did not occur by April 2018.

To determine the amount of revenue to recognize under our agreements with Novartis, we first concluded that we would account for the collaboration and SPA agreements as a single multiple element arrangement. We next identified four separate units of accounting under the arrangement, each with stand-alone value:

●	Development services for AKCEA-APO(a)-LRx;
●	Development services for AKCEA-APOCIII-LRx;
●	API for AKCEA-APO(a)-LRx; and
●	API for AKCEA-APOCIII-LRx.

We then determined the total consideration under the arrangement was $180.0 million, which included the following:

●	$75 million from the upfront payment;
●
$100 million from our common stock Novartis purchased under the SPA, including $28.4 million for the premium paid by Novartis for its purchase of our common stock at a premium in the first quarter of 2017; and

●	$5.0 million for the potential premium Novartis would have paid if they purchased our common stock in the future.

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

We are recognizing the amount attributed to the development services for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx over the period of time we are performing the services, currently estimated to be through November 2018 and June 2019, respectively. We will recognize the amount attributed to the API supply as we deliver it to Novartis. We determined at the inception that all milestones under its Novartis collaboration are substantive milestones and we will recognize any future exercise of an option to license a drug under the Novartis agreement in full in the period the option is exercised. Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue and Akcea recognizes the fees as R&D expense. On a consolidated basis, the sublicense fees are eliminated.

During the three and six months ended June 30, 2017, we earned revenue of $14.1 million and $23.7 million from our relationship with Novartis, respectively, which represented 14 percent and 11 percent of our total revenue for that period, respectively. Our condensed consolidated balance sheet at June 30, 2017 included deferred revenue of $84.7 million related to our relationship with Novartis.

7.	Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics, our subsidiary. In July 2017, Akcea completed an IPO and therefore beginning in July 2017, we no longer own 100 percent of Akcea. We have retained approximately 68 percent ownership of Akcea. Refer to Note 8, Subsequent Events, for further information related to Akcea’s IPO. Our reportable segments remain unchanged as a result of Akcea’s IPO. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class and/or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders.

The following table shows our segment revenue and income (loss) from operations for the three and six months ended June 30, 2017 (in thousands), respectively.

Three Months Ended June 30, 2017	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$22,366	$—	$—	$22,366
Licensing and other royalty revenue	557	—	—	557
Total commercial revenue	22,923	—	—	22,923
R&D revenue under collaborative agreements	70,031	14,128	(2,930)	81,229
Total segment revenue	$92,954	$14,128	$(2,930)	$104,152
Total operating expenses	$83,381	$25,402	$(2,960)	$105,823
Income (loss) from operations	$9,573	$(11,274)	$30	$(1,671)

Three Months Ended June 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
R&D revenue under collaborative agreements	$22,455	$—	$—	$22,455
Licensing and other royalty revenue	16,015	—	—	16,015
Total segment revenue	$38,470	$—	$—	$38,470
Total operating expenses	$72,622	$14,805	$(30)	$87,397
Loss from operations	$(34,152)	$(14,805)	$30	$(48,927)

Six Months Ended June 30, 2017	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$27,577	$—	$—	$27,577
Licensing and other royalty revenue	4,103	—	—	4,103
Total commercial revenue	31,680	—	—	31,680
R&D revenue under collaborative agreements	213,457	23,725	(54,406)	182,776
Total segment revenue	$245,137	$23,725	$(54,406)	$214,456
Total operating expenses	$161,733	$94,872	$(54,467)	$202,138
Income (loss) from operations	$83,405	$(71,147)	$60	$12,318

Six Months Ended June 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
R&D revenue under collaborative agreements	$57,670	$—	$—	$57,670
Licensing and other royalty revenue	17,675	—	—	17,675
Total segment revenue	$75,345	$—	$—	$75,345
Total operating expenses	$148,135	$30,847	$(60)	$178,922
Loss from operations	$(72,790)	$(30,847)	$60	$(103,577)

The following table shows our total assets by segment at June 30, 2017 and December 31, 2016 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
June 30, 2017	$1,227,050	$124,104	$(260,323)	$1,090,831
December 31, 2016	$1,067,770	$10,684	$(165,987)	$912,467

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Partner A	76%	25%	46%	41%
Partner B	14%	0%	11%	0%
Partner C	1%	10%	31%	7%
Partner D	0%	39%	0%	20%

Contracts receivables from one significant partner comprised approximately 99 percent of our contracts receivables at June 30, 2017. Contracts receivables from two significant partners comprised approximately 92 percent of our contracts receivables at December 31, 2016.

8.	Subsequent Events

In July 2017, Akcea completed an IPO. Akcea raised $193.8 million of aggregate gross proceeds from the IPO, including $50 million from a private placement by Novartis. Akcea’s net proceeds were $182.4 million. As part of Akcea’s IPO, we invested $25.0 million. In conjunction with the IPO, our series A convertible preferred stock converted into common stock. Additionally, Akcea’s borrowings under its line of credit with us converted into common stock. As a result, we retained approximately 68 percent ownership in Akcea. Beginning in our third quarter of 2017, we will adjust our financial statements to reflect the non-controlling interest that we no longer own in Akcea.

Additionally, in July 2017, we purchased the building that houses our primary R&D facility and the building that houses our primary manufacturing facility for $79.4 million and $14.0 million, respectively. In conjunction with the purchase of the buildings we obtained a $51.3 million mortgage for our primary R&D facility with an interest rate of 3.88 percent and a $9.1 million mortgage for our primary manufacturing facility with an interest rate of 4.2 percent. Both mortgages mature in August 2027. We will record the impact of these transactions in our third quarter results.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position and outlook, our business, the business of Akcea Therapeutics, Inc., and the therapeutic and commercial potential of our technologies and products in development, including SPINRAZA, inotersen and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our annual report on Form 10-K for the year ended December 31, 2016, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 32 of this Report.

Overview

We are leaders in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform. Using this platform, we have developed a large, diverse and advanced pipeline of potentially first-in-class and/or best-in-class drugs that we believe can provide high value for patients with significant unmet medical needs. In this way, we believe we are fundamentally changing medicine with the goal to transform the lives of those suffering from severe, often life-threatening, diseases. The recent U.S. approval and commercial launch of SPINRAZA for pediatric and adult patients with SMA highlights our progress toward this goal. Our pipeline also contains two near-term potentially transformative medicines for two different severe and rare diseases, each with significant commercial potential, volanesorsen and inotersen. In the first half of 2017, we reported positive Phase 3 data in patients with familial chylomicronemia, or FCS. In July 2017, Akcea, working closely with us, filed for marketing authorization for volanesorsen to treat patients with FCS in the EU. Akcea and we plan to file for marketing authorization in the U.S. and Canada in September 2017. We also reported positive data from our Phase 3 study of inotersen in patients with hereditary transthyretin amyloidosis with polyneuropathy, or hATTR-PN, in the second quarter of 2017. We and our partner, GSK, are preparing to file for marketing authorization for inotersen to treat patients with hATTR-PN in the U.S. and EU by the end of 2017.

With FDA approval in December 2016, SPINRAZA injection became the first and only approved drug to treat pediatric and adult patients with SMA. SMA is a leading genetic cause of death in infants and toddlers that is marked by progressive, debilitating muscle weakness. In June 2017, SPINRAZA was approved in the EU and was approved in Japan and Canada during the third quarter, and is under review in several other key countries with additional filings planned in 2017. In the first half of 2017, we earned $27.6 million in commercial revenue from SPINRAZA royalties. We also earned a $50 million milestone payment for the EU approval of SPINRAZA in the second quarter of 2017.

Akcea Therapeutics, Inc. is focused on developing and commercializing volanesorsen and three other clinical-stage drugs for serious cardiometabolic diseases caused by lipid disorders, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. Each of these four drugs could potentially treat multiple patient populations. Moving these drugs into a company that we own allows us to retain substantial value from them and ensures our core focus remains on innovation. Akcea completed its IPO in July 2017. Akcea received $182.4 million in net proceeds from the IPO and the Novartis concurrent private placement in the third quarter of 2017. We retained approximately 68 percent ownership in Akcea and we plan to continue to consolidate Akcea’s financial results in our third quarter 2017 financial statements. Akcea plans to use proceeds from its IPO to further advance its drugs and commercialization efforts. Akcea is continuing to assemble the global infrastructure to continue developing the drugs in its pipeline, to commercialize them with a focus on lipid specialists as the primary call point and to provide the specialized patient and physician support required to address rare disease patient populations.

Akcea, working closely with us, is developing volanesorsen to treat two severe and rare, genetically defined diseases, FCS and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. The clinical development program for volanesorsen consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. In July 2017, Akcea, working closely with us, filed for marketing authorization for volanesorsen in the EU and we are on track to file in the U.S. and Canada in September 2017. We estimate that FCS and FPL each affect 3,000 to 5,000 patients globally. If approved, Akcea plans to commercialize volanesorsen for both FCS and FPL.

Inotersen is potentially a first-in-class and best-in-class drug for the treatment of hereditary transthyretin amyloidosis, or hATTR, a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. We reported positive top-line data from our Phase 3 study of inotersen, NEURO-TTR, in patients with hATTR polyneuropathy, or hATTR-PN, in May 2017. More than half of these patients also have cardiomyopathy. As part of the NEURO-TTR study, we are evaluating cardiomyopathy in this subset of patients by cardiac imaging and biomarkers. We and our partner, GSK, are preparing to file for marketing authorization for inotersen to treat patients with hATTR-PN in the U.S. and EU by the end of 2017. GSK has the option to license inotersen following a review of data from the NEURO-TTR study and prior to regulatory submissions.

In addition to our Phase 3 programs, we have a pipeline of drugs with the potential to be first-in-class and/or best-in-class drugs to treat patients with diseases that have inadequate treatment options. We are addressing a broad spectrum of diseases from common diseases affecting millions, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease, to rare diseases, such as amyotrophic lateral sclerosis and Huntington’s disease. Our pipeline has over a dozen drugs in Phase 2 development, many of which we believe have the potential to be significant commercial opportunities. In particular, IONIS-FXIRx and AKCEA-APO(a)-LRx represent the value we have created. IONIS-FXIRx is the first antithrombotic drug in development that has shown it can decrease the risk of blood vessel obstruction caused by a blood clot without increasing bleeding risk. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. AKCEA-APO(a)-LRx is the first and only drug in clinical development designed to selectively and robustly lower Lp(a), a key driver of cardiovascular disease. We believe that addressing Lp(a) is the next important horizon in lipid-focused cardiovascular disease treatment. In March 2017, Akcea and we initiated a Phase 2b study of AKCEA-APO(a)-LRx in patients with elevated Lp(a).

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

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$104,152	$38,470	$214,456	$75,345
Total operating expenses	$105,823	$87,397	$202,138	$178,922
Income (loss) from operations	$(1,671)	$(48,927)	$12,318	$(103,577)
Net loss	$(11,206)	$(56,855)	$(7,739)	$(119,772)

For the first half of 2017 we had a net loss of $7.8 million, compared to net loss of $119.8 million for the same period in 2016. Our net loss declined significantly due to the substantial revenue we earned. In the first half of 2017, we added $27.6 million of commercial revenue from SPRINRAZA royalties. These royalties were primarily from sales in the U.S. Additionally, we earned R&D revenue of $182.8 million, including a $50 million milestone payment we earned for the EU approval of SPINRAZA.

    Our operating expenses for the three and six months ended June 30, 2017 were $105.8 million and $202.1 million, respectively, and increased compared to $87.4 million and $178.9 million for the same periods in 2016. The increase in operating expenses was primarily due to higher SG&A expenses as Akcea prepares to commercialize volanesorsen globally next year and from fees we owe under our in-licensing agreements related to SPINRAZA.

Recent Events

Our Drug and Corporate Development Highlights (Q2 2017 and subsequent activities)

Recent SPINRAZA Accomplishments:

●	Biogen reported more than $200 million from sales of SPINRAZA in the second quarter.
●	The European Commission granted marketing authorization for SPINRAZA for the treatment of 5q SMA in the EU, representing approximately 95% of all SMA cases in the EU.
●	SPINRAZA has begun selling in Germany and the Nordics, with additional country rollouts planned through 2018.
●	We earned a $50 million milestone payment from Biogen for the approval of SPINRAZA in the EU.
●	SPINRAZA was also approved in Japan, for which we are eligible to receive a $40 million milestone payment upon determination of pricing in Japan.
●	SPINRAZA was approved in Canada.

Recent Corporate and Pipeline Accomplishments:

●	Inotersen met both co-primary endpoints with a high degree of statistical significance in the Phase 3 NEURO-TTR study.
●
Our Phase 1/2a study of IONIS-HTTRx, which is partnered with Roche, completed enrollment, with data anticipated around year-end 2017 or early 2018. We also announced that we plan to initiate an open-label extension study for IONIS-HTTRx in the second half of 2017.

●	We initiated Phase 1 studies for three LICA drugs, including IONIS-GHR-LRx, IONIS-AGT-LRx and IONIS-TMPRSS6-LRx.
●	IONIS-BIIB7Rx marked the seventh neurological disease program under our Biogen collaboration for neurodegenerative diseases to enter development.
●	We entered a collaboration and license agreement with Suzhou Ribo Life Science Co., Ltd. (Ribo) to develop and commercialize RNA-targeted therapeutics in China.
●	We advanced two wholly owned drugs in our neurological disease franchise.
●	We, in collaboration with Dynacure, published in Nature Communications preclinical results evaluating antisense drugs targeting DNM2 for the treatment of centronuclear myopathy.
●	Preclinical data demonstrating the potential of IONIS-KRAS-2.5Rx in cancer were published in Science Translational Medicine.
●	We purchased the buildings that house our research and development activities and our manufacturing suites, which should allow us to realize significant cash and interest expense savings.

Recent Akcea Accomplishments:

●	Akcea, working closely with Ionis, filed for marketing authorization for volanesorsen for the treatment of FCS in the EU.
●	Akcea raised over $190 million in its IPO and the concurrent strategic investment by Novartis.
o	The underwriters for Akcea’s IPO exercised their full overallotment option to purchase additional shares.
●	Akcea and we published key preclinical findings with angiopoietin-like 3 (ANGPTL3)-targeting drugs and Phase 1/2 clinical study results with AKCEA-ANGPTL3-LRx in the New England Journal of Medicine.

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

For the first quarter of 2017, we added the following additional critical accounting policy:

●	Valuing premiums under our and Akcea’s Novartis collaboration.

During the first quarter of 2017, we valued the premiums under the SPA agreement with Novartis. These premiums included the premium Novartis paid related to the $100 million purchase of our stock in the first quarter of 2017 and the premium we could have received related to Novartis’ potential purchase of our stock. These valuations required us to use level 3 inputs, which we consider to be a critical accounting policy for our results in the first half of 2017.

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

We determined the fair value of the premium we received and future premium we could have received by calculating the value based on the stated premium in the SPA. We also included a lack of marketability discount when we determined the fair value of the premiums because we initially issued unregistered shares as part of the $100 million purchase and we would have issued unregistered shares to Novartis if they purchase our common stock. Additionally, for the future potential stock purchase, we estimated the probability of an Akcea IPO. At the inception of the agreements, we concluded the following fair values:

●	$28.4 million for the premium paid by Novartis for its purchase of our common stock in the first quarter of 2017; and
●	$5.0 million for the potential premium Novartis would have paid if they purchased our common stock in the future at a premium.

At the end of the first and second quarter of 2017, we reassessed the fair value of this asset and as necessary, we recorded an adjustment to other income/expense on our condensed consolidated statement of operations for the change in value. See further discussion about our valuation of the potential premium in Note 4, Fair Value Measurements, in the Notes to the Consolidated Financial Statements.

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2017 was $104.2 million and $214.5 million, compared to $38.5 million and $75.3 million for the same periods in 2016.

Commercial Revenue

SPINRAZA Royalties

The first quarter of 2017 was the first full quarter in which we earned commercial revenue from SPINRAZA royalties. Commercial revenue from SPINRAZA royalties for the three and six months ended June 30, 2017 was $22.4 million and $27.6 million, respectively.

Licensing and Other Royalty Revenue

Our revenue from licensing activities and other royalties for the three and six months ended June 30, 2017 was $0.6 million and $4.1 million, respectively, compared to $16.0 million and $17.7 million for 2016. During the second quarter of 2016 we earned $15 million from Kastle when it acquired the global rights to develop and commercialize Kynamro.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and six months ended June 30, 2017 was $81.2 million and $182.8 million, respectively, compared to $22.5 million and $57.7 million for the same periods in 2016. The change in our R&D revenue was primarily due to revenue from the license fee from Bayer and Akcea’s collaboration with Novartis. Our R&D revenue for the first half of 2017 primarily consisted of the following:

●	$66.7 million from Bayer primarily for the license of IONIS-FXI-LRx;
●$57.0 million in milestone payments from Biogen, including $50 million for the approval of SPINRAZA in the EU and $5 million for validating an undisclosed neurological disease target;
●	$52.4 million from the amortization of upfront fees; and
●	$6.7 million primarily from services we performed for our partners.

Our R&D revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2017 were $105.8 million and $202.1 million, respectively, and increased compared to $87.4 million and $178.9 million for the same periods in 2016. Our operating expenses increased year over year principally due to higher SG&A expenses as Akcea prepares to commercialize volanesorsen globally next year and from fees we owe under our in-licensing agreements related to SPINRAZA. As this year progresses, we expect selling, general and administrative expenses to increase as Akcea continues to prepare to launch volanesorsen and we continue to incur fees under our in-licensing agreements related to SPINRAZA sales.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$66,065	$56,439	$126,685	$115,037
Akcea Therapeutics	21,460	11,728	87,750	24,581
Elimination of intercompany activity	(2,960)	(30)	(54,467)	(60)
Subtotal	84,565	68,137	159,968	139,558
Non-cash compensation expense related to equity awards	21,258	19,260	42,170	39,364
Total operating expenses	$105,823	$87,397	$202,138	$178,922

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research, development and patent expenses	$67,366	$63,081	$133,882	$129,274
Non-cash compensation expense related to equity awards	16,140	14,492	32,262	29,262
Total research, development and patent expenses	$83,506	$77,573	$166,144	$158,536

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$53,758	$53,478	$108,587	$108,747
Akcea Therapeutics	16,568	9,633	79,762	20,587
Elimination of intercompany activity	(2,960)	(30)	(54,467)	(60)
Subtotal	67,366	63,081	133,882	129,274
Non-cash compensation expense related to equity awards	16,140	14,492	32,262	29,262
Total research, development and patent expenses	$83,506	$77,573	$166,144	$158,536

For the three and six months ended June 30, 2017, our total research, development and patent expenses were $67.4 million and $133.9 million, and increased slightly compared to $63.1 million and $129.3 million for the same periods in 2016. Our research, development and patent expenses increased primarily from the initiation of a Phase 2b dose-ranging study of AKCEA-APO(a)-LRx. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Antisense drug discovery expenses	$13,162	$11,408	$25,760	$23,006
Non-cash compensation expense related to equity awards	3,746	3,549	7,709	7,046
Total antisense drug discovery expenses	$16,908	$14,957	$33,469	$30,052

Antisense drug discovery expenses for the three and six months ended June 30, 2017 were $13.2 million and $25.8 million, compared to $11.4 million and $23.0 million for the same periods in 2016. Expenses were slightly higher because we conducted more research activities to support our partnerships during the first half of 2017 compared to the same period in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SPINRAZA	$5,154	$9,246	$10,802	$18,649
Volanesorsen	5,944	4,552	10,203	9,966
Inotersen	5,324	5,028	12,110	9,515
Other antisense development projects	11,011	9,501	21,428	19,414
Development personnel and overhead expenses	11,635	9,786	22,838	20,139
Total antisense drug development, excluding non-cash compensation expense related to equity awards	39,068	38,113	77,381	77,683
Non-cash compensation expense related to equity awards	7,000	5,925	14,012	12,012
Total antisense drug development expenses	$46,068	$44,038	$91,393	$89,695

Antisense drug development expenses were $39.1 million and $77.4 million for the three and six months ended June 30, 2017, respectively, compared to $38.1 million and $77.7 million for the same periods in 2016. Expenses for the three and six months ended June 30, 2017 were flat compared to the same periods in 2016. We are winding down two of our Phase 3 programs. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we are closing out our Phase 3 volanesorsen trial in patients with FCS and our Phase 3 inotersen trial in patients with hATTR-PN. Akcea is conducting a Phase 3 trial of volanesorsen in patients with FPL. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$26,422	$29,349	$54,133	$58,605
Akcea Therapeutics	12,646	8,764	71,642	19,078
Elimination of intercompany activity	—	—	(48,394)	—
Subtotal	39,068	38,113	77,381	77,683
Non-cash compensation expense related to equity awards	7,000	5,925	14,012	12,012
Total antisense drug development expenses	$46,068	$44,038	$91,393	$89,695

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

Manufacturing and Operations

Expenditures in our manufacturing and operations function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Our manufacturing and operations function is responsible for providing drug supplies to antisense drug development, Akcea and our collaboration partners. Our manufacturing procedures include testing to satisfy good laboratory and good manufacturing practice requirements.

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Manufacturing and operations expenses	$8,288	$7,233	$17,093	$15,228
Non-cash compensation expense related to equity awards	1,745	1,584	3,450	3,186
Total manufacturing and operations expenses	$10,033	$8,817	$20,543	$18,414

Manufacturing and operations expenses were $8.3 million and $17.1 million for the three and six months ended June 30, 2017, compared to $7.2 million and $15.2 million for the same periods in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$7,728	$6,750	$15,832	$14,439
Akcea Therapeutics	3,490	483	7,274	789
Elimination of intercompany activity	(2,930)	—	(6,013)	—
Subtotal	8,288	7,233	17,093	15,228
Non-cash compensation expense related to equity awards	1,745	1,584	3,450	3,186
Total manufacturing and operations expenses	$10,033	$8,817	$20,543	$18,414

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Personnel costs	$2,714	$2,509	$5,566	$5,383
Occupancy	2,076	1,875	3,954	3,727
Patent expenses	495	494	994	1,253
Depreciation and amortization	57	58	124	115
Insurance	327	339	673	678
Other	1,179	1,052	2,337	2,201
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	6,848	6,327	13,648	13,357
Non-cash compensation expense related to equity awards	3,649	3,434	7,091	7,018
Total R&D support expenses	$10,497	$9,761	$20,739	$20,375

R&D support expenses for the three and six months ended June 30, 2017 were $6.8 million and $13.6 million, and were essentially flat compared to $6.3 million and $13.4 million for the same periods in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$6,446	$5,971	$12,862	$12,697
Akcea Therapeutics	432	386	846	720
Elimination of intercompany activity	(30)	(30)	(60)	(60)
Subtotal	6,848	6,327	13,648	13,357
Non-cash compensation expense related to equity awards	3,649	3,434	7,091	7,018
Total R&D support expenses	$10,497	$9,761	$20,739	$20,375

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with the pre-commercialization activities for our drugs and costs to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of pre-commercialization, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include nominal fees we owe under our in-licensing agreements related to SPINRAZA in these costs.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$17,199	$5,056	$26,086	$10,284
Non-cash compensation expense related to equity awards	5,118	4,768	9,908	10,102
Total selling, general and administrative expenses	$22,317	$9,824	$35,994	$20,386

Selling, general and administrative expenses were $17.2 million and $26.1 million for the three and six months ended June 30, 2017, respectively, and increased compared to $5.1 million and $10.3 million for the same periods in 2016. The increase in SG&A expenses was principally due to Akcea preparing to commercialize volanesorsen globally next year and from fees we owe under our in-licensing agreements related to SPINRAZA. Expenses for Akcea will increase as it continues to prepare to launch volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ionis Core	$12,307	$2,961	$18,098	$6,290
Akcea Therapeutics	4,892	2,095	7,988	3,994
Non-cash compensation expense related to equity awards	5,118	4,768	9,908	10,102
Total selling, general and administrative expenses	$22,317	$9,824	$35,994	$20,386

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$16,568	$9,633	$79,762	$20,587
General and administrative expenses	4,892	2,095	7,988	3,994
Total operating expenses, excluding non-cash compensation expense related to equity awards	21,460	11,728	87,750	24,581
Non-cash compensation expense related to equity awards	3,942	3,077	7,122	6,266
Total Akcea Therapeutics operating expenses	$25,402	$14,805	$94,872	$30,847

Expenses for Akcea were $21.5 million and $87.8 million for the three and six months ended June 30, 2017, and increased compared to $11.7 million and $24.6 million for the same periods in 2016. $48.4 million of the increase for the six months ended June 30, 2017 in Akcea’s development expenses was for one-time sublicensing expenses related to entering into the Novartis collaboration recorded in the first quarter of 2017. $33.4 million of these expenses were non-cash. In the second quarter of 2017, Akcea paid us the remaining $15 million of these expenses. For future payments received under the Novartis collaboration, Akcea will pay 50 percent of all license fees, milestone payments and royalties to us as a sublicense fee. Additionally, Akcea is continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen. During the first quarter of 2017, we and Akcea reported positive results from its Phase 3 study of volanesorsen in patients with FCS. In July 2017, Akcea, working closely with us, filed for marketing approval in the EU. We plan to file in for marketing approval in the U.S. and Canada in September 2017. For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea. Additionally, for each period presented, we allocated a portion of Ionis' general and administrative expenses, which are included in general and administrative expenses in the table above, to Akcea for work we performed on Akcea’s behalf. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and six months ended June 30, 2017 were $2.5 million and $4.7 million, compared to $1.5 million and $2.9 million for the same periods in 2016. The increase in investment income was primarily due to a higher average cash balance, a gain on the sale of our stock in Regulus Therapeutics and an improvement in the market conditions during the first half of 2017 compared to the same period in 2016.

Interest Expense

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability for our primary facility and other miscellaneous debt.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$8,058	$6,218	$15,960	$12,310
Interest expense payable in cash	1,946	1,671	3,660	3,342
Non-cash interest expense for long-term financing liability	1,676	1,673	3,352	3,345
Other	98	63	169	118
Total interest expense	$11,778	$9,625	$23,141	$19,115

Interest expense for the three and six months ended June 30, 2017 was $11.8 million and $23.1 million, respectively, and increased compared to $9.6 million and $19.1 million for the same periods in 2016. The increase was primarily non-cash expense.

In July 2017, we purchased the building that houses our primary R&D facility and the building that houses our primary manufacturing facility for $79.4 million and $14.0 million, respectively. In conjunction with the purchase of the buildings we obtained a $51.3 million mortgage for our primary R&D facility with an interest rate of 3.88 percent and a $9.1 million mortgage for our primary manufacturing facility with an interest rate of 4.2 percent. Both mortgages mature in August 2027. The non-cash interest expense for our long-term financing liability will be replaced with lower mortgage interest expense. We expect these transactions will result in cash and interest expense savings for us over the next several years.

Net Loss and Net Loss per Share

We had a net loss of $11.2 million for the three months ended June 30, 2017, compared to $56.9 million for the same period in 2016. Basic and diluted net loss per share for the three months ended June 30, 2017 was $0.09, compared to a loss of $0.47 per share for the same period in 2016.

We had a net loss of $7.7 million for the six months ended June 30, 2017, compared to $119.8 million for the same period in 2016. Basic and diluted net loss per share for the six months ended June 30, 2017 was $0.06, compared to a loss of $0.99 per share for the same period in 2016.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, in 2017 we have recently added commercial revenue from SPINRAZA royalties. Additionally, we earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through June 30, 2017, we have earned approximately $2.3 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through June 30, 2017, we have raised net proceeds of approximately $1.1 billion from the sale of our equity securities, and we have borrowed approximately $1.3 billion under long-term debt arrangements to finance a portion of our operations.

At June 30, 2017, we had cash, cash equivalents and short-term investments of $855.7 million and stockholders’ equity of $215.6 million. In comparison, we had cash, cash equivalents and short-term investments of $665.2 million and stockholders’ equity of $99.6 million at December 31, 2016. Our cash, cash equivalents and short-term investments increased in the first half of 2017 primarily from the $175 million we received from our collaboration with Novartis, the more than $100 million that we earned in late 2016 and received in 2017 and the $75 million from Bayer for expanding our collaboration.

Already in the third quarter of 2017 we have received $50 million from Biogen for EU approval of SPINRAZA and Akcea raised $182.4 million in net proceeds from closing its IPO and concurrent private placement with Novartis, of which $25 million was from Ionis’ participation.

In July 2017, we purchased two buildings that house our primary R&D facility and our primary manufacturing facility for $79.4 million and $14 million, respectively. In conjunction with the purchase of the buildings we obtained a $51.4 million mortgage for our primary R&D facility and a $9.1 million mortgage for our primary manufacturing facility. Both mortgages mature in August 2027. We will record the impact of this transaction in our third quarter results. We expect these transactions will result in cash and interest expense savings for us over the next several years.

At June 30, 2017, we had consolidated working capital of $772.6 million compared to $664.1 million at December 31, 2016. Working capital increased in 2017 primarily due to the increase in our cash, cash equivalents and short-term investments as a result of the substantial payments we received from partners during the first half of 2017.

As of June 30, 2017, our debt and other obligations totaled $773.2 million compared to $774.1 million at December 31, 2016.

The following table summarizes our contractual obligations as of June 30, 2017. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$716.5	$6.9	$13.9	$695.7	$—
Facility rent payments	$115.7	$6.7	$14.1	$14.9	$80.0
Financing arrangements (principal and interest payable)	$13.2	$0.3	$12.9	$—	$—
Other obligations (principal and interest payable)	$1.2	$0.1	$0.1	$0.1	$0.9
Operating leases	$22.9	$2.3	$3.7	$2.9	$14.0
Total	$869.5	$16.3	$44.7	$713.6	$94.9

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility leases, equipment financing arrangements and other obligations.

Our contractual obligations table above does not reflect the changes related to the purchase of two of our buildings, which we completed in July 2017. As a result of the purchase of our primary R&D facility and our primary manufacturing facility, the facility rent payments line in the contractual obligations table above will be eliminated. We will replace this line with the contractual obligations related to the new mortgages we obtained in July 2017. Refer to Note 8, Subsequent Events, for further information related to our purchase of these buildings and the mortgages we obtained.

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At June 30, 2017, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At June 30, 2017, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of June 30, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development Facility Lease Obligation

In March 2010, we entered into a lease agreement with an affiliate of BioMed Realty, L.P. Under the lease, BioMed constructed our primary R&D facility in Carlsbad, California. The lease had an initial term of 20 years with an option to extend the lease for up to four five-year periods. Our rent under this lease was based on a percentage of the total construction costs spent by BioMed to acquire the land and build the facility. Accounting rules required us to record the cost of the facility as a fixed asset with a corresponding liability. We are depreciating the building over its economic life and we applied our rent payments, which began on January 1, 2012, against the liability over the term of the lease.

In July 2017, we purchased this building from BioMed for $79.4 million. We will record the impact of this transaction in our third quarter results.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2017 for the purchase of services, capital equipment and materials as part of our normal course of business.

In July 2017, we purchased two buildings that house our primary R&D facility and our primary manufacturing facility for $79.4 million and $14 million, respectively. In conjunction with the purchase of the buildings we obtained a $51.4 million mortgage for our primary R&D facility and a $9.1 million mortgage for our primary manufacturing facility. Both mortgages mature in August 2027. We will record the impact of this transaction in our third quarter results.

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

Risks Associated with our Ionis Core and Akcea Therapeutics Businesses

If the market does not accept our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, we are not likely to generate revenues or become consistently profitable.*

Even if our drugs are authorized for marketing, including SPINRAZA, volanesorsen, inotersen, and Kynamro, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, unaffordable.

The degree of market acceptance for our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, we expect the product label for volanesorsen and inotersen will require periodic platelet monitoring and the product label for inotersen will require periodic renal monitoring, which could negatively affect our ability to attract and retain patients for these drugs. Additionally, in the clinical setting, some patients discontinued treatment with volanesorsen, including five patients who discontinued participation in the APPROACH study due to platelet count declines. While we believe Akcea can better maintain patients on volanesorsen through Akcea’s patient-centric commercial approach where it plans to have greater involvement with physicians and patients, if Akcea cannot effectively maintain patients on volanesorsen, we may not be able to generate substantial revenue from volanesorsen sales.

If we or our partners fail to compete effectively, our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, will not contribute significant revenues.

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

These competitive developments could make our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner's focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, AVXS-101, RG7800, RG7916, and LMI070 could compete with SPINRAZA and metreleptin could compete with volanesorsen, patisiran, tafamadis, diflunisal, tolcapone and ALN-TTRsc02 could compete with inotersen and lomitapide and evolocumab could compete with Kynamro.

Following approval, our drugs, including SPINRAZA, volanesorsen and inotersen could be subject to regulatory limitations. Kynamro is subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including SPINRAZA, volanesorsen, inotersen and Kynamro.

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

If we or others identify side effects after any of our drug products are on the market, or if manufacturing problems occur subsequent to regulatory approval, we or our partners may lose regulatory approval, or we or our partners may need to conduct additional clinical studies and/or change the labeling of our drug products including SPINRAZA, volanesorsen, inotersen, and Kynamro.

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

If government or other third-party payors fail to provide adequate coverage and payment rates for our drugs, including SPINRAZA, inotersen, volanesorsen and Kynamro, our revenue will be limited.

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

If we or our partners fail to obtain regulatory approval for our drugs, including volanesorsen, inotersen, and additional approvals for SPINRAZA and Kynamro, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including volanesorsen and inotersen, will be safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that SPINRAZA or Kynamro will be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our drugs. It is possible that regulatory agencies will not approve our drugs including, volanesorsen and inotersen for marketing or additional marketing authorizations for SPINRAZA or Kynamro. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including SPINRAZA, volanesorsen and inotersen, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, the FDA or foreign regulatory authorities could claim that we have not tested volanesorsen in a sufficient number of patients to demonstrate volanesorsen is safe and effective in patients with FCS or FPL to support an application for marketing authorization, especially since a small number of patients in the APPROACH FCS study experienced severe thrombocytopenia, a condition where the patient has severely low platelet levels. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and cause delays.

Failure to receive marketing authorization for our drugs, volanesorsen and inotersen, or additional authorizations for SPINRAZA or Kynamro, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in clinical studies for our drugs, including volanesorsen and inotersen. If any of our drugs in clinical studies, including volanesorsen and inotersen, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 studies for volanesorsen. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, our current drugs, including SPINRAZA, volanesorsen, inotersen, and Kynamro, are chemically similar to each other. As a result, a safety observation we encounter with one of our drugs could have, or be perceived by a regulatory authority to have, an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of volanesorsen in patients with FPL, an ongoing open label extension study of volanesorsen in patients with FCS and an ongoing open label extension study of inotersen. Adverse events or results from these studies could negatively impact our planned marketing approval applications for volanesorsen in patients with FCS, for inotersen or the commercial opportunity for each product.

Any failure or delay in the clinical studies, including the Phase 3 studies for volanesorsen and inotersen, could reduce the commercial potential or viability of our drugs.

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

Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for SPINRAZA, volanesorsen and inotersen, or result in enforcement action after authorization that could limit the commercial success of our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro.

We depend on third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including volanesorsen and inotersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for volanesorsen and inotersen or additional authorizations for SPINRAZA and Kynamro.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2017, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $215.6 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If any of these occur, it could affect our partner's commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for marketing authorization. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones related to SPINRAZA, volanesorsen and inotersen the price of our securities could decrease.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2017, we had cash, cash equivalents and short-term investments equal to $855.7 million. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	marketing approvals and successful commercial launch for SPINRAZA;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	the profile and launch timing of our drugs, including volanesorsen and inotersen.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2017, the market price of our common stock ranged from $23.26 to $57.00 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to SPINRAZA, volanesorsen, inotersen and Kynamro. We have clinical study insurance coverage and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover claims against us, or be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

Despite the implementation of security measures, our internal computer systems, and those of our clinical research organizations, manufacturers, commercial partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug programs. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro could be harmed or delayed.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2017.

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

Gilead Litigation

    In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit. The jury then decided that we and Merck are entitled to four percent of $5 billion in past sales of sofosbuvir. Gilead has stated it would appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands. Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands. We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, in July 2016, together with Merck we appealed the decision. Gilead cross-appealed on the issue of validity. The appeal remains pending before the Court of Appeals for the Federal Circuit and briefing is ongoing. Under our agreement with Merck, Merck is responsible for the costs of this suit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	August 8, 2017

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 8, 2017