Form 10-Q
period 2017-09-30
IONIS PHARMACEUTICALS INC
filed 2017-11-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of voting common stock outstanding as of November 1, 2017 was 124,795,504.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Regulus Therapeutics® is a registered trademark of Regulus Therapeutics Inc.

SPINRAZATM is a trademark of Biogen, Inc.

KYNAMRO® is a registered trademark of Kastle Therapeutics LLC

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,184	$84,685
Short-term investments	851,624	580,538
Contracts receivable	42,924	108,043
Inventories	8,451	7,489
Other current assets	48,930	17,177
Total current assets	1,111,113	797,932
Property, plant and equipment, net	116,624	92,845
Patents, net	21,908	20,365
Deposits and other assets	2,916	1,325
Total assets	$1,252,561	$912,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,525	$21,120
Accrued compensation	15,186	24,186
Accrued liabilities	33,963	36,013
Current portion of long-term obligations	60	1,185
Current portion of deferred contract revenue	104,913	51,280
Total current liabilities	177,647	133,784
Long-term deferred contract revenue	79,656	91,198
1 percent convertible senior notes	524,744	500,511
Long-term obligations, less current portion	13,096	15,050
Long-term financing liability for leased facility	—	72,359
Long-term mortgage debt	59,750	—
Total liabilities	854,893	812,902
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 124,619,363 and 120,351,480 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	125	122
Additional paid-in capital	1,528,186	1,311,229
Accumulated other comprehensive loss	(30,199)	(30,358)
Accumulated deficit	(1,190,144)	(1,181,428)
Total Ionis stockholders’ equity	307,968	99,565
Noncontrolling interest in Akcea Therapeutics, Inc.	89,700	—
Total stockholders’ equity	397,668	99,565
Total liabilities and stockholders’ equity	$1,252,561	$912,467

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Commercial revenue:
SPINRAZA royalties	$32,890	$—	$60,467	$—
Licensing and other royalty revenue	879	2,014	4,983	19,689
Total commercial revenue	33,769	2,014	65,450	19,689
Research and development revenue under collaborative agreements	87,142	108,913	269,917	166,583
Total revenue	120,911	110,927	335,367	186,272

Expenses:
Research, development and patent	80,214	84,631	246,358	243,169
Selling, general and administrative	26,788	10,188	62,782	30,574
Total operating expenses	107,002	94,819	309,140	273,743

Income (loss) from operations	13,909	16,108	26,227	(87,471)

Other income (expense):
Investment income	2,811	989	7,504	3,912
Interest expense	(10,825)	(9,746)	(33,966)	(28,861)
Loss on extinguishment of financing liability for leased facility	(7,689)	—	(7,689)	—
Other expenses	(2,141)	—	(3,528)	—

Income (loss) before income tax expense	(3,935)	7,351	(11,452)	(112,420)

Income tax expense	(961)	—	(1,184)	(1)

Net income (loss)	(4,896)	7,351	(12,636)	(112,421)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	3,920	—	3,920	—

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(976)	$7,351	$(8,716)	$(112,421)

Basic net income (loss) per share	$(0.00)	$0.06	$0.02	$(0.93)
Shares used in computing basic net income (loss) per share	124,370	120,989	123,746	120,795
Diluted net income (loss) per share	$0.00	$0.06	$0.02	$(0.93)
Shares used in computing diluted net income (loss) per share	124,370	123,378	125,858	120,795

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,896)	$7,351	$(12,636)	$(112,421)
Unrealized gains (losses) on securities, net of tax	192	(170)	587	(13,458)
Reclassification adjustment for realized gains included in net income (loss)	—	525	(374)	525
Currency translation adjustment	37	—	(86)	—

Comprehensive income (loss)	(4,667)	7,706	(12,509)	(125,354)

Comprehensive loss attributable to noncontrolling interests	3,952	—	3,952	—

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(715)	$7,706	$(8,557)	$(125,354)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(12,636)	$(112,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,138	5,592
Amortization of patents	1,216	1,171
Amortization of premium on investments, net	5,227	5,314
Amortization of debt issuance costs	1,202	910
Amortization of convertible senior notes discount	22,963	17,738
Amortization of long-term financing liability for leased facility	3,659	5,018
Stock-based compensation expense	63,642	56,950
Gain on investment in Regulus Therapeutics, Inc.	(374)	—
Loss on extinguishment of financing liability for leased facility	7,689	—
Non-cash losses related to patents, licensing and property, plant and equipment	(403)	1,134
Changes in operating assets and liabilities:
Contracts receivable	65,119	2,812
Inventories	(962)	(2,420)
Other current and long-term assets	(34,866)	(26)
Accounts payable	(1,707)	(15,200)
Accrued compensation	(8,999)	(5,057)
Accrued liabilities and deferred rent	(5,251)	(3,523)
Deferred contract revenue	42,091	(43,258)
Net cash provided by (used in) operating activities	153,748	(85,266)

Investing activities:
Purchases of short-term investments	(589,655)	(234,486)
Proceeds from the sale of short-term investments	313,860	277,971
Purchases of property, plant and equipment	(26,502)	(4,313)
Acquisition of licenses and other assets, net	(2,289)	(3,374)
Purchase of strategic investment in Seventh Sense Biosystems	(2,000)	—
Proceeds from the sale of Regulus Therapeutics stock	2,507	—
Net cash (used in) provided by investing activities	(304,079)	35,798

Financing activities:
Proceeds from equity awards	17,672	7,254
Proceeds from the issuance of common stock in Akcea Therapeutics, Inc. from its initial public offering, net of underwriters’ discount	110,438	—
Proceeds from building mortgage debt, net of issuance costs	59,750	—
Proceeds from the issuance of common stock to Novartis	71,737	—
Proceeds from sale of Akcea Therapeutics, Inc. common stock to Novartis in a private placement	50,000	—
Offering costs paid	(1,057)	(880)
Payment to settle financing liability for leased facility	(80,133)	—
Proceeds from borrowing on line of credit facility	—	4,000
Principal payments on debt and capital lease obligations	(3,577)	(5,428)
Net cash provided by financing activities	224,830	4,946

Net increase (decrease) in cash and cash equivalents	74,499	(44,522)
Cash and cash equivalents at beginning of period	84,685	128,797
Cash and cash equivalents at end of period	$159,184	$84,275

Supplemental disclosures of cash flow information:
Interest paid	$4,020	$4,295

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$3,475	$2,521
Unpaid deferred offering costs	$638	$51

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 on the same basis as the audited financial statements for the year ended December 31, 2016. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority-owned subsidiary, Akcea Therapeutics, Inc., which we formed in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, and therefore beginning in July 2017, we no longer own 100 percent of Akcea. As of July 19, 2017, the closing of the IPO, we owned approximately 68 percent of Akcea. Refer to the noncontrolling interest in Akcea section in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea. Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its majority owned subsidiary, Akcea Therapeutics, Inc.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We often enter into agreements to license and sell our technology on an exclusive or non-exclusive basis in exchange for upfront fees, license fees, milestone payments and/or royalties. We generally recognize as revenue immediately license payments with stand-alone value when the license is delivered and we are reasonably assured of collecting the resulting receivable. We recognize royalty revenue in the period in which the counterparty sells the related product, unless we are unable to obtain information to estimate the royalty. For example, for the first nine months of 2017 we recorded SPINRAZA royalty revenue of $60.5 million.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment in the second quarter of 2015. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in patients with end-stage renal disease on hemodialysis and for providing an initial supply of active pharmaceutical ingredient, or API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx.

Under the 2017 amendment, there was a substantial increase in the consideration we are eligible to receive and a significant change in the deliverables we will provide to Bayer. As a result, we concluded that the amendment should be evaluated with the undelivered elements of the original agreement as a single new arrangement. Therefore, we evaluated our original and 2017 amended agreements with Bayer together to determine our deliverables. We concluded that the 2017 amendment did not impact the items we already delivered to Bayer.

Identifying deliverables and units of accounting

We evaluate the deliverables in our collaboration agreements to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to our customer, we account for the deliverables as separate units of accounting. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. For example, our 2017 amended agreement with Bayer has multiple elements. We evaluated the deliverables in this arrangement when we entered into the 2017 amended agreement and determined that certain of the  deliverables have stand-alone value. Below is a list of the three units of accounting under our 2017 amended agreement:

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

Timing of revenue recognition

We recognize revenue as we deliver each item under the arrangement and the related revenue is realizable and earned. For example, we recognized revenue for the exclusive license we granted Bayer for IONIS-FXI-LRx in the first quarter of 2017 because that was when we delivered the license. We also recognize revenue over time as we provide services. Our collaborative agreements typically include a research and/or development project plan outlining the activities the agreement requires each party to perform during the collaboration. We estimate our period of performance at the inception of the agreement when the agreements we enter into do not clearly define such information. We then recognize revenue from development services ratably over such period. In certain instances, the period of performance may change as the development plans for our drugs progress. If our estimates and judgments change over the course of our collaboration agreements, it may affect the timing and amount of revenue that we recognize in future periods. We recognize any changes in estimates on a prospective basis.

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

Akcea entered into a collaboration agreement with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Akcea received a $75 million upfront payment. For each drug, Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and delivering API. Under the collaboration agreement, Novartis has an exclusive option to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. If Novartis exercises an option for one of these drugs, Novartis will pay Akcea a $150 million license fee and will assume all further global development, regulatory and commercialization activities for the licensed drug. Akcea is also eligible to receive a development milestone payment, milestone payments if Novartis achieves pre-specified regulatory milestones, commercial milestones and tiered royalties on net sales from each drug under the collaboration.

Under the SPA, Novartis purchased 1.6 million shares of Ionis’ common stock for $100 million in the first quarter of 2017 and paid a premium over the weighted average trading price at the time of purchase. Additionally, the SPA required Novartis to purchase $50 million of Akcea’s common stock in a concurrent private placement with Akcea’s IPO in July 2017.

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

Prior to the first stage in the life-cycle of our drugs, we perform a significant amount of work using our proprietary antisense technology to design chemical compounds that interact with specific genes that are good targets for drug discovery. From these research efforts, we hope to identify a development candidate. The designation of a development candidate is the start of the development stage, which is the first stage in the life-cycle of our drugs. A development candidate is a chemical compound that has demonstrated the necessary safety and efficacy in preclinical animal studies to warrant further study in humans.

During the first step of the development stage, we or our partners study our drugs in Investigational New Drug, or IND,-enabling studies, which are animal studies intended to support an IND application and/or the foreign equivalent. An approved IND allows us or our partners to study our development candidate in humans. If the regulatory agency approves the IND, we or our partners initiate a Phase 1 clinical trial in which we typically enroll a small number of healthy volunteers to ensure the development candidate is safe for use in patients. If we or our partners determine that a development candidate is safe based on the Phase 1 data, we or our partners initiate Phase 2 studies that are generally larger studies in patients with the primary intent of determining the preliminary efficacy and safety of the development candidate.

The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing authorization from the Food and Drug Administration, or FDA, and/or foreign equivalents. Phase 3 studies typically involve larger numbers of patients and can take up to several years to complete.

If the data gathered during the Phase 3 trials demonstrates acceptable safety and efficacy results, we or our partner will submit an application to the FDA and/or its foreign equivalents for marketing authorization. This stage of the drug’s life-cycle is the regulatory stage.

If the FDA or a foreign equivalent grants marketing authorization for a drug, it moves into the commercialization stage. During this stage we or our partner will market and sell the drug to patients. Although our partner may ultimately be responsible for marketing and selling a partnered drug, our efforts to discover and develop a drug that is safe, effective and reliable contributes significantly to our partner’s ability to successfully sell the drug. The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities. Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow us or our partner to successfully commercialize our drug. Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner’s ability to sell our drugs without competition from generic drugs. The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, market penetration of the drug, and the price charged for the drug.

Generally, the milestone events contained in our partnership agreements coincide with the progression of our drugs from development, to marketing authorization and then to commercialization. The process of successfully discovering a new development candidate, having it approved and ultimately selling it for a profit is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a drug progresses through the stages of its life-cycle, the value of the drug generally increases.

Development milestones in our partnerships may include the following types of events:

●	Designation of a development candidate. Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete.
●	Initiation of a Phase 1 clinical trial. Generally, Phase 1 clinical trials take one to two years to complete.
●	Initiation or completion of a Phase 2 clinical trial. Generally, Phase 2 clinical trials take one to three years to complete.
●	Initiation or completion of a Phase 3 clinical trial. Generally, Phase 3 clinical trials take two to four years to complete.

Regulatory milestones in our partnerships may include the following types of events:

●
Filing of regulatory applications for marketing authorization such as a New Drug Application, or NDA, in the United States or a Marketing Authorization Application, or MAA, in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings.

●
Obtaining marketing authorization in a major market, such as the United States, Europe or Japan. Generally it takes one to two years after an application is submitted to obtain authorization from the applicable regulatory agency.

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

We assess whether a substantive milestone exists at the inception of our agreements. When a substantive milestone is achieved, we recognize revenue related to the milestone payment immediately. For our licensing and collaboration agreements in which we are involved in the discovery and/or development of the related drug or provide the partner with access to new technologies we discover, we have determined that the majority of future development, regulatory and commercialization milestones are substantive. For example, we consider most of the milestones associated with our strategic alliance with Biogen substantive because we are using our antisense drug discovery platform to discover and develop new drugs against targets for neurological diseases. In evaluating if a milestone is substantive we consider whether:

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

Option to license

In several of our collaboration agreements, we provide our partner with an option to obtain a license to one or more of our drugs. When we have a multiple element arrangement that includes an option to obtain a license, we evaluate if the option is a deliverable at the inception of the arrangement. We do not consider the option to be a deliverable if we conclude that it is substantive and not priced at a significant and incremental discount. We consider an option substantive if, at the inception of the arrangement, we are at risk as to whether our collaboration partner will choose to exercise its option to obtain the license. In those circumstances, we do not include the associated license fee in the allocable consideration at the inception of the agreement. Rather, we account for the license fee when our partner exercises its option. For example, during 2016, we earned license fee revenue when three of our partners, AstraZeneca, Biogen and Janssen, exercised their options to license three of our drugs, which under the respective agreements we concluded to be substantive options at inception. As a result, in 2016 we recognized the related revenue immediately in research and development revenue under collaborative agreements on our statement of operations as these amounts relate to drugs in development under research and development collaboration arrangements.

Noncontrolling interest in Akcea Therapeutics, Inc.

In July 2017, Akcea completed an IPO. Akcea raised $193.8 million of aggregate gross proceeds from the IPO, including $50 million from a private placement by Novartis. Akcea’s net proceeds were $182.4 million. As part of Akcea’s IPO, we invested $25.0 million. In conjunction with the IPO, the shares of Akcea’s series A convertible preferred stock we owned converted into shares of Akcea’s common stock. Additionally, the amount outstanding under Akcea’s line of credit with us converted into shares of Akcea’s common stock.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea’s stock and consolidated 100 percent of Akcea’s results in our financial statements. In connection with Akcea’s IPO, shares of Akcea’s common stock were sold to third parties. We owned approximately 68 percent of Akcea after the IPO. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. The noncontrolling interest attributable to other owners of Akcea’s common stock is reflected in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated financial statements. In addition, we recorded a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment was a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized from inception through the IPO. Going forward, each period we will reclassify Akcea’s stock-based compensation expense.

Cash, cash equivalents and investments

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

We have equity investments of less than 20 percent in privately and publicly held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2017, we held equity investments in one publicly held company, Antisense Therapeutics Limited, or ATL. Furthermore, we held cost method investments in five companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Kastle Therapeutics, Seventh Sense Biosystems and Suzhou Ribo Life Science CO.

We account for our equity investment in ATL at fair value and record unrealized gains and losses related to temporary increases and decreases in the stock as a separate component of comprehensive income (loss). We account for our equity investments in privately held companies under the cost method of accounting because we own less than 20 percent and do not have significant influence over their operations. Realization of our equity position in these private companies is uncertain. When realization of our investment is uncertain, we record a full valuation allowance. In determining if and when a decrease in market value below our cost in our equity positions is temporary or other-than-temporary, we examine historical trends in the stock price, the financial condition of the company, near term prospects of the company and our current need for cash. If we determine that a decline in value in either a public or private investment is other-than-temporary, we recognize an impairment loss in the period in which the other-than-temporary decline occurs.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we deliver the drugs to our partners, or as we provide these drugs for our own clinical trials. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the nine months ended September 30, 2017 and 2016. Total inventory was $8.5 million and $7.5 million as of September 30, 2017 and December 31, 2016, respectively.

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

Basic and diluted net income (loss) per share

We compute basic net income (loss) per share by dividing the total net income (loss) attributable to our common stockholders by our weighted-average number of common shares outstanding during the period.

The calculation of total net income (loss) attributable to our common stockholders for the three and nine months ended September 30, 2017 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the periods. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s income (loss) per share by the weighted average shares we owned in Akcea during the period. Prior to Akcea’s IPO, we owned Akcea series A convertible preferred stock, which included a six percent cumulative dividend. Upon completion of Akcea’s IPO in July 2017, our preferred stock was converted into common stock on a 1:1 basis. The preferred stock dividend was not paid at the IPO because it was not a liquidation event or a change in control. During the three and nine months ended September 30, 2017, Akcea used a two-class method to compute its net income (loss) per share because it had both common and preferred shares outstanding during the periods. The two-class method required Akcea to calculate its net income (loss) per share for each class of stock by dividing total distributable losses applicable to preferred and common stock, including the six percent cumulative dividend contractually due to series A convertible preferred shareholders, by the weighted-average of preferred and common shares outstanding during the requisite period. Since Akcea used the two-class method, accounting rules required us to include our portion of Akcea's net income (loss) per share for both Akcea's common and preferred shares which we owned in our calculation of basic and diluted net income (loss) per share for three and nine months ended September 30, 2017. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net income (loss) per share for the three and nine months ended September 30, 2017, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2017	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	36,556	$(0.27)	$(9,870)
Preferred shares	5,651	0.05	283
Akcea’s net loss attributable to our ownership			$(9,587)
Ionis’ stand-alone net income			9,168
Net loss available to Ionis common stockholders			$(419)
Weighted average shares outstanding			124,370
Basic net loss per share			$(0.00)

Nine months ended September 30, 2017	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	12,319	$(2.72)	$(33,508)
Preferred shares	21,055	(1.77)	(37,267)
Akcea’s net loss attributable to our ownership			$(70,775)
Ionis’ stand-alone net income			73,664
Net income available to Ionis common stockholders			$2,889
Weighted average shares outstanding			123,746
Basic net income per share			$0.02

For the three months ended September 30, 2017 and for the nine months ended September 30, 2016, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1 percent convertible senior notes;
●	2¾ percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

For the nine months ended September 30, 2017, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the nine months ended September 30, 2017 consisted of the following (in thousands except per share amounts):

Nine months ended September 30, 2017	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$2,889	123,746	$0.02
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,658
Shares issuable upon restricted stock award issuance	—	430
Shares issuable related to our ESPP	—	24
Income available to Ionis common stockholders, plus assumed conversions	$2,889	125,858	$0.02

For the nine months ended September 30, 2017, the calculation excluded the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

For the three months ended September 30, 2016, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended September 30, 2016 consisted of the following (in thousands except per share amounts):

Three months ended September 30, 2016	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$7,351	120,989	$0.06
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,129
Shares issuable upon restricted stock award issuance	—	202
Shares issuable related to our ESPP	—	58
Income available to Ionis common stockholders, plus assumed conversions	$7,351	123,378	$0.06

For the three months ended September 30, 2016, the calculation excluded the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

Accumulated other comprehensive loss

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance accumulated other comprehensive loss	$(30,460)	$(26,853)	$(30,358)	$(13,565)
Unrealized gains (losses) on securities (1)	192	(170)	587	(13,458)
Amounts reclassified from accumulated other comprehensive income (loss)	—	525	(374)	525
Currency translation adjustment	37	—	(86)	—
Net current period other comprehensive income (loss)	229	355	127	(12,933)
Ending balance accumulated other comprehensive loss	$(30,231)	$(26,498)	$(30,231)	$(26,498)
Accumulated other comprehensive loss attributable to noncontrolling interests	$32	$—	$32	$—
Accumulated other comprehensive loss attributable to Ionis Pharmaceuticals, Inc.	$(30,199)	$(26,498)	$(30,199)	$(26,498)

(1)	There was no tax expense or benefit related to elements of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.

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

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics. Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea’s stock. After Akcea’s IPO, we owned approximately 68 percent of Akcea. We did not change our reportable segments as a result of Akcea’s IPO. Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We allocate a portion of Ionis’ development, R&D support expenses and general and administrative expenses to Akcea for work we performed on behalf of Akcea.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.8%	1.5%
Dividend yield	0.0%	0.0%
Volatility	66.1%	58.5%
Expected life	4.5 years	4.5 years

Board of Director Stock Options:
Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.2%	1.3%
Dividend yield	0.0%	0.0%
Volatility	61.2%	53.1%
Expected life	6.6 years	6.5 years

ESPP:
	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	0.8%	0.4%
Dividend yield	0.0%	0.0%
Volatility	59.9%	86.4%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees and the members of our board of directors for the nine months ended September 30, 2017 was $48.01 and $52.22 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands).  Our consolidated non-cash stock-based compensation expense includes $4.7 million and $2.9 million of stock-based compensation expense for Akcea employees for the three months ended September 30, 2017 and 2016, respectively, and $11.8 million and $9.1 million for the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research, development and patent	$16,181	$13,279	$48,443	$42,541
Selling, general and administrative	5,291	4,307	15,199	14,409
Total non-cash stock-based compensation expense	$21,472	$17,586	$63,642	$56,950

As of September 30, 2017, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $86.6 million and $18.8 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.4 years, respectively.

Amendment to equity plan

In May 2017, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan to increase the total number of shares reserved for issuance under the plan from 11 million to 16 million shares.

Income taxes

We are subject to regular income tax and alternative minimum tax.  We recorded income tax expense of $1.0 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

Impact of recently issued accounting standards

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. Under the current accounting guidance, we recognize revenue from milestone payments we earn under the milestone method. Under the new guidance, the milestone method of revenue recognition is eliminated. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as originally issued is effective for fiscal years, and interim periods within that year, beginning after December 15, 2016. In July 2015, the FASB issued updated accounting guidance to allow for an optional one year deferral from the original effective date. As a result, we will adopt this guidance beginning on January 1, 2018. We plan to adopt this guidance under the full retrospective approach, meaning we will apply the guidance to all periods presented. We have a significant number of collaborations that we will present in our financial statements upon adoption. We are currently assessing the impact the adoption will have on our consolidated financial statements and disclosures. Although we have completed this assessment for some agreements, we will not be able to conclude on the overall impact to our consolidated financial statements until we have reviewed every agreement, as the impact to each agreement may be different. We are on track to adopt this guidance on January 1, 2018.

In January 2016, the FASB issued amended accounting guidance related to the recognition, measurement, presentation, and disclosure of certain financial instruments. The amended guidance requires us to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for us to recognize the changes in fair value in our net income (loss), instead of recognizing unrealized gains and losses through accumulated other comprehensive income, as we currently do under the existing guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions we use to estimate fair value. The guidance is effective for fiscal years, and interim periods within that year, beginning after December 15, 2017. We will adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance will have a material impact on our financial results. We will update our disclosures in the first quarter of 2018.

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which will require us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases, similar to current accounting guidance. We will record expense for operating type leases on a straight-line basis as an operating expense and we will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect our leases on our consolidated balance sheet for the earliest comparative period presented. We plan to adopt this guidance on January 1, 2019. We are currently assessing the effects the new guidance will have on our consolidated financial statements and disclosures.

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

As of September 30, 2017, we had primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2017:

One year or less	73%
After one year but within two years	21%
After two years but within three and a half years	6%
Total	100%

As illustrated above, at September 30, 2017, 94 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At September 30, 2017, we had an ownership interest of less than 20 percent in five private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS,  Kastle Therapeutics, Seventh Sense Biosystems and Suzhou Ribo Life Science CO. The publicly-traded company is Antisense Therapeutics Limited. We account for our equity investments in the privately-held companies under the cost method of accounting and we account for our equity investment in the publicly-traded company at fair value. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments.

The following is a summary of our investments (in thousands):

		Gross Unrealized
September 30, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$496,202	$61	$(328)	$495,935
Debt securities issued by U.S. government agencies	72,989	2	(73)	72,918
Debt securities issued by the U.S. Treasury (2)	16,798	—	(8)	16,790
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	29,393	9	(85)	29,317
Other municipal debt securities	3,000	—	—	3,000
Total securities with a maturity of one year or less	618,382	72	(494)	617,960
Corporate debt securities	144,575	32	(554)	144,053
Debt securities issued by U.S. government agencies	27,028	1	(83)	26,946
Debt securities issued by states of the U.S. and political subdivisions of the states	63,088	6	(429)	62,665
Total securities with a maturity of more than one year	234,691	39	(1,066)	233,664
Total available-for-sale securities	$853,073	$111	$(1,560)	$851,624
Equity securities:
Seventh Sense Biosystems, Inc. (3)	$2,000	$—	$—	$2,000
Total equity securities	$2,000	$—	$—	$2,000
Total available-for-sale and equity securities	$855,073	$111	$(1,560)	$853,624

		Gross Unrealized
December 31, 2016	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$195,087	$25	$(161)	$194,951
Debt securities issued by U.S. government agencies	26,548	—	(10)	26,538
Debt securities issued by the U.S. Treasury	29,298	2	(14)	29,286
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	72,775	2	(134)	72,643
Total securities with a maturity of one year or less	323,708	29	(319)	323,418
Corporate debt securities	202,408	36	(1,174)	201,270
Debt securities issued by U.S. government agencies	28,807	1	(167)	28,641
Debt securities issued by states of the U.S. and political subdivisions of the states	36,816	1	(349)	36,468
Total securities with a maturity of more than one year	268,031	38	(1,690)	266,379
Total available-for-sale securities	$591,739	$67	$(2,009)	$589,797
Equity securities:
Regulus Therapeutics Inc.	$2,133	$281	$—	$2,414
Total equity securities	$2,133	$281	$—	$2,414
Total available-for-sale and equity securities	$593,872	$348	$(2,009)	$592,211

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Included in deposits and other assets on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at September 30, 2017 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	362	$476,520	$(578)	$52,245	$(304)	$528,765	$(882)
Debt securities issued by U.S. government agencies	35	59,811	(83)	20,067	(73)	79,878	(156)
Debt securities issued by the U.S. Treasury	3	16,789	(8)	—	—	16,789	(8)
Debt securities issued by states of the U.S. and political subdivisions of the states	62	62,888	(254)	22,690	(260)	85,578	(514)
Other municipal debt securities	1	3,000	—	—	—	3,000	—
Total temporarily impaired securities	463	$619,008	$(923)	$95,002	$(637)	$714,010	$(1,560)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2017, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at September 30, 2017 and December 31, 2016 that are regularly measured and carried at fair value. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$141,023	$141,023	$—
Corporate debt securities (2)	639,988	—	639,988
Debt securities issued by U.S. government agencies (2)	99,864	—	99,864
Debt securities issued by the U.S. Treasury (2)	16,790	16,790	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	91,982	—	91,982
Other municipal debt securities (2)	3,000	—	3,000
Total	$992,647	$157,813	$834,834

	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$54,137	$54,137	$—
Corporate debt securities (2)	396,221	—	396,221
Debt securities issued by U.S. government agencies (2)	55,179	—	55,179
Debt securities issued by the U.S. Treasury (2)	29,286	29,286	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	109,111	—	109,111
Investment in Regulus Therapeutics Inc.	2,414	2,414	—
Total	$646,348	$85,837	$560,511

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

(3)
At December 31, 2016, $9.3 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Novartis Future Stock Purchase

In January 2017, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or our common stock at a premium if an IPO did not occur by April 2018. Therefore, at the inception of the SPA, we recorded a $5.0 million asset representing the fair value of the potential future premium we could have received if Novartis purchased our common stock. We determined the fair value of the future premium by calculating the value based on the stated premium in the SPA and estimating the probability of an Akcea IPO. We also included a lack of marketability discount when we determined the fair value of the premium because we would have issued unregistered shares to Novartis if they had purchased our common stock. We measured this asset using Level 3 inputs and recorded it in other assets on our condensed consolidated balance sheet. At the end of the first and second quarters of 2017 prior to Akcea’s IPO, we reassessed the fair value of this asset. We recorded an adjustment to other income/expense on our condensed consolidated statement of operations for the change in value. Because Akcea completed its IPO before April 2018, Novartis will not purchase additional shares of Ionis stock. Therefore, this asset no longer had any value and we wrote-off the remaining balance to other expenses on our third quarter 2017 condensed consolidated statement of operations.

The following is a reconciliation of the potential premium we would have received if Akcea had not completed its IPO, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 (in thousands):

Beginning balance of Level 3 asset (at December 31, 2016)	$—
Value of the potential premium we will receive from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment during the nine months ended September 30, 2017	(5,035)
Ending balance of Level 3 asset (at September 30, 2017)	$—

At September 30, 2017 and December 31, 2016, we did not have any financial instruments that were valued using Level 3 inputs.

Convertible Notes

Our 1 percent notes had a fair value of $728.0 million at September 30, 2017. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5. Long-Term Obligations

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of September 30, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development and Manufacturing Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million. As a result of the purchase, we extinguished the financing liability we had previously recorded on our balance sheet. The difference between the purchase price of the facility and the carrying value of our financing liability at the time of the purchase was $7.7 million. We recognized this amount as a noncash loss on extinguishment of financing liability for leased facility in our condensed consolidated results of operations in the third quarter of 2017.

We also purchased our manufacturing facility in July 2017 for $14.0 million. We previously accounted for the lease on this facility as an operating lease. We capitalized the purchase price of the building as a fixed asset in the third quarter of 2017.

We financed the purchase of our primary R&D facility and our manufacturing facility, with mortgage debt of $51.3 million and $9.1 million, respectively. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility has an interest rate of 4.20 percent. During the first five years of both mortgages we are only required to make interest payments. Both mortgages mature in August 2027.

6. Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first nine months of 2017 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat patients with spinal muscular atrophy, or SMA. Additionally, we and Biogen are currently developing five other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx for ALS, IONIS-MAPTRx (formerly IONIS-BIIB4Rx) for Alzheimer’s disease and IONIS-BIIB5Rx, IONIS-BIIB6Rx and IONIS-BIIB7Rx to treat undisclosed neurodegenerative diseases. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. From inception through September 2017, we have received $645 million from our Biogen collaborations.

During the three and nine months ended September 30, 2017, we earned revenue of $89.7 million and $189.1 million from our relationship with Biogen, respectively. Our revenue for the nine months ended September 30, 2017 included $60.5 million in royalties for sales of SPINRAZA and several milestone payments. The milestone payments we earned from Biogen for the first nine months of 2017 included the following:

●	$50 million milestone payment we earned in the second quarter of 2017 from the EU approval of SPINRAZA;
●	$40 million milestone payment we earned in the third quarter of 2017 for SPINRAZA pricing approval in Japan;
●	$10 million milestone payment we earned in the third quarter of 2017 for validating an undisclosed neurological disease target under our Strategic Neurology collaboration; and
●	$5 million milestone payment we earned in the first quarter of 2017 for validation of an additional undisclosed neurological disease target.

Additionally, in October 2017 we earned a $10 million milestone payment for initiating a Phase 1/2a clinical study of IONIS-MAPTRx in patients with mild Alzheimer's disease. As a result of earning these milestone payments, our next potential milestone payment has changed for our Neurology and Strategic Neurology collaborations. Under our Neurology collaboration, we will earn the next milestone payment of $7.5 million if we continue to advance IONIS-MAPTRx. Under our Strategic Neurology collaboration, we will earn the next milestone payment of up to $2 million if we advance a program under this collaboration. Our revenue from Biogen represented 75 percent and 57 percent of our total revenue for the three and nine months ended September 30, 2017, respectively. In comparison, we earned revenue of $90.2 million and $120.9 million for the same periods in 2016, which represented 81 percent and 65 percent of our total revenue for those periods. Our condensed consolidated balance sheet at September 30, 2017 included deferred revenue of $48.6 million related to our relationship with Biogen.

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

In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. In conjunction with the decision to advance these programs, we received a $75 million payment from Bayer. We recorded revenue of $64.9 million related to the license for IONIS-FXI-LRx in February 2017 and we are recognizing the remaining amount over the period we are performing the ongoing development activities for IONIS-FXI-LRx and IONIS-FXIRx through May 2019. We plan to conduct a Phase 2b study evaluating IONIS-FXIRx in patients with end-stage renal disease on hemodialysis to finalize dose selection. Additionally, we plan to rapidly develop IONIS-FXI-LRx through Phase 1. Following these studies and Bayer's decision to further advance these programs, Bayer will be responsible for all global development, regulatory and commercialization activities for both drugs. We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of our collaboration, we are eligible to receive up to $385 million in license fees, substantive milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. From inception through September 2017, we have received over $175 million from our Bayer collaboration. We will earn the next milestone payment of $10 million if we advance a program under this collaboration.

During the three and nine months ended September 30, 2017, we earned revenue of $1.2 million and $67.9 million from our relationship with Bayer, respectively, which represented one percent and 20 percent of our total revenue for those periods, respectively. In comparison, we earned revenue of $0.2 million and $5.2 million for the same periods in 2016, respectively. Our condensed consolidated balance sheet at September 30, 2017 included $8.5 million of deferred revenue related to our relationship with Bayer.

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

In conjunction with this collaboration, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or our common stock at a premium if an IPO did not occur by April 2018.

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

We are recognizing the amount attributed to the development services for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx over the period of time we are performing the services, currently estimated to be through November 2018 and June 2019, respectively. We will recognize the amount attributed to the API supply as we deliver it to Novartis. We determined at the inception that all milestones under its Novartis collaboration are substantive milestones and we will recognize any future exercise of an option to license a drug under the Novartis agreement in full in the period the option is exercised. Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue and Akcea recognizes the fees as R&D expense. On a consolidated basis, we eliminate the sublicense fees.

During the three and nine months ended September 30, 2017, we earned revenue of $13.4 million and $37.2 million from our relationship with Novartis, respectively, which represented 11 percent of our total revenue for each of the periods. Our condensed consolidated balance sheet at September 30, 2017 included deferred revenue of $72.1 million related to our relationship with Novartis.

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Under the terms of the agreement, we received $38 million in upfront and expansion payments, which we amortized through September 2017.

In August 2017, as part of a reprioritization of its pipeline and strategic review of its Rare Diseases business, GSK declined its options for inotersen, our Phase 3 drug to treat patients with hereditary TTR amyloidosis, or hATTR, and IONIS-FB-LRx (formerly IONIS-GSK4-LRx), an antisense drug to treat complement-mediated diseases. We are continuing to advance each of these drugs independently.

GSK, consistent with its focus on treatments for infectious diseases, continues to advance two drugs targeting hepatitis B virus, or HBV, under our collaboration: IONIS-HBVRx and IONIS-HBV-LRx. GSK is currently conducting Phase 2 studies for both drugs we designed to reduce the production of viral proteins associated with HBV infection. In March 2016, we and GSK amended the development plan for IONIS-HBVRx to allow GSK to conduct all further development activities for this program. GSK has the exclusive option to license the drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee.

Under our agreement, if GSK successfully develops these drugs and achieves pre-agreed sales targets, we could receive license fees and substantive milestone payments of more than $387.5 million, including up to $134.5 million for the achievement of development milestones, up to $120.0 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones. Through September 2017, we have received more than $162 million in payments under this alliance with GSK. We will earn the next milestone payment of up to $15 million for the initiation of a Phase 3 study for the HBV program. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance.

During the three and nine months ended September 30, 2017, we earned revenue of $2.7 million and $8.2 million, respectively, from our relationship with GSK. In comparison, we earned revenue of $1.2 million and $8.2 million for the same periods in 2016, respectively. Our condensed consolidated balance sheet at September 30, 2017 included deferred revenue of $0.2 million related to our relationship with GSK.

7.	Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics. Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea’s stock and consolidated 100 percent of Akcea’s results in our financial statements. After Akcea’s IPO, we owned approximately 68 percent of Akcea. As a result, beginning in the third quarter of 2017, we began adjusting our financial statements to reflect the noncontrolling interest that we no longer own in Akcea. Our reportable segments remain unchanged as a result of Akcea’s IPO. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

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

The following tables show our segment revenue and income (loss) from operations for the three and nine months ended September 30, 2017 (in thousands), respectively.

Three Months Ended September 30, 2017	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$32,890	$—	$—	$32,890
Licensing and other royalty revenue	879	—	—	879
Total commercial revenue	33,769	—	—	33,769
R&D revenue under collaborative agreements	73,693	13,449	—	87,142
Total segment revenue	$107,462	$13,449	$—	$120,911
Total operating expenses	$81,019	$26,013	$(30)	$107,002
Income (loss) from operations	$26,443	$(12,564)	$30	$13,909

Three Months Ended September 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
R&D revenue under collaborative agreements	$112,761	$—	$(3,848)	$108,913
Licensing and other royalty revenue	2,014	—	—	2,014
Total segment revenue	$114,775	$—	$(3,848)	$110,927
Total operating expenses	$74,599	$20,250	$(30)	$94,819
Income (loss) from operations	$40,176	$(20,250)	$(3,818)	$16,108

Nine Months Ended September 30, 2017	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$60,467	$—	$—	$60,467
Licensing and other royalty revenue	4,983	—	—	4,983
Total commercial revenue	65,450	—	—	65,450
R&D revenue under collaborative agreements	287,151	37,173	(54,407)	269,917
Total segment revenue	$352,601	$37,173	$(54,407)	$335,367
Total operating expenses	$242,753	$120,884	$(54,497)	$309,140
Income (loss) from operations	$109,848	$(83,711)	$90	$26,227

Nine Months Ended September 30, 2016	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
R&D revenue under collaborative agreements	$170,431	$—	$(3,848)	$166,583
Licensing and other royalty revenue	19,689	—	—	19,689
Total segment revenue	$190,120	$—	$(3,848)	$186,272
Total operating expenses	$222,737	$51,096	$(90)	$273,743
Loss from operations	$(32,617)	$(51,096)	$(3,758)	$(87,471)

The following table shows our total assets by segment at September 30, 2017 and December 31, 2016 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
September 30, 2017	$1,246,987	$289,349	$(283,774)	$1,252,561
December 31, 2016	$1,067,770	$10,684	$(165,987)	$912,467

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Partner A	75%	81%	57%	65%
Partner B	11%	0%	11%	0%
Partner C	1%	0%	20%	3%
Partner D	6%	11%	4%	9%

Contracts receivables from one significant partner comprised approximately 94 percent of our contracts receivables at September 30, 2017. Contracts receivables from two significant partners comprised approximately 92 percent of our contracts receivables at December 31, 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position and outlook, our business, the business of Akcea Therapeutics, Inc., and the therapeutic and commercial potential of our technologies and products in development, including SPINRAZA, inotersen and volanesorsen. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our annual report on Form 10-K for the year ended December 31, 2016, which is on file with the U.S. Securities and Exchange Commission and are available from us, and those identified within this Item in the section entitled “Risk Factors” beginning on page 38 of this Report.

Overview

We are leaders in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform. Using this platform, we have developed a large, diverse and advanced pipeline of potentially first-in-class and/or best-in-class drugs that we believe can provide high value for patients with significant unmet medical needs. In this way, we believe we are fundamentally changing medicine with the goal to transform the lives of those suffering from severe, often life-threatening, diseases. The approval and commercial launch of SPINRAZA in numerous countries for pediatric and adult patients with SMA highlights our progress toward this goal. Our pipeline also contains two near-term potentially transformative medicines for two different severe and rare diseases, each with significant commercial potential, volanesorsen and inotersen. In the first half of 2017, we reported positive Phase 3 data in patients with familial chylomicronemia, or FCS. In the third quarter of 2017, Akcea, working closely with us, filed for marketing authorization for volanesorsen to treat patients with FCS in the U.S., EU and Canada. In the second quarter of 2017, we also reported positive data from our Phase 3 study of inotersen in patients with hATTR with polyneuropathy. In November 2017, we filed for marketing authorization in the U.S. and EU for inotersen to treat patients with hATTR. The European Medicines Agency, or EMA, recently granted accelerated assessment to inotersen, which can reduce the standard review time.

With FDA approval in December 2016, SPINRAZA injection became the first and only approved drug to treat pediatric and adult patients with SMA. SMA is a leading genetic cause of death in infants and toddlers that is marked by progressive, debilitating muscle weakness. SPINRAZA is also approved in the EU, Japan, Canada, Brazil and Switzerland. SPRINRAZA is under review in several other key countries including, Israel, South Korea, Australia and Argentina, with additional filings planned. In the first nine months of 2017, we earned $60.5 million in commercial revenue from SPINRAZA royalties. We also earned a $50 million milestone payment for the EU approval of SPINRAZA and a $40 million milestone payment for SPINRAZA pricing approval in Japan.

Akcea Therapeutics, Inc. is focused on developing and commercializing volanesorsen and three other clinical-stage drugs for serious cardiometabolic diseases caused by lipid disorders, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. Each of these four drugs could potentially treat multiple patient populations. Moving these drugs into a company that we own allows us to retain substantial value from them and ensures our core focus remains on innovation. Akcea completed its IPO in July 2017. Akcea received $182.4 million in net proceeds from the IPO and the Novartis concurrent private placement in the third quarter of 2017. After Akcea’s IPO, we owned approximately 68 percent in Akcea and have continued to consolidate Akcea’s financial results in our third quarter 2017 financial statements, with an adjustment to account for the portion of Akcea we no longer own. Akcea has built an experienced team focused on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders.

Akcea, working closely with us, is developing volanesorsen to treat two severe and rare, genetically defined diseases, FCS and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. The clinical development program for volanesorsen consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. During the third quarter of 2017, Akcea, working closely with us, filed for marketing authorization for volanesorsen in the U.S., EU and Canada. We estimate that FCS and FPL each affect 3,000 to 5,000 patients globally. Akcea is preparing to commercialize volanesorsen for both FCS and FPL, if approved.

We believe inotersen has the potential to become the preferred treatment option for many patients with hATTR. hATTR is a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. In May 2017, we reported positive top-line data from our Phase 3 study of inotersen, NEURO-TTR, in patients with hATTR with polyneuropathy. More than half of these patients also have cardiomyopathy. In August 2017, as part of a reprioritization of its pipeline and strategic review of its Rare Diseases business, GSK declined its option for inotersen. We are advancing inotersen to the market. In November 2017, we filed for marketing authorization for inotersen to treat patients with hATTR in the U.S. and EU. The EMA recently granted accelerated assessment to inotersen, which may reduce standard review time. We are on track in our pre-commercial preparations, for a potential launch in 2018, if approved. We plan to maximize the commercial potential of inotersen, either through a partner, through commercialization ourselves, or through a combination of the two.

In addition to our Phase 3 programs, we have a pipeline of drugs with the potential to be first-in-class and/or best-in-class drugs to treat patients with diseases that have inadequate treatment options. We are addressing a broad spectrum of diseases from common diseases affecting millions, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease, to rare diseases, such as amyotrophic lateral sclerosis and Huntington’s disease. We are continuing to advance our mid-stage drugs in development which have the potential to enter late-stage clinical development and progress toward the market over the next couple of years. For example, Akcea’s pipeline of novel cardiometabolic drugs is moving forward on schedule. AKCEA-APO(a)-LRx is the first and only drug in clinical development designed to selectively and robustly lower Lp(a), a key driver of cardiovascular disease. Akcea’s Phase 2b study of AKCEA-APO(a)-LRx in patients with elevated Lp(a) is progressing, with data planned in mid-2018. Akcea also recently reported positive data from the Phase 1/2 study of AKCEA-APOCIII-LRx. Like our other LICA drugs in development, the enhanced potency observed should support less frequent dosing, enhancing patient convenience and compliance. We believe this enhanced profile for AKCEA-APOCIII-LRx should support development for larger diseases with broader patient populations. Akcea plans to start a Phase 2 dose-ranging study of AKCEA-APOCIII-LRx by the end of this year with data planned in 2019. IONIS-HTTRx is another example of the progress in our pipleine. IONIS-HTTRx is the first drug in clinical development to target the cause of Huntington’s disease by reducing the production of toxic mutant huntingtin protein. We plan to report data from the Phase 1/2 study of IONIS-HTTRx in early 2018. Before the end of the year, we also plan to begin an open-label extension study for patients who participated in the Phase 1/2 study. IONIS-HTTRx is partnered with Roche, which has the option to license IONIS-HTTRx following a review of the Phase 1/2 data, for which we will earn a $45 million license fee. Assuming licensing, as Roche advances the drug, we could earn $285 million more in milestone payments plus royalties on sales. After licensing, Roche will assume responsibility for all clinical, regulatory and commercial activities for the drug.

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

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$120,911	$110,927	$335,367	$186,272
Total operating expenses	$107,002	$94,819	$309,140	$273,743
Income (loss) from operations	$13,909	$16,108	$26,227	$(87,471)
Net income (loss)	$(4,896)	$7,351	$(12,636)	$(112,421)

For the first nine months of 2017 we had a net loss of $12.6 million, compared to net loss of $112.4 million for the same period in 2016. Our net loss improved significantly due to the substantial revenue we earned. In the first nine months of 2017, we added $60.5 million of commercial revenue from SPRINRAZA royalties. These royalties were primarily from sales in the U.S. Additionally, we earned R&D revenue of $269.9 million, including $90 million in milestone payments related to SPINRAZA.

Our operating expenses for the three and nine months ended September 30, 2017 were $107.0 million and $309.1 million, respectively, and increased compared to $94.8 million and $273.7 million for the same periods in 2016. The increase in operating expenses was primarily due to higher SG&A expenses as we prepare to commercialize volanesorsen and inotersen next year. Our SG&A expenses also increased this year compared to last year because of fees we owe under our in-licensing agreements related to SPINRAZA. We are projecting an increase in our operating expenses for the fourth quarter of 2017, compared to the third quarter of 2017 primarily due to the cost of preparing for the launch of inotersen and volanesorsen.

Recent Events

Our Drug and Corporate Development Highlights (Q3 2017 and subsequent activities)

Recent SPINRAZA Accomplishments:

●	Biogen reported more than $270 million from sales of SPINRAZA in the third quarter, bringing 2017 year-to-date sales to more than $520 million.
●	We earned a $40 million milestone payment from Biogen for SPINRAZA pricing approval in Japan.
●	SPINRAZA was approved in Brazil and Switzerland, with additional approvals anticipated.
●	We and Biogen received the prestigious Prix Galien USA Award for the Best Biotechnology Product in 2017 for SPINRAZA.
●	Results from the ENDEAR study of SPINRAZA in patients with infantile-onset SMA were published in The New England Journal of Medicine.
●	We and Biogen received the 2016-2017 Oligonucleotide Therapeutics Society Paper of the Year Award for the Phase 2 SPINRAZA publication in The Lancet.

Recent Corporate and Pipeline Accomplishments:

●	We filed for marketing authorization for inotersen in the U.S. and EU.
●
We presented data from the NEURO-TTR study of inotersen at the American Neurology Academy congress and European ATTR meeting demonstrating benefit compared to placebo in multiple measures of quality of life and disease severity, including both co-primary endpoints: the Norfolk quality of life score and mNIS+7.

●
We entered into a collaboration with Seventh Sense Biosystems to support the development of a novel push-button blood collection device to make blood testing more convenient and virtually painless, potentially enabling more convenient monitoring for patients being treated with inotersen and volanesorsen.

●
AstraZeneca presented data from the Phase 1b/2 study of IONIS-STAT3-2.5Rx in combination with its PD-L1 blocking antibody, Imfinzi (durvalumab) showing encouraging antitumor activity in patients with advanced solid tumors and recurrent metastatic head and neck cancer, with a safety and tolerability profile supporting continued development.

●	We initiated a Phase 1 study of IONIS-MAPTRx in patients with Alzheimer’s disease and earned a $10 million milestone payment from Biogen.

Recent Akcea Accomplishments:

●	Akcea and we filed for marketing authorization in the U.S., EU, and Canada for volanesorsen for the treatment of FCS.
●	Volanesorsen was granted Priority Review in Canada.
●	Akcea received Promising Innovative Medicine, or PIM, designation for volanesorsen in the United Kingdom.
●	Akcea announced positive results from the Phase 1/2 study of AKCEA-APOCIII-LRx in healthy volunteers and patients with elevated triglycerides.
●	Akcea presented final results from the IN-FOCUS study demonstrating the significant burden of illness for patients with FCS at the National Organization for Rare Disorders, or NORD, Summit
●	Akcea completed its IPO, including the underwriters’ full exercise of their overallotment option generating over $180 million in net proceeds.
●	Akcea expanded the leadership team in the U.S. and established a global presence in Canada, United Kingdom, Germany, and France.

Management Transitions

On November 7, 2017, we announced management transitions to be effective January 15, 2018.  Brett Monia, a founder of Ionis, and head of Drug Discovery, and the inotersen program, will become Chief Operating Officer.  In his new role, in addition to continuing to play a key role in drug discovery and development including taking responsibility for the research to development transition, Dr. Monia will assume responsibilities for the company’s regulatory, patient advocacy, human resources and business functions including corporate communications, investor relations, business development, alliance management  and competitive intelligence.  B. Lynne Parshall, who has been with Ionis for 27 years, will become Senior Strategic Advisor to Ionis and remain a member of the Board of Directors of Ionis and Akcea.  In addition to supporting Dr. Monia in his transition, Ms. Parshall will continue to be involved in strategic planning,  business development, and with Ionis’ important relationships with Biogen and Akcea.

Dr. Monia, age 56, has served as our Senior Vice President, Drug Discovery and Corporate Development since January 2012. From February 2009 to January 2012, Dr. Monia served as our Vice President, Drug Discovery and Corporate Development and from October 2000 to February 2009, he served as our Vice President, Preclinical Drug Discovery. From October 1989 to October 2000 he held various positions within our Molecular Pharmacology department.

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

During the first quarter of 2017, we valued the premiums under the SPA agreement with Novartis. These premiums included the premium Novartis paid us related to its $100 million purchase of our stock in the first quarter of 2017 and the premium we could have received related to Novartis’ potential purchase of our stock. These valuations required us to use level 3 inputs, which we consider to be a critical accounting policy for our results in the first nine months of 2017.

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

We determined the fair value of the premium we received and the future premium we could have received by using the stated premium in the SPA and applying a lack of marketability discount. We included a lack of marketability discount in our valuation of the premiums because we initially issued unregistered shares as part of Novartis’ $100 million equity purchase and we would have issued unregistered shares to Novartis if it had purchased our common stock. Additionally, for the future potential stock purchase, we estimated the probability of an Akcea IPO. At the inception of the agreements, we calculated the following fair values:

●	$28.4 million for the premium paid by Novartis for its purchase of our common stock in the first quarter of 2017; and
●	$5.0 million for the potential premium Novartis would have paid if it had purchased our common stock in the future at a premium.

At the end of the first and second quarters of 2017, we reassessed the fair value of premium and as necessary, we recorded an adjustment to other income/expense on our condensed consolidated statement of operations for the change in value. Because Akcea completed its IPO before April 2018, Novartis will not purchase additional shares of Ionis stock. Therefore, this asset no longer had any value and we wrote-off the remaining potential premium Novartis would have paid to us if an Akcea IPO did not occur. We wrote off the amount to other expenses on our consolidated statement of operations. See further discussion about our valuation of the potential premium in Note 4, Fair Value Measurements, in the Notes to the Consolidated Financial Statements.

Results of Operations

Revenue

Total revenue for the three and nine months ended September 30, 2017 was $120.9 million and $335.4 million, compared to $110.9 million and $186.3 million for the same periods in 2016.

Commercial Revenue

SPINRAZA Royalties

The first quarter of 2017 was the first full quarter in which we earned commercial revenue from SPINRAZA royalties. Commercial revenue from SPINRAZA royalties for the three and nine months ended September 30, 2017 was $32.9 million and $60.5 million, respectively.

Licensing and Other Royalty Revenue

Our revenue from licensing activities and other royalties for the three and nine months ended September 30, 2017 was $0.9 million and $5.0 million, respectively, compared to $2.0 million and $19.7 million for 2016. During the second quarter of 2016 we earned $15 million from Kastle when it acquired the global rights to develop and commercialize Kynamro.

Research and Development Revenue Under Collaborative Agreements

Research and development revenue under collaborative agreements for the three and nine months ended September 30, 2017 was $87.1 million and $269.9 million, respectively, compared to $108.9 million and $166.6 million for the same periods in 2016. The change in our R&D revenue was primarily due to milestone payments we earned from Biogen for advancing several programs, the license fee from Bayer and Akcea’s collaboration with Novartis. Our R&D revenue for the first nine months of 2017 primarily consisted of the following:

●
$105 million in milestone payments from Biogen, including $90 million in milestone payments for SPINRAZA and $15 million in milestone payments for validating two undisclosed neurological disease targets;

●	$66.7 million from Bayer primarily for the license of IONIS-FXI-LRx;
●	$86.4 million from the amortization of upfront fees; and
●	$11.8 million primarily from services we performed for our partners.

Our R&D revenue fluctuates based on the nature and timing of payments under agreements with our partners and consists primarily of revenue from the amortization of upfront fees, milestone payments and license fees.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2017 were $107.0 million and $309.1 million, respectively, and increased compared to $94.8 million and $273.7 million for the same periods in 2016. Our year to date operating expenses increased year over year principally due to higher SG&A expenses as we prepare to commercialize volanesorsen and inotersen. Our SG&A expenses also increased this year compared to last year because of fees we owe under our in-licensing agreements related to SPINRAZA. We are projecting an increase in our operating expenses for the fourth quarter of 2017, compared to the third quarter of 2017 primarily due to the cost of preparing for the launch of inotersen and volanesorsen.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$64,239	$63,725	$190,924	$178,764
Akcea Therapeutics	21,321	17,386	109,071	41,967
Elimination of intercompany activity	(30)	(3,878)	(54,497)	(3,938)
Subtotal	85,530	77,233	245,498	216,793
Non-cash compensation expense related to equity awards	21,472	17,586	63,642	56,950
Total operating expenses	$107,002	$94,819	$309,140	$273,743

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research, development and patent expenses	$64,033	$71,352	$197,915	$200,628
Non-cash compensation expense related to equity awards	16,181	13,279	48,443	42,541
Total research, development and patent expenses	$80,214	$84,631	$246,358	$243,169

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$48,776	$59,454	$157,364	$168,203
Akcea Therapeutics	15,287	15,776	95,048	36,363
Elimination of intercompany activity	(30)	(3,878)	(54,497)	(3,938)
Subtotal	64,033	71,352	197,915	200,628
Non-cash compensation expense related to equity awards	16,181	13,279	48,443	42,541
Total research, development and patent expenses	$80,214	$84,631	$246,358	$243,169

For the three and nine months ended September 30, 2017, our total research, development and patent expenses were $64.0 million and $197.9 million, and decreased slightly compared to $71.4 million and $200.6 million for the same periods in 2016. Our research, development and patent expenses decreased slightly as anticipated because we are winding down our Phase 3 programs. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we are also closing out our Phase 3 volanesorsen trial in patients with FCS and our Phase 3 inotersen trial in patients with hATTR with polyneuropathy. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Antisense drug discovery expenses	$14,071	$13,099	$39,831	$36,102
Non-cash compensation expense related to equity awards	3,935	3,464	11,644	10,510
Total antisense drug discovery expenses	$18,006	$16,563	$51,475	$46,612

Antisense drug discovery expenses for the three and nine months ended September 30, 2017 were $14.1 million and $39.8 million, compared to $13.1 million and $36.1 million for the same periods in 2016. Expenses were slightly higher on a year to date basis. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SPINRAZA	$-	$12,336	$10,320	$30,985
Volanesorsen	4,401	6,349	14,604	16,315
Inotersen	4,230	7,319	16,340	16,835
Other antisense development projects	11,424	7,985	32,852	27,399
Development personnel and overhead expenses	13,555	11,411	36,875	31,554
Total antisense drug development, excluding non-cash compensation expense related to equity awards	33,610	45,400	110,991	123,088
Non-cash compensation expense related to equity awards	6,968	4,820	20,980	16,831
Total antisense drug development expenses	$40,578	$50,220	$131,971	$139,919

Antisense drug development expenses were $33.6 million and $111.0 million for the three and nine months ended September 30, 2017, respectively, compared to $45.4 million and $123.1 million for the same periods in 2016. Expenses for the three and nine months ended September 30, 2017 were lower compared to the same periods in 2016 as we anticipated because we are winding down our Phase 3 programs. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we are closing out our Phase 3 volanesorsen trial in patients with FCS and our Phase 3 inotersen trial in patients with hATTR with polyneuropathy. Akcea is conducting a Phase 3 trial of volanesorsen in patients with FPL. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$20,521	$34,864	$74,655	$93,474
Akcea Therapeutics	13,089	10,536	84,730	29,614
Elimination of intercompany activity	—	—	(48,394)	—
Subtotal	33,610	45,400	110,991	123,088
Non-cash compensation expense related to equity awards	6,968	4,820	20,980	16,831
Total antisense drug development expenses	$40,578	$50,220	$131,971	$139,919

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Manufacturing and operations expenses	$9,167	$5,483	$26,260	$20,712
Non-cash compensation expense related to equity awards	1,693	1,427	5,143	4,613
Total manufacturing and operations expenses	$10,860	$6,910	$31,403	$25,325

Manufacturing and operations expenses were $9.2 million and $26.3 million for the three and nine months ended September 30, 2017, compared to $5.5 million and $20.7 million for the same periods in 2016. The increase was primarily due to increased manufacturing of inotersen and volanesorsen to prepare for the potential launches next year. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$7,743	$4,475	$23,575	$18,915
Akcea Therapeutics	1,424	4,856	8,698	5,645
Elimination of intercompany activity	—	(3,848)	(6,013)	(3,848)
Subtotal	9,167	5,483	26,260	20,712
Non-cash compensation expense related to equity awards	1,693	1,427	5,143	4,613
Total manufacturing and operations expenses	$10,860	$6,910	$31,403	$25,325

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Personnel costs	$2,608	$2,747	$8,174	$8,130
Occupancy	2,132	2,185	6,086	5,912
Patent expenses	465	1,103	1,459	2,356
Depreciation and amortization	51	63	175	178
Insurance	480	338	1,153	1,016
Other	1,449	934	3,786	3,134
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	7,185	7,370	20,833	20,726
Non-cash compensation expense related to equity awards	3,585	3,568	10,676	10,587
Total R&D support expenses	$10,770	$10,938	$31,509	$31,313

R&D support expenses for the three and nine months ended September 30, 2017 were $7.2 million and $20.8 million, and were essentially flat compared to $7.4 million and $20.7 million for the same periods in 2016. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$6,441	$7,016	$19,303	$19,712
Akcea Therapeutics	774	384	1,620	1,104
Elimination of intercompany activity	(30)	(30)	(90)	(90)
Subtotal	7,185	7,370	20,833	20,726
Non-cash compensation expense related to equity awards	3,585	3,568	10,676	10,587
Total R&D support expenses	$10,770	$10,938	$31,509	$31,313

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with the pre-commercialization activities for our drugs and costs to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of pre-commercialization, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA in these costs.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$21,497	$5,881	$47,583	$16,165
Non-cash compensation expense related to equity awards	5,291	4,307	15,199	14,409
Total selling, general and administrative expenses	$26,788	$10,188	$62,782	$30,574

Selling, general and administrative expenses were $21.5 million and $47.6 million for the three and nine months ended September 30, 2017, respectively, and increased compared to $5.9 million and $16.2 million for the same periods in 2016. The increase in SG&A expenses was principally due to us preparing to commercialize volanesorsen and inotersen next year and from fees we owe under our in-licensing agreements related to SPINRAZA. We project our expenses will increase as we prepare to launch inotersen and Akcea continues to prepare to launch volanesorsen. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ionis Core	$15,463	$4,271	$33,561	$10,561
Akcea Therapeutics	6,034	1,610	14,022	5,604
Non-cash compensation expense related to equity awards	5,291	4,307	15,199	14,409
Total selling, general and administrative expenses	$26,788	$10,188	$62,782	$30,574

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$15,287	$15,776	$95,048	$36,363
General and administrative expenses	6,034	1,610	14,022	5,604
Total operating expenses, excluding non-cash compensation expense related to equity awards	21,321	17,386	109,070	41,967
Non-cash compensation expense related to equity awards	4,692	2,864	11,814	9,129
Total Akcea Therapeutics operating expenses	$26,013	$20,250	$120,884	$51,096

Expenses for Akcea were $21.3 million and $109.1 million for the three and nine months ended September 30, 2017, and increased compared to $17.4 million and $42.0 million for the same periods in 2016. $48.4 million of the increase in Akcea’s development expenses for the nine months ended September 30, 2017 was for one-time sublicensing expenses related to entering into the Novartis collaboration recorded in the first quarter of 2017. $33.4 million of these expenses were non-cash and the remaining $15 million was paid to us. Akcea will pay 50 percent of all license fees, milestone payments and royalties under the Novartis collaboration to us as a sublicense fee. Additionally, Akcea is continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch volanesorsen. During the first quarter of 2017, we and Akcea reported positive results from the APPROACH Phase 3 study of volanesorsen in patients with FCS. During the third quarter of 2017, Akcea, working closely with us, filed for marketing approval in the U.S., EU and Canada. For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in research development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea. Additionally, for each period presented, we allocated a portion of Ionis' general and administrative expenses, which are included in general and administrative expenses in the table above, to Akcea for work we performed on Akcea’s behalf. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2017 were $2.8 million and $7.5 million, compared to $1.0 million and $3.9 million for the same periods in 2016. The increase in investment income was primarily due to a higher average cash balance and an improvement in the market conditions during the first nine months of 2017 compared to the same period in 2016.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was $10.8 million and $34.0 million, respectively, and increased compared to $9.7 million and $28.9 million for the same periods in 2016. The increase was primarily non-cash expense.

Interest expense includes non-cash amortization of the debt discount and debt issuance costs plus interest expense payable in cash for our 1 percent and 2¾ percent notes, non-cash interest expense related to the long-term financing liability (ending in July 2017), mortgage debt for our primarily R&D and manufacturing facilities (beginning in July 2017) and other miscellaneous debt.

In July 2017, we purchased the building that houses our primary R&D facility and the building that houses our manufacturing facility for $79.4 million and $14.0 million, respectively. As a result of the purchase of our primary R&D facility, we extinguished the financing liability we had previously recorded on our balance sheet. We financed the purchase of the buildings with mortgage debt of $51.3 million for our primary R&D facility with an interest rate of 3.88 percent and mortgage debt of $9.1 million for our  manufacturing facility with an interest rate of 4.2 percent. Both mortgages mature in August 2027. The non-cash interest expense for our long-term financing liability will be replaced with lower mortgage interest expense, which is included in the “other” line in the table below.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$8,208	$6,339	$24,165	$18,648
Interest expense payable in cash	1,714	1,671	5,373	5,013
Non-cash interest expense for long-term financing liability	308	1,674	3,660	5,018
Other	595	62	768	182
Total interest expense	$10,825	$9,746	$33,966	$28,861

Loss on Extinguishment of Financing Liability for Leased Facility

We recognized a loss on extinguishment of financing liability for leased facility of $7.7 million for the three and nine months ended September 30, 2017. The loss represents the difference between the amount we previously recorded as a financing liability for the leased facility and the purchase price we paid for our primary R&D facility in July 2017. This loss was noncash and nonrecurring.

Other Expenses

Other expenses were $2.1 million and $3.5 million for the three and nine months ended September 30, 2017, respectively. Other expenses primarily consisted of the previously capitalized fair value of the potential premium we would have received from Novartis if Akcea had not completed its IPO. This expense was noncash and nonrecurring.

Income Tax Expense

We are subject to regular income tax and alternative minimum tax.  We recorded income tax expense of $1.0 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

Net Income (Loss)

We had a net loss of $4.9 million for the three months ended September 30, 2017, compared to net income of $7.4 million for the same period in 2016. We had a net loss of $12.6 million for the nine months ended September 30, 2017, compared to $112.4 million for the same period in 2016.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

As a result of Akcea’s IPO, beginning in July 2017, we no longer own 100 percent of  Akcea. From the closing of Akcea’s IPO on July 19, 2017 through the end of the third quarter of 2017, we owned approximately 68 percent of Akcea. As a result, we adjusted our  financial statements to reflect the portion of Akcea we no longer own, which was 32 percent at September 30, 2017. Accordingly, our condensed consolidated statement of operations now includes a new line called “Net loss attributable to noncontrolling interests in Akcea”, our noncontrolling interest in Akcea for the third quarter of 2017 was $3.9 million. We also added a corresponding account to our condensed consolidated balance sheet called “Noncontrolling interest in Akcea Therapeutics, Inc.”

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $976,000 for the three months ended September 30, 2017, compared to net income attributable to our common stockholders’ of $7.4 million for the same period in 2016. For the nine months ended 2017 and 2016, we reported a net loss attributable to our common stockholders of $8.7 million and $112.4 million, respectively. For the three months ended September 30, 2017, basic and diluted net loss per share were zero. For the nine months ended September 30, 2017 basic and diluted net income per share were $0.02. For the three months ended September 30, 2016, basic and diluted net income per share of $0.06. For the nine months ended September 30, 2017 and 2016, basic and diluted net loss per share were $0.93.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Additionally, in 2017 we have added commercial revenue from SPINRAZA royalties. Additionally, we earned revenue from the sale or licensing of our intellectual property. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From our inception through September 30, 2017, we have earned approximately $2.5 billion in revenue from contract research and development and the sale and licensing of our intellectual property. From the time we were founded through September 30, 2017, we have raised net proceeds of approximately $1.2 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At September 30, 2017, we had cash, cash equivalents and short-term investments of $1.0 billion and stockholders’ equity of $397.7 million. In comparison, we had cash, cash equivalents and short-term investments of $665.2 million and stockholders’ equity of $99.6 million at December 31, 2016. During the nine months ended September 30, 2017, we received $470 million in payments from our partners, primarily from Novartis, Bayer and Biogen. Additionally, our cash balance at September 30, 2017 included the proceeds from Akcea’s IPO and Novartis’ strategic investment received in the third quarter of 2017.

In July 2017, we purchased two buildings that house our primary R&D facility and our manufacturing facility for $79.4 million and $14.0 million, respectively. In conjunction with the purchase of the buildings we obtained a $51.4 million mortgage for our primary R&D facility and a $9.1 million mortgage for our manufacturing facility. Both mortgages mature in August 2027. We expect these transactions will result in savings for us.

At September 30, 2017, we had consolidated working capital of $933.5 million compared to $664.1 million at December 31, 2016. Working capital increased in 2017 primarily due to the increase in our cash, cash equivalents and short-term investments as a result of the substantial payments we received from partners and from Akcea’s IPO during the first nine months of 2017.

As of September 30, 2017, our debt and other obligations totaled $758.5 million compared to $774.1 million at December 31, 2016.

The following table summarizes our contractual obligations as of September 30, 2017. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$716.5	$6.9	$13.9	$695.7	$—
Building mortgage payments	$83.8	$2.4	$4.8	$4.9	$71.7
Financing arrangements (principal and interest payable)	$13.1	$0.3	$12.8	$—	$—
Other obligations (principal and interest payable)	$1.1	$0.1	$0.1	$0.1	$0.8
Operating leases	$2.4	$1.0	$1.2	$0.2	$—
Total	$816.9	$10.7	$32.8	$700.9	$72.5

Our contractual obligations consist primarily of our convertible debt and mortgage debt for our primary R&D and manufacturing facilities. In addition, we also have facility leases, equipment financing arrangements and other obligations.

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At September 30, 2017, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At September 30, 2017, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of September 30, 2017 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development and Manufacturing Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million. As a result of the purchase, we extinguished the financing liability we had previously recorded on our balance sheet. The difference between the purchase price of the facility and the carrying value of our financing liability at the time of the purchase was $7.7 million. We recognized this amount as a loss on extinguishment of financing liability for leased facility in our condensed consolidated results of operations in the third quarter of 2017.

We purchased our manufacturing facility in July 2017 for $14.0 million. We previously accounted for the lease on this facility as an operating lease. We capitalized the purchase price of the building as a fixed asset in the third quarter of 2017.

We financed the purchase of our primary R&D facility and manufacturing facility, with mortgage debt of $51.3 million and $9.1 million, respectively. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility has an interest rate of 4.20 percent. During the first five years of both mortgages we are only required to make interest payments. Both mortgages mature in August 2027.

 Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2017 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies of new pharmaceutical products and in obtaining FDA and other regulatory authorizations of such products. Accordingly, our competitors may succeed in obtaining regulatory authorization for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our drugs, and we will primarily rely on our partners and Akcea to provide this capability.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, AVXS-101, RG7800, RG7916, and LMI070 could compete with SPINRAZA and metreleptin could compete with volanesorsen; patisiran, tafamadis, diflunisal, tolcapone and ALN-TTRsc02 could compete with inotersen and lomitapide and evolocumab could compete with Kynamro.

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

In addition, our current drugs, including SPINRAZA, volanesorsen, inotersen, and Kynamro, are chemically similar to each other. As a result, a safety observation we encounter with one of our drugs could have, or be perceived by a regulatory authority to have, an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of volanesorsen in patients with FPL, an ongoing open label extension study of volanesorsen in patients with FCS and an ongoing open label extension study of inotersen. Adverse events or results from these studies could negatively impact our current or planned marketing approval applications for volanesorsen in patients with FCS, for inotersen or the commercial opportunity for each product.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2017, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $397.7 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our revenue has come from collaborative arrangements, with additional revenue from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, as part of a reprioritization of its pipeline and strategic review of its rare disease business, GSK declined its option on inotersen and IONIS-FB-LRx.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2017, we had cash, cash equivalents and short-term investments equal to $1.0 billion. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, volanesorsen, inotersen and Kynamro, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2017, the market price of our common stock ranged from $24.58 to $60.01 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2017.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit. The jury then decided that we and Merck are entitled to four percent of $5 billion in past sales of sofosbuvir. Gilead has stated it would appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands. Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands. We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, in July 2016, together with Merck we appealed the decision to the Court of Appeals for the Federal Circuit. Gilead cross-appealed on the issue of validity. Briefing on the appeals is now complete and we expect oral arguments to be late this year or early 2018.  Under our agreement with Merck, Merck is responsible for the costs of this suit.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 7, 2017

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 7, 2017