Form 10-Q
period 2018-03-31
IONIS PHARMACEUTICALS INC
filed 2018-05-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of voting common stock outstanding as of April 30, 2018 was 125,520,380.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

 "Ionis," the Ionis logo, and other trademarks or service marks of Ionis Pharmaceuticals, Inc. appearing in this report are the property of Ionis Pharmaceuticals, Inc. "Akcea," the Akcea logo, and other trademarks or service marks, including TEGSEDI (inotersen) and WAYLIVRA (volanesorsen), are trademarks of Akcea Therapeutics, Inc. appearing in this report are the property of Akcea Therapeutics, Inc. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$227,505	$129,630
Short-term investments	807,796	893,085
Contracts receivable	36,858	62,955
Inventories	9,060	9,982
Other current assets	62,064	73,082
Total current assets	1,143,283	1,168,734
Property, plant and equipment, net	123,188	121,907
Patents, net	22,914	22,004
Deposits and other assets	10,175	10,129
Total assets	$1,299,560	$1,322,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,833	$24,886
Accrued compensation	12,166	25,151
Accrued liabilities	66,470	66,618
Current portion of long-term obligations	47	1,621
Current portion of deferred contract revenue	120,127	125,336
Total current liabilities	212,643	243,612
Long-term deferred contract revenue	85,446	108,026
1 percent convertible senior notes	541,635	533,111
Long-term obligations, less current portion	12,946	12,974
Long-term mortgage debt	59,789	59,771
Total liabilities	912,459	957,494
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 125,448,746 and 124,976,373 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	125	125
Additional paid-in capital	1,576,954	1,553,681
Accumulated other comprehensive loss	(33,234)	(31,759)
Accumulated deficit	(1,242,454)	(1,241,034)
Total Ionis stockholders’ equity	301,391	281,013
Noncontrolling interest in Akcea Therapeutics, Inc.	85,710	84,267
Total stockholders’ equity	387,101	365,280
Total liabilities and stockholders’ equity	$1,299,560	$1,322,774

*Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31, 2017
	2018	2017
Revenue:		(as revised*)
Commercial revenue:
SPINRAZA royalties	$41,081	$5,211
Licensing and other royalty revenue	942	2,590
Total commercial revenue	42,023	7,801
Research and development revenue under collaborative agreements	102,396	107,999
Total revenue	144,419	115,800

Expenses:
Research, development and patent	104,067	82,638
Selling, general and administrative	43,653	13,677
Total operating expenses	147,720	96,315

Income (loss) from operations	(3,301)	19,485

Other income (expense):
Investment income	3,610	2,280
Interest expense	(10,938)	(11,363)
Other expenses	(168)	(1,438)

Income (loss) before income tax expense	(10,797)	8,964

Income tax expense	(15)	—

Net income (loss)	(10,812)	8,964

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	9,392	—

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(1,420)	$8,964

Basic net income (loss) per share	$(0.01)	$0.07
Shares used in computing basic net income (loss) per share	125,330	122,861
Diluted net income (loss) per share	$(0.01)	$0.07
Shares used in computing diluted net income (loss) per share	125,330	124,972

*Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as revised*)
Net income (loss)	$(10,812)	$8,964
Unrealized gains (losses) on debt securities, net of tax	(1,530)	266
Reclassification adjustment for realized gains included in net income (loss)	—	(374)
Currency translation adjustment	55	(6)

Comprehensive income (loss)	(12,287)	8,850

Comprehensive loss attributable to noncontrolling interests	9,423	—

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(2,864)	$8,850

*Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:		(as revised*)
Net income (loss)	$(10,812)	$8,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,363	1,980
Amortization of patents	443	393
Amortization of premium on investments, net	1,192	1,608
Amortization of debt issuance costs	441	396
Amortization of convertible senior notes discount	8,083	7,506
Amortization of long-term financing liability for leased facility	—	1,675
Stock-based compensation expense	28,451	20,912
Gain on investment in Regulus Therapeutics, Inc.	—	(374)
Non-cash losses related to patents, licensing and property, plant and equipment	175	93
Changes in operating assets and liabilities:
Contracts receivable	26,097	38,686
Inventories	922	688
Other current and long-term assets	11,422	(14,077)
Accounts payable	(13,144)	472
Accrued compensation	(12,985)	(15,919)
Accrued liabilities and deferred rent	(1,695)	(6,273)
Deferred contract revenue	(27,788)	75,935
Net cash provided by operating activities	13,165	122,665

Investing activities:
Purchases of short-term investments	(91,157)	(266,185)
Proceeds from the sale of short-term investments	173,724	99,223
Purchases of property, plant and equipment	(2,343)	(3,237)
Acquisition of licenses and other assets, net	(738)	(983)
Proceeds from the sale of Regulus Therapeutics stock	—	2,507
Net cash provided by (used in) investing activities	79,486	(168,675)

Financing activities:
Proceeds from equity awards	5,675	6,324
Proceeds from the issuance of common stock to Novartis	—	71,640
Stock issuance costs paid	(451)	(778)
Principal payments on debt and capital lease obligations	—	(1,640)
Net cash provided by financing activities	5,224	75,546

Net increase in cash and cash equivalents	97,875	29,536
Cash and cash equivalents at beginning of period	129,630	84,685
Cash and cash equivalents at end of period	$227,505	$114,221

Supplemental disclosures of cash flow information:
Interest paid	$644	$106

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,091	$1,648
Unpaid deferred offering costs	$—	$319

*Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.	Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 on the same basis as the audited financial statements for the year ended December 31, 2017. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority-owned subsidiary, Akcea Therapeutics, Inc., which we formed in December 2014. In July 2017, Akcea completed an initial public offering, or IPO. As of July 19, 2017, the closing of the IPO, and at March 31, 2018, we owned approximately 68 percent of Akcea.

In April 2018, we received 8 million shares of Akcea’s stock for the license of TEGSEDI (inotersen) and AKCEA-TTR-LRx to Akcea and purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. We will reflect this increase in our ownership percentage in the second quarter of 2018. Refer to the noncontrolling interest in Akcea section in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea. Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its majority owned subsidiary, Akcea Therapeutics, Inc.

2.	Significant Accounting Policies

Revenue Recognition

Adoption of New Revenue Recognition Accounting Standard (Topic 606)

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. This guidance supersedes the revenue recognition requirements we previously followed in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or Topic 605, and created a new Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, an entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. Further, an entity will recognize revenue upon satisfying the performance obligation(s) under the related contract. We adopted Topic 606 on January 1, 2018 under the full retrospective approach, which required us to revise our prior period revenue. Under Topic 606, we were required to review all of our ongoing collaboration agreements in which we recognized revenue after January 1, 2016. We were required to assess what our revenue would have been for the period from January 1, 2016 to December 31, 2017 under Topic 606. As a result of this analysis, we determined that the cumulative revenue we would have recognized under Topic 606 decreased by $53.6 million. We recorded this amount as a cumulative adjustment to our accumulated deficit as of December 31, 2017. We have labeled our prior period financial statements “as revised” to indicate the change required under the accounting rules. Below is a summary of the change from our first quarter 2017 revenue under Topic 605 to the new Topic 606 guidance:

The following table summarizes the adjustments we were required to make to revenue we originally reported at March 31, 2017 to adopt Topic 606 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$5,211	$—	$5,211
Licensing and other royalty revenue	3,547	(957)	2,590
Total commercial revenue	8,758	(957)	7,801
Research and development revenue under collaborative agreements	101,546	6,453	107,999
Total revenue	$110,304	$5,496	$115,800

During the first quarter of 2017, our revenue increased $5.5 million under Topic 606, compared to Topic 605. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in a $10.3 million increase in our revenue for the first quarter of 2017.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we will review our “inputs” such as our level of effort expended or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Novartis and Bayer, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a $3.8 million decrease in our revenue for the first quarter of 2017.

Our updated revenue recognition policy reflecting Topic 606 is as follows:

Our Revenue Sources

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA.

Research and development revenue under collaborative agreements

We often enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis in exchange for upfront fees, license fees, milestone payments, royalties and/or profit sharing arrangements. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, research and development, or R&D, services, and in certain cases manufacturing services.

Our collaboration agreements are detailed in Note 6, Collaborative Arrangements and Licensing Agreements. Under each collaboration note we discuss our specific revenue recognition conclusions, including our significant performance obligations under each collaboration.

Steps to Recognize Revenue

We use a five step process to determine the amount of revenue we should recognize and when we should recognize it. The five step process is as follows:

1.	Identify the contract

Accounting rules require us to first determine if we have a contract with our partner, including confirming that we have met each of the following criteria:

●	We and our partner approved the contract and we are both committed to perform our obligations;
●	We have identified our rights, our partner’s rights and the payment terms;
●	We have concluded that the contract has commercial substance, meaning that the risk, timing, or amount of our future cash flows is expected to change as a result of the contract; and
●	We believe collectability is probable.

2.	Identify the performance obligations

We next identify the distinct goods and services we are required to provide under the contract. Accounting rules refer to these as our performance obligations. We typically have only one performance obligation at the inception of a contract, which is to perform R&D services.

Often times when we enter into a collaboration agreement in which we provide our partner with an option to license a drug in the future. We may also provide our partner with an option to request that we provide additional goods or services in the future, such as active pharmaceutical ingredient, or API. We evaluate whether these options are material rights at the inception of the agreement. If we determine an option is a material right, we will consider the option a separate performance obligation. Historically, we have concluded that the options we grant to license a drug in the future or to provide additional goods and services as requested by our partner are not material rights. These items are contingent upon future events that may not occur. When a partner exercises its option to license a drug or requests additional goods or services, then we identify a new performance obligation for that item.

Additionally, in some cases, we deliver a license at the start of an agreement. If we determine that our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation.

3.	Determine the transaction price

We then determine the transaction price by reviewing the amount of consideration we are eligible to earn under the collaboration agreement, including any variable consideration. Under our collaboration agreements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential milestone payments, license fees, royalties or profit share arrangements. At the start of an agreement, our transaction price usually only consists of the upfront payment. We do not typically include any payments we may receive in the future in our initial transaction price because the payments are not probable. We reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price.

Our most common type of variable consideration are milestone payments. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control.

4.	Allocate the transaction price

Next, we allocate the transaction price to each of our performance obligations. When we have to allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis.

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using appropriate valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties on future product sales;
●	Contractual milestone payments;
●	Expenses we expect to incur;
●	Income taxes; and
●	An appropriate discount rate.

We typically estimate the selling price of R&D services by using our internal estimates of the cost to perform the specific services and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform the R&D services. The significant inputs we use to determine the selling price of our R&D services include:

●	The number of internal hours we estimate we will spend performing these services;
●	The estimated cost of work we will perform;
●	The estimated cost of work that we will contract with third parties to perform; and
●	The estimated cost of API we will use.

For purposes of determining the stand-alone selling price of the R&D services we perform and the API we will deliver, accounting guidance requires us to include a markup for a reasonable profit margin.

We do not reallocate the transaction price after the start of an agreement to reflect subsequent changes in stand-alone selling prices.

5.	Recognize revenue

We recognize revenue in one of two ways, over time or at a point in time. We recognize revenue over time when we are executing on our performance obligation over time and our partner receives benefit over time. For example, we recognize revenue over time when we provide R&D services. We recognize revenue at a point in time when our partner receives full use of an item at a specific point in time. For example, we recognize revenue at a point in time when we deliver a license or API to a partner.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we will recognize each period. The approach requires numerous estimates and significant judgement that if they change over the course of the collaboration,  may affect the timing and amount of revenue that we recognize in the current and future periods.

During the three months ended March 31, 2017, we recognized $8.2 million of additional revenue related to changes in our  estimates. The additional revenue was primarily from our Biogen collaboration for IONIS-DMPKRx because we shortened our estimated period of performance. Slightly offsetting this increase was a decrease in revenue related to changes in estimates for our collaboration with Roche for IONIS-HTTRx (RG6042) because we increased our estimated total effort required to satisfy our performance obligation. During the three months ended March 31, 2018, we recognized $0.5 million of additional revenue related to changes in our estimated period of performance under our neurology collaboration with Biogen.

The following are examples of when we typically recognize revenue based on the types of payments we receive.

Upfront Payments

When we enter into a collaboration agreement with an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our new SMA collaboration with Biogen, we received a $25 million upfront payment in December 2017. We allocated the upfront payment to our single performance obligation, R&D services. We are, therefore, amortizing the $25 million upfront payment using an input method over the estimated period of time we are providing R&D services. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion. Under Topic 605, we amortized payments evenly over the period of our obligation.

Milestone Payments

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the third quarter of 2017, we initiated a Phase 1/2a clinical study of IONIS-MAPTRx in patients with mild Alzheimer’s disease. We earned a $10 million milestone payment from Biogen related to the initiation of this study. Under Topic 606, we allocated this payment to our R&D services performance obligation. We are recognizing revenue from this milestone payment over our estimated period of performance. Under Topic 605, this milestone payment was recognized in full in the third quarter of 2017, which was the period in which we achieved the milestone event.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event. For example, in the second quarter of 2017, we earned a $50 million milestone payment from Biogen for the EU approval of SPINRAZA. Our revenue recognition of milestone payments we earn based on our partners’ activities did not change as a result of adopting Topic 606.

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. Our recognition of license fees did not change as a result of adopting Topic 606.

Royalties

We recognize royalty revenue in the period in which the counterparty sells the related product, which in certain cases may require us to estimate our royalty revenue. We recognize royalties from SPINRAZA sales in the period Biogen records the sale of SPINRAZA. Our accounting for SPINRAZA royalties did not change as a result of adopting Topic 606.

Amendments to Agreements

From time to time we amend our collaboration agreements. For these agreements, we are required to assess the following items to determine the accounting for the amendment:

1)	If the additional goods and/or services are distinct from the other performance obligations in the original agreement; and
2)	If the goods and/or services are at a stand-alone selling price.

If we conclude the goods and/or services under the amendment are distinct and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct under the amendment, we then assess whether the additional goods or services are distinct under the original agreement. If the goods and/ or services are distinct under the original agreement then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If they are not distinct from the original agreement, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative adjustment.

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to the performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion of our accounting treatment for our Bayer collaboration. Our allocation of the consideration we received for the Bayer amendment did not change as a result of adopting Topic 606. However the method in which we are recognizing revenue related to our R&D services performance obligation did change. We are amortizing revenue related to our R&D services performance obligation using the input method under Topic 606.

Multiple Agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether we should account for them individually as distinct arrangements or whether the separate agreements should be combined and accounted for together. We evaluate the following to determine the accounting for the agreements:

	Whether the agreements are negotiated together with a single objective;
	Whether the amount of consideration in one contract depends on the price or performance of the other agreement; or
	Whether the goods and/or services promised under the agreements are a single performance obligation.

Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that we are required to account for them as a combined arrangement.

For example, in the first quarter of 2017, we and Akcea entered into two separate agreements with Novartis at the same time: a collaboration agreement and a stock purchase agreement, or SPA. We evaluated the Novartis agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the Novartis collaboration.

Contracts Receivable

Our contracts receivable balance represents the amounts we have billed our partners for goods we have delivered or services we have performed that are due to us unconditionally. When we bill our partners with payment terms based on the passage of time, we consider the contract receivable to be unconditional. We typically receive payment within one quarter of billing our partner. Our contracts receivable balance as of December 31, 2017 did not change when we adopted Topic 606.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet. Our unbilled SPINRAZA royalties as of December 31, 2017 did not change when we adopted Topic 606.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In the instances in which we have billed our customers or received payment from our customers in advance of satisfying our performance obligation, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2018 and 2017, we recognized $34.9 million and $26.7 million of revenue from amounts that were in our beginning deferred revenue balances for those periods, respectively. Refer to our revenue recognition policy above detailing how we recognize revenue for further discussion.

The following table summarizes the adjustments we were required to make to our deferred revenue amounts to adopt Topic 606 (in thousands):

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	72,708	35,318	108,026
Total	$179,173	$54,189	$233,362

Our deferred revenue balance increased $54.2 million at December 31, 2017 under Topic 606, compared to Topic 605. The increase was primarily related to the change in the accounting for certain milestone payments and the way in which we amortize payments. Under Topic 605, we previously recognized the majority of the milestone payments we earned in the period we achieved the milestone event, which did not impact our deferred revenue balance. Under Topic 606 we are now amortizing more milestone payments over the period of our performance obligation, which adds to our deferred revenue balance. Additionally, under Topic 605 we amortized payments evenly over the period of our obligation. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. The increase in deferred revenue relates to agreements with the following partners:

	$24.2 million from Biogen;
	$15.9 million from AstraZeneca;
	$11.8 from Novartis; and
	$2.3 million from other partners.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea’s stock and consolidated 100 percent of Akcea’s results in our financial statements. In connection with Akcea’s IPO, Akcea sold shares of its common stock to third parties. We owned approximately 68 percent of Akcea after the IPO and at March 31, 2018. In April 2018, we received 8 million shares of Akcea’s stock for the license of TEGSEDI and AKCEA-TTR-LRx to Akcea and purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. We will reflect this increase in our ownership percentage in the second quarter of 2018. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

Cash, cash equivalents and investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term debt investments as “available-for-sale” and carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At March 31, 2018, we held an equity investment in one publicly held company, Antisense Therapeutics Limited, or ATL. Our other investments were in five privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Kastle Therapeutics, Seventh Sense Biosystems and Suzhou Ribo Life Science CO.

In January 2018, we adopted the amended accounting guidance related to the recognition, measurement, presentation, and disclosure of certain financial instruments. The amended guidance requires us to measure and record equity investments, except those accounted for under the equity method of accounting that have a readily determinable fair value, at fair value and for us to recognize the changes in fair value in our consolidated statement of operations. Prior to 2018, we recognized unrealized gains and losses through accumulated other comprehensive income. For investments without a readily determinable fair value, beginning in 2018, we are accounting for these investments at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Prior to 2018, we accounted for our equity investments in privately held companies under the cost method of accounting. Our adoption of this guidance did not have an impact on our results.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we begin to manufacture API for a particular drug. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the three months ended March 31, 2018 and 2017. Total inventory was $9.1 million and $10.0 million as of March 31, 2018 and December 31, 2017, respectively.

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

The calculation of total net income (loss) attributable to our common stockholders for the three months ended March 31, 2018 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period.

Our basic net loss per share for the three months ended March 31, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	45,448	$(0.44)	$(19,997)
Akcea’s net loss attributable to our ownership			$(19,997)
Ionis’ stand-alone net income			18,785
Net loss available to Ionis common stockholders			$(1,212)
Weighted average shares outstanding			125,330
Basic net loss per share			$(0.01)

For the three months ended March 31, 2017, we owned 100 percent of Akcea. As a result, we did not have to adjust our earnings per share calculation. For the three months ended March 31, 2017, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the three months ended March 31, 2017 consisted of the following (in thousands except per share amounts):

Three months ended March 31, 2017	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$8,964	122,861	$0.07
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,674
Shares issuable upon restricted stock award issuance	—	377
Shares issuable related to our ESPP	—	60
Income available to Ionis common stockholders	$8,964	124,972	$0.07

For the three months ended March 31, 2017, the calculation excluded the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

Accumulated other comprehensive loss

Accumulated other comprehensive loss is primarily comprised of unrealized gains and losses on investments, net of taxes and adjustments we made to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance accumulated other comprehensive loss	$(31,759)	$(30,358)
Unrealized gains (losses) on securities, net of tax (1)	(1,530)	266
Amounts reclassified from accumulated other comprehensive income (2)	—	(374)
Currency translation adjustment	55	6
Net current period other comprehensive loss	(1,475)	(102)
Ending balance accumulated other comprehensive loss	$(33,234)	$(30,460)

(1)	There was no tax benefit for other comprehensive loss for the three months ended March 31, 2018 and 2017.

(2)	Amounts are included in investment income on our condensed consolidated statement of operations.

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

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics. Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We allocate a portion of Ionis’ development, R&D support expenses and general and administrative expenses to Akcea for work we performed on behalf of Akcea.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2018 and 2017, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.2%	1.8%
Dividend yield	0.0%	0.0%
Volatility	63.2%	66.3%
Expected life	4.6 years	4.5 years

ESPP:
	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.6%	0.7%
Dividend yield	0.0%	0.0%
Volatility	44.4%	66.5%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2018 was $53.22 per share.

We did not grant stock options or RSUs to our Board of Directors during the three months ended March 31, 2018 or 2017.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands). Our non-cash stock-based compensation expense includes $6.4 million and $3.2 million of stock-based compensation expense for Akcea employees for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Research, development and patent	$19,682	$16,122
Selling, general and administrative	8,769	4,790
Total	$28,451	$20,912

As of March 31, 2018, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $90.7 million and $40.4 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.5 years and 1.9 years, respectively.

Impact of recently issued accounting standards

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which will require us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases. We will record expense for operating leases on a straight-line basis as an operating expense. If we determine a lease is a financing lease, we will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect our leases on our balance sheet for the earliest comparative period presented. We plan to adopt this guidance on January 1, 2019. We are currently assessing the effects the new guidance will have on our consolidated financial statements and disclosures.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. This change will result in us remeasuring our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our consolidated financial statements and disclosures.

In December 2017, the SEC staff issued guidance to address how companies should account for the Tax Act of 2017, or the Tax Act, when an entity does not have the necessary information to complete the accounting for the Tax Act and gives entities up to one year from the enactment of the Tax Act to finalize their amounts. We recognized provisional amounts in our 2017 financial statements and in these financial statements. The ultimate impact may differ materially from these provisional amounts due to, among other things, additional analysis, changes in our interpretations and assumptions, additional regulatory guidance that may be issued, and other actions we may take resulting from the Tax Act. We will assess and update our provisional amounts and disclosures, as necessary, throughout the remainder of 2018.

In February 2018, the FASB issued updated guidance for reclassification of tax effects from accumulated other comprehensive income (loss). The updated guidance gives entities an option to reclassify amounts included in accumulated other comprehensive income (loss) that under the Tax Act do not have a way to be relieved, and allows a one-time reclassification to retained earnings. The updated guidance is effective for all entities for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Early adoption is permitted, and adoption is optional. We are currently assessing the effects this updated guidance could have on our consolidated financial statements and timing of potential adoption.

3.	Investments

As of March 31, 2018, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2018:

One year or less	77%
After one year but within two years	18%
After two years but within three and a half years	5%
Total	100%

As illustrated above, at March 31, 2018, 95 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2018, we had an ownership interest of less than 20 percent in five private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Kastle Therapeutics, Seventh Sense Biosystems and Suzhou Ribo Life Science CO. The publicly-traded company is Antisense Therapeutics Limited.

The following is a summary of our investments (in thousands):

		Gross Unrealized
March 31, 2018	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$433,297	$1	$(1,286)	$432,012
Debt securities issued by U.S. government agencies	129,235	—	(323)	128,912
Debt securities issued by the U.S. Treasury (2)	54,076	1	(43)	54,034
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	31,624	1	(194)	31,431
Total securities with a maturity of one year or less	648,232	3	(1,846)	646,389
Corporate debt securities	126,128	5	(1,807)	124,326
Debt securities issued by U.S. government agencies	21,547	—	(162)	21,385
Debt securities issued by states of the U.S. and political subdivisions of the states	52,746	—	(785)	51,961
Total securities with a maturity of more than one year	200,421	5	(2,754)	197,672
Total available-for-sale securities	$848,653	$8	$(4,600)	$844,061

		Gross Unrealized
December 31, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$500,599	$2	$(752)	$499,849
Debt securities issued by U.S. government agencies	83,926	—	(212)	83,714
Debt securities issued by the U.S. Treasury	29,428	—	(17)	29,411
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	29,240	4	(122)	29,122
Total securities with a maturity of one year or less	643,193	6	(1,103)	642,096
Corporate debt securities	148,663	8	(1,059)	147,612
Debt securities issued by U.S. government agencies	52,779	—	(168)	52,611
Debt securities issued by the U.S. Treasury	1,409	—	(2)	1,407
Debt securities issued by states of the U.S. and political subdivisions of the states	65,550	—	(740)	64,810
Total securities with a maturity of more than one year	268,401	8	(1,969)	266,440
Total available-for-sale securities	$911,594	$14	$(3,072)	$908,536

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at March 31, 2018 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	420	$470,960	$(2,308)	$71,370	$(785)	$542,330	$(3,093)
Debt securities issued by U.S. government agencies	52	124,729	(397)	25,569	(88)	150,298	(485)
Debt securities issued by the U.S. Treasury	7	32,329	(43)	—	—	32,329	(43)
Debt securities issued by states of the U.S. and political subdivisions of the states	50	48,477	(588)	32,145	(391)	80,622	(979)
Total temporarily impaired securities	529	$676,495	$(3,336)	$129,084	$(1,264)	$805,579	$(4,600)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the three months ended March 31, 2018, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at March 31, 2018 and December 31, 2017 that are regularly measured and carried at fair value. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$138,350	$138,350	$—
Corporate debt securities (2)	556,338	—	556,338
Debt securities issued by U.S. government agencies (3)	150,297	—	150,297
Debt securities issued by the U.S. Treasury (3)	54,034	54,034	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	83,392	—	83,392
Total	$982,411	$192,384	$790,027

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$86,262	$86,262	$—
Corporate debt securities (3)	647,461	—	647,461
Debt securities issued by U.S. government agencies (3)	136,325	—	136,325
Debt securities issued by the U.S. Treasury (3)	30,818	30,818	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	93,932	—	93,932
Total	$994,798	$117,080	$877,718

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)
At March 31, 2018, $14.6 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

(4)
At December 31, 2017, $3.5 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Novartis Future Stock Purchase

In January 2017, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or our common stock at a premium if an IPO did not occur by April 2018. Therefore, at the inception of the SPA, we recorded a $5.0 million asset representing the fair value of the potential future premium we could have received if Novartis purchased our common stock. We determined the fair value of the future premium by calculating the value based on the stated premium in the SPA and estimating the probability of an Akcea IPO. We also included a lack of marketability discount when we determined the fair value of the premium because we would have issued unregistered shares to Novartis if they had purchased our common stock. We measured this asset using Level 3 inputs and recorded it in other assets on our consolidated balance sheet. Because Akcea completed its IPO before April 2018, Novartis will not purchase additional shares of Ionis stock. Therefore, this asset no longer had any value and we wrote-off the remaining balance to other expenses in the third quarter of 2017.

The following is a reconciliation of the potential premium we would have received if Akcea had not completed its IPO, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 (in thousands):

Beginning balance of Level 3 instruments at January 1, 2017	$—
Value of the potential premium we would have received from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment during the three months ended March 31, 2017	(1,438)
Ending balance of Level 3 instruments at March 31, 2017	$3,597

At March 31, 2018 and December 31, 2017, we did not have any financial instruments that were valued using Level 3 inputs.

Convertible Notes

Our 1 percent notes had a fair value of $729.1 million at March 31, 2018. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of March 31, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development and Manufacturing Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million. We also purchased our manufacturing facility in July 2017 for $14.0 million. We financed the purchase of our primary R&D facility and our manufacturing facility, with mortgage debt of $51.3 million and $9.1 million, respectively. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility has an interest rate of 4.20 percent. During the first five years of both mortgages, we are only required to make interest payments. Both mortgages mature in August 2027.

6.	Collaborative Arrangements and Licensing Agreements

Below, we have included all of our significant collaborations because we adopted Topic 606 on January 1, 2018. We have included new disclosures for each of our collaborations as required under Topic 606.

Strategic Partnerships

AstraZeneca

Cardiac, Renal and Metabolic Diseases Collaboration

In July 2015, we and AstraZeneca formed a strategic collaboration to discover and develop antisense therapies for treating cardiac, renal and metabolic diseases. Under our collaboration AstraZeneca has licensed three drugs from us. As part of the agreement, we granted AstraZeneca an exclusive license to IONIS-AZ4-2.5-LRx, a drug we designed to treat cardiovascular disease and our first drug that combines our Generation 2.5 and LIgand-Conjugated Antisense, or LICA, technology. We also granted AstraZeneca the option to license a drug for each additional target advanced under this research collaboration. In February 2018, AstraZeneca licensed a second drug under our collaboration, IONIS-AZ5-2.5Rx, a drug we designed to treat a genetically associated form of kidney disease. In March 2018, AstraZeneca licensed a third drug under our collaboration, IONIS-AZ6-2.5-LRx, a drug we designed to inhibit an undisclosed target to treat patients with nonalcoholic steatohepatitis, or NASH. AstraZeneca is responsible for all further global development, regulatory and commercialization activities and costs for IONIS-AZ4-2.5-LRx, IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx and any other future drug development candidates AstraZeneca licenses.

Under the terms of the agreement, we received a $65 million upfront payment. We are eligible to receive license fees and milestone payments of up to more than $4 billion as drugs under this collaboration advance, including up to $1.1 billion for the achievement of development milestones and up to $2.9 billion for regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through March 2018, we have received over $124 million in upfront fees, license fees, milestone payments, and other payments under this cardiac, renal and metabolic diseases collaboration. We will achieve the next payment of $10 million under this collaboration if we advance a drug under this collaboration.

At commencement of our collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We are recognizing revenue for our R&D services performance obligation over our period of performance, estimated through August 2021. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. From inception through March 2018, we have included $90 million in payments in the transaction price for our R&D services performance obligation.

We identified separate performance obligations upon AstraZeneca’s license of IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx in the first quarter of 2018 because the licenses are distinct from our other performance obligation and each other. We recognized each $30 million license fee in the first quarter of 2018, because AstraZeneca had full use of the licenses without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the licenses after we delivered them to AstraZeneca.

Oncology Collaboration

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense drugs to treat cancer. As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize danvatirsen (formerly IONIS-STAT3-2.5Rx) for the treatment of cancer. AstraZeneca is now responsible for all global development, regulatory and commercialization activities for danvatirsen. We and AstraZeneca have evaluated danvatirsen in people with head and neck cancer, advanced lymphoma and advanced metastatic hepatocellular carcinoma. AstraZeneca is evaluating danvatirsen in combination with Imfinzi (durvalumab), AstraZeneca’s programmed death ligand, or PD-L1, blocking drug, in people with head and neck cancer, advanced lymphoma, metastatic bladder cancer and metastatic non-small cell lung cancer. In additional to danvatirsen, we and AstraZeneca established an oncology research program. AstraZeneca has the option to license drugs resulting from the program, and if AstraZeneca exercises its option for a drug, it will be responsible for all further global development, regulatory and commercialization activities and costs for such drug. The first development candidate identified under the anti-cancer research program was IONIS-KRAS-2.5Rx, which AstraZeneca licensed from us in December 2016. IONIS-KRAS-2.5Rx is a Generation 2.5 antisense drug we designed to directly target KRAS, one of the most frequently mutated genes in cancer.

Under the terms of the agreement, we received $31 million in upfront payments. We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development. If AstraZeneca successfully develops danvatirsen, IONIS-KRAS-2.5Rx and another drug under the research program, we could receive license fees and milestone payments of up to more than $750 million, including up to $226 million for the achievement of development milestones and up to $485 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low to mid-teens on sales from any drugs resulting from these programs. From inception through March 2018, we have received $97.8 million in upfront fees, milestone payments, and other payments under this oncology collaboration. We will achieve the next payment of up to $17.5 million if we advance a drug under our cancer research program with AstraZeneca.

At commencement of our collaboration, we identified four performance obligations. We determined the transaction price to be the $31 million in upfront payments we received. We allocated the transaction price based on the estimated stand-alone selling price of each of our performance obligations and recognized the associated revenue over the period of our performance. We recognized revenue for three of our obligations over our period of performance, concluding in March 2014. Our remaining performance obligation was to perform R&D services. We allocated $7.6 million to this performance obligation and recognized the associated revenue over the period of our performance, which ended in February 2018. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation.

We identified another performance obligation upon AstraZeneca’s license of IONIS-KRAS-2.5Rx in December 2016 because the license we granted AstraZeneca was distinct from our other performance obligations. We recognized the $13 million license fee for IONIS-KRAS-2.5Rx in December 2016 because AstraZeneca had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to AstraZeneca.

During the three months ended March 31, 2018 and 2017, we earned R&D revenue of $68.4 million and $4.9 million, respectively, from our relationship with AstraZeneca, which represented 47 percent and 4 percent, respectively, of our total revenue for those periods. Our balance sheets at March 31, 2018 and December 31, 2017 included deferred revenue of $51.3 million and $57.7 million, respectively, related to our relationship with AstraZeneca.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat people with spinal muscular atrophy, or SMA. In December 2017 we entered into a collaboration with Biogen to identify new antisense drugs for the treatment of SMA. Additionally, we and Biogen are currently developing six other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx for ALS, IONIS-MAPTRx for Alzheimer’s disease, IONIS-C9Rx for ALS, and IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx to treat undisclosed neurodegenerative diseases. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. Most recently, in April 2018 we entered into a new strategic collaboration for the treatment of neurological diseases with Biogen. From inception through March 2018, we have received over $800 million from our Biogen collaborations. In April 2018, we and Biogen expanded our strategic collaboration to develop novel antisense drugs or a broad range of neurological diseases. We will receive $1 billion from Biogen, comprised of $625 million to purchase our stock at a 25 percent cash premium and $375 million in an upfront payment, upon receiving clearance under the Hart-Scott Rodino Antitrust Improvements Act.

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. In December 2016, the FDA approved SPINRAZA for the treatment of SMA in pediatric and adult patients.

From inception through March 2018, we earned $155 million in revenue from SPINRAZA royalties. In addition to SPINRAZA royalties, from inception through March 2018, we have received $436 million in payments for advancing SPINRAZA. We are receiving tiered royalties up to the mid-teens on any sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on sales of SPINRAZA. Biogen is responsible for all further global development, regulatory and commercialization activities and costs for SPINRAZA.

Over the course of our SPINRAZA collaboration, we identified two performance obligations, which were to perform R&D services and to deliver the SPINRAZA license to Biogen. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance through December 2016. We recognized the $75 million license fee for SPINRAZA as revenue when we delivered the license to Biogen in July 2016 because Biogen had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Biogen.

We also earned additional milestone payments that we recognized in full in the period the milestone payment became probable because we did not have a performance obligation related to the milestone payment. For example, we received $90 million of milestone payments for the approval of SPINRAZA in the EU and Japan in 2017 and recognized the full amounts into revenue in the period Biogen achieved the milestone events.

Neurology

In December 2012, we and Biogen entered into a collaboration agreement to develop and commercialize novel antisense drugs to up to three targets to treat neurodegenerative diseases. We are responsible for the development of each of the drugs through the completion of the initial Phase 2 clinical study for such drug. Biogen has the option to license a drug from each of the three programs through the completion of the first Phase 2 study for each program. We are currently advancing IONIS-MAPTRx for Alzheimer’s disease under this collaboration. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities and costs for that drug.

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million in a license fee and milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. The $210 million per program consists of up to $10 million in development milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales of any drugs resulting from each of the three programs. From inception through March 2018, we have received $58 million in milestone payments and upfront fees under this collaboration. We will achieve the next payment of $7.5 million if we continue to advance IONIS-MAPTRx.

At commencement of our neurology collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $30 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue over our period of performance, estimated through December 2020. From inception through March 2018, we have included $40 million in total payments in the transaction price for our R&D services performance obligation.

Strategic Neurology

In September 2013, we and Biogen entered into a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurodegenerative diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license drugs resulting from this collaboration. The exclusivity for neurological diseases will last through March 2019, and may be extended for any drug development programs Biogen is pursuing under the collaboration. We will usually be responsible for drug discovery and early development of antisense drugs and Biogen will have the option to license antisense drugs after Phase 2 proof of concept. In October 2016, we expanded our collaboration to include additional research activities we will perform. If Biogen exercises its option for a drug, it will assume all further global development, regulatory and commercialization responsibilities and costs for that drug. We are currently advancing five drugs, IONIS-SOD1Rx, IONIS-C9Rx, IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx under this collaboration. Biogen will be responsible for all of the drug discovery and development activities for drugs using other modalities.

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all drugs developed through this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments per program. The $260 million per program consists of approximately $60 million in development milestones, including amounts related to the cost of clinical trials, and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any antisense drugs developed under this collaboration. If other modalities are chosen, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in milestone payments per program. The $90 million per program consists of up to $35 million in development milestone payments and up to $55 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered single-digit royalties on sales from any drugs using non-antisense modalities developed under this collaboration. From inception through March 2018, we have received over $165 million in upfront fees, milestone payments and other payments under this collaboration, including $15 million in milestone payments we received in 2017 for validating two undisclosed neurological disease targets. We will achieve the next payment of up to $10 million if we advance a program under this collaboration.

At commencement of our strategic neurology collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $100 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue over our period of performance, estimated through March 2019. From inception through March 2018, we have included $145 million in total payments in the transaction price for our R&D services performance obligation.

New antisense drugs for the treatment of SMA

In December 2017, we entered into a collaboration agreement with Biogen to identify new antisense drugs for the treatment of SMA. Biogen will have the option to license therapies arising out of this collaboration following the completion of preclinical studies. Upon licensing, Biogen will be responsible for all further global development, regulatory and commercialization activities and costs for such therapies. Under the collaboration agreement, we received a $25 million upfront payment in December 2017. We will receive development and regulatory milestone payments from Biogen if new drugs advance towards marketing approval. In total over the term of our collaboration, we are eligible to receive up to $1.2 billion in license fees, milestone payments and other payments, including up to $80 million for the achievement of development milestones, up to $180 million for the achievement of commercialization milestones and up to $800 million for the achievement of sales milestones. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales. We will achieve the next payment of up to $60 millionfor the license of a drug under this collaboration.

At commencement of our collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. We determined the transaction price to be the $25 million upfront payment we received when we entered into the collaboration. We allocated the transaction price to our single performance obligation. We are recognizing revenue over our period of performance, estimated through December 2020.

Expanded Strategic Neurology Collaboration

In April 2018, we and Biogen expanded our strategic collaboration to develop novel antisense drug candidates for a broad range of neurological diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for these diseases for 10 years. The key terms of the collaboration are as follows:

●
We will receive $1 billion, which will include $625 million to purchase 11,501,153 shares of our stock at a price of $54.34 per share, an approximately 25 percent cash premium, and a $375 million upfront payment;

●	We are eligible to receive significant milestone payments and license fees of up to $270 million for each successful drug, plus royalties up to 20 percent on global net sales;
●	Biogen will assume responsibility for development and commercialization activities and costs once we identify a drug for development;

Our expanded collaboration is subject to customary closing conditions and clearances, including clearance under the Hart-Scott Rodino Antitrust Improvements Act.

During the three months ended March 31, 2018, we earned revenue of $51.9 million from our relationship with Biogen, comprised of $41.1 million in royalties on sales of SPINRAZA and $10.8 million in R&D revenue. Our revenue from Biogen represented 36 percent of our total revenue for the three months ended March 31, 2018. In comparison, we earned revenue of $28.7 million for the same period in 2017, comprised of $5.2 million in royalties on sales of SPINRAZA and $23.5 million in R&D revenue. Our revenue from Biogen represented 25 percent of our total revenue for the three months ended March 31, 2017. Our condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 included deferred revenue of $84.6 million and $93.6 million, respectively, related to our relationship with Biogen.

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

We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of our collaboration, we are eligible to receive up to $385 million in license fees, milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. From inception through March 2018, we have received over $175 million from our Bayer collaboration. We will achieve the next payment of $10 million if a program advances under this collaboration.

At commencement of our collaboration, we identified three performance obligations. We determined the transaction price to be the $100 million in upfront payment we received. We allocated the transaction price based on the relative stand-alone selling prices of each of our performance obligations and recognized the associated revenue as follows:

●	We recognized $91.2 million for the exclusive license of IONIS-FXIRx in May 2015 because Bayer had full use of the license without any continuing involvement from us.
●	We recognized $4.3 million for the R&D services for IONIS-FXIRx over the period of our performance, which ended in November 2016.
●	We allocated $4.5 million for API, which we are recognizing into revenue as we deliver the API.

In February 2017, when we amended our collaboration with Bayer, we identified two new performance obligations, one for the license of IONIS-FXI-LRx and one for R&D services. We determined the transaction price to be the $75 million payment. We allocated $64.9 million to the license of IONIS-FXI-LRx based on its estimated stand-alone selling price and recognized the associated revenue upon our delivery of the license in the first quarter of 2017. We allocated $10.1 million to our R&D services performance obligation based on an estimated stand-alone selling price. We are recognizing revenue related to our R&D services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation, estimated through May 2019.

During the three months ended March 31, 2018 and 2017, we earned R&D revenue of $0.6 million and $65.2 million, respectively, from our relationship with Bayer. Our revenue from Bayer for the three months ended March 31, 2017 represented 56 percent of our total revenue for that period. Our condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 included deferred revenue of $8.7 million and $9.3 million, respectively, related to our relationship with Bayer.

Janssen Biotech, Inc.

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the gastrointestinal tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in upfront payments. We are eligible to receive up to more than $800 million in license fees and milestone payments for these programs, including up to $175 million for the achievement of development milestones, up to $440 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. From inception through March 2018, we have received $72 million, including $15 million in license fees when Janssen licensed IONIS-JBI1-2.5Rx and IONIS-JBI2-2.5Rx from us in 2016 and 2017, respectively. We also received $5 million in January 2018 for the initiation of a Phase 1 study of IONIS-JBI1-2.5Rx in late 2017. In addition, we are eligible to receive tiered royalties up to the near teens on sales from any drugs resulting from this collaboration. We will achieve the next payment of $5 million if Janssen chooses another target to advance under this collaboration.

At commencement of our collaboration, we identified one performance obligation, which was to perform R&D services for Janssen. We determined the transaction price to be the $35 million upfront payments we received. We allocated the $35 million to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through November 2017.

We identified separate performance obligations each time Janssen licensed one of our drugs under our collaboration because the licenses we granted to Janssen are distinct from our other performance obligation. We recognized the $10 million license fee for IONIS-JBI1-2.5Rx in July 2016 and $5 million for the license of IONIS-JBI2-2.5Rx in November 2017, because Janssen had full use of the licenses without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the licenses after we delivered them to Janssen.

During the three months ended March 31, 2018 and 2017, we earned R&D revenue of $0.1 million and $2.5 million, respectively, from our relationship with Janssen. Our condensed consolidated balance sheet at March 31, 2018 included deferred revenue of $2.8 million, related to our relationship with Janssen. We did not have any deferred revenue from our relationship with Janssen at December 31, 2017.

Novartis

In January 2017, we and Akcea initiated a collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Novartis has an exclusive option to further develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of API for each drug. If Novartis exercises an option for one of these drugs, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such drug.

Akcea received a $75 million upfront payment in the first quarter of 2017, of which it retained $60 million and paid us $15 million as a sublicense fee. If Novartis exercises its option for a drug, Novartis will pay Akcea a license fee equal to $150 million for each drug it licenses. In addition, for AKCEA-APO(a)-LRx, Akcea is eligible to receive up to $600 million in milestone payments, including $25 million for the achievement of a development milestone, up to $290 million for the achievement of regulatory milestones and up to $285 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, Akcea is eligible to receive up to $530 million in milestone payments, including $25 million for the achievement of a development milestone, up to $240 million for the achievement of regulatory milestones and up to $265 million for the achievement of commercialization milestones. Akcea is also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. Akcea will pay 50 percent of these license fees, milestone payments and royalties to us as a sublicense fee. Akcea plans to co-commercialize any licensed drug commercialized by Novartis in selected markets under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize WAYLIVRA (volanesorsen).

In conjunction with this collaboration, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price of our common stock at a premium if an IPO did not occur by April 2018.

At commencement of our collaboration, we identified four separate performance obligations:

●	R&D services for AKCEA-APO(a)-LRx;
●	R&D services for AKCEA-APOCIII-LRx;
●	API for AKCEA-APO(a)-LRx; and
●	API for AKCEA-APOCIII-LRx.

We determined that the R&D services for each drug and the API for each drug were distinct from our other performance obligations.

We determined our transaction price to be $108.4 million, comprised of the following:

●	$75 million from the upfront payment;
●	$28.4 million for the premium paid by Novartis for its purchase of our common stock at a premium in the first quarter of 2017; and
●	$5.0 million for the potential premium Novartis would have paid if they purchased our common stock in the future.

We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●	$64.0 million for the R&D services for AKCEA-APO(a)-LRx;
●	$40.1 million for the R&D services for AKCEA-APOCIII-LRx;
●	$1.5 million for the delivery of AKCEA-APO(a)-LRx API; and
●	$2.8 million for the delivery of AKCEA-APOCIII-LRx API.

We are recognizing revenue related to the R&D services for the AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx performance obligations based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation, currently estimated to be through December 2018 and June 2019, respectively. We recognized the amount attributed to the API supply for AKCEA-APOCIII-LRx when we delivered it to Novartis in 2017. We will recognize the amount attributed to the API supply for AKCEA-APO(a)-LRx as we deliver it to Novartis.

Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue and Akcea recognizes the fees as R&D expense. On a consolidated basis, we eliminate the sublicense fees.

During the three months ended March 31, 2018 and 2017, we earned R&D revenue of $17.1 million and $6.1 million from our relationship with Novartis, respectively. Our revenue from Novartis represented 12 percent of our total revenue for the three months ended March 31, 2018. Our condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 included deferred revenue of $56.7 million and $70.7 million, respectively, related to our relationship with Novartis.

Roche

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for Huntington's disease, or HD, based on our antisense technology. Roche had the option to license the drugs from us through the completion of the first Phase 1 trial. Under the agreement, we are responsible for the discovery and development of an antisense drug targeting huntingtin, or HTT, protein. We evaluated a drug targeting HTT, IONIS-HTTRx, in a Phase 1/2a clinical study in people with early stage HD.

In December 2017, upon completion of the Phase 1/2a study, Roche exercised its option to license IONIS-HTTRx and is now responsible for the global development, regulatory and commercialization activities for IONIS-HTTRx. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013. In December 2016, we updated development activities for IONIS-HTTRx and as a result we were eligible for an additional $3 million payment, which we achieved in 2017. We are eligible to receive up to $365 million in a license fee and milestone payments including up to $70 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on any sales of any product resulting from this alliance. From inception through March 2018, we have received over $105 million in upfront fees, milestone payments and license fees for advancing IONIS-HTTRx, including the $45 million license fee we received in January 2018 for IONIS-HTTRx. We will achieve the next payment of $10 million if Roche initiates a Phase 2 trial for IONIS-HTTRx.

At commencement of our collaboration, we identified one performance obligation, which was to perform R&D services for Roche. We determined the transaction price to be the $30 million upfront payment we received and allocated it to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through September 2017.

We identified a second performance obligation upon Roche’s license of IONIS-HTTRx in the fourth quarter of 2017 because the license we granted to Roche is distinct from our other performance obligation. We recognized the $45 million license fee for IONIS-HTTRx as revenue at that time because Roche had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Roche.

We do not have any remaining performance obligations under our collaboration with Roche, however we can still earn additional payments and royalties as Roche advances IONIS-HTTRx.

During the three months ended March 31, 2018 we earned R&D revenue of $2.0 million from our relationship with Roche. During the three months ended March 31, 2017, we recorded a reversal of revenue of $1.6 million, related to our updated estimate of our performance period for our R&D services. We did not have any deferred revenue from our relationship with Roche at March 31, 2018 or December 31, 2017.

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Under the terms of the agreement, we received upfront payments of $35 million.

GSK is advancing two drugs targeting hepatitis B virus, or HBV, under our collaboration: IONIS-HBVRx and IONIS-HBV-LRx. GSK is currently conducting Phase 2 studies for both of these drugs, which we designed to reduce the production of viral proteins associated with HBV infection. In March 2016, we and GSK amended the development plan for IONIS-HBVRx to allow GSK to conduct all further development activities for this program. GSK has the exclusive option to license the drugs resulting from this alliance at Phase 2 proof-of-concept for a license fee.

Under our agreement, if GSK successfully develops these drugs and achieves pre-agreed sales targets, we could receive license fees and milestone payments of $262 million, including up to $47.5 million for the achievement of development milestones, up to $120 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance. From inception through March 2018, we have received more than $162 million in payments under this alliance with GSK. We will achieve the next payment of up to $15 million if GSK initiates a Phase 3 study for the HBV program.

At commencement of our collaboration, we identified one performance obligation, which was to perform R&D services for GSK. We determined the transaction price to be the $35 million upfront payment we received and allocated it to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through March 2015. We do not have any remaining performance obligations under our collaboration with GSK, however we can still earn additional payments and royalties as GSK advances these drugs.

During the three months ended March 31, 2018 and 2017, we earned R&D revenue of $0.1 million and $6.8 million, respectively, from our relationship with GSK. We did not have any deferred revenue from our relationship with GSK at March 31, 2018 or December 31, 2017.

7.	Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics. In July 2017, Akcea completed an IPO and therefore beginning in July 2017, we no longer own 100 percent of Akcea. As of July 19, 2017, the closing of the IPO and at March 31, 2018, we owned approximately 68 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting a novel drug discovery platform we created to generate a broad pipeline of first-in-class and/or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases.

The following table shows our segment revenue and loss from operations for the three months ended March 31, 2018 and March 31, 2017 (as revised) (in thousands), respectively.

Three Months Ended March 31, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$41,081	$—	$—	$41,081
Licensing and other royalty revenue	942	—	—	942
Total commercial revenue	$42,023	$—	$—	$42,023
R&D revenue under collaborative agreements	$90,517	$17,108	$(5,229)	$102,396
Total segment revenue	$132,540	$17,108	$(5,229)	$144,419
Total operating expenses	$105,544	$47,435	$(5,259)	$147,720
Income (loss) from operations	$26,996	$(30,327)	$30	$(3,301)

Three Months Ended March 31, 2017 (as revised)	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$5,211	$—	$—	$5,211
Licensing and other royalty revenue	2,590	—	—	2,590
Total commercial revenue	$7,801	$—	$—	$7,801
R&D revenue under collaborative agreements	$153,382	$6,094	$(51,477)	$107,999
Total segment revenue	$161,183	$6,094	$(51,477)	$115,800
Total operating expense	$78,352	$69,470	$(51,507)	$96,315
Income (loss) from operations	$82,831	$(63,376)	$30	$19,485

The following table shows our total assets by segment at March 31, 2018 and December 31, 2017 (as revised) (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
March 31, 2018	$1,349,044	$252,466	$(301,950)	$1,299,560
December 31, 2017 (as revised)	$1,342,578	$268,804	$(288,608)	$1,322,774

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended March 31,
	2018	2017
		(as revised)
Partner A	47%	4%
Partner B	36%	25%
Partner C	12%	5%
Partner D	0%	56%

Contracts receivables from one significant partner comprised approximately 87 percent of our contracts receivables at March 31, 2018. Contracts receivables from two significant partners comprised approximately 84 percent of our contracts receivables at December 31, 2017.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its majority owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA, TEGSEDI, WAYLIVRA and our technologies and products in development, including the business of Akcea Therapeutics, Inc., our majority owned affiliate. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our annual report on Form 10-K for the year ended December 31, 2017, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report.

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

We made significant progress toward this goal with the commercial launch of SPINRAZA for the treatment of SMA in pediatric and adult patients. SMA is a leading genetic cause of death in infants marked by progressive, debilitating muscle weakness. SPINRAZA became the first and only approved drug to treat people with SMA and is now the standard of care for this debilitating disease. Our partner, Biogen, is responsible for global commercial activities. Since regulatory approval in December 2016, we have earned $155 million in commercial revenue from SPINRAZA royalties.

Our pipeline also contains two near-term, potentially transformative medicines for two different severe and rare diseases, each with significant commercial potential, TEGSEDI and WAYLIVRA. We licensed both of these drugs to Akcea Therapeutics, or Akcea, our affiliate focused on developing and commercializing drugs to treat patients with rare and serious diseases with leading-edge, RNA-targeted medicines. By licensing these drugs to Akcea, we believe we will maximize the commercial potential of each drug, while optimizing our commercial participation.

 We believe TEGSEDI has the potential to become the preferred treatment option for many people with hereditary TTR amyloidosis, or hATTR. Our goal is to free these people from the burden of their disease. hATTR is a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. In May 2017, we reported positive top-line data from our Phase 3 study of TEGSEDI, NEURO-TTR, in patients with hATTR with polyneuropathy. More than half of these patients also have cardiomyopathy. We are advancing TEGSEDI to the market based on the positive data from our NEURO-TTR study. TEGSEDI is currently under regulatory review for marketing authorization in the U.S., EU, and Canada. The Food and Drug Administration, or FDA, accepted the TEGSEDI New Drug Application, or NDA, for Priority Review. In the second quarter of 2018 the FDA decided they needed additional time to review some of our responses to their standard information requests. As such, the FDA extended the review period for TEGSEDI. The new Prescription Drug User Fee Act, or PDUFA, date is October 6, 2018. The European Medicines Agency, or EMA, granted accelerated assessment to TEGSEDI, which may reduce standard review time. The EMA also granted Orphan Drug Designation to TEGSEDI. In Canada, our New Drug Submission, or NDS, was granted Priority Review by Health Canada. We and Akcea are on track in our pre-commercial preparations for a potential launch this year, assuming TEGSEDI is approved. Additionally, we and Akcea are continuing to build our TTR franchise by moving AKCEA-TTR-LRx forward rapidly.

Akcea is also working closely with us to develop WAYLIVRA to treat two severe and rare, genetically defined diseases, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. We estimate that FCS and FPL each affect 3,000 to 5,000 people globally. The clinical development program for WAYLIVRA consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we and Akcea reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. Based on the positive data from our Phase 3 studies, Akcea filed for marketing authorization for WAYLIVRA in the U.S., EU and Canada in the third quarter of 2017. The FDA set a PDUFA date of August 30, 2018 for WAYLIVRA and an advisory committee meeting is scheduled for May 10, 2018. WAYLIVRA was granted Priority Review in Canada. Akcea is on track in its pre-commercial preparations for a potential launch this year, assuming WAYLIVRA is approved.

In addition to preparing to commercialize TEGSEDI and WAYLIVRA, Akcea is focused on developing and commercializing their other clinical-stage drugs: AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these drugs into Akcea allows us to retain substantial value from them and ensures our core focus remains on innovation. As of April 2018, we owned approximately 75 percent of Akcea.

We are addressing a broad spectrum of diseases that affect millions of people, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease. We also are addressing rare diseases, such as acromegaly, amyotrophic lateral sclerosis, beta-thalassemia and Huntington’s disease. We are continuing to advance our mid-stage drugs in development, which have the potential to enter late-stage clinical development and progress toward the market over the next several years, like IONIS-HTTRx. IONIS-HTTRx is the first drug in clinical development to target the cause of Huntington’s disease, or HD, by reducing the production of toxic mutant huntingtin, or mHTT, protein.  In addition to IONIS-HTTRx, we have multiple drugs that we or our partners plan to advance into pivotal studies in the next year or so.  These include IONIS-STAT3-2.5Rx for patients with head and neck cancer and AKCEA-APO(a)-LRx for patients with high Lp(a) who are at risk for cardiovascular disease.  We are also focusing on our Ionis-owned drugs that have the potential to move quickly toward the market, including IONIS-GHR-LRx for patients with acromegaly and IONIS-TMPRSS6-LRx for people with beta thalassemia.

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

In April 2018, we and Biogen expanded our strategic collaboration to develop novel antisense drug candidates for a broad range of neurological diseases. We will receive $1 billion from Biogen, comprised of $625 million to purchase our stock at a 25 percent cash premium and $375 million in an upfront payment upon receiving Hart-Scott Rodino clearance. We believe this collaboration will provide us with the opportunity to continue to build a strong pipeline for Biogen and for our own account. We also have partnerships with Bayer, GSK, Janssen, Novartis and Roche. Each of these companies brings significant expertise and global resources to develop and potentially commercialize the drugs under these partnerships. Lastly, we also work with a group of companies that can develop our drugs and utilize our technologies outside our primary areas of focus. We refer to these companies as satellite companies.

Through our partnerships, we have created a broad and sustaining base of research and development, or R&D, revenue in the form of license fees, upfront payments and milestone payments while spending prudently to advance our pipeline and technology. Moreover, we have the potential to earn more than $20 billion in future milestone payments and licensing fees from our current partnerships. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through royalty and profit share arrangements. In late 2016, we began adding commercial revenue from SPINRAZA royalties to our existing R&D revenue base. Looking forward, we have the potential to increase our commercial revenue from SPINRAZA royalties from the continued growth we expect in the U.S., EU and in other markets globally. We also have the potential to further increase our commercial revenue with WAYLIVRA and TEGSEDI, assuming they are approved. We believe we have the key elements in place to achieve sustained, long-term financial growth, with multiple drivers of revenue; a mature, broad and rapidly-advancing clinical pipeline; a partnership strategy that leverages our partner resources; and an innovative drug discovery technology platform that we continue to deploy across a range of therapeutic areas to address both rare and large patient populations.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended March 31,
	2018	2017
		(as revised)
Total revenue	$144,419	$115,800
Total operating expenses	$147,720	$96,315
Income (loss) from operations	$(3,301)	$19,485
Net income (loss)	$(10,812)	$8,964
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	(1,420)	8,964
Cash, cash equivalents and short-term investments	1,035,301	1,022,715

Our revenue for the three months ended March 31, 2018 was $144.4 million and increased compared to the same period in 2017, primarily from increased commercial revenue from SPINRAZA royalties. In addition to revenue from SPINRAZA, we also plan to add product revenue from TEGSEDI and WAYLIVRA this year, assuming they are approved.

Our operating expenses for the three months ended March 31, 2018 were $147.7 million and increased compared to $96.3 million for the same period in 2017. The increase in operating expenses was primarily due to higher SG&A expenses as we prepare to commercialize WAYLIVRA and TEGSEDI in 2018 and reflect the investment we are making in advancing and expanding our pipeline. Our SG&A expenses also increased in the first quarter of 2018 compared to 2017 because of fees we owed under our in-licensing agreements related to SPINRAZA. R&D expenses accounted for a smaller portion of the increase in operating expenses. R&D expenses increased primarily from medical affairs expenses and increases in manufacturing costs related to TEGSEDI for our planned launch this year.

During the first quarter of 2018, we received more than $155 million in payments from our partners, primarily from Biogen from SPINRAZA royalties we earned in the fourth quarter of 2017, Roche for its license of IONIS-HTTRx in late 2017 and AstraZeneca for its license of IONIS-AZ5-2.5Rx. In addition to cash and revenue, our partners provide expertise and additional resources, which we believe will maximize the commercial value of our partnered drugs.

In April 2018, we and Biogen expanded our strategic collaboration to develop novel antisense drugs for a broad range of neurological diseases. We will receive $1 billion, including an upfront payment and equity investment at a 25 percent cash premium, upon receiving Hart-Scott Rodino clearances.

Recent Events

Our Corporate and Drug Development Highlights (Q1 2018 and subsequent activities)

Business Highlights

●	Expanded strategic research collaboration with Biogen for neurological diseases – one of the largest research-stage collaborations ever
o	$1 billion upfront to us, including $625 million to purchase our stock at a 25 percent cash premium of $125 million and a $375 million upfront payment
	Together, the cash premium and upfront payment represent a $500 million technology access fee
o	We are eligible to receive milestone payments and license fees up to $270 million per drug and royalties up to 20 percent on net sales
o	Disease areas include dementia, neuromuscular diseases, movement disorders, ophthalmology, diseases of the inner ear, and neuropsychiatry

●	SPINRAZA ® for SMA – one of the most successful orphan disease drug launches in history
o	SPINRAZA®, commercialized by Biogen, continued to generate growth with global revenues of $364 million in Q1 2018
o
Increase of over 25 percent from last quarter in number of patients on SPINRAZA, including a 16 percent increase in number of patients treated in the U.S. and a more than 50 percent increase outside the US

o	Access expanding outside the U.S. with reimbursement in 24 countries; Biogen expects reimbursement in at least seven more countries by the end of 2018
o
Presented data from the SHINE open-label study at the American Academy of Neurology, or AAN, annual meeting demonstrating continued benefit, improved motor function and mobility, and longer event-free survival for the most severely affected patients treated with SPINRAZA

o
Presented data from the NURTURE study at the Muscular Dystrophy Association, or MDA, Clinical Conference demonstrating continued benefit in motor function for infants, teens and young adults treated with SPINRAZA

●	TEGSEDI (inotersen) for hereditary transthyretin amyloidosis, or hATTR – potential to transform the lives of people with hATTR; on-track to launch in 2018
o	Invested in global commercialization of TEGSEDI by licensing TEGSEDI to our majority-owned affiliate, Akcea
o	Optimized our commercial participation with up to $1.5 billion in milestone payments and a 60 percent profit share
o	Early access program enrolling in the U.S. and Europe
o	Global commercial organization staffed and focused on disease education; robust patient support program in place; supply chain in place and launch supplies ready to be labeled
o
Presented data from the Phase 3 NEURO-TTR study, the open label extension study and an investigator sponsored Phase 2 study at the International Symposium on Amyloidosis annual meeting and the AAN annual meeting

●	WAYLIVRA (volanesorsen) for FCS and FPL – potential first treatment for people with FCS; on-track to launch in 2018
o	Early access program enrolling in the U.S. and Europe
o	Global commercial organization staffed and focused on disease education; robust patient support program in place; supply chain in place and launch supplies ready to be labeled
o	Positive scientific opinion to initiate Early Access to Medicines Scheme, or EAMS, by the UK’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for the treatment of people with FCS
●	Collaboration with AstraZeneca for Cardiovascular, Renal and Metabolic Diseases
o
Earned $60 million for the license of second and third antisense drugs, IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx, to treat a genetically associated form of kidney disease and nonalcoholic steatohepatitis, or NASH, respectively, to AstraZeneca

o
As IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx advance, we may receive up to $300 million for each drug in additional development and regulatory milestone payments, as well as tiered royalties on sales of each drug

Pipeline and Technology Progress
●
Presented positive IONIS-HTTRx (RG6042) Phase 1/2 data in people with Huntington's disease, or HD at the annual CHDI HD conference. IONIS-HTTRx is the first drug in development to lower the disease-causing protein in people with HD

●
Presented data at the AAN annual meeting that demonstrated broad potential of antisense drugs for neurological diseases with 14 presentations on our drugs to treat neurological diseases, including SMA, hATTR amyloidosis, Huntington’s disease, Alzheimer’s disease, and ALS

o	Presented additional data from the Phase 1/2 study of IONIS-HTTRx that demonstrated correlations between reductions in mutant huntingtin, or mHTT, and improvements in clinical measures of HD
●
Published review paper titled, “RNA-targeted Therapeutics” in Cell Metabolism, authored by Stanley Crooke, M.D., Ph.D.; highlights antisense and other RNA-targeting therapeutics as important platforms for drug discovery across multiple diseases.

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

•	Assessing the propriety of revenue recognition and associated deferred revenue;
•	Determining the proper valuation of investments in marketable securities;
•	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities;
•	Estimating the impact of the Tax Act and our net deferred income tax asset valuation allowance;
•	Determining the fair value of convertible debt without the conversion feature; and
•	Valuing premiums received under our collaborations

These critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the first quarter of 2018, we updated the following critical accounting policy:

•	Assessing the propriety of revenue recognition and associated deferred revenue.

Our updated critical accounting policy is as follows:

Revenue Recognition

Adoption of New Revenue Recognition Accounting Standard (Topic 606)

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers. This guidance supersedes the revenue recognition requirements we previously followed in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or Topic 605, and created a new Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, an entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. Further, an entity will recognize revenue upon satisfying the performance obligation(s) under the related contract. We adopted Topic 606 on January 1, 2018 under the full retrospective approach, which required us to revise our prior period revenue. Under Topic 606, we were required to review all of our ongoing collaboration agreements in which we recognized revenue after January 1, 2016. We were required to assess what our revenue would have been for the period from January 1, 2016 to December 31, 2017 under Topic 606. As a result of this analysis, we determined that the cumulative revenue we would have recognized under Topic 606 decreased by $53.6 million. We recorded this amount as a cumulative adjustment to our accumulated deficit as of December 31, 2017. We have labeled our prior period financial statements “as revised” to indicate the change required under the accounting rules. Below is a summary of the change from our first quarter 2017 revenue under Topic 605 to the new Topic 606 guidance:

The following table summarizes the adjustments we were required to make to revenue we originally reported at March 31, 2017 to adopt Topic 606 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$5,211	$—	$5,211
Licensing and other royalty revenue	3,547	(957)	2,590
Total commercial revenue	8,758	(957)	7,801
Research and development revenue under collaborative agreements	101,546	6,453	107,999
Total revenue	$110,304	$5,496	$115,800

During the first quarter of 2017, our revenue increased $5.5 million under Topic 606, compared to Topic 605. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in a $10.3 million increase in our revenue for the first quarter of 2017.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we will review our “inputs” such as our level of effort expended or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Novartis and Bayer, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a $3.8 million decrease in our revenue for the first quarter of 2017.

Our updated revenue recognition policy reflecting Topic 606 is as follows:

Our Revenue Sources

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA.

Research and development revenue under collaborative agreements

We often enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis in exchange for upfront fees, license fees, milestone payments, royalties and/or profit sharing arrangements. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D services, and in certain cases manufacturing services.

Our collaboration agreements are detailed in Note 6, Collaborative Arrangements and Licensing Agreements. Under each collaboration note we discuss our specific revenue recognition conclusions, including our significant performance obligations under each collaboration.

Steps to Recognize Revenue

We use a five step process to determine the amount of revenue we should recognize and when we should recognize it. The five step process is as follows:

1.	Identify the contract

Accounting rules require us to first determine if we have a contract with our partner, including confirming that we have met each of the following criteria:

●	We and our partner approved the contract and we are both committed to perform our obligations;
●	We have identified our rights, our partner’s rights and the payment terms;
●	We have concluded that the contract has commercial substance, meaning that the risk, timing, or amount of our future cash flows is expected to change as a result of the contract; and
●	We believe collectability is probable.

2.	Identify the performance obligations

We next identify the distinct goods and services we are required to provide under the contract. Accounting rules refer to these as our performance obligations. We typically have only one performance obligation at the inception of a contract, which is to perform R&D services.

Often times when we enter into a collaboration agreement in which we provide our partner with an option to license a drug in the future. We may also provide our partner with an option to request that we provide additional goods or services in the future, such as API. We evaluate whether these options are material rights at the inception of the agreement. If we determine an option is a material right, we will consider the option a separate performance obligation. Historically, we have concluded that the options we grant to license a drug in the future or to provide additional goods and services as requested by our partner are not material rights. These items are contingent upon future events that may not occur. When a partner exercises its option to license a drug or requests additional goods or services, then we identify a new performance obligation for that item.

Additionally, in some cases, we deliver a license at the start of an agreement. If we determine that our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation.

3.	Determine the transaction price

We then determine the transaction price by reviewing the amount of consideration we are eligible to earn under the collaboration agreement, including any variable consideration. Under our collaboration agreements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential milestone payments, license fees, royalties or profit share arrangements. At the start of an agreement, our transaction price usually only consists of the upfront payment. We do not typically include any payments we may receive in the future in our initial transaction price because the payments are not probable. We reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price.

Our most common type of variable consideration are milestone payments. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control.

4.	Allocate the transaction price

Next, we allocate the transaction price to each of our performance obligations. When we have to allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis.

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using appropriate valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties on future product sales;
●	Contractual milestone payments;
●	Expenses we expect to incur;
●	Income taxes; and
●	An appropriate discount rate.

We typically estimate the selling price of R&D services by using our internal estimates of the cost to perform the specific services and estimates of expected cash outflows to third parties for services and supplies over the expected period that we will perform the R&D services. The significant inputs we use to determine the selling price of our R&D services include:

●	The number of internal hours we estimate we will spend performing these services;
●	The estimated cost of work we will perform;
●	The estimated cost of work that we will contract with third parties to perform; and
●	The estimated cost of API we will use.

For purposes of determining the stand-alone selling price of the R&D services we perform and the API we will deliver, accounting guidance requires us to include a markup for a reasonable profit margin.

We do not reallocate the transaction price after the start of an agreement to reflect subsequent changes in stand-alone selling prices.

5.	Recognize revenue

We recognize revenue in one of two ways, over time or at a point in time. We recognize revenue over time when we are executing on our performance obligation over time and our partner receives benefit over time. For example, we recognize revenue over time when we provide R&D services. We recognize revenue at a point in time when our partner receives full use of an item at a specific point in time. For example, we recognize revenue at a point in time when we deliver a license or API to a partner.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we will recognize each period. The approach requires numerous estimates and significant judgement that if they change over the course of the collaboration,  may affect the timing and amount of revenue that we recognize in the current and future periods.

During the three months ended March 31, 2017, we recognized $8.2 million of additional revenue related to changes in our  estimates. The additional revenue was primarily from our Biogen collaboration for IONIS-DMPKRx because we shortened our estimated period of performance. Slightly offsetting this increase was a decrease in revenue related to changes in estimates for our collaboration with Roche for IONIS-HTTRx (RG6042) because we increased our estimated total effort required to satisfy our performance obligation. During the three months ended March 31, 2018, we recognized $0.5 million of additional revenue related to changes in our estimated period of performance under our neurology collaboration with Biogen.

The following are examples of when we typically recognize revenue based on the types of payments we receive.

Upfront Payments

When we enter into a collaboration agreement with an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our new SMA collaboration with Biogen, we received a $25 million upfront payment in December 2017. We allocated the upfront payment to our single performance obligation, R&D services. We are, therefore, amortizing the $25 million upfront payment using an input method over the estimated period of time we are providing R&D services. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion. Under Topic 605, we amortized payments evenly over the period of our obligation.

Milestone Payments

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the third quarter of 2017, we initiated a Phase 1/2a clinical study of IONIS-MAPTRx in patients with mild Alzheimer’s disease. We earned a $10 million milestone payment from Biogen related to the initiation of this study. Under Topic 606, we allocated this payment to our R&D services performance obligation. We are recognizing revenue from this milestone payment over our estimated period of performance. Under Topic 605, this milestone payment was recognized in full in the third quarter of 2017, which was the period in which we achieved the milestone event.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event. For example, in the second quarter of 2017, we earned a $50 million milestone payment from Biogen for the EU approval of SPINRAZA. Our revenue recognition of milestone payments we earn based on our partners’ activities did not change as a result of adopting Topic 606.

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. Our recognition of license fees did not change as a result of adopting Topic 606.

Royalties

We recognize royalty revenue in the period in which the counterparty sells the related product, which in certain cases may require us to estimate our royalty revenue. We recognize royalties from SPINRAZA sales in the period Biogen records the sale of SPINRAZA. Our accounting for SPINRAZA royalties did not change as a result of adopting Topic 606.

Amendments to Agreements

From time to time we amend our collaboration agreements. For these agreements, we are required to assess the following items to determine the accounting for the amendment:

1)	If the additional goods and/or services are distinct from the other performance obligations in the original agreement; and
2)	If the goods and/or services are at a stand-alone selling price.

If we conclude the goods and/or services under the amendment are distinct and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct under the amendment, we then assess whether the additional goods or services are distinct under the original agreement. If the goods and/ or services are distinct under the original agreement then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If they are not distinct from the original agreement, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative adjustment.

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to the performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion of our accounting treatment for our Bayer collaboration. Our allocation of the consideration we received for the Bayer amendment did not change as a result of adopting Topic 606. However the method in which we are recognizing revenue related to our R&D services performance obligation did change. We are amortizing revenue related to our R&D services performance obligation using the input method under Topic 606.

Multiple Agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether we should account for them individually as distinct arrangements or whether the separate agreements should be combined and accounted for together. We evaluate the following to determine the accounting for the agreements:

	Whether the agreements are negotiated together with a single objective;
	Whether the amount of consideration in one contract depends on the price or performance of the other agreement; or
	Whether the goods and/or services promised under the agreements are a single performance obligation.

Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that we are required to account for them as a combined arrangement.

For example, in the first quarter of 2017, we and Akcea entered into two separate agreements with Novartis at the same time: a collaboration agreement and a SPA. We evaluated the Novartis agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the Novartis collaboration.

Results of Operations

Revenue

Whenever we refer to prior period results, they reflect the impact of Topic 606, which we adopted in the first quarter of 2018.

Total revenue for the three months ended March 31, 2018 was $144.4 million compared to $115.8 million for the same period in 2017 and was comprised of the following (amounts in thousands):

	Three Months Ended March 31, 2017
	2018	2017
Revenue:		(as revised)
Commercial revenue:
SPINRAZA royalties	$41,081	$5,211
Licensing and other royalty revenue	942	2,590
Total commercial revenue	42,023	7,801
R&D revenue:
License fees	62,326	64,468
Milestone payments	1,500	2,500
Amortization from:
Upfront payments	27,363	19,761
Milestone payments	4,829	17,065
Other services	6,378	4,205
Total R&D revenue	102,396	107,999
Total revenue	144,419	115,800

License fees in the first quarter of 2018 were $62.3 million primarily from AstraZeneca for the license of IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx. The first quarter of 2017 included $64.5 million in a license fee from Bayer for the license of IONIS-FXI-LRx.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $147.7 million, and increased compared to $96.3 million for the same period in 2017. Our operating expenses increased year over year principally due to higher SG&A expenses as we prepare to commercialize WAYLIVRA and TEGSEDI and reflect the investment we are making in advancing and expanding our pipeline. Our SG&A expenses also increased year over year because of fees we owed under our in-licensing agreements related to SPINRAZA, which increase as our SPINRAZA revenue increases. R&D expenses accounted for a smaller portion of the increase in operating expenses. R&D expenses increased primarily due to increases in medical affairs expenses and in manufacturing costs related to TEGSEDI for the planned launch this year. As this year progresses, we expect our operating expenses to continue to increase primarily related to the commercialization of WAYLIVRA and TEGSEDI.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$83,476	$60,620
Akcea Therapeutics	41,052	66,290
Elimination of intercompany activity	(5,259)	(51,507)
Subtotal	119,269	75,403
Non-cash compensation expense related to equity awards	28,451	20,912
Total operating expenses	$147,720	$96,315

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

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, medical affairs, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$84,385	$66,516
Non-cash compensation expense related to equity awards	19,682	16,122
Total research, development and patent expenses	$104,067	$82,638

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$63,988	$54,829
Akcea Therapeutics	25,656	63,194
Elimination of intercompany activity	(5,259)	(51,507)
Subtotal	84,385	66,516
Non-cash compensation expense related to equity awards	19,682	16,122
Total research, development and patent expenses	$104,067	$82,638

For the three months ended March 31, 2018, our total research, development and patent expenses were $84.4 million and increased compared to $66.5 million for the same period in 2017. All amounts exclude non-cash compensation expense related to equity awards.

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines.

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended March 31,
	2018	2017
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$13,904	$12,598
Non-cash compensation expense related to equity awards	4,376	3,963
Total antisense drug discovery expenses	$18,280	$16,561

Antisense drug discovery expenses for the three months ended March 31, 2018 were $13.9 million, and were higher compared to $12.6 million for the same period in 2017, due to expenses we incurred related to advancing our early stage research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended March 31,
	2018	2017
SPINRAZA	$60	$5,648
WAYLIVRA	6,401	4,258
TEGSEDI	5,836	6,786
Other antisense development projects	20,593	10,417
Development overhead expenses	11,978	10,303
Total antisense drug development, excluding non-cash compensation expense related to equity awards	44,868	37,412
Non-cash compensation expense related to equity awards	8,092	6,456
Total antisense drug development expenses	$52,960	$43,868

Antisense drug development expenses were $44.9 million for the three months ended March 31, 2018, compared to $37.4 million for the same period in 2017. Expenses for the three months ended March 31, 2018 increased compared to the same period in 2017. During the first quarter of 2018, we advanced our pipeline, including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea completed enrollment of its Phase 2 clinical study of AKCEA-APO(a)-LRx during the first quarter of 2018. Akcea also initiated a Phase 2 clinical study of AKCEA-APOCIII-LRx in patients with hypertriglyceridemia and established cardiovascular disease. Slightly offsetting these increases were decreased expenses for SPINRAZA and TEGSEDI. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we completed our Phase 3 TEGSEDI trial in people with hATTR with polyneuropathy. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$27,626	$27,711
Akcea Therapeutics	17,242	58,996
Elimination of intercompany activity	—	(48,394)
Subtotal	44,868	38,313
Non-cash compensation expense related to equity awards	8,092	7,012
Total antisense drug development expenses	$52,960	$45,325

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

Expenditures in our medical affairs function include personnel costs and outside services.

Our medical affairs expenses were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$5,132	$901
Non-cash compensation expense related to equity awards	766	556
Total medical affairs expenses	$5,898	$1,457

Medical affairs expenses were $5.1 million for three months ended March 31, 2018 and were higher compared to $0.9 million for the same period in 2017. The increase was primarily due to the build-out of our medical affairs teams and associated activities to educate the medical community on FCS and hATTR and we expect these costs to continue to increase this year as we continue to build-out these teams. All amounts exclude non-cash compensation expense related to equity awards.

Our medical affairs expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$3,346	$—
Akcea Therapeutics	1,786	901
Subtotal	5,132	901
Non-cash compensation expense related to equity awards	766	556
Total medical affairs expenses	$5,898	$1,457

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$12,309	$8,805
Non-cash compensation expense related to equity awards	2,402	1,705
Total manufacturing and operations expenses	$14,711	$10,510

Manufacturing and operations expenses were $12.3 million for the three months ended March 31, 2018 compared to $8.8 million for the same period in 2017. Manufacturing and operations expenses increased primarily related to TEGSEDI for the planned launch this year. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$11,642	$8,104
Akcea Therapeutics	5,896	3,784
Elimination of intercompany activity	(5,229)	(3,083)
Subtotal	12,309	8,805
Non-cash compensation expense related to equity awards	2,402	1,705
Total manufacturing and operations expenses	$14,711	$10,510

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Personnel costs	$3,103	$2,852
Occupancy	1,759	1,878
Patent expenses	701	499
Depreciation and amortization	101	67
Insurance	470	346
Other	2,038	1,158
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	8,172	6,800
Non-cash compensation expense related to equity awards	4,046	3,442
Total R&D support expenses	$12,218	$10,242

R&D support expenses for the three months ended March 31, 2018 were $8.2 million, and increased compared to $6.8 million for the same period in 2017. R&D support expenses increased primarily related to costs associated with the expansion of our business. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$7,470	$6,416
Akcea Therapeutics	732	414
Elimination of intercompany activity	(30)	(30)
Subtotal	8,172	6,800
Non-cash compensation expense related to equity awards	4,046	3,442
Total R&D support expenses	$12,218	$10,242

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$34,884	$8,887
Non-cash compensation expense related to equity awards	8,769	4,790
Total selling, general and administrative expenses	$43,653	$13,677

Selling, general and administrative expenses were $34.9 million for the three months ended March 31, 2018, and increased significantly compared to $8.9 million for the same period in 2017. The increase in SG&A expenses was principally due to the cost of preparing to commercialize WAYLIVRA and TEGSEDI this year, assuming approval, and from fees we owed under our in-licensing agreements related to SPINRAZA. We project our expenses will increase as we continue to prepare to launch TEGSEDI and WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ionis Core	$19,488	$5,791
Akcea Therapeutics	15,396	3,096
Non-cash compensation expense related to equity awards	8,769	4,790
Total selling, general and administrative expenses	$43,653	$13,677

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended March 31,
	2018	2017
Development and patent expenses	$25,656	$63,194
General and administrative expenses	15,396	3,096
Total operating expenses, excluding non-cash compensation expense related to equity awards	41,052	66,290
Non-cash compensation expense related to equity awards	6,383	3,180
Total Akcea Therapeutics operating expenses	$47,435	$69,470

Operating expenses for Akcea were $41.1 million for the three months ended March 31, 2018, and decreased compared to $66.3 million for the same period in 2017.

In the first quarter of 2017, $48.4 million of development and patent expenses was for one-time sublicensing expenses related to the Novartis collaboration recorded in the first quarter of 2017. $33.4 million of these expenses were non-cash and the remaining $15 million was paid to us. Excluding the $48.4 million of one-time expenses, Akcea’s development and patent expenses increased $10.9 million in the first quarter of 2018 compared to the same period in 2017 as Akcea made investments in advancing its pipeline, including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx.

For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea.

Akcea’s G&A expenses increased in the first quarter of 2018 compared to the same period in 2017, primarily due to Akcea continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch WAYLIVRA this year, assuming approval. Akcea’s G&A expenses also include costs related to the TEGSEDI licensing agreement with us. For each period presented, we allocated a portion of Ionis' G&A expenses, which were included in Akcea’s G&A expenses in the table above, to Akcea for work we performed on Akcea’s behalf.

We anticipate Akcea’s operating expenses to continue to increase in 2018, as they prepare to launch TEGSEDI and WAYLIVRA.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2018 was $3.6 million compared to $2.3 million for 2017. The increase in investment income was primarily due to a higher average cash balance and an improvement in the market conditions during the three months ended March 31, 2018 compared to same period in 2017. We expect our investment income to increase in 2018 with the addition of $1 billion from our expanded strategic collaboration with Biogen.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $10.9 million and decreased compared to $11.4 million for the same period in 2017.

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

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$8,524	$7,902
Interest expense payable in cash	1,714	1,715
Non-cash interest expense for long-term financing liability	—	1,675
Interest on mortgage for primary R&D and manufacturing facilities	594	—
Other	106	71
Total interest expense	$10,938	$11,363

Net Income (Loss)

We had a net loss of $10.8 million for the three months ended March 31, 2018, compared to net income of $9.0 million for the same period in 2017. Our net loss increased primarily due to increased operating expenses as we prepare to commercialize TEGSEDI and WAYLIVRA, assuming approval.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO on July 19, 2017 through the end of the first quarter of 2018, we owned approximately 68 percent of Akcea. As a result, we adjusted our financial statements to reflect the portion of Akcea we no longer own, which was 32 percent at March 31, 2018. Accordingly, our consolidated statement of operations now includes a new line called “Net loss attributable to noncontrolling interests in Akcea”, our noncontrolling interest in Akcea for the three months ended March 31, 2018 was $9.4 million. We also added a corresponding account to our consolidated balance sheet called “Noncontrolling interest in Akcea Therapeutics, Inc.”

In April 2018, we received 8 million shares of Akcea’s stock for the license of TEGSEDI and AKCEA-TTR-LRx to Akcea and purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. We will reflect this increase in our ownership percentage in the second quarter of 2018.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $1.4 million for the three months ended March 31, 2018, compared to net income of $9.0 million for the same period in 2017. Basic and diluted net loss per share for three months ended March 31, 2018 was $0.01. Our basic and diluted net income per share for the three months ended March 31, 2017 was $0.07.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Beginning in December 2016 we added commercial revenue from SPINRAZA royalties. From our inception through March 31, 2018, we have earned approximately $2.7 billion in revenue. We also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through March 31, 2018, we have raised net proceeds of approximately $1.2 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At March 31, 2018, we had cash, cash equivalents and short-term investments of $1.04 billion and stockholders’ equity of $387.1 million. In comparison, we had cash, cash equivalents and short-term investments of $1.02 billion and stockholders’ equity of $365.3 million at December 31, 2017. Our cash, cash equivalents and short-term investments increased in the first quarter of 2018 primarily from payments we received from Biogen, Roche and AstraZeneca. Our first quarter of 2018 cash balance did not include the $1 billion we expect to receive in the second quarter of 2018 from Biogen for our new strategic neurology collaboration.

At March 31, 2018, we had consolidated working capital of $930.6 million compared to $925.1 million at December 31, 2017. As of March 31, 2018, our debt and other obligations totaled $758.4 million compared to $759.9 million at December 31, 2017.

The following table summarizes our contractual obligations as of March 31, 2018. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$712.9	$6.9	$13.7	$692.3	$—
Building mortgage payments	82.6	2.4	4.8	5.4	70.0
Financing arrangements (principal and interest payable)	13.0	0.3	12.7	—	—
Other obligations (principal and interest payable)	1.1	0.1	0.1	0.1	0.8
Operating leases	3.1	0.9	1.5	0.6	0.1
Total	$812.7	$10.6	$32.8	$698.4	$70.9

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility mortgages, facility leases, equipment financing arrangements and other obligations. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have excluded our gross unrecognized tax benefits from our contractual obligations table above.

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At March 31, 2018, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At March 31, 2017, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of March 31, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

The credit agreement includes customary affirmative and negative covenants and restrictions. We are in compliance with all covenants of the credit agreement.

Research and Development and Manufacturing Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million. We purchased our manufacturing facility in July 2017 for $14.0 million. We financed the purchase of our primary R&D facility and manufacturing facility, with mortgage debt of $51.3 million and $9.1 million, respectively. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility mortgage has an interest rate of 4.20 percent. During the first five years of both mortgages we are only required to make interest payments. Both mortgages mature in August 2027.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2018 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2018.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the of new revenue recognition accounting guidance we adopted on January 1, 2018 reflected in our financial statements. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit. The jury then decided that we and Merck are entitled to four percent of $5 billion in past sales of sofosbuvir. Gilead stated it would appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands. Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands. We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, in July 2016, together with Merck we appealed the decision to the Court of Appeals for the Federal Circuit. Gilead cross-appealed on the issue of validity. In April 2018, the Court of Appeals issued its ruling affirming the District Court’s finding of unenforceability based on unclean hands. Having upheld the ruling that the patents are unenforceable against Gilead, the court did not reach the question of validity. Under our agreement with Merck, Merck is responsible for the costs of this suit.

 ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Associated with our Ionis Core and Akcea Therapeutics Businesses

If the market does not accept our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, we are not likely to generate revenues or become consistently profitable.

Even if our drugs are authorized for marketing, including SPINRAZA, WAYLIVRA and TEGSEDI, our success will depend upon the medical community, patients and third party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, unaffordable.

The degree of market acceptance for our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, in the clinical studies with WAYLIVRA and TEGSEDI, declines in platelet counts were observed in many patients and some patients discontinued the studies because of platelet declines. In addition, in the TEGSEDI NEURO-TTR study, safety signals related to renal function were observed. Therefore, we expect the product label for WAYLIVRA and TEGSEDI will require periodic platelet monitoring and the product label for TEGSEDI will require periodic renal monitoring, which could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we and Akcea can better maintain patients on TEGSEDI and WAYLIVRA through patient-centric commercial approaches where we and Akcea plan to have greater involvement with physicians and patients, if we and Akcea cannot effectively maintain patients on TEGSEDI or WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

If we or our partners fail to compete effectively, our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, will not contribute significant revenues.

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

These competitive developments could make our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other drugs either on their own or in collaboration with others, including our competitors, to treat the same diseases our own collaborative programs target. Competition may negatively impact a partner's focus on and commitment to our drugs and, as a result, could delay or otherwise negatively affect the commercialization of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI.

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies of new pharmaceutical products, in obtaining FDA and other regulatory authorizations of such products and in commercializing such products. Accordingly, our competitors may succeed in obtaining regulatory authorization for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our drugs, and we will primarily rely on our partners, and Akcea to provide this capability.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, AVXS-101, RG7916, and LMI070 could compete with SPINRAZA and metreleptin and Gemcabene could compete with WAYLIVRA; patisiran, tafamadis, diflunisal, tolcapone, PRX004 and ALN-TTRsc02 could compete with TEGSEDI.

Following approval, our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI could be subject to regulatory limitations.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including SPINRAZA, WAYLIVRA and TEGSEDI.

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

If we or others identify side effects after any of our drug products are on the market, or if manufacturing problems occur subsequent to regulatory approval, we or our partners may lose regulatory approval, or we or our partners may need to conduct additional clinical studies and/or change the labeling of our drug products including SPINRAZA, WAYLIVRA and TEGSEDI.

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

Our collaboration with Biogen may not continue for various reasons. Biogen can terminate our collaboration at any time. If Biogen stops developing or commercializing SPINRAZA, we would have to seek or spend additional funding and SPINRAZA's commercialization may be harmed or delayed.

Our collaboration with Biogen may not result in the continued successful commercialization of SPINRAZA. If Biogen does not continue to successfully commercialize SPINRAZA, we will receive limited revenues for SPINRAZA.

If Akcea cannot establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI, we may not generate product revenue from TEGSEDI.

We plan to commercialize TEGSEDI through Akcea, if approved. To successfully commercialize TEGSEDI Akcea must successfully manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize TEGSEDI in the initial indications Akcea plans to pursue, Akcea will need to optimize and maintain a specialty sales force in each global region it expects to market TEGSEDI, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine platelet and renal monitoring and a medical affairs team. Akcea may seek to further penetrate markets by expanding its sales force or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of Akcea’s management team and other employees have experience commercializing drug products, Akcea has no prior experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. It will be expensive and time consuming for Akcea to maintain its own sales force and related compliance protocols to market TEGSEDI. Akcea may never successfully optimize or manage this capability and any failure could delay or preclude TEGSEDI’s launch. Akcea and its partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel.

Akcea will incur expenses prior to the launch of TEGSEDI to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause a delay in the commercial launch of TEGSEDI, Akcea would incur additional expenses for having invested in these capabilities earlier than required and prior to realizing any revenue from sales of TEGSEDI. Akcea’s sales force and marketing teams may not successfully commercialize TEGSEDI.

To the extent we and Akcea decide to rely on third parties to commercialize TEGSEDI in a particular geographic market, we and Akcea may receive less revenue than if it Akcea commercialized TEGSEDI by itself. Further we would have less control over the sales efforts of any other third parties involved in commercializing TEGSEDI.

If Akcea cannot effectively build and manage its distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the commercial launch and sales of TEGSEDI may be delayed, less successful or precluded. Such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If government or other third-party payors fail to provide adequate coverage and payment rates for our drugs, including SPINRAZA, TEGSEDI and WAYLIVRA, our revenue will be limited.

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

If we or our partners fail to obtain regulatory approval for our drugs, including WAYLIVRA, TEGSEDI, and additional approvals for SPINRAZA, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including WAYLIVRA and TEGSEDI, will be considered safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that SPINRAZA will be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our drugs. It is possible that regulatory agencies will not approve our drugs including, WAYLIVRA and TEGSEDI for marketing or additional marketing authorizations for SPINRAZA. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, the FDA or foreign regulatory authorities could claim that we have not tested WAYLIVRA in a sufficient number of patients to demonstrate WAYLIVRA is safe and effective in patients with FCS or FPL to support an application for marketing authorization, especially since a small number of patients in the APPROACH FCS study experienced severe thrombocytopenia, a condition where the patient has severely low platelet levels. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and cause delays.

The FDA’s Division of Metabolism and Endocrinology Products advisory committee is scheduled to discuss and advise the FDA on the risk-benefit profile of WAYLIVRA for the treatment of FCS on May 10, 2018. In advance of this advisory committee meeting, we, Akcea and the FDA will submit briefing documents for the committee’s review, and these briefing documents will be made available to the public and may include information from the WAYLIVRA development program that have not previously been disclosed. Historically, for some companies, disclosure of information in this manner has led to increased volatility in their stock price. The advisory committee and FDA may interpret nonclinical and clinical data differently than we and our experts have. Press coverage and public scrutiny of the materials that will be discussed at the advisory committee meeting may negatively affect the potential for the NDA for WAYLIVRA to receive approval or the trading price of our securities. Even if we and Akcea ultimately obtain approval for WAYLIVRA, the matters discussed at the advisory committee meeting could limit Akcea’s ability to successfully commercialize WAYLIVRA.

Failure to receive marketing authorization for our drugs, WAYLIVRA and TEGSEDI, or additional authorizations for SPINRAZA, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In the past, we have invested in clinical studies of drugs that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in clinical studies for our drugs, including the study of WAYLIVRA in patients with FPL. If any of our drugs in clinical studies, including WAYLIVRA, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for the drug and our stock price could decline.

Even if our drugs are successful in preclinical and human clinical studies, the drugs may not be successful in late-stage clinical studies.

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of WAYLIVRA in patients with FPL. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, our current drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, are chemically similar to each other. As a result, a safety observation we encounter with one of our drugs could have, or be perceived by a regulatory authority to have, an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS, an ongoing open label extension study of TEGSEDI and expanded access programs for each drug. Adverse events or results from these studies could negatively impact our current or planned marketing approval applications for WAYLIVRA in patients with FCS, for TEGSEDI or the commercial opportunity for each product.

Any failure or delay in the clinical studies, including the Phase 3 study for WAYLIVRA in patients with FPL, could reduce the commercial potential or viability of our drugs.

If we cannot manufacture our drugs or contract with a third party to manufacture our drugs at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.

To successfully commercialize any of our drugs, we or our partner would need to establish large-scale commercial manufacturing capabilities either on our own or through a third party manufacturer. We and Akcea will rely on third party manufacturers to supply the drug substance and drug product for TEGSEDI and WAYLIVRA. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have limited experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We and our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for SPINRAZA, WAYLIVRA and TEGSEDI, or result in enforcement action after authorization that could limit the commercial success of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI.

We depend on third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including WAYLIVRA and TEGSEDI. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule, or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for WAYLIVRA and TEGSEDI or additional authorizations for SPINRAZA.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2018, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $387.1 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, as part of a reprioritization of its pipeline and strategic review of its rare disease business, GSK declined its option on TEGSEDI and IONIS-FB-LRx.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Bayer, Biogen, GSK, Novartis and Roche, these collaborations may not continue or result in commercialized drugs, or may not progress as quickly as we first anticipated.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' expectations, including milestones related to SPINRAZA, WAYLIVRA and TEGSEDI, the price of our securities could decrease.

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

From time to time we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we sometimes need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission or foreign patent authorities. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business. For example, in November 2013 we filed a patent infringement lawsuit against Gilead Sciences Inc. in the United States District Court for the Northern District of California. Intellectual property lawsuits may be costly and may not be resolved in our favor.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2018, we had cash, cash equivalents and short-term investments equal to $1.0 billion. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization for SPINRAZA;
●	marketing approvals for WAYLIVRA and TEGSEDI;
●	the profile and launch timing of our drugs, including WAYLIVRA and TEGSEDI;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations; and
●	competing technological and market developments, including the introduction by others of new therapies that address our markets.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2018, the market price of our common stock ranged from $37.26 to $65.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to SPINRAZA, WAYLIVRA and TEGSEDI. We have clinical study insurance coverage and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover claims against us, or be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected. We manufacture the finished drug product for WAYLIVRA and TEGSEDI at third party contract manufacturers.

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

Despite the implementation of security measures, our internal computer systems, and those of our clinical research organizations, manufacturers, commercial partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug programs. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI could be harmed or delayed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

10.1	Strategic Advisory Services Agreement, dated as of January 15, 2018, by and between B. Lynne Parshall and Ionis Pharmaceuticals, Inc.

10.2	Development, Commercialization, Collaboration, and License Agreement, dated as of March 14, 2018, by and between Ionis Pharmaceuticals, Inc. and Akcea Therapeutics, Inc.
10.3	Amended and Restated Services Agreement, dated as of March 14, 2018, by and between Ionis Pharmaceuticals, Inc. and Akcea Therapeutics, Inc.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	May 4, 2018

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 4, 2018