Form 10-Q
period 2018-06-30
IONIS PHARMACEUTICALS INC
filed 2018-08-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of voting common stock outstanding as of July 31, 2018 was 137,273,907.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

 "Ionis," the Ionis logo, and other trademarks or service marks of Ionis Pharmaceuticals, Inc. appearing in this report are the property of Ionis Pharmaceuticals, Inc. "Akcea," the Akcea logo, and other trademarks or service marks appearing in this report, including TEGSEDI (inotersen) and WAYLIVRA (volanesorsen), are the property of Akcea Therapeutics, Inc. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$805,490	$129,630
Short-term investments	1,174,960	893,085
Contracts receivable	16,761	62,955
Inventories	9,067	9,982
Other current assets	76,994	73,082
Total current assets	2,083,272	1,168,734
Property, plant and equipment, net	127,940	121,907
Patents, net	23,452	22,004
Deposits and other assets	12,651	10,129
Total assets	$2,247,315	$1,322,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,291	$24,886
Accrued compensation	15,089	25,151
Accrued liabilities	58,486	66,618
Current portion of long-term obligations	1,164	1,621
Current portion of deferred contract revenue	160,589	125,336
Total current liabilities	248,619	243,612
Long-term deferred contract revenue	556,586	108,026
1 percent convertible senior notes	550,328	533,111
Long-term obligations, less current portion	14,539	12,974
Long-term mortgage debt	59,807	59,771
Total liabilities	1,429,879	957,494
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 137,156,361 and 124,976,373 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	137	125
Additional paid-in capital	2,011,561	1,553,681
Accumulated other comprehensive loss	(32,634)	(31,759)
Accumulated deficit	(1,282,809)	(1,241,034)
Total Ionis stockholders’ equity	696,255	281,013
Noncontrolling interest in Akcea Therapeutics, Inc.	121,181	84,267
Total stockholders’ equity	817,436	365,280
Total liabilities and stockholders’ equity	$2,247,315	$1,322,774

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:		(as revised*)		(as revised*)
Commercial revenue:
SPINRAZA royalties	$56,653	$22,366	$97,734	$27,577
Licensing and other royalty revenue	545	1,322	1,487	3,912
Total commercial revenue	57,198	23,688	99,221	31,489
Research and development revenue under collaborative agreements	60,549	88,585	162,944	196,584
Total revenue	117,747	112,273	262,165	228,073

Expenses:
Research, development and patent	101,830	83,506	205,897	166,144
Selling, general and administrative	66,198	22,317	109,851	35,994
Total operating expenses	168,028	105,823	315,748	202,138

Income (loss) from operations	(50,281)	6,450	(53,583)	25,935

Other income (expense):
Investment income	5,134	2,465	8,748	4,744
Interest expense	(11,113)	(11,778)	(22,051)	(23,141)
Other income (expenses)	45	—	(123)	(1,438)

Income (loss) before income tax expense	(56,215)	(2,863)	(67,009)	6,100

Income tax expense	(358)	(222)	(372)	(222)

Net income (loss)	(56,573)	(3,085)	(67,381)	5,878

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	16,215	—	25,606	—

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(40,358)	$(3,085)	$(41,775)	$5,878

Basic net income (loss) per share	$(0.29)	$(0.02)	$(0.30)	$0.05
Shares used in computing basic net income (loss) per share	128,712	123,989	127,030	123,428
Diluted net income (loss) per share	$(0.29)	$(0.02)	$(0.30)	$0.05
Shares used in computing diluted net income (loss) per share	128,712	123,989	127,030	125,511

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as revised*)		(as revised*)
Net income (loss)	$(56,573)	$(3,085)	$(67,381)	$5,878
Unrealized gains (losses) on debt securities, net of tax	563	130	(967)	396
Reclassification adjustment for realized gains included in net income (loss)	—	—	—	(374)
Currency translation adjustment	37	(42)	92	(36)

Comprehensive income (loss)	(55,973)	(2,997)	(68,256)	5,864

Comprehensive loss attributable to noncontrolling interests	16,237	—	25,659	—

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(39,736)	$(2,997)	$(42,597)	$5,864

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:		(as revised*)
Net income (loss)	$(67,381)	$5,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,858	3,990
Amortization of patents	895	802
Amortization of premium on investments, net	1,845	3,558
Amortization of debt issuance costs	853	797
Amortization of convertible senior notes discount	16,364	15,163
Amortization of long-term financing liability for leased facility	—	3,352
Stock-based compensation expense	62,327	42,170
Gain on investment in Regulus Therapeutics, Inc.	—	(374)
Non-cash losses related to patents, licensing and property, plant and equipment	415	129
Changes in operating assets and liabilities:
Contracts receivable	46,193	57,428
Inventories	915	985
Other current and long-term assets	(5,177)	(39,371)
Accounts payable	(14,239)	(10,030)
Accrued compensation	(10,062)	(13,888)
Accrued liabilities and deferred rent	(8,218)	(1,149)
Deferred contract revenue	483,814	55,588
Net cash provided by operating activities	513,402	125,028

Investing activities:
Purchases of short-term investments	(648,902)	(347,916)
Proceeds from the sale of short-term investments	364,048	202,475
Purchases of property, plant and equipment	(8,977)	(9,453)
Acquisition of licenses and other assets, net	(1,854)	(1,593)
Proceeds from the sale of Regulus Therapeutics stock	—	2,507
Net cash used in investing activities	(295,685)	(153,980)

Financing activities:
Proceeds from equity awards	10,178	9,927
Proceeds from the issuance of common stock to Novartis	—	71,640
Proceeds from the issuance of common stock to Biogen	447,965	—
Stock issuance costs paid	—	(1,031)
Principal payments on debt and capital lease obligations	—	(3,278)
Net cash provided by financing activities	458,143	77,258

Net increase in cash and cash equivalents	675,860	48,306
Cash and cash equivalents at beginning of period	129,630	84,685
Cash and cash equivalents at end of period	$805,490	$132,991

Supplemental disclosures of cash flow information:
Interest paid	$4,753	$3,607

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,645	$1,705
Unpaid deferred offering costs	$—	$473

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 on the same basis as the audited financial statements for the year ended December 31, 2017. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority owned affiliate, Akcea Therapeutics, Inc., which we formed in December 2014. Prior to Akcea’s initial public offering, or IPO, in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In April 2018, we received eight million shares of Akcea’s stock when we licensed TEGSEDI and AKCEA-TTR-LRx to Akcea and we purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. We reflected this increase in our ownership percentage in these financial statements. In August 2018, we received an additional 1.6 million shares of Akcea’s stock when TEGSEDI received marketing authorization in the European Union, or EU. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its majority owned affiliate, Akcea Therapeutics, Inc.

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

The following tables summarize the adjustments we were required to make to amounts we originally reported in 2017 to adopt Topic 606 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	$72,708	$35,318	$108,026
Accumulated deficit	$(1,187,398)	$(53,636)	$(1,241,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	$87,847	$(3,580)	$84,267
Total stockholders’ equity	$418,719	$(53,439)	$365,280

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$22,366	$—	$22,366
Licensing and other royalty revenue	557	765	1,322
Total commercial revenue	22,923	765	23,688
Research and development revenue under collaborative agreements	81,229	7,356	88,585
Total revenue	$104,152	$8,121	$112,273
Income (loss) from operations	$(1,671)	$8,121	$6,450
Net income (loss)	$(11,206)	$8,121	$(3,085)
Net income (loss) per share, basic and diluted	$(0.09)	$0.07	$(0.02)

	Six Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$27,577	$—	$27,577
Licensing and other royalty revenue	4,103	(191)	3,912
Total commercial revenue	31,680	(191)	31,489
Research and development revenue under collaborative agreements	182,776	13,808	196,584
Total revenue	$214,456	$13,617	$228,073
Income from operations	$12,318	$13,617	$25,935
Net income (loss)	$(7,739)	$13,617	$5,878
Net income (loss) per share, basic and diluted	$(0.06)	$0.11	$0.05

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Net income (loss)	$(7,739)	$13,617	$5,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred contract revenue	$69,205	$(13,617)	$55,588
Cash and cash equivalents at beginning of period	$84,685	$—	$84,685
Cash and cash equivalents at end of period	$132,991	$—	$132,991

During the three and six months ended June 30, 2017, our revenue increased $8.1 million and $13.6 million, respectively, under Topic 606, compared to Topic 605. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in an increase of $17.1 million and $27.3 million for the three and six months ended June 30, 2018, respectively.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we will review our “inputs” such as our level of effort expended or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Novartis and Bayer, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a decrease of $9.7 million and $13.5 million for the three and six months ended June 30, 2018, respectively.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. As a result of the EU’s approval of TEGSEDI, we expect to add product sales from TEGSEDI to our commercial revenue this year. We will further increase our commercial revenue if TEGSEDI is approved in additional markets and from WAYLIVRA, assuming it is approved. We will also recognize future sales milestone payments and royalties we earn under our partnerships as commercial revenue.

Research and development revenue under collaborative agreements

We often enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, research and development, or R&D, services, and manufacturing services.

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

We then determine the transaction price by reviewing the amount of consideration we are eligible to earn under the collaboration agreement, including any variable consideration. Under our collaboration agreements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential milestone payments, license fees and royalties. At the start of an agreement, our transaction price usually consists of only the upfront payment. We do not typically include any payments we may receive in the future in our initial transaction price because the payments are not probable. We reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price.

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control.

4.	Allocate the transaction price

Next, we allocate the transaction price to each of our performance obligations. When we have to allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis. We then allocate the transaction price to each performance obligation based on the relative stand-alone selling price.

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties on future product sales;
●	Contractual milestone payments;
●	Expenses we expect to incur;
●	Income taxes; and
●	A discount rate.

We typically estimate the selling price of R&D services by using our internal estimates of the cost to perform the specific services. The significant inputs we use to determine the selling price of our R&D services include:

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we will recognize each period. The approach requires numerous estimates and significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

The following are examples of when we typically recognize revenue based on the types of payments we receive.

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We recognize royalty revenue in the period in which the counterparty sells the related product, which in certain cases may require us to estimate our royalty revenue. We recognize royalties from SPINRAZA sales in the period Biogen records the sale of SPINRAZA. Our accounting for SPINRAZA royalties did not change as a result of adopting Topic 606.

Research and development revenue under collaboration agreements:

Upfront Payments

When we enter into a collaboration agreement with an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our new SMA collaboration with Biogen, we received a $25 million upfront payment in December 2017. We allocated the upfront payment to our single performance obligation, R&D services. We are amortizing the $25 million upfront payment using an input method over the estimated period of time we are providing R&D services. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion. Under Topic 605, we amortized upfront payments evenly over the period of our obligation.

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

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. Our recognition of license fees did not change as a result of adopting Topic 606.

Amendments to Agreements

From time to time we amend our collaboration agreements. When this occurs, we are required to assess the following items to determine the accounting for the amendment:

1)	If the additional goods and/or services are distinct from the other performance obligations in the original agreement; and
2)	If the goods and/or services are at a stand-alone selling price.

If we conclude the goods and/or services in the amendment are distinct from the performance obligations in the original agreement and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct and at their standalone selling price, we then assess whether the remaining goods or services are distinct from those already provided. If the goods and/or services are distinct from what we have already provided, then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If the goods and/or services are not distinct from what we have already provided, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative adjustment.

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion of our accounting treatment for our Bayer collaboration. Our allocation of the consideration we received for the Bayer amendment did not change as a result of adopting Topic 606. However, the method in which we are recognizing revenue related to our R&D services performance obligation did change. We are amortizing revenue related to our R&D services performance obligation using the input method under Topic 606.

Multiple Agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether we should account for them individually as distinct arrangements or whether the separate agreements should be combined and accounted for together. We evaluate the following to determine the accounting for the agreements:

●	Whether the agreements were negotiated together with a single objective;
●	Whether the amount of consideration in one contract depends on the price or performance of the other agreement; or
●	Whether the goods and/or services promised under the agreements are a single performance obligation.

Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that accounting guidance requires us to account for them as a combined arrangement.

For example, in the second quarter of 2018, we entered into two separate agreements with Biogen at the same time: a new strategic neurology collaboration agreement and a stock purchase agreement, or SPA. We evaluated the Biogen agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the 2018 strategic neurology collaboration with Biogen.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three and six months ended June 30, 2018, we recognized $33.3 million and $62.0 million of revenue from amounts that were in our beginning deferred revenue balances for those periods, respectively. During the three and six months ended June 30, 2017, we recognized $35.5 million and $60.0 million of revenue from amounts that were in our beginning deferred revenue balances for those periods, respectively. Refer to our revenue recognition policy above detailing how we recognize revenue for further discussion.

The following table summarizes the adjustments we were required to make to our deferred revenue amounts to adopt Topic 606 (in thousands):

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	72,708	35,318	108,026
Total deferred revenue	$179,173	$54,189	$233,362

Our deferred revenue balance increased $54.2 million at December 31, 2017 under Topic 606, compared to Topic 605. The increase was primarily related to the change in the accounting for certain milestone payments and the way in which we amortize payments. Under Topic 605, we previously recognized the majority of the milestone payments we earned in the period we achieved the milestone event, which did not impact our deferred revenue balance. Under Topic 606 we are now amortizing more milestone payments over the period of our performance obligation, which adds to our deferred revenue balance. Additionally, under Topic 605 we amortized payments evenly over the period of our obligation. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. The increase in deferred revenue relates to agreements with the following partners:

●	$24.2 million from Biogen;
●	$15.9 million from AstraZeneca;
●	$11.8 from Novartis; and
●	$2.3 million from other partners.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In April 2018, we received eight million shares of Akcea’s stock when we licensed TEGSEDI and AKCEA-TTR-LRx to Akcea and we purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. We reflected this increase in our ownership percentage in these financial statements as an adjustment to noncontrolling interest. In August 2018, we received an additional 1.6 million shares of Akcea’s stock when TEGSEDI was approved in the EU. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

Cash, cash equivalents and investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term debt investments as “available-for-sale” and carry them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. We record unrealized gains and losses on debt securities as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments. We use the specific identification method to determine the cost of securities sold.

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2018, we held an equity investment in one publicly held company, Antisense Therapeutics Limited, or ATL. We also held equity investments in four privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science CO.

In January 2018, we adopted the amended accounting guidance related to the recognition, measurement, presentation, and disclosure of certain financial instruments. The amended guidance requires us to measure and record our equity investments at fair value. Additionally, the amended accounting guidance requires us to recognize the changes in fair value in our consolidated statement of operations, instead of through accumulated other comprehensive income. Prior to 2018, we accounted for our equity investments in privately held companies under the cost method of accounting. Under the amended guidance we account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Our adoption of this guidance did not have an impact on our results.

Inventory valuation

We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs when we begin to manufacture API for a particular drug. We reflect our inventory on the balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We review inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value. We consider several factors in estimating the net realizable value, including shelf life of raw materials, alternative uses for our drugs and clinical trial materials, and historical write-offs. We did not record any inventory write-offs for the six months ended June 30, 2018 and 2017. Total inventory was $9.1 million and $10.0 million as of June 30, 2018 and December 31, 2017, respectively.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net income (loss) per share

Basic net income (loss per share)

We compute basic net income (loss) per share by dividing the total net income (loss) attributable to our common stockholders by our weighted-average number of common shares outstanding during the period.

The calculation of total net income (loss) attributable to our common stockholders for the three and six months ended June 30, 2018 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. For the three and six months ended June 30, 2017, we owned 100 percent of Akcea. As a result, we did not have to adjust our basic earnings (loss) per share calculation.

Our basic net loss per share for the three months ended June 30, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended June 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	60,832	$(0.72)	$(43,814)
Akcea’s net loss attributable to our ownership			$(43,814)
Ionis’ stand-alone net income			5,882
Net loss available to Ionis common stockholders			$(37,932)
Weighted average shares outstanding			128,712
Basic net loss per share			$(0.29)

Our basic net loss per share for the six months ended June 30, 2018, was calculated as follows (in thousands, except per share amounts):

Six months ended June 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	53,183	$(1.19)	$(63,198)
Akcea’s net loss attributable to our ownership			$(63,198)
Ionis’ stand-alone net income			24,668
Net income available to Ionis common stockholders			$(38,530)
Weighted average shares outstanding			127,030
Basic net loss per share			$(0.30)

Dilutive net income (loss per share)

For the three and six months ended June 30, 2018 and for the three months ended June 30, 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1 percent convertible senior notes;
●	2¾ percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

For the six months ended June 30, 2017, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during those periods. Diluted common equivalent shares for the six months ended June 30, 2017 consisted of the following (in thousands except per share amounts):

Six months ended June 30, 2017	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$5,878	123,428	$0.05
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,659
Shares issuable upon restricted stock award issuance	—	401
Shares issuable related to our ESPP	—	23
Income available to Ionis common stockholders, plus assumed conversions	$5,878	125,511	$0.05

For the six months ended June 30, 2017, the calculation excluded the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

Accumulated other comprehensive loss

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance accumulated other comprehensive loss	$(33,234)	$(30,460)	$(31,759)	$(30,358)
Unrealized gains (losses) on securities (1)	563	130	(967)	396
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(374)
Currency translation adjustment	37	(42)	92	(36)
Net current period other comprehensive income (loss)	600	88	(875)	(14)
Ending balance accumulated other comprehensive loss	$(32,634)	$(30,372)	$(32,634)	$(30,372)

(1)	There was no income tax expense or benefit related to elements of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

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

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics. Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We allocate a portion of Ionis’ development, R&D support expenses and general and administrative expenses to Akcea for work we perform on behalf of Akcea.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2018 and 2017, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.3%	1.8%
Dividend yield	0.0%	0.0%
Volatility	63.1%	66.1%
Expected life	4.6 years	4.5 years

ESPP:
	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	1.6%	0.7%
Dividend yield	0.0%	0.0%
Volatility	44.4%	66.5%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2018 was $52.83 per share.

We did not grant stock options or RSUs to our Board of Directors during the six months ended June 30, 2018 or 2017.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands). Our consolidated non-cash stock-based compensation expense includes $12.1 million and $3.9 million of stock-based compensation expense for Akcea for the three months ended June 30, 2018 and 2017, respectively, and $18.5 million and $7.1 million for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research, development and patent	$19,236	$16,140	$38,918	$32,262
Selling, general and administrative	14,640	5,118	23,409	9,908
Total non-cash stock-based compensation expense	$33,876	$21,258	$62,327	$42,170

As of June 30, 2018, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $151.8 million and $33.6 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 1.7 years, respectively.

Impact of recently issued accounting standards

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which will require us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if our leases are operating or financing leases. We will record expense for operating leases on a straight-line basis as an operating expense. If we determine a lease is a financing lease, we will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We will adopt this guidance on January 1, 2019. We can choose from two methods of adoption. The first method requires us to reflect our leases on our balance sheet in the earliest comparative period presented in our financial statements. The second method requires us to reflect the impact of adoption on the date we adopt the new guidance and recognize a cumulative-effect adjustment to the opening balance of our accumulated deficit in that period. We are currently determining the method we will use to adopt the new guidance and assessing the effects the new guidance will have on our consolidated financial statements and disclosures.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our consolidated financial statements and disclosures.

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

In June 2018, the FASB issued updated guidance to simplify the accounting for stock-based compensation expense for nonemployees. Specifically, we are now expensing grants to nonemployees in a similar manner as grants to employees. Previously, we had to re-value these grants at each reporting period to reflect the current fair value. Under the amended guidance, we value grants to nonemployees when we grant them and we will not adjust their value for future changes. We adopted this guidance in the second quarter of 2018. The updated guidance did not have a material impact to our financial results.

3.  Investments

As of June 30, 2018, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2018:

One year or less	81%
After one year but within two years	16%
After two years but within three and a half years	3%
Total	100%

As illustrated above, at June 30, 2018, 97 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At June 30, 2018, we had an ownership interest of less than 20 percent in four private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science CO. The publicly-traded company is Antisense Therapeutics Limited.

The following is a summary of our investments (in thousands):

		Gross Unrealized
June 30, 2018	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$747,172	$2	$(1,210)	$745,964
Debt securities issued by U.S. government agencies	137,915	5	(233)	137,687
Debt securities issued by the U.S. Treasury (2)	138,778	7	(34)	138,751
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	29,414	—	(190)	29,224
Total securities with a maturity of one year or less	1,053,279	14	(1,667)	1,051,626
Corporate debt securities	199,673	28	(1,607)	198,094
Debt securities issued by U.S. government agencies	3,986	—	(72)	3,914
Debt securities issued by states of the U.S. and political subdivisions of the states	48,766	—	(749)	48,017
Total securities with a maturity of more than one year	252,425	28	(2,428)	250,025
Total available-for-sale securities	$1,305,704	$42	$(4,095)	$1,301,651

		Gross Unrealized
December 31, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$500,599	$2	$(752)	$499,849
Debt securities issued by U.S. government agencies	83,926	—	(212)	83,714
Debt securities issued by the U.S. Treasury	29,428	—	(17)	29,411
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	29,240	4	(122)	29,122
Total securities with a maturity of one year or less	643,193	6	(1,103)	642,096
Corporate debt securities	148,663	8	(1,059)	147,612
Debt securities issued by U.S. government agencies	52,779	—	(168)	52,611
Debt securities issued by the U.S. Treasury	1,409	—	(2)	1,407
Debt securities issued by states of the U.S. and political subdivisions of the states	65,550	—	(740)	64,810
Total securities with a maturity of more than one year	268,401	8	(1,969)	266,440
Total available-for-sale securities	$911,594	$14	$(3,072)	$908,536

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

Investments we consider to be temporarily impaired at June 30, 2018 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	543	$841,374	$(2,060)	$61,915	$(757)	$903,289	$(2,817)
Debt securities issued by U.S. government agencies	44	106,489	(296)	19,141	(9)	125,630	(305)
Debt securities issued by the U.S. Treasury	8	63,634	(34)	—	—	63,634	(34)
Debt securities issued by states of the U.S. and political subdivisions of the states	50	42,933	(514)	33,968	(425)	76,901	(939)
Total temporarily impaired securities	645	$1,054,430	$(2,904)	$115,024	$(1,191)	$1,169,454	$(4,095)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

4.  Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the six months ended June 30, 2018, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at June 30, 2018 and December 31, 2017 that are regularly measured and carried at fair value. At June 30, 2018 and December 31, 2017, we did not have any financial instruments that we valued using Level 3 inputs. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$635,795	$635,795	$—
Corporate debt securities (2)	944,058	—	944,058
Debt securities issued by U.S. government agencies (3)	141,601	—	141,601
Debt securities issued by the U.S. Treasury (3)	138,751	138,751	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	77,241	—	77,241
Total	$1,937,446	$774,546	$1,162,900

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$86,262	$86,262	$—
Corporate debt securities (3)	647,461	—	647,461
Debt securities issued by U.S. government agencies (3)	136,325	—	136,325
Debt securities issued by the U.S. Treasury (3)	30,818	30,818	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	93,932	—	93,932
Total	$994,798	$117,080	$877,718

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)
At June 30, 2018, $95.4 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

(4)
At December 31, 2017, $3.5 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Other Fair Value Disclosures

Novartis Future Stock Purchase

In January 2017, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or our common stock at a premium if an IPO did not occur by April 2018. Therefore, at the inception of the SPA, we recorded a $5.0 million asset representing the fair value of the potential future premium we could have received if Novartis purchased our common stock. We determined the fair value of the future premium by calculating the value based on the stated premium in the SPA and estimating the probability of an Akcea IPO. We also included a lack of marketability discount when we determined the fair value of the premium because we would have issued unregistered shares to Novartis if they had purchased our common stock. We measured this asset using Level 3 inputs and recorded it in other assets on our consolidated balance sheet. Because Akcea completed its IPO before April 2018, Novartis did not purchase additional shares of Ionis stock. Therefore, we wrote-off the remaining balance to other expenses in the third quarter of 2017 because this asset no longer had any value.

The following is a reconciliation of the potential premium we would have received if Akcea had not completed its IPO, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 (in thousands):

Beginning balance of Level 3 instruments at January 1, 2017	$—
Value of the potential premium we would have received from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment during the six months ended June 30, 2017	(1,438)
Ending balance of Level 3 instruments at June 30, 2017	$3,597

Convertible Notes

Our 1 percent notes had a fair value of $671.7 million at June 30, 2018. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of June 30, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense drugs for the treatment of SMA. Additionally, we and Biogen are currently developing six other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx for ALS, IONIS-MAPTRx for Alzheimer’s disease, IONIS-C9Rx for ALS, and IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx to treat undisclosed neurodegenerative diseases. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. Most recently, in April 2018, we entered into a new strategic collaboration for the treatment of neurological diseases with Biogen. From inception through June 2018, we have received over $1.8 billion from our Biogen collaborations, including $1 billion we received from Biogen in the second quarter of 2018 when we entered into the 2018 strategic neurology collaboration.

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. In December 2016, the FDA approved SPINRAZA for the treatment of SMA in pediatric and adult patients.

From inception through June 2018, we earned $647 million in total revenue under our SPINRAZA collaboration, including $211 million in revenue from SPINRAZA royalties and $436 million in R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on any sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on sales of SPINRAZA. Biogen is responsible for all further global development, regulatory and commercialization activities and costs for SPINRAZA.

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

We also earned additional milestone payments that we recognized in full in the period each milestone payment became probable because we did not have a performance obligation related to each milestone payment. For example, we received $90 million of milestone payments for the approval of SPINRAZA in the EU and Japan in 2017 and recognized the full amounts into revenue in the period Biogen achieved the milestone events.

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

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million in a license fee and milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. The $210 million per program consists of up to $10 million in development milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales of any drugs resulting from each of the three programs. From inception through June 2018, we have received $58 million in milestone payments and upfront fees under this collaboration. We will achieve the next payment of $7.5 million if we continue to advance IONIS-MAPTRx.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $30 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in December 2020. From inception through June 2018, we have included $40 million in total payments in the transaction price for our R&D services performance obligation.

2013 Strategic Neurology

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

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all drugs developed through this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments per program. The $260 million per program consists of approximately $60 million in development milestones, including amounts related to the cost of clinical trials, and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any antisense drugs developed under this collaboration. If Biogen chooses to advance drugs using other modalities, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in milestone payments per program. The $90 million per program consists of up to $35 million in development milestone payments and up to $55 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered single-digit royalties on sales from any drugs using non-antisense modalities developed under this collaboration. From inception through June 2018, we have received over $170 million in upfront fees, milestone payments and other payments under this collaboration, including $15 million in milestone payments we received in 2017 for validating two undisclosed neurological disease targets. We will achieve the next payment of up to $10 million if we advance a program under this collaboration.

At the commencement of our strategic neurology collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $100 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in September 2019. From inception through June 2018, we have included $145 million in total payments in the transaction price for our R&D services performance obligation.

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

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. We determined the transaction price to be the $25 million upfront payment we received when we entered into the collaboration. We allocated the transaction price to our single performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in December 2020.

2018 Strategic Neurology Collaboration

In April 2018, we and Biogen entered into a new strategic collaboration to develop novel antisense drugs for a broad range of neurological diseases and entered into a SPA. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for these diseases for 10 years. We are responsible for the identification of antisense drug candidates based on selected targets, while Biogen will have the option to license therapies arising out of this collaboration and will be responsible for and pay for non-clinical studies, clinical development, manufacturing, and commercialization.

In the second quarter of 2018, we received $1 billion from Biogen, comprised of $625 million to purchase our stock at a 25 percent cash premium and $375 million in an upfront payment. We are eligible to receive up to $270 million for each drug that achieves marketing approval. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales. We will achieve the next payment of $7.5 million if Biogen designates a target under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. We determined our transaction price to be $552 million, comprised of $375 million from the upfront payment and $177 million for the premium paid by Biogen for its purchase of our common stock. We determined the fair value of the premium we received by using the stated premium in the SPA and applying a lack of marketability discount. We included a lack of marketability discount in our valuation of the premium because Biogen received restricted shares. We allocated the transaction price to our single performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in June 2028.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SPINRAZA royalties (commercial revenue)	$56.7	$22.4	$97.7	$27.6
R&D revenue	21.3	58.8	32.2	82.2
Total revenue from our relationship with Biogen	78.0	81.2	129.9	109.8
Percentage of total revenue	66%	72%	50%	48%

Our condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 included deferred revenue of $618.3 million and $93.6 million, respectively, related to our relationship with Biogen.

Research, Development and Commercialization Partners

AstraZeneca

Cardiac, Renal and Metabolic Diseases Collaboration

In July 2015, we and AstraZeneca formed a collaboration to discover and develop antisense therapies for treating cardiac, renal and metabolic diseases. Under our collaboration AstraZeneca has licensed three drugs from us. As part of the agreement, we granted AstraZeneca an exclusive license to IONIS-AZ4-2.5-LRx, a drug we designed to treat cardiovascular disease and our first drug that combines our Generation 2.5 and LIgand-Conjugated Antisense, or LICA, technology. We also granted AstraZeneca the option to license a drug for each additional target advanced under this research collaboration. In February 2018, AstraZeneca licensed a second drug under our collaboration, IONIS-AZ5-2.5Rx, a drug we designed to treat a genetically associated form of kidney disease. In March 2018, AstraZeneca licensed a third drug under our collaboration, IONIS-AZ6-2.5-LRx, a drug we designed to inhibit an undisclosed target to treat patients with nonalcoholic steatohepatitis, or NASH. AstraZeneca is responsible for all further global development, regulatory and commercialization activities and costs for IONIS-AZ4-2.5-LRx, IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx and any other future drugs AstraZeneca licenses.

Under the terms of the agreement, we received a $65 million upfront payment. We are eligible to receive license fees and milestone payments of up to more than $4 billion as drugs under this collaboration advance, including up to $1.1 billion for the achievement of development milestones and up to $2.9 billion for regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through June 2018, we have received over $155 million in upfront fees, license fees, milestone payments, and other payments under this collaboration. We will achieve the next payment of $10 million under this collaboration if we advance a drug under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy this performance obligation in August 2021. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. From inception through June 2018, we have included $90 million in payments in the transaction price for our R&D services performance obligation.

We identified separate performance obligations upon AstraZeneca’s license of IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx in the first quarter of 2018 because the licenses are distinct from our other performance obligation and each other. We recognized each $30 million license fee in the first quarter of 2018 because AstraZeneca had full use of the licenses without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the licenses after we delivered them to AstraZeneca.

Oncology Collaboration

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense drugs to treat cancer. As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize danvatirsen (formerly IONIS-STAT3-2.5Rx) for the treatment of cancer. AstraZeneca is now responsible for all global development, regulatory and commercialization activities for danvatirsen. We and AstraZeneca have evaluated danvatirsen in people with head and neck cancer, advanced lymphoma and advanced metastatic hepatocellular carcinoma. AstraZeneca is evaluating danvatirsen in combination with Imfinzi (durvalumab), AstraZeneca’s programmed death ligand, or PD-L1, blocking drug, in people with head and neck cancer, advanced lymphoma, metastatic bladder cancer and metastatic non-small cell lung cancer. In addition, we and AstraZeneca established an oncology research program. AstraZeneca has the option to license drugs resulting from the program, and if AstraZeneca exercises its option for a drug, it will be responsible for all further global development, regulatory and commercialization activities and costs for such drug. The first drug identified under the anti-cancer research program was IONIS-KRAS-2.5Rx, which AstraZeneca licensed from us in December 2016. IONIS-KRAS-2.5Rx is a Generation 2.5 antisense drug we designed to directly target KRAS, one of the most frequently mutated genes in cancer.

Under the terms of this agreement, we received $31 million in upfront payments. We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development. If AstraZeneca successfully develops danvatirsen, IONIS-KRAS-2.5Rx and another drug under the research program, we could receive license fees and milestone payments of up to more than $750 million, including up to $226 million for the achievement of development milestones and up to $485 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low to mid-teens on sales from any drugs resulting from these programs. From inception through June 2018, we have received $97.8 million in upfront fees, milestone payments, and other payments under this oncology collaboration. We will achieve the next payment of up to $17.5 million if we advance a drug under our cancer research program with AstraZeneca.

At the commencement of this collaboration, we identified four performance obligations. We determined the transaction price to be the $31 million in upfront payments we received. We allocated the transaction price based on the estimated stand-alone selling price of each of our performance obligations and recognized the associated revenue over the period of our performance. We recognized revenue for three of our obligations over our period of performance, concluding in March 2014. Our remaining performance obligation was to perform R&D services. We allocated $7.6 million to this performance obligation and recognized the associated revenue over the period of our performance, which ended in February 2018. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation.

We identified a new performance obligation upon AstraZeneca’s license of IONIS-KRAS-2.5Rx in December 2016 because the license we granted AstraZeneca was distinct from our other performance obligations. We recognized the $13 million license fee for IONIS-KRAS-2.5Rx in December 2016 because AstraZeneca had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to AstraZeneca.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$3.9	$5.0	$72.3	$9.9
Percentage of total revenue	3%	4%	28%	4%

Our condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 included deferred revenue of $48.1 million and $57.7 million, respectively, related to our relationship with AstraZeneca.

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

We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of this collaboration, we are eligible to receive up to $385 million in license fees, milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. From inception through June 2018, we have received over $175 million from our Bayer collaboration. We will achieve the next payment of $10 million if a program advances under this collaboration.

At the commencement of this collaboration, we identified three performance obligations. We determined the transaction price to be the $100 million in upfront payment we received. We allocated the transaction price based on the relative stand-alone selling prices of each of our performance obligations and recognized the associated revenue as follows:

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

In February 2017, when we amended our collaboration with Bayer, we identified two new performance obligations, one for the license of IONIS-FXI-LRx and one for R&D services. We determined the transaction price to be the $75 million payment. We allocated $64.9 million to the license of IONIS-FXI-LRx based on its estimated stand-alone selling price and recognized the associated revenue upon our delivery of the license in the first quarter of 2017. We allocated $10.1 million to our R&D services performance obligation based on an estimated stand-alone selling price. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our R&D services performance obligation in May 2019.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with Bayer (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$0.8	$0.4	$1.5	$65.6
Percentage of total revenue	1%	0%	1%	29%

Our condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 included deferred revenue of $7.8 million and $9.3 million, respectively, related to our relationship with Bayer.

Janssen Biotech, Inc.

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the gastrointestinal tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in upfront payments. We are eligible to receive up to more than $800 million in license fees and milestone payments for these programs, including up to $175 million for the achievement of development milestones, up to $440 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. From inception through June 2018, we have received $72 million, including $15 million in license fees when Janssen licensed IONIS-JBI1-2.5Rx and IONIS-JBI2-2.5Rx from us in 2016 and 2017, respectively. We also received $5 million in January 2018 for the initiation of a Phase 1 study of IONIS-JBI1-2.5Rx in late 2017. In addition, we are eligible to receive tiered royalties up to the near teens on sales from any drugs resulting from this collaboration. We will achieve the next payment of $5 million if Janssen continues to advance a target under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Janssen. We determined the transaction price to be the $35 million upfront payments we received. We allocated the $35 million to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through November 2017.

We identified separate performance obligations each time Janssen licensed one of our drugs under our collaboration because the licenses we granted to Janssen were distinct from our other performance obligations. We recognized the $10 million license fee for IONIS-JBI1-2.5Rx in July 2016 and $5 million for the license of IONIS-JBI2-2.5Rx in November 2017, because Janssen had full use of the licenses without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the licenses after we delivered them to Janssen.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with Janssen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$5.5	$12.2	$5.7	$14.7
Percentage of total revenue	5%	11%	2%	6%

We did not have any deferred revenue from our relationship with Janssen at June 30, 2018 or December 31, 2017.

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

In December 2017, upon completion of the Phase 1/2a study, Roche exercised its option to license IONIS-HTTRx and is now responsible for the global development, regulatory and commercialization activities for IONIS-HTTRx. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013. In December 2016, we updated development activities for IONIS-HTTRx and as a result we were eligible for an additional $3 million payment, which we achieved in 2017. We are eligible to receive up to $365 million in a license fee and milestone payments including up to $70 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on any sales of any product resulting from this alliance. From inception through June 2018, we have received over $107 million in upfront fees, milestone payments and license fees for advancing IONIS-HTTRx, including the $45 million license fee we received in January 2018 for IONIS-HTTRx. We will achieve the next payment of $10 million if Roche initiates a Phase 2 trial for IONIS-HTTRx.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Roche. We determined the transaction price to be the $30 million upfront payment we received and allocated it to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through September 2017.

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

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$1.7	$2.9	$3.6	$1.4
Percentage of total revenue	1%	3%	1%	1%

During the first quarter of 2017, we recorded a reversal of revenue of $1.6 million, related to our updated estimate of our performance period for our R&D services. We did not have any deferred revenue from our relationship with Roche at June 30, 2018 or December 31, 2017.

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

Under our agreement, if GSK successfully develops these drugs and achieves pre-agreed sales targets, we could receive license fees and milestone payments of $262 million, including up to $47.5 million for the achievement of development milestones, up to $120 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance. From inception through June 2018, we have received more than $162 million in payments under this alliance with GSK. We will achieve the next payment of $15 million if GSK initiates a Phase 3 study for the HBV program.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for GSK. We determined the transaction price to be the $35 million upfront payment we received and allocated it to our single performance obligation. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. We recognized revenue for our R&D services performance obligation over our period of performance, through March 2015. We do not have any remaining performance obligations under our collaboration with GSK, however we can still earn additional payments and royalties as GSK advances these drugs.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with GSK (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$1.3	$3.0	$1.4	$9.8
Percentage of total revenue	1%	3%	1%	4%

We did not have any deferred revenue from our relationship with GSK at June 30, 2018 or December 31, 2017.

Akcea Collaborations

The following collaboration agreements relate to Akcea, our majority owned affiliate. Our consolidated results include all the revenue earned and cash received under these collaboration agreements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet.

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

At the commencement of this collaboration, we identified four separate performance obligations:

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

We are recognizing revenue related to the R&D services for the AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx performance obligations based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy the significant portion of our performance obligation for AKCEA-APO(a)-LRx by December 2018 with the remainder by the end of March 2019. We currently estimate we will satisfy the significant portion of our performance obligation for AKCEA-APOCIII-LRx by June 2019 with the remainder by the end of December 2019. We recognized the amount attributed to the API supply for AKCEA-APO(a)-LRx when we delivered it to Novartis in 2017. We recognized the amount attributed to the API supply for AKCEA-APOCIII-LRx when we delivered it to Novartis in May 2018.

Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations, and we recognize all of Akcea’s revenue in our consolidated results. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue on our stand-alone Ionis results and Akcea recognizes the fees as R&D expense. Any cash Akcea receives is included in our consolidated balance sheet. In our consolidated results, we eliminate this sublicense revenue and expense.

During the three and six months ended June 30, 2018 and 2017, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D revenue	$18.3	$5.7	$35.4	$11.8
Percentage of total revenue	16%	5%	14%	5%

Our condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 included deferred revenue of $41.6 million and $70.7 million, respectively, related to our relationship with Novartis.

PTC Therapeutics

In August 2018, Akcea entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America. Under the license agreement, Akcea will receive an $18 million upfront payment, $12 million which is due in the third quarter of 2018 and $6 million which will be paid on the earlier of FDA or EMA approval of WAYLIVRA. Akcea has the potential to earn $8 million of additional regulatory milestone payments for the approval of each drug. Akcea will receive royalties from PTC in the mid-20 percent range on net sales in Latin America for each drug. PTC's obligation to pay Akcea royalties begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC recognizes revenue of at least $10 million in Latin America. Consistent with the agreements between Ionis and Akcea, the companies will share all payments, including royalties.

7.  Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics. Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In April 2018, we received eight million shares of Akcea’s stock when we licensed TEGSEDI and AKCEA-TTR-LRx to Akcea and we purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. In August 2018, we received an additional 1.6 million shares of Akcea’s stock when TEGSEDI was approved in the EU. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting our antisense technology to generate a broad pipeline of first-in-class and/or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases.

The following tables show our segment revenue and income (loss) from operations for the three and six months ended June 30, 2018 and 2017 (in thousands), respectively.
Three Months Ended June 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$56,653	$—	$—	$56,653
Licensing and other royalty revenue	545	—	—	545
Total commercial revenue	57,198	—	—	57,198
R&D revenue under collaborative agreements	42,228	18,321	—	60,549
Total segment revenue	$99,426	$18,321	$—	$117,747
Total operating expenses	$85,875	$81,744	$409	$168,028
Income (loss) from operations	$13,551	$(63,423)	$(409)	$(50,281)

Three Months Ended June 30, 2017 (as revised)	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$22,366	$—	$—	$22,366
Licensing and other royalty revenue	1,322	—	—	1,322
Total commercial revenue	23,688	—	—	23,688
R&D revenue under collaborative agreements	85,802	5,713	(2,930)	88,585
Total segment revenue	$109,490	$5,713	$(2,930)	$112,273
Total operating expenses	$83,381	$25,402	$(2,960)	$105,823
Income (loss) from operations	$26,109	$(19,689)	$30	$6,450

Six Months Ended June 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$97,734	$—	$—	$97,734
Licensing and other royalty revenue	1,487	—	—	1,487
Total commercial revenue	99,221	—	—	99,221
R&D revenue under collaborative agreements	132,744	35,429	(5,229)	162,944
Total segment revenue	$231,965	$35,429	$(5,229)	$262,165
Total operating expenses	$191,419	$129,179	$(4,850)	$315,748
Income (loss) from operations	$40,546	$(93,750)	$(379)	$(53,583)

Six Months Ended June 30, 2017 (as revised)	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$27,577	$—	$—	$27,577
Licensing and other royalty revenue	3,912	—	—	3,912
Total commercial revenue	31,489	—	—	31,489
R&D revenue under collaborative agreements	239,184	11,807	(54,407)	196,584
Total segment revenue	$270,673	$11,807	$(54,407)	$228,073
Total operating expenses	$161,733	$94,872	$(54,467)	$202,138
Income (loss) from operations	$108,940	$(83,065)	$60	$25,935

The following table shows our total assets by segment at June 30, 2018 and December 31, 2017 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
June 30, 2018	$2,351,098	$395,005	$(498,788)	$2,247,315
December 31, 2017 (as revised)	$1,342,578	$268,804	$(288,608)	$1,322,774

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Partner A	66%	72%	50%	48%
Partner B	16%	5%	14%	5%
Partner C	3%	4%	28%	4%
Partner D	5%	11%	2%	6%
Partner E	1%	0%	1%	29%

Contracts receivables from four significant partners comprised approximately 92 percent of our contracts receivables at June 30, 2018. Contracts receivables from two significant partners comprised approximately 84 percent of our contracts receivables at December 31, 2017.

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

We made significant progress toward this goal with the commercial launch of SPINRAZA for the treatment of SMA in pediatric and adult patients. SMA is a leading genetic cause of death in infants marked by progressive, debilitating muscle weakness. SPINRAZA became the first and only approved drug to treat people with SMA and is now the standard of care for this debilitating disease. Our partner, Biogen, is responsible for global commercial activities. Since regulatory approval in December 2016, we have earned $211 million in commercial revenue from SPINRAZA royalties.

In July 2018, TEGSEDI (inotersen) received marking authorization approval from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR, making it the first RNA-targeted therapeutic approved for patients with hATTR. TEGSEDI is currently under regulatory review for marketing authorization in the U.S. and Canada. The Food and Drug Administration, or FDA, set a PDUFA date of October 6, 2018 for TEGSEDI. Launch activities are underway in Europe. Akcea expects to launch first in Germany after the summer holidays. We believe TEGSEDI has the potential to become the preferred treatment option for many people with hATTR. Our goal is to free these people from the burden of their disease. hATTR is a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. We licensed TEGSEDI to Akcea, our majority owned affiliate, focused on developing and commercializing drugs to treat patients with rare and serious diseases. By licensing TEGSEDI to Akcea, we believe we will maximize the commercial potential of TEGSEDI, while optimizing our commercial participation. We estimate that there are approximately 50,000 patients globally with hATTR, the majority of which have symptoms of polyneuropathy. Additionally, we and Akcea are continuing to build our TTR franchise by moving AKCEA-TTR-LRx forward rapidly to address the larger patient population, which includes hereditary and wild-type ATTR patients.

Akcea is also working closely with us to develop WAYLIVRA to treat two severe and rare, genetically defined diseases, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. We estimate that FCS and FPL each affect 3,000 to 5,000 people globally. The clinical development program for WAYLIVRA consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we and Akcea reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. Based on the positive data from these Phase 3 studies, Akcea filed for marketing authorization for WAYLIVRA in the U.S., EU and Canada in the third quarter of 2017. The FDA set a PDUFA date of August 30, 2018 for WAYLIVRA. In May 2018, an FDA advisory committee voted in favor of WAYLIVRA for the treatment of FCS. Akcea is prepared to launch WAYLIVRA this year, assuming approval.

In addition to commercializing TEGSEDI and preparing to commercialize WAYLIVRA, Akcea is focused on developing their other clinical-stage drugs: AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these drugs into Akcea allows us to retain substantial value from them and ensures our core focus remains on innovation. As of August 2018, we owned approximately 75 percent of Akcea.

We are addressing a broad spectrum of diseases that affect millions of people, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease. We also are addressing rare diseases, such as acromegaly, amyotrophic lateral sclerosis, beta-thalassemia and Huntington’s disease. We anticipate at least four drugs will enter pivotal studies before the end of 2019, representing our next wave of commercial opportunities, including IONIS-HTTRx, for patients with Huntington’s disease, danvatirsen for patients with head and neck cancer, AKCEA-TTR-LRx, our LICA version of TEGSEDI for patients with all forms of TTR amyloidosis and AKCEA-APO(a)-LRx for patients with high Lp(a) who are at risk for cardiovascular disease. We are also focusing on our Ionis-owned drugs that have the potential to move quickly toward the market, including IONIS-GHR-LRx for patients with acromegaly and IONIS-TMPRSS6-LRx for people with beta thalassemia.

We have established alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our drugs, advancing our technology and preparing to commercialize our products. Our partners bring substantial resources and expertise that augment and build upon our internal capabilities. We have a strategic partnership with Biogen through which we can broadly expand our drug discovery efforts to new disease targets in specific therapeutic areas.

In April 2018, we and Biogen entered into a new strategic collaboration to develop novel antisense drug candidates for a broad range of neurological diseases. We received $1 billion from Biogen, comprised of $625 million to purchase our stock at a 25 percent cash premium and $375 million in an upfront payment. We believe this collaboration provides us with the opportunity to continue to build a strong pipeline for Biogen and for our own account. We also have partnerships with AstraZeneca, Bayer, GSK, Janssen, Novartis and Roche. Each of these companies brings significant expertise and global resources to develop and potentially commercialize the drugs under these partnerships. Lastly, we also work with a group of companies that can develop our drugs and utilize our technologies outside our primary areas of focus. We refer to these companies as satellite companies.

Through our partnerships, we have created a broad and sustaining base of research and development, or R&D, revenue in the form of license fees, upfront payments and milestone payments while spending prudently to advance our pipeline and technology. Moreover, we have the potential to earn more than $20 billion in future milestone payments and licensing fees from our current partnerships. In late 2016, we began adding commercial revenue from SPINRAZA royalties to our existing R&D revenue base. Looking forward, we have the potential to increase our commercial revenue from SPINRAZA royalties from the continued growth we expect in the U.S., EU and in other markets globally. As a result of the EU’s approval of TEGSEDI, we expect to add product sales from TEGSEDI to our commercial revenue this year. We will further increase our commercial revenue if TEGSEDI is approved in additional markets and from WAYLIVRA, assuming it is approved. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through royalties, which can further increase our commercial revenue.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenue	$117,747	$112,273	$262,165	$228,073
Total operating expenses	$168,028	$105,823	$315,748	$202,138
Income (loss) from operations	$(50,281)	$6,450	$(53,583)	$25,935
Net income (loss)	$(56,573)	$(3,085)	$(67,381)	$5,878
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(40,358)	$(3,085)	$(41,775)	$5,878

Our revenue for the six months ended June 30, 2018 was $262 million and increased compared to the same period in 2017, primarily from increased commercial revenue from SPINRAZA royalties. In addition to revenue from SPINRAZA, we plan to add product revenue from TEGSEDI and WAYLIVRA this year, assuming WAYLIVRA is approved.

Our operating expenses for the six months ended June 30, 2018 were $316 million and increased compared to $202 million for the same period in 2017. The increase in operating expenses was primarily due to higher SG&A expenses as we prepare to commercialize TEGSEDI and WAYLIVRA in 2018. Our SG&A expenses also increased in the first half of 2018 compared to 2017 because of fees we owed under our in-licensing agreements related to SPINRAZA. As sales for SPINRAZA grow, our in-licensing expenses also increase but not at the same rate. We earn tiered royalties on annual SPINRAZA sales and pay nominal fixed third-party royalties that are not tiered. R&D expenses accounted for a smaller portion of the increase in operating expenses. R&D expenses increased primarily from increases in medical affairs expenses and drug development costs related to several drugs including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. These increases reflect the investment we are making in advancing and expanding our pipeline. As this year progresses, we expect our operating expenses to continue to increase primarily related to the commercialization of TEGSEDI and WAYLIVRA.

During the first half of 2018, we received more than $1.2 billion in payments from our partners, primarily from Biogen for our 2018 strategic neurology collaboration to develop novel antisense drugs for a broad range of neurological diseases.

Recent Events

Business Highlights (Q2 2018 and subsequent activities)

●	TEGSEDI – approved in the EU for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (hATTR)
o	On track for post-summer launch in the EU
o	On track for approval and launch in the U.S. in 2018
o	License agreement with PTC Therapeutics accelerates access to TEGSEDI in Latin America
o	Results from the TEGSEDI pivotal study published in the New England Journal of Medicine
o	Akcea’s commercial organization staffed; patient support program and supply chain in place

●	WAYLIVRA – potential first treatment for people with FCS
o	U.S. FDA Division of Metabolism and Endocrinology Products Advisory Committee voted in favor of approving WAYLIVRA
o	On track for approval and launch in the U.S. and EU in 2018
o	License agreement with PTC Therapeutics accelerates access to WAYLIVRA in Latin America
o	Akcea’s commercial organization staffed; patient support program and supply chain in place

●	SPINRAZA – the first and only approved treatment for people with SMA
o	SPINRAZA, commercialized by Biogen, continues to generate growth, with global sales of $423 million in the second quarter of 2018, a 250 percent increase from the second quarter of 2017
o	10 percent of adults with SMA in the U.S. are currently on SPINRAZA treatment, a 20 percent increase from last quarter. Adult patients represent 60 percent of the U.S. SMA patient population
o	More than 5,000 people with SMA are now on SPINRAZA, representing a 28 percent increase from last quarter
o	Access outside the U.S. is expanding with reimbursement in 24 countries; Biogen expects reimbursement in at least four more countries by the end of 2018

Pipeline Progress

●	EU granted PRIME designation to IONIS-HTTRx (RG6042), potentially providing accelerated assessment for the treatment of people with Huntington’s disease
●	European Medicines Agency granted Orphan Drug Designation to IONIS-MAPTRx for the treatment of people with frontotemporal dementia
●	We earned a $7.5 million milestone payment when the FDA approved Achaogen's ZEMDRI™ (plazomicin) for the treatment of people with complicated urinary tract infections

Critical Accounting Policies

 We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments require us to make estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management reviews the development, selection and disclosure of such estimates with our audit committee of our board of directors. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment.

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

In the first quarter of 2018, we updated the following critical accounting policy:

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

The following tables summarize the adjustments we were required to make to amounts we originally reported in 2017 to adopt Topic 606 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	$72,708	$35,318	$108,026
Accumulated deficit	$(1,187,398)	$(53,636)	$(1,241,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	$87,847	$(3,580)	$84,267
Total stockholders’ equity	$418,719	$(53,439)	$365,280

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$22,366	$—	$22,366
Licensing and other royalty revenue	557	765	1,322
Total commercial revenue	22,923	765	23,688
Research and development revenue under collaborative agreements	81,229	7,356	88,585
Total revenue	$104,152	$8,121	$112,273
Income (loss) from operations	$(1,671)	$8,121	$6,450
Net income (loss)	$(11,206)	$8,121	$(3,085)
Net income (loss) per share, basic and diluted	$(0.09)	$0.07	$(0.02)

	Six Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$27,577	$—	$27,577
Licensing and other royalty revenue	4,103	(191)	3,912
Total commercial revenue	31,680	(191)	31,489
Research and development revenue under collaborative agreements	182,776	13,808	196,584
Total revenue	$214,456	$13,617	$228,073
Income from operations	$12,318	$13,617	$25,935
Net income (loss)	$(7,739)	$13,617	$5,878
Net income (loss) per share, basic and diluted	$(0.06)	$0.11	$0.05

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Net income (loss)	$(7,739)	$13,617	$5,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred contract revenue	$69,205	$(13,617)	$55,588
Cash and cash equivalents at beginning of period	$84,685	$—	$84,685
Cash and cash equivalents at end of period	$132,991	$—	$132,991

During the three and six months ended June 30, 2017, our revenue increased $8.1 million and $13.6 million, respectively, under Topic 606, compared to Topic 605. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in an increase of $17.1 million and $27.3 million for the three and six months ended June 30, 2018, respectively.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we will review our “inputs” such as our level of effort expended or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Novartis and Bayer, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a decrease of $9.7 million and $13.5 million for the three and six months ended June 30, 2018, respectively.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. As a result of the EU’s approval of TEGSEDI, we expect to add product sales from TEGSEDI to our commercial revenue this year. We will further increase our commercial revenue if TEGSEDI is approved in additional markets and from WAYLIVRA, assuming it is approved. We will also recognize future sales milestone payments and royalties we earn under our partnerships as commercial revenue.

Research and development revenue under collaborative agreements

We often enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, research and development, or R&D, services, and manufacturing services.

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

We then determine the transaction price by reviewing the amount of consideration we are eligible to earn under the collaboration agreement, including any variable consideration. Under our collaboration agreements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential milestone payments, license fees and royalties. At the start of an agreement, our transaction price usually consists of only the upfront payment. We do not typically include any payments we may receive in the future in our initial transaction price because the payments are not probable. We reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price.

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control.

4.	Allocate the transaction price

Next, we allocate the transaction price to each of our performance obligations. When we have to allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis. We then allocate the transaction price to each performance obligation based on the relative stand-alone selling price.

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties on future product sales;
●	Contractual milestone payments;
●	Expenses we expect to incur;
●	Income taxes; and
●	A discount rate.

We typically estimate the selling price of R&D services by using our internal estimates of the cost to perform the specific services. The significant inputs we use to determine the selling price of our R&D services include:

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we will recognize each period. The approach requires numerous estimates and significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

The following are examples of when we typically recognize revenue based on the types of payments we receive.

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We recognize royalty revenue in the period in which the counterparty sells the related product, which in certain cases may require us to estimate our royalty revenue. We recognize royalties from SPINRAZA sales in the period Biogen records the sale of SPINRAZA. Our accounting for SPINRAZA royalties did not change as a result of adopting Topic 606.

Research and development revenue under collaboration agreements:

Upfront Payments

When we enter into a collaboration agreement with an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our new SMA collaboration with Biogen, we received a $25 million upfront payment in December 2017. We allocated the upfront payment to our single performance obligation, R&D services. We are amortizing the $25 million upfront payment using an input method over the estimated period of time we are providing R&D services. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion. Under Topic 605, we amortized upfront payments evenly over the period of our obligation.

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

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. Our recognition of license fees did not change as a result of adopting Topic 606.

Amendments to Agreements

From time to time we amend our collaboration agreements. When this occurs, we are required to assess the following items to determine the accounting for the amendment:

1)	If the additional goods and/or services are distinct from the other performance obligations in the original agreement; and
2)	If the goods and/or services are at a stand-alone selling price.

If we conclude the goods and/or services in the amendment are distinct from the performance obligations in the original agreement and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct and at their standalone selling price, we then assess whether the remaining goods or services are distinct from those already provided. If the goods and/or services are distinct from what we have already provided, then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If the goods and/or services are not distinct from what we have already provided, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative adjustment.

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion of our accounting treatment for our Bayer collaboration. Our allocation of the consideration we received for the Bayer amendment did not change as a result of adopting Topic 606. However, the method in which we are recognizing revenue related to our R&D services performance obligation did change. We are amortizing revenue related to our R&D services performance obligation using the input method under Topic 606.

Multiple Agreements

From time to time, we may enter into separate agreements at or near the same time with the same partner. We evaluate such agreements to determine whether we should account for them individually as distinct arrangements or whether the separate agreements should be combined and accounted for together. We evaluate the following to determine the accounting for the agreements:

●	Whether the agreements were negotiated together with a single objective;
●	Whether the amount of consideration in one contract depends on the price or performance of the other agreement; or
●	Whether the goods and/or services promised under the agreements are a single performance obligation.

Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that accounting guidance requires us to account for them as a combined arrangement.

For example, in the second quarter of 2018, we entered into two separate agreements with Biogen at the same time: a new strategic neurology collaboration agreement and a stock purchase agreement, or SPA. We evaluated the Biogen agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the 2018 strategic neurology collaboration with Biogen.

Results of Operations

Revenue

Whenever we refer to prior period results, they reflect the impact of Topic 606, which we adopted in the first quarter of 2018.

Total revenue for the three and six months ended June 30, 2018 was $117.7 million and $262.2 million, respectively, compared to $112.3 million and $228.1 million for the same periods in 2017 and was comprised of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:		(as revised)		(as revised)
Commercial revenue:
SPINRAZA royalties	$56,653	$22,366	$97,734	$27,577
Licensing and other royalty revenue	545	1,322	1,487	3,912
Total commercial revenue	57,198	23,688	99,221	31,489
R&D revenue:
Amortization from upfront payments	33,761	26,315	61,090	47,253
Milestone payments	11,522	59,149	18,418	78,720
License fees	820	369	62,579	64,518
Other services	14,446	2,752	20,857	6,093
Total R&D revenue	60,549	88,585	162,944	196,584
Total revenue	$117,747	$112,273	$262,165	$228,073

The increase in revenue in the first half of 2018 compared to the same period in 2017 was primarily due to the increase in commercial revenue from SPINRAZA royalties, which increased over 250 percent. Revenue from amortization of upfront payments also increased due to $11 million of amortization from our 2018 strategic neurology collaboration with Biogen. We expect that the quarterly amortization from this collaboration will be nearly $14 million beginning in the third quarter. In the second quarter and year to date 2017, revenue included the $50 million milestone payment from Biogen for SPINRAZA approval in the EU. License fees in the first half of 2018 were $62.6 million primarily from AstraZeneca for the license of IONIS-AZ5-2.5Rx and IONIS-AZ6-2.5-LRx compared to $64.5 million primarily from Bayer for the license of IONIS-FXI-LRx.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2018 were $168.0 million and $315.7 million, respectively, and increased compared to $105.8 million and $202.1 million for the same periods in 2017. Our operating expenses increased year over year principally due to higher SG&A expenses as we prepare to commercialize TEGSEDI and WAYLIVRA. Our SG&A expenses also increased year over year because of fees we owed under our in-licensing agreements related to SPINRAZA. As sales for SPINRAZA grow, our in-licensing expenses also increase but not at the same rate. We earn tiered royalties on annual SPINRAZA sales and pay nominal fixed third-party royalties that are not tiered. R&D expenses accounted for a smaller portion of the increase in operating expenses. R&D expenses increased primarily due to increases in medical affairs expenses and drug development costs related to several drugs including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. These increases reflect the investment we are making in advancing and expanding our pipeline. As this year progresses, we expect our operating expenses to continue to increase primarily related to the commercialization of TEGSEDI and WAYLIVRA.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$64,124	$66,065	$147,601	$126,685
Akcea Therapeutics	69,618	21,460	110,670	87,750
Elimination of intercompany activity	409	(2,960)	(4,850)	(54,467)
Subtotal	134,151	84,565	253,421	159,968
Non-cash compensation expense related to equity awards	33,876	21,258	62,327	42,170
Total operating expenses	$168,027	$105,823	$315,748	$202,138

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research, development and patent expenses	$82,594	$67,366	$166,979	$133,882
Non-cash compensation expense related to equity awards	19,236	16,140	38,918	32,262
Total research, development and patent expenses	$101,830	$83,506	$205,897	$166,144

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$45,419	$53,758	$109,407	$108,587
Akcea Therapeutics	37,215	16,568	62,872	80,663
Elimination of intercompany activity	(41)	(2,960)	(5,300)	(54,467)
Subtotal	82,593	67,366	166,979	133,882
Non-cash compensation expense related to equity awards	19,236	16,140	38,918	32,262
Total research, development and patent expenses	$101,829	$83,506	$205,897	$166,144

For the three and six months ended June 30, 2018, our total research, development and patent expenses were $82.6 million and $167.0 million, respectively, and increased compared to $67.4 million and $133.9 million for the same periods in 2017. All amounts exclude non-cash compensation expense related to equity awards.

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines. Our antisense drug discovery expenses are part of our Ionis Core business segment.

The following table sets forth information on antisense drug discovery expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$13,590	$13,162	$27,495	$25,760
Non-cash compensation expense related to equity awards	4,449	3,746	8,825	7,709
Total antisense drug discovery expenses	$18,039	$16,908	$36,320	$33,469

Antisense drug discovery expenses for the three and six months ended June 30, 2018 were $13.6 million and $27.5 million, respectively, and were slightly higher compared to $13.2 million and $25.8 million for the same periods in 2017. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SPINRAZA	$—	$5,154	$—	$10,802
WAYLIVRA	6,049	5,944	12,450	10,202
TEGSEDI	5,195	5,324	11,031	12,110
Other antisense development projects	20,514	11,011	41,167	21,428
Development overhead expenses	12,100	10,519	24,078	20,822
Total antisense drug development, excluding non-cash compensation expense related to equity awards	43,858	37,952	88,726	75,364
Non-cash compensation expense related to equity awards	7,406	6,346	15,498	12,802
Total antisense drug development expenses	$51,264	$44,298	$104,224	$88,166

Antisense drug development expenses were $43.9 million and $88.7 million for the three and six months ended June 30, 2018, respectively, and increased compared to $38.0 million and $75.4 million for the same periods in 2017. During the first half of 2018, our development expenses for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx increased compared to the same period in 2017. We completed enrollment of its Phase 2 clinical study of AKCEA-APO(a)-LRx during the first quarter of 2018. We also initiated a Phase 2 clinical study of AKCEA-APOCIII-LRx in patients with hypertriglyceridemia and established cardiovascular disease in the first quarter of 2018. Slightly offsetting these increases were decreased expenses for SPINRAZA and TEGSEDI. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we completed our Phase 3 TEGSEDI trial in people with hATTR with polyneuropathy in 2017. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$19,023	$26,422	$46,649	$54,133
Akcea Therapeutics	24,835	11,530	42,077	70,526
Elimination of intercompany activity	—	—	—	(48,394)
Subtotal	43,858	37,952	88,726	76,265
Non-cash compensation expense related to equity awards	7,406	6,346	15,498	13,358
Total antisense drug development expenses	$51,264	$44,298	$104,224	$89,623

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

Expenditures in our medical affairs function include personnel costs and outside services.

Our medical affairs expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$8,428	$1,116	$13,560	$2,017
Non-cash compensation expense related to equity awards	1,224	654	1,990	1,210
Total medical affairs expenses	$9,652	$1,770	$15,550	$3,227

Medical affairs expenses were $8.4 million and $13.6 million for three and six months ended June 30, 2018, respectively, and were higher compared to $1.1 million and $2.0 million for the same periods in 2017. The increase was primarily due to the build-out of our medical affairs teams and associated activities to educate the medical community on FCS and hATTR. We expect these costs to continue to increase this year as we continue to build-out these teams. All amounts exclude non-cash compensation expense related to equity awards.

Our medical affairs expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$951	$—	$4,297	$—
Akcea Therapeutics	7,477	1,116	9,263	2,017
Subtotal	8,428	1,116	13,560	2,017
Non-cash compensation expense related to equity awards	1,224	654	1,990	1,210
Total medical affairs expenses	$9,652	$1,770	$15,550	$3,227

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$9,689	$8,288	$21,998	$17,093
Non-cash compensation expense related to equity awards	2,386	1,745	4,788	3,450
Total manufacturing and operations expenses	$12,075	$10,033	$26,786	$20,543

Manufacturing and operations expenses were $9.7 million and $22.0 million for the three and six months ended June 30, 2018, respectively, compared to $8.3 million and $17.1 million for the same periods in 2017. Manufacturing and operations expenses increased for the first half of 2018. Since accounting rules require us to expense launch supplies prior to obtaining approval, the increase in manufacturing expenses was primarily from the manufacturing of commercial supply of TEGSEDI in the first half of 2018. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$6,086	$7,728	$17,728	$15,832
Akcea Therapeutics	3,603	3,490	9,499	7,274
Elimination of intercompany activity	—	(2,930)	(5,229)	(6,013)
Subtotal	9,689	8,288	21,998	17,093
Non-cash compensation expense related to equity awards	2,386	1,745	4,788	3,450
Total manufacturing and operations expenses	$12,075	$10,033	$26,786	$20,543

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Personnel costs	$3,094	$2,714	$6,197	$5,566
Occupancy	2,143	2,076	3,902	3,954
Patent expenses	531	495	1,232	994
Depreciation and amortization	99	57	200	124
Insurance	396	327	1,262	673
Other	766	1,179	2,407	2,337
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	7,029	6,848	15,200	13,648
Non-cash compensation expense related to equity awards	3,771	3,649	7,817	7,091
Total R&D support expenses	$10,800	$10,497	$23,017	$20,739

R&D support expenses for the three and six months ended June 30, 2018 were $7.0 million and $15.2 million, respectively, and were slightly higher compared to $6.8 million and $13.6 million for the same periods in 2017. R&D support expenses increased primarily related to costs associated with the expansion of our business. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$5,769	$6,446	$13,238	$12,862
Akcea Therapeutics	1,300	432	2,033	846
Elimination of intercompany activity	(41)	(30)	(71)	(60)
Subtotal	7,028	6,848	15,200	13,648
Non-cash compensation expense related to equity awards	3,771	3,649	7,817	7,091
Total R&D support expenses	$10,799	$10,497	$23,017	$20,739

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with the pre-commercialization and commercialization activities for our drugs and costs to support our company, our employees and our stockholders. These costs include personnel and outside costs in the areas of pre-commercialization, commercialization, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$51,558	$17,199	$86,442	$26,086
Non-cash compensation expense related to equity awards	14,640	5,118	23,409	9,908
Total selling, general and administrative expenses	$66,198	$22,317	$109,851	$35,994

Selling, general and administrative expenses were $51.6 million and $86.4 million for the three and six months ended June 30, 2018, respectively, and increased compared to $17.2 million and $26.1 million for the same periods in 2017. The increase in SG&A expenses was principally due to the cost of preparing to commercialize TEGSEDI and WAYLIVRA, and from fees we owed under our in-licensing agreements related to SPINRAZA. We project our expenses will increase as we launch TEGSEDI and continue to prepare to launch WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ionis Core	$18,705	$12,307	$38,194	$18,098
Akcea Therapeutics	32,403	4,892	47,798	7,988
Elimination of intercompany activity	450	—	450	—
Subtotal	51,558	17,199	86,442	26,086
Non-cash compensation expense related to equity awards	14,640	5,118	23,409	9,908
Total selling, general and administrative expenses	$66,198	$22,317	$109,851	$35,994

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Development and patent expenses	$37,215	$16,568	$62,872	$80,663
General and administrative expenses	32,403	4,892	47,798	7,988
Total operating expenses, excluding non-cash compensation expense related to equity awards	69,618	21,460	110,670	87,750
Non-cash compensation expense related to equity awards	12,126	3,942	18,509	7,122
Total Akcea Therapeutics operating expenses	$81,744	$25,402	$129,179	$94,872

Operating expenses for Akcea were $69.6 million and $110.7 million for the three and six months ended June 30, 2018, respectively, and increased compared to $21.5 million and $87.8 million for the same periods in 2017.

In the first half of 2017, $48.4 million of development and patent expenses was for one-time sublicensing expenses related to the Novartis collaboration recorded in the first quarter of 2017. $33.4 million of these expenses were non-cash and the remaining $15 million was paid to us. Excluding the $48.4 million of one-time expenses, Akcea’s development and patent expenses increased $30.6 million in the first half of 2018 compared to the same period in 2017 as Akcea made investments in advancing its pipeline, including AKCEA-APO(a)-LRx, which is now fully enrolled with data expected in the second half of 2018, and AKCEA-APOCIII-LRx.

For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea.

Akcea’s G&A expenses increased in the first half of 2018 compared to the same period in 2017, primarily due to Akcea continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch TEGSEDI and WAYLIVRA this year, assuming WAYLIVRA approval. For each period presented, we allocated a portion of Ionis' G&A expenses, which were included in Akcea’s G&A expenses in the table above, to Akcea for work we performed on Akcea’s behalf.

We anticipate Akcea’s operating expenses will continue to increase in the second half of 2018, as Akcea launches TEGSEDI and continues to prepare to launch WAYLIVRA.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and six months ended June 30, 2018 was $5.1 million and $8.7 million, respectively, compared to $2.5 million and $4.7 million for the same periods in 2017. The increase in investment income was primarily due to our significantly higher average cash balance and an improvement in the market conditions during the first half of 2018 compared to the same period in 2017. We expect our investment income to increase in the second half of 2018 because we added $1 billion to our cash balance in June 2018 from our 2018 strategic collaboration with Biogen.

Interest Expense

Interest expense for the three and six months ended June 30, 2018 was $11.1 million and $22.1 million, respectively, compared to $11.8 million and $23.1 million for the same periods in 2017.

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

The following table sets forth information on interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$8,693	$8,058	$17,217	$15,960
Interest expense payable in cash	1,714	1,946	3,427	3,660
Non-cash interest expense for long-term financing liability	—	1,676	—	3,352
Interest on mortgage for primary R&D and manufacturing facilities	601	—	1,195	—
Other	105	98	212	169
Total interest expense	$11,113	$11,778	$22,051	$23,141

Net Income (Loss)

We had a net loss of $56.6 million for the three months ended June 30, 2018, compared to $3.1 million for the same period in 2017. We had a net loss of $67.4 million for the six months ended June 30, 2018, compared to net income of $5.9 million for the same period in 2017. In 2018 we had a net loss primarily due to increased operating expenses as we prepared to commercialize TEGSEDI and WAYLIVRA, assuming approval of WAYLIVRA.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In April 2018, we received eight million shares of Akcea’s stock for the license of TEGSEDI and AKCEA-TTR-LRx to Akcea and purchased an additional 10.7 million shares of Akcea’s stock for $200 million, increasing our ownership percentage to approximately 75 percent. As a result, we adjusted our financial statements to reflect the portion of Akcea we no longer own. Accordingly, our consolidated statement of operations includes a line called “Net loss attributable to noncontrolling interests in Akcea”, our noncontrolling interest in Akcea for the three and six months ended June 30, 2018 was $16.2 million and $25.6 million, respectively. We also have a corresponding account on our consolidated balance sheet called “Noncontrolling interest in Akcea Therapeutics, Inc.”

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $40.4 million for the three months ended June 30, 2018, compared to $3.1 million for the same period in 2017. For the six months ended June 30, 2018 we reported a net loss attributable to our common stockholders of $41.8 million, compared to net income attributable to our common stockholders of $5.9 million for the same period in 2017.

For the three months ended June 30, 2018, basic and diluted net loss per share were $0.29, compared to $0.02 for the same period in 2017. For the six months ended June 30, 2018, basic and diluted net loss per share were $0.30, compared to basic and diluted net income per share of $0.05 for the same period in 2017.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Beginning in December 2016 we added commercial revenue from SPINRAZA royalties. From our inception through June 30, 2018, we have earned approximately $2.8 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through June 30, 2018, we have raised net proceeds of approximately $1.7 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At June 30, 2018, we had cash, cash equivalents and short-term investments of $2.0 billion and stockholders’ equity of $817.4 million. In comparison, we had cash, cash equivalents and short-term investments of $1.0 billion and stockholders’ equity of $365.3 million at December 31, 2017. Our cash, cash equivalents and short-term investments increased in the first half of 2018 primarily from the $1 billion payment we received from Biogen for our 2018 strategic neurology collaboration.

At June 30, 2018, we had consolidated working capital of $1.8 billion compared to $925.1 million at December 31, 2017. As of June 30, 2018, our debt and other obligations totaled $761.1 million compared to $759.9 million at December 31, 2017.

The following table summarizes our contractual obligations as of June 30, 2018. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$709.4	$6.9	$13.7	$688.8	$—
Building mortgage payments	$82.0	$2.4	$4.8	$5.4	$69.4
Financing arrangements (principal and interest payable)	$12.9	$0.3	$12.6	$—	$—
Other obligations (principal and interest payable)	$1.1	$0.1	$0.1	$0.1	$0.8
Operating leases	$29.0	$2.8	$6.0	$5.2	$15.0
Total	$834.4	$12.5	$37.2	$699.5	$85.2

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At June 30, 2018, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At June 30, 2018, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of June 30, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2018 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We are also exposed to changes in foreign currency exchange rates as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries’ functional currencies into our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate, which are difficult to predict. A hypothetical 10 percent change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. Our business strategy incorporates potentially significant international expansion, particularly related to TEGSEDI and WAYLIVRA, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2018.

We also performed an evaluation of any changes in our internal controls over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition accounting guidance we adopted on January 1, 2018 reflected in our financial statements. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during our latest fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit. The jury then decided that we and Merck are entitled to four percent of $5 billion in past sales of sofosbuvir. Gilead stated it would appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands. Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands. We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, in July 2016, together with Merck we appealed the decision to the Court of Appeals for the Federal Circuit. Gilead cross-appealed on the issue of validity. In April 2018, the Court of Appeals issued its ruling affirming the District Court’s finding of unenforceability based on unclean hands. Having upheld the ruling that the patents are unenforceable against Gilead, the court did not reach the question of validity. In July 2018, we and Merck requested an extension of time to file a petition for a hearing before the Supreme Court. The Supreme Court granted that request, setting a deadline of September 21, 2018. Under our agreement with Merck, Merck is responsible for the costs of this suit.

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

Even if our drugs are authorized for marketing, including SPINRAZA, WAYLIVRA and TEGSEDI, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective and safe. Even when the FDA or foreign regulatory authorities authorize our or our partners' drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we may sell our drugs in the future, if we cannot agree with the government regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third-party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, unaffordable.

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

If Akcea cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI, we may not generate product revenue from TEGSEDI.

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

To the extent we and Akcea decide to rely on third parties to commercialize TEGSEDI in a particular geographic market, we and Akcea may receive less revenue than if Akcea commercialized TEGSEDI by itself. Further we would have less control over the sales efforts of any other third parties involved in commercializing TEGSEDI.

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

If Biogen cannot manufacture finished drug product for SPINRAZA or the post-launch supply of the active drug substance for SPINRAZA, SPINRAZA may not maintain commercial success.

Biogen is responsible for the long-term supply of both SPINRAZA drug substance and finished drug product. Biogen may not be able to reliably manufacture SPINRAZA drug substance and drug product to support the long-term commercialization of SPINRAZA. If Biogen cannot reliably manufacture SPINRAZA drug substance and drug product, SPINRAZA may not maintain commercial success, which will harm our ability to generate revenue.

If we or our partners fail to obtain regulatory approval for our drugs, including WAYLIVRA, and additional approvals for SPINRAZA and TEGSEDI, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including WAYLIVRA, will be considered safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that SPINRAZA and TEGSEDI will be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our drugs. It is possible that regulatory agencies will not approve our drugs including, WAYLIVRA for marketing or additional marketing authorizations for SPINRAZA or TEGSEDI. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, the FDA or foreign regulatory authorities could claim that we have not tested WAYLIVRA in a sufficient number of patients to demonstrate WAYLIVRA is safe and effective in patients with FCS or FPL to support an application for marketing authorization, especially since a small number of patients in the APPROACH FCS study experienced severe thrombocytopenia, a condition where the patient has severely low platelet levels. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and cause delays.

Failure to receive marketing authorization for our drug, WAYLIVRA, or additional authorizations for SPINRAZA or TEGSEDI, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

To successfully commercialize any of our drugs, we or our partner would need to establish large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. We and Akcea will rely on third-party manufacturers to supply the drug substance and drug product for TEGSEDI and WAYLIVRA. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have limited experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our drugs, including WAYLIVRA and TEGSEDI. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for WAYLIVRA or additional authorizations for SPINRAZA and TEGSEDI.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2018, we had an accumulated deficit of approximately $1.3 billion and stockholders’ equity of approximately $817.4 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

Our success depends to a significant degree upon whether we can continue to develop and secure intellectual property rights to proprietary products and services. However, we may not receive issued patents on any of our pending patent applications in the United States or in other countries. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2018, we had cash, cash equivalents and short-term investments equal to $2.0 billion. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization for SPINRAZA and TEGSEDI;
●	marketing approvals for WAYLIVRA and additional approvals for TEGSEDI;
●	the profile and launch timing of our drugs, including WAYLIVRA and TEGSEDI;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations; and
●	competing technological and market developments, including the introduction by others of new therapies that address our markets.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2018, the market price of our common stock ranged from $39.07 to $65.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance in amounts and types that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research, development or manufacturing efforts caused by contamination, and the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be affected. We manufacture the finished drug product for WAYLIVRA and TEGSEDI at third-party contract manufacturers.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

10.1
New Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement, dated April 19, 2018, by and between Ionis Pharmaceuticals, Inc. and Biogen MA Inc. Portions of this exhibit have been omitted and separately filed with the SEC.

10.2	Stock Purchase Agreement, dated April 19, 2018, by and between Ionis Pharmaceuticals, Inc. and Biogen MA Inc.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	August 7, 2018

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 7, 2018