Form 10-Q
period 2018-09-30
IONIS PHARMACEUTICALS INC
filed 2018-11-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of voting common stock outstanding as of October 31, 2018 was 137,571,510.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited) (as revised)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited) (as revised)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited) (as revised)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited) (as revised)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Overview	31

	Results of Operations	40

	Liquidity and Capital Resources	45

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	47

ITEM 4:	Controls and Procedures	47

PART II	OTHER INFORMATION	48

ITEM 1:	Legal Proceedings	48
ITEM 1A:	Risk Factors	48
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	57

ITEM 3:	Default upon Senior Securities	57

ITEM 4:	Mine Safety Disclosures	57

ITEM 5:	Other Information	57

ITEM 6:	Exhibits	58

SIGNATURES		59

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$479,891	$129,630
Short-term investments	1,479,098	893,085
Contracts receivable	14,732	62,955
Inventories	8,378	9,982
Other current assets	97,125	73,082
Total current assets	2,079,224	1,168,734
Property, plant and equipment, net	132,003	121,907
Patents, net	24,027	22,004
Deposits and other assets	12,659	10,129
Total assets	$2,247,913	$1,322,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,576	$24,886
Accrued compensation	24,259	25,151
Accrued liabilities	50,786	66,618
Current portion of long-term obligations	14,472	1,621
Current portion of deferred contract revenue	157,145	125,336
Total current liabilities	260,238	243,612
Long-term deferred contract revenue	523,384	108,026
1 percent convertible senior notes	559,184	533,111
Long-term obligations, less current portion	5,138	12,974
Long-term mortgage debt	59,825	59,771
Total liabilities	1,407,769	957,494
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 137,506,203 and 124,976,373 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	138	125
Additional paid-in capital	2,030,313	1,553,681
Accumulated other comprehensive loss	(32,532)	(31,759)
Accumulated deficit	(1,287,369)	(1,241,034)
Total Ionis stockholders’ equity	710,550	281,013
Noncontrolling interest in Akcea Therapeutics, Inc.	129,594	84,267
Total stockholders’ equity	840,144	365,280
Total liabilities and stockholders’ equity	$2,247,913	$1,322,774

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:		(as revised*)		(as revised*)
Commercial revenue:
SPINRAZA royalties	$70,010	$32,890	$167,743	$60,467
Licensing and other royalty revenue	12,746	1,727	14,232	5,639
Total commercial revenue	82,756	34,617	181,975	66,106
Research and development revenue under collaborative agreements	62,639	83,697	225,584	280,281
Total revenue	145,395	118,314	407,559	346,387

Expenses:
Research, development and patent	95,255	80,214	301,153	246,358
Selling, general and administrative	68,712	26,788	178,563	62,782
Total operating expenses	163,967	107,002	479,716	309,140

Income (loss) from operations	(18,572)	11,312	(72,157)	37,247

Other income (expense):
Investment income	9,963	2,811	18,711	7,504
Interest expense	(11,282)	(10,825)	(33,332)	(33,966)
Loss on extinguishment of financing liability for leased facility	—	(7,689)	—	(7,689)
Other income (expenses)	(22)	(2,141)	(145)	(3,528)

Loss before income tax expense	(19,913)	(6,532)	(86,923)	(432)

Income tax expense	(452)	(961)	(824)	(1,184)

Net loss	(20,365)	(7,493)	(87,747)	(1,616)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	15,806	4,882	41,412	4,882

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(4,559)	$(2,611)	$(46,335)	$3,266

Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.33)	$0.13
Shares used in computing basic net income (loss) per share	143,314	124,370	132,518	123,746
Diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.33)	$0.13
Shares used in computing diluted net income (loss) per share	143,314	124,370	132,518	125,858

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as revised*)		(as revised*)
Net loss	$(20,365)	$(7,493)	$(87,747)	$(1,616)
Unrealized gains (losses) on debt securities, net of tax	133	215	(834)	610
Reclassification adjustment for realized gains included in net income (loss)	—	—	—	(374)
Currency translation adjustment	(28)	(42)	61	(77)

Comprehensive loss	(20,260)	(7,320)	(88,520)	(1,457)

Comprehensive loss attributable to noncontrolling interests	15,797	3,952	41,455	3,952

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(4,463)	$(3,368)	$(47,065)	$2,495

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:		(as revised*)
Net loss	$(87,747)	$(1,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,650	6,138
Amortization of patents	1,356	1,216
Amortization of premium on investments, net	791	5,227
Amortization of debt issuance costs	1,343	1,202
Amortization of convertible senior notes discount	24,781	22,963
Amortization of long-term financing liability for leased facility	—	3,659
Stock-based compensation expense	97,210	63,642
Gain on investment in Regulus Therapeutics, Inc.	—	(374)
Loss on extinguishment of financing liability for leased facility	—	7,689
Non-cash losses related to patents, licensing and property, plant and equipment	482	(403)
Changes in operating assets and liabilities:
Contracts receivable	48,223	65,119
Inventories	1,604	(962)
Other current and long-term assets	(26,573)	(34,866)
Accounts payable	(13,606)	(1,707)
Accrued compensation	(892)	(8,999)
Accrued liabilities and deferred rent	(14,392)	(5,251)
Deferred contract revenue	447,168	31,071
Net cash provided by operating activities	487,398	153,748

Investing activities:
Purchases of short-term investments	(1,156,335)	(589,655)
Proceeds from the sale of short-term investments	568,517	313,860
Purchases of property, plant and equipment	(12,221)	(26,502)
Acquisition of licenses and other assets, net	(3,317)	(4,289)
Proceeds from the sale of Regulus Therapeutics stock	—	2,507
Net cash used in investing activities	(603,356)	(304,079)

Financing activities:
Proceeds from equity awards	18,254	17,672
Proceeds from the issuance of common stock from Akcea Therapeutics, Inc.’s initial public offering, net of underwriters’ discount	—	110,438
Proceeds from building mortgage debt, net of issuance costs	—	59,750
Proceeds from the issuance of common stock to Novartis	—	71,737
Proceeds from the issuance of common stock to Biogen	447,965	—
Offering costs paid	—	(1,057)
Proceeds from the sale of Akcea Therapeutics, Inc. common stock to Novartis in a private placement	—	50,000
Payment to settle financing liability for leased facility	—	(80,133)
Principal payments on debt and capital lease obligations	—	(3,577)
Net cash provided by financing activities	466,219	224,830

Net increase in cash and cash equivalents	350,261	74,499
Cash and cash equivalents at beginning of period	129,630	84,685
Cash and cash equivalents at end of period	$479,891	$159,184

Supplemental disclosures of cash flow information:
Interest paid	$5,434	$4,020

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,296	$3,475
Purchases of property, plant and equipment included in long-term obligations	$3,596	$—
Unpaid deferred offering costs	$—	$638

* Our 2017 amounts are revised to reflect the new revenue recognition accounting guidance, which we adopted retrospectively in the first quarter of 2018. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 on the same basis as the audited financial statements for the year ended December 31, 2017. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries, which we formed in December 2014. Prior to Akcea’s initial public offering, or IPO, in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second and third quarters of 2018, we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. We reflected the increase in our ownership in these financial statements. In October 2018, we received an additional 1.7 million shares of Akcea’s stock when TEGSEDI received marketing authorization in the U.S., increasing our ownership to approximately 76 percent. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its majority owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries.

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

The following tables summarize the adjustments we were required to make to amounts we originally reported in 2017 to adopt Topic 606 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	$72,708	$35,318	$108,026
Accumulated deficit	$(1,187,398)	$(53,636)	$(1,241,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	$87,847	$(3,580)	$84,267
Total stockholders’ equity	$418,719	$(53,439)	$365,280

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$32,890	$—	$32,890
Licensing and other royalty revenue	879	848	1,727
Total commercial revenue	33,769	848	34,617
Research and development revenue under collaborative agreements	87,142	(3,445)	83,697
Total revenue	$120,911	$(2,597)	$118,314
Income (loss) from operations	$13,909	$(2,597)	$11,312
Net income (loss)	$(4,896)	$(2,597)	$(7,493)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(976)	$(1,635)	$(2,611)
Net income (loss) per share, basic and diluted	$0.00	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$60,467	$—	$60,467
Licensing and other royalty revenue	4,983	656	5,639
Total commercial revenue	65,450	656	66,106
Research and development revenue under collaborative agreements	269,917	10,364	280,281
Total revenue	$335,367	$11,020	$346,387
Income from operations	$26,227	$11,020	$37,247
Net income (loss)	$(12,636)	$11,020	$(1,616)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(8,716)	$11,982	$3,266
Net income (loss) per share, basic	$0.02	$0.11	$0.13
Net income (loss) per share, diluted	$0.02	$0.11	$0.13

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Net income (loss)	$(12,636)	$11,020	$(1,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred contract revenue	$42,091	$(11,020)	$31,071
Cash and cash equivalents at beginning of period	$84,685	$—	$84,685
Cash and cash equivalents at end of period	$159,184	$—	$159,184

Under Topic 606, compared to Topic 605, our revenue decreased $2.6 million for the three months ended September 30, 2017, and increased $11.0 million for the nine months ended September 30, 2017. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in an increase of $0.5 million and $27.9 million for the three and nine months ended September 30, 2017, respectively.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. When we made a change to our estimated completion period, we recognized that change on a prospective basis. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we review our “inputs” such as our level of effort expended, including the time we estimate it will take us to complete the activities, or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Bayer, Janssen and Novartis, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a decrease of $4.0 million and $17.5 million for the three and nine months ended September 30, 2017, respectively.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We expect to add product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018 as a result of TEGSEDI’s approval in the U.S., EU and Canada. We will also recognize as commercial revenue future sales milestone payments and royalties we earn under our partnerships.

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Milestone Payments

We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our collaboration agreements. Similarly, we include approval milestone payments in the transaction price once the drug is approved by the applicable regulator. We will recognize sales based milestone payments in the period we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event. For example, in the third quarter of 2018, we earned a $10 million milestone payment when AstraZeneca initiated a Phase 1 study of IONIS-AZ4-2.5-LRx. Our revenue recognition of milestone payments we earn based on our partners’ activities did not change as a result of adopting Topic 606.

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the third quarter of 2018, we earned a $12 million license fee when our majority-owned affiliate, Akcea, entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America. Our recognition of license fees did not change as a result of adopting Topic 606.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2018, we recognized $37.2 million and $80.4 million of revenue from amounts that were in our beginning deferred revenue balances for those periods, respectively. During the three and nine months ended September 30, 2017, we recognized $31.6 million and $84.4 million of revenue from amounts that were in our beginning deferred revenue balances for those periods, respectively. Refer to our revenue recognition policy above detailing how we recognize revenue for further discussion.

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

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second and third quarters of 2018, we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. We reflected this increase in our ownership percentage in these financial statements as an adjustment to noncontrolling interest. In October 2018, we received an additional 1.7 million shares of Akcea’s stock when TEGSEDI received marketing authorization in the U.S., increasing our ownership to approximately 76 percent. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2018, we held an equity investment in one publicly held company, Antisense Therapeutics Limited, or ATL. We also held equity investments in four privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

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

Inventory valuation

We reflect our inventory on our consolidated balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our drugs because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for drugs that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single drug. For example, if one of our drugs failed, we could use the raw materials for that drug to manufacture our other drugs. We expense these costs as R&D expenses when we begin to manufacture API for a particular drug if the drug has not been approved for marketing by a regulatory agency.

We obtained the first regulatory approval for TEGSEDI in July 2018. At September 30, 2018 and December 31, 2017, our physical inventory for TEGSEDI included API that we produced prior to when we obtained regulatory approval and accordingly has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our drugs and historical write-offs. We did not record any inventory write-offs for the nine months ended September 30, 2018 and 2017.

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

Basic net income (loss) per share

We compute basic net income (loss) per share by dividing the total net income (loss) attributable to our common stockholders by our weighted-average number of common shares outstanding during the period.

The calculation of total net income (loss) attributable to our common stockholders for the three and nine months ended September 30, 2018 and 2017 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended September 30, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Income (Loss) Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	65,538	$(0.73)	$(47,843)
Akcea’s net loss attributable to our ownership			$(47,843)
Ionis’ stand-alone net income			43,226
Net loss available to Ionis common stockholders			$(4,616)
Weighted average shares outstanding			143,314
Basic net loss per share			$(0.03)

Akcea’s net loss per share calculation for the nine months ended September 30, 2018 included two components: (1) Akcea’s net loss from its statement of operations and (2) deemed distributions related to the license of TEGSEDI in the second quarter of 2018. Because we own more than 50 percent of Akcea, we and Akcea are under common control. As such, Akcea accounted for the TEGSEDI transaction using common control guidance. Accordingly, Akcea recorded the license we granted to them at carrying value. In addition, Akcea recorded the consideration it paid to us in excess of the carrying value as a deemed distribution. Accounting rules required Akcea to include these deemed distributions in their net loss per share calculation as if Akcea had paid us a dividend.

Our basic net loss per share for the nine months ended September 30, 2018, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	57,347	$(1.93)	$(110,680)
Akcea’s net loss attributable to our ownership			$(110,680)
Ionis’ stand-alone net income			67,517
Net income available to Ionis common stockholders			$(43,162)
Weighted average shares outstanding			132,518
Basic net loss per share			$(0.33)

Prior to Akcea’s IPO in July 2017, we owned Akcea series A convertible preferred stock, which included a six percent cumulative dividend. Upon completion of Akcea’s IPO in July 2017, our preferred stock was converted into common stock on a 1:1 basis. The preferred stock dividend was not paid at the IPO because the IPO was not a liquidation event or a change in control. During the three and nine months ended September 30, 2017, Akcea used a two-class method to compute its net income (loss) per share because it had both common and preferred shares outstanding during the periods. The two-class method required Akcea to calculate its net income (loss) per share for each class of stock by dividing total distributable losses applicable to preferred and common stock, including the six percent cumulative dividend contractually due to series A convertible preferred shareholders, by the weighted-average of preferred and common shares outstanding during the requisite period. Since Akcea used the two-class method, accounting rules required us to include our portion of Akcea's net income (loss) per share for both Akcea's common and preferred shares that we owned in our calculation of basic and diluted net income (loss) per share for three and nine months ended September 30, 2017.

Our basic net income per share for the three months ended September 30, 2017, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2017	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	36,556	$(0.33)	$(12,063)
Preferred shares	5,651	(0.01)	(57)
Akcea’s net loss attributable to our ownership			$(12,120)
Ionis’ stand-alone net income			10,144
Net loss available to Ionis common stockholders			$(1,976)
Weighted average shares outstanding			124,370
Basic net income per share			$(0.02)

Our basic net income per share for the nine months ended September 30, 2017, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2017	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	12,319	$(3.12)	$(38,435)
Preferred shares	21,055	(2.16)	(45,479)
Akcea’s net loss attributable to our ownership			$(83,914)
Ionis’ stand-alone net income			100,235
Net income available to Ionis common stockholders			$16,321
Weighted average shares outstanding			123,746
Basic net income per share			$0.13

Dilutive net income (loss per share)

For the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

Nine months ended September 30, 2017	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$16,321	123,746	$0.13
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,658
Shares issuable upon restricted stock award issuance	—	430
Shares issuable related to our ESPP	—	24
Income available to Ionis common stockholders, plus assumed conversions	$16,321	125,858	$0.13

For the nine months ended September 30, 2017, the calculation excluded the 1 percent and 2¾ percent notes because the effect on diluted earnings per share was anti-dilutive.

Accumulated other comprehensive loss

We include unrealized gains and losses on investments, net of taxes, in accumulated other comprehensive income (loss) along with adjustments we make to reclassify realized gains and losses on investments from other accumulated comprehensive income (loss) to our condensed consolidated statement of operations. The following table summarizes changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance accumulated other comprehensive loss	$(32,637)	$(30,372)	$(31,759)	$(30,358)
Unrealized gains (losses) on securities (1)	133	215	(834)	610
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(374)
Currency translation adjustment	(28)	(42)	61	(77)
Net current period other comprehensive income (loss)	105	173	(773)	159
Ending balance accumulated other comprehensive loss	$(32,532)	$(30,199)	$(32,532)	$(30,199)

(1)	There was no income tax expense or benefit related to elements of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

Convertible debt

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If no similar debt instrument exists, we estimate fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. To determine the fair value of the debt component we are required to use accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

We assigned a value to the debt component of our convertible notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording our debt at a discount. We are amortizing our debt issuance costs and debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method.

Segment information

We have two operating segments, our Ionis Core segment and Akcea Therapeutics, our majority owned affiliate. Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviews to assess operating performance and to make operating decisions. We allocate a portion of Ionis’ development, R&D support and general and administrative expenses to Akcea for work Ionis performs on behalf of Akcea.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2018 and 2017, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.3%	1.8%
Dividend yield	0.0%	0.0%
Volatility	63.1%	66.1%
Expected life	4.6 years	4.5 years

Board of Director Stock Options:
Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.8%	2.2%
Dividend yield	0.0%	0.0%
Volatility	61.5%	61.2%
Expected life	6.6 years	6.6 years

ESPP:
	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	1.8%	0.8%
Dividend yield	0.0%	0.0%
Volatility	47.3%	59.9%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees and members of our board of directors for the nine months ended September 30, 2018 was $51.83 and $42.88 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands). Our consolidated non-cash stock-based compensation expense includes $12.7 million and $4.7 million of stock-based compensation expense for Akcea for the three months ended September 30, 2018 and 2017, respectively, and $31.2 million and $11.8 million for the nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research, development and patent	$18,780	$16,181	$57,698	$48,443
Selling, general and administrative	16,103	5,291	39,512	15,199
Total non-cash stock-based compensation expense	$34,883	$21,472	$97,210	$63,642

As of September 30, 2018, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $139.5 million and $32.6 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.6 years, respectively.

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

In December 2017, the SEC staff issued guidance to address how companies should account for the Tax Act of 2017, or the Tax Act, when an entity does not have the necessary information to complete the accounting for the Tax Act and gives entities up to one year from the enactment of the Tax Act to finalize their amounts. We recognized provisional amounts in our 2017 financial statements and in these financial statements. The ultimate impact may differ materially from these provisional amounts due to, among other things, additional analysis, changes in our interpretations and assumptions, additional regulatory guidance that may be issued, and other actions we may take resulting from the Tax Act. We will assess and update our provisional amounts and disclosures, as necessary, at year end 2018.

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

In June 2018, the FASB issued updated guidance to simplify the accounting for stock-based compensation expense for nonemployees. Specifically, we are now expensing grants to nonemployees in a similar manner as grants to employees and our Board of Directors. Previously, we had to re-value these grants at each reporting period to reflect the current fair value. Under the amended guidance, we value grants to nonemployees when we grant them and we will not adjust their value for future changes. We adopted this guidance in the second quarter of 2018 on a prospective basis. The updated guidance did not have a material impact to our financial results.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently assessing the effects this updated guidance could have on our consolidated financial statements and timing of adoption.

In August 2018, the FASB updated its disclosure requirements related to Level 1, 2 and 3 fair value measurements. The update included deletion and modification of certain disclosure requirements and additional disclosure related to Level 3 measurements. The guidance is effective for fiscal years beginning after December 31, 2019 and early adoption is permitted. We anticipate we will adopt this updated guidance on January 1, 2019 and we do not expect it to have a significant impact on our disclosures.

3.  Investments

As of September 30, 2018, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2018:

One year or less	80%
After one year but within two years	15%
After two years but within three years	5%
Total	100%

As illustrated above, at September 30, 2018, 95 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At September 30, 2018, we had an ownership interest of less than 20 percent in four private companies and one public company with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded company is Antisense Therapeutics Limited.

The following is a summary of our investments (in thousands):

		Gross Unrealized
September 30, 2018	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$841,397	$23	$(1,264)	$840,156
Debt securities issued by U.S. government agencies	143,008	2	(169)	142,841
Debt securities issued by the U.S. Treasury (2)	154,280	—	(89)	154,191
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	49,873	—	(330)	49,543
Total securities with a maturity of one year or less	1,188,558	25	(1,852)	1,186,731
Corporate debt securities	240,208	16	(1,420)	238,804
Debt securities issued by U.S. government agencies	32,435	—	(109)	32,326
Debt securities issued by the U.S. Treasury	9,872	—	(10)	9,862
Debt securities issued by states of the U.S. and political subdivisions of the states	31,666	—	(551)	31,115
Total securities with a maturity of more than one year	314,181	16	(2,090)	312,107
Total available-for-sale securities	$1,502,739	$41	$(3,942)	$1,498,838

		Gross Unrealized
December 31, 2017	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$500,599	$2	$(752)	$499,849
Debt securities issued by U.S. government agencies	83,926	—	(212)	83,714
Debt securities issued by the U.S. Treasury	29,428	—	(17)	29,411
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	29,240	4	(122)	29,122
Total securities with a maturity of one year or less	643,193	6	(1,103)	642,096
Corporate debt securities	148,663	8	(1,059)	147,612
Debt securities issued by U.S. government agencies	52,779	—	(168)	52,611
Debt securities issued by the U.S. Treasury	1,409	—	(2)	1,407
Debt securities issued by states of the U.S. and political subdivisions of the states	65,550	—	(740)	64,810
Total securities with a maturity of more than one year	268,401	8	(1,969)	266,440
Total available-for-sale securities	$911,594	$14	$(3,072)	$908,536

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2018. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
(In thousands)	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	495	$889,172	$(1,687)	$83,706	$(997)	$972,878	$(2,684)
Debt securities issued by U.S. government agencies	51	132,231	(139)	26,862	(139)	159,093	(278)
Debt securities issued by the U.S. Treasury	32	164,053	(99)	—	—	164,053	(99)
Debt securities issued by states of the U.S. and political subdivisions of the states	48	25,687	(191)	51,747	(690)	77,434	(881)
Total temporarily impaired securities	626	$1,211,143	$(2,116)	$162,315	$(1,826)	$1,373,458	$(3,942)

4.  Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify the majority of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2018, there were no transfers between our Level 1 and Level 2 investments. When we recognize transfers between levels of the fair value hierarchy, we recognize the transfer on the date the event or change in circumstances that caused the transfer occurs.

The following tables present the major security types we held at September 30, 2018 and December 31, 2017 that are regularly measured and carried at fair value. At September 30, 2018 and December 31, 2017, we did not have any financial instruments that we valued using Level 3 inputs. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$395,649	$395,649	$—
Corporate debt securities (2)	1,078,960	—	1,078,960
Debt securities issued by U.S. government agencies (3)	175,167	—	175,167
Debt securities issued by the U.S. Treasury (3)	164,053	164,053	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	80,658	—	80,658
Total	$1,894,487	$559,702	$1,334,785

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$86,262	$86,262	$—
Corporate debt securities (3)	647,461	—	647,461
Debt securities issued by U.S. government agencies (3)	136,325	—	136,325
Debt securities issued by the U.S. Treasury (3)	30,818	30,818	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	93,932	—	93,932
Total	$994,798	$117,080	$877,718

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)
At September 30, 2018, $19.7 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

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

The following is a reconciliation of the potential premium we would have received if Akcea had not completed its IPO, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 (in thousands):

Beginning balance of Level 3 instruments at January 1, 2017	$—
Value of the potential premium we would have received from Novartis at inception of the SPA (January 2017)	5,035
Recurring fair value adjustment during the nine months ended September 30, 2017	(5,035)
Ending balance of Level 3 instruments at September 30, 2017	$—

Convertible Notes

Our 1 percent notes had a fair value of $725.7 million at September 30, 2018. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Other Obligations

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of September 30, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense drugs with Biogen's expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved drug to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense drugs for the treatment of SMA. Additionally, we and Biogen are currently developing six other drugs to treat neurodegenerative diseases under these collaborations, including IONIS-SOD1Rx for ALS, IONIS-MAPTRx for Alzheimer’s disease, IONIS-C9Rx for ALS, and IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx to treat undisclosed neurodegenerative diseases. In addition to these drugs, we and Biogen are evaluating numerous additional targets to develop drugs to treat neurological diseases. Most recently, in April 2018, we entered into a new strategic collaboration for the treatment of neurological diseases with Biogen. From inception through September 2018, we have received over $1.9 billion from our Biogen collaborations, including $1 billion we received from Biogen in the second quarter of 2018 when we entered into the 2018 strategic neurology collaboration.

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. In December 2016, the FDA approved SPINRAZA for the treatment of SMA in pediatric and adult patients.

From inception through September 2018, we earned $717 million in total revenue under our SPINRAZA collaboration, including $281 million in revenue from SPINRAZA royalties and $436 million in R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on any sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on sales of SPINRAZA. Biogen is responsible for all further global development, regulatory and commercialization activities and costs for SPINRAZA.

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

We also earned additional milestone payments subsequent to delivering the license to Biogen that we recognized in full in the period each milestone payment became probable because we did not have a performance obligation related to each milestone payment. For example, we received $90 million of milestone payments for the approval of SPINRAZA in the EU and Japan in 2017 and recognized the full amounts into revenue in the period Biogen achieved the milestone events.

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

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million in a license fee and milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. The $210 million per program consists of up to $10 million in development milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales of any drugs resulting from each of the three programs. From inception through September 2018, we have received $58 million in milestone payments and upfront fees under this collaboration. We will achieve the next payment of $7.5 million if we continue to advance IONIS-MAPTRx.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $30 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in December 2020. From inception through September 2018, we have included $40 million in total payments in the transaction price for our R&D services performance obligation.

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

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all drugs developed through this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments per program. The $260 million per program consists of approximately $60 million in development milestones, including amounts related to the cost of clinical trials, and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any antisense drugs developed under this collaboration. If Biogen chooses to advance drugs using other modalities, such as small molecules or monoclonal antibodies, we are eligible to receive up to $90 million in milestone payments per program. The $90 million per program consists of up to $35 million in development milestone payments and up to $55 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered single-digit royalties on sales from any drugs using non-antisense modalities developed under this collaboration. From inception through September 2018, we have received over $170 million in upfront fees, milestone payments and other payments under this collaboration, not including a $10 million milestone payment we earned in the third quarter of 2018 for Biogen’s initiation of a Phase 1 study for IONIS-C9Rx which we received in the fourth quarter of 2018. We will achieve the next payment of up to $10 million if we advance a program under this collaboration.

At the commencement of our strategic neurology collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. At inception, we determined the transaction price to be the $100 million upfront payment we received and allocated it to our single performance obligation. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in September 2019. From inception through September 2018, we have included $145 million in total payments in the transaction price for our R&D services performance obligation. In the third quarter of 2018, we earned a $10 million milestone payment when Biogen initiated a Phase 1 study of IONIS-C9Rx. We recognized this milestone payment in full in the third quarter because we do not have any performance obligations related to this milestone payment. Additionally, we concluded that the payment is not related to our R&D services performance obligation.

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

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. We determined the transaction price to be the $25 million upfront payment we received when we entered into the collaboration. We allocated the transaction price to our single performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in December 2020.

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

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Biogen. We determined our transaction price to be $552 million, comprised of $375 million from the upfront payment and $177 million for the premium paid by Biogen for its purchase of our common stock. We determined the fair value of the premium we received by using the stated premium in the SPA and applying a lack of marketability discount. We included a lack of marketability discount in our valuation of the premium because Biogen received restricted shares. We allocated the transaction price to our single performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in June 2028.

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SPINRAZA royalties (commercial revenue)	$70.0	$32.9	$167.7	$60.5
R&D revenue	34.8	54.9	66.9	137.1
Total revenue from our relationship with Biogen	104.8	87.8	234.6	197.6
Percentage of total revenue	72%	74%	58%	57%

Our condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 included deferred revenue of $593.6 million and $93.6 million, respectively, related to our relationship with Biogen.

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

Under the terms of the agreement, we received a $65 million upfront payment. We are eligible to receive license fees and milestone payments of up to more than $4 billion as drugs under this collaboration advance, including up to $1.1 billion for the achievement of development milestones and up to $2.9 billion for regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low teens on sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through September 2018, we have received over $165 million in upfront fees, license fees, milestone payments, and other payments under this collaboration, including a $10 million milestone payment we earned in the third quarter of 2018 when AstraZeneca initiated a Phase 1 trial for IONIS-AZ4-2.5-LRx. We will achieve the next payment of $10 million under this collaboration if we advance a drug under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy this performance obligation in August 2021. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. From inception through September 2018, we have included $90 million in payments in the transaction price for our R&D services performance obligation.

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

In the third quarter of 2018, we earned a $10 million milestone payment when AstraZeneca initiated a Phase 1 study of IONIS-AZ4-2.5-LRx. We recognized this milestone payment in full in the third quarter because we do not have any performance obligations related to this milestone payment. Additionally, we concluded that the payment is not related to our R&D services performance obligation.

Oncology Collaboration

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense drugs to treat cancer. As part of the agreement, we granted AstraZeneca an exclusive license to develop and commercialize danvatirsen (formerly IONIS-STAT3-2.5Rx) for the treatment of cancer. AstraZeneca is now responsible for all global development, regulatory and commercialization activities for danvatirsen. We and AstraZeneca have evaluated danvatirsen in people with head and neck cancer, advanced lymphoma and advanced metastatic hepatocellular carcinoma. AstraZeneca is evaluating danvatirsen in combination with Imfinzi (durvalumab), AstraZeneca’s programmed death ligand, or PD-L1, blocking drug, in people with head and neck cancer, metastatic bladder cancer and metastatic non-small cell lung cancer. In addition, we and AstraZeneca established an oncology research program. AstraZeneca has the option to license drugs resulting from the program, and if AstraZeneca exercises its option for a drug, it will be responsible for all further global development, regulatory and commercialization activities and costs for such drug.

Under the terms of this agreement, we received $31 million in upfront payments. We are eligible to receive milestone payments and license fees from AstraZeneca as programs advance in development. If AstraZeneca successfully develops danvatirsen and another drug under the research program, we could receive license fees and milestone payments of up to more than $450 million, including up to $152 million for the achievement of development milestones and up to $275 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low to mid-teens on sales from any drugs resulting from these programs. From inception through September 2018, we have received $97.8 million in upfront fees, milestone payments, and other payments under this oncology collaboration, not including nearly $30 million in milestone payments we achieved when AstraZeneca advanced two programs in the fourth quarter of 2018. We will achieve the next payment of up to $25.0 million if we advance a drug under our cancer research program with AstraZeneca.

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

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$14.2	$4.8	$86.5	$14.8
Percentage of total revenue	10%	4%	21%	4%

Our condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 included deferred revenue of $44.9 million and $57.7 million, respectively, related to our relationship with AstraZeneca.

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

We are eligible to receive additional milestone payments as each drug advances toward the market. In total over the term of this collaboration, we are eligible to receive up to $385 million in license fees, milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both drugs combined. From inception through September 2018, we have received over $175 million from our Bayer collaboration. We will achieve the next payment of $10 million if a program advances under this collaboration.

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

In February 2017, when we amended our collaboration with Bayer, we identified two new performance obligations, one for the license of IONIS-FXI-LRx and one for R&D services. We determined the transaction price to be the $75 million payment. We allocated $64.9 million to the license of IONIS-FXI-LRx based on its estimated stand-alone selling price and recognized the associated revenue upon our delivery of the license in the first quarter of 2017. We allocated $10.1 million to our R&D services performance obligation based on an estimated stand-alone selling price. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our R&D services performance obligation in May 2019.

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with Bayer (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$1.9	$0.4	$3.3	$66.0
Percentage of total revenue	1%	0%	1%	19%

Our condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 included deferred revenue of $6.0 million and $9.3 million, respectively, related to our relationship with Bayer.

Janssen Biotech, Inc.

In December 2014, we entered into a collaboration agreement with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat autoimmune disorders of the gastrointestinal tract. Janssen has the option to license drugs from us through the designation of a development candidate for up to three programs. Prior to option exercise we are responsible for the discovery activities to identify a development candidate. If Janssen exercises an option for one of the programs, it will be responsible for the global development, regulatory and commercial activities under that program. Under the terms of the agreement, we received $35 million in upfront payments. We are eligible to receive up to more than $800 million in license fees and milestone payments for these programs, including up to $175 million for the achievement of development milestones, up to $440 million for the achievement of regulatory milestones and up to $180 million for the achievement of commercialization milestones. From inception through September 2018, we have received $75 million, including $15 million in license fees when Janssen licensed IONIS-JBI1-2.5Rx and IONIS-JBI2-2.5Rx from us in 2016 and 2017, respectively. We also received $5 million in January 2018 for the initiation of a Phase 1 study of IONIS-JBI1-2.5Rx in late 2017. In addition, we are eligible to receive tiered royalties up to the near teens on sales from any drugs resulting from this collaboration. We will achieve the next payment of $5 million if Janssen continues to advance a target under this collaboration.

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

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with Janssen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$0.9	$3.4	$6.6	$18.1
Percentage of total revenue	1%	3%	2%	5%

We did not have any deferred revenue from our relationship with Janssen at September 30, 2018 or December 31, 2017.

Roche

Huntington's Disease

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

In December 2017, upon completion of the Phase 1/2a study, Roche exercised its option to license IONIS-HTTRx and is now responsible for the global development, regulatory and commercialization activities for IONIS-HTTRx. Under the terms of the agreement, we received an upfront payment of $30 million in April 2013. In December 2016, we updated development activities for IONIS-HTTRx and as a result we were eligible for an additional $3 million payment, which we achieved in 2017. We are eligible to receive up to $365 million in a license fee and milestone payments including up to $70 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of commercialization milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional drug successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on any sales of any product resulting from this alliance. From inception through September 2018, we have received over $110 million in upfront fees, milestone payments and license fees for advancing IONIS-HTTRx, including the $45 million license fee we received in January 2018 for IONIS-HTTRx. We will achieve the next payment of $35 million if Roche initiates a pivotal study for IONIS-HTTRx.

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

We do not have any remaining performance obligations related to IONIS-HTTRx under this collaboration with Roche, however we can still earn additional payments and royalties as Roche advances IONIS-HTTRx.

IONIS-FB-LRx for Complement-Mediated Diseases

In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. The first indication we plan to pursue is the treatment of patients with Geographic Atrophy, or GA, the advanced stage of dry age-related macular degeneration, or AMD. We are responsible for conducting a Phase 2 study in patients with dry AMD. In addition, we are exploring the drug in a severe and rare renal indication. Roche has the option to license IONIS-FB-LRx at the completion of these studies. Upon licensing, Roche will be responsible for all further global development, regulatory and commercialization activities and costs.

Under this new collaboration agreement, we received a $75 million upfront payment in October 2018. We are eligible to receive up to $684 million in development, regulatory and sales milestone payments and license fees. In addition, we are also eligible to receive tiered royalties from the high teens to twenty percent on net sales. We will achieve the next payment of $20 million when we advance the Phase 2 study in patients with dry AMD.

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$1.8	$4.5	$5.4	$5.9
Percentage of total revenue	1%	4%	1%	2%

We did not have any deferred revenue from our relationship with Roche at September 30, 2018 or December 31, 2017.

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

Under our agreement, if GSK successfully develops these drugs and achieves pre-agreed sales targets, we could receive license fees and milestone payments of $262 million, including up to $47.5 million for the achievement of development milestones, up to $120 million for the achievement of regulatory milestones and up to $70 million for the achievement of commercialization milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on sales from any product that GSK successfully commercializes under this alliance. From inception through September 2018, we have received more than $162 million in payments under this alliance with GSK. We will achieve the next payment of up to $25 million if GSK licenses a drug under this program.

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

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with GSK (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$0.1	$4.6	$1.5	$14.4
Percentage of total revenue	0%	4%	0%	4%

Our revenue for the nine months ended September 30, 2017, was from our work on the programs under our collaboration with GSK. We did not have any deferred revenue from our relationship with GSK at September 30, 2018 or December 31, 2017.

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

Akcea received a $75 million upfront payment in the first quarter of 2017, of which it retained $60 million and paid us $15 million as a sublicense fee. If Novartis exercises its option for a drug, Novartis will pay Akcea a license fee equal to $150 million for each drug it licenses. In addition, for AKCEA-APO(a)-LRx, Akcea is eligible to receive up to $600 million in milestone payments, including $25 million for the achievement of a development milestone, up to $290 million for the achievement of regulatory milestones and up to $285 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, Akcea is eligible to receive up to $530 million in milestone payments, including $25 million for the achievement of a development milestone, up to $240 million for the achievement of regulatory milestones and up to $265 million for the achievement of commercialization milestones. Akcea is also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. Akcea will pay 50 percent of these license fees, milestone payments and royalties to us as a sublicense fee. Akcea plans to co-commercialize any licensed drug commercialized by Novartis in selected markets under terms and conditions that we plan to negotiate with Novartis in the future, through its specialized sales force.

In conjunction with this collaboration, we and Akcea entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017. As part of the SPA, Novartis was required to purchase $50 million of Akcea’s common stock at the IPO price or our common stock at a premium if an IPO did not occur by April 2018. Under the SPA, in July 2017, Novartis purchased $50 million of Akcea’s common stock in a separate private placement concurrent with the completion of its IPO at a price per share equal to the IPO price.

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

We are recognizing revenue related to the R&D services for the AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx performance obligations as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy the significant portion of our performance obligation for AKCEA-APO(a)-LRx by December 2018 with the remainder by the end of March 2019. We currently estimate we will satisfy the significant portion of our performance obligation for AKCEA-APOCIII-LRx by June 2019 with the remainder by the end of December 2019. We recognized the amount attributed to the API supply for AKCEA-APO(a)-LRx when we delivered it to Novartis in 2017. We recognized the amount attributed to the API supply for AKCEA-APOCIII-LRx when we delivered it to Novartis in May 2018.

Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations, and we reflect all of Akcea’s revenue in our consolidated results. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue in our Ionis Core operating segment results and Akcea recognizes the fees as R&D expense. In our consolidated results, we eliminate this sublicense revenue and expense. Any cash Akcea receives is included in our consolidated balance sheet.

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$7.2	$9.9	$42.7	$21.7
Percentage of total revenue	5%	8%	10%	6%

Our condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 included deferred revenue of $34.8 million and $70.7 million, respectively, related to our relationship with Novartis.

PTC Therapeutics

In August 2018, Akcea entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America. Under the license agreement, Akcea will receive up to $26 million of payments, including $12 million which it received in the third quarter of 2018, $6 million upon the earlier of FDA or EMA approval of WAYLIVRA and up to $8 million of regulatory milestone payments. Akcea will receive royalties from PTC in the mid-20 percent range on net sales in Latin America for each drug. PTC's obligation to pay Akcea royalties begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC recognizes revenue of at least $10 million in Latin America. These royalties may be reduced upon expiration of certain patents or if a generic competitor negatively impacts PTC’s market share. Consistent with the agreements between Ionis and Akcea, the companies will share all payments, including royalties.

At the commencement of this collaboration, we identified two performance obligations, which were the licenses Akcea granted to PTC to commercialize TEGSEDI and WAYLIVRA in Latin America in the third quarter of 2018. Akcea recognized $12 million in license fee revenue at that time because PTC had full use of both licenses without any continuing involvement from Akcea. Akcea does not have any remaining performance obligations under its collaboration with PTC. Akcea can still earn additional payments and royalties as PTC commercializes the drugs.

Akcea is responsible for the activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations, and we reflect all of Akcea’s revenue in our consolidated results. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue in our Ionis Core operating segment results and Akcea recognizes the fees as SG&A expense. For example, during the third quarter of 2018, we recognized $7.2 million of sublicense revenue in our Ionis Core operating segment results related to our portion of the PTC license fee Akcea paid us. In our consolidated results, we eliminate this sublicense revenue and expense. Any cash Akcea receives is included in our consolidated balance sheet.

During the three and nine months ended September 30, 2018 and 2017, we earned the following revenue from our relationship with PTC (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D revenue	$12.0	$0.0	$12.0	$0.0
Percentage of total revenue	8%	—	3%	—

Our condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 did not include any deferred revenue related to our relationship with PTC.

7.  Segment Information and Concentration of Business Risk

We have two reportable segments Ionis Core and Akcea Therapeutics. At September 30, 2018 we owned approximately 75 percent of Akcea. In October 2018, we received an additional 1.7 million shares of Akcea’s stock when TEGSEDI was approved by the FDA, increasing our ownership percentage to 76 percent. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting our antisense technology to generate a broad pipeline of first-in-class and/or best-in-class drugs for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases.

The following tables show our segment revenue and income (loss) from operations for the three and nine months ended September 30, 2018 and 2017 (in thousands), respectively.

Three Months Ended September 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,010	$—	$—	$70,010
Licensing and other royalty revenue	7,946	12,000	(7,200)	12,746
Total commercial revenue	77,956	12,000	(7,200)	82,756
R&D revenue under collaborative agreements	100,105	7,241	(44,707)	62,639
Total segment revenue	$178,061	$19,241	$(51,907)	$145,395
Total operating expenses	$87,664	$84,249	$(7,946)	$163,967
Income (loss) from operations	$90,397	$(65,008)	$(43,961)	$(18,572)

Three Months Ended September 30, 2017 (as revised)	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$32,890	$—	$—	$32,890
Licensing and other royalty revenue	1,727	—	—	1,727
Total commercial revenue	34,617	—	—	34,617
R&D revenue under collaborative agreements	73,791	9,906	—	83,697
Total segment revenue	$108,408	$9,906	$—	$118,314
Total operating expenses	$81,019	$26,013	$(30)	$107,002
Income (loss) from operations	$27,389	$(16,107)	$30	$11,312

Nine Months Ended September 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$167,743	$—	$—	$167,743
Licensing and other royalty revenue	9,432	12,000	(7,200)	14,232
Total commercial revenue	177,175	12,000	(7,200)	181,975
R&D revenue under collaborative agreements	232,850	42,670	(49,936)	225,584
Total segment revenue	$410,025	$54,670	$(57,136)	$407,559
Total operating expenses	$279,084	$213,428	$(12,796)	$479,716
Income (loss) from operations	$130,941	$(158,758)	$(44,340)	$(72,157)

Nine Months Ended September 30, 2017 (as revised)	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$60,467	$—	$—	$60,467
Licensing and other royalty revenue	5,639	—	—	5,639
Total commercial revenue	66,106	—	—	66,106
R&D revenue under collaborative agreements	312,976	21,712	(54,407)	280,281
Total segment revenue	$379,082	$21,712	$(54,407)	$346,387
Total operating expenses	$242,753	$120,884	$(54,497)	$309,140
Income (loss) from operations	$136,329	$(99,172)	$90	$37,247

The following table shows our total assets by segment at September 30, 2018 and December 31, 2017 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
September 30, 2018	$2,446,425	$379,128	$(577,641)	$2,247,913
December 31, 2017 (as revised)	$1,342,578	$268,804	$(288,608)	$1,322,774

We have historically funded our operations from collaborations with corporate partners and a relatively small number of partners have accounted for a significant percentage of our revenue. Revenue from significant partners, which is defined as ten percent or more of our total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Partner A	72%	74%	58%	57%
Partner B	10%	4%	21%	4%
Partner C	5%	8%	10%	6%
Partner D	8%	0%	3%	0%
Partner E	1%	0%	1%	19%

Contracts receivables from two significant partners comprised approximately 84 percent of our contracts receivables at September 30, 2018 and December 31, 2017.

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

We made significant progress toward this goal with the commercial launch of SPINRAZA for the treatment of SMA in pediatric and adult patients. SMA is a leading genetic cause of death in infants marked by progressive, debilitating muscle weakness. SPINRAZA became the first and only approved drug to treat people with SMA and is now the standard of care for this debilitating disease. Our partner, Biogen, is responsible for global commercial activities. Since regulatory approval in December 2016, we have earned more than $280 million in commercial revenue from SPINRAZA royalties.

TEGSEDI is now approved in the U.S., the EU and Canada and Akcea’s launch activities for TEGSEDI are underway. We believe TEGSEDI has the potential to become the preferred treatment option for many people with hATTR. Our goal is to free these people from the burden of their disease. hATTR is a debilitating, progressive, fatal disease in which patients experience a progressive buildup of amyloid plaque deposits in tissues throughout the body. We licensed TEGSEDI to Akcea, our majority owned affiliate, focused on developing and commercializing drugs to treat patients with rare and serious diseases. By licensing TEGSEDI to Akcea, we believe we will maximize the commercial potential of TEGSEDI, while optimizing our commercial participation. We estimate that there are approximately 50,000 patients globally with hATTR, the majority of which have symptoms of polyneuropathy. Additionally, we and Akcea are continuing to build our TTR franchise by moving AKCEA-TTR-LRx forward rapidly to address the larger patient population, which includes hereditary and wild-type ATTR patients.

We and Akcea are developing WAYLIVRA to treat two severe and rare, genetically defined diseases, familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. FCS and FPL are orphan diseases characterized by severely high triglyceride levels that result in severe, daily symptoms and a high risk of life-threatening pancreatitis. We estimate that FCS and FPL each affect 3,000 to 5,000 people globally. The clinical development program for WAYLIVRA consists of three Phase 3 studies called APPROACH, BROADEN and COMPASS. In the first quarter of 2017, we and Akcea reported positive Phase 3 data from the APPROACH study in patients with FCS. In December 2016, we and Akcea reported positive results from the Phase 3 COMPASS study in patients with triglycerides above 500 mg/dL. Based on the positive data from these Phase 3 studies, Akcea filed for marketing authorization for WAYLIVRA in the U.S., EU and Canada in the third quarter of 2017. We and Akcea are in active discussions with EMA and our review process is ongoing. In May 2018, an FDA advisory committee voted in favor of WAYLIVRA for the treatment of FCS. In August 2018, we received a complete response letter from the FDA regarding the New Drug Application, or NDA, for WAYLIVRA. In November 2018, we received a preliminary notification of a notice of noncompliance withdrawal letter from Health Canada for WAYLIVRA. We and Akcea are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA

In addition to commercializing TEGSEDI and preparing to commercialize WAYLIVRA, Akcea is focused on developing their other clinical-stage drugs: AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these drugs into Akcea allows us to retain substantial value from them and ensures our core focus remains on innovation. As of October 2018, we owned approximately 76 percent of Akcea.

We are addressing a broad spectrum of diseases that affect millions of people, such as cardiovascular disease, clotting disorders, Alzheimer’s and Parkinson’s disease. We also are addressing rare diseases, such as acromegaly, familial amyotrophic lateral sclerosis, beta-thalassemia and Huntington’s disease. We anticipate at least three of our drugs will enter pivotal studies before the end of 2019, representing our next wave of commercial opportunities. These drugs include IONIS-HTTRx, for patients with Huntington’s disease, AKCEA-TTR-LRx, our LICA version of TEGSEDI for patients with all forms of TTR amyloidosis and AKCEA-APO(a)-LRx for patients with high Lp(a) who are at risk for cardiovascular disease. We are also focusing on our Ionis-owned drugs that have the potential to move quickly toward the market, including IONIS-GHR-LRx for patients with acromegaly.

We have established alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our drugs, advancing our technology and preparing to commercialize our products. Our partners bring substantial resources and expertise that augment and build upon our internal capabilities.

One of our partners is Biogen with which we have a strategic partnership. In April 2018, we and Biogen entered into a new strategic collaboration to develop novel antisense drug candidates for a broad range of neurological diseases. We received $1 billion from Biogen, comprised of $625 million to purchase our stock at a 25 percent cash premium and $375 million in an upfront payment. We also have partnerships with AstraZeneca, Bayer, GSK, Janssen, Novartis and Roche. Each of these companies brings significant expertise and global resources to develop and potentially commercialize the drugs under these partnerships. Lastly, we also work with a group of companies that can develop our drugs and utilize our technologies outside our primary areas of focus. We refer to these companies as satellite companies.

Through our partnerships, we have created a broad and sustaining base of research and development, or R&D, revenue in the form of license fees, upfront payments and milestone payments while spending prudently to advance our pipeline and technology. Moreover, we have the potential to earn more than $20 billion in future milestone payments and licensing fees from our current partnerships. In late 2016, we began adding commercial revenue from SPINRAZA royalties to our existing R&D revenue base. Looking forward, we have the potential to increase our commercial revenue from SPINRAZA royalties from the continued growth we expect in the U.S., EU and in other markets globally. As a result of the FDA’s, EMA’s and Health Canada’s approval of TEGSEDI, we expect to add product sales from TEGSEDI to our commercial revenue in the fourth quarter. We will further increase our commercial revenue if TEGSEDI is approved in additional markets and from WAYLIVRA, assuming it is approved. We also have the potential to share in the future commercial success of our inventions and drugs resulting from our partnerships through royalties, which can further increase our commercial revenue.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenue	$145,395	$118,314	$407,559	$346,387
Total operating expenses	$163,967	$107,002	$479,716	$309,140
Income (loss) from operations	$(18,572)	$11,312	$(72,157)	$37,247
Net loss	$(20,365)	$(7,493)	$(87,747)	$(1,616)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(4,559)	$(2,611)	$(46,335)	$3,266

Our revenue for the nine months ended September 30, 2018 was $408 million and increased compared to the same period in 2017, primarily from increased commercial revenue from SPINRAZA royalties. We expect to add product revenue from TEGSEDI this year.

Our operating expenses for the nine months ended September 30, 2018 were $480 million and increased compared to $309 million for the same period in 2017. The increase in operating expenses was primarily due to higher SG&A expenses as we prepared to commercialize TEGSEDI and WAYLIVRA. Our SG&A expenses also increased in the first nine months of 2018 compared to 2017 because of fees we owed under our in-licensing agreements related to SPINRAZA. As sales for SPINRAZA grow, our in-licensing expenses also increase but not at the same rate. We earn tiered royalties on annual SPINRAZA sales and pay nominal fixed third-party royalties that are not tiered. R&D expenses accounted for a smaller portion of the increase in operating expenses. In the fourth quarter of 2018, we expect our operating expenses to continue to increase primarily related to the commercialization of TEGSEDI.

During the first nine months of 2018, we received more than $1.3 billion in payments from our partners, primarily from Biogen for our 2018 strategic neurology collaboration to develop novel antisense drugs for a broad range of neurological diseases.

Recent Events (Q3 2018 and subsequent activities)

Business Highlights

•	SPINRAZA – the first and only approved treatment for people with spinal muscular atrophy
o	SPINRAZA sales continued to grow in the third quarter, both in the U.S. and ex-U.S., with global sales of more than $1 billion for year-to-date 2018, as reported by Biogen
o	Nearly 6,000 SMA patients were on SPINRAZA as of the third quarter
o
In the U.S., the number of adult patients on therapy grew by over 20 percent compared to the second quarter. Adult SMA patients, which represent the largest and most undertreated patient segment, accounted for more than 50 percent of start forms in the third quarter

o	Access outside the U.S. expanded with formal reimbursement in 28 markets and continued revenue growth in the EU, Asia Pacific and Latin America

•	TEGSEDI (inotersen) – launched in multiple markets for the treatment of polyneuropathy of hATTR in adult patients
o	TEGSEDI approved in the U.S., EU and Canada
o	Commercial patients in Germany on TEGSEDI
o	TEGSEDI prescriptions received in the U.S.

•	WAYLIVRA (volanesorsen) – under regulatory review for the treatment of people living with FCS
o	Preparing for launch in the EU following approval
o	Planning to confirm a path forward in the U.S. and Canada

Pipeline and Business Progress

•
We and Akcea reported positive top-line data from a Phase 2 study of AKCEA-APO(a)-LRx in people with high levels of Lp(a) and established cardiovascular disease demonstrating robust target reductions and a favorable safety and tolerability profile

•
We and Roche entered a new collaboration to develop IONIS-FB-LRx for the treatment of people with complement-mediated diseases. We received a $75 million upfront payment and will be eligible for development, regulatory and sales milestone payments and license fees of up to $684 million plus royalties of up to 20 percent on commercial sales

•
Positive Phase 1b/2 data for danvatirsen, in combination with durvalumab was presented at the European Society for Medical Oncology, or ESMO, 2018 Congress, demonstrating a response rate approximately double that of durvalumab alone, based on previous studies in patients with refractory head and neck cancer. We earned a $17.5 million milestone payment because AstraZeneca is advancing the program

•	We completed enrollment in a Phase 2b study of IONIS-FXIRx in patients with end-stage renal disease on dialysis, with data planned for mid-2019
•	We or our partners initiated clinical studies with IONIS-GHR-LRx (Phase 2), IONIS-C9Rx (Phase 1/2), IONIS-FXI-LRx and IONIS-AZ4-2.5-LRx (Phase 1)
•	We earned a $10 million milestone payment from AstraZeneca for advancing an undisclosed oncology program into development
•	We appointed Dr. Michael Hayden and Mr. Peter N. Reikes to our Board of Directors

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

The following tables summarize the adjustments we were required to make to amounts we originally reported in 2017 to adopt Topic 606 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	At December 31, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Current portion of deferred revenue	$106,465	$18,871	$125,336
Long-term portion of deferred revenue	$72,708	$35,318	$108,026
Accumulated deficit	$(1,187,398)	$(53,636)	$(1,241,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	$87,847	$(3,580)	$84,267
Total stockholders’ equity	$418,719	$(53,439)	$365,280

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$32,890	$—	$32,890
Licensing and other royalty revenue	879	848	1,727
Total commercial revenue	33,769	848	34,617
Research and development revenue under collaborative agreements	87,142	(3,445)	83,697
Total revenue	$120,911	$(2,597)	$118,314
Income (loss) from operations	$13,909	$(2,597)	$11,312
Net income (loss)	$(4,896)	$(2,597)	$(7,493)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(976)	$(1,635)	$(2,611)
Net income (loss) per share, basic and diluted	$0.00	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Revenue:
Commercial revenue:
SPINRAZA royalties	$60,467	$—	$60,467
Licensing and other royalty revenue	4,983	656	5,639
Total commercial revenue	65,450	656	66,106
Research and development revenue under collaborative agreements	269,917	10,364	280,281
Total revenue	$335,367	$11,020	$346,387
Income from operations	$26,227	$11,020	$37,247
Net income (loss)	$(12,636)	$11,020	$(1,616)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(8,716)	$11,982	$3,266
Net income (loss) per share, basic	$0.02	$0.11	$0.13
Net income (loss) per share, diluted	$0.02	$0.11	$0.13

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2017
	As Previously Reported under Topic 605	Topic 606 Adjustment	As Revised
Net income (loss)	$(12,636)	$11,020	$(1,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred contract revenue	$42,091	$(11,020)	$31,071
Cash and cash equivalents at beginning of period	$84,685	$—	$84,685
Cash and cash equivalents at end of period	$159,184	$—	$159,184

Under Topic 606, compared to Topic 605, our revenue decreased $2.6 million for the three months ended September 30, 2017, and increased $11.0 million for the nine months ended September 30, 2017. The change in our revenue was primarily due to:

●
A change in how we recognize milestone payments: Topic 606 requires us to amortize more of the milestone payments we achieve, rather than recognizing the milestone payments in full in the period in which we achieved the milestone event as we did under Topic 605. This change resulted in an increase of $0.5 million and $27.9 million for the three and nine months ended September 30, 2017, respectively.

●
A change in how we calculate revenue for payments we are recognizing into revenue over time: Under Topic 605, we amortized payments into revenue evenly over the period of our obligations. When we made a change to our estimated completion period, we recognized that change on a prospective basis. Under Topic 606, we are required to use an input method to determine the amount we amortize each reporting period. Each period, we review our “inputs” such as our level of effort expended, including the time we estimate it will take us to complete the activities, or costs incurred relative to the total expected inputs to satisfy the performance obligation. For certain collaborations, such as Bayer, Janssen and Novartis, the input method resulted in a change to the revenue we had previously recognized using a straight-line amortization method. This change resulted in a decrease of $4.0 million and $17.5 million for the three and nine months ended September 30, 2017, respectively.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We expect to add product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018 as a result of TEGSEDI’s approval in the U.S., EU and Canada. We expect to further increase our commercial revenue if TEGSEDI is approved in additional markets and from WAYLIVRA, assuming it is approved. We will also recognize as commercial revenue future sales milestone payments and royalties we earn under our partnerships.

Research and development revenue under collaborative agreements

We often enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D, services, and manufacturing services.

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Milestone Payments

We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our collaboration agreements. Similarly, we include approval milestone payments in the transaction price once the drug is approved by the applicable regulator. We will recognize sales based milestone payments in the period we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event. For example, in the third quarter of 2018, we earned a $10 million milestone payment when AstraZeneca initiated a Phase 1 study of IONIS-AZ4-2.5-LRx. Our revenue recognition of milestone payments we earn based on our partners’ activities did not change as a result of adopting Topic 606.

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the third quarter of 2018, we earned a $12 million license fee when our majority-owned affiliate, Akcea, entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America. Our recognition of license fees did not change as a result of adopting Topic 606.

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

For example, in the second quarter of 2018, we entered into two separate agreements with Biogen at the same time: a new strategic neurology collaboration agreement and a SPA. We evaluated the Biogen agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. Refer to Note 6, Collaborative Arrangements and Licensing Agreements for further discussion of the accounting treatment for the 2018 strategic neurology collaboration with Biogen.

Results of Operations

Revenue

Whenever we refer to prior period results, they reflect the impact of Topic 606, which we adopted in the first quarter of 2018.

Total revenue for the three and nine months ended September 30, 2018 was $145.4 million and $407.6 million, respectively, compared to $118.3 million and $346.4 million for the same periods in 2017 and was comprised of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:		(as revised)		(as revised)
Commercial revenue:
SPINRAZA royalties	$70,010	$32,890	$167,743	$60,467
Licensing and other royalty revenue	12,746	1,727	14,232	5,639
Total commercial revenue	82,756	34,617	181,975	66,106
R&D revenue:
Amortization from upfront payments	31,066	22,892	92,185	70,145
Milestone payments	26,194	56,409	44,583	135,129
License fees	1,649	424	64,227	64,942
Other services	3,730	3,972	24,589	10,065
Total R&D revenue	62,639	83,697	225,584	280,281
Total revenue	$145,395	$118,314	$407,559	$346,387

The increase in revenue in the first nine months of 2018 compared to the same period in 2017 was primarily due to increasing commercial revenue from SPINRAZA royalties, which increased over 175 percent. Our R&D revenue for the first nine months of 2018 was significant and demonstrates our ability to generate sustainable revenue from our numerous partnerships.

R&D revenue from the amortization of upfront payments increased $22.0 million in the first nine months of 2018, compared to the same period in 2017, primarily due to our 2018 strategic neurology collaboration with Biogen which started in the second quarter of 2018. In the fourth quarter of 2018, we will add amortization revenue from our new collaboration with Roche to develop IONIS-FB-LRx.

Our 2018 R&D revenue from milestone payments was bolstered by two $10 million milestone payments in the third quarter, one from Biogen and one from AstraZeneca. In the same period of 2017, R&D revenue from milestone payments included $90 million of milestone payments from Biogen for SPINRAZA approval in the EU and Japan. Already in the fourth quarter of 2018, we have earned nearly $30 million in milestone payments from AstraZeneca.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2018 were $164.0 million and $479.7 million, respectively, and increased compared to $107.0 million and $309.1 million for the same periods in 2017. Our operating expenses increased year over year principally due to higher SG&A expenses as we prepared to commercialize TEGSEDI and WAYLIVRA. Our SG&A expenses also increased year over year because of fees we owed under our in-licensing agreements related to SPINRAZA. As sales for SPINRAZA grow, our in-licensing expenses also increase but not at the same rate. We earn tiered royalties on annual SPINRAZA sales and pay nominal fixed third-party royalties that are not tiered. R&D expenses accounted for a smaller portion of the increase in operating expenses. R&D expenses for the first nine months of 2018 increased, compared to the same period in 2017 primarily due to increases in drug development costs related to several drugs including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, as we, with Akcea, advanced these programs in development. These increases reflect the investment we are making in advancing and expanding our pipeline. In the fourth quarter of 2018, we expect our operating expenses to continue to increase primarily related to the commercialization of TEGSEDI.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$65,512	$64,239	$213,114	$190,924
Akcea Therapeutics	71,518	21,321	182,188	109,071
Elimination of intercompany activity	(7,946)	(30)	(12,796)	(54,497)
Subtotal	129,084	85,530	382,506	245,498
Non-cash compensation expense related to equity awards	34,883	21,472	97,210	63,642
Total operating expenses	$163,967	$107,002	$479,716	$309,140

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

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research, development and patent expenses	$76,475	$64,033	$243,455	$197,915
Non-cash compensation expense related to equity awards	18,780	16,181	57,698	48,443
Total research, development and patent expenses	$95,255	$80,214	$301,153	$246,358

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$49,452	$48,776	$158,860	$157,363
Akcea Therapeutics	27,068	15,287	89,940	95,049
Elimination of intercompany activity	(45)	(30)	(5,345)	(54,497)
Subtotal	76,475	64,033	243,455	197,915
Non-cash compensation expense related to equity awards	18,780	16,181	57,698	48,443
Total research, development and patent expenses	$95,255	$80,214	$301,153	$246,358

For the three and nine months ended September 30, 2018, our total research, development and patent expenses were $76.5 million and $243.5 million, respectively, and increased compared to $64.0 million and $197.9 million for the same periods in 2017. The increase in our R&D expenses for the first nine months of 2018, compared to the same period in 2017 was driven primarily by increases in drug development costs related to several drugs including AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, as we, with Akcea, advanced these programs in development. All amounts exclude non-cash compensation expense related to equity awards.

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

The following table sets forth information on antisense drug discovery expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$14,475	$14,071	$41,970	$39,831
Non-cash compensation expense related to equity awards	4,379	3,935	13,204	11,644
Total antisense drug discovery expenses	$18,854	$18,006	$55,174	$51,475

Antisense drug discovery expenses for the three and nine months ended September 30, 2018 were $14.5 million and $42.0 million, respectively, compared to $14.1 million and $39.8 million for the same periods in 2017. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth research and development expenses for our major antisense drug development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SPINRAZA	$—	$—	$—	$10,561
WAYLIVRA	3,469	4,401	15,919	14,603
TEGSEDI	3,373	4,230	14,404	16,340
Other antisense development projects	21,413	11,183	62,580	32,852
Development overhead expenses	17,648	13,796	55,286	36,635
Total antisense drug development, excluding non-cash compensation expense related to equity awards	45,903	33,610	148,189	110,991
Non-cash compensation expense related to equity awards	8,434	6,968	25,922	20,980
Total antisense drug development expenses	$54,337	$40,578	$174,111	$131,971

Antisense drug development expenses were $45.9 million and $148.2 million for the three and nine months ended September 30, 2018, respectively, and increased compared to $33.6 million and $111.0 million for the same periods in 2017. During the first nine months of 2018, our development expenses for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx increased compared to the same period in 2017. We completed enrollment of the Phase 2 clinical study of AKCEA-APO(a)-LRx during the first quarter of 2018 and reported positive Phase 2 data in the third quarter of 2018. We also initiated a Phase 2 clinical study of AKCEA-APOCIII-LRx in patients with hypertriglyceridemia and established cardiovascular disease in the first quarter of 2018. Slightly offsetting these increases were decreased expenses for SPINRAZA and TEGSEDI. Specifically, we have transitioned all further development of SPINRAZA to Biogen and we completed our Phase 3 TEGSEDI trial in patients with hATTR with polyneuropathy in 2017. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$20,821	$20,521	$71,767	$74,655
Akcea Therapeutics	25,082	13,089	76,422	84,730
Elimination of intercompany activity	—	—	—	(48,394)
Subtotal	45,903	33,610	148,189	110,991
Non-cash compensation expense related to equity awards	8,434	6,968	25,922	20,980
Total antisense drug development expenses	$54,337	$40,578	$174,111	$131,971

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$8,085	$9,167	$30,083	$26,260
Non-cash compensation expense related to equity awards	2,236	1,693	7,024	5,143
Total manufacturing and operations expenses	$10,321	$10,860	$37,107	$31,403

Manufacturing and operations expenses were $8.1 million and $30.1 million for the three and nine months ended September 30, 2018, respectively, compared to $9.2 million and $26.3 million for the same periods in 2017. Manufacturing and operations expenses increased for the first nine months of 2018. Since accounting rules require us to expense launch supplies prior to obtaining approval, the increase in manufacturing expenses was primarily from the manufacturing of commercial supply of TEGSEDI, prior to its approval in the EU in July 2018. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$6,931	$7,743	$24,659	$23,575
Akcea Therapeutics	1,154	1,424	10,653	8,698
Elimination of intercompany activity	—	—	(5,229)	(6,013)
Subtotal	8,085	9,167	30,083	26,260
Non-cash compensation expense related to equity awards	2,236	1,693	7,024	5,143
Total manufacturing and operations expenses	$10,321	$10,860	$37,107	$31,403

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Personnel costs	$3,259	$2,608	$9,456	$8,174
Occupancy	2,379	2,132	6,281	6,086
Patent expenses	513	465	1,745	1,459
Depreciation and amortization	115	51	315	175
Insurance	364	480	1,991	1,153
Other	1,382	1,449	3,425	3,786
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	8,012	7,185	23,213	20,833
Non-cash compensation expense related to equity awards	3,731	3,585	11,548	10,676
Total R&D support expenses	$11,743	$10,770	$34,761	$31,509

R&D support expenses for the three and nine months ended September 30, 2018 were $8.0 million and $23.2 million, respectively, and were slightly higher compared to $7.2 million and $20.8 million for the same periods in 2017. R&D support expenses increased slightly primarily related to costs associated with the expansion of our business. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$7,225	$6,441	$20,464	$19,303
Akcea Therapeutics	832	774	2,865	1,620
Elimination of intercompany activity	(45)	(30)	(116)	(90)
Subtotal	8,012	7,185	23,213	20,833
Non-cash compensation expense related to equity awards	3,731	3,585	11,548	10,676
Total R&D support expenses	$11,743	$10,770	$34,761	$31,509

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$52,609	$21,497	$139,051	$47,583
Non-cash compensation expense related to equity awards	16,103	5,291	39,512	15,199
Total selling, general and administrative expenses	$68,712	$26,788	$178,563	$62,782

Selling, general and administrative expenses were $52.6 million and $139.1 million for the three and nine months ended September 30, 2018, respectively, and increased compared to $21.5 million and $47.6 million for the same periods in 2017. The increase in SG&A expenses was principally due to the cost of preparing to commercialize TEGSEDI and WAYLIVRA, and an increase in the fees we owed under our in-licensing agreements related to SPINRAZA. We project our expenses will increase as we launch TEGSEDI and continue to prepare to launch WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ionis Core	$16,060	$15,463	$54,254	$33,561
Akcea Therapeutics	44,450	6,034	92,248	14,022
Elimination of intercompany activity	(7,901)	—	(7,451)	—
Subtotal	52,609	21,497	139,051	—
Non-cash compensation expense related to equity awards	16,103	5,291	39,512	15,199
Total selling, general and administrative expenses	$68,712	$26,788	$178,563	$62,782

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Development and patent expenses	$27,068	$15,287	$89,940	$95,049
Selling, general and administrative expenses	44,450	6,034	92,248	14,022
Total operating expenses, excluding non-cash compensation expense related to equity awards	71,518	21,321	182,188	109,071
Non-cash compensation expense related to equity awards	12,731	4,692	31,240	11,814
Total Akcea Therapeutics operating expenses	$84,249	$26,013	$213,428	$120,885

Operating expenses for Akcea were $71.5 million and $182.2 million for the three and nine months ended September 30, 2018, respectively, and increased compared to $21.3 million and $109.1 million for the same periods in 2017.

In the first nine months of 2017, $48.4 million of development and patent expenses was for one-time sublicensing expenses related to the Novartis collaboration recorded in the first quarter of 2017. $33.4 million of these expenses were non-cash and the remaining $15 million was paid to us. Excluding the $48.4 million of one-time expenses, Akcea’s development and patent expenses increased $43.3 million in the nine months of 2018 compared to the same period in 2017 as Akcea made investments in advancing its pipeline, including AKCEA-APO(a)-LRx, and AKCEA-APOCIII-LRx.

For each period presented, we allocated a portion of Ionis’ R&D support expenses, which are included in development and patent expenses in the table above, to Akcea for work we performed on behalf of Akcea.

Akcea’s SG&A expenses increased in the first nine months of 2018 compared to the same period in 2017, primarily due to Akcea continuing to build its commercial infrastructure and advance the pre-commercialization activities necessary to successfully launch TEGSEDI and WAYLIVRA. For each period presented, we allocated a portion of Ionis' G&A expenses, which were included in Akcea’s G&A expenses in the table above, to Akcea for work we performed on Akcea’s behalf.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2018 was $10.0 million and $18.7 million, respectively, compared to $2.8 million and $7.5 million for the same periods in 2017. The increase in investment income was primarily due to our significantly higher average cash balance and an improvement in the market conditions during the first nine months of 2018 compared to the same period in 2017.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018 was $11.3 million and $33.3 million, respectively, compared to $10.8 million and $34.0 million for the same periods in 2017.

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

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$8,856	$8,208	$26,072	$24,165
Interest expense payable in cash	1,714	1,714	5,141	5,373
Non-cash interest expense for long-term financing liability	—	308	—	3,660
Interest on mortgage for primary R&D and manufacturing facilities	607	505	1,802	505
Other	105	90	317	263
Total interest expense	$11,282	$10,825	$33,332	$33,966

Net Loss

We had a net loss of $20.4 million and $87.7 million for the three and nine months ended September 30, 2018, respectively, compared to $7.5 million and $1.6 million for the same periods in 2017. In 2018, the increase in our net loss was primarily due to increased operating expenses as we prepared to commercialize TEGSEDI and WAYLIVRA.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s initial public offering, or IPO, in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second and third quarters of 2018 we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. We reflected the increase in our ownership in these financial statements. Our noncontrolling interest in Akcea for the three and nine months ended September 30, 2018 was $15.8 million and $41.4 million, respectively, compared to $4.9 million for each of the same periods in 2017. We also have a corresponding account on our consolidated balance sheet called “Noncontrolling interest in Akcea Therapeutics, Inc.” The net loss attributable to noncontrolling interest in Akcea increased during the first nine months of 2018 because we owned between approximately 68 percent and 75 percent during the entire period, compared to the first nine months of 2017 when we owned 100 percent of Akcea until its IPO in July 2017. Akcea’s increased net loss also contributed to the year-over-year increase in net loss attributable to noncontrolling interest.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $4.6 million for the three months ended September 30, 2018, compared to $2.6 million for the same period in 2017. For the nine months ended September 30, 2018 we reported a net loss attributable to our common stockholders of $46.3 million, compared to net income attributable to our common stockholders of $3.3 million for the same period in 2017.

For the three months ended September 30, 2018, basic and diluted net loss per share were $0.03, compared to $0.02 for the same period in 2017. For the nine months ended September 30, 2018, basic and diluted net loss per share were $0.33, compared to basic and diluted net income per share of $0.51 and $0.13 for the same periods in 2017, respectively.

Liquidity and Capital Resources

We have financed our operations with revenue primarily from research and development collaborative agreements. Beginning in December 2016 we added commercial revenue from SPINRAZA royalties. From our inception through September 30, 2018, we have earned approximately $3.0 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through September 30, 2018, we have raised net proceeds of approximately $1.7 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At September 30, 2018, we had cash, cash equivalents and short-term investments of $2.0 billion and stockholders’ equity of $840.1 million. In comparison, we had cash, cash equivalents and short-term investments of $1.0 billion and stockholders’ equity of $365.3 million at December 31, 2017. Our cash, cash equivalents and short-term investments increased in the first nine months of 2018 primarily from the $1 billion payment we received from Biogen for our 2018 strategic neurology collaboration.

At September 30, 2018, we had consolidated working capital of $1.8 billion compared to $925.1 million at December 31, 2017. As of September 30, 2018, our debt and other obligations totaled $764.9 million compared to $759.7 million at December 31, 2017.

The following table summarizes our contractual obligations as of September 30, 2018. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$709.4	$6.9	$13.7	$688.8	$—
Building mortgage payments	$81.4	$2.4	$4.8	$5.9	$68.3
Financing arrangements (principal and interest payable)	$12.8	$12.8	$—	$—	$—
Other obligations (principal and interest payable)	$1.1	$0.1	$0.1	$0.1	$0.8
Operating leases	$26.6	$3.1	$5.9	$5.2	$12.4
Total	$831.3	$25.3	$24.5	$700.0	$81.5

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At September 30, 2018, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At September 30, 2018, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of September 30, 2018 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2018 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2018.

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

Gilead Litigation

In August 2013, Gilead Sciences Inc. filed a suit in the United States District Court of Northern District of California related to United States Patent Nos. 7,105,499 and 8,481,712, which are jointly owned by Merck Sharp & Dohme Corp. and Ionis Pharmaceuticals, Inc. In the suit Gilead asked the court to determine that Gilead's activities do not infringe any valid claim of the named patents and that the patents are not valid. We and Merck Sharp & Dohme Corp. filed our answer denying Gilead's noninfringement and invalidity contentions, contending that Gilead's commercial sale and offer for sale of sofosbuvir prior to the expiration of the '499 and '712 patents infringes those patents, and requesting monetary damages to compensate for such infringement. In the trial for this case held in March 2016, the jury upheld all ten of the asserted claims of the patents-in-suit. The jury then decided that we and Merck are entitled to four percent of $5 billion in past sales of sofosbuvir. Gilead stated it would appeal the jury’s finding of validity. In the meantime, Gilead asserted two additional non-jury defenses: waiver and unclean hands. Although the judge rejected the waiver defense, she granted Gilead’s motion claiming that the patents are unenforceable against it under the doctrine of unclean hands. We believe this ruling is contrary to the relevant law and the facts of the case. Accordingly, in July 2016, together with Merck we appealed the decision to the Court of Appeals for the Federal Circuit. Gilead cross-appealed on the issue of validity. In April 2018, the Court of Appeals issued its ruling affirming the District Court’s finding of unenforceability based on unclean hands. Having upheld the ruling that the patents are unenforceable against Gilead, the court did not reach the question of validity. In September 2018, we requested a hearing before the Supreme Court. In that request, we asserted that it was improper for the trial court to overturn the jury verdict on a matter of law on the basis of the equitable defense of unclean hands. Gilead will file its reply brief in the fourth quarter of 2018 and we expect to be notified in 2019 whether the Court will hear our case. Under our agreement with Merck, Merck is responsible for the costs of this suit.

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

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI has a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, in the clinical studies with WAYLIVRA, declines in platelet counts were observed in many patients and some patients discontinued the studies because of platelet declines. Therefore, we expect the product label for WAYLIVRA will require periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we and Akcea can better maintain patients on TEGSEDI and WAYLIVRA through patient-centric commercial approaches where we and Akcea plan to have greater involvement with physicians and patients, if we and Akcea cannot effectively maintain patients on TEGSEDI or WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, AVXS-101, RG7916, and LMI070 could compete with SPINRAZA and metreleptin and Gemcabene could compete with WAYLIVRA; patisiran, tafamadis, diflunisal, tolcapone, PRX004 and ALN-TTRsc02 could compete with TEGSEDI. For example, patisiran is approved in the United States and Europe for a similar indication as TEGSEDI.

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

The FDA and foreign regulatory authorities have the authority to impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

●	In the United States, TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,
●	TEGSEDI requires periodic blood and urine monitoring, and
●	in the United States TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program.

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

To successfully commercialize TEGSEDI Akcea must successfully manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize TEGSEDI in the initial indications Akcea plans to pursue, Akcea will need to optimize and maintain a specialty sales force in each global region it expects to market TEGSEDI, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. Akcea may seek to further penetrate markets by expanding its sales force or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

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

Akcea has incurred expenses prior to the launch of TEGSEDI to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercial launch of TEGSEDI to be less successful than expected, Akcea would incur expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI. Akcea’s sales force and marketing teams may not successfully commercialize TEGSEDI.

To the extent we and Akcea decide to rely on third parties to commercialize TEGSEDI in a particular geographic market, such as the collaboration Akcea has with PTC Therapeutics to commercialize TEGSEDI in Latin America, we and Akcea may receive less revenue than if Akcea commercialized TEGSEDI by itself. Further we would have less control over the sales efforts of any other third parties involved in commercializing TEGSEDI.

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

If we or our partners fail to obtain regulatory approval for our drugs, including WAYLIVRA, and additional approvals for SPINRAZA and TEGSEDI, we or our partners cannot sell them in the applicable markets.*

We cannot guarantee that any of our drugs, including WAYLIVRA, will be considered safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that SPINRAZA and TEGSEDI will be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our drugs before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our drugs. It is possible that regulatory agencies will not approve our drugs including, WAYLIVRA for marketing or additional marketing authorizations for SPINRAZA or TEGSEDI. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, the agency will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the drug. For example, Akcea received a complete response letter, or CRL, from the FDA and a preliminary notification of a notice of noncompliance withdrawal letter from Health Canada for WAYLIVRA. As result, Akcea may need to submit additional data to the FDA and Health Canada or conduct additional clinical studies before obtaining marketing authorization, which would be expensive and cause delays. The regulatory authorities in Europe could have a similar response to the marketing authorization application pending in Europe.

Failure to receive marketing authorization for WAYLIVRA or our other drugs, or failure to receive additional marketing authorizations for SPINRAZA or TEGSEDI, or delays in these authorizations could prevent or delay commercial introduction of the drug, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In addition, our current drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, are chemically similar to each other. As a result, a safety observation we encounter with one of our drugs could have, or be perceived by a regulatory authority to have, an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS, an ongoing open label extension study of TEGSEDI and expanded access programs for each drug. Adverse events or results from these studies could negatively impact our current or planned marketing approval applications for WAYLIVRA in patients with FCS or the commercial opportunity for each product.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2018, we had an accumulated deficit of approximately $1.3 billion and stockholders’ equity of approximately $840.1 million. Most of the losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We may incur additional operating losses over the next several years, and these losses may increase if we cannot increase or sustain revenue. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our drugs are undergoing clinical studies or are in the early stages of research and development. All of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2018, we had cash, cash equivalents and short-term investments equal to approximately $2.0 billion. If we do not meet our goals to successfully commercialize our drugs, including SPINRAZA, WAYLIVRA and TEGSEDI, or to license our drugs and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization for SPINRAZA and TEGSEDI;
●	marketing approvals for WAYLIVRA;
●	the profile and launch timing of our drugs, including WAYLIVRA and TEGSEDI;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations; and
●	competing technological and market developments, including the introduction by others of new therapies that address our markets.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2018, the market price of our common stock ranged from $39.07 to $65.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors' reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our drugs and general market conditions.

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

10.1
Second Amendment to Research Collaboration, Option and License Agreement of December 22, 2014, by and between Ionis Pharmaceuticals, Inc. and Janssen Biotech Inc. Portions of this exhibit have been omitted and separately filed with the SEC.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 6, 2018

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 6, 2018