Form 10-Q
period 2019-03-31
IONIS PHARMACEUTICALS INC
filed 2019-05-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19125

Ionis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-0336973
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2855 Gazelle Court, Carlsbad, CA	92010
(Address of Principal Executive Offices)	(Zip Code)

760-931-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered	Trading symbol
Common Stock, $.001 Par Value	The Nasdaq Stock Market, LLC	“IONS”

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes No

The number of shares of voting common stock outstanding as of May 2, 2019 was 140,322,994.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Overview	25

	Results of Operations	27

	Liquidity and Capital Resources	33

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4:	Controls and Procedures	35

PART II	OTHER INFORMATION	35

ITEM 1:	Legal Proceedings	35
ITEM 1A:	Risk Factors	35
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3:	Default upon Senior Securities	44

ITEM 4:	Mine Safety Disclosures	39

ITEM 5:	Other Information	44

ITEM 6:	Exhibits	44

SIGNATURES		46

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$375,811	$278,820
Short-term investments	1,877,943	1,805,252
Contracts receivable	10,452	12,759
Inventories	11,057	8,582
Other current assets	98,686	102,473
Total current assets	2,373,949	2,207,886
Property, plant and equipment, net	133,519	132,160
Patents, net	25,220	24,032
Long-term deferred tax assets	277,247	290,796
Deposits and other assets	25,954	12,910
Total assets	$2,835,889	$2,667,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,332	$28,660
Accrued compensation	16,264	29,268
Accrued liabilities	45,130	47,503
Income taxes payable	18,401	858
Current portion of long-term obligations	14,500	13,749
Current portion of deferred contract revenue	144,846	160,256
Total current liabilities	252,473	280,294
Long-term deferred contract revenue	542,416	567,359
1 percent convertible senior notes	577,415	568,215
Long-term obligations, less current portion	16,305	4,914
Long-term mortgage debt	59,860	59,842
Total liabilities	1,448,469	1,480,624
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 139,623,937 and 137,928,828 shares issued and outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	140	138
Additional paid-in capital	2,117,969	2,047,250
Accumulated other comprehensive loss	(27,608)	(32,016)
Accumulated deficit	(882,850)	(967,293)
Total Ionis stockholders’ equity	1,207,651	1,048,079
Noncontrolling interest in Akcea Therapeutics, Inc.	179,769	139,081
Total stockholders’ equity	1,387,420	1,187,160
Total liabilities and stockholders’ equity	$2,835,889	$2,667,784

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$59,711	$41,081
TEGSEDI product sales, net	6,754	—
Licensing and other royalty revenue	1,623	942
Total commercial revenue	68,088	42,023
Research and development revenue under collaborative agreements	229,126	102,396
Total revenue	297,214	144,419

Expenses:
Cost of products sold	1,041	—
Research, development and patent	106,417	104,067
Selling, general and administrative	68,221	43,653
Total operating expenses	175,679	147,720

Income (loss) from operations	121,535	(3,301)

Other income (expense):
Investment income	12,142	3,610
Interest expense	(11,599)	(10,938)
Other expenses	(147)	(168)

Income (loss) before income tax expense	121,931	(10,797)

Income tax expense	(31,047)	(15)

Net income (loss)	90,884	(10,812)

Net (income) loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	(6,441)	9,392

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$84,443	$(1,420)

Basic net income (loss) per share	$0.63	$(0.01)
Shares used in computing basic net income (loss) per share	138,582	125,330
Diluted net income (loss) per share	$0.62	$(0.01)
Shares used in computing diluted net income (loss) per share	141,537	125,330

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$90,884	$(10,812)
Unrealized gains (losses) on debt securities, net of tax	4,324	(1,530)
Currency translation adjustment	84	55

Comprehensive income (loss)	95,292	(12,287)

Comprehensive (income) loss attributable to noncontrolling interests	6,442	(9,399)

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$88,850	$(2,888)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2019
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Capital	Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2017	124,976	$125	$1,553,681	$(31,759)	$(1,241,034)	$281,013	$84,267	$365,280
Net loss	—	—	—	—	(1,420)	(1,420)	—	(1,420)
Change in unrealized gains (losses), net of tax	—	—	—	(1,530)	—	(1,530)	—	(1,530)
Foreign currency translation	—	—	—	55	—	55	—	55
Issuance of common stock in connection with employee stock plans	473	—	5,664	—	—	5,664	—	5,664
Stock-based compensation expense	—	—	28,451	—	—	28,451	—	28,451
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(10,842)	—	—	(10,842)	1,443	(9,399)
Balance at March 31, 2018	125,449	$125	$1,576,954	$(33,234)	$(1,242,454)	$301,391	$85,710	$387,101

Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income	—	—	—	—	84,443	84,443	—	84,443
Change in unrealized gains (losses), net of tax	—	—	—	4,324	—	4,324	—	4,324
Foreign currency translation	—	—	—	84	—	84	—	84
Issuance of common stock in connection with employee stock plans	1,825	2	67,057	—	—	67,059	—	67,059
Stock-based compensation expense	—	—	45,505	—	—	45,505	—	45,505
Payments of tax withholdings related to vesting of employee stock awards	(130)	—	(7,597)	—	—	(7,597)	—	(7,597)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(34,246)	—	—	(34,246)	40,688	6,442
Balance at March 31, 2019	139,624	$140	$2,117,969	$(27,608)	$(882,850)	$1,207,651	$179,769	$1,387,420

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$90,884	$(10,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,073	2,363
Amortization of patents	470	443
Amortization of premium on investments, net	(2,433)	1,192
Amortization of debt issuance costs	474	441
Amortization of convertible senior notes discount	8,726	8,083
Stock-based compensation expense	45,505	28,451
Non-cash losses related to patents, licensing and property, plant and equipment	14	175
Provision for deferred income taxes	13,549	—
Changes in operating assets and liabilities:
Contracts receivable	4,908	26,097
Inventories	(2,475)	922
Other current and long-term assets	1,802	11,422
Accounts payable	(17,191)	(13,144)
Accrued compensation	(13,004)	(12,985)
Accrued liabilities and deferred rent	13,756	(1,695)
Deferred contract revenue	(40,353)	(27,788)
Net cash provided by operating activities	107,705	13,165

Investing activities:
Purchases of short-term investments	(492,781)	(91,157)
Proceeds from the sale of short-term investments	426,868	173,724
Purchases of property, plant and equipment	(3,229)	(2,343)
Acquisition of licenses and other assets, net	(1,032)	(738)
Net cash provided by (used in) investing activities	(70,174)	79,486

Financing activities:
Proceeds from equity awards	67,057	5,675
Payments of tax withholdings related to vesting of employee stock awards	(7,597)	—
Offering costs paid	—	(451)
Net cash provided by financing activities	59,460	5,224

Net increase in cash and cash equivalents	96,991	97,875
Cash and cash equivalents at beginning of period	278,820	129,630
Cash and cash equivalents at end of period	$375,811	$227,505

Supplemental disclosures of cash flow information:
Interest paid	$667	$644

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$13,557	$—
Amounts accrued for capital and patent expenditures	$1,864	$2,091

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 on the same basis as the audited financial statements for the year ended December 31, 2018. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, and therefore, beginning in July 2017, we no longer owned 100 percent of Akcea. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx, increasing our ownership to approximately 76 percent at March 31, 2019. We reflected the increase in our ownership in these financial statements. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

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

Commercial Revenue: TEGSEDI Product Sales, net

We added product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018. In the U.S., TEGSEDI is distributed through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to TEGSEDI. The 3PL is our sole customer in the U.S. The 3PL then distributes TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distribute TEGSEDI to health care providers and patients. In Germany, TEGSEDI is distributed through a non-exclusive distribution model with a 3PL that takes title to TEGSEDI. The 3PL is our sole customer in Germany. The 3PL in Germany then distributes TEGSEDI to hospitals and pharmacies.

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

We provide details about our collaboration agreements in Note 7, Collaborative Arrangements and Licensing Agreements, in our Annual Report on Form 10-K for the year ended December 31, 2018. Under each collaboration note we discuss our specific revenue recognition conclusions, including our significant performance obligations under each collaboration.

Steps to Recognize Revenue

We use a five-step process to determine the amount of revenue we should recognize and when we should recognize it. The five step process is as follows:

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

We then determine the transaction price by reviewing the amount of consideration we are eligible to earn under the collaboration agreement, including any variable consideration. Under our collaboration agreements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential milestone payments, license fees and royalties. At the start of an agreement, our transaction price usually consists of only the upfront payment. We do not typically include any payments we may receive in the future in our initial transaction price because the payments are not probable and are contingent on certain events. We reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price.

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and are usually based on scientific progress. For example, in the first quarter of 2019, we earned $35 million in milestone payments from Roche when it dosed the first patient in the Phase 3 study of IONIS-HTTRx (RG6042) because we do not have any performance obligations related to these milestone payments as Roche is conducting the Phase 3 study of IONIS-HTTRx. At December 31, 2018, we determined it was not probable that we could earn these milestone payments. As such, we did not recognize any revenue associated with the milestone payments in 2018.

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

Commercial Revenue: TEGSEDI Product Sales, net

We recognize TEGSEDI product sales in the period when our customer obtains control of TEGSEDI, which occurs at a point in time upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Otherwise payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We exclude from revenues, taxes collected from customers relating to product sales and remitted to governmental authorities.

Reserves for TEGSEDI Product Sales

We record TEGSEDI product sales at our net sales price, or transaction price. We include in our transaction price estimated reserves for discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that we offer within contracts between us and our customers, wholesalers, health care providers and other indirect customers. We estimate our reserves using the amounts we have earned or what we can claim on the associated sales. We classify our reserves as reductions of accounts receivable when the amount is payable to our customer or a current liability when the amount is payable to a party other than our customer in our condensed consolidated balance sheet. In certain cases, our estimates include a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflect our best estimates under the terms of our respective contracts. When calculating our reserves and related product sales, we only recognize amounts to the extent that we consider it probable that we would not have to reverse in a future period a significant amount of the cumulative sales we previously recognized. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net TEGSEDI product sales in the respective period.

The following are the components of variable consideration related to TEGSEDI product sales:

Chargebacks: In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what it pays for the product and the selling price to the qualified healthcare providers. We record reserves for these chargebacks related to TEGSEDI product sales to our U.S. customer during the reporting period. We also estimate the amount of product remaining in the distribution channel at the end of the reporting period that we expect our customer to sell to healthcare providers in future periods.

Government rebates: We are subject to discount obligations under government programs, including Medicaid programs and Medicare in the U.S. and we record reserves for government rebates based on statutory discount rates and estimated utilization. We estimate Medicaid and Medicare rebates based on a range of possible outcomes that are probability-weighted for the estimated payer mix. We record these reserves as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our TEGSEDI product sales in the same period we recognize the related sale. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

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

Product Returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the TEGSEDI’s expiration date. We estimate the amount of TEGSEDI product sales that our customer may return. We record our return estimate as an accrued refund liability on our condensed consolidated balance sheet with a corresponding offset reducing our TEGSEDI product sales, in the same period we recognize the related sale. Based on our distribution model for TEGSEDI, contractual inventory limits with our customer and wholesalers and the price of TEGSEDI, we believe we will have minimal returns. Our customer in Germany only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI, as such we do not estimate returns in Germany.

Other incentives: In the U.S., we estimate reserves for other incentives including co-payment assistance we provide to patients with commercial insurance who have coverage and reside in states that allow co-payment assistance. We record a reserve for the amount we estimate we will pay for co-payment assistance. We base our reserve on the number of estimated claims and our estimate of the cost per claim related to TEGSEDI product sales that we have recognized as revenue. We record our other incentive reserve estimates as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our TEGSEDI product sales, in the same period we recognize the related sale.

Research and development revenue under collaboration agreements:

Upfront Payments

When we enter into a collaboration agreement with an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases, we received a $75 million upfront payment in the fourth quarter of 2018. We allocated the upfront payment to our single performance obligation, R&D services. We are amortizing the $75 million upfront payment using an input method over the estimated period of time we are providing R&D services.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the first quarter of 2019, we recognized $35 million in milestone payments when Roche dosed the first patient in a Phase 3 study for IONIS-HTTRx. We concluded that the milestone payments were not related to our R&D services performance obligation. Therefore, we recognized these milestone payments in full in the first quarter of 2019.

License Fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the first quarter of 2019, we earned a $150 million license fee when Novartis licensed AKCEA-APO(a)-LRx from us.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 7, Collaborative Arrangements and Licensing Agreements, for further discussion of our accounting treatment for our Bayer collaboration.

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

Contracts Receivable

Our contracts receivable balance represents the amounts we have billed our partners or customers and that are due to us unconditionally for goods we have delivered or services we have performed. When we bill our partners or customers with payment terms based on the passage of time, we consider the contract receivable to be unconditional. We typically receive payment within one quarter of billing our partner or customer.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2019 and 2018, we recognized $40.3 million and $34.9 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Products Sold

Our cost of products sold includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of TEGSEDI. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of products sold. Prior to obtaining regulatory approval in July 2018, we expensed a significant portion of the costs we incurred to produce the TEGSEDI supply we are using in the commercial launch as research and development expense. We previously recognized $0.3 million of costs to produce TEGSEDI related to the TEGSEDI commercial revenue we recognized in the three months ended March 31, 2019.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second, third and fourth quarters of 2018, we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx, increasing our ownership to approximately 76 percent at March 31, 2019. We reflected this increase in our ownership percentage in these financial statements as an adjustment to noncontrolling interest. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At March 31, 2019, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in four privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

Inventory valuation

We reflect our inventory on our condensed consolidated balance sheet at the lower of cost or market value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our medicines because until we use these raw materials they have alternative future uses. We include in inventory raw material costs for medicines that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single medicine. For example, if one of our medicines failed, we could use the raw materials for that medicine to manufacture our other medicines. We expense these costs as R&D expenses when we begin to manufacture API for a particular medicine if the medicine has not been approved for marketing by a regulatory agency.

We obtained the first regulatory approval for TEGSEDI in July 2018. At March 31, 2019 and December 31, 2018, our physical inventory for TEGSEDI included API that we produced prior to when we obtained regulatory approval and accordingly has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any inventory write-offs for the three months ended March 31, 2019 and 2018. Total inventory was $11.1 million and $8.6 million as of March 31, 2019 and December 31, 2018, respectively.

Leases

Topic 842 Adoption

In February 2016, the FASB issued amended accounting guidance related to lease accounting. This guidance supersedes the lease requirements we previously followed in Accounting Standards Codification, or ASC, Topic 840, Leases, or Topic 840, and created a new lease accounting standard, Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record on its balance sheet all leases with a term longer than one year. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if its leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease. We adopted Topic 842 on January 1, 2019 and adjusted our opening balance sheet on that date for our right-of-use operating lease assets and operating lease liabilities. At adoption, we recorded $13.5 million in right-of-use operating lease assets and $18.5 million in operating lease liabilities, of which we classified $2 million as a current liability. We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases we had in place as of January 1, 2019. The adoption did not have an impact on our condensed consolidated statement of operations.

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on our condensed consolidated balance sheet for operating leases greater than one year. Our right-of-use assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments arising from the lease arrangement. We recognize our right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments we will pay over the lease term. We determined the lease term at the commencement date of the lease, and in certain cases our lease term could include renewal options if we concluded we were reasonably certain that we will exercise the renewal option.

As our current leases do not provide an interest rate implicit in the lease, we used our or Akcea’s incremental borrowing rate, based on the information available on the date we adopted Topic 842 in determining the present value of future payments. Our right-of-use operating lease asset also includes any lease payments we made and excludes any tenant improvement allowances we received. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. We record a valuation allowance when necessary to reduce our net deferred tax assets to the amount expected to be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act created a new requirement on global intangible low-taxed income, or GILTI, earned by foreign subsidiaries for tax years beginning on or after January 1, 2018. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in our U.S. income tax return. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of deferred taxes. We have made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

Long-lived assets

We evaluate long-lived assets, which include property, plant and equipment, right-of-use operating lease assets and patent costs acquired from third parties, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

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

The calculation of total net income (loss) attributable to our common stockholders for the three months ended March 31, 2019 and 2018 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net income per share for the three months ended March 31, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Income Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	68,582	$0.35	$23,846
Akcea’s net income attributable to our ownership			$23,846
Ionis’ stand-alone net income			63,697
Net income available to Ionis common stockholders			$87,543
Weighted average shares outstanding			138,582
Basic net income per share			$0.63

Our basic net loss per share for the three months ended March 31, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	45,448	$(0.44)	$(19,997)
Akcea’s net loss attributable to our ownership			$(19,997)
Ionis’ stand-alone net income			18,785
Net loss available to Ionis common stockholders			$(1,212)
Weighted average shares outstanding			125,330
Basic net loss per share			$(0.01)

Dilutive net income (loss per share)

For the three months ended March 31, 2019, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period.

We calculated our diluted net income per share for the three months ended March 31, 2019 as follows (in thousands except per share amounts):

Three months ended March 31, 2019	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$87,543	138,582	$0.63
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,252
Shares issuable upon restricted stock award issuance	—	665
Shares issuable related to our ESPP	—	38
Income available to Ionis common stockholders	$87,543	141,537	$0.62

For the three months ended March 31, 2019, the calculation excluded the 1 percent notes because the effect on diluted earnings per share was anti-dilutive.

For the three months ended March 31, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2019 and 2018, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.4%	2.2%
Dividend yield	0.0%	0.0%
Volatility	60.3%	63.2%
Expected life	4.6 years	4.6 years

Ionis ESPP:
	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	45.5%	44.4%
Expected life	6 months	6 months

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2019 was $58.26 per share.

In addition to our stock plans, Akcea has its own stock plan under which it grants options and RSUs and under which it derives its stock-based compensation expense. The following are the weighted-average Black-Scholes assumptions Akcea used under its plan for the three months ended March 31, 2019 and March 31, 2018:

Akcea Employee Stock Options:
	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.6%
Dividend yield	—	—
Volatility	76.4%	77.1%
Expected life	6.1 years	6.1 years

Akcea ESPP:
	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	1.6%
Dividend yield	—	—
Volatility	64.1%	62.3%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands). Our non-cash stock-based compensation expense includes $18.6 million and $6.4 million of stock-based compensation expense for Akcea employees for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Cost of products sold	$118	$—
Research, development and patent	24,435	19,682
Selling, general and administrative	20,952	8,769
Total	$45,505	$28,451

As of March 31, 2019, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $192.2 million and $68.7 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 2.0 years, respectively.

Impact of recently issued accounting standards

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently assessing the effects this updated guidance could have on our condensed consolidated financial statements and timing of adoption.

In August 2018, the FASB updated its disclosure requirements related to Level 1, 2 and 3 fair value measurements. The update included deletion and modification of certain disclosure requirements and additional disclosure related to Level 3 measurements. The guidance is effective for fiscal years beginning after December 31, 2019 and early adoption is permitted. We adopted this updated guidance on January 1, 2019 and it did not have a significant impact on our disclosures.

In November 2018, the FASB issued clarifying guidance of the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we will implement it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied
●	We will apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer
2)
Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration

●	We will use the “unit of account” concept when we receive consideration under a collaboration to determine when we recognize revenue or a contra expense
3)
The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we will not recognize revenue for the transaction

The updated guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our condensed consolidated financial statements and disclosures.

3.  Investments

As of March 31, 2019, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2019:

One year or less	74%
After one year but within two years	21%
After two years but within three years	5%
Total	100%

As illustrated above, at March 31, 2019, 95 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At March 31, 2019, we had an ownership interest of less than 20 percent in four private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded companies are ProQR and ATL.

The following is a summary of our investments (in thousands):

		Gross Unrealized
March 31, 2019	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$869,483	$326	$(531)	$869,278
Debt securities issued by U.S. government agencies	124,744	71	(15)	124,800
Debt securities issued by the U.S. Treasury (2)	328,340	110	(12)	328,438
Debt securities issued by states of the U.S. and political subdivisions of the states	63,366	10	(203)	63,173
Other municipal debt securities	2,931	1	—	2,932
Total securities with a maturity of one year or less	1,388,864	518	(761)	1,388,621
Corporate debt securities	360,976	1,236	(336)	361,876
Debt securities issued by U.S. government agencies	120,341	279	(112)	120,508
Debt securities issued by the U.S. Treasury	33,569	12	(22)	33,559
Debt securities issued by states of the U.S. and political subdivisions of the states	15,615	—	(125)	15,490
Total securities with a maturity of more than one year	530,501	1,527	(595)	531,433
Total available-for-sale securities	$1,919,365	$2,045	$(1,356)	$1,920,054
Equity securities:
Total equity securities included in other current assets (3)	$1,212	$—	$(244)	$968
Total available-for-sale and equity securities	$1,920,577	$2,045	$(1,600)	$1,921,022

		Gross Unrealized
December 31, 2018	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$956,879	$13	$(1,858)	$955,034
Debt securities issued by U.S. government agencies	168,839	3	(104)	168,738
Debt securities issued by the U.S. Treasury	244,640	15	(77)	244,578
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	63,572	—	(323)	63,249
Total securities with a maturity of one year or less	1,433,930	31	(2,362)	1,431,599
Corporate debt securities	299,018	194	(1,286)	297,926
Debt securities issued by U.S. government agencies	107,789	194	(109)	107,874
Debt securities issued by the U.S. Treasury	15,600	—	(24)	15,576
Debt securities issued by states of the U.S. and political subdivisions of the states	16,980	—	(287)	16,693
Total securities with a maturity of more than one year	439,387	388	(1,706)	438,069
Total available-for-sale securities	$1,873,317	$419	$(4,068)	$1,869,668
Equity securities:
Total equity securities included in other current assets (3)	1,212	137	—	1,349
Total available-for-sale and equity securities	$1,874,529	$556	$(4,068)	$1,871,017

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)
We recognize our equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at March 31, 2019. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
(In thousands)	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	275	$530,786	$(306)	$102,815	$(561)	$633,601	$(867)
Debt securities issued by U.S. government agencies	24	91,005	(81)	16,534	(46)	107,539	(127)
Debt securities issued by the U.S. Treasury	15	94,603	(34)	—	—	94,603	(34)
Debt securities issued by states of the U.S. and political subdivisions of the states	39	11,254	(9)	51,579	(319)	62,833	(328)
Total temporarily impaired securities	353	$727,648	$(430)	$170,928	$(926)	$898,576	$(1,356)

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

The following tables present the major security types we held at March 31, 2019 and December 31, 2018 that we regularly measure and carry at fair value. At March 31, 2019 and December 31, 2018, our ProQR investment was subject to trading restrictions that extend through the fourth quarter of 2019, as a result we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2018 to March 31, 2019. The tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$146,542	$146,542	$—	$—
Corporate debt securities (2)	1,231,154	—	1,231,154	—
Debt securities issued by U.S. government agencies (3)	245,308	—	245,308	—
Debt securities issued by the U.S. Treasury (4)	361,997	361,997	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	78,663	—	78,663	—
Other municipal debt securities (3)	2,932	—	2,932	—
Investment in ProQR Therapeutics N.V. (5)	968	—	—	968
Total	$2,067,564	$508,539	$1,558,057	$968

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$146,281	$146,281	$—	$—
Corporate debt securities (6)	1,252,960	—	1,252,960	—
Debt securities issued by U.S. government agencies (3)	276,612	—	276,612	—
Debt securities issued by the U.S. Treasury (7)	260,154	260,154	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	79,942	—	79,942	—
Investment in ProQR Therapeutics N.V. (5)	1,349	—	—	1,349
Total	$2,017,298	$406,435	$1,609,514	$1,349

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2) $27.1 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

(4)	$15.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)	Included in other current assets on our condensed consolidated balance sheet.

(6)	$50.2 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(7)	$14.2 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 1 percent notes had a fair value of $928.4 million at March 31, 2019. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Operating Leases

We lease a facility adjacent to our manufacturing facility that has laboratory and office space that we use to support our manufacturing facility. We lease this space under a non-cancelable operating lease with an initial term ending in June 2021 and an option to extend the lease for up to two five-year periods.

We also lease additional office space and we sublease a portion of this space to Akcea. We lease this space under a non-cancelable operating lease with an initial term ending in June 2023 and an option to extend the lease for one five-year period. The sublease with Akcea is eliminated in our condensed consolidated financial statements.

Akcea entered into an operating lease agreement for office space located in Boston, Massachusetts for its new corporate headquarters in the second quarter of 2018. The lease commencement date was in August 2018 and Akcea took occupancy in September 2018. Akcea is leasing this space under a non-cancelable operating lease with an initial term ending after 123 months and an option to extend the lease for an additional five-year term. Under the lease agreement, Akcea received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. Akcea provided the lessor with a letter of credit to secure its obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if Akcea meets certain conditions set forth in the lease at each such time.

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases we did not include the extension options for these leases.

Amounts related to our operating leases were as follows (dollar amounts in millions):

At March 31, 2019

Right-of-use operating lease assets (1)	$13.1
Operating lease liabilities (2)	$18.0
Weighted average remaining lease term	9 years
Weighted average discount rate	7.6%

(1)	Included in deposits and other assets on our condensed consolidated balance sheet.

(2)	Current portion of $2.0 million was included in current portion of long-term obligations on our condensed consolidated balance sheet, with the difference included in long-term obligations.

We paid cash of $1.0 million for rent payments we made during the three months ended March 31, 2019, which was included in the measurement of our lease liabilities in our net cash provided by operating activities in our condensed consolidated statement of cash flows.

As of March 31, 2019, the payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2019	$2,341
Years ending December 31,
2020	3,008
2021	2,725
2022	2,539
2023	2,505
Thereafter	11,862
Total minimum lease payments	24,980
Less:
Imputed interest	(7,020)
Total operating lease liabilities	$17,960

Rent expense was $0.9 million for the three months ended March 31, 2019 and was negligible for the three months ended March 31, 2018.

6.  Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  Our effective income tax rate of 25.5 percent for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21 percent primarily due to state taxes, partially offset by the tax benefit related to estimated research & development and orphan drug credits and the excess tax benefit related to share-based compensation.

We recorded income tax expense of $31 million for the three months ended March 31, 2019, compared to $15,000 for the same period in 2018. The increase in our income tax expense was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. Our 2019 income tax expense has two components. The first component relates to federal income taxes. We expect to utilize our deferred tax assets to offset our U.S. federal taxable income. We are recording non-cash income tax expense as we utilize our federal deferred tax assets. The other component of our income tax expense relates to the estimated cash taxes we will pay for our state income taxes. Although we are recording the expense for our state income taxes in 2019, we will not have to make the majority of the payment for this liability until the first quarter of 2020.

7.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first three months of 2019 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense medicines for the treatment of SMA. Additionally, we and Biogen are currently developing six other medicines to treat neurodegenerative diseases under these collaborations, including tofersen (formerly IONIS-SOD1Rx) for ALS patients with SOD1 mutations, or SOD1-ALS, which Biogen moved into a Phase 3 study in the first quarter of 2019, IONIS-MAPTRx for Alzheimer’s disease, IONIS-C9Rx for ALS patients with C9ORF72 mutations, and IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx to treat undisclosed neurodegenerative diseases. In addition to these medicines, we and Biogen are evaluating numerous additional targets to develop medicines to treat neurological diseases. In April 2018, we entered into a new strategic collaboration for the treatment of neurological diseases with Biogen. From inception through March 2019, we have received over $2.1 billion from our Biogen collaborations, including $1 billion we received from Biogen in the second quarter of 2018 for our 2018 strategic neurology collaboration.

During the three months ended March 31, 2019 and 2018, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended March 31,
	2019	2018
SPINRAZA royalties (commercial revenue)	$59.7	$41.1
R&D revenue	24.5	10.8
Total revenue from our relationship with Biogen	$84.2	$51.9
Percentage of total revenue	28%	36%

During the first quarter of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Biogen collaborations.

In April 2019, we achieved a $7.5 million milestone payment from Biogen, when we advanced a new target for an unidentified neurological disease under the 2018 strategic neurology collaboration. We will achieve the next payment of up to $10 million if Biogen designates a target under our 2018 strategic neurology collaboration.

Our condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 included deferred revenue of $556.4 million and $580.9 million, respectively, related to our relationship with Biogen.

Research, Development and Commercialization Partners

Roche

We have two collaborations with Roche, one to develop treatments for Huntington's disease, or HD, and one to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. In December 2017, upon completion of the Phase 1/2 study of IONIS-HTTRx, Roche exercised its option to license IONIS-HTTRx and is now responsible for the global development, regulatory and commercialization activities for IONIS-HTTRx. In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. The first indication we plan to pursue is the treatment of patients with geographic atrophy, or GA, the advanced stage of dry age-related macular degeneration, or AMD. We are responsible for conducting a Phase 2 study in patients with dry AMD. In addition, we plan to evaluate the medicine for a severe and rare renal indication. Roche has the option to license IONIS-FB-LRx at the completion of these studies. Upon licensing, Roche will be responsible for all further global development, regulatory and commercialization activities and costs. From inception through March 2019, we have received over $220 million from our Roche collaborations, including $35 million in milestone payments we earned in the first quarter of 2019 when Roche dosed the first patient in a Phase 3 study for IONIS-HTTRx. We will achieve the next payment of $15 million if Roche advances IONIS-HTTRx.

During the three months ended March 31, 2019 and 2018, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended March 31,
	2019	2018
R&D revenue	$41.2	$2.0
Percentage of total revenue	14%	1%

Our revenue in the first quarter of 2019, included $35 million of milestone payments we earned when Roche dosed the first patient in the Phase 3 study of IONIS-HTTRx. We recognized these milestone payments in full in the first quarter of 2019 because we do not have any performance obligations related to these milestone payments as Roche is conducting the Phase 3 study of IONIS-HTTRx.

During the first quarter of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Roche collaborations.

Our condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 included deferred revenue of $67.5 million and $72.6 million, respectively, related to our relationship with Roche.

Akcea Collaboration

The following collaboration agreement relates to Akcea, our majority owned affiliate. Our consolidated results include all the revenue earned and cash received under this collaboration agreement. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet.

Novartis

In January 2017, we and Akcea initiated a collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Novartis has an exclusive option to further develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of API for each medicine. If Novartis exercises an option for either of these medicines, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such medicine. In the first quarter of 2019, Novartis licensed AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx, including a global pivotal cardiovascular outcomes study, for which planning and initiation activities are underway. From inception through March 2019, we have received over $330 million from our Novartis collaboration, including $150 million we earned from Novartis in the first quarter of 2019 for the license of AKCEA-APO(a)-LRx. Akcea paid us $75 million as a sublicense fee in 2.8 million shares of Akcea common stock.

We identified a new performance obligation when we granted Novartis the license of AKCEA-APO(a)-LRx in the first quarter of 2019 because the license is distinct from our other performance obligations. We recognized the $150 million license fee for AKCEA-APO(a)-LRx as revenue at that time because Novartis had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Novartis.

Akcea is responsible for the development activities under this collaboration. As such, Akcea is recognizing the associated revenue in its statement of operations, and we reflect all of Akcea’s revenue in our consolidated results. Akcea pays us sublicense fees for payments that it receives under the collaboration and we recognize those fees as revenue in our Ionis Core operating segment results and Akcea recognizes the fees as R&D expense. In our consolidated results, we eliminate this sublicense revenue and expense. Any cash Akcea receives is included in our condensed consolidated balance sheet.

During the three months ended March 31, 2019 and 2018, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Three Months Ended March 31,
	2019	2018
R&D revenue	$157.1	$17.1
Percentage of total revenue	53%	12%

During the first quarter of 2019, we did not have any changes to our performance obligations, except as noted above, or the timing in which we expect to recognize revenue under our Novartis collaboration.

Our condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 included deferred revenue of $23.3 million and $28.8 million, respectively, related to our relationship with Novartis.

8.  Segment Information

We have two reportable segments Ionis Core and Akcea Therapeutics. At March 31, 2019 we owned approximately 76 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting our antisense technology to generate a broad pipeline of first-in-class and/or best-in-class medicines for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing medicines to treat patients with rare and serious diseases. Akcea generates revenue from TEGSEDI product sales and from its collaborations with Novartis and PTC Therapeutics.

The following tables show our segment revenue and income (loss) from operations for the three months ended March 31, 2019 and March 31, 2018 (in thousands), respectively.

Three Months Ended March 31, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$59,711	$—	$—	$59,711
TEGSEDI product sales, net	—	6,754	—	6,754
Licensing and other royalty revenue	1,623	—	—	1,623
Total commercial revenue	$61,334	$6,754	$—	$68,088
R&D revenue under collaborative agreements	$160,556	$157,062	$(88,492)	$229,126
Total segment revenue	$221,890	$163,816	$(88,492)	$297,214
Total operating expenses	$114,515	$137,610	$(76,446)	$175,679
Income from operations	$107,375	$26,206	$(12,046)	$121,535

Three Months Ended March 31, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$41,081	$—	$—	$41,081
Licensing and other royalty revenue	942	—	—	942
Total commercial revenue	$42,023	$—	$—	$42,023
R&D revenue under collaborative agreements	$90,517	$17,108	$(5,229)	$102,396
Total segment revenue	$132,540	$17,108	$(5,229)	$144,419
Total operating expense	$105,544	$47,435	$(5,259)	$147,720
Income (loss) from operations	$26,996	$(30,327)	$30	$(3,301)

The following table shows our total assets by segment at March 31, 2019 and December 31, 2018 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
March 31, 2019	$3,112,235	$458,717	$(735,063)	$2,835,889
December 31, 2018	$2,975,491	$365,261	$(672,968)	$2,667,784

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its majority owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen) and our technologies and products in development, including the business of Akcea Therapeutics, Inc., our majority-owned affiliate. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2018, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

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

We have three commercial medicines approved in major markets around the world, SPINRAZA, TEGSEDI and WAYLIVRA. We have two medicines in Phase 3 studies, IONIS-HTTRx, for Huntington’s disease, and tofersen, for SOD1-ALS. We also have the potential for two more medicines to begin Phase 3 studies this year and the potential for a total of 10 medicines in Phase 3 studies by the end of 2020. These medicines, along with the more than 30 additional medicines in our pipeline, represent multiple potential drivers of value for years to come. We believe our efficient drug discovery platform, coupled with our innovation-centric business model, provides us with the flexibility to determine the optimal development and commercialization strategy to maximize the commercial opportunity for each of our medicines and ensure that we continue to produce transformative medicines for patients who need them. We believe we are positioned to drive substantial value for patients and shareholders.

As of March 2019, SPINRAZA was approved in over 40 countries around the world, and our partner Biogen, who is responsible for global SPINRAZA commercial activities, reported that more than 7,500 patients are now on SPINRAZA therapy. In addition, Biogen plans to continue to pursue regulatory filings in additional countries. SPINRAZA is the first and only approved medicine for the treatment of SMA. SPINRAZA is the established standard-of-care for all people with this progressive, debilitating and often fatal genetic disease. In November 2018, SPINRAZA was recognized with the 2018 International Prix Galien award as Best Biotechnology Product. This prestigious honor marks the seventh Prix Galien award for SPINRAZA. To date, we have earned more than $410 million in commercial revenues from royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of polyneuropathy caused by hATTR in adult patients. hATTR is a debilitating, progressive, and fatal disease. Akcea, our majority-owned affiliate focused on developing and commercializing medicines to treat patients with rare and serious diseases, launched TEGSEDI globally in late 2018. Our aim is to make TEGSEDI available globally. We plan to achieve this in part through Akcea’s exclusive license agreement with PTC to commercialize TEGSEDI in Latin America. In January 2019, PTC filed an application for regulatory approval in Brazil with ANVISA, the Brazilian regulatory authority. ANVISA granted priority review for TEGSEDI. We have earned $9 million in TEGSEDI product sales since launching late last year.

WAYLIVRA, a self-administered, subcutaneous medicine, received conditional marketing authorization from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for pancreatitis in May 2019. We and Akcea are preparing to commercialize WAYLIVRA in the EU and we are also focused on regulatory discussions in the U.S and Canada. Akcea plans to leverage its existing commercial infrastructure in Europe to market WAYLIVRA. Akcea is continuing to conduct open-label extension and early access programs. We are also developing WAYLIVRA for the treatment of people with familial partial lipodystrophy, or FPL. People with FPL lack subcutaneous adipose tissue and have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat.

In addition to commercializing TEGSEDI and preparing to commercialize WAYLIVRA, Akcea is developing four other clinical-stage medicines: AKCEA-APO(a)-LRx (TQJ230), AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these medicines into Akcea allows us to retain substantial value from these medicines and ensures our core focus remains on innovation. As of March 2019, we owned approximately 76 percent of Akcea.

We are continuously advancing our technology and pipeline to provide the most value to patients. We have a pipeline of over 40 medicines that, like SPINRAZA, TEGSEDI and WAYLIVRA, have the potential to transform the treatment of diseases with no adequate treatment today. These medicines range from treatments for rare diseases with small patient populations to more common diseases afflicting millions of patients. Our pipeline covers a broad spectrum of therapeutic areas, such as cardiometabolic diseases, neurodegenerative diseases, cancer, severe and rare diseases and others. We believe our large and diverse pipeline contains many near-, mid- and longer-term growth drivers for the company.

The depth of our knowledge and expertise with antisense technology together with our strong financial position provides us the flexibility to partner our medicines at what we believe is the optimal time to maximize the value of our medicines. We have a distinct partnering strategy based on each specific medicine and the expertise and resources we and our potential partners may bring to a collaboration. We may develop and commercialize some medicines through affiliates. In general, these are medicines, like TEGSEDI and WAYLIVRA, that can benefit from our internal expertise and infrastructure, have manageable development plans and costs, and have the potential for initial rare disease indications. For other medicines, we may establish collaborations to advance the medicine. We have alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our medicines, advancing our technology, preparing to commercialize our medicines and selling our medicines. Our partners include the following companies, among others: AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis and Roche. Our partners bring resources and expertise that augment and build upon our internal capabilities. We have the potential to earn over $20 billion in future milestone payments and licensing fees from our existing partnerships.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue	$297,214	$144,419
Total operating expenses	$175,679	$147,720
Income (loss) from operations	$121,535	$(3,301)
Net income (loss)	$90,884	$(10,812)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$84,443	$(1,420)

Our revenue for the three months ended March 31, 2019 of $297.2 million increased significantly compared to the same period in 2018, primarily from the $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx and a more than 45 percent increase in commercial revenue from SPINRAZA royalties.

Our operating expenses for the first quarter of 2019 of $175.7 million increased over the same period in 2018. The increase in operating expenses was principally due to our investments in the global launch of TEGSEDI.

During the first quarter of 2019 we received more than $270 million in payments from our partners, including $150 million from Novartis, $78 million from Biogen and $35 million from Roche. This is compared to more than $155 million received in the first quarter of 2018. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2019 and beyond.

Recent Business Highlights (Q1 2019 and subsequent activities)

●	SPINRAZA – the worldwide standard-of-care for the treatment of people with all forms of spinal muscular atrophy
o
Biogen reported worldwide sales of SPINRAZA of $518 million in the first quarter of 2019, a 42 percent increase compared to Q1 2018, driven primarily by increased penetration in existing markets, new country launches and continued uptake in the U.S. by children and adult patients.

o
There were more than 7,500 SMA patients from over 40 countries on SPINRAZA treatment at the end of the first quarter of 2019, including commercial patients and patients in the expanded access program and clinical trials.

o
SPINRAZA data from the ongoing NURTURE and SHINE open-label extension studies demonstrated continued durable efficacy and reinforced the safety profile of SPINRAZA in patients treated for up to 6 years, as presented by Biogen at the 2019 AAN Annual Meeting.

●	TEGSEDI – launch underway in multiple markets for the treatment of polyneuropathy of hATTR in adult patients
o	TEGSEDI product sales were $7 million in its first full quarter on the market and $9 million since launching in Q4 2018.
o
TEGSEDI received a positive Final Evaluation Document, or FED, from the National Institute for Health and Care Excellence, or NICE, authorizing reimbursement for the treatment of patients with polyneuropathy due to hATTR amyloidosis in England.

o	Data presented at AAN from the TEGSEDI NEURO-TTR open-label extension study demonstrated long-term efficacy and safety in patients with hATTR.

●	WAYLIVRA – approved in the EU for the treatment of adults with genetically confirmed FCS at high risk for pancreatitis
o	Akcea’s preparations to launch in the EU are underway, beginning in Germany in Q3 2019.
o	Launch in additional EU countries is planned in 2020.
o	Earned a $6 million milestone payment from PTC Therapeutics for the EU approval of WAYLIVRA.

●
Roche presented nine-month data from the ongoing Phase 1/2 open-label extension study of IONIS-HTTRx in patients with Huntington’s disease at AAN, demonstrating continued and sustained reductions in mutant huntingtin protein with bi-monthly dosing.

o
Based on these data, Roche amended the dosing regimen in the Phase 3 study of IONIS-HTTRx in patients with Huntington’s disease to replace the monthly dosing regimen with a tri-annual (every four months) dosing regimen.

●	Biogen presented data from the Phase 1/2 study of tofersen in SOD1-ALS patients at AAN, demonstrating improvements in clinical measures of ALS disease progression after three months of treatment.
o Tofersen is in a Phase 3 clinical study that could support a rapid path to patients.
o	Biogen is collaborating with regulators to further define the scope of the clinical data package required to support registration.

●	We generated a $7.5 million milestone payment for advancing a new target for an unidentified neurological disease under our 2018 strategic neurology collaboration with Biogen.

●	Brett P. Monia, Ph.D., our chief operating officer was appointed to our board of directors.

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

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

●	Assessing the propriety of revenue recognition and associated deferred revenue;
●	Valuing premiums received under our collaborations;
●	Determining the proper valuation of investments in marketable securities;
●	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities; and
●	Accounting for income taxes.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2019 was $297.2 million compared to $144.4 million for the same period in 2018 and was comprised of the following (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$59,711	$41,081
TEGSEDI product sales, net	6,754	—
Licensing and other royalty revenue	1,623	942
Total commercial revenue	68,088	42,023
R&D revenue:
Amortization from upfront payments	35,851	28,011
Milestone payments	40,017	6,329
License fees	150,000	61,678
Other services	3,258	6,378
Total R&D revenue	229,126	102,396
Total revenue	$297,214	$144,419

In the first quarter of 2019, we significantly increased both commercial revenue and R&D revenue. Commercial revenue from SPINRAZA royalties increased over 45 percent. We also added growing TEGSEDI product sales to our commercial revenue.

Our R&D revenue substantially increased in the first quarter of 2019 due to the $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx and $35 million we earned from Roche when it enrolled the first patient in the Phase 3 study of IONIS-HTTRx in patients with Huntington’s disease.

In the second quarter of 2019, Alnylam announced it licensed our technology to Regeneron. Once the transaction closes, we expect to earn $20 million in sublicensing revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $175.7 million, and increased compared to $147.7 million for the same period in 2018. Our operating expenses increased year over year principally due to our investment in the global launch of TEGSEDI. Stock-based compensation expense increased year over year primarily due to the increase in the grant date fair value of Akcea options granted and from stock option grants made to new employees as Akcea continued to build out its organization.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Ionis Core	$78,514	$83,476
Akcea Therapeutics	128,106	41,052
Elimination of intercompany activity	(76,446)	(5,259)
Subtotal	130,174	119,269
Non-cash compensation expense related to equity awards	45,505	28,451
Total operating expenses	$175,679	$147,720

To analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Cost of Products Sold

Our cost of products sold consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and certain associated period costs. We do not expect our fixed costs will increase in direct correlation to TEGSEDI product sales. We expensed a significant portion of the cost of producing TEGSEDI that Akcea is using in the commercial launch as R&D expense prior to the regulatory approval of TEGSEDI. We expect cost of products sold to increase as we deplete these inventories.

Our cost of products sold by segment were as follows (in thousands):

Three Months Ended March 31,
2019
Ionis Core	$—
Akcea Therapeutics	2,326
Elimination of intercompany activity	(1,403)
Subtotal	923
Non-cash compensation expense related to equity awards	118
Total cost of products sold	$1,041

For the three months ended March 31, 2019, our cost of products sold was $0.9 million. We began recognizing cost of products sold in the third quarter of 2018 when TEGSEDI was approved. We previously recognized $0.3 million of costs we incurred to produce the amount of TEGSEDI we sold in the first quarter of 2019. We recognized these costs prior to the first quarter of 2019 because we incurred these costs before we obtained regulatory approval. We did not have cost of products sold in the first quarter of 2018. Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI in its cost of products sold. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2019	2018
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$81,982	$84,385
Non-cash compensation expense related to equity awards	24,435	19,682
Total research, development and patent expenses	$106,417	$104,067

Our research, development and patent expenses by segment were as follows (in thousands):
	Three Months Ended March 31,
	2019	2018
Ionis Core	$61,327	$63,988
Akcea Therapeutics	95,698	25,657
Elimination of intercompany activity	(75,043)	(5,259)
Subtotal	81,982	84,386
Non-cash compensation expense related to equity awards	24,435	19,682
Total research, development and patent expenses	$106,417	$104,068

For the three months ended March 31, 2019, our total research, development and patent expenses were $82.0 million compared to $84.4 million for the same period in 2018. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses were as follows (in thousands) and are part of our Ionis Core business segment:

	Three Months Ended March 31,
	2019	2018
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$14,632	$13,905
Non-cash compensation expense related to equity awards	5,493	4,376
Total antisense drug discovery expenses	$20,125	$18,281

Antisense drug discovery expenses for the three months ended March 31, 2019 were $14.6 million, and were slightly higher compared to $13.9 million for the same period in 2017, due to expenses we incurred related to advancing our early stage research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including the breakdown for medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended March 31,
	2019	2018
WAYLIVRA	$1,971	$6,401
TEGSEDI	4,691	5,836
Other antisense development projects	22,310	20,653
Development overhead expenses	18,944	17,110
Total antisense drug development, excluding non-cash compensation expense related to equity awards	47,916	50,000
Non-cash compensation expense related to equity awards	12,234	8,858
Total antisense drug development expenses	$60,150	$58,858

Antisense drug development expenses were $47.9 million for the three months ended March 31, 2019, and decreased slightly compared to $50.0 million for the same period in 2018. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Ionis Core	$29,070	$30,972
Akcea Therapeutics	93,846	19,028
Elimination of intercompany activity	(75,000)	—
Subtotal	47,916	50,000
Non-cash compensation expense related to equity awards	12,234	8,858
Total antisense drug development expenses	$60,150	$58,858

In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the $75 million sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx. Akcea recognized the $75 million sublicense fee in its R&D development expenses. We eliminated this expense in our consolidated results.

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

Instead, we allocate our internal resources on a shared basis across numerous products based on each product’s particular needs at that time. This means we are constantly shifting resources among products. Therefore, what we spend on each product during a particular period is usually a function of what is required to keep the products progressing in clinical development, not what products we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one product to another and cannot be used to accurately predict future costs for each product. And, because we always have numerous medicines in preclinical and early stage clinical research, the fluctuations in expenses from medicine to medicine, in large part, offset one another. If we partner a medicine, it may affect the size of a trial, its timing, its total cost and the timing of the related costs.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$10,154	$12,309
Non-cash compensation expense related to equity awards	2,057	2,402
Total manufacturing and operations expenses	$12,211	$14,711

Manufacturing and operations expenses were $10.2 million for the three months ended March 31, 2019 and decreased compared to $12.3 million for the same period in 2018. Manufacturing and operations expenses decreased primarily related to manufacturing costs we expensed for TEGSEDI in the first quarter of 2018 that did not recur in the first quarter of 2019 because upon approval in mid-2018, we now capitalize all TEGSEDI manufacturing costs into inventory and recognize these expenses into cost of products sold as we sell TEGSEDI. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Ionis Core	$8,799	$11,642
Akcea Therapeutics	1,355	5,896
Elimination of intercompany activity	—	(5,229)
Subtotal	10,154	12,309
Non-cash compensation expense related to equity awards	2,057	2,402
Total manufacturing and operations expenses	$12,211	$14,711

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended March 31,
	2019	2018
Personnel costs	$3,910	$3,103
Occupancy	2,177	1,759
Patent expenses	523	701
Depreciation and amortization	121	101
Insurance	411	470
Other	2,138	2,038
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	9,280	8,172
Non-cash compensation expense related to equity awards	4,651	4,046
Total R&D support expenses	$13,931	$12,218

R&D support expenses for the three months ended March 31, 2019 were $9.3 million, and increased slightly compared to $8.2 million for the same period in 2018. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Ionis Core	$8,826	$7,470
Akcea Therapeutics	497	732
Elimination of intercompany activity	(43)	(30)
Subtotal	9,280	8,172
Non-cash compensation expense related to equity awards	4,651	4,046
Total R&D support expenses	$13,931	$12,218

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel and outside costs associated with the pre-commercialization and commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA.

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$47,269	$34,884
Non-cash compensation expense related to equity awards	20,952	8,769
Total selling, general and administrative expenses	$68,221	$43,653

Selling, general and administrative expenses were $47.3 million for the three months ended March 31, 2019, and increased compared to $34.9 million for the same period in 2018. The increase in SG&A expenses was principally due to the cost of commercializing TEGSEDI. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Ionis Core	$17,187	$19,488
Akcea Therapeutics	30,082	15,396
Subtotal	47,269	34,884
Non-cash compensation expense related to equity awards	20,952	8,769
Total selling, general and administrative expenses	$68,221	$43,653

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended March 31,
	2019	2018
Cost of products sold	$2,326	$—
Development and patent expenses	95,698	25,656
Selling, general and administrative expenses	30,082	15,396
Profit/loss share for TEGSEDI commercialization activities	(9,056)	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	119,050	41,052
Non-cash compensation expense related to equity awards	18,560	6,383
Total Akcea Therapeutics operating expenses	$137,610	$47,435

Operating expenses for Akcea were $119.1 million for the three months ended March 31, 2019, and increased compared to $41.1 million for the same period in 2018.

In the third quarter of 2018, Akcea began recognizing cost of products sold expenses after the approval of TEGSEDI.

Akcea’s development and patent expenses increased for the three months ended March 31, 2019, compared to the same period in 2018 as a result of the one-time $75 million sublicense fee it paid to Ionis in Akcea common stock for Ionis' portion of the license fee Akcea received from Novartis in the first quarter of 2019.

Akcea’s SG&A expenses increased in the three months ended March 31, 2019 compared to the same period in 2018, primarily because Akcea was continuing to build its commercial infrastructure and advance commercialization activities necessary to successfully launch TEGSEDI and WAYLIVRA. For each period presented, we allocated a portion of Ionis’ SG&A expenses to Akcea for work we performed on Akcea’s behalf. We include these allocated expenses in Akcea’s SG&A expenses in the table above. All amounts exclude non-cash compensation expense related to equity awards.

In the first quarter of 2019, we began sharing profits and losses for TEGSEDI with Akcea under our TTR licensing agreement. As Akcea is the principal for all commercial activities related to the TTR License Agreement, Akcea records all activities related to TEGSEDI on a gross basis in its statement of operations based on the nature of the activity, including revenues, cost of products sold and sales and marketing expenses. Ionis’ share of the net profit/loss from commercializing TEGSEDI is separately presented on Akcea’s statement of operations on the line titled “Profit/loss share for TEGSEDI commercialization activities”. This represents the amount Ionis owes Akcea under the licensing agreement for its share of the net profit/loss of TEGSEDI commercialization activities during the period. For the three months ended March 31, 2019, profit/loss share for TEGSEDI commercialization activities was $9.1 million. We eliminate this amount in our consolidated results.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2019 was $12.1 million compared to $3.6 million for 2018. The increase in investment income was primarily due to a higher average cash balance and an improvement in the market conditions during the three months ended March 31, 2019 compared to the same period in 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $11.6 million and increased slightly compared to $10.9 million for the same period in 2018.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,200	$8,524
Interest expense payable in cash	1,714	1,714
Interest on mortgage for primary R&D and manufacturing facilities	582	594
Other	103	106
Total interest expense	$11,599	$10,938

Income Tax Expense

We recorded income tax expense of $31 million for the three months ended March 31, 2019, compared to $15,000 for the same period in 2018. The increase in our income tax expense was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. Our 2019 income tax expense has two components. The first component relates to federal income taxes. We expect to utilize our deferred tax assets to offset our U.S. federal taxable income. We are recording non-cash income tax expense as we utilize our federal deferred tax assets. The other component of our income tax expense relates to the estimated cash taxes we will pay for our state income taxes. Although we are recording the expense for our state income taxes in 2019, we will not have to make the majority of the payment for this liability until the first quarter of 2020.

Net Income (Loss)

We reported net income of $90.9 million for the three months ended March 31, 2019, compared to a net loss of $10.8 million for the same period in 2018. Our net income was primarily due to increased revenue year-over-year.

Net (Income) Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At March 31, 2019, we owned approximately 76 percent of Akcea. The shares of Akcea third parties own represent an interest in Akcea's equity that we do not control. However, because we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three months ended March 31, 2019, was income of $6.4 million, compared to a loss of $9.4 million for same period in 2018.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had net income attributable to our common stockholders’ of $84.4 million for the three months ended March 31, 2019, compared to a net loss of $1.4 million for the same period in 2018. Basic and diluted net income per share for the three months ended March 31, 2019 was $0.63 and $0.62, respectively. Our basic and diluted net loss per share for the three months ended March 31, 2018 were both $0.01.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. Beginning in December 2016 we added commercial revenue from SPINRAZA royalties and in the third quarter of 2018 we added product sales from TEGSEDI. From our inception through March 31, 2019, we have earned approximately $3.5 billion in revenue. We also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through March 31, 2019, we have raised net proceeds of approximately $1.8 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At March 31, 2019, we had cash, cash equivalents and short-term investments of $2.3 billion and stockholders’ equity of $1.4 billion. In comparison, we had cash, cash equivalents and short-term investments of $2.1 billion and stockholders’ equity of $1.2 billion at December 31, 2018. Our cash, cash equivalents and short-term investments increased in the first quarter of 2019 primarily from payments we received from Novartis and Roche.

At March 31, 2019, we had consolidated working capital of $2.1 billion compared to $1.9 billion at December 31, 2018. As of March 31, 2019, our debt and other obligations totaled $776.1 million compared to $763.9 million at December 31, 2018. The increase in our debt and other obligations is from the operating lease liability we added to our balance sheet when we adopted the new accounting guidance for leases on January 1, 2019.

The following table summarizes our contractual obligations as of March 31, 2019. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$706.0	$6.9	$699.1	$—	$—
Building mortgage payments	80.2	2.4	4.8	6.4	66.6
Financing arrangements (principal and interest payable)	12.7	12.7	—	—	—
Other obligations (principal and interest payable)	1.0	0.1	0.1	0.1	0.7
Operating leases	25.3	3.2	5.8	5.1	11.2
Total	$825.2	$25.3	$709.8	$11.6	$78.5

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At March 31, 2019, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At March 31, 2019, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share and interest rate data):

1 Percent Convertible Senior Notes
Outstanding principal balance	$685.5
Original issue date ($500 million of principal)	November 2014
Additional issue date ($185.5 million of principal)	December 2016
Maturity date	November 2021
Interest rate	1 percent
Conversion price per share	$66.81
Total shares of common stock subject to conversion	10.3

Interest is payable semi-annually. The notes are convertible under certain conditions, at the option of the note holders. We settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the 1 percent notes prior to maturity, and no sinking fund is provided for them. Holders of the 1 percent notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indenture governing the 1 percent notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of March 31, 2019, we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019, which we used to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2019 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2019.

We also performed an evaluation of any changes in our internal controls over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any changes in our internal controls over financial reporting that occurred during our latest fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

For example, the product label for TEGSEDI in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI has a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, in the clinical studies with WAYLIVRA, declines in platelet counts were observed in many patients and some patients discontinued the studies because of platelet declines. The product label for WAYLIVRA requires periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these medicines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we and Akcea can better maintain patients on TEGSEDI and WAYLIVRA through patient-centric commercial approaches where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI or WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

If we or our partners fail to compete effectively, our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, will not contribute significant revenues.*

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, Zolgensma (AVXS-101), Risdiplam (RG7916), reldesemtiv and firdapse could compete with SPINRAZA, and ONPATTRO (approved in the U.S. and Europe for a similar indication as TEGSEDI), Tafamadis, AG10, CRX-1008 and vutrisiran could compete with TEGSEDI. Also, metreleptin and gemcabene could compete with WAYLIVRA, while laquinimod, OMS823, selistat, VX15, WVE-120101 and WVE-120102 could compete with IONIS-HTTRx. Furthermore, arimoclomol could potentially compete with tofersen.

Following approval, our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA could be subject to regulatory limitations. *

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

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the EU, we are required to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA.  If the results of such post-marketing studies are not satisfactory, the FDA or a foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and/or time consuming to fulfill.

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

If Akcea cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.*

To successfully commercialize TEGSEDI Akcea must successfully manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize TEGSEDI and WAYLIVRA in the initial indications Akcea is pursuing, Akcea will need to optimize and maintain a specialty sales force in each global region it expects to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. Akcea may seek to further penetrate markets by expanding its sales force or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

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

Akcea incurred expenses prior to the launch of TEGSEDI and WAYLIVRA to integrate and manage the associated marketing and sales infrastructure. If regulatory requirements or other factors cause the commercial launch of TEGSEDI or WAYLIVRA to be less successful than expected, Akcea will have incurred expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Akcea’s sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

To the extent we and Akcea decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, such as the collaboration Akcea has with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America, we may receive less revenue than if Akcea commercialized TEGSEDI or WAYLIVRA by itself. Further we would have less control over the sales efforts of any other third parties involved in commercializing TEGSEDI or WAYLIVRA.

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

If we or our partners fail to obtain regulatory approval for our medicines and additional approvals for SPINRAZA, TEGSEDI and WAYLIVRA, we or our partners cannot sell them in the applicable markets.*

We cannot guarantee that any of our medicines will be considered safe and effective, or will be approved for commercialization. In addition, we cannot guarantee that SPINRAZA, TEGSEDI and WAYLIVRA will be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to show the safety and efficacy of each of our medicines before they can be approved for sale. We must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory agencies will not approve our medicines for marketing or additional marketing authorizations for SPINRAZA, TEGSEDI or WAYLIVRA. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, the agency will not approve the specific medicine or will require additional studies, which can be time consuming and expensive and which will delay or harm commercialization of the medicine. For example, Akcea received a CRL from the FDA and a preliminary notice of noncompliance withdrawal letter from Health Canada for WAYLIVRA. As result, Akcea may need to submit additional data to the FDA and Health Canada or conduct additional clinical studies before obtaining marketing authorization, which would be expensive and cause delays.

Failure to receive marketing authorization for our medicines, or failure to receive additional marketing authorizations for SPINRAZA, TEGSEDI or WAYLIVRA, or delays in these authorizations could prevent or delay commercial introduction of the medicine, and, as a result, could negatively impact our ability to generate revenue from product sales.

If the results of clinical testing indicate that any of our medicines are not suitable for commercial use we may need to abandon one or more of our drug development programs.*

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense medicines are a relatively new approach to therapeutics. If we cannot demonstrate that our medicines are safe and effective for human use, we may need to abandon one or more of our drug development programs.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in clinical studies for our medicines, including the study of WAYLIVRA in patients with FPL, the study of IONIS-HTTRx in patients with Huntington’s disease and the study of tofersen in adults with SOD1-ALS. If any of our medicines in clinical studies, including WAYLIVRA, IONIS-HTTRx and tofersen do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of WAYLIVRA in patients with FPL, the study of IONIS-HTTRx in patients with Huntington’s disease and the study of tofersen in adults with SOD1-ALS. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open-label extension study of WAYLIVRA in patients with FCS, an ongoing open-label extension study of TEGSEDI and expanded access programs for each medicine. Adverse events or results from these studies could negatively impact our current or planned marketing approval applications for WAYLIVRA in patients with FCS or the commercial opportunity for each product.

Any failure or delay in the clinical studies, including the Phase 3 study for WAYLIVRA in patients with FPL, the study of IONIS-HTTRx in patients with Huntington’s disease and the study of tofersen in adults with SOD1-ALS, could reduce the commercial potential or viability of our medicines.

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

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, INC Research Toronto, Inc. and Medpace for the clinical studies for our medicines, including TEGSEDI and WAYLIVRA. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our medicines or additional authorizations for SPINRAZA, TEGSEDI and WAYLIVRA.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2019, we had an accumulated deficit of approximately $0.9 billion and stockholders’ equity of approximately $1.4 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

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

For example, a collaborator such as AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis or Roche, could determine that it is in its financial interest to:

●	pursue alternative technologies or develop alternative products that may be competitive with the medicine that is part of the collaboration with us;
●	pursue higher-priority programs or change the focus of its own development programs; or
●	choose to devote fewer resources to our medicines than it does for its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including SPINRAZA.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter the clinic, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors’ expectations, including milestones related to SPINRAZA, TEGSEDI and WAYLIVRA, the price of our securities could decrease.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of March 31, 2019, we had cash, cash equivalents and short-term investments equal to approximately $2.3 billion. If we do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license our medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization for SPINRAZA, TEGSEDI and WAYLIVRA;
●	additional marketing approvals for WAYLIVRA and TEGSEDI;
●	the profile and launch timing of our medicines, including TEGSEDI and WAYLIVRA;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations; and
●	competing technological and market developments, including the introduction by others of new therapies that address our markets.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2019, the market price of our common stock ranged from $39.07 to $81.59 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors’ reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our medicines and general market conditions.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us. For example, the Tax Act represented a substantial change to tax laws in the U.S. and although it did not have a material impact on our financial statements any future changes or interpretation to this or any other tax laws could have a material effect on our business.

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

10.1
Amended and Restated Strategic Advisory Services Agreement by and between the Registrant and B. Lynne Parshall, dated March 22, 2019.  – Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 26, 2019 and incorporated herein by reference.

10.2	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan. – Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 26, 2019 and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	May 9, 2019

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 9, 2019