Form 10-Q
period 2019-06-30
IONIS PHARMACEUTICALS INC
filed 2019-08-08
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-19125

Ionis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-0336973
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2855 Gazelle Court, Carlsbad, California	92010
(Address of Principal Executive Offices)	(Zip Code)

760-931-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading symbol
Common Stock, $.001 Par Value	The Nasdaq Stock Market LLC	“IONS”

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

The number of shares of voting common stock outstanding as of August 1, 2019 was 140,500,298.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272,523	$278,820
Short-term investments	1,989,508	1,805,252
Contracts receivable	31,615	12,759
Inventories	18,505	8,582
Other current assets	102,071	102,473
Total current assets	2,414,222	2,207,886
Property, plant and equipment, net	135,349	132,160
Patents, net	26,056	24,032
Long-term deferred tax assets	276,360	290,796
Deposits and other assets	25,778	12,910
Total assets	$2,877,765	$2,667,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,628	$28,660
Accrued compensation	20,049	29,268
Accrued liabilities	49,681	47,503
Income taxes payable	4,035	858
Current portion of long-term obligations	14,432	13,749
Current portion of deferred contract revenue	137,388	160,256
Total current liabilities	241,213	280,294
Long-term deferred contract revenue	516,584	567,359
1 percent convertible senior notes	586,797	568,215
Long-term obligations, less current portion	16,091	4,914
Long-term mortgage debt	59,878	59,842
Total liabilities	1,420,563	1,480,624
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 140,393,074 and 137,928,828 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	140	138
Additional paid-in capital	2,177,222	2,047,250
Accumulated other comprehensive loss	(24,252)	(32,016)
Accumulated deficit	(883,726)	(967,293)
Total Ionis stockholders’ equity	1,269,384	1,048,079
Noncontrolling interest in Akcea Therapeutics, Inc.	187,818	139,081
Total stockholders’ equity	1,457,202	1,187,160
Total liabilities and stockholders’ equity	$2,877,765	$2,667,784

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,502	$56,653	$130,212	$97,734
TEGSEDI product sales, net	9,865	—	16,619	—
Licensing and other royalty revenue	7,932	545	9,555	1,487
Total commercial revenue	88,299	57,198	156,386	99,221
Research and development revenue under collaborative agreements	75,514	60,549	304,640	162,944
Total revenue	163,813	117,747	461,026	262,165

Expenses:
Cost of products sold	1,364	—	2,406	—
Research, development and patent	106,165	101,830	212,582	205,897
Selling, general and administrative	75,111	66,198	143,332	109,851
Total operating expenses	182,640	168,028	358,320	315,748

Income (loss) from operations	(18,827)	(50,281)	102,706	(53,583)

Other income (expense):
Investment income	13,735	5,137	25,880	8,748
Interest expense	(11,802)	(11,113)	(23,402)	(22,051)
Other income (expenses)	(45)	45	(192)	(123)

Income (loss) before income tax (expense) benefit	(16,939)	(56,212)	104,992	(67,009)

Income tax (expense) benefit	6,927	(358)	(24,119)	(372)

Net income (loss)	(10,012)	(56,570)	80,873	(67,381)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	9,136	16,215	2,694	25,606

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(876)	$(40,355)	$83,567	$(41,775)

Basic net income (loss) per share	$(0.01)	$(0.29)	$0.62	$(0.30)
Shares used in computing basic net income (loss) per share	140,247	128,712	139,419	127,030
Diluted net income (loss) per share	$(0.01)	$(0.29)	$0.61	$(0.30)
Shares used in computing diluted net income (loss) per share	140,247	128,712	142,499	127,030

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(10,012)	$(56,570)	$80,873	$(67,381)
Unrealized gains (losses) on debt securities, net of tax	3,452	563	7,775	(967)
Currency translation adjustment	(96)	37	(11)	92

Comprehensive income (loss)	(6,656)	(55,970)	88,637	(68,256)

Comprehensive loss attributable to noncontrolling interests	(9,136)	(14,663)	(2,696)	(24,062)

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$2,480	$(41,307)	$91,333	$(44,194)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2018 and 2019
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Capital	Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at March 31, 2018	125,449	$125	$1,576,954	$(33,234)	$(1,242,454)	$301,391	$85,710	$387,101
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	(40,355)	(40,355)	—	(40,355)
Change in unrealized gains (losses), net of tax	—	—	—	563	—	563	—	563
Foreign currency translation	—	—	—	37	—	37	—	37
Biogen stock purchase	11,502	11	447,954	—	—	447,965	—	447,965
Issuance of common stock in connection with employee stock plans	206	1	2,911	—	—	2,912	—	2,912
Stock-based compensation expense	—	—	33,876	—	—	33,876	—	33,876
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(50,134)	—	—	(50,134)	35,471	(14,663)
Balance at June 30, 2018	137,157	$137	$2,011,561	$(32,634)	$(1,282,809)	$696,255	$121,181	$817,436

Balance at March 31, 2019	139,624	$140	$2,117,969	$(27,608)	$(882,850)	$1,207,651	$179,769	$1,387,420
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	(876)	(876)	—	(876)
Change in unrealized gains (losses), net of tax	—	—	—	3,452	—	3,452	—	3,452
Foreign currency translation	—	—	—	(96)	—	(96)	—	(96)
Issuance of common stock in connection with employee stock plans	774	—	34,943	—	—	34,943	—	34,943
Stock-based compensation expense	—	—	41,933	—	—	41,933	—	41,933
Payments of tax withholdings related to vesting of employee stock awards	(5)	—	(438)	—	—	(438)	—	(438)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(17,185)	—	—	(17,185)	8,049	(9,136)
Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2019
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Capital	Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2017	124,976	$125	$1,553,681	$(31,759)	$(1,241,034)	$281,013	$84,267	$365,280
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	(41,775)	(41,775)	—	(41,775)
Change in unrealized gains (losses), net of tax	—	—	—	(967)	—	(967)	—	(967)
Foreign currency translation	—	—	—	92	—	92	—	92
Biogen stock purchase	11,502	11	447,954	—	—	447,965	—	447,965
Issuance of common stock in connection with employee stock plans	679	1	8,575	—	—	8,576	—	8,576
Stock-based compensation expense	—	—	62,327	—	—	62,327	—	62,327
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(60,976)	—	—	(60,976)	36,914	(24,062)
Balance at June 30, 2018	137,157	$137	$2,011,561	$(32,634)	$(1,282,809)	$696,255	$121,181	$817,436

Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	83,567	83,567	—	83,567
Change in unrealized gains (losses), net of tax	—	—	—	7,775	—	7,775	—	7,775
Foreign currency translation	—	—	—	(11)	—	(11)	—	(11)
Issuance of common stock in connection with employee stock plans	2,600	2	102,002	—	—	102,004	—	102,004
Stock-based compensation expense	—	—	87,437	—	—	87,437	—	87,437
Payments of tax withholdings related to vesting of employee stock awards	(136)	—	(8,034)	—	—	(8,034)	—	(8,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(51,433)	—	—	(51,433)	48,737	(2,696)
Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$80,873	$(67,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,253	4,858
Amortization of right-of-use operating lease assets	1,035	—
Amortization of patents	948	895
Amortization of premium (discount) on investments, net	(5,163)	1,845
Amortization of debt issuance costs	957	853
Amortization of convertible senior notes discount	17,661	16,364
Stock-based compensation expense	87,437	62,327
Non-cash losses related to patents, licensing and property, plant and equipment	203	415
Provision for deferred income taxes	14,436	—
Changes in operating assets and liabilities:
Contracts receivable	(16,255)	46,193
Inventories	(5,736)	915
Other current and long-term assets	(6,372)	(5,177)
Accounts payable	(16,104)	(14,239)
Accrued compensation	(9,219)	(10,062)
Accrued liabilities and deferred rent	3,283	(8,218)
Deferred contract revenue	(73,643)	483,814
Net cash provided by operating activities	80,594	513,402

Investing activities:
Purchases of short-term investments	(1,049,274)	(648,902)
Proceeds from short-term investments	877,966	364,048
Purchases of property, plant and equipment	(7,243)	(8,977)
Acquisition of licenses and other assets, net	(2,310)	(1,854)
Net cash used in investing activities	(180,861)	(295,685)

Financing activities:
Proceeds from equity awards	102,004	10,178
Payments of tax withholdings related to vesting of employee stock awards	(8,034)	—
Proceeds from the issuance of common stock to Biogen	—	447,965
Net cash provided by financing activities	93,970	458,143

Net increase in cash and cash equivalents	(6,297)	675,860
Cash and cash equivalents at beginning of period	278,820	129,630
Cash and cash equivalents at end of period	$272,523	$805,490

Supplemental disclosures of cash flow information:
Interest paid	$4,776	$4,753

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$13,920	$—
Amounts accrued for capital and patent expenditures	$3,073	$2,645

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 on the same basis as the audited financial statements for the year ended December 31, 2018. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, and therefore, beginning in July 2017, we no longer owned 100 percent of Akcea. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx.. At June 30, 2019, our ownership was approximately 76 percent. We reflect changes in our ownership of Akcea in our financial statements in the period the change occurs. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

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

In some cases, we deliver a license at the start of an agreement. If we determine that our partner has full use of the license and we do not have any additional material performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and are usually based on scientific progress. For example, in the first quarter of 2019, we earned $35 million in milestone payments from Roche when Roche dosed the first patient in the Phase 3 study of IONIS-HTTRx (RG6042). We did not consider these milestone payments probable until Roche achieved the milestone event because the dosing of a patient was a contingent event that was not within our control. We recognized the milestone payments in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payments.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We recognize royalty revenue in the period in which the counterparty sells the related product, which in certain cases may require us to estimate our royalty revenue. We recognize royalties from SPINRAZA sales in the period in which Biogen records the sale of SPINRAZA.

Commercial Revenue: TEGSEDI product sales, net

We recognize TEGSEDI product sales in the period when our customer obtains control of TEGSEDI, which occurs at a point in time upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Otherwise, payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We exclude from revenues taxes collected from customers relating to product sales and remitted to governmental authorities.

Reserves for TEGSEDI product sales

We record TEGSEDI product sales at our net sales price, or transaction price. We include in our transaction price estimated reserves for discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that we offer within contracts between us and our customers, wholesalers, health care providers and other indirect customers. We estimate our reserves using the amounts we have earned or what we can claim on the associated sales. We classify our reserves as reductions of accounts receivable when we are not required to make a payment or as a current liability when we are required to make a payment in our condensed consolidated balance sheet. In certain cases, our estimates include a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflect our best estimates under the terms of our respective contracts. When calculating our reserves and related product sales, we only recognize amounts to the extent that we consider it probable that we would not have to reverse in a future period a significant amount of the cumulative sales we previously recognized. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net TEGSEDI product sales in the respective period.

The following are the components of variable consideration related to TEGSEDI product sales:

Chargebacks: In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what it pays for the product and the selling price to the qualified healthcare providers. We also estimate the amount of chargebacks related to our estimated product remaining in the distribution channel at the end of the reporting period that we expect our customer to sell to healthcare providers in future periods. We record reserves for these chargebacks related to TEGSEDI product sales to our U.S. customer during the reporting period.

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S. and we record reserves for government rebates based on statutory discount rates and estimated utilization. We estimate Medicaid and Medicare rebates based on a range of possible outcomes that are probability-weighted for the estimated payer mix. We record these reserves as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our TEGSEDI product sales in the same period we recognize the related sale. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts: We provide customary invoice discounts on TEGSEDI product sales to our U.S. customer for prompt payment. We record this discount as a reduction of TEGSEDI product sales in the period in which we recognize the related product revenue.

Distribution fees: We receive and pay for various distribution services from our U.S. customer and wholesalers in our U.S. distribution channel. For services we receive that are either not distinct from the sale of TEGSEDI or for which we cannot reasonably estimate the fair value, we classify such fees as a reduction of TEGSEDI product sales. To the extent that the services we receive are distinct from the sale of TEGSEDI, we classify such fees as SG&A expenses.
Product returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to TEGSEDI’s expiration date. We estimate the amount of TEGSEDI product sales that our customer may return. We record our return estimate as an accrued refund liability on our condensed consolidated balance sheet with a corresponding offset reducing our TEGSEDI product sales in the same period we recognize the related sale. Based on our distribution model for TEGSEDI, contractual inventory limits with our customer and wholesalers and the price of TEGSEDI, we believe we will have minimal returns. Our EU customer only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI; as such, we do not estimate returns in the EU.

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

Milestone payments

We are required to include additional consideration in the transaction price when it is probable. We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our collaboration agreements. Similarly, we include approval milestone payments in the transaction price once the medicine is approved by the applicable regulatory agency. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the second quarter of 2019, we achieved a $7.5 million milestone payment from Biogen when we advanced a new target for an unidentified neurological disease under our 2018 strategic neurology collaboration. We added this payment to the transaction price and allocated it to our R&D services performance obligation. We are recognizing revenue related to this milestone payment over our estimated period of performance.

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

Sublicense fees

We recognize sublicense fee revenue in the period in which a party, who has already licensed our technology, further licenses the technology to another party because we do not have any performance obligations related to the sublicense. For example, in the second quarter of 2019, we earned a $20 million sublicense fee when Alnylam Pharmaceuticals sublicensed our technology to Regeneron Pharmaceuticals.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended June 30, 2019 and 2018, we recognized $46.9 million and $33.3 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the six months ended June 30, 2019 and 2018, we recognized $87.2 million and $62.0 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Products Sold

Our cost of products sold includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of TEGSEDI. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of products sold. Prior to obtaining regulatory approval in July 2018, we expensed a significant portion of the costs we incurred to produce the TEGSEDI supply we are using in the commercial launch as research and development expense. We previously expensed $0.2 million and $0.3 million of costs to produce TEGSEDI related to the TEGSEDI commercial revenue we recognized in the three and six months ended June 30, 2019, respectively.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second, third and fourth quarters of 2018, we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx, increasing our ownership to approximately 76 percent at March 31, 2019. At June 30, 2019, our ownership in Akcea was approximately 76 percent. We reflect changes in our ownership of Akcea in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2019, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in four privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and regulatory approval for WAYLIVRA in May 2019. At June 30, 2019, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any material inventory write-offs for the six months ended June 30, 2019. Total inventory was $18.5 million and $8.6 million as of June 30, 2019 and December 31, 2018, respectively.

Leases

Topic 842 Adoption

In February 2016, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance related to lease accounting. This guidance supersedes the lease requirements we previously followed in Accounting Standards Codification, or ASC, Topic 840, Leases, or Topic 840, and created a new lease accounting standard, Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record on its balance sheet all leases with a term longer than one year. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if its leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease. We adopted Topic 842 on January 1, 2019 and adjusted our opening balance sheet on that date for our right-of-use operating lease assets and operating lease liabilities. At adoption, we recorded $13.5 million in right-of-use operating lease assets and $18.5 million in operating lease liabilities, of which we classified $2 million as a current liability. We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases we had in place as of January 1, 2019. The adoption did not have an impact on our condensed consolidated statement of operations.

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

The calculation of total net income (loss) attributable to our common stockholders for the three and six months ended June 30, 2019 and 2018 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended June 30, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended June 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	70,221	$(0.40)	$(28,244)
Akcea’s net loss attributable to our ownership			$(28,244)
Ionis’ stand-alone net income			27,311
Net loss available to Ionis common stockholders			$(933)
Weighted average shares outstanding			140,247
Basic net loss per share			$(0.01)

Our basic net income per share for the six months ended June 30, 2019, was calculated as follows (in thousands, except per share amounts):

Six months ended June 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	69,406	$(0.06)	$(4,380)
Akcea’s net loss attributable to our ownership			$(4,380)
Ionis’ stand-alone net income			91,008
Net income available to Ionis common stockholders			$86,628
Weighted average shares outstanding			139,419
Basic net income per share			$0.62

Our basic net loss per share for the three months ended June 30, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended June 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	60,832	$(0.72)	$(43,814)
Akcea’s net loss attributable to our ownership			$(43,814)
Ionis’ stand-alone net income			5,882
Net loss available to Ionis common stockholders			$(37,932)
Weighted average shares outstanding			128,712
Basic net loss per share			$(0.29)

Our basic net loss per share for the six months ended June 30, 2018, was calculated as follows (in thousands, except per share amounts):

Six months ended June 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss

Common shares	53,183	$(1.19)	$(63,198)
Akcea’s net loss attributable to our ownership			$(63,198)
Ionis’ stand-alone net income			24,668
Net income available to Ionis common stockholders			$(38,530)
Weighted average shares outstanding			127,030
Basic net loss per share			$(0.30)

Dilutive net income (loss per share)

For the six months ended June 30, 2019, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period.

We calculated our diluted net income per share for the six months ended June 30, 2019 as follows (in thousands except per share amounts):

Six months ended June 30, 2019	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to Ionis common stockholders	$86,628	139,419	$0.62
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,327
Shares issuable upon restricted stock award issuance	—	745
Shares issuable related to our Employee Stock Purchase Plan	—	8
Income available to Ionis common stockholders	$86,628	142,499	$0.61

For the six months ended June 30, 2019, the calculation excluded the 1 percent notes because the effect on diluted earnings per share was anti-dilutive.

For the three months ended June 30, 2019 and the three and six months ended June 30, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2019 and 2018, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.4%	2.3%
Dividend yield	0.0%	0.0%
Volatility	60.3%	63.1%
Expected life	4.6 years	4.6 years

Ionis Board of Director Stock Options:
Six Months Ended June 30, 2019
Risk-free interest rate	2.0%
Dividend yield	0.0%
Volatility	60.6%
Expected life	6.7 years

During the six months ended June 30, 2019 we granted stock options to a new member of our board of directors. During the six months ended June 30, 2018 we did not grant options to our board of directors.

Ionis ESPP:
	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	45.5%	44.4%
Expected life	6 months	6 months

Ionis RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2019 was $59.27 per share. The weighted-average grant date fair value of RSUs granted to our board of directors for the six months ended June 30, 2019 was $63.90 per share.

In addition to our stock plans, Akcea has its own stock plan under which it grants options and RSUs and under which it derives its stock-based compensation expense. The following are the weighted-average Black-Scholes assumptions Akcea used under its plan for the six months ended June 30, 2019 and 2018:

Akcea Employee Stock Options:
	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	2.8%
Dividend yield	0.0%	0.0%
Volatility	76.3%	77.7%
Expected life	6.1 years	6.1 years

Akcea Board of Directors Stock Options:
	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.9%	2.9%
Dividend yield	0.0%	0.0%
Volatility	74.3%	78.2%
Expected life	6.3 years	6.4 years

Akcea ESPP:
	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	64.1%	62.3%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold	$137	$—	$255	$—
Research, development and patent	23,756	19,236	48,191	38,918
Selling, general and administrative	18,040	14,640	38,991	23,409
Total non-cash stock-based compensation expense	$41,933	$33,876	$87,437	$62,327

As of June 30, 2019, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $162.7 million and $61.3 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.8 years, respectively.

Amendment to Equity Plan

In June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan to increase the total number of shares reserved for issuance under the plan from 16 million to 23 million shares.

Impact of Recently Issued Accounting Standards

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it could have on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We plan to adopt this guidance on January 1, 2020 on a prospective basis. We are currently assessing the effects this updated guidance could have on our condensed consolidated financial statements and disclosures.

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

●	We will use the “unit of account” concept when we receive consideration under a collaborative arrangement to determine when we recognize revenue or a contra expense

3)
The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we will not recognize revenue for the transaction

The updated guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it could have on our condensed consolidated financial statements and disclosures.

3.  Investments

As of June 30, 2019, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2019:

One year or less	76%
After one year but within two years	19%
After two years but within three years	5%
Total	100%

As illustrated above, at June 30, 2019, 95 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At June 30, 2019, we had an ownership interest of less than 20 percent in four private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded companies are ProQR and ATL.

The following is a summary of our investments (in thousands):

		Gross Unrealized
June 30, 2019	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$938,816	$1,186	$(280)	$939,722
Debt securities issued by U.S. government agencies	135,286	152	(17)	135,421
Debt securities issued by the U.S. Treasury (2)	312,299	332	(4)	312,627
Debt securities issued by states of the U.S. and political subdivisions of the states	61,882	16	(91)	61,807
Other municipal debt securities	2,939	3	—	2,942
Total securities with a maturity of one year or less	1,451,222	1,689	(392)	1,452,519
Corporate debt securities	395,728	2,686	(179)	398,235
Debt securities issued by U.S. government agencies	129,498	428	(106)	129,820
Debt securities issued by the U.S. Treasury	25,607	46	(23)	25,630
Debt securities issued by states of the U.S. and political subdivisions of the states	8,817	19	(12)	8,824
Total securities with a maturity of more than one year	559,650	3,179	(320)	562,509
Total available-for-sale securities	$2,010,872	$4,868	$(712)	$2,015,028
Equity securities:
Total equity securities included in other current assets (3)	$1,212	$—	$(316)	$896
Total available-for-sale and equity securities	$2,012,084	$4,868	$(1,028)	$2,015,924

		Gross Unrealized
December 31, 2018	Cost (1)	Gains	Losses	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$956,879	$13	$(1,858)	$955,034
Debt securities issued by U.S. government agencies	168,839	3	(104)	168,738
Debt securities issued by the U.S. Treasury	244,640	15	(77)	244,578
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	63,572	—	(323)	63,249
Total securities with a maturity of one year or less	1,433,930	31	(2,362)	1,431,599
Corporate debt securities	299,018	194	(1,286)	297,926
Debt securities issued by U.S. government agencies	107,789	194	(109)	107,874
Debt securities issued by the U.S. Treasury	15,600	—	(24)	15,576
Debt securities issued by states of the U.S. and political subdivisions of the states	16,980	—	(287)	16,693
Total securities with a maturity of more than one year	439,387	388	(1,706)	438,069
Total available-for-sale securities	$1,873,317	$419	$(4,068)	$1,869,668
Equity securities:
Total equity securities included in other current assets (3)	1,212	137	—	1,349
Total available-for-sale and equity securities	$1,874,529	$556	$(4,068)	$1,871,017

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)
We recognize our equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2019. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
(In thousands)	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	145	$340,153	$(302)	$63,109	$(157)	$403,262	$(459)
Debt securities issued by U.S. government agencies	14	89,023	(105)	2,980	(18)	92,003	(123)
Debt securities issued by the U.S. Treasury	3	47,104	(27)	—	—	47,104	(27)
Debt securities issued by states of the U.S. and political subdivisions of the states	23	—	—	40,717	(103)	40,717	(103)
Total temporarily impaired securities	185	$476,280	$(434)	$106,806	$(278)	$583,086	$(712)

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

The following tables present the major security types we held at June 30, 2019 and December 31, 2018 that we regularly measure and carry at fair value. At June 30, 2019 and December 31, 2018, our ProQR investment was subject to trading restrictions that extend through the fourth quarter of 2019; as a result, we included a lack of marketability discount in valuing this investment,  which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2018 to June 30, 2019. The tables below segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$167,789	$167,789	$—	$—
Corporate debt securities (2)	1,337,957	—	1,337,957	—
Debt securities issued by U.S. government agencies (3)	265,241	—	265,241	—
Debt securities issued by the U.S. Treasury (4)	338,257	338,257	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	70,631	—	70,631	—
Other municipal debt securities (3)	2,942	—	2,942	—
Investment in ProQR Therapeutics N.V. (5)	896	—	—	896
Total	$2,183,713	$506,046	$1,676,771	$896

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$146,281	$146,281	$—	$—
Corporate debt securities (6)	1,252,960	—	1,252,960	—
Debt securities issued by U.S. government agencies (3)	276,612	—	276,612	—
Debt securities issued by the U.S. Treasury (7)	260,154	260,154	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	79,942	—	79,942	—
Investment in ProQR Therapeutics N.V. (5)	1,349	—	—	1,349
Total	$2,017,298	$406,435	$1,609,514	$1,349

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents.

(2)	$4.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	$21.6 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	Included in other current assets.

(6)	$50.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

(7)	$14.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1 percent notes had a fair value of $813.8 million at June 30, 2019. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for these leases.

Amounts related to our operating leases were as follows (dollar amounts in millions):

At June 30, 2019

Right-of-use operating lease assets (1)	$12.9
Operating lease liabilities (2)	$17.7
Weighted average remaining lease term	8.7 years
Weighted average discount rate	7.6%

(1)	Included in deposits and other assets on our condensed consolidated balance sheet.

(2)	Current portion of $1.9 million was included in current portion of long-term obligations on our condensed consolidated balance sheet, with the difference included in long-term obligations.

During the six months ended June 30, 2019, we paid $2.0 million of rent payments, which was included in operating activities in our condensed consolidated statement of cash flows.

As of June 30, 2019, the payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2019	$1,548
Years ending December 31,
2020	3,124
2021	2,855
2022	2,607
2023	2,505
Thereafter	11,861
Total minimum lease payments	24,500
Less:
Imputed interest	(6,823)
Total operating lease liabilities	$17,677

Rent expense was $1.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. Rent expense was $1.9 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

6.  Income Taxes

We recorded an income tax benefit of $6.9 million and an income tax expense of $24.1 million for the three and six months ended June 30, 2019, compared to income tax expense of $0.4 million for the same periods in 2018. The tax benefit recorded for the three months ended June 30, 2019 varies from what we would have recorded using the U.S. federal statutory rate primarily due to a state tax benefit resulting from our combined state tax filings with Akcea, estimated R&D and orphan drug credits and excess tax benefits related to share-based compensation. The increase in our income tax expense for the six months ended June 30, 2019 was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. We expect to utilize our deferred tax assets to partially offset our U.S. federal taxable income.

7.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first six months of 2019 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense medicines for the treatment of SMA. Additionally, we and Biogen are currently developing six other medicines to treat neurodegenerative diseases under these collaborations, including tofersen (formerly IONIS-SOD1Rx) for ALS patients with SOD1 mutations, or SOD1-ALS, which Biogen moved into a Phase 3 study in the first quarter of 2019, IONIS-MAPTRx for Alzheimer’s disease, IONIS-C9Rx for ALS patients with C9ORF72 mutations, and IONIS-BIIB6Rx, IONIS-BIIB7Rx and IONIS-BIIB8Rx to treat undisclosed neurodegenerative diseases. In addition to these medicines, we and Biogen are evaluating numerous additional targets to develop medicines to treat neurological diseases. From inception through June 2019, we have received $2.2 billion from our Biogen collaborations, including $1 billion we received from Biogen in the second quarter of 2018 for our 2018 strategic neurology collaboration.

During the three and six months ended June 30, 2019 and 2018, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SPINRAZA royalties (commercial revenue)	$70.5	$56.7	$130.2	$97.7
R&D revenue	31.9	21.3	56.4	32.2
Total revenue from our relationship with Biogen	$102.4	$78.0	$186.6	$129.9
Percentage of total revenue	63%	66%	41%	50%

2018 Strategic Neurology

In the second quarter of 2019, we achieved two $7.5 million milestone payments from Biogen when we advanced two new targets for unidentified neurological diseases under the 2018 strategic neurology collaboration. These milestone payments did not create new performance obligations because they are part of our original R&D services performance obligation. Therefore, we included these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation based on the percentage of completion. From inception through June 2019, we have included $582 million in payments in the transaction price for our R&D services performance obligation under our 2018 strategic neurology collaboration with Biogen. We currently estimate we will satisfy our performance obligation in June 2028.

We will achieve the next payment of $7.5 million if Biogen designates another target under our 2018 strategic neurology collaboration.

2012 Neurology

In the second quarter of 2019, we achieved a $7.5 million milestone payment from Biogen when we advanced IONIS-MAPTRx under the 2012 neurology collaboration. This milestone payment did not create a new performance obligation because it is part of our performance obligation to conduct development of IONIS-MAPTRx. Therefore, we included the amount in our transaction price for our IONIS-MAPTRx development performance obligation. We are recognizing revenue for our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through June 2019, we have included $25.5 million in the transaction price for our IONIS-MAPTRx development performance obligation under our neurology collaboration with Biogen. We currently estimate we will satisfy our performance obligation in September 2020.

We will achieve the next payment of up to $10 million if we advance a program under our 2012 neurology collaboration.

During the first half of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Biogen collaborations.

Our condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 included deferred revenue of $540.8 million and $580.9 million, respectively, related to our relationship with Biogen.

Research, Development and Commercialization Partners

Roche

We have two collaborations with Roche, one to develop treatments for Huntington's disease, or HD, and one to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. In December 2017, upon completion of the Phase 1/2 study of IONIS-HTTRx, Roche exercised its option to license IONIS-HTTRx and is now responsible for the global development, regulatory and commercialization activities for IONIS-HTTRx. In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. The first indication we plan to pursue is the treatment of patients with geographic atrophy, or GA, the advanced stage of dry age-related macular degeneration, or AMD. We are responsible for conducting a Phase 2 study in patients with dry AMD. In addition, we plan to evaluate the medicine for a severe and rare renal indication. Roche has the option to license IONIS-FB-LRx at the completion of these studies. Upon licensing, Roche will be responsible for all further global development, regulatory and commercialization activities and costs. From inception through June 2019, we have received over $220 million from our Roche collaborations, including $35 million in milestone payments we earned in the first quarter of 2019 when Roche dosed the first patient in a Phase 3 study for IONIS-HTTRx. We will achieve the next payment of $15 million if Roche advances IONIS-HTTRx.

During the three and six months ended June 30, 2019 and 2018, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
R&D revenue	$6.4	$1.7	$47.6	$3.6
Percentage of total revenue	4%	1%	10%	1%

Our revenue in the first half of 2019 included $35 million of milestone payments we earned when Roche dosed the first patient in the Phase 3 study of IONIS-HTTRx in the first quarter of 2019. We recognized these milestone payments in full in the first quarter of 2019 because we do not have any performance obligations related to these milestone payments, as Roche is conducting the Phase 3 study of IONIS-HTTRx.

During the first half of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Roche collaborations.

Our condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 included deferred revenue of $61.2 million and $72.6 million, respectively, related to our relationship with Roche.

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

Novartis

In January 2017, we and Akcea initiated a collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Novartis has an exclusive option to further develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of API for each medicine. If Novartis exercises an option for either of these medicines, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such medicine. In the first quarter of 2019, Novartis licensed AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx, including a global pivotal cardiovascular outcomes study, for which planning and initiation activities are underway. From inception through June 2019, we have received over $343 million from our Novartis collaboration, including $150 million we earned from Novartis in the first quarter of 2019 for the license of AKCEA-APO(a)-LRx. Akcea paid us $75 million as a sublicense fee in 2.8 million shares of Akcea common stock.

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

During the three and six months ended June 30, 2019 and 2018, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
R&D revenue	$10.7	$18.3	$167.8	$35.4
Percentage of total revenue	7%	16%	36%	14%

During the first half of 2019, we did not have any changes to our performance obligations, except as noted above, or the timing in which we expect to recognize revenue under our Novartis collaboration.

Our condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 included deferred revenue of $15.8 million and $28.8 million, respectively, related to our relationship with Novartis.

8.  Segment Information

We have two reportable segments, Ionis Core and Akcea Therapeutics. At June 30, 2019 we owned approximately 76 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

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

The following tables show our segment revenue and income (loss) from operations for the three and six months ended June 30, 2019 and 2018 (in thousands), respectively.

Three Months Ended June 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,502	$—	$—	$70,502
TEGSEDI product sales, net	—	9,865	—	9,865
Licensing and other royalty revenue	4,896	6,036	(3,000)	7,932
Total commercial revenue	75,398	15,901	(3,000)	88,299
R&D revenue under collaborative agreements	64,791	10,723	—	75,514
Total segment revenue	$140,189	$26,624	$(3,000)	$163,813
Total operating expenses	$121,774	$65,328	$(4,462)	$182,640
Income (loss) from operations	$18,415	$(38,704)	$1,462	$(18,827)

Three Months Ended June 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$56,653	$—	$—	$56,653
Licensing and other royalty revenue	545	—	—	545
Total commercial revenue	57,198	—	—	57,198
R&D revenue under collaborative agreements	42,228	18,321	—	60,549
Total segment revenue	$99,426	$18,321	$—	$117,747
Total operating expenses	$85,875	$81,744	$409	$168,028
Income (loss) from operations	$13,551	$(63,423)	$(409)	$(50,281)

Six Months Ended June 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$130,212	$—	$—	$130,212
TEGSEDI product sales, net	—	16,619	—	16,619
Licensing and other royalty revenue	6,519	6,036	(3,000)	9,555
Total commercial revenue	136,731	22,655	(3,000)	156,386
R&D revenue under collaborative agreements	225,347	167,785	(88,492)	304,640
Total segment revenue	$362,078	$190,440	$(91,492)	$461,026
Total operating expenses	$236,290	$202,938	$(80,908)	$358,320
Income (loss) from operations	$125,788	$(12,498)	$(10,584)	$102,706

Six Months Ended June 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$97,734	$—	$—	$97,734
Licensing and other royalty revenue	1,487	—	—	1,487
Total commercial revenue	99,221	—	—	99,221
R&D revenue under collaborative agreements	132,744	35,429	(5,229)	162,944
Total segment revenue	$231,965	$35,429	$(5,229)	$262,165
Total operating expenses	$191,419	$129,179	$(4,850)	$315,748
Income (loss) from operations	$40,546	$(93,750)	$(379)	$(53,583)

The following table shows our total assets by segment at June 30, 2019 and December 31, 2018 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
June 30, 2019	$3,173,752	$434,120	$(730,107)	$2,877,765
December 31, 2018	$2,975,491	$365,261	$(672,968)	$2,667,784

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have three commercial medicines approved in major markets around the world, SPINRAZA, TEGSEDI and WAYLIVRA. We have two medicines in Phase 3 studies, IONIS-HTTRx, for Huntington’s disease, and tofersen, for SOD1-ALS. We also have the potential for two more medicines to begin Phase 3 studies this year and additional medicines to begin Phase 3 studies by the end of 2020. These medicines, along with the more than 30 additional medicines in our pipeline, represent multiple potential drivers of value for years to come. We believe our efficient drug discovery platform, coupled with our innovation-centric business model, provides us with the flexibility to determine the optimal development and commercialization strategy to maximize the commercial opportunity for each of our medicines and ensure that we continue to produce transformative medicines for patients who need them. We believe we are positioned to drive substantial value for patients and shareholders.

As of June 2019, SPINRAZA was approved in over 40 countries around the world, and our partner Biogen, who is responsible for global SPINRAZA commercial activities, reported that more than 8,400 patients were on SPINRAZA therapy. SPINRAZA was the first approved medicine for the treatment of SMA. SPINRAZA is the established foundation-of-care for patients of all ages and all SMA types with this progressive, debilitating and often fatal genetic disease. In November 2018, SPINRAZA was recognized with the 2018 International Prix Galien award as Best Biotechnology Product. This prestigious honor marks the seventh Prix Galien award for SPINRAZA. Through June 30, 2019, we have earned more than $480 million in commercial revenues from royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of polyneuropathy caused by hATTR in adult patients. hATTR is a debilitating, progressive, and fatal disease. Akcea, our majority-owned affiliate focused on developing and commercializing medicines to treat patients with rare and serious diseases, launched TEGSEDI globally in late 2018. Our aim is to make TEGSEDI available globally. We plan to achieve this in part through Akcea’s exclusive license agreement with PTC to commercialize TEGSEDI in Latin America. In January 2019, PTC filed an application for regulatory approval in Brazil with ANVISA, the Brazilian regulatory authority. ANVISA granted priority review for TEGSEDI. We have earned nearly $20 million in TEGSEDI product sales since launching late last year.

WAYLIVRA, a self-administered, subcutaneous medicine, received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for pancreatitis. We and Akcea are on track to launch WAYLIVRA in the EU this quarter and we are also focused on regulatory discussions in the U.S and Canada. Akcea plans to leverage its existing commercial infrastructure in Europe to market WAYLIVRA. Akcea is continuing to conduct open-label extension and early access programs. We and Akcea also conducted a study of WAYLIVRA for the treatment of people with familial partial lipodystrophy, or FPL. People with FPL lack subcutaneous adipose tissue and have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. In August 2019, we and Akcea announced topline results from the BROADEN study in patients with FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met an important secondary endpoint with a statistically significant reduction in liver fat. Additionally, WAYLIVRA demonstrated a good safety and tolerability profile in patients with FPL in the BROADEN study. We and Akcea are continuing to evaluate the data from this study and are assessing next steps.

In addition to commercializing TEGSEDI and preparing to commercialize WAYLIVRA, Akcea has four other clinical-stage medicines in its pipeline: AKCEA-APO(a)-LRx (TQJ230), AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these medicines into Akcea ensures our core focus remains on innovation while enabling us to retain substantial value from these medicines. As of June 2019, we owned approximately 76 percent of Akcea.

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

We have a distinct partnering strategy based on each specific medicine and the expertise and resources we and our potential partners may bring to a collaboration. We may also develop and commercialize some medicines through affiliates. In general, these are medicines, like TEGSEDI and WAYLIVRA, that can benefit from our internal expertise and infrastructure, have manageable development plans and costs, and have the potential for initial rare disease indications. For other medicines, we may establish collaborations to advance the medicine. We have alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our medicines, advancing our technology, preparing to commercialize our medicines and selling our medicines. Our partners include the following companies, among others: AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis and Roche. Our partners bring resources and expertise that augment and build upon our internal capabilities. We have the potential to earn over $20 billion in future milestone payments and licensing fees from our existing partnerships.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenue	$163,813	$117,747	$461,026	$262,165
Total operating expenses	$182,640	$168,028	$358,320	$315,748
Income (loss) from operations	$(18,827)	$(50,281)	$102,706	$(53,583)
Net income (loss)	$(10,012)	$(56,570)	$80,873	$(67,381)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(876)	$(40,355)	$83,567	$(41,775)

Our revenue for the three and six months ended June 30, 2019 was $163.8 million and $461.0 million, respectively, and increased significantly compared to the same periods in 2018. Our revenue for the first half of 2019 increased primarily due to the $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx and a more than 30 percent increase in commercial revenue from SPINRAZA royalties.

Our operating expenses for the three and six months ended June 30, 2019 were $182.6 million and $358.3 million, respectively, and increased over the same periods in 2018. The increase in operating expenses was principally due to our investments in the global launch of TEGSEDI.

During the first half of 2019 we received more than $370 million in payments from our partners, including $152 million from Biogen, $156 million from Novartis and $35 million from Roche. This is compared to more than $1.2 billion received in the first half of 2018, which included $1 billion from Biogen for our 2018 strategic neurology collaboration. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2019 and beyond.

Recent Business Highlights (Q2 2019 and subsequent activities)

●	SPINRAZA – a worldwide foundation-of-care for the treatment of patients of all ages with SMA
o	Worldwide sales of SPINRAZA increased by nearly 30 percent to $1 billion in the first half of 2019 compared to 2018.
o	Patients on SPINRAZA treatment increased by approximately 12 percent, compared to last quarter, to approximately 8,400 patients across global, commercial, clinical and expanded access settings.
o	Biogen believes the global SMA opportunity to be significantly greater than previous estimates, with over 45,000 patients in markets where Biogen has a direct presence.

●	TEGSEDI – launch underway in multiple markets for the treatment of polyneuropathy of hATTR in adult patients
o	Product sales were $17 million in the first half of 2019 and $10 million in the second quarter of 2019.
o	On track to launch in England this quarter following a positive reimbursement recommendation from NICE.
o	Launch in additional EU countries planned; launch in Latin America planned with PTC Therapeutics.

●	WAYLIVRA – the only medicine approved in the EU for the treatment of adults with genetically confirmed familial chylomicronemia syndrome (FCS) at high risk for pancreatitis
o	On track to launch in the EU this quarter, beginning in Germany, with additional EU country launches planned in 2020.
o	Encouraging discussions continued with the U.S. Food and Drug Administration to clarify a path forward in the U.S.
o	Received $6 million milestone payment from PTC Therapeutics for the EU approval of WAYLIVRA in the second quarter.
o
Achieved the primary endpoint of a statistically significant reduction in triglyceride levels and an important secondary endpoint of a statistically significant reduction in liver fat with good safety and tolerability in patients with FPL in the BROADEN study.

●	We achieved positive results in our program to treat patients with hepatitis B viral infection as reported by GSK.
●	We initiated a Phase 2 study of IONIS-FB-LRx in patients with geographic atrophy secondary to age-related macular degeneration.
●	We initiated a Phase 2 study of IONIS-PKK-LRx in patients with hereditary angioedema.
●	We appointed Joan E. Herman, MBA, MS, president and chief executive officer of Herman and Associates, LLC to our board of directors.

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

Results of Operations

Revenue

Total revenue for the three and six months ended June 30, 2019 was $163.8 million and $461.0 million, respectively, compared to $117.7 million and $262.2 million for the same periods in 2018 and was comprised of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,502	$56,653	$130,212	$97,734
TEGSEDI product sales, net	9,865	—	16,619	—
Licensing and other royalty revenue	7,932	545	9,555	1,487
Total commercial revenue	88,299	57,198	156,386	99,221
R&D revenue:
Amortization from upfront payments	40,556	33,761	75,345	61,090
Milestone payments	12,016	11,522	52,032	18,418
License fees	21,626	820	172,689	62,579
Other services	1,316	14,446	4,574	20,857
Total R&D revenue	75,514	60,549	304,640	162,944
Total revenue	$163,813	$117,747	$461,026	$262,165

For the first half of 2019, we significantly increased both commercial revenue and R&D revenue, compared to the same period in 2018. Commercial revenue from SPINRAZA royalties increased over 30 percent primarily due to increased SPINRAZA product sales. TEGSEDI product sales increased more than 40 percent over the first quarter of this year and were another important source of commercial revenue for us.

Our R&D revenue substantially increased in the first half of 2019 compared to the same period in 2018 primarily due to the following:

●	$150 million we earned from Novartis when Novartis licensed AKCEA-APO(a)-LRx;
●	$35 million we earned from Roche when Roche enrolled the first patient in the Phase 3 study of IONIS-HTTRx in patients with Huntington's disease; and
●	$20 million we earned from Alnylam when Alnylam licensed our technology to Regeneron.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2019 were $182.6 million and $358.3 million, respectively, and increased compared to $168.0 million and $315.7 million for the same periods in 2018. Our operating expenses increased year over year principally due to our investment in the global launch of TEGSEDI. Stock-based compensation expense increased year over year primarily due to the increase in the grant date fair value of Akcea options granted and from stock option grants made to new employees as Akcea continued to build out its organization.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$82,739	$64,125	$161,254	$147,601
Akcea Therapeutics	62,430	69,618	190,536	110,670
Elimination of intercompany activity	(4,462)	409	(80,908)	(4,850)
Subtotal	140,707	134,152	270,882	253,421
Non-cash compensation expense related to equity awards	41,933	33,876	87,438	62,327
Total operating expenses	$182,640	$168,028	$358,320	$315,748

To analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Cost of Products Sold

Our cost of products sold consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and certain associated period costs. We do not expect our fixed costs will increase in direct correlation to TEGSEDI product sales. Prior to the regulatory approval of TEGSEDI, we expensed as R&D expense a significant portion of the cost of producing TEGSEDI that Akcea is using in the commercial launch. We expect cost of products sold to increase as we deplete these inventories.

Our cost of products sold by segment were as follows (in thousands):

	June 30, 2019
	Three Months Ended	Six Months Ended
Ionis Core	$—	$—
Akcea Therapeutics	5,645	7,972
Elimination of intercompany activity	(4,419)	(5,822)
Subtotal	1,227	2,151
Non-cash compensation expense related to equity awards	137	255
Total cost of products sold	$1,364	$2,406

For the three and six months ended June 30, 2019, our cost of products sold was $1.2 million and $2.2 million, respectively. We began recognizing cost of products sold in the third quarter of 2018 when TEGSEDI was approved. We previously expensed $0.2 million and $0.3 million of costs to produce the amount of TEGSEDI we sold in the three and six months ended June 30, 2019, respectively. We recognized these costs prior to 2019 because we incurred these costs before we obtained regulatory approval. We did not have cost of products sold in the first half of 2018. Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI in its cost of products sold. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$82,409	$82,594	$164,391	$166,979
Non-cash compensation expense related to equity awards	23,756	19,236	48,191	38,918
Total research, development and patent expenses	$106,165	$101,830	$212,582	$205,897

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$64,745	$45,420	$126,072	$109,407
Akcea Therapeutics	17,707	37,215	113,405	62,872
Elimination of intercompany activity	(43)	(41)	(75,086)	(5,300)
Subtotal	82,409	82,594	164,391	166,979
Non-cash compensation expense related to equity awards	23,756	19,236	48,191	38,918
Total research, development and patent expenses	$106,165	$101,830	$212,582	$205,897

For the three and six months ended June 30, 2019, our total research, development and patent expenses were $82.4 million and $164.4 million, respectively, compared to $82.6 million and $167.0 million for the same periods in 2018. All amounts exclude non-cash compensation expense related to equity awards.

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

Our antisense drug discovery expenses are part of our Ionis Core business segment and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$15,693	$13,590	$30,325	$27,495
Non-cash compensation expense related to equity awards	5,297	4,449	10,790	8,825
Total antisense drug discovery expenses	$20,990	$18,039	$41,115	$36,320

Antisense drug discovery expenses for the three and six months ended June 30, 2019 were $15.7 million and $30.3 million, respectively, and were slightly higher compared to $13.6 million and $27.5 million for the same periods in 2018, due to expenses we incurred related to advancing our early stage research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including the breakdown for medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
WAYLIVRA	$3,134	$6,049	$5,105	$12,450
TEGSEDI	3,426	5,195	8,117	11,031
Other antisense development projects	25,578	20,514	47,888	41,167
Development overhead expenses	16,850	20,528	35,794	37,638
Total antisense drug development, excluding non-cash compensation expense related to equity awards	48,988	52,286	96,904	102,286
Non-cash compensation expense related to equity awards	11,118	8,630	23,352	17,488
Total antisense drug development expenses	$60,106	$60,916	$120,256	$119,774

Antisense drug development expenses were $49.0 million and $96.9 million for the three and six months ended June 30, 2019, respectively, and decreased slightly compared to $52.3 million and $102.3 million for the same periods in 2018. Our development expenses decreased primarily from WAYLIVRA, TEGSEDI and because Akcea has transitioned all further development of AKCEA-APO(a)-LRx to Novartis. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$34,952	$19,974	$64,022	$50,946
Akcea Therapeutics	14,036	32,312	107,882	51,340
Elimination of intercompany activity	—	—	(75,000)	—
Subtotal	48,988	52,286	96,904	102,286
Non-cash compensation expense related to equity awards	11,118	8,630	23,352	17,488
Total antisense drug development expenses	$60,106	$60,916	$120,256	$119,774

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$9,328	$9,689	$19,482	$21,998
Non-cash compensation expense related to equity awards	2,524	2,386	4,581	4,788
Total manufacturing and operations expenses	$11,852	$12,075	$24,063	$26,786

Manufacturing and operations expenses were $9.3 million and $19.5 million for the three and six months ended June 30, 2019, respectively, and decreased slightly compared to $9.7 million and $22.0 million for the same periods in 2018. For the first half of 2019, manufacturing and operations expenses decreased compared to the first half of 2018 primarily due to manufacturing costs we expensed for TEGSEDI in the first quarter of 2018 that did not recur in the first half of 2019. Our manufacturing expenses for TEGSEDI did not recur in 2019 because upon approval in mid-2018, we began capitalizing all TEGSEDI manufacturing costs into inventory and recognizing these expenses into cost of products sold as we sell TEGSEDI. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$8,062	$6,086	$16,860	$17,728
Akcea Therapeutics	1,266	3,603	2,621	9,499
Elimination of intercompany activity	—	—	—	(5,229)
Subtotal	9,328	9,689	19,482	21,998
Non-cash compensation expense related to equity awards	2,524	2,386	4,581	4,788
Total manufacturing and operations expenses	$11,852	$12,075	$24,063	$26,786

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Personnel costs	$3,414	$3,094	$7,324	$6,197
Occupancy	2,254	2,143	4,431	3,902
Patent expenses	673	531	1,196	1,232
Depreciation and amortization	138	99	259	200
Insurance	412	396	823	865
Other	1,509	766	3,647	2,804
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	8,400	7,029	17,680	15,200
Non-cash compensation expense related to equity awards	4,816	3,771	9,467	7,817
Total R&D support expenses	$13,216	$10,800	$27,147	$23,017

R&D support expenses for the three and six months ended June 30, 2019 were $8.4 million and $17.7 million, respectively, and were slightly higher compared to $7.0 million and $15.2 million for the same periods in 2018. R&D support expenses increased slightly primarily due to costs associated with the growth of our business. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$6,038	$5,770	$14,864	$13,238
Akcea Therapeutics	2,405	1,300	2,902	2,033
Elimination of intercompany activity	(43)	(41)	(86)	(71)
Subtotal	8,400	7,029	17,680	15,200
Non-cash compensation expense related to equity awards	4,816	3,771	9,467	7,817
Total R&D support expenses	$13,216	$10,800	$27,147	$23,017

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$57,071	$51,558	$104,341	$86,442
Non-cash compensation expense related to equity awards	18,040	14,640	38,991	23,409
Total selling, general and administrative expenses	$75,111	$66,198	$143,332	$109,851

Selling, general and administrative expenses were $57.1 million and $104.3 million for the three and six months ended June 30, 2019, respectively, and increased compared to $51.6 million and $86.4 million for the same periods in 2018. The increase in SG&A expenses was principally due to the cost of commercializing TEGSEDI. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ionis Core	$17,994	$18,705	$35,181	$38,194
Akcea Therapeutics	39,077	32,403	69,159	47,798
Elimination of intercompany activity	—	450	—	450
Subtotal	57,071	51,558	104,340	86,442
Non-cash compensation expense related to equity awards	18,040	14,640	38,992	23,409
Total selling, general and administrative expenses	$75,111	$66,198	$143,332	$109,851

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold	$5,645	$—	$7,971	$—
Development and patent expenses	17,707	37,215	113,405	62,872
Selling, general and administrative expenses	39,077	32,403	69,159	47,798
Profit (loss) share for TEGSEDI commercialization activities	(11,465)	—	(20,521)	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	50,965	69,618	170,015	110,670
Non-cash compensation expense related to equity awards	14,363	12,126	32,923	18,509
Total Akcea Therapeutics operating expenses	$65,328	$81,744	$202,938	$129,179

Operating expenses for Akcea were $51.0 million and $170.0 million for the three and six months ended June 30, 2019, respectively, compared to $69.6 million and $110.7 million for the same periods in 2018.

In the third quarter of 2018, Akcea began recognizing cost of products sold expenses after the approval of TEGSEDI.

Akcea’s development and patent expenses increased for the six months ended June 30, 2019, compared to the same period in 2018 as a result of the one-time $75 million sublicense fee it paid to Ionis in Akcea common stock for Ionis' portion of the license fee Akcea received from Novartis in the first quarter of 2019. Excluding this one-time sublicense fee, Akcea's development expenses decreased primarily from AKCEA-APO(a)-LRx, because Akcea has transitioned all further development of AKCEA-APO(a)-LRx to Novartis.

Akcea’s SG&A expenses increased in the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily because Akcea was continuing to build its commercial infrastructure and advance commercialization activities necessary to successfully launch TEGSEDI and WAYLIVRA. For each period presented, we allocated a portion of Ionis’ SG&A expenses to Akcea for work we performed on Akcea’s behalf. We include these allocated expenses in Akcea’s SG&A expenses in the table above. All amounts exclude non-cash compensation expense related to equity awards.

In the first quarter of 2019, we began sharing profits and losses for TEGSEDI with Akcea under our TTR licensing agreement. As Akcea is the principal for all commercial activities related to the TTR License Agreement, Akcea records all activities related to TEGSEDI on a gross basis in its statement of operations based on the nature of the activity, including revenues, cost of products sold and sales and marketing expenses. Ionis’ share of the net profit/loss from commercializing TEGSEDI is separately presented on Akcea’s statement of operations on the line titled “Profit (loss) share for TEGSEDI commercialization activities”. Since TEGSEDI is currently generating a loss, this represents the amount Ionis owes Akcea under the licensing agreement for its share of the net loss of TEGSEDI commercialization activities during the period. For the three and six months ended June 30, 2019, our share of losses for TEGSEDI commercialization activities was $11.5 million and $20.5 million, respectively. We eliminate these amounts in our consolidated results.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and six months ended June 30, 2019 was $13.7 million and $25.9 million, respectively, compared to $5.1 million and $8.7 million for the same periods in 2018. The increase in investment income was primarily due to our significantly higher average cash balance and an improvement in the market conditions during the first half of 2019 compared to the same period in 2018.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 was $11.8 million and $23.4 million, respectively, compared to $11.1 million and $22.1 million for the same periods in 2018.

The following table sets forth information on interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,382	$8,693	$18,582	$17,217
Interest expense payable in cash	1,714	1,714	3,428	3,427
Interest on mortgage for primary R&D and manufacturing facilities	601	601	1,183	1,195
Other	105	105	209	212
Total interest expense	$11,802	$11,113	$23,402	$22,051

Income Tax Benefit (Expense)

We recorded an income tax benefit of $6.9 million and an income tax expense of $24.1 million for the three and six months ended June 30, 2019, compared to income tax expense of $0.4 million for the same periods in 2018. The tax benefit recorded for the three months ended June 30, 2019 varies from what we would have recorded using the U.S. federal statutory rate primarily due to a state tax benefit resulting from our combined state tax filings with Akcea, estimated R&D and orphan drug credits and excess tax benefits related to share-based compensation. The increase in our income tax expense for the six months ended June 30, 2019 was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. We expect to utilize our deferred tax assets to partially offset our U.S. federal taxable income.

Net Income (Loss)

We had a net loss of $10.0 million and net income of $80.9 million for the three and six months ended June 30, 2019, respectively, compared to a net loss of $56.6 million and $67.4 million for the same periods in 2018. Our net income was primarily due to increased revenue year-over-year.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At June 30, 2019, we owned approximately 76 percent of Akcea. The shares of Akcea that third parties own represent an interest in Akcea's equity that we do not control. However, because we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and six months ended June 30, 2019, was a loss of $9.1 million and $2.7 million, respectively, compared to $16.2 million and $25.6 million for the same periods in 2018.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $0.9 million for the three months ended June 30, 2019, compared to $40.4 million for the same period in 2018. For the six months ended June 30, 2019 we reported net income attributable to our common stockholders of $83.6 million, compared to a net loss attributable to our common stockholders of $41.8 million for the same period in 2018. The increase was primarily due to increases in revenue.

For the three months ended June 30, 2019, basic and diluted net loss per share were $0.01, compared to $0.29 for the same period in 2018. For the six months ended June 30, 2019, basic and diluted net income per share were $0.62 and $0.61, respectively, compared to basic and diluted net loss per share of $0.30 for the same period in 2018.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. Beginning in December 2016 we added commercial revenue from SPINRAZA royalties. Beginning in the third quarter of 2018 we added product sales from TEGSEDI. From our inception through June 30, 2019, we have earned approximately $3.6 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through June 30, 2019, we have raised net proceeds of approximately $1.8 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At June 30, 2019, we had cash, cash equivalents and short-term investments of $2.3 billion and stockholders’ equity of $1.5 billion. In comparison, we had cash, cash equivalents and short-term investments of $2.1 billion and stockholders’ equity of $1.2 billion at December 31, 2018. Our cash, cash equivalents and short-term investments increased in the first half of 2019 primarily from payments we received from Novartis, Biogen and Roche.

At June 30, 2019, we had consolidated working capital of $2.2 billion compared to $1.9 billion at December 31, 2018. As of June 30, 2019, our debt and other obligations totaled $775.9 million compared to $763.9 million at December 31, 2018. The increase in our debt and other obligations is from the operating lease liability we added to our balance sheet when we adopted the new accounting guidance for leases on January 1, 2019.

The following table summarizes our contractual obligations as of June 30, 2019. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$702.6	$6.9	$695.7	$—	$—
Building mortgage payments	$79.5	$2.4	$4.8	$6.7	$65.6
Financing arrangements (principal and interest payable)	$12.6	$12.6	$—	$—	$—
Other obligations (principal and interest payable)	$1.0	$0.1	$0.1	$0.1	$0.7
Operating leases	$24.5	$3.1	$5.7	$5.0	$10.7
Total	$820.2	$25.1	$706.3	$11.8	$77.0

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At June 30, 2019, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At June 30, 2019, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Additionally, we pay 0.25 percent per annum, payable quarterly in arrears, for any amount unused under the credit facility. As of June 30, 2019 we had $12.5 million in outstanding borrowings under the credit facility with a 2.31 percent fixed interest rate and a maturity date of September 2019. We used these borrowings to fund our capital equipment needs consistent with our historical practice to finance these costs.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2019 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2019.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of products in our development pipeline. For example, ZOLGENSMA (approved in the U.S. for the treatment of pediatric patients less than two years of age with SMA), risdiplam (RG7916), reldesemtiv and firdapse could compete with SPINRAZA, and ONPATTRO (approved in the U.S. and Europe for a similar indication as TEGSEDI), VYNDAQEL and VYNDAMAX (approved in the U.S. for patients with both hereditary and wild type ATTR cardiomyopathy and in the EU for stage 1 hATTR amyloidosis with polyneuropathy), AG10, CRX-1008 and vutrisiran could compete with TEGSEDI. Also, metreleptin and gemcabene could compete with WAYLIVRA, while laquinimod, OMS823, selistat, VX15, WVE-120101 and WVE-120102 could compete with IONIS-HTTRx. Furthermore, arimoclomol could potentially compete with tofersen.

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

The FDA and foreign regulatory bodies have the authority to impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

●	in the U.S., TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis;
●	TEGSEDI requires periodic blood and urine monitoring;
●	in the U.S., TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program; and
●	WAYLIVRA will require periodic blood monitoring.

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

If Akcea cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.*

To successfully commercialize TEGSEDI, Akcea must successfully manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize TEGSEDI and WAYLIVRA in the initial indications Akcea is pursuing, Akcea will need to optimize and maintain a specialty sales force in each global region it expects to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. Akcea may seek to further penetrate markets by expanding its sales force or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

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

If the results of clinical testing indicate that any of our medicines are not suitable for commercial use, we may need to abandon one or more of our drug development programs.*

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense medicines are a relatively new approach to therapeutics. If we cannot demonstrate that our medicines are safe and effective for human use, we may need to abandon one or more of our drug development programs.

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

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the study of WAYLIVRA in patients with FPL, the study of IONIS-HTTRx in patients with Huntington’s disease and the study of tofersen in adults with SOD1-ALS. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we recently completed a study of WAYLIVRA in patients with FPL and we have an ongoing open-label extension study of WAYLIVRA in patients with FCS, an ongoing open-label extension study of TEGSEDI and expanded access programs for each medicine. Adverse events or results from these studies could negatively impact our current or planned marketing approval applications for WAYLIVRA or the commercial opportunity for each product.

Any failure or delay in the clinical studies, including the study of IONIS-HTTRx in patients with Huntington’s disease and the study of tofersen in adults with SOD1-ALS, could reduce the commercial potential or viability of our medicines.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2019, we had an accumulated deficit of approximately $0.9 billion and stockholders’ equity of approximately $1.5 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

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

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of June 30, 2019, we had cash, cash equivalents and short-term investments equal to approximately $2.3 billion. If we do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license our medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2019, the market price of our common stock ranged from $41.05 to $86.58 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors’ reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our medicines and general market conditions.

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

10.1
Amendment No. 1 to Second Amended and Restated Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc., dated May 2, 2019.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101)

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	August 7, 2019

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 7, 2019