Form 10-Q
period 2019-09-30
IONIS PHARMACEUTICALS INC
filed 2019-11-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares of voting common stock outstanding as of October 31, 2019 was 140,663,254.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,939	$278,820
Short-term investments	1,972,891	1,805,252
Contracts receivable	49,077	12,759
Inventories	19,375	8,582
Other current assets	118,809	102,473
Total current assets	2,408,091	2,207,886
Property, plant and equipment, net	148,717	132,160
Patents, net	26,985	24,032
Long-term deferred tax assets	284,997	290,796
Deposits and other assets	26,199	12,910
Total assets	$2,894,989	$2,667,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,146	$28,660
Accrued compensation	24,404	29,268
Accrued liabilities	52,615	47,503
Income taxes payable	1,945	858
Current portion of long-term obligations	2,060	13,749
Current portion of deferred contract revenue	137,607	160,256
Total current liabilities	231,777	280,294
Long-term deferred contract revenue	492,979	567,359
1 percent convertible senior notes	596,355	568,215
Long-term obligations, less current portion	16,016	4,914
Long-term mortgage debt	59,896	59,842
Total liabilities	1,397,023	1,480,624
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 140,636,397 and 137,928,828 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	141	138
Additional paid-in capital	2,219,090	2,047,250
Accumulated other comprehensive loss	(25,375)	(32,016)
Accumulated deficit	(857,563)	(967,293)
Total Ionis stockholders’ equity	1,336,293	1,048,079
Noncontrolling interest in Akcea Therapeutics, Inc.	161,673	139,081
Total stockholders’ equity	1,497,966	1,187,160
Total liabilities and stockholders’ equity	$2,894,989	$2,667,784

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$81,672	$70,010	$211,884	$167,743
Product sales, net	11,945	—	28,563	—
Licensing and other royalty revenue	2,082	12,746	11,638	14,232
Total commercial revenue	95,699	82,756	252,085	181,975
Research and development revenue under collaborative agreements	72,193	62,639	376,833	225,584
Total revenue	167,892	145,395	628,918	407,559

Expenses:
Cost of products sold	967	—	3,373	—
Research, development and patent	104,366	95,255	316,948	301,153
Selling, general and administrative	60,036	68,712	203,368	178,563
Total operating expenses	165,369	163,967	523,689	479,716

Income (loss) from operations	2,523	(18,572)	105,229	(72,157)

Other income (expense):
Investment income	13,136	9,963	39,015	18,711
Interest expense	(12,002)	(11,282)	(35,404)	(33,332)
Other income (expenses)	(140)	(22)	(332)	(145)

Income (loss) before income tax (expense) benefit	3,517	(19,913)	108,508	(86,923)

Income tax (expense) benefit	14,915	(452)	(9,204)	(824)

Net income (loss)	18,432	(20,365)	99,304	(87,747)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	7,732	15,806	10,426	41,412

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$26,163	$(4,559)	$109,730	$(46,335)

Basic net income (loss) per share	$0.19	$(0.03)	$0.81	$(0.33)
Shares used in computing basic net income (loss) per share	140,551	137,346	139,800	130,507
Diluted net income (loss) per share	$0.18	$(0.03)	$0.79	$(0.33)
Shares used in computing diluted net income (loss) per share	143,408	137,346	142,821	130,507

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$18,432	$(20,365)	$99,304	$(87,747)
Unrealized gains (losses) on debt securities, net of tax	(1,110)	133	6,666	(834)
Currency translation adjustment	(13)	(31)	(25)	61

Comprehensive income (loss)	17,309	(20,263)	105,945	(88,520)

Comprehensive loss attributable to noncontrolling interests	(7,729)	(13,943)	(10,423)	(38,005)

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$25,038	$(6,320)	$116,368	$(50,515)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2018 and 2019
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at June 30, 2018	137,157	$137	$2,011,561	$(32,634)	$(1,282,810)	$696,254	$121,181	$817,436
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	(4,559)	(4,559)	—	(4,559)
Change in unrealized gains (losses), net of tax	—	—	—	133	—	133	—	133
Foreign currency translation	—	—	—	(31)	—	(31)	—	(31)
Issuance of common stock in connection with employee stock plans	350	1	6,225	—	—	6,226	—	6,226
Stock-based compensation expense	—	—	34,883	—	—	34,883	—	34,883
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(22,356)	—	—	(22,356)	8,413	(13,943)
Balance at September 30, 2018	137,507	$138	$2,030,313	$(32,532)	$(1,287,369)	$710,550	$129,594	$840,144

Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202
Net income attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	26,163	26,163	—	26,163
Change in unrealized gains (losses), net of tax	—	—	—	(1,110)	—	(1,110)	—	(1,110)
Foreign currency translation	—	—	—	(13)	—	(13)	—	(13)
Issuance of common stock in connection with employee stock plans	255	1	10,130	—	—	10,131	—	10,131
Stock-based compensation expense	—	—	24,126	—	—	24,126	—	24,126
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(11)	—	(10,804)	—	—	(10,804)	—	(10,804)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	18,416	—	—	18,416	(26,145)	(7,729)
Balance at September 30, 2019	140,637	$141	$2,219,090	$(25,375)	$(857,563)	$1,336,293	$161,673	$1,497,966

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018 and 2019
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2017	124,976	$125	$1,553,681	$(31,759)	$(1,241,034)	$281,013	$84,267	$365,280
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	(46,335)	(46,335)	—	(46,335)
Change in unrealized gains (losses), net of tax	—	—	—	(834)	—	(834)	—	(834)
Foreign currency translation	—	—	—	61	—	61	—	61
Biogen stock purchase	11,502	11	447,954	—	—	447,965	—	447,965
Issuance of common stock in connection with employee stock plans	1,029	2	14,800	—	—	14,802	—	14,802
Stock-based compensation expense	—	—	97,210	—	—	97,210	—	97,210
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(83,332)	—	—	(83,332)	45,327	(38,005)
Balance at September 30, 2018	137,507	$138	$2,030,313	$(32,532)	$(1,287,369)	$710,550	$129,594	$840,144

Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income attributable to Ionis Pharmaceuticals, Inc. common stockholders	—	—	—	—	109,730	109,730	—	109,730
Change in unrealized gains (losses), net of tax	—	—	—	6,666	—	6,666	—	6,666
Foreign currency translation	—	—	—	(25)	—	(25)	—	(25)
Issuance of common stock in connection with employee stock plans	2,855	3	112,132	—	—	112,135	—	112,135
Stock-based compensation expense	—	—	111,564	—	—	111,564	—	111,564
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(147)	—	(18,841)	—	—	(18,841)	—	(18,841)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(33,015)	—	—	(33,015)	22,592	(10,423)
Balance at September 30, 2019	140,637	$141	$2,219,090	$(25,375)	$(857,563)	$1,336,293	$161,673	$1,497,966

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$99,304	$(87,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,345	7,650
Amortization of right-of-use operating lease assets	1,433	—
Amortization of patents	1,139	1,356
Amortization of premium (discount) on investments, net	(7,064)	791
Amortization of debt issuance costs	1,448	1,343
Amortization of convertible senior notes discount	26,747	24,781
Stock-based compensation expense	111,564	97,210
Non-cash losses related to patents, licensing and property, plant and equipment	216	482
Provision for deferred income taxes	4,103	—
Changes in operating assets and liabilities:
Contracts receivable	(33,716)	48,223
Inventories	(6,606)	1,604
Other current and long-term assets	(23,377)	(26,573)
Accounts payable	(18,764)	(13,606)
Accrued compensation	(4,864)	(892)
Accrued liabilities and deferred rent	3,909	(14,392)
Deferred contract revenue	(97,029)	447,168
Net cash provided by operating activities	67,788	487,398

Investing activities:
Purchases of short-term investments	(1,617,726)	(1,156,335)
Proceeds from short-term investments	1,465,600	568,517
Purchases of property, plant and equipment	(23,143)	(12,221)
Acquisition of licenses and other assets, net	(4,196)	(3,317)
Net cash used in investing activities	(179,465)	(603,356)

Financing activities:
Proceeds from equity awards	112,137	18,254
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(18,841)	—
Proceeds from the issuance of common stock to Biogen	—	447,965
Principal payments on debt obligations	(12,500)	—
Net cash provided by financing activities	80,796	466,219

Net increase in cash and cash equivalents	(30,881)	350,261
Cash and cash equivalents at beginning of period	278,820	129,630
Cash and cash equivalents at end of period	$247,939	$479,891

Supplemental disclosures of cash flow information:
Interest paid	$5,474	$5,434
Income taxes paid	$9,037	$—

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$14,178	$—
Amounts accrued for capital and patent expenditures	$3,251	$2,296
Purchases of property, plant and equipment included in long-term obligations	$—	$3,596

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 on the same basis as the audited financial statements for the year ended December 31, 2018. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, and therefore, beginning in July 2017, we no longer owned 100 percent of Akcea. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx.. At September 30, 2019, our ownership was approximately 75 percent. In the fourth quarter of 2019, we expect to receive an additional 6.9 million shares of Akcea common stock as payment for the sublicense fee Akcea owes us for Pfizer’s license of AKCEA-ANGPTL3-LRx. We reflect changes in our ownership of Akcea in our financial statements in the period the change occurs. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

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

Commercial Revenue: Product sales, net

We added product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018 and we added product sales from WAYLIVRA to our commercial revenue in the third quarter of 2019. In the U.S., we distribute TEGSEDI through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to TEGSEDI. The 3PL is our sole customer in the U.S. The 3PL then distributes TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distribute TEGSEDI to health care providers and patients. In Europe, prior to the third quarter of 2019 we distributed TEGSEDI through a non-exclusive distribution model with a 3PL that takes title to TEGSEDI. The 3PL was our sole customer in Europe. The 3PL in Europe then distributed TEGSEDI to hospitals and pharmacies. In the third quarter of 2019, we entered into a distribution arrangement with a 3PL and began to sell both TEGSEDI and WAYLIVRA directly to hospitals and pharmacies in Europe.

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods. For example, in the third quarter of 2019, we updated our estimate of the total effort we expect to expend to satisfy our performance obligation under our 2013 Strategic Neurology collaboration with Biogen. As of September 30, 2019, we have completed a significant portion of the research and development services. We expect to complete the remainder of our services in 2020. As a result of our change in estimate, in the third quarter of 2019, we recorded a cumulative catch up adjustment of $16.5 million to decrease revenue. We expect to complete the remainder of our services in 2020. Refer to Note 7, Collaborative Arrangements and Licensing Agreements, for further discussion of the cumulative catch up adjustment we made.

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

Commercial Revenue: Product sales, net

We recognize product sales in the period when our customer obtains control of our products, which occurs at a point in time upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Otherwise, payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We exclude from revenues taxes collected from customers relating to product sales and remitted to governmental authorities.

Reserves for Product sales

We record product sales at our net sales price, or transaction price. We include in our transaction price estimated reserves for discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that we offer within contracts between us and our customers, wholesalers, health care providers and other indirect customers. We estimate our reserves using the amounts we have earned or what we can claim on the associated sales. We classify our reserves as a reduction of accounts receivable when we are not required to make a payment or as a current liability when we are required to make a payment. In certain cases, our estimates include a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflect our best estimates under the terms of our respective contracts. When calculating our reserves and related product sales, we only recognize amounts to the extent that we consider it probable that we would not have to reverse in a future period a significant amount of the cumulative sales we previously recognized. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net product sales in the respective period.

The following are the components of variable consideration related to product sales:

Chargebacks: In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what it pays for the product and the selling price to the qualified healthcare providers. We also estimate the amount of chargebacks related to our estimated product remaining in the distribution channel at the end of the reporting period that we expect our customer to sell to healthcare providers in future periods. We record reserves for these chargebacks related to product sales to our U.S. customer during the reporting period.

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S. and we record reserves for government rebates based on statutory discount rates and estimated utilization. We estimate Medicaid and Medicare rebates based on a range of possible outcomes that are probability-weighted for the estimated payer mix. We record these reserves as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts: We provide customary invoice discounts on product sales to our U.S. customer for prompt payment. We record this discount as a reduction of product sales in the period in which we recognize the related product revenue.

Distribution services: We receive and pay for various distribution services from our U.S. and EU customers and wholesalers in the U.S. For services we receive that are either not distinct from the sale of the product or for which we cannot reasonably estimate the fair value, we classify the costs for such services as a reduction of product sales. To the extent that the services we receive are distinct from the sale of the product, we classify the costs for such services as selling, general and administration, or SG&A, expenses.

Product returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that our customer may return. We record our return estimate as an accrued refund liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale. Based on our distribution model for product sales, contractual inventory limits with our customer and wholesalers and the price of the product, we believe we will have minimal returns. Our EU customers only take title to the product after they receive an order from a hospital or pharmacy and therefore they do not maintain excess inventory levels of our products. Accordingly, we have limited return risk in the EU and we do not estimate returns in the EU.

Other incentives: In the U.S., we estimate reserves for other incentives including co-payment assistance we provide to patients with commercial insurance who have coverage and reside in states that allow co-payment assistance. We record a reserve for the amount we estimate we will pay for co-payment assistance. We base our reserve on the number of estimated claims and our estimate of the cost per claim related to product sales that we have recognized as revenue. We record our other incentive reserve estimates as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the third quarter of 2019, we recognized an $8 million milestone payment when Biogen initiated a Phase 1/2 study of IONIS-LRRK2Rx (BIIB094) for the treatment of people with Parkinson’s disease. We concluded that the milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the milestone payment in full in the third quarter of 2019.

License fees

We generally recognize as revenue the total amount we determine to be the stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the third quarter of 2019, we earned a $25 million license fee when GSK licensed our HBV program from us.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended September 30, 2019 and 2018, we recognized $30.3 million and $37.2 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the nine months ended September 30, 2019 and 2018, we recognized $103.5 million and $80.4 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Products Sold

Our cost of products sold includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of products sold. Prior to obtaining regulatory approval of TEGSEDI in July 2018 and WAYLIVRA in May 2019, we expensed a significant portion of the costs we incurred to produce the supply for each medicine we are using in the commercial launch as research and development expense. We previously expensed $0.2 million and $0.5 million of costs to produce our products related to the product sales revenue we recognized in the three and nine months ended September 30, 2019, respectively.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. From the closing of Akcea’s IPO in July 2017 through mid-April 2018, we owned approximately 68 percent of Akcea. In the second, third and fourth quarters of 2018, we received additional shares of Akcea’s stock related to our license of TEGSEDI and AKCEA-TTR-LRx to Akcea, increasing our ownership percentage to approximately 75 percent. In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx, increasing our ownership to approximately 76 percent at March 31, 2019. At September 30, 2019, our ownership in Akcea was approximately 75 percent. In the fourth quarter of 2019, we expect to receive an additional 6.9 million shares of Akcea common stock as payment for the sublicense fee Akcea owes us for Pfizer’s license of AKCEA-ANGPTL3-LRx. We reflect changes in our ownership of Akcea in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. The shares third parties own represent an interest in Akcea’s equity that is not controlled by us. However, as we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line on the statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for the stock options Akcea grants, which if exercised, will dilute our ownership in Akcea. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2019, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in four privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and in May 2019 for WAYLIVRA. At September 30, 2019, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any material inventory write-offs for the nine months ended September 30, 2019. Total inventory was $19.4 million and $8.6 million as of September 30, 2019 and December 31, 2018, respectively.

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

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on our condensed consolidated balance sheet for operating leases greater than one year. Our right-of-use assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments arising from the lease arrangement. We recognize our right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments we will pay over the lease term. We determined the lease term at the inception of the lease, and in certain cases our lease term could include renewal options if we concluded we were reasonably certain that we will exercise the renewal option.

As our current leases do not provide an interest rate implicit in the lease, we used our or Akcea’s incremental borrowing rate, based on the information available on the date we adopted Topic 842 or as of the lease inception date in determining the present value of future payments. Our right-of-use operating lease asset also includes any lease payments we made and excludes any tenant improvement allowances we received. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

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

The calculation of total net income (loss) attributable to our common stockholders for the three and nine months ended September 30, 2019 and 2018 considered our net income for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net income per share for the three months ended September 30, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss
Common shares	70,221	$(0.34)	$(23,772)
Akcea’s net loss attributable to our ownership			$(23,772)
Ionis’ stand-alone net income			49,930
Net income available to Ionis common stockholders			$26,158
Weighted average shares outstanding			140,551
Basic net income per share			$0.19

Our basic net income per share for the nine months ended September 30, 2019, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss
Common shares	69,681	$(0.40)	$(28,174)
Akcea’s net loss attributable to our ownership			$(28,174)
Ionis’ stand-alone net income			140,938
Net income available to Ionis common stockholders			$112,764
Weighted average shares outstanding			139,800
Basic net income per share			$0.81

Our basic net loss per share for the three months ended September 30, 2018, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss
Common shares	65,538	$(0.73)	$(47,843)
Akcea’s net loss attributable to our ownership			$(47,843)
Ionis’ stand-alone net income			43,226
Net loss available to Ionis common stockholders			$(4,617)
Weighted average shares outstanding			137,346
Basic net loss per share			$(0.03)

Our basic net loss per share for the nine months ended September 30, 2018, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2018	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss
Common shares	57,347	$(1.93)	$(110,680)
Akcea’s net loss attributable to our ownership			$(110,680)
Ionis’ stand-alone net income			67,517
Net loss available to Ionis common stockholders			$(43,163)
Weighted average shares outstanding			130,507
Basic net loss per share			$(0.33)

Dilutive net income (loss per share)

For the three and nine months ended September 30, 2019, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period.

We calculated our diluted net income per share for the three months ended September 30, 2019 as follows (in thousands except per share amounts):

Three months ended September 30, 2019	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to Ionis common stockholders	$26,158	140,551	$0.19
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	1,993
Shares issuable upon restricted stock award issuance	—	844
Shares issuable related to our Employee Stock Purchase Plan	—	20
Income available to Ionis common stockholders	$26,158	143,408	$0.18

We calculated our diluted net income per share for the nine months ended September 30, 2019 as follows (in thousands except per share amounts):

Nine months ended September 30, 2019	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to Ionis common stockholders	$112,764	139,800	$0.81
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,208
Shares issuable upon restricted stock award issuance	—	793
Shares issuable related to our Employee Stock Purchase Plan	—	20
Income available to Ionis common stockholders	$112,764	142,821	$0.79

For the three and nine months ended September 30, 2019, the calculation excluded the 1 percent notes because the effect on diluted earnings per share was anti-dilutive.

For the three and nine months ended September 30, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2019 and 2018, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.3%	2.3%
Dividend yield	0.0%	0.0%
Volatility	60.3%	63.1%
Expected life	4.6 years	4.6 years

Ionis Board of Director Stock Options:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.9%	2.8%
Dividend yield	0.0%	0.0%
Volatility	60.7%	61.5%
Expected life	6.6 years	6.6 years

Ionis ESPP:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.4%	1.8%
Dividend yield	0.0%	0.0%
Volatility	45.6%	47.3%
Expected life	6 months	6 months

Ionis RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2019 was $59.79 per share. The weighted-average grant date fair value of RSUs granted to our board of directors for the nine months ended September 30, 2019 was $64.65 per share.

In addition to our stock plans, Akcea has its own stock plan under which it grants stock options and RSUs and under which it derives its stock-based compensation expense. The following are the weighted-average Black-Scholes assumptions Akcea used under its plan for the nine months ended September 30, 2019 and 2018:

Akcea Employee Stock Options:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.3%	2.7%
Dividend yield	0.0%	0.0%
Volatility	75.6%	77.1%
Expected life	6.1 years	6.1 years

Akcea Board of Directors Stock Options:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.8%	2.9%
Dividend yield	0.0%	0.0%
Volatility	73.8%	78.2%
Expected life	6.3 years	6.4 years

Akcea ESPP:
	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.4%	1.9%
Dividend yield	0.0%	0.0%
Volatility	60.0%	64.2%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products sold	$127	$—	$383	$—
Research, development and patent	23,744	18,780	71,935	57,698
Selling, general and administrative	255	16,103	39,246	39,512
Total non-cash stock-based compensation expense	$24,126	$34,883	$111,564	$97,210

In the third quarter of 2019, three Akcea executive officers terminated their employment and entered into separation agreements with Akcea. As a result, in the third quarter of 2019, Akcea reversed $19.1 million of stock-based compensation expense it had previously recognized related to the executive officers’ stock options and RSUs that were no longer going to vest.

As of September 30, 2019, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $143.9 million and $71.3 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.2 years and 1.6 years, respectively.

Amendment to Equity Plan

In June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan to increase the total number of shares reserved for issuance under the plan from 16 million to 23 million shares.

Share Repurchase Program

In September 2019, our board of directors approved an initial share repurchase program of up to $125 million of our common stock. Our stock repurchase program has no expiration date. To date, we have not repurchased any shares of our common stock.

Impact of Recently Issued Accounting Standards

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We do not anticipate this guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We plan to adopt this guidance on January 1, 2020 on a prospective basis. We do not anticipate this guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

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

3.  Investments

As of September 30, 2019, we had invested our excess cash primarily in debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2019:

One year or less	69%
After one year but within two years	22%
After two years but within three years	9%
Total	100%

As illustrated above, at September 30, 2019, 91 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At September 30, 2019, we had an ownership interest of less than 20 percent in four private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded companies are ProQR and ATL.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
September 30, 2019	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$752,495	$1,484	$(148)	$753,831
Debt securities issued by U.S. government agencies	176,589	321	(45)	176,865
Debt securities issued by the U.S. Treasury (2)	331,371	264	(17)	331,618
Debt securities issued by states of the U.S. and political subdivisions of the states	33,986	4	(27)	33,963
Other municipal debt securities	2,948	—	—	2,948
Total securities with a maturity of one year or less	1,297,389	2,073	(237)	1,299,225
Corporate debt securities	539,820	3,108	(161)	542,767
Debt securities issued by U.S. government agencies	106,536	101	(137)	106,500
Debt securities issued by the U.S. Treasury	34,692	—	(38)	34,654
Debt securities issued by states of the U.S. and political subdivisions of the states	9,283	25	(6)	9,302
Total securities with a maturity of more than one year	690,331	3,234	(342)	693,223
Total available-for-sale securities	$1,987,720	$5,307	$(579)	$1,992,448
Equity securities:
Total equity securities included in other current assets (3)	$1,212	$—	$(606)	$606
Total available-for-sale and equity securities	$1,988,932	$5,307	$(1,185)	$1,993,054

		Gross Unrealized		Estimated
December 31, 2018	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$956,879	$13	$(1,858)	$955,034
Debt securities issued by U.S. government agencies	168,839	3	(104)	168,738
Debt securities issued by the U.S. Treasury	244,640	15	(77)	244,578
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	63,572	—	(323)	63,249
Total securities with a maturity of one year or less	1,433,930	31	(2,362)	1,431,599
Corporate debt securities	299,018	194	(1,286)	297,926
Debt securities issued by U.S. government agencies	107,789	194	(109)	107,874
Debt securities issued by the U.S. Treasury	15,600	—	(24)	15,576
Debt securities issued by states of the U.S. and political subdivisions of the states	16,980	—	(287)	16,693
Total securities with a maturity of more than one year	439,387	388	(1,706)	438,069
Total available-for-sale securities	$1,873,317	$419	$(4,068)	$1,869,668
Equity securities:
Total equity securities included in other current assets (3)	1,212	137	—	1,349
Total available-for-sale and equity securities	$1,874,529	$556	$(4,068)	$1,871,017

(1)	Our available-for-sale securities are held at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)
We recognize our equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2019. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
(In thousands)	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	104	$304,705	$(268)	$31,675	$(41)	$336,380	$(309)
Debt securities issued by U.S. government agencies	28	102,733	(156)	22,974	(26)	125,707	(182)
Debt securities issued by the U.S. Treasury	9	77,918	(55)	—	—	77,918	(55)
Debt securities issued by states of the U.S. and political subdivisions of the states	13	1,498	(1)	15,597	(32)	17,095	(33)
Total temporarily impaired securities	154	$486,854	$(480)	$70,246	$(99)	$557,100	$(579)

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

The following tables present the major security types we held at September 30, 2019 and December 31, 2018 that we regularly measure and carry at fair value. At September 30, 2019 and December 31, 2018, our ProQR investment was subject to trading restrictions that extend to the fourth quarter of 2019; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2018 to September 30, 2019. The tables below segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$202,904	$202,904	$—	$—
Corporate debt securities (2)	1,296,598	—	1,296,598	—
Debt securities issued by U.S. government agencies (3)	283,365	—	283,365	—
Debt securities issued by the U.S. Treasury (4)	366,272	366,272	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	43,265	—	43,265	—
Other municipal debt securities (3)	2,948	—	2,948	—
Investment in ProQR Therapeutics N.V. (5)	606	—	—	606
Total	$2,195,958	$569,176	$1,626,176	$606

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$146,281	$146,281	$—	$—
Corporate debt securities (6)	1,252,960	—	1,252,960	—
Debt securities issued by U.S. government agencies (3)	276,612	—	276,612	—
Debt securities issued by the U.S. Treasury (7)	260,154	260,154	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	79,942	—	79,942	—
Investment in ProQR Therapeutics N.V. (5)	1,349	—	—	1,349
Total	$2,017,298	$406,435	$1,609,514	$1,349

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents.

(2)	$16.6 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	$3.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	Included in other current assets.

(6)	$50.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

(7)	$14.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1 percent notes had a fair value of $783.7 million at September 30, 2019. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

Amounts related to our operating leases were as follows (dollar amounts in millions):

At September 30, 2019

Right-of-use operating lease assets (1)	$13.0
Operating lease liabilities (2)	$17.7
Weighted average remaining lease term	8.3 years
Weighted average discount rate	7.5%

(1)	Included in deposits and other assets on our condensed consolidated balance sheet.

(2)	Current portion of $2.1 million was included in current portion of long-term obligations on our condensed consolidated balance sheet, with the difference included in long-term obligations.

During the nine months ended September 30, 2019, we paid $2.9 million of rent payments, which was included in operating activities in our condensed consolidated statement of cash flows.

As of September 30, 2019, the payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2019	$801
Years ending December 31,
2020	3,282
2021	3,019
2022	2,781
2023	2,520
Thereafter	11,861
Total minimum lease payments	24,264
Less:
Imputed interest	(6,533)
Total operating lease liabilities	$17,731

Rent expense was $0.8 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $2.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

6.  Income Taxes

We recorded an income tax benefit of $14.9 million and an income tax expense of $9.2 million for the three and nine months ended September 30, 2019, compared to income tax expense of $0.5 million and $0.8 million for the same periods in 2018, respectively. The tax benefit recorded for the three months ended September 30, 2019 varies from what we would have recorded using the U.S. federal statutory rate primarily due to a state tax benefit resulting from our combined state tax filings with Akcea, estimated R&D and orphan drug credits, excess tax benefits related to share-based compensation and a benefit related to a change in the estimated tax value of Akcea shares we received in 2018. The increase in our income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. We expect to utilize our deferred tax assets to partially offset our U.S. federal taxable income.

7.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first nine months of 2019 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense medicines for the treatment of SMA. We and Biogen are currently developing eight medicines under collaborations, including medicines to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through September 2019, we have received $2.3 billion from our Biogen collaborations, including $1 billion we received from Biogen in the second quarter of 2018 for our 2018 strategic neurology collaboration.

During the three and nine months ended September 30, 2019 and 2018, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SPINRAZA royalties (commercial revenue)	$81.7	$70.0	$211.9	$167.7
R&D revenue	25.5	34.8	81.9	66.9
Total revenue from our relationship with Biogen	$107.2	$104.8	$293.8	$234.6
Percentage of total revenue	64%	72%	47%	58%

Neurology Collaborations

2018 Strategic Neurology

In the second quarter of 2019, we achieved two $7.5 million milestone payments from Biogen when we advanced two new targets for unidentified neurological diseases under this collaboration. These milestone payments did not create new performance obligations because they are part of our original R&D services performance obligation. Therefore, we included these amounts in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation based on the percentage of completion. From inception through September 2019, we have included $582 million in payments in the transaction price for our R&D services performance obligation under this collaboration. We currently estimate we will satisfy our performance obligation in June 2028.

We will achieve the next payment of $7.5 million if Biogen designates another target under this collaboration.

2013 Strategic Neurology

In the third quarter of 2019, we achieved an $8 million milestone payment when Biogen initiated a Phase 1/2 study of ION859 (IONIS-LRRK2Rx) for the treatment of people with Parkinson’s disease under this collaboration. We concluded that this milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the $8 million milestone payment in full in the third quarter of 2019 because we do not have any performance obligations related to this payment.

From inception through September 2019, we have included $145 million in total payments in the transaction price for our R&D services performance obligation under this collaboration that we are recognizing over our estimated period of performance. We are recognizing revenue as we perform services based on our effort to satisfy our performance obligation relative to the total effort expected to satisfy our performance obligation. In the third quarter of 2019, we updated our estimate of the total effort we expect to expend to satisfy our performance obligation. As of September 30, 2019, we have completed a significant portion of the research and development services. We expect to complete the remainder of our services in 2020. As a result, we recorded a cumulative catch up adjustment of $16.5 million to decrease revenue in the third quarter of 2019. We will recognize this amount over the estimated remaining period we will perform services.

2012 Neurology

In the second quarter of 2019, we achieved a $7.5 million milestone payment from Biogen when we advanced IONIS-MAPTRx for Alzheimer’s disease under this collaboration. This milestone payment did not create a new performance obligation because it is part of our performance obligation to conduct development of IONIS-MAPTRx. Therefore, we included the $7.5 million milestone payment in our transaction price for our IONIS-MAPTRx development performance obligation. We are recognizing revenue for our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through September 2019, we have included $25.5 million in the transaction price for our IONIS-MAPTRx development performance obligation. We currently estimate we will satisfy our performance obligation in September 2020.

We also have a separate performance obligation to perform R&D services under this collaboration. We have allocated $40 million in total payments to the transaction price for our R&D services performance obligation. In the third quarter of 2019, we completed our R&D services performance obligation when we designated a development candidate and Biogen accepted the development candidate. Biogen’s decision to accept the development candidate was not within our control. We were recognizing revenue as we performed services based on our effort to satisfy our performance obligation relative to the total effort expected to satisfy our performance obligation. Because Biogen accepted the development candidate, we recognized $6.3 million of accelerated revenue in the third quarter of 2019.

We will achieve the next payment of up to $10 million if we advance a program under this collaboration.

During the nine months of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Biogen collaborations, except as noted above.

Our condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 included deferred revenue of $532.4 million and $580.9 million, respectively, related to our relationship with Biogen.

Research, Development and Commercialization Partners

Bayer

In May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize our programs targeting FXI for the treatment of clotting disorders. In October 2019, Bayer decided it would advance IONIS-FXI-LRx following positive clinical results and we earned a $10 million milestone payment. At September 30, 2019, we determined that it was not probable that we could earn this milestone payment. As such, we did not recognize any revenue associated with it during the third quarter of 2019. Bayer is now responsible for all global development, regulatory and commercialization activities and costs for the FXI program. From inception through September 2019, we have received over $175 million from our Bayer collaboration, not including the $10 million milestone payment we earned in the fourth quarter of 2019.  We will achieve the next payment of $20 million when Bayer initiates a Phase 3 study under the FXI program.

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new drugs against targets for rare and serious diseases, including infectious diseases and some conditions causing blindness. Our collaboration with GSK includes two drugs targeting hepatitis B virus, or HBV: IONIS-HBVRx and IONIS-HBV-LRx, which we designed to reduce the production of viral proteins associated with HBV infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program, for which we earned a $25 million license fee. From inception through September 2019, we have received more than $164 million in payments under our collaboration with GSK, not including the $25 million license fee, which we expect to receive in the fourth quarter of 2019. We will achieve the next payment of $15 million when GSK initiates a Phase 3 study for a drug under this program.

We identified a new performance obligation when we granted GSK the license of the HBV program and assignment of related intellectual property rights in the third quarter of 2019 because the license is distinct from our other performance obligations. We recognized the $25 million license fee for the HBV program as revenue at that time because GSK had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to GSK.

During the three and nine months ended September 30, 2019 and 2018, we earned the following revenue from our relationship with GSK (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
R&D revenue	$25.1	$0.1	$25.3	$1.5
Percentage of total revenue	15%	0%	4%	0%

We did not have any deferred revenue from our relationship with GSK at September 30, 2019 or December 31, 2018.

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

During the three and nine months ended September 30, 2019 and 2018, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
R&D revenue	$4.7	$1.8	$52.3	$5.4
Percentage of total revenue	3%	1%	8%	1%

Our revenue in the first nine months of 2019 included $35 million of milestone payments we earned when Roche dosed the first patient in the Phase 3 study of IONIS-HTTRx in the first quarter of 2019. We recognized these milestone payments in full in the first quarter of 2019 because we do not have any performance obligations related to these milestone payments, as Roche is conducting the Phase 3 study of IONIS-HTTRx.

During the first nine months of 2019, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Roche collaborations.

Our condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 included deferred revenue of $56.7 million and $72.6 million, respectively, related to our relationship with Roche.

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

Novartis

In January 2017, we and Akcea initiated a collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, Novartis has an exclusive option to further develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Akcea is responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of API for each medicine. If Novartis exercises an option for either of these medicines, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such medicine. In the first quarter of 2019, Novartis licensed AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx, including a global pivotal cardiovascular outcomes study, for which planning and initiation activities are underway. From inception through September 2019, we have received over $343 million from our Novartis collaboration, including $150 million we earned from Novartis in the first quarter of 2019 for the license of AKCEA-APO(a)-LRx. Akcea paid us $75 million as a sublicense fee in 2.8 million shares of Akcea common stock.

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

Novartis has the option to purchase additional API of AKCEA-APO(a)-LRx in the future at agreed upon terms and conditions under our collaboration agreement. We identified a new performance obligation when we delivered additional AKCEA-APO(a)-LRx API to Novartis in the third quarter of 2019 because the delivery of the API is distinct from our other performance obligations. We recognized $5.5  million in revenue for the API we sold to Novartis in the third quarter of 2019.

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

During the three and nine months ended September 30, 2019 and 2018, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
R&D revenue	$8.5	$7.2	$176.3	$42.7
Percentage of total revenue	5%	5%	28%	10%

During the first nine months of 2019, we did not have any changes to our performance obligations, except as noted above, or the timing in which we expect to recognize revenue under our Novartis collaboration.

Our condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 included deferred revenue of $10.8 million and $28.8 million, respectively, related to our relationship with Novartis.

Pfizer

In October 2019, Akcea initiated a collaboration with Pfizer for the license of AKCEA-ANGPTL3-LRx to treat people with cardiovascular and metabolic diseases. Akcea is currently conducting a Phase 2 study of AKCEA-ANGPTL3-LRx for the treatment of non-alcoholic fatty liver disease, or NAFLD. Pfizer is responsible for all development and regulatory activities and costs beyond those associated with the ongoing Phase 2 study.

Under the terms of the agreement, Akcea will receive a $250 million upfront license fee, upon closing the transaction, including receiving Hart-Scott Rodino clearance. Akcea is also eligible to receive development, regulatory and sales milestone payments of up to $1.3 billion and tiered royalties in the mid-teens to low-20 percent range on annual worldwide net sales. Akcea has retained the rights to co-commercialize AKCEA-ANGPTL3-LRx in the U.S. and certain additional markets. The license fee, milestone payments and royalties will be split equally between us and Akcea. Upon receipt of the upfront payment from Pfizer, Akcea expects to pay us its $125 million sublicense fee in 6.9 million shares of Akcea common stock.

8.  Segment Information

We have two reportable segments, Ionis Core and Akcea Therapeutics. At September 30, 2019 we owned approximately 75 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting our antisense technology to generate a broad pipeline of first-in-class and/or best-in-class medicines for us and our partners. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is a biopharmaceutical company focused on developing and commercializing medicines to treat patients with rare and serious diseases. Akcea generates revenue from TEGSEDI and WAYLIVRA product sales and from its collaborations.

The following tables show our segment revenue and income (loss) from operations for the three and nine months ended September 30, 2019 and 2018 (in thousands), respectively.

Three Months Ended September 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$81,672	$—	$—	$81,672
Product sales, net	—	11,945	—	11,945
Licensing and other royalty revenue	1,946	136	—	2,082
Total commercial revenue	83,618	12,081	—	95,699
R&D revenue under collaborative agreements	69,165	8,543	(5,515)	72,193
Total segment revenue	$152,783	$20,624	$(5,515)	$167,892
Total operating expenses	$119,147	$53,215	$(6,993)	$165,369
Income (loss) from operations	$33,636	$(32,591)	$1,478	$2,523

Three Months Ended September 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,010	$—	$—	$70,010
Licensing and other royalty revenue	7,946	12,000	(7,200)	12,746
Total commercial revenue	77,956	12,000	(7,200)	82,756
R&D revenue under collaborative agreements	100,105	7,241	(44,707)	62,639
Total segment revenue	$178,061	$19,241	$(51,907)	$145,395
Total operating expenses	$87,664	$84,249	$(7,946)	$163,967
Income (loss) from operations	$90,397	$(65,008)	$(43,961)	$(18,572)

Nine Months Ended September 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$211,884	$—	$—	$211,884
Product sales, net	—	28,563	—	28,563
Licensing and other royalty revenue	8,466	6,172	(3,000)	11,638
Total commercial revenue	220,350	34,735	(3,000)	252,085
R&D revenue under collaborative agreements	294,512	176,328	(94,007)	376,833
Total segment revenue	$514,862	$211,063	$(97,007)	$628,918
Total operating expenses	$355,437	$256,152	$(87,900)	$523,689
Income (loss) from operations	$159,425	$(45,089)	$(9,107)	$105,229

Nine Months Ended September 30, 2018	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$167,743	$—	$—	$167,743
Licensing and other royalty revenue	9,432	12,000	(7,200)	14,232
Total commercial revenue	177,175	12,000	(7,200)	181,975
R&D revenue under collaborative agreements	232,850	42,670	(49,936)	225,584
Total segment revenue	$410,025	$54,670	$(57,136)	$407,559
Total operating expenses	$279,084	$213,428	$(12,796)	$479,716
Income (loss) from operations	$130,941	$(158,758)	$(44,340)	$(72,157)

The following table shows our total assets by segment at September 30, 2019 and December 31, 2018 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
September 30, 2019	$3,233,175	$383,167	$(721,353)	$2,894,989
December 31, 2018	$2,975,491	$365,261	$(672,968)	$2,667,784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 2019, SPINRAZA was approved in over 50 countries around the world, and our partner Biogen, who is responsible for global SPINRAZA commercial activities, reported that more than 9,300 patients were on SPINRAZA therapy. SPINRAZA was the first approved medicine for the treatment of SMA. SPINRAZA is the established foundation-of-care for patients of all ages and all SMA types with this progressive, debilitating and often fatal genetic disease. SPINRAZA has been recognized with several Prix Galien awards. Through September 30, 2019, we have earned more than $560 million in commercial revenues from royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of polyneuropathy caused by hATTR in adult patients. hATTR is a debilitating, progressive, and fatal disease. Akcea, our majority-owned affiliate focused on developing and commercializing medicines to treat patients with rare and serious diseases, launched TEGSEDI in the U.S. and EU in late 2018. Our aim is to make TEGSEDI available globally. We plan to achieve this in part through Akcea’s exclusive license agreement with PTC to commercialize TEGSEDI in Latin America. In October 2019, TEGSEDI was approved in Brazil. PTC announced that it intends to start launching activities for TEGSEDI immediately in Brazil. In conjunction with the approval, we earned $4 million from PTC. We have earned more than $30 million in TEGSEDI product sales since launching late last year.

WAYLIVRA, a self-administered, subcutaneous medicine, received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for pancreatitis. Akcea launched WAYLIVRA in the EU in the third quarter of 2019 and is also focused on regulatory discussions in the U.S. and Canada. Akcea is leveraging its existing commercial infrastructure in Europe to market WAYLIVRA. Akcea is continuing to conduct open-label extension and early access programs. We and Akcea also conducted a study of WAYLIVRA for the treatment of people with familial partial lipodystrophy, or FPL. This study is called the BROADEN study. People with FPL lack subcutaneous adipose tissue and have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. In August 2019, we and Akcea announced topline results from the BROADEN study. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met an important secondary endpoint with a statistically significant reduction in liver fat. Additionally, WAYLIVRA demonstrated a good safety and tolerability profile in patients with FPL in the BROADEN study. We and Akcea are continuing to evaluate the data from this study and are assessing next steps.

In addition to commercializing TEGSEDI and WAYLIVRA, Akcea has four other clinical-stage medicines in its pipeline: AKCEA-APO(a)-LRx (TQJ230), AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, each of which could potentially treat multiple patient populations. Moving these medicines into Akcea ensures our core focus remains on innovation while enabling us to retain substantial value from these medicines. As of September 2019, we owned approximately 75 percent of Akcea.

In October 2019, Akcea initiated a collaboration with Pfizer for the license of AKCEA-ANGPTL3-LRx to treat people with cardiovascular and metabolic diseases. Under the terms of the agreement, Akcea will receive a $250 million upfront license fee, upon closing the transaction, including receiving Hart-Scott Rodino clearance. Akcea is also eligible to receive development, regulatory and sales milestone payments of up to $1.3 billion and tiered royalties in the mid-teens to low-20 percent range on annual worldwide net sales. Akcea will pay us 50 percent of the license fee, milestone payments and royalties. Pfizer is responsible for all development and regulatory activities and costs beyond those associated with the ongoing Phase 2 study. Upon receipt of the upfront payment from Pfizer, Akcea expects to pay us its $125 million sublicense fee in 6.9 million shares of Akcea common stock.

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

We have a distinct partnering strategy based on each specific medicine and the expertise and resources we and our potential partners may bring to a collaboration. We may also develop and commercialize some medicines through affiliates. In general, these are medicines, like TEGSEDI and WAYLIVRA, that can benefit from our internal expertise and infrastructure, have manageable development plans and costs, and have the potential for initial rare disease indications. For other medicines, we may establish collaborations to advance the medicine. We have alliances with a cadre of leading global pharmaceutical companies that are working alongside us in developing our medicines, advancing our technology, preparing to commercialize our medicines and selling our medicines. Our partners include the following companies, among others: AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis, Pfizer and Roche. Our partners bring resources and expertise that augment and build upon our internal capabilities. We have the potential to earn over $20 billion in future milestone payments and licensing fees from our existing partnerships.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenue	$167,892	$145,395	$628,918	$407,559
Total operating expenses	$165,369	$163,967	$523,689	$479,716
Income (loss) from operations	$2,523	$(18,572)	$105,229	$(72,157)
Net income (loss)	$18,432	$(20,365)	$99,304	$(87,747)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$26,163	$(4,559)	$109,730	$(46,335)

Our revenue for the first nine months of 2019 increased more than 50 percent, compared to the same period in 2018, primarily due to a more than 25 percent increase in commercial revenue from SPINRAZA royalties and increasing R&D revenues including the $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx.

Our operating expenses for the first nine months of 2019 increased, compared to the same period in 2018, principally due to our investments in the global launches of TEGSEDI and WAYLIVRA.

During the first nine months of 2019 we received more than $480 million in payments from our partners, including $230 million from Biogen, $156 million from Novartis, $36 million from Roche and $22 million from Alnylam. This is compared to more than $1.3 billion received in the first nine months of 2018, which included $1 billion from Biogen for our 2018 strategic neurology collaboration. Already in the fourth quarter of 2019, we have generated $260 million in payments from Pfizer and Bayer. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2019 and beyond.

Recent Business Highlights (Q3 2019 and subsequent activities)

●	SPINRAZA – global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy (SMA)
o	Worldwide sales of SPINRAZA in the first nine months of 2019 increased by nearly 25 percent to over $1.5 billion compared to last year.
o	Patients on SPINRAZA treatment increased by approximately 11 percent compared to last quarter to approximately 9,300 patients across global commercial, clinical and expanded access settings.
o	Biogen plans to initiate the Phase 2/3 DEVOTE study evaluating the safety and potential to achieve increased efficacy with a higher dose of SPINRAZA in SMA patients of all ages, including adults.
o
Biogen presented new long-term follow up data from NURTURE and SHINE adding to the body of evidence underscoring SPINRAZA’s durable efficacy and established safety profile across a broad range of SMA patients.

◾
NURTURE: Data from pre-symptomatic infants treated for up to nearly four years demonstrating consistent safety and unprecedented motor milestone achievement compared to natural history were published online in Neuromuscular Disorders

◾
SHINE: Data demonstrating continuing improvement or stabilization in one or more measures of motor function in patients with later-onset SMA treated with SPINRAZA for up to nearly six years were presented at the annual Congress of the European Pediatric Neurology Society

●	TEGSEDI – launched in multiple markets for the treatment of polyneuropathy of hereditary transthyretin amyloidosis (hATTR) in adult patients
o	Approved in Brazil and preparing to launch through PTC Therapeutics
o	First commercial patients treated in the United Kingdom following acceptance by the National Institute for Health and Care Excellence, or NICE, and the Scottish Medicines Consortium, or SMC
o	Successfully completed pricing negotiations in Germany
o	Launched in Sweden and Austria following successful completion of reimbursement negotiations
o	Preparing to launch in additional EU countries

●	WAYLIVRA – launched in the EU for the treatment of adults with genetically confirmed familial chylomicronemia syndrome (FCS) at high risk for pancreatitis
o	First commercial patients treated in Germany, and a reimbursed early access program (ATU) launched in France
o	Preparing to launch in additional EU countries
o	Published results from Phase 3 APPROACH study in patients with FCS in The New England Journal of Medicine, or NEJM
o	Reported top-line results from the BROADEN study of WAYLIVRA in patients with FPL, which met the primary endpoint and a key secondary endpoint

●	Biogen Collaboration – Developing robust pipeline of medicines for the treatment of neurological diseases
o	Dosed the first patient in a Phase 1/2 study targeting LRRK2 for the treatment of people with Parkinson’s disease.
o	Advanced multiple programs, with eight programs now in development.

●	We and Akcea generated $250 million when Pfizer licensed AKCEA-ANGPTL3-LRx to treat patients with certain cardiovascular and metabolic diseases.
o	We are eligible to receive up to $1.3 billion in milestone payments plus tiered double-digit royalties on worldwide net sales.
o	Our 50 percent portion of the $250 million license fee is expected to be settled in Akcea common stock, demonstrating our confidence in the future of Akcea.

●	We earned a $25 million license fee from GSK to develop and commercialize our program for the treatment of people with chronic hepatitis B virus infection.
●	We generated $10 million from Bayer to advance IONIS-FXI-LRx for the treatment of people with clotting disorders.
●
We and Akcea presented data from the Phase 1/2 study of AKCEA-TTR-LRx in healthy volunteers demonstrating >90 percent target reduction and a positive safety profile at the European ATTR Amyloidosis meeting and at the Heart Failure Society of America.

●	Roche expanded enrollment in the GENERATION HD1 Phase 3 study of IONIS-HTTRx (RG6042) in patients with Huntington’s disease, or HD.
●
We initiated a Phase 2 study of IONIS-FB-LRx in patients with IgA nephropathy, the second disease indication under our collaboration with Roche to develop the medicine for complement-mediated diseases.

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

Results of Operations

Revenue

Our revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Commercial revenue:
SPINRAZA royalties	$81,672	$70,010	$211,884	$167,743
Product sales, net	11,945	—	28,563	—
Licensing and other royalty revenue	2,082	12,746	11,638	14,232
Total commercial revenue	95,699	82,756	252,085	181,975
R&D revenue:
Amortization from upfront payments	23,918	31,066	99,263	92,185
Milestone payments	11,981	26,194	64,013	44,583
License fees	25,523	1,649	198,212	64,227
Other services	10,771	3,730	15,345	24,589
Total R&D revenue	72,193	62,639	376,833	225,584
Total revenue	$167,892	$145,395	$628,918	$407,559

We significantly increased both commercial and R&D revenue in the first nine months of 2019, compared to the same period in 2018. Commercial revenue increased over 35 percent primarily due to increased SPINRAZA royalties and TEGSEDI product sales. We also added WAYLIVRA product sales in the third quarter of 2019.

Our R&D revenue substantially increased in the first nine months of 2019 compared to the same period in 2018 primarily due to the following:

●	$150 million we earned from Novartis when Novartis licensed AKCEA-APO(a)-LRx;
●	$35 million we earned from Roche when Roche enrolled the first patient in the Phase 3 study of IONIS-HTTRx in patients with Huntington's disease;
●	$25 million we earned from GSK when GSK licensed our HBV program; and
●	$20 million we earned from Alnylam when Alnylam licensed our technology to Regeneron.

We expect to recognize revenue related Pfizer’s license of AKCEA-ANGPTL3-LRx in the fourth quarter of 2019. We will also recognize $10 million of revenue from Bayer for advancing IONIS-FXI-LRx in our fourth quarter.

Operating Expenses

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

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$82,667	$65,512	$243,920	$213,114
Akcea Therapeutics	65,569	71,518	256,105	182,188
Elimination of intercompany activity	(6,993)	(7,946)	(87,900)	(12,796)
Subtotal	141,243	129,084	412,125	382,506
Non-cash compensation expense related to equity awards	24,126	34,883	111,564	97,210
Total operating expenses	$165,369	$163,967	$523,689	$479,716

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased for both the three and nine months ended September 30, 2019, compared to the same periods last year principally due to our investment in the global launches of TEGSEDI and WAYLIVRA. Stock-based compensation expense increased in the first nine months of 2019, compared to the same period last year primarily due to the increase in the grant date fair value of Akcea stock options granted and from stock option grants made to new employees as Akcea continued to build out its organization. This increase was offset by a reversal of $19.1 million of stock-based compensation expense for three terminated executive officers in the third quarter of 2019. The stock-based compensation expense reversal related to amounts we previously recognized related to these executive officers’ stock option and RSU grants that were no longer going to vest.

Cost of Products Sold

Our cost of products sold consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA (beginning in the third quarter of 2019) and certain associated period costs. We do not expect our fixed costs will increase in direct correlation to TEGSEDI and WAYLIVRA product sales. Prior to the regulatory approval of TEGSEDI and WAYLIVRA, we expensed as R&D expense a significant portion of the cost of producing TEGSEDI and WAYLIVRA that Akcea is using in the commercial launches. We expect cost of products sold to increase as we deplete these inventories.

Our cost of products sold by segment were as follows (in thousands):

	September 30, 2019
	Three Months Ended	Nine Months Ended
Ionis Core	$—	$—
Akcea Therapeutics	2,275	10,247
Elimination of intercompany activity	(1,435)	(7,256)
Subtotal	840	2,991
Non-cash compensation expense related to equity awards	127	382
Total cost of products sold	$967	$3,373

We began recognizing cost of products sold in the third quarter of 2018 when TEGSEDI was approved and in the second quarter of 2019 when WAYLIVRA was approved. We previously expensed $0.2 million and $0.5 million of costs to produce the amount of TEGSEDI and WAYLIVRA we sold in the three and nine months ended September 30, 2019, respectively. We recognized these costs in prior periods because we incurred these costs before we obtained regulatory approval. We did not have cost of products sold in the first nine months of 2018. Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI in its cost of products sold. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$80,622	$76,475	$245,013	$243,455
Non-cash compensation expense related to equity awards	23,744	18,780	71,935	57,698
Total research, development and patent expenses	$104,366	$95,255	$316,948	$301,153

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$64,197	$49,452	$190,269	$158,860
Akcea Therapeutics	21,983	27,068	135,388	89,940
Elimination of intercompany activity	(5,558)	(45)	(80,644)	(5,345)
Subtotal	80,622	76,475	245,013	243,455
Non-cash compensation expense related to equity awards	23,744	18,780	71,935	57,698
Total research, development and patent expenses	$104,366	$95,255	$316,948	$301,153

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines.

Our antisense drug discovery expenses are part of our Ionis Core business segment and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$16,072	$14,475	$46,397	$41,970
Non-cash compensation expense related to equity awards	5,015	4,379	15,805	13,204
Total antisense drug discovery expenses	$21,087	$18,854	$62,202	$55,174

Antisense drug discovery expenses were slightly higher for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to expenses we incurred related to advancing our research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including the breakdown for medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
WAYLIVRA	$2,324	$3,469	$7,429	$15,919
TEGSEDI	5,044	3,373	13,161	14,404
Other antisense development projects	21,233	21,413	69,121	62,580
Development overhead expenses	17,557	17,648	53,351	55,286
Total antisense drug development, excluding non-cash compensation expense related to equity awards	46,158	45,903	143,062	148,189
Non-cash compensation expense related to equity awards	11,391	8,434	34,743	25,922
Total antisense drug development expenses	$57,549	$54,337	$177,805	$174,111

Our development expenses decreased for the nine months ended September 30, 2019 primarily from WAYLIVRA, TEGSEDI and because Akcea has transitioned all further development of AKCEA-APO(a)-LRx to Novartis. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$32,970	$20,821	$96,992	$71,767
Akcea Therapeutics	13,188	25,082	121,070	76,422
Elimination of intercompany activity	—	—	(75,000)	—
Subtotal	46,158	45,903	143,062	148,189
Non-cash compensation expense related to equity awards	11,391	8,434	34,743	25,922
Total antisense drug development expenses	$57,549	$54,337	$177,805	$174,111

In the first quarter of 2019, we received 2.8 million shares of Akcea common stock as payment for the $75 million sublicense fee Akcea owed us when Novartis licensed AKCEA-APO(a)-LRx. Akcea recognized the $75 million sublicense fee in its R&D development expenses. We eliminated this expense in our consolidated results. We expect to receive 6.9 million shares of Akcea common stock as payment for the $125 million sublicense fee Akcea will owe us once the Pfizer license of AKCEA-ANGPTL3-LRx closes. We expect Akcea will recognize the $125 million sublicense fee in its R&D expenses in the fourth quarter of 2019. We will eliminate this expense in our consolidated results.

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

Our manufacturing and operations expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Manufacturing and operations expenses, excluding non-cash compensation expense related to equity awards	$9,582	$8,085	$29,064	$30,083
Non-cash compensation expense related to equity awards	2,441	2,236	7,022	7,024
Total manufacturing and operations expenses	$12,023	$10,321	$36,086	$37,107

Our manufacturing and operations expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$8,059	$6,931	$24,919	$24,659
Akcea Therapeutics	7,038	1,154	9,659	10,653
Elimination of intercompany activity	(5,515)	—	(5,515)	(5,229)
Subtotal	9,582	8,085	29,064	30,083
Non-cash compensation expense related to equity awards	2,441	2,236	7,022	7,024
Total manufacturing and operations expenses	$12,023	$10,321	$36,086	$37,107

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Personnel costs	$3,666	$3,259	$10,990	$9,456
Occupancy	2,463	2,379	6,894	6,281
Patent expenses	600	513	1,796	1,745
Depreciation and amortization	130	115	389	315
Insurance	498	364	1,321	1,230
Other	1,454	1,382	5,101	4,186
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	8,811	8,012	26,491	23,213
Non-cash compensation expense related to equity awards	4,897	3,731	14,364	11,548
Total R&D support expenses	$13,708	$11,743	$40,855	$34,761

R&D support expenses were slightly higher for the three and nine months ended September 30, 2019, compared to the same period in 2018, primarily due to costs associated with the growth of our business. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$7,097	$7,225	$21,961	$20,464
Akcea Therapeutics	1,757	832	4,659	2,865
Elimination of intercompany activity	(43)	(45)	(129)	(116)
Subtotal	8,811	8,012	26,491	23,213
Non-cash compensation expense related to equity awards	4,897	3,731	14,364	11,548
Total R&D support expenses	$13,708	$11,743	$40,855	$34,761

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

The following table sets forth information on selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$59,781	$52,609	$164,122	$139,051
Non-cash compensation expense related to equity awards	255	16,103	39,246	39,512
Total selling, general and administrative expenses	$60,036	$68,712	$203,368	$178,563

SG&A expenses were higher for the three and nine months ended September 30, 2019, compared to the same periods in 2018, principally due to the cost of commercializing TEGSEDI and WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our selling, general and administrative expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ionis Core	$18,470	$16,060	$53,651	$54,254
Akcea Therapeutics	41,311	44,450	110,470	92,248
Elimination of intercompany activity	—	(7,901)	—	(7,451)
Subtotal	59,781	52,609	164,121	139,051
Non-cash compensation expense related to equity awards	255	16,103	39,247	39,512
Total selling, general and administrative expenses	$60,036	$68,712	$203,368	$178,563

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products sold	$2,275	$—	$10,246	$—
Development and patent expenses	21,983	27,068	135,388	89,940
Selling, general and administrative expenses	41,311	44,450	110,470	92,248
Profit (loss) share for TEGSEDI commercialization activities	(8,889)	—	(29,410)	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	56,680	71,518	226,694	182,188
Non-cash compensation expense related to equity awards	(3,465)	12,731	29,458	31,240
Total Akcea Therapeutics operating expenses	$53,215	$84,249	$256,152	$213,428

In the third quarter of 2018, Akcea began recognizing cost of products sold expenses after the approval of TEGSEDI.

Akcea’s development and patent expenses increased for the nine months ended September 30, 2019, compared to the same period in 2018 as a result of the one-time $75 million sublicense fee it paid to Ionis in Akcea common stock for Ionis' portion of the license fee Akcea received from Novartis in the first quarter of 2019. Excluding this one-time sublicense fee, Akcea's development expenses decreased primarily because Akcea has transitioned all further development of AKCEA-APO(a)-LRx to Novartis. In the fourth quarter of 2019, we expect Akcea’s development expenses to increase as a result of the one-time $125 million sublicense fee Akcea expects to pay to Ionis once the Pfizer license of AKCEA-ANGPTL3-LRx closes. The sublicense fees Akcea pays Ionis are eliminated in our consolidated results.

Akcea’s SG&A expenses increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to Akcea’s commercialization of TEGSEDI and WAYLIVRA. For each period presented, we allocated a portion of Ionis’ SG&A expenses to Akcea for work we performed on Akcea’s behalf. We include these allocated expenses in Akcea’s SG&A expenses in the table above. All amounts exclude non-cash compensation expense related to equity awards.

In the first quarter of 2019, we began sharing profits and losses for TEGSEDI with Akcea under our TTR licensing agreement. As Akcea is the principal for all commercial activities related to the TTR License Agreement, Akcea records all activities related to TEGSEDI on a gross basis in its statement of operations based on the nature of the activity, including revenues, cost of products sold and sales and marketing expenses. Ionis’ share of the net profit/loss from commercializing TEGSEDI is separately presented on Akcea’s statement of operations on the line titled “Profit (loss) share for TEGSEDI commercialization activities”. Since TEGSEDI is currently generating a loss, this represents the amount Ionis owes Akcea under the licensing agreement for its share of the net loss of TEGSEDI commercialization activities during the period. For the three and nine months ended September 30, 2019, our share of losses for TEGSEDI commercialization activities was $8.9 million and $29.4 million, respectively. With the launch of WAYLIVRA in the third quarter of 2019, Akcea will now pay Ionis royalties on WAYLIVRA product sales. We eliminate these amounts in our consolidated results.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2019 was $13.1 million and $39.0 million, respectively, compared to $10.0 million and $18.7 million for the same periods in 2018. The increase in investment income was primarily due to our significantly higher average cash balance during the first nine months of 2019 compared to the same period in 2018.

Interest Expense

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,558	$8,856	$28,140	$26,072
Interest expense payable in cash	1,714	1,714	5,141	5,141
Interest on mortgage for primary R&D and manufacturing facilities	607	607	1,790	1,802
Other	123	105	333	317
Total interest expense	$12,002	$11,282	$35,404	$33,332

Income Tax Benefit (Expense)

We recorded an income tax benefit of $14.9 million and an income tax expense of $9.2 million for the three and nine months ended September 30, 2019, compared to income tax expense of $0.5 million and $0.8 million for the same periods in 2018, respectively. The tax benefit recorded for the three months ended September 30, 2019 varies from what we would have recorded using the U.S. federal statutory rate primarily due to a state tax benefit resulting from our combined state tax filings with Akcea, estimated R&D and orphan drug credits, excess tax benefits related to share-based compensation and a benefit related to a change in the estimated tax value of Akcea shares we received in 2018. The increase in our income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to our expectation that we will generate U.S. federal and state taxable income in 2019. We expect to utilize our deferred tax assets to partially offset our U.S. federal taxable income.

Net Income (Loss)

We had a net loss of $18.4 million and net income of $99.3 million for the three and nine months ended September 30, 2019, respectively, compared to a net loss of $20.4 million and $87.7 million for the same periods in 2018. Our net income was primarily due to increased revenue year-over-year.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At September 30, 2019, we owned approximately 75 percent of Akcea. The shares of Akcea that third parties own represent an interest in Akcea's equity that we do not control. However, because we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and nine months ended September 30, 2019, was a loss of $7.7 million and $10.4 million, respectively, compared to $15.8 million and $41.4 million for the same periods in 2018.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had net income attributable to our common stockholders’ of $26.2 million for the three months ended September 30, 2019, compared to a net loss attributable to our common stockholders’ of $4.6 million for the same period in 2018. For the nine months ended September 30, 2019 we reported net income attributable to our common stockholders of $109.7 million, compared to a net loss attributable to our common stockholders of $46.3 million for the same period in 2018. The increase was primarily due to increases in revenue.

For the three months ended September 30, 2019, basic and diluted net loss per share were $0.19 and $0.18, respectively, compared to $0.03 for the same period in 2018. For the nine months ended September 30, 2019, basic and diluted net income per share were $0.81 and $0.79, respectively, compared to $0.33 for the same period in 2018.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and product sales. From our inception through September 30, 2019, we have earned approximately $3.8 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through September 30, 2019, we have raised net proceeds of approximately $1.8 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.4 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

At September 30, 2019, we had cash, cash equivalents and short-term investments of $2.2 billion and stockholders’ equity of $1.5 billion. In comparison, we had cash, cash equivalents and short-term investments of $2.1 billion and stockholders’ equity of $1.2 billion at December 31, 2018. Our cash, cash equivalents and short-term investments increased in the first nine months of 2019 primarily from payments we received from Biogen, Novartis and Roche. We expect to receive $260 million in payments we generated from Pfizer and Bayer so far in the fourth quarter of 2019.

In September 2019, our board of directors approved an initial share repurchase program of up to $125 million of our common stock. Our stock repurchase program has no expiration date. To date, we have not repurchased any shares of our common stock. We plan to make stock repurchases under this program over time in open market transactions. We may consider additional share repurchases in the future as part of our overall capital allocation strategy.

At September 30, 2019, we had consolidated working capital of $2.2 billion compared to $1.9 billion at December 31, 2018. As of September 30, 2019, our debt and other obligations totaled $763.4 million compared to $763.9 million at December 31, 2018. The increase in our debt and other obligations is from the operating lease liability we added to our balance sheet when we adopted the new accounting guidance for leases on January 1, 2019.

The following table summarizes our contractual obligations as of September 30, 2019. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Convertible senior notes (principal and interest payable)	$702.6	$6.9	$695.7	$—	$—
Building mortgage payments	$78.8	$2.4	$4.9	$6.9	$64.6
Other obligations (principal and interest payable)	$1.0	$0.1	$0.1	$0.1	$0.7
Operating leases	$24.3	$3.3	$5.9	$5.0	$10.1
Total	$806.7	$12.7	$706.6	$12.0	$75.4

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility mortgages, facility leases and other obligations. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have excluded our gross unrecognized tax benefits from our contractual obligations table above.

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

In December 2016, we issued an additional $185.5 million of 1 percent convertible senior notes in exchange for the redemption of $61.1 million of our 2¾ percent convertible senior notes. At September 30, 2019, we had a nominal amount of our 2¾ percent convertible senior notes outstanding. At September 30, 2019, we had the following 1 percent convertible senior notes outstanding (amounts in millions except price per share data):

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

Financing Arrangement

In June 2015, we entered into a five-year revolving line of credit agreement with Morgan Stanley Private Bank, National Association, or Morgan Stanley, which we amended in February 2016. Under the amended credit agreement, Morgan Stanley provided a maximum of $30 million of revolving credit for general working capital purposes. During the third quarter of 2019, we paid off our total outstanding borrowings of $12.5 million under the agreement and subsequently terminated the agreement.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2019 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2019.

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

If Akcea cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.*

To successfully commercialize TEGSEDI and WAYLIVRA, Akcea must effectively manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize TEGSEDI and WAYLIVRA in the initial indications Akcea is pursuing, Akcea will need to optimize and maintain a specialty sales force in each global region it expects to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. It will be expensive and time consuming for Akcea to maintain its own sales force and related compliance protocols to market TEGSEDI and WAYLIVRA. Akcea may never successfully optimize or manage this capability and any failure could preclude the successful commercialization of TEGSEDI and/or WAYLIVRA. Additionally, Akcea and its partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel.

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

Even though certain members of Akcea’s management team and other employees have experience commercializing drug products, Akcea has no prior experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. If Akcea cannot effectively build and manage its distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the commercial launch and sales of TEGSEDI and WAYLIVRA may be delayed, less successful or precluded. Such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations. In September 2019, Akcea announced several changes to its senior leadership team, including the departure of its Chief Executive Officer, President, and Chief Operating Officer and the appointment of two new Board members and an interim Chief Executive Officer. These transitions could impair Akcea’s ability to manage its business.

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

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.*

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2019, we had an accumulated deficit of approximately $0.9 billion and stockholders’ equity of approximately $1.5 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

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

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, preclinical and/or clinical testing, marketing authorization and/or commitment of significant additional resources prior to their successful commercialization. As of September 30, 2019, we had cash, cash equivalents and short-term investments equal to approximately $2.2 billion. If we do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license our medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2019, the market price of our common stock ranged from $43.27 to $86.58 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, governmental regulation, marketing authorization, changes in payors’ reimbursement policies, developments in patent or other proprietary rights, public concern regarding the safety of our medicines and general market conditions.

We cannot guarantee that we will repurchase shares of common stock under our stock repurchase program or that we will repurchase shares of common stock at favorable prices.*

In September 2019, our board of directors authorized a program to repurchase up to $125 million of our common stock. We can provide no assurance that we will repurchase shares at favorable prices, if at all, as the amount and timing of share repurchases under such program are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and in compliance with all applicable laws and agreements. Our ability to repurchase shares will depend upon, among other factors, our financial condition, results of operations, cash balances and potential future capital requirements for strategic transactions. In addition, the share repurchase program could impact the trading price of our stock and increase volatility, and any announcement of a reduction in or discontinuance of repurchases by us under such program may result in a decrease in the trading price of our stock.

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

10.1
Amendment No. 1 to the Neurology III Agreement between the Registrant and Biogen MA Inc., dated August 16, 2019 (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

10.2
Amendment #8 to the Research, Development and License Agreement between the Registrant, Glaxo Group Limited and Glaxosmithkline Intellectual Property Development Limited, dated July 29, 2019 (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

10.3
Consent to Collateral Addition and Amendment to Loan Documents between the Registrant, Ionis Gazelle, LLC, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C3, Commercial Mortgage Pass-Through Certificates, Series 2017-C3, dated August 1, 2019.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ STANLEY T. CROOKE	Chairman of the Board, President, and Chief Executive Officer
Stanley T. Crooke, M.D., Ph.D.	(Principal executive officer)	November 6, 2019

/s/ ELIZABETH L. HOUGEN	Senior Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 6, 2019