Form 10-Q
period 2020-03-31
IONIS PHARMACEUTICALS INC
filed 2020-05-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of voting common stock outstanding as of April 29, 2020 was 139,321,047.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486,195	$683,287
Short-term investments	1,897,892	1,816,257
Contracts receivable	28,605	63,034
Inventories	22,885	18,180
Other current assets	122,468	139,839
Total current assets	2,558,045	2,720,597
Property, plant and equipment, net	163,952	153,651
Patents, net	26,750	25,674
Long-term deferred tax assets	309,614	305,557
Deposits and other assets	32,552	27,633
Total assets	$3,090,913	$3,233,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,174	$16,067
Accrued compensation	16,437	37,357
Accrued liabilities	62,507	66,769
Income taxes payable	32,946	32,514
Current portion of long-term obligations and other current liabilities	4,150	2,026
Current portion of deferred contract revenue	120,811	118,272
Total current liabilities	258,025	273,005
Long-term deferred contract revenue	467,842	490,060
0.125 percent convertible senior notes	439,996	434,711
1 percent convertible senior notes	279,666	275,333
Long-term obligations, less current portion	15,043	15,543
Long-term mortgage debt	59,930	59,913
Total liabilities	1,520,502	1,548,565
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 139,282,168 and 140,339,615 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	139	140
Additional paid-in capital	2,233,644	2,203,778
Accumulated other comprehensive loss	(27,235)	(25,290)
Accumulated deficit	(846,309)	(707,534)
Total Ionis stockholders’ equity	1,360,239	1,471,094
Noncontrolling interest in Akcea Therapeutics, Inc.	210,172	213,453
Total stockholders’ equity	1,570,411	1,684,547
Total liabilities and stockholders’ equity	$3,090,913	$3,233,112

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$66,008	$59,711
Product sales, net	15,159	6,754
Licensing and other royalty revenue	2,794	1,623
Total commercial revenue	83,961	68,088
Research and development revenue under collaborative agreements	49,406	229,126
Total revenue	133,367	297,214

Expenses:
Cost of products sold	2,548	1,041
Research, development and patent	116,952	106,417
Selling, general and administrative	74,994	68,221
Total operating expenses	194,494	175,679

Income (loss) from operations	(61,127)	121,535

Other income (expense):
Investment income	10,479	12,142
Interest expense	(10,990)	(11,599)
Other expenses	(99)	(147)

Income (loss) before income tax benefit (expense)	(61,737)	121,931

Income tax benefit (expense)	3,257	(31,047)

Net income (loss)	(58,480)	90,884

Net (income) loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	10,254	(6,441)

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(48,226)	$84,443

Basic net income (loss) per share	$(0.35)	$0.63
Shares used in computing basic net income (loss) per share	139,429	138,582
Diluted net income (loss) per share	$(0.35)	$0.62
Shares used in computing diluted net income (loss) per share	139,429	141,537

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(58,480)	$90,884
Unrealized gains (losses) on debt securities, net of tax	(1,954)	4,324
Currency translation adjustment	9	84

Comprehensive income (loss)	(60,425)	95,292

Comprehensive (income) loss attributable to noncontrolling interests	(10,254)	6,441

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(50,171)	$88,851

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income	—	—	—	—	84,443	84,443	—	84,443
Change in unrealized gains, net of tax	—	—	—	4,324	—	4,324	—	4,324
Foreign currency translation	—	—	—	84	—	84	—	84
Issuance of common stock in connection with employee stock plans	1,825	2	67,057	—	—	67,059	—	67,059
Stock-based compensation expense	—	—	45,505	—	—	45,505	—	45,505
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(130)	—	(7,597)	—	—	(7,597)	—	(7,597)
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(34,246)	—	—	(34,246)	40,688	6,442
Balance at March 31, 2019	139,624	$140	$2,117,969	$(27,608)	$(882,850)	$1,207,651	$179,769	$1,387,420

Balance at December 31, 2019	140,340	$140	$2,203,778	$(25,290)	$(707,534)	$1,471,094	$213,453	$1,684,547
Net loss	—	—	—	—	(48,226)	(48,226)	—	(48,226)
Change in unrealized gains, net of tax	—	—	—	(1,954)	—	(1,954)	—	(1,954)
Foreign currency translation	—	—	—	9	—	9	—	9
Issuance of common stock in connection with employee stock plans	606	—	7,652	—	—	7,652	—	7,652
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	40,790	—	—	40,790	—	40,790
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(186)	—	(11,603)	—	—	(11,603)	—	(11,603)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(6,973)	—	—	(6,973)	(3,281)	(10,254)
Balance at March 31, 2020	139,282	$139	$2,233,644	$(27,235)	$(846,309)	$1,360,239	$210,172	$1,570,411

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(58,480)	$90,884
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,233	3,073
Amortization of right-of-use operating lease assets	393	476
Amortization of patents	486	470
Amortization of premium (discount) on investments, net	1,062	(2,433)
Amortization of debt issuance costs	595	474
Amortization of convertible senior notes discount	8,834	8,726
Stock-based compensation expense	40,790	45,505
Non-cash losses related to patents, licensing and property, plant and equipment and investments	(87)	14
Provision for deferred income taxes	(3,437)	13,549
Changes in operating assets and liabilities:
Contracts receivable	34,429	4,908
Inventories	(2,181)	(2,475)
Other current and long-term assets	9,532	1,326
Accounts payable	411	(17,191)
Accrued compensation	(20,920)	(13,004)
Other current liabilities	(2,565)	13,756
Deferred contract revenue	(19,679)	(40,353)
Net cash provided by (used in) operating activities	(7,584)	107,705

Investing activities:
Purchases of short-term investments	(544,375)	(492,781)
Proceeds from sale of short-term investments	459,352	426,868
Purchases of property, plant and equipment	(9,080)	(3,229)
Acquisition of licenses and other assets, net	(904)	(1,032)
Net cash used in investing activities	(95,007)	(70,174)

Financing activities:
Proceeds from issuance of equity, net	7,652	67,057
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(11,603)	(7,597)
Repurchases and retirements of common stock	(90,550)	—
Net cash provided by financing activities	(94,501)	59,460

Net increase in cash and cash equivalents	(197,092)	96,991
Cash and cash equivalents at beginning of period	683,287	278,820
Cash and cash equivalents at end of period	$486,195	$375,811

Supplemental disclosures of cash flow information:
Interest paid	$601	$667
Income taxes paid	$3	$—

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$13,557
Amounts accrued for capital and patent expenditures	$4,903	$1,864

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 on the same basis as the audited financial statements for the year ended December 31, 2019. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority-owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO. Since Akcea’s IPO, our ownership has ranged from 68 percent to 77 percent. At March 31, 2020, our ownership of Akcea was approximately 76 percent. We reflect changes in our ownership of Akcea in our financial statements in the period the change occurs. For example, we reflected an increase in our ownership when we received 6.9 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us for Pfizer’s license of vupanorsen (formerly AKCEA-ANGPTL3-LRx) in the fourth quarter of 2019. Refer to the section titled “Noncontrolling Interest in Akcea” in Note 2, Significant Accounting Policies, for further information related to our accounting for our investment in Akcea.

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

In Note 6, Collaborative Arrangements and Licensing Agreements, we have included our collaborations with substantive changes during the first three months of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Steps to Recognize Revenue

We use a five-step process to determine the amount of revenue we should recognize and when we should recognize it. The five-step process is as follows:

1.	Identify the contract

First we determine if we have a contract with our partner, including confirming that we have met each of the following criteria:

●	We and our partner approved the contract and we are both committed to perform our obligations;
●	We have identified our rights, our partner’s rights and the payment terms;
●	We have concluded that the contract has commercial substance, meaning that the risk, timing, or amount of our future cash flows is expected to change as a result of the contract; and
●	We believe collectability of the consideration is probable.

2.	Identify the performance obligations

We next identify our performance obligations, which represent the distinct goods and services we are required to provide under the contract. We typically have only one performance obligation at the inception of a contract, which is to perform R&D services.

Often times we enter into a collaboration agreement in which we provide our partner with an option to license a medicine in the future. We may also provide our partner with an option to request that we provide additional goods or services in the future, such as active pharmaceutical ingredient, or API. We evaluate whether these options are material rights at the inception of the agreement. If we determine an option is a material right, we will consider the option a separate performance obligation. Historically, we have concluded that the options we grant to license a medicine in the future or to provide additional goods and services as requested by our partner are not material rights because these items are contingent upon future events that may not occur. When a partner exercises its option to license a medicine or requests additional goods or services, then we identify a new performance obligation for that item.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and are usually based on scientific progress. For example, in the first quarter of 2020, we earned a $10 million milestone payment from AstraZeneca when AstraZeneca advanced ION532 targeting APOL1 for the treatment of kidney disease under our cardiovascular, renal and metabolic diseases collaboration. We did not consider the milestone payment probable until AstraZeneca achieved the milestone event because advancing ION532 was a contingent event that was not within our control. We recognized the milestone payment in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payment.

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

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties we may receive from future product sales;
●	Estimated contractual milestone payments we may receive;
●	Expenses we expect to incur;
●	Income taxes; and
●	A discount rate.

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods. For example, in the third quarter of 2019, we updated our estimate of the total effort we expected to expend to satisfy our performance obligation under our 2013 Strategic Neurology collaboration with Biogen. As of September 30, 2019, we had completed a significant portion of the research and development services. We expect to complete the remainder of our services in 2020. As a result of our change in estimate, in the third quarter of 2019, we recorded a cumulative catch up adjustment of $16.5 million to decrease revenue. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the cumulative catch up adjustment we made.

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

Commercial Revenue: Product sales, net

We recognize product sales in the period when our customer obtains control of our products, which occurs at a point in time upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative, or SG&A, expenses in our condensed consolidated statements of operations. Otherwise, payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We exclude from revenues taxes collected from customers relating to product sales and remitted to governmental authorities.

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

The following are the components of variable consideration related to product sales:

Chargebacks: In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what it pays for the product and the selling price to the qualified healthcare providers. We also estimate the amount of chargebacks related to our estimated product remaining in the distribution channel at the end of the reporting period that we expect our customer to sell to healthcare providers in future periods. We record these reserves as an accrued liability on our condensed consolidated balance sheet for the chargebacks related to product sales to our U.S. customer during the reporting period.

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

Managed care rebates: We are subject to rebates in connection with value-based agreements with certain of our commercial payers. We record these rebates as an accrual on our condensed consolidated balance sheet in the same period we recognize the related revenue. We estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Trade discounts: We provide customary invoice discounts on product sales to our U.S. customer for prompt payment. We record this discount as a reduction of product sales in the period in which we recognize the related product revenue.

Distribution services: We receive and pay for various distribution services from our U.S. and EU customers and wholesalers in the U.S.. We classify the costs for services we receive that are either not distinct from the sale of the product or for which we cannot reasonably estimate the fair value as a reduction of product sales. To the extent that the services we receive are distinct from the sale of the product, we classify the costs for such services as SG&A expenses.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the first quarter of 2020, we achieved a $7.5 million milestone payment from Biogen when we advanced IONIS-MAPTRx under our 2012 neurology collaboration. We added this payment to the transaction price and allocated it to our R&D services performance obligation for IONIS-MAPTRx. We are recognizing revenue related to this milestone payment over our estimated period of performance.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the first quarter of 2020, we recognized a $10 million milestone payment when AstraZeneca advanced ION532 targeting APOL1 for the treatment of kidney disease under our cardiovascular, renal and metabolic diseases collaboration agreement. We concluded that the milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the milestone payment in full in the first quarter of 2020.

License fees

We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the fourth quarter of 2019, we earned a $45 million license fee when Biogen licensed IONIS-MAPTRx from us. We also recognized $246 million of license fee revenue related to Akcea’s license of vupanorsen to Pfizer in the fourth quarter of 2019.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the Bayer collaboration.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2020 and 2019, we recognized $28.0 million and $40.3 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Products Sold

Our cost of products sold includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of products sold. Prior to obtaining regulatory approval of TEGSEDI in July 2018 and WAYLIVRA in May 2019, we expensed as research and development expenses a significant portion of the costs we incurred to produce the initial commercial launch supply for each medicine. We previously expensed $0.6 million and $0.3 million of costs to produce our products related to the product sales revenue we recognized in the three months ended March 31, 2020 and 2019, respectively.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. Since Akcea’s IPO, our ownership has ranged from 68 percent to 77 percent. At March 31, 2020, our ownership was approximately 76 percent. We reflect changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. During 2019, we received the following additional shares of Akcea common stock:

●	2.8 million shares in the first quarter of 2019 as payment for the sublicense fee Akcea owed us for Novartis’s license of AKCEA-APO(a)-LRx, and
●	6.9 million shares in the fourth quarter of 2019 as payment for the sublicense fee Akcea owed us for Pfizer’s license of vupanorsen.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At March 31, 2020, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in five privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At March 31, 2020, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any material inventory write-offs for the three months ended March 31, 2020. Total inventory was $22.9 million and $18.2 million as of March 31, 2020 and December 31, 2019, respectively, and consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials:
Raw materials- clinical	$9,162	$9,363
Raw materials- commercial	10,476	6,520
Total raw materials	19,638	15,883
Work in process	2,645	2,039
Finished goods	602	258
Total inventory	$22,885	$18,180

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

As our current leases do not provide an interest rate implicit in the lease, we used our incremental borrowing rate, based on the information available on the date we adopted Topic 842 (January 2019) or as of the lease inception date in determining the present value of future payments. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

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

The calculation of total net income (loss) attributable to our common stockholders for the three months ended March 31, 2020 and 2019 considered our net income (loss) for Ionis on a stand-alone basis plus our share of Akcea’s net income (loss) for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net income (loss) per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended March 31, 2020, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Ionis’ Portion of Akcea’s Net Loss
Common shares	77,095	$(0.42)	$(32,674)
Akcea’s net loss attributable to our ownership			$(32,674)
Ionis’ stand-alone net loss			(15,630)
Net loss available to Ionis common stockholders			$(48,304)
Weighted average shares outstanding			139,429
Basic net loss per share			$(0.35)

Our basic net income per share for the three months ended March 31, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Income Per Share	Ionis’ Portion of Akcea’s Net Income
Common shares	68,582	$0.35	$23,846
Akcea’s net income attributable to our ownership			$23,846
Ionis’ stand-alone net income			63,697
Net income available to Ionis common stockholders			$87,543
Weighted average shares outstanding			138,582
Basic net income per share			$0.63

Diluted net income (loss) per share

For the three months ended March 31, 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes;
●	1 percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

For the three months ended March 31, 2019, we had net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period.

We calculated our diluted net income per share for the three months ended March 31, 2019 as follows (in thousands except per share amounts):

Three months ended March 31, 2019	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to Ionis common stockholders	$87,543	138,582	$0.63
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,252
Shares issuable upon restricted stock award issuance	—	665
Shares issuable related to our Employee Stock Purchase Plan	—	38
Income available to Ionis common stockholders	$87,543	141,537	$0.62

For the three months ended March 31, 2019, the calculation excluded our 1 percent convertible senior notes, or 1% Notes, because the effect on diluted earnings per share was anti-dilutive.

Convertible Debt

At issuance, we accounted for our convertible debt instruments, including our 0.125 percent senior convertible notes, or 0.125% Notes, and 1% Notes that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate on the date the notes were issued. In reviewing debt issuances, we were not able to identify any comparable companies that issued non-convertible debt instruments at the time of the issuance of the convertible notes. Therefore, we estimated the fair value of the liability component of our notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the three months ended March 31, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.6%	2.4%
Dividend yield	0.0%	0.0%
Volatility	58.9%	60.3%
Expected life	4.7 years	4.6 years

Ionis ESPP:
	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.1%	2.5%
Dividend yield	0.0%	0.0%
Volatility	47.2%	45.5%
Expected life	6 months	6 months

Ionis RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2020 was $62.30 per share.

In addition to our stock plans, Akcea has its own stock plan under which it grants stock options and RSUs and under which it derives its stock-based compensation expense. The following are the weighted-average Black-Scholes assumptions Akcea used under its plan for the three months ended March 31, 2020 and 2019:

Akcea Employee Stock Options:
	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.5%	2.5%
Dividend yield	0.0%	0.0%
Volatility	73.6%	76.4%
Expected life	6.1 years	6.1 years

Akcea Board of Directors Stock Options:
Three Months Ended March 31,
2020
Risk-free interest rate	1.5%
Dividend yield	0.0%
Volatility	73.3%
Expected life	6.3 years

Akcea ESPP:
	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.0%	2.5%
Dividend yield	0.0%	0.0%
Volatility	71.9%	64.1%
Expected life	6 months	6 months

Akcea RSU’s:

The fair value of RSUs is based on the market price of Akcea’s common stock on the date of grant. Akcea has granted RSUs with various vesting terms between six months and four years. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2020 was $15.84 per share.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands). Our non-cash stock-based compensation expense includes $7.3 million and $18.6 million of stock-based compensation expense for Akcea employees for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Cost of products sold	$237	$118
Research, development and patent	25,556	24,435
Selling, general and administrative	14,997	20,952
Total	$40,790	$45,505

As of March 31, 2020, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $146.3 million and $114.3 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 1.9 years, respectively.

Share Repurchase Program

In September 2019, our board of directors approved an initial share repurchase program of up to $125 million of our common stock. In 2019, we repurchased 535,000 shares for $34.4 million. In the first quarter of 2020, we repurchased an additional 1.5 million shares for $90.6 million.

Impact of Recently Issued Accounting Standards

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. We adopted this new guidance on January 1, 2020. This guidance did not have an impact on our condensed consolidated financial statements.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on January 1, 2020 on a prospective basis. This guidance did not have an impact on our condensed consolidated financial statements.

In November 2018, the FASB issued clarifying guidance of the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we implemented it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied
●	We are applying all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer
2)
Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration

●	We use the “unit of account” concept when we receive consideration under a collaborative arrangement to determine when we recognize revenue or a contra expense
3)
The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we do not recognize revenue for the transaction

We adopted this new guidance on January 1, 2020. This guidance did not have a significant impact on our condensed consolidated financial statements.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2020:

One year or less	70%
After one year but within two years	22%
After two years but within three years	8%
Total	100%

As illustrated above, at March 31, 2020, 92 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

We invest in available-for-sale securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, Standard & Poor’s, or S&P, or Fitch, respectively.

At March 31, 2020, we had an ownership interest of less than 20 percent in five private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded companies are ATL and ProQR.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
March 31, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$717,739	$545	$(1,890)	$716,394
Debt securities issued by U.S. government agencies	167,333	572	(28)	167,877
Debt securities issued by the U.S. Treasury (2)	355,634	1,621	(2)	357,253
Debt securities issued by states of the U.S. and political subdivisions of the states	15,746	43	(2)	15,787
Total securities with a maturity of one year or less	1,256,452	2,781	(1,922)	1,257,311
Corporate debt securities	500,378	2,318	(2,903)	499,793
Debt securities issued by U.S. government agencies	165,369	994	(15)	166,348
Debt securities issued by the U.S. Treasury	62,382	810	—	63,192
Debt securities issued by states of the U.S. and political subdivisions of the states	18,687	100	—	18,787
Other municipal debt securities	903	4	—	907
Total securities with a maturity of more than one year	747,719	4,226	(2,918)	749,027
Total available-for-sale securities	$2,004,171	$7,007	$(4,840)	$2,006,338
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,623)	$2,089
Total equity securities included in deposits and other assets (4)	15,019	—	—	15,019
Total equity securities	19,731	—	(2,623)	17,108
Total available-for-sale and equity securities	$2,023,902	$7,007	$(7,463)	$2,023,446

		Gross Unrealized		Estimated
December 31, 2019	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$669,665	$1,451	$(43)	$671,073
Debt securities issued by U.S. government agencies	188,216	303	(43)	188,476
Debt securities issued by the U.S. Treasury (2)	327,670	232	(27)	327,875
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	21,065	26	(5)	21,086
Total securities with a maturity of one year or less	1,206,616	2,012	(118)	1,208,510
Corporate debt securities	428,627	2,911	(43)	431,495
Debt securities issued by U.S. government agencies	140,988	57	(117)	140,928
Debt securities issued by the U.S. Treasury	35,822	9	(12)	35,819
Debt securities issued by states of the U.S. and political subdivisions of the states	19,309	18	(6)	19,321
Total securities with a maturity of more than one year	624,746	2,995	(178)	627,563
Total available-for-sale securities	$1,831,362	$5,007	$(296)	$1,836,073
Equity securities:
Total equity securities included in other current assets (3)	4,712	—	(870)	3,842
Total equity securities included in deposits and other assets (4)	10,000	—	—	10,000
Total equity securities	14,712	—	(870)	13,842
Total available-for-sale and equity securities	$1,846,074	$5,007	$(1,166)	$1,849,915

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Our equity securities included in other current assets consisted of our investment in ProQR, which is a public company. We recognize our public company equity securities at fair value.

(4)
Our equity securities included in deposits and other assets consisted of our investments in Empirico and Dynacure SAS, which are private companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at March 31, 2020 (in thousands). We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	305	$750,404	$(4,793)	$—	$—	$750,404	$(4,793)
Debt securities issued by U.S. government agencies	11	47,473	(32)	34,053	(11)	81,526	(43)
Debt securities issued by the U.S. Treasury	1	15,598	(2)	—	—	15,598	(2)
Debt securities issued by states of the U.S. and political subdivisions of the states	3	3,634	(2)	—	—	3,634	(2)
Total temporarily impaired securities	320	$817,109	$(4,829)	$34,053	$(11)	$851,162	$(4,840)

4.  Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly-held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify most of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.

The following tables present the major security types we held at March 31, 2020 and December 31, 2019 that we regularly measure and carry at fair value. At March 31, 2020 and December 31, 2019, a portion of our ProQR investment was subject to trading restrictions that extend to the fourth quarter of 2020; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2019 to March 31, 2020. The tables below segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$336,371	$336,371	$—	$—
Corporate debt securities (2)	1,216,187	—	1,216,187	—
Debt securities issued by U.S. government agencies (3)	334,225	—	334,225	—
Debt securities issued by the U.S. Treasury (4)	420,445	420,445	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	34,574	—	34,574	—
Other municipal debt securities (5)	907	—	907	—
Investment in ProQR Therapeutics N.V. (6)	2,089	617	—	1,472
Total	$2,344,798	$757,433	$1,585,893	$1,472

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$418,406	$418,406	$—	$—
Corporate debt securities (7)	1,102,568	—	1,102,568	—
Debt securities issued by U.S. government agencies (8)	329,404	—	329,404	—
Debt securities issued by the U.S. Treasury (5)	363,694	363,694	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	40,407	—	40,407	—
Investment in ProQR Therapeutics N.V. (6)	4,506	—	—	4,506
Total	$2,258,985	$782,100	$1,472,379	$4,506

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents.

(2)	$21.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	$6.5 million was included in cash and cash equivalents, with the difference included in short-term investments.

(4)	$81 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	Included in short-term investments.

(6)	Included in other current assets.

(7)	$19.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(8)	$0.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1% Notes and 0.125% Notes had a fair value of $315.3 million and $495.3 million at March 31, 2020, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Income Taxes

The Coronavirus Aid, Relief, and Economic Security, or CARES, Act was enacted in March 2020. We considered our ability to estimate annual effective tax rates based on our pre-tax income projections, the income tax effects of the CARES Act, the realizability of our net deferred tax assets and the appropriateness of our valuation allowances.

Under the Tax Cut and Jobs Act of 2017, the utilization of federal net operating losses was limited to 80 percent of taxable income. The CARES Act temporarily removed this limitation and provides for the utilization of net operating loss carryforwards to offset 100 percent of taxable income. The 80 percent limitation enacted by the Tax Act is reinstated for tax years beginning in 2021.

In 2019, we recorded income tax expense related to Akcea due to the 80 percent limitation on the utilization of net operating losses in effect at the time. As a result of the temporary change in tax law provided by the CARES Act, we recorded a $1.7 million tax benefit in the first quarter of 2020 as we will now utilize federal net operating loss carryforwards to offset 100 percent of Akcea’s taxable income for 2019. We recorded the tax benefit as a discrete item in the first quarter of 2020 because that was when the CARES Act was enacted.
We recorded an income tax benefit of $3.3 million for the three months ended March 31, 2020, compared to income tax expense of $31.0 million for the same period in 2019. We recorded an income tax benefit for the three months ended March 31, 2020 primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea. We did not record a tax benefit as a result of Akcea’s pre-tax loss in the first quarter of 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Our effective tax rate may vary from the U.S. federal statutory rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, the tax impact of non-deductible expenses and other permanent differences between income before taxes and taxable income, and changes to tax laws or rates. Our effective income tax rate of 5.28 percent for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21 percent primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea.

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first three months of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense medicines for the treatment of SMA. We and Biogen are currently developing eight medicines to treat neurodegenerative diseases under these collaborations, including medicines to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through March 2020, we have received more than $2.5 billion from our Biogen collaborations.

During the three months ended March 31, 2020 and 2019, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended March 31,
	2020	2019
SPINRAZA royalties (commercial revenue)	$66.0	$59.7
R&D revenue	21.4	24.5
Total revenue from our relationship with Biogen	$87.4	$84.2
Percentage of total revenue	66%	28%

2012 Neurology Collaboration

In the first quarter of 2020, we achieved a $7.5 million milestone payment from Biogen when we advanced IONIS-MAPTRx in development. This milestone payment did not create a new performance obligation because it is part of our performance obligation to conduct development of IONIS-MAPTRx. Therefore, we included the $7.5 million milestone payment in our transaction price for our IONIS-MAPTRx development performance obligation. We are recognizing revenue for our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through March 2020, we have included $45.0 million in the transaction price for our IONIS-MAPTRx development performance obligation. We currently estimate we will satisfy our performance obligation in 2022.

During the first three months of 2020, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Biogen collaborations, except as noted above.

Our condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 included deferred revenue of $512.3 million and $525.8 million, respectively, related to our relationship with Biogen.

Research, Development and Commercialization Partners

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the treatment of cardiovascular, renal and metabolic diseases and a second focused on the treatment of oncology diseases. We and AstraZeneca are currently developing several medicines under these collaborations, including medicines to treat people with cardiovascular disease, a genetically associated form of kidney disease, nonalcoholic steatohepatitis, or NASH and cancer. From inception through March 2020, we have received more than $300 million from our AstraZeneca collaborations.

During the three months ended March 31, 2020 and 2019, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Three Months Ended March 31,
	2020	2019
R&D revenue	$13.8	$4.0
Percentage of total revenue	10%	1%

Our condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 included deferred revenue of $21.3 million and $25.0 million, respectively, related to our relationship with AstraZeneca.

During the first three months of 2020, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our AstraZeneca collaborations, except as noted below.

Cardiovascular, Renal and Metabolic Diseases Collaboration

In the first quarter of 2020, we achieved a $10 million milestone payment from AstraZeneca when AstraZeneca advanced ION532, a medicine targeting APOL1 for the treatment of kidney disease, in development. We concluded that this milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the $10 million milestone payment in full in the first quarter of 2020 because we did not have any performance obligations related to this payment. We will achieve the next payment of up to $30 millionif AstraZeneca licenses a medicine under this collaboration.

7.  Segment Information

We have two reportable segments, Ionis Core and Akcea Therapeutics. At March 31, 2020 we owned approximately 76 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

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

The following tables show our segment revenue and income (loss) from operations for the three months ended March 31, 2020 and 2019 (in thousands), respectively.

Three Months Ended March 31, 2020	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$66,008	$—	$—	$66,008
Product sales, net	—	15,159	—	15,159
Licensing and other royalty revenue	3,598	—	(804)	2,794
Total commercial revenue	$69,606	$15,159	$(804)	$83,961
R&D revenue under collaborative agreements	$48,491	$915	$—	$49,406
Total segment revenue	$118,097	$16,074	$(804)	$133,367
Total operating expenses	$135,426	$61,334	$(2,266)	$194,494
Loss from operations	$(17,329)	$(45,260)	$1,462	$(61,127)

Three Months Ended March 31, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$59,711	$—	$—	$59,711
Product sales, net	—	6,754	—	6,754
Licensing and other royalty revenue	1,623	—	—	1,623
Total commercial revenue	$61,334	$6,754	$—	$68,088
R&D revenue under collaborative agreements	$160,556	$157,062	$(88,492)	$229,126
Total segment revenue	$221,890	$163,816	$(88,492)	$297,214
Total operating expense	$114,515	$137,610	$(76,446)	$175,679
Income from operations	$107,375	$26,206	$(12,046)	$121,535

The following table shows our total assets by segment at March 31, 2020 and December 31, 2019 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
March 31, 2020	$3,376,169	$559,921	$(845,177)	$3,090,913
December 31, 2019	$3,478,081	$599,250	$(844,219)	$3,233,112

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its majority owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen) and our technologies and products in development, including the business of Akcea Therapeutics, Inc., our majority-owned affiliate. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those related to the impact COVID-19 could have on our business, and including but not limited to those related to our commercial products and the medicines in our pipeline, and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2019, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We are a leader in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform leveraging our expertise in antisense oligonucleotide therapeutics that we believe has fundamentally changed medicine and transformed the lives of people with devastating diseases. Our large, diverse and advancing pipeline has over 40 potential first-in-class and/or best-in-class medicines designed to address a broad range of diseases, including neurological, cardiovascular, infectious and pulmonary diseases. The medicines in our pipeline address patients with diseases ranging from rare to common. We have three commercial medicines approved in major markets around the world, SPINRAZA, TEGSEDI and WAYLIVRA. We have four medicines in pivotal studies, tominersen for Huntington’s disease, tofersen for SOD1-ALS, AKCEA-APO(a)-LRx for cardiovascular disease, or CVD, and AKCEA-TTR-LRx for TTR amyloidosis.

With our strong financial position, we have the resources to continue to execute on our plan to invest in areas of our business that we believe have the potential to create value for patients and shareholders. We currently have four medicines in pivotal studies. By the end of this year, we plan to have six pivotal studies underway and report clinical proof-of-concept data for six medicines. We also plan to expand the reach of our antisense technology by optimizing additional routes of administration, such as oral and pulmonary for which we expect clinical data this year. Additionally, this year, we are continuing to prioritize the growth and advancement of our Ionis-owned pipeline. Building on our achievements to date, we believe that continued advances in our pipeline and technology will enable us to achieve our goal of 10 or more new drug applications through the end of 2025.

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

Commercial Medicines

SPINRAZA is a global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of March 31, 2020, approximately 10,800 patients were on SPINRAZA therapy in markets around the world. Additionally, as of March 31, 2020, SPINRAZA was approved in over 50 countries with formal reimbursement in 40 countries. Through March 31, 2020, we have earned more than $1.1 billion in revenues from our SPINRAZA collaboration, including more than $710 million in royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis, or hATTR, a debilitating, progressive, and fatal disease. Akcea, our majority-owned affiliate focused on developing and commercializing medicines to treat patients with serious and rare diseases, launched TEGSEDI in the U.S. and EU in late 2018. TEGSEDI is commercially available in 12 countries. Akcea plans to expand the global launch of TEGSEDI by launching in additional countries. In Latin America, PTC Therapeutics, or PTC, through its exclusive license from Akcea, is launching TEGSEDI in Brazil and is working towards access in additional Latin American countries.

WAYLIVRA, a once weekly, self-administered, subcutaneous medicine, received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. Akcea launched WAYLIVRA in the EU in the third quarter of 2019 and is leveraging its existing commercial infrastructure in Europe to market WAYLIVRA. PTC through its exclusive license agreement with Akcea is working to expand access to WAYLIVRA across Latin America, beginning in Brazil. PTC plans to file for marketing approval of WAYLIVRA in Brazil this year.

Medicines in Pivotal Phase 3 Studies

Our medicines in pivotal studies include tominersen for Huntington’s disease, tofersen for SOD1-ALS, AKCEA-APO(a)-LRx for cardiovascular disease, or CVD, and AKCEA-TTR-LRx for TTR amyloidosis. In April 2020, Roche completed enrollment of the Phase 3 study for tominersen our medicine to treat people with Huntington’s disease. The Phase 3 study for tofersen continues to progress in patients with SOD1-ALS. In January 2020, Novartis began enrollment in the HORIZON Phase 3 cardiovascular outcome study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease and elevated Lp(a). Our broad Phase 3 program for AKCEA-TTR-LRx is also progressing.

COVID-19

As a company focused on improving the health of people around the world, our priority during the COVID-19 pandemic is the safety of our employees, their families and the patients and healthcare workers who work with us and rely on our medicines. We are also focused on maintaining the quality of our studies and meeting timelines. We believe our financial strength provides us with the ability to manage through this crisis and continue to execute on our strategic initiatives. To date, we have not experienced a significant impact to our overall business as a result of the COVID-19 pandemic. Because the situation is extremely fluid we are continuing to evaluate the impact COVID-19 could have on our business, including but not limited to the impact on our commercial products and the medicines in our pipeline.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenue	$133,367	$297,214
Total operating expenses	$194,494	$175,679
Income (loss) from operations	$(61,127)	$121,535
Net income (loss)	$(58,480)	$90,884
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(48,226)	$84,443

Our revenue for the three months ended March 31, 2020 was $133.4 million. Our commercial revenue for the three months ended March 31, 2020 increased more than 20 percent over the same period in 2019.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue in the first quarter of 2020 included over $25 million from our neurology disease franchise and $15 million from our cardiometabolic franchise. Our R&D revenue in the first quarter of 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx. We anticipate our R&D revenue will be higher in the second half of 2020, compared to the first half of 2020.

Our operating expenses for the first quarter of 2020 were $194.5 million and increased over the same period in 2019, principally due to our investments in the global launches of TEGSEDI and WAYLIVRA, the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. We expect our operating expenses to continue to increase during the rest of 2020 as we continue to advance our strategic priorities.

We ended the first quarter of 2020, with $2.4 billion in cash and short-term investments. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2020 and beyond.

Recent Business Highlights (Q1 2020 and subsequent activities)

Commercial Medicine Highlights

●	SPINRAZA: a global foundation-of-care for the treatment of SMA patients of all ages
o	Worldwide sales increased to $565 million in the first quarter, a 9 percent increase compared to the first quarter of 2019
o	Worldwide patients on treatment increased to approximately 10,800 at the end of the first quarter, including patients across commercial, expanded access and clinical trial settings
o	Patient treatment is underway in the Phase 2/3 DEVOTE study evaluating the safety, tolerability and potential to achieve even greater efficacy with a higher dose of SPINRAZA
o	Data from an independent study published in Lancet Neurology demonstrated statistically significant improvement in motor function with SPINRAZA treatment in teens and adults

●	TEGSEDI: launched in multiple markets for the treatment of hATTR with polyneuropathy in adult patients
o	Commercially available in 12 countries
o	Launching in additional EU countries this year and expanding in Latin America through PTC Therapeutics
o	Results from the NEURO-TTR Phase 3 open-label extension study were published in the European Journal of Neurology.

●	WAYLIVRA: launched in the EU as the only approved treatment for adults with genetically confirmed FCS at high risk for pancreatitis
o	Launch progressing in Germany, Austria and through the ATU in France
o	Launching in additional EU countries this year

Pipeline Highlights

●	Roche completed enrollment in the global, GENERATION HD1 Phase 3 study in patients with Huntington’s disease
●	Initiated the CARDIO-TTRansform Phase 3 clinical trial for AKCEA-TTR-LRx in patients with TTR-mediated amyloid cardiomyopathy
●	Two medicines granted Fast Track Designation by the U.S. FDA
o	AKCEA-APO(a)-LRx for the treatment of cardiovascular disease due to elevated Lp(a) levels
o	IONIS-C9Rx for the treatment of C9orf72-ALS
●	We generated more than $20 million as numerous partnered medicines advanced
o	$10 million from AstraZeneca for ION532 targeting APOL1 for the treatment of kidney disease
o	$7.5 million from Biogen for IONIS-MAPTRx for the treatment of Alzheimer’s disease
o	$5 million from Dynacure for IONIS-DNM2-2.5Rx for the treatment of centronuclear myopathies
●	We and Akcea reported positive topline results for AKCEA-APOCIII-LRx and vupanorsen
●
Results from the Phase 2 study of AKCEA-APO(a)-LRx in patients with Lp(a)-driven cardiovascular disease, highlighting the favorable safety and tolerability profile and the potential to address a major area of unmet need, were published in the New England Journal of Medicine

●	Initiated a Phase 1 study of ION224, an Ionis-owned medicine in development for the treatment of NASH

Critical Accounting Estimates

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

The following are our significant accounting estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results:

●	Assessing the propriety of revenue recognition and associated deferred revenue;
●	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities; and
●	Estimating our income taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2020 was $133.4 million compared to $297.2 million for the same period in 2019 and was comprised of the following (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$66,008	$59,711
Product sales, net	15,159	6,754
Licensing and other royalty revenue	2,794	1,623
Total commercial revenue	83,961	68,088
R&D revenue:
Amortization from upfront payments	21,146	35,851
Milestone payments	23,119	40,017
License fees	—	150,000
Other services	5,141	3,258
Total R&D revenue	49,406	229,126
Total revenue	$133,367	$297,214

In the first quarter of 2020, our commercial revenue increased over 20 percent, compared to the same quarter of 2019. Commercial revenue from SPINRAZA royalties increased over 10 percent and product sales from TEGSEDI and WAYLIVRA more than doubled.

We earn our R&D revenue from multiple sources which can fluctuate depending on the timing of events. Our R&D revenue in the first quarter of 2020 included over $25 million from our neurology disease franchise and $15 million from our cardiometabolic franchise. Our R&D revenue in the first quarter of 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx. We anticipate our R&D revenue to be higher in the second half of 2020, compared to the first half of 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $194.5 million and increased compared to $175.7 million for the same period in 2019. The increase was principally due to our investments in the global launches of TEGSEDI and WAYLIVRA, the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. Compensation expense related to equity awards declined for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the departures of certain members of Akcea’s senior management and board of directors. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2020 as we continue to advance our strategic priorities.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$95,020	$78,514
Akcea Therapeutics	60,950	128,106
Elimination of intercompany activity	(2,266)	(76,446)
Subtotal	153,704	130,174
Non-cash compensation expense related to equity awards	40,790	45,505
Total operating expenses	$194,494	$175,679

To analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash compensation expense related to equity awards from our operating expenses. We believe non-cash compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Cost of Products Sold

Our cost of products sold consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA and certain associated period costs. Prior to the regulatory approval of TEGSEDI and WAYLIVRA, we expensed as R&D expense a significant portion of the cost of producing TEGSEDI and WAYLIVRA that Akcea is using in the commercial launches. We expect cost of products sold to increase as we deplete these inventories.

Our cost of products sold by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$—	$—
Akcea Therapeutics	4,534	2,326
Elimination of intercompany activity	(2,223)	(1,403)
Subtotal	2,311	923
Non-cash compensation expense related to equity awards	237	118
Total cost of products sold	$2,548	$1,041

We began recognizing cost of products sold for TEGSEDI in the third quarter of 2018 when TEGSEDI was approved and for WAYLIVRA in the second quarter of 2019 when WAYLIVRA was approved. Our cost of products sold increased in three months ended March 31, 2020, compared to the same period in 2019, primarily due to the increase in commercial product sales. We previously expensed $0.6 million and $0.3 million of costs to produce our products related to the product sales revenue we recognized in the three months ended March 31, 2020 and 2019, respectively. We recognized these costs in prior periods because we incurred these costs before we obtained regulatory approval. In its cost of products sold Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$91,396	$81,982
Non-cash compensation expense related to equity awards	25,556	24,435
Total research, development and patent expenses	$116,952	$106,417

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$75,433	$61,327
Akcea Therapeutics	16,006	95,698
Elimination of intercompany activity	(43)	(75,043)
Subtotal	91,396	81,982
Non-cash compensation expense related to equity awards	25,556	24,435
Total research, development and patent expenses	$116,952	$106,417

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines.

Our antisense drug discovery expenses are part of our Ionis Core business segment and were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$18,366	$14,632
Non-cash compensation expense related to equity awards	6,306	5,493
Total antisense drug discovery expenses	$24,672	$20,125

Antisense drug discovery expenses were higher in the three months ended March 31, 2020, compared to the same period in 2019, due to expenses we incurred primarily related to advancing our Ionis-owned research programs. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended March 31,
	2020	2019

AKCEA-TTR-LRx	$5,851	$940
WAYLIVRA	978	1,971
TEGSEDI	4,346	4,691
Other antisense development projects	21,840	21,370
Development overhead expenses	17,932	18,944
Total antisense drug development, excluding non-cash compensation expense related to equity awards	50,947	47,916
Non-cash compensation expense related to equity awards	11,787	12,234
Total antisense drug development expenses	$62,734	$60,150

Our development expenses increased slightly for the three months ended March 31, 2020 compared to the same period in 2019. The increase in development expenses primarily related to our broad Phase 3 program for AKCEA-TTR-LRx, which we initiated in late 2019. This increase was slightly offset by decreases in expenses from WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$39,102	$29,070
Akcea Therapeutics	11,845	93,846
Elimination of intercompany activity	—	(75,000)
Subtotal	50,947	47,916
Non-cash compensation expense related to equity awards	11,787	12,234
Total antisense drug development expenses	$62,734	$60,150

Akcea’s development expenses in the first quarter of 2019 included a $75 million sublicense fee it paid us related to Novartis’ license of AKCEA-APO(a)-LRx. We eliminated this expense in our consolidated results. Excluding this fee, Akcea's development expenses decreased primarily because Akcea completed the Phase 2 study of vupanorsen in early 2020.

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

Manufacturing and Development Chemistry

Expenditures in our manufacturing and development chemistry function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Our manufacturing and development chemistry function is responsible for providing drug supplies to antisense drug development, Akcea and our collaboration partners. Our manufacturing procedures include testing to satisfy good laboratory and good manufacturing practice requirements.

Our manufacturing and development chemistry expenses were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$11,983	$10,154
Non-cash compensation expense related to equity awards	2,832	2,057
Total manufacturing and development chemistry expenses	$14,815	$12,211

Manufacturing and development chemistry expenses increased slightly for the three months ended March 31, 2020, compared to the same period in 2019. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and development chemistry expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$10,311	$8,799
Akcea Therapeutics	1,672	1,355
Subtotal	11,983	10,154
Non-cash compensation expense related to equity awards	2,832	2,057
Total manufacturing and development chemistry expenses	$14,815	$12,211

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Personnel costs	$3,838	$3,910
Occupancy	2,442	2,177
Patent expenses	672	523
Depreciation and amortization	162	121
Insurance	610	411
Other	2,376	2,138
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	10,100	9,280
Non-cash compensation expense related to equity awards	4,632	4,651
Total R&D support expenses	$14,732	$13,931

R&D support expenses for the three months ended March 31, 2020 increased slightly compared to the same period in 2019. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$7,654	$8,826
Akcea Therapeutics	2,489	497
Elimination of intercompany activity	(43)	(43)
Subtotal	10,100	9,280
Non-cash compensation expense related to equity awards	4,632	4,651
Total R&D support expenses	$14,732	$13,931

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

The following table sets forth information on SG&A expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$59,997	$47,270
Non-cash compensation expense related to equity awards	14,997	20,951
Total selling, general and administrative expenses	$74,994	$68,221

SG&A expenses were higher for the three months ended March 31, 2020, compared to the same period in 2019 principally due to our investments in the global launches of TEGSEDI and WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Our SG&A expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Ionis Core	$19,587	$17,187
Akcea Therapeutics	40,410	30,082
Subtotal	59,997	47,269
Non-cash compensation expense related to equity awards	14,997	20,952
Total selling, general and administrative expenses	$74,994	$68,221

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended March 31,
	2020	2019
Cost of products sold	$4,534	$2,326
Development and patent expenses	16,006	20,698
Sublicense fees to Ionis	—	75,000
Selling, general and administrative expenses	40,410	30,082
Profit (loss) share for TEGSEDI commercialization activities	(6,898)	(9,056)
Total operating expenses, excluding non-cash compensation expense related to equity awards	54,052	119,050
Non-cash compensation expense related to equity awards	7,282	18,560
Total Akcea Therapeutics operating expenses	$61,334	$137,610

Akcea's development expenses decreased for the three months ended March 31, 2020, compared to the same period in 2019 primarily because Akcea completed the Phase 2 studies of vupanorsen and AKCEA-APOCIII-LRx in early 2020. These decreases were slightly offset by an increase in development expenses related to the broad Phase 3 program for AKCEA-TTR-LRx.

In the first quarter of 2019 Akcea incurred a $75 million sublicense fee it paid to us related to Novartis’ license of AKCEA-APO(a)-LRx. We eliminated the sublicense fee in our consolidated results.

Akcea’s SG&A expenses increased in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to Akcea’s commercialization of TEGSEDI and WAYLIVRA. For each period presented, we allocated a portion of Ionis’ SG&A expenses to Akcea for work we performed on Akcea’s behalf and we bill Akcea for these expenses. We included these allocated expenses in Akcea’s SG&A expenses in the table above. All amounts exclude non-cash compensation expense related to equity awards.

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

Investment Income

Investment income for the three months ended March 31, 2020 was $10.5 million compared to $12.1 million for 2019. The decrease in investment income was primarily due to a decline in interest rates during the three months ended March 31, 2020 compared to the same period in 2019.

Interest Expense

The following table sets forth information on interest expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,412	$9,200
Interest expense payable in cash	946	1,714
Interest on mortgage for primary R&D and manufacturing facilities	601	582
Other	31	103
Total interest expense	$10,990	$11,599

Our interest expense payable in cash decreased in the three months ended March 31, 2020, compared to the same period in 2019 because we exchanged a significant portion of our 1% Notes for 0.125% Notes in December 2019.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $3.3 million for the three months ended March 31, 2020, compared to income tax expense of $31.0 million for the same period in 2019. We recorded an income tax benefit for the three months ended March 31, 2020 primarily due to Ionis’ pre-tax loss for the period and a $1.7 million tax benefit related to Akcea. We did not record a tax benefit as a result of Akcea’s pre-tax loss in the first quarter of 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Net Income (Loss)

We had a net loss of $58.5 million for the three months ended March 31, 2020, compared to net income of $90.9 million for the same period in 2019. Our net loss was primarily due to decreased revenue year-over-year, as discussed above in the revenue section.

Net (Income) Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At March 31, 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties own represent an interest in Akcea's equity that we do not control. However, because we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three months ended March 31, 2020, was a loss of $10.3 million, compared to net income of $6.4 million for same period in 2019.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $48.2 million for the three months ended March 31, 2020, compared to net income of $84.4 million for the same period in 2019. Basic and diluted net loss per share for the three months ended March 31, 2020 were $0.35. Our basic and diluted net income per share for the three months ended March 31, 2019 was $0.63 and $0.62, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and product sales. From our inception through March 31, 2020, we have earned approximately $4.4 billion in revenue. We also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through March 31, 2020, we have raised net proceeds of approximately $1.8 billion from the sale of our equity securities, not including the $182.4 million Akcea received in net proceeds from its IPO in July 2017. Additionally, we have borrowed approximately $1.5 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

Our key liquidity metrics and capital resources, including our cash, cash equivalents and short-term investments, working capital and debt obligations were essentially unchanged at March 31, 2020, compared to December 31, 2019.

The following table summarizes our contractual obligations as of March 31, 2020. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

	Payments Due by Period (in millions)
Contractual Obligations (selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
0.125% Notes (principal and interest payable)	$552.3	$0.7	$1.4	$550.2	$—
1% Notes (principal and interest payable)	316.1	3.1	313.0	—	—
Building mortgage payments	77.6	2.4	5.5	6.9	62.8
Operating leases	22.6	3.3	5.7	4.8	8.8
Other obligations (principal and interest payable)	1.0	0.1	0.1	0.1	0.7
Total	$969.6	$9.6	$325.7	$562.0	$72.3

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

We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants in additional paid-in capital in our condensed consolidated balance sheet. We exclude any shares of our common stock receivable by us under the note hedges from our calculation of diluted earnings per share as they are antidilutive. We will include the shares issuable under the warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

At March 31, 2020, we had the following 0.125% Notes outstanding (amounts in millions except price per share data):

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

At March 31, 2020, we had the following 1% Notes outstanding (amounts in millions except price per share data):

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2020 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We are also exposed to changes in foreign currency exchange rates as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries’ functional currencies into our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate, which are difficult to predict. A hypothetical 10 percent change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. Our business strategy incorporates potentially significant international expansion, particularly related to TEGSEDI and WAYLIVRA, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2020.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding and may revise our estimates.

In November 2019, a purported stockholder of Akcea filed an action in the Delaware Court of Chancery, captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, or the Delaware Action. The plaintiff in the Delaware Action asserted claims against (i) current and former members of Akcea’s Board of Directors, and (ii) Ionis, or collectively, the Defendants. The plaintiff purported to assert these claims derivatively on behalf of Akcea, which was the nominal defendant in the Delaware Action, as well as directly against the Defendants on behalf of a purported class of Akcea stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the licensing transaction that Akcea and Ionis entered into regarding TEGSEDI and AKCEA-TTR-LRx. The plaintiff also asserted an unjust enrichment claim against Ionis in connection with that transaction. We and Akcea moved to dismiss the plaintiff’s complaint and, on January 31, 2020, filed briefs in support of our respective motions to dismiss. On April 7, 2020, the plaintiff in the Delaware action voluntarily dismissed its claims. That dismissal was with prejudice only as to the individual stockholder that filed the Delaware Action. It is therefore possible that a similar action could be filed at a later date prior to the expiration of the applicable statute of limitations.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the COVID-19 Pandemic

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.*

Our business could be adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government-imposed travel restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our and Akcea’s headquarters are located, respectively, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

In response to these public health directives and orders, we implemented work-from-home policies for most of our employees and suspended business-related travel. Akcea has also implemented work-from-home policies for its employees globally and suspended business-related travel. The effects of these orders and our work-from-home and travel policies may negatively impact productivity, disrupt our business, delay or disrupt Akcea’s commercialization efforts for TEGSEDI and WAYLIVRA, and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, the commercialization efforts for TEGSEDI and WAYLIVRA by Akcea’s field force may be affected by the COVID-19 Pandemic as a result of physician and hospital policies that restrict in-person access to third parties.

Our clinical trials may also be affected by the COVID-19 Pandemic. Although we are moving to remote clinical site initiation and training via teleconferencing, videoconferencing and webcasts, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 Pandemic. Additionally, while we are utilizing home health care where possible, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. For example, in March 2020, Akcea instituted a temporary suspension of enrollment for new subjects in its Phase 3 studies of AKCEA-TTR-LRx based on advice from Akcea’s trial advisory committee; however, enrollment has resumed as sites have come back online as local and regional restrictions have eased. Additionally, there may delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The spread of COVID-19 has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 Pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and has and could continue to affect the value of our securities.

The global COVID-19 Pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 Pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 Pandemic closely.

Risks Associated with our Ionis Core and Akcea Therapeutics Businesses

If the market does not accept our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.*

Even if our medicines are authorized for marketing, including SPINRAZA, TEGSEDI and WAYLIVRA, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even when the FDA or foreign regulatory authorities authorize our or our partners’ medicines for commercialization, doctors may not prescribe our medicines to treat patients. We and our partners may not successfully commercialize additional medicines.

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, then we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, economically unviable.

The degree of market acceptance for our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, depends upon a number of factors, including the:

●	receipt and scope of marketing authorizations;
●	establishment and demonstration in the medical and patient community of the efficacy and safety of our medicines and their potential advantages over competing products;
●	cost and effectiveness of our medicines compared to other available therapies;
●	patient convenience of the dosing regimen for our medicines; and
●	reimbursement policies of government and third-party payers.

Based on the profile of our medicines, physicians, patients, patient advocates, payers or the medical community in general may not accept or use any medicines that we may develop.

For example, the product label for TEGSEDI in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is only available through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA in the E.U. requires regular blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these medicines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we and Akcea can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on our ability to conduct periodic blood and urine monitoring of our patients as a result of the current COVID-19 Pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

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

Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Other companies engage in developing antisense technology. Our competitors may succeed in developing medicines that are:

●	priced lower than our medicines;
●	reimbursed more favorably by government and other third-party payers than our medicines;
●	safer than our medicines;
●	more effective than our medicines; or
●	more convenient to use than our medicines.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	ZOLGENSMA could compete with SPINRAZA;
●	ONPATTRO, VYNDAQEL and VYNDAMAX, AG10 and vutrisiran could compete with TEGSEDI;
●	ARO-APOC3, Myalept and gemcabene could compete with WAYLIVRA;
●	WVE-120101/WVE-120102, Selistat and VX15 could compete with tominersen;
●	Arimoclomol could compete with tofersen; and
●	ONPATTRO, VYNDAQEL and VYNDAMAX, vutrisiran and AG10 could complete with AKCEA-TTR-LRx;.

Certain of our medicines may compete with our other medicines, which could reduce our expected revenues.

Certain of our medicines inhibit the production of the same protein. For example, WAYLIVRA inhibits the production of the same protein as AKCEA-APOCIII-LRx and TEGSEDI inhibits the production of the same protein as AKCEA-TTR-LRx. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx and AKCEA-TTR-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx or AKCEA-TTR-LRx instead of WAYLIVRA or TEGSEDI, respectively, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, AKCEA-APOCIII-LRx and WAYLIVRA use different mechanisms of action, if vupanorsen can effectively lower triglyceride levels in FCS patients, it may likewise reduce the revenue we derive from WAYLIVRA and AKCEA-APOCIII-LRx.

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

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., we are required to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC or other foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and time consuming to fulfill.

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

If Akcea cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.*

To successfully commercialize TEGSEDI and WAYLIVRA, Akcea must effectively manage its marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. Akcea may not be successful in doing so. To commercialize WAYLIVRA in the initial indications Akcea is pursuing and to continue the commercialization of TEGSEDI, Akcea will need to optimize and maintain specialty sales forces in the global regions where it currently markets or expects to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team.

Even though certain members of Akcea’s management team and other employees have experience commercializing medicines, as a company Akcea has limited experience marketing, selling and distributing medicines, and there are significant risks involved in building, tailoring, optimizing and managing a commercial infrastructure. Since September 2019, Akcea has announced several changes to its senior leadership team, including the departure of its Chief Executive Officer, its President, and its Chief Operating Officer and the recent resignation of its Chief Financial Officer, whose resignation became effective on April 1, 2020, and the appointment of a new Chief Executive Officer, a new Chief Commercial Officer, a new Chief Operating Officer and a new General Counsel. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes could impair Akcea’s ability to manage its business.

It is expensive and time consuming for Akcea to maintain its own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming when Akcea commercially launches additional medicines, if approved. Akcea may never successfully optimize or manage this capability and any failure could harm the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. Additionally, Akcea and its partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of Akcea’s receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, Akcea enacted a plan to reorganize its workforce to better align with the immediate needs of the business. In connection with this reorganization plan, Akcea reduced its workforce by approximately 12% and will need to increase its operations and expand its use of third -party contractors if WAYLIVRA is approved in the U.S.

Akcea has incurred expenses launching, optimizing and managing the marketing and sales infrastructure for TEGSEDI in the E.U., Canada and the U.S., and WAYLIVRA in the E.U. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, Akcea would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Akcea’s sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

To the extent we and Akcea decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, we may receive less revenue than if Akcea commercialized TEGSEDI or WAYLIVRA by itself. For example, in August 2018, Akcea granted PTC Therapeutics International Limited, or PTC Therapeutics, the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and Akcea will continue to rely on PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in those geographic markets. If PTC Therapeutics does not successfully commercialize TEGSEDI or WAYLIVRA, including as a result of delays or disruption caused by the current COVID-19 Pandemic, that may affect PTC Therapeutics’ ability to commercialize TEGSEDI or WAYLIVRA, and Akcea may receive limited revenue for TEGSEDI or no revenue for WAYLIVRA in Latin America or certain Caribbean countries. In addition, in August 2018 Akcea entered into an agreement with Accredo Health Group, Inc., or Accredo, a subsidiary of Express Scripts, to be Akcea’s specialty pharmacy partner for distribution of TEGSEDI in the U.S. Further, Akcea has less control over the sales efforts of other third parties, including PTC Therapeutics and Accredo, involved in commercializing TEGSEDI or WAYLIVRA.

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

In addition, in response to the public health directives and orders related to the COVID-19 Pandemic, Akcea implemented work-from-home policies for its employees globally and suspended business-related travel. The effects of the government orders and Akcea’s work-from-home and travel policies in response to the COVID-19 Pandemic have thus far had a limited impact on Akcea’s productivity, business and commercialization efforts for TEGSEDI and WAYLIVRA, but the effects of these orders and policies may become more significant in the future.

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, SPINRAZA, TEGSEDI and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the U.S. or Canada and for additional indications, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets. For example, in the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries and legislation designed to, among other things, reform government program reimbursement methodologies for medicines and bring more transparency to drug pricing. At the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain medicines under Medicare Part B, to allow some states to negotiate prices under Medicaid, and to eliminate cost sharing for generic medicines for low-income patients. Further, the Trump administration released a “Blueprint” to lower medicine prices and reduce out of pocket costs of medicines that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of medicines paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for medicines may not be available or adequate in either the U.S. or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the current COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

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

We cannot guarantee that any of our medicines will be considered safe and effective or will be approved for commercialization. In addition, it is possible that SPINRAZA, TEGSEDI and WAYLIVRA may not be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our medicines before they can be approved or receive additional approvals for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

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
●
such authorities may not accept clinical data from studies conducted at clinical facilities that have deficient clinical practices or that are in countries where the standard of care is potentially different from the U.S.;

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

The current COVID-19 Pandemic could make some of these factors more likely to occur.

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the E.U., as the EC is requiring Akcea to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. Akcea has an ongoing OLE extension study of WAYLIVRA in patients with FCS and an OLE study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact Akcea’s pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in the clinical studies, including the studies of tominersen, tofersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx, could reduce the commercial potential or viability of our medicines.

If we cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we or our partner would need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. We and Akcea rely on third-party manufacturers to supply the drug substance and drug product for TEGSEDI and WAYLIVRA. Any delays or disruption to our own or third-party commercial manufacturing capabilities, including any interruption to our supply chain as a result of the current COVID-19 Pandemic, could limit the commercial success of our medicines.

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

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tominersen, tofersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for SPINRAZA, TEGSEDI and WAYLIVRA.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2020, we had an accumulated deficit of approximately $0.8 billion and stockholders’ equity of approximately $1.4 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

Our ability to use our net operating loss carryovers and certain other tax attributes may be limited.*

Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to 80 percent of taxable income beginning in 2021. It is uncertain if and to what extent various states will conform to the federal Tax Act or the CARES Act. The CARES Act also reinstated the net operating loss carryback provisions whereby net operating losses incurred in calendar tax years 2018, 2019 and 2020 may be carried back to offset taxable income of the five tax years preceding the year of the loss.
In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. A change in tax laws, treaties or regulations, or their interpretation, of any other country in which we operate could also affect us.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, tominersen, tofersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx, the price of our securities could decrease.

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

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering SPINRAZA, TEGSEDI, WAYLIVRA, or any of our medicines in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorization, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of March 31, 2020, we had cash, cash equivalents and short-term investments equal to $2.4 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If our management transition is not successful our business could suffer.

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2020, the market price of our common stock ranged from $64.34 to $39.32 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

The current COVID-19 Pandemic has caused a significant disruption of global financial markets and has resulted in increased volatility in the trading price of our common stock. Additionally, broad market and industry factors may also materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and NASDAQ and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 Pandemic. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to financial penalties and mandatory and costly corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, our efforts may not prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 11.2 million shares of our common stock upon conversion of our convertible senior notes and up to 6.6 million shares may be issued in connection with the warrant transactions we entered into in connection with the issuance of our 0.125% Notes, in each case subject to customary anti-dilution adjustments. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business.*

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole are currently experiencing substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government in response to the COVID-19 Pandemic. In the past, the failure, bankruptcy, or sale of various financial and other institutions created similar turmoil and uncertainty in such markets and industries. It is possible that a crisis in the global credit markets, the U.S. capital markets, the financial services industry or the U.S. economy may adversely affect our business, vendors and prospects, as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted.*

On June 23, 2016, the United Kingdom, or the U.K., voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. In January 2020, the U.K. and the E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the Transition Period, negotiations are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period. Due to the COVID-19 Pandemic, negotiations between the U.K. and the E.U. scheduled for March were not held, and there is an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

In addition, as a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and E.U.’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the E.U. is governed post-Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2019, our board of directors approved an initial share repurchase program of up to $125 million of our common stock. All of our repurchases were made under a 10b5-1 plan. In 2019, we repurchased 535,000 shares for $34.4 million. In the first quarter of 2020, we repurchased an additional 1.5 million shares for $90.6 million as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 2020	1,478	$61.27
Total	1,478

(1)	Average Price Paid Per Share excludes cash paid for commissions.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	May 6, 2020

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 6, 2020