Form 10-Q
period 2020-06-30
IONIS PHARMACEUTICALS INC
filed 2020-08-05
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of voting common stock outstanding as of July 29, 2020 was 139,697,030.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$530,181	$683,287
Short-term investments	1,818,435	1,816,257
Contracts receivable	27,834	63,034
Inventories	23,722	18,180
Other current assets	131,015	139,839
Total current assets	2,531,187	2,720,597
Property, plant and equipment, net	172,618	153,651
Patents, net	27,700	25,674
Long-term deferred tax assets	305,980	305,557
Deposits and other assets	41,465	27,633
Total assets	$3,078,950	$3,233,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,407	$16,067
Accrued compensation	22,822	37,357
Accrued liabilities	67,802	66,769
Income taxes payable	27,943	32,514
Current portion of long-term obligations and other current liabilities	4,966	2,026
Current portion of deferred contract revenue	100,401	118,272
Total current liabilities	231,341	273,005
Long-term deferred contract revenue	448,576	490,060
0.125 percent convertible senior notes	445,150	434,711
1 percent convertible senior notes	284,083	275,333
Long-term obligations, less current portion	15,057	15,543
Long-term mortgage debt	59,948	59,913
Total liabilities	1,484,155	1,548,565
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 139,489,405 and 140,339,615 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	139	140
Additional paid-in capital	2,271,630	2,203,778
Accumulated other comprehensive loss	(16,440)	(25,290)
Accumulated deficit	(878,154)	(707,534)
Total Ionis stockholders’ equity	1,377,175	1,471,094
Noncontrolling interest in Akcea Therapeutics, Inc.	217,620	213,453
Total stockholders’ equity	1,594,795	1,684,547
Total liabilities and stockholders’ equity	$3,078,950	$3,233,112

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$71,746	$70,502	$137,754	$130,212
Product sales, net	16,364	9,865	31,523	16,619
Licensing and other royalty revenue	1,624	7,932	4,419	9,555
Total commercial revenue	89,734	88,299	173,696	156,386
Research and development revenue under collaborative agreements	55,803	75,514	105,209	304,640
Total revenue	145,537	163,813	278,905	461,026

Expenses:
Cost of products sold	3,012	1,364	5,561	2,406
Research, development and patent	122,264	106,165	239,214	212,582
Selling, general and administrative	72,015	75,111	147,009	143,332
Total operating expenses	197,291	182,640	391,784	358,320

Income (loss) from operations	(51,754)	(18,827)	(112,879)	102,706

Other income (expense):
Investment income	9,243	13,735	19,459	25,880
Interest expense	(11,173)	(11,802)	(22,163)	(23,402)
Gain on investments	9,625	—	9,887	—
Other income (expenses)	(149)	(45)	(249)	(192)

Income (loss) before income tax (expense) benefit	(44,208)	(16,939)	(105,945)	104,992

Income tax (expense) benefit	439	6,927	3,696	(24,119)

Net income (loss)	(43,769)	(10,012)	(102,249)	80,873

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	11,924	9,136	22,178	2,694

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(31,845)	$(876)	$(80,071)	$83,567

Basic net income (loss) per share	$(0.23)	$(0.01)	$(0.58)	$0.62
Shares used in computing basic net income (loss) per share	139,352	140,247	139,391	139,419
Diluted net income (loss) per share	$(0.23)	$(0.01)	$(0.58)	$0.61
Shares used in computing diluted net income (loss) per share	139,352	140,247	139,391	142,499

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(43,769)	$(10,012)	$(102,249)	$80,873
Unrealized gains on debt securities, net of tax	11,204	3,452	9,251	7,775
Currency translation adjustment	74	(96)	82	(11)

Comprehensive income (loss)	(32,491)	(6,656)	(92,916)	88,637

Comprehensive loss attributable to noncontrolling interests	(11,441)	(9,136)	(21,695)	(2,696)

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(21,050)	$2,480	$(71,221)	$91,333

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2019 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at March 31, 2019	139,624	$140	$2,117,969	$(27,608)	$(882,850)	$1,207,651	$179,769	$1,387,420
Net loss	—	—	—	—	(876)	(876)	—	(876)
Change in unrealized gains, net of tax	—	—	—	3,452	—	3,452	—	3,452
Foreign currency translation	—	—	—	(96)	—	(96)	—	(96)
Issuance of common stock in connection with employee stock plans	774	—	34,943	—	—	34,943	—	34,943
Stock-based compensation expense	—	—	41,933	—	—	41,933	—	41,933
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(5)	—	(438)	—	—	(438)	—	(438)
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(17,185)	—	—	(17,185)	8,049	(9,136)
Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202

Balance at March 31, 2020	139,282	$139	$2,233,644	$(27,235)	$(846,309)	$1,360,239	$210,172	$1,570,411
Net loss	—	—	—	—	(31,845)	(31,845)	—	(31,845)
Change in unrealized gains, net of tax	—	—	—	11,204	—	11,204	—	11,204
Foreign currency translation	—	—	—	74	—	74	—	74
Issuance of common stock in connection with employee stock plans	214	—	8,800	—	—	8,800	—	8,800
Stock-based compensation expense	—	—	48,442	—	—	48,442	—	48,442
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(7)	—	(367)	—	—	(367)	—	(367)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(18,889)	(483)	—	(19,372)	7,448	(11,924)
Balance at June 30, 2020	139,489	$139	$2,271,630	$(16,440)	$(878,154)	$1,377,175	$217,620	$1,594,795

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2019 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income	—	—	—	—	83,567	83,567	—	83,567
Change in unrealized gains, net of tax	—	—	—	7,775	—	7,775	—	7,775
Foreign currency translation	—	—	—	(11)	—	(11)	—	(11)
Issuance of common stock in connection with employee stock plans	2,600	2	102,002	—	—	102,004	—	102,004
Stock-based compensation expense	—	—	87,437	—	—	87,437	—	87,437
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(136)	—	(8,034)	—	—	(8,034)	—	(8,034)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(51,433)	—	—	(51,433)	48,737	(2,696)
Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202

Balance at December 31, 2019	140,340	$140	$2,203,778	$(25,290)	$(707,534)	$1,471,094	$213,453	$1,684,547
Net loss	—	—	—	—	(80,071)	(80,071)	—	(80,071)
Change in unrealized gains, net of tax	—	—	—	9,251	—	9,251	—	9,251
Foreign currency translation	—	—	—	82	—	82	—	82
Issuance of common stock in connection with employee stock plans	821	—	16,451	—	—	16,451	—	16,451
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	89,233	—	—	89,233	—	89,233
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(194)	—	(11,970)	—	—	(11,970)	—	(11,970)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(25,862)	(483)	—	(26,345)	4,167	(22,178)
Balance at June 30, 2020	139,489	$139	$2,271,630	$(16,440)	$(878,154)	$1,377,175	$217,620	$1,594,795

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(102,249)	$80,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,360	6,253
Amortization of right-of-use operating lease assets	784	1,035
Amortization of patents	999	948
Amortization of premium (discount) on investments, net	3,842	(5,163)
Amortization of debt issuance costs	1,236	957
Amortization of convertible senior notes discount	17,807	17,661
Stock-based compensation expense	89,233	87,437
Gain on investments	(9,887)	—
Non-cash losses related to patents, licensing and property, plant and equipment and investments	211	203
Provision for deferred income taxes	(2,513)	14,436
Changes in operating assets and liabilities:
Contracts receivable	35,200	(16,255)
Inventories	(3,018)	(5,736)
Other current and long-term assets	1,064	(6,372)
Accounts payable	(14,939)	(16,104)
Accrued compensation	(14,535)	(9,219)
Other current liabilities	(1,968)	3,283
Deferred contract revenue	(59,355)	(73,643)
Net cash provided by (used in) operating activities	(51,728)	80,594

Investing activities:
Purchases of short-term investments	(976,284)	(1,049,274)
Proceeds from sale of short-term investments	982,173	877,966
Purchases of property, plant and equipment	(18,178)	(7,243)
Acquisition of licenses and other assets, net	(3,023)	(2,310)
Net cash used in investing activities	(15,312)	(180,861)

Financing activities:
Proceeds from issuance of equity, net	16,453	102,004
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(11,971)	(8,034)
Repurchases and retirements of common stock	(90,548)	—
Net cash provided by (used in) financing activities	(86,066)	93,970

Net increase in cash and cash equivalents	(153,106)	(6,297)
Cash and cash equivalents at beginning of period	683,287	278,820
Cash and cash equivalents at end of period	$530,181	$272,523

Supplemental disclosures of cash flow information:
Interest paid	$3,093	$4,776
Income taxes paid	$49	$—

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$13,920
Amounts accrued for capital and patent expenditures	$6,461	$3,073

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 on the same basis as the audited financial statements for the year ended December 31, 2019. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our majority-owned affiliate, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO. Since Akcea’s IPO, our ownership has ranged from 68 percent to 77 percent. At June 30, 2020, our ownership of Akcea was approximately 76 percent. We reflect changes in our ownership of Akcea in our financial statements in the period the change occurs. For example, we reflected an increase in our ownership when we received 6.9 million shares of Akcea common stock as payment for the sublicense fee Akcea owed us for Pfizer’s license of vupanorsen (formerly AKCEA-ANGPTL3-LRx) in the fourth quarter of 2019.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We will also recognize as commercial revenue sales milestone payments and royalties we earn in the future under our partnerships.

Commercial Revenue: Product sales, net

We added product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018 and we added product sales from WAYLIVRA to our commercial revenue in the third quarter of 2019. In the U.S., we distribute TEGSEDI through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to TEGSEDI. The 3PL is our sole customer in the U.S. The 3PL then distributes TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distribute TEGSEDI to health care providers and patients. In Europe, prior to the third quarter of 2019 we distributed TEGSEDI through a non-exclusive distribution model with a 3PL that took title to TEGSEDI. The 3PL was our sole customer in Europe. The 3PL in Europe then distributed TEGSEDI to hospitals and pharmacies. In the third quarter of 2019, we began using distributors to sell both TEGSEDI and WAYLIVRA directly to hospitals and pharmacies in Europe.

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

In Note 6, Collaborative Arrangements and Licensing Agreements, we have included our collaborations with substantive changes during the first half of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods. For example, in the third quarter of 2019, we updated our estimate of the total effort we expected to expend to satisfy our performance obligation under our 2013 Strategic Neurology collaboration with Biogen. As of September 30, 2019, we had completed a significant portion of the research and development services. In this example, we expected to complete the remainder of our services in 2020. As a result of our change in estimate, in the third quarter of 2019, we recorded a cumulative catch up adjustment of $16.5 million to decrease revenue. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the cumulative catch up adjustment we made in 2019.

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

Product returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that our customer may return. We record our return estimate as an accrued refund liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale. Based on our distribution model for product sales, contractual inventory limits with our customer and wholesalers and the price of the product, we have had minimal returns to date and we believe we will continue to have minimal returns. Our EU customers generally only take title to the product after they receive an order from a hospital or pharmacy and therefore they do not maintain excess inventory levels of our products. Accordingly, we have limited return risk in the EU and we do not estimate returns in the EU.

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

License fees

We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the second quarter of 2020, we earned a $13 million license fee from AstraZeneca when AstraZeneca licensed ION736, a medicine targeting FOXP3 to treat cancer.

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

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended June 30, 2020 and 2019, we recognized $39.6 million and $46.9 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the six months ended June 30, 2020 and 2019, we recognized $61.9 million and $87.2 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. Since Akcea’s IPO, our ownership has ranged from 68 percent to 77 percent. At June 30, 2020, our ownership of Akcea was approximately 76 percent. We reflect changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. During 2019, we received the following additional shares of Akcea common stock:

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2020, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in five privately-held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For example, during the second quarter of 2020, we revalued our investments in two privately-held companies, Dynacure and Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Ribo in our condensed consolidated statement of operations during the three months ended June 30, 2020.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At June 30, 2020, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any material inventory write-offs for the six months ended June 30, 2020. Total inventory was $23.7 million and $18.2 million as of June 30, 2020 and December 31, 2019, respectively, and consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials:
Raw materials- clinical	$9,967	$9,363
Raw materials- commercial	9,543	6,520
Total raw materials	19,510	15,883
Work in process	3,471	2,039
Finished goods	741	258
Total inventory	$23,722	$18,180

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

The calculation of total net income (loss) attributable to our common stockholders for the three and six months ended June 30, 2020 and 2019 considered our net income (loss) for Ionis on a stand-alone basis plus our share of Akcea’s net income (loss) for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net income (loss) per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended June 30, 2020, was calculated as follows (in thousands, except per share amounts):

Three months ended June 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Ionis’ portion of Akcea’s net loss	77,095	$(0.49)	$(37,665)
Akcea’s net loss attributable to our ownership			$(37,665)
Ionis’ stand-alone net income			5,807
Net loss available to Ionis common stockholders			$(31,858)
Weighted average shares outstanding			139,352
Basic net loss per share			$(0.23)

Our basic net loss per share for the six months ended June 30, 2020, was calculated as follows (in thousands, except per share amounts):

Six months ended June 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Ionis’ portion of Akcea’s net loss	77,095	$(0.91)	$(70,348)
Akcea’s net loss attributable to our ownership			$(70,348)
Ionis’ stand-alone net loss			(9,822)
Net loss available to Ionis common stockholders			$(80,170)
Weighted average shares outstanding			139,391
Basic net loss per share			$(0.58)

Our basic net loss per share for the three months ended June 30, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended June 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Income Per Share	Basic Net Loss Per Share Calculation
Ionis’ portion of Akcea’s net loss	70,221	$(0.40)	$(28,244)
Akcea’s net loss attributable to our ownership			$(28,244)
Ionis’ stand-alone net income			27,311
Net loss available to Ionis common stockholders			$(933)
Weighted average shares outstanding			140,247
Basic net loss per share			$(0.01)

Our basic net income per share for the six months ended June 30, 2019, was calculated as follows (in thousands, except per share amounts):

Six months ended June 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Income Per Share Calculation
Ionis’ portion of Akcea’s net loss	69,406	$(0.06)	$(4,380)
Akcea’s net loss attributable to our ownership			$(4,380)
Ionis’ stand-alone net income			91,008
Net income available to Ionis common stockholders			$86,628
Weighted average shares outstanding			139,419
Basic net income per share			$0.62

Diluted net income (loss) per share

For the three and six months ended June 30, 2020 and the three months ended June 30, 2019, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes (for the three and six months ended June 30, 2020);
●	1 percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

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

For the six months ended June 30, 2019, the calculation excluded our 1 percent convertible senior notes, or 1% Notes, because the effect on diluted earnings per share was anti-dilutive. For the six months ended June 30, 2019, we did not have our  0.125 percent convertible senior notes.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the six months ended June 30, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.6%	2.4%
Dividend yield	0.0%	0.0%
Volatility	58.9%	60.3%
Expected life	4.7 years	4.6 years

Ionis ESPP:
	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.1%	2.5%
Dividend yield	0.0%	0.0%
Volatility	47.2%	45.5%
Expected life	6 months	6 months

Ionis RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2020 was $64.31 per share.

In addition to our stock plans, Akcea has its own stock plan under which it grants stock options and RSUs and under which it derives its stock-based compensation expense. The following are the weighted-average Black-Scholes assumptions Akcea used under its plan for the six months ended June 30, 2020 and 2019:

Akcea Employee Stock Options:
	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.3%	2.5%
Dividend yield	0.0%	0.0%
Volatility	74.5%	76.3%
Expected life	6.1 years	6.1 years

Akcea Board of Directors Stock Options:
	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.8%	1.9%
Dividend yield	0.0%	0.0%
Volatility	75.3%	74.3%
Expected life	5.7 years	6.3 years

Akcea ESPP:
	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.0%	2.5%
Dividend yield	0.0%	0.0%
Volatility	71.9%	64.1%
Expected life	6 months	6 months

Akcea RSU’s:

The fair value of RSUs is based on the market price of Akcea’s common stock on the date of grant. Akcea has granted RSUs with various vesting terms between six months and four years. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2020 was $15.76 per share.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands). Our non-cash stock-based compensation expense included $16.1 million and $23.4 million of stock-based compensation expense for Akcea employees for the three and six months ended June 30, 2020, respectively, compared to $14.4 million and $32.9 million for the same periods in 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products sold	$350	$137	$587	$255
Research, development and patent	26,016	23,756	51,573	48,191
Selling, general and administrative	22,076	18,040	37,073	38,991
Total non-cash stock-based compensation expense	$48,442	$41,933	$89,233	$87,437

As of June 30, 2020, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $137.8 million and $103.7 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.3 years and 1.7 years, respectively.

Amendments to Equity Plan

In June 2020, after receiving approval from our stockholders, we amended our 2002 Non-Employee Directors’ Stock Option Plan. The amendments included:

●	An increase to the total number of shares reserved for issuance under the plan from 2 million to 2.8 million shares;
●	A reduction to the amount of the automatic awards under the plan;
●	A revision to the vesting schedule of awards; and
●	An extension of the term of the plan.

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

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we do not recognize revenue for the transaction

We adopted this new guidance on January 1, 2020. This guidance did not have a significant impact on our condensed consolidated financial statements.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2020:

One year or less	69%
After one year but within two years	23%
After two years but within three years	8%
Total	100%

As illustrated above, at June 30, 2020, 92 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

We invest in available-for-sale securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor’s, or S&P, Moody’s or Fitch, respectively.

At June 30, 2020, we had an ownership interest of less than 20 percent in five private companies and two public companies with which we conduct business. The privately-held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly-traded companies are ATL and ProQR.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
June 30, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$652,555	$4,275	$(17)	$656,813
Debt securities issued by U.S. government agencies	139,810	673	(9)	140,474
Debt securities issued by the U.S. Treasury (2)	325,925	815	(7)	326,733
Debt securities issued by states of the U.S. and political subdivisions of the states	68,651	214	(3)	68,862
Other municipal debt securities	902	7	—	909
Total securities with a maturity of one year or less	1,187,843	5,984	(36)	1,193,791
Corporate debt securities	485,487	8,780	(121)	494,146
Debt securities issued by U.S. government agencies	118,538	521	(28)	119,031
Debt securities issued by the U.S. Treasury	58,334	588	(4)	58,918
Debt securities issued by states of the U.S. and political subdivisions of the states	50,514	371	(3)	50,882
Total securities with a maturity of more than one year	712,873	10,260	(156)	722,977
Total available-for-sale securities	$1,900,716	$16,244	$(192)	$1,916,768
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,322)	$2,390
Total equity securities included in deposits and other assets (4)	15,019	9,318	—	24,337
Total equity securities	19,731	9,318	(2,322)	26,727
Total available-for-sale and equity securities	$1,920,447	$25,562	$(2,514)	$1,943,495

		Gross Unrealized		Estimated
December 31, 2019	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$669,665	$1,451	$(43)	$671,073
Debt securities issued by U.S. government agencies	188,216	303	(43)	188,476
Debt securities issued by the U.S. Treasury (2)	327,670	232	(27)	327,875
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	21,065	26	(5)	21,086
Total securities with a maturity of one year or less	1,206,616	2,012	(118)	1,208,510
Corporate debt securities	428,627	2,911	(43)	431,495
Debt securities issued by U.S. government agencies	140,988	57	(117)	140,928
Debt securities issued by the U.S. Treasury	35,822	9	(12)	35,819
Debt securities issued by states of the U.S. and political subdivisions of the states	19,309	18	(6)	19,321
Total securities with a maturity of more than one year	624,746	2,995	(178)	627,563
Total available-for-sale securities	$1,831,362	$5,007	$(296)	$1,836,073
Equity securities:
Total equity securities included in other current assets (3)	4,712	—	(870)	3,842
Total equity securities included in deposits and other assets (4)	10,000	—	—	10,000
Total equity securities	14,712	—	(870)	13,842
Total available-for-sale and equity securities	$1,846,074	$5,007	$(1,166)	$1,849,915

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Our equity securities included in other current assets consisted of our investments in publicly-traded companies. We recognize publicly-traded equity securities at fair value.

(4)
Our equity securities included in deposits and other assets consisted of our investments in privately-held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2020 (in thousands). We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	37	$87,460	$(138)	$—	$—	$87,460	$(138)
Debt securities issued by U.S. government agencies	10	44,389	(33)	26,997	(4)	71,386	(37)
Debt securities issued by the U.S. Treasury	9	110,067	(11)	—	—	110,067	(11)
Debt securities issued by states of the U.S. and political subdivisions of the states	22	7,763	(6)	—	—	7,763	(6)
Total temporarily impaired securities	78	$249,679	$(188)	$26,997	$(4)	$276,676	$(192)

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

The following tables present the major security types we held at June 30, 2020 and December 31, 2019 that we regularly measure and carry at fair value. At June 30, 2020 and December 31, 2019, a portion of our ProQR investment was subject to trading restrictions that extend to the fourth quarter of 2020; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2019 to June 30, 2020. The tables below segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$363,019	$363,019	$—	$—
Corporate debt securities (2)	1,150,959	—	1,150,959	—
Debt securities issued by U.S. government agencies (3)	259,505	—	259,505	—
Debt securities issued by the U.S. Treasury (4)	385,651	385,651	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	119,744	—	119,744	—
Other municipal debt securities (3)	909	—	909	—
Investment in ProQR Therapeutics N.V. (6)	2,390	684	—	1,706
Total	$2,282,177	$749,354	$1,531,117	$1,706

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$418,406	$418,406	$—	$—
Corporate debt securities (7)	1,102,568	—	1,102,568	—
Debt securities issued by U.S. government agencies (8)	329,404	—	329,404	—
Debt securities issued by the U.S. Treasury (3)	363,694	363,694	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	40,407	—	40,407	—
Investment in ProQR Therapeutics N.V. (6)	4,506	—	—	4,506
Total	$2,258,985	$782,100	$1,472,379	$4,506

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents.

(2)	$32.4 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	$59.7 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	$6.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

(6)	Included in other current assets.

(7)	$19.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(8)	$0.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1% Notes and 0.125% Notes had a fair value of $340.5 million and $536.5 million at June 30, 2020, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

We recorded an income tax benefit of $0.4 million and $3.7 million for the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $6.9 million and income tax expense of $24.1 million for the same periods in 2019. We recorded an income tax benefit for the first half of 2020 primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea. We did not record a tax benefit as a result of Akcea’s pre-tax loss in the first half of 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Our effective tax rate may vary from the U.S. federal statutory rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, the tax impact of non-deductible expenses and other permanent differences between income before taxes and taxable income, and changes to tax laws or rates. Our effective income tax rate of 3.5 percent for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21 percent primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea.

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first six months of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. In December 2017, we entered into a collaboration with Biogen to identify new antisense medicines for the treatment of SMA. We and Biogen are currently developing eight medicines to treat neurodegenerative diseases under these collaborations, including medicines to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through June 2020, we have received more than $2.6 billion from our Biogen collaborations.

During the three and six months ended June 30, 2020 and 2019, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SPINRAZA royalties (commercial revenue)	$71.7	$70.5	$137.8	$130.2
R&D revenue	26.0	31.9	47.4	56.4
Total revenue from our relationship with Biogen	$97.7	$102.4	$185.2	$186.6
Percentage of total revenue	67%	63%	66%	41%

During the first six months of 2020, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our Biogen collaborations, except as noted below.

Our condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 included deferred revenue of $486.6 million and $525.8 million, respectively, related to our relationship with Biogen.

2012 Neurology

In the first quarter of 2020, we achieved a $7.5 million milestone payment from Biogen when we advanced IONIS-MAPTRx in development. This milestone payment did not create a new performance obligation because it is part of our performance obligation to conduct development of IONIS-MAPTRx. Therefore, we included the $7.5 million milestone payment in our transaction price for our IONIS-MAPTRx development performance obligation. We are recognizing revenue for our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through June 2020, we have included $45.0 million in the transaction price for our IONIS-MAPTRx development performance obligation. We currently estimate we will satisfy our performance obligation in 2022. In August 2020, we achieved a $12 million milestone payment from Biogen when we advanced IONIS-MAPTRx. We will achieve the next payment of up to $25 million if we continue to advance IONIS-MAPTRx.

2013 Strategic Neurology

In July 2020, we achieved $18 million in milestone payments from Biogen when Biogen initiated a Phase 1/2 trial for ION464, a medicine targeting alpha-synuclein to treat patients with multiple system atrophy. We will achieve the next payment of up to $10 million if Biogen advances one of the medicines under this collaboration.

Research, Development and Commercialization Partners

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the treatment of cardiovascular, renal and metabolic diseases and a second focused on the treatment of oncology diseases. We and AstraZeneca are currently developing several medicines under these collaborations, including medicines to treat people with cardiovascular disease, a genetically associated form of kidney disease, nonalcoholic steatohepatitis, or NASH and cancer. From inception through June 2020, we have received more than $300 million from our AstraZeneca collaborations.

During the three and six months ended June 30, 2020 and 2019, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
R&D revenue	$16.8	$3.8	$30.5	$7.8
Percentage of total revenue	12%	2%	11%	2%

Our condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 included deferred revenue of $17.5 million and $25.0 million, respectively, related to our relationship with AstraZeneca.

During the first six months of 2020, we did not have any changes to our performance obligations or the timing in which we expect to recognize revenue under our AstraZeneca collaborations, except as noted below.

Cardiovascular, Renal and Metabolic Diseases Collaboration

In the first quarter of 2020, we achieved a $10 million milestone payment from AstraZeneca when AstraZeneca advanced ION532, a medicine targeting APOL1 for the treatment of kidney disease, in development. We concluded that this milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the $10 million milestone payment in full in the first quarter of 2020 because we did not have any performance obligations related to this payment. We will achieve the next payment of up to $30 millionif AstraZeneca advances a medicine under this collaboration.

Oncology Collaboration

In the second quarter of 2020, we earned a $13 million license fee when AstraZeneca licensed ION736, a medicine targeting FOXP3 to treat cancer. We determined that the license was distinct from our other performance obligations. We recognized the license fee for ION736 as revenue in the second quarter of 2020 because AstraZeneca had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to AstraZeneca in the second quarter of 2020. We will achieve the next payment of $12 millionwhen AstraZeneca advances ION736 in development.

Janssen Biotech, Inc.

We have a collaboration with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat immune-mediated diseases of the gastrointestinal tract, or GI. Janssen is currently advancing ION253, a medicine for the treatment of immune-mediated GI disease, under this collaboration.

In July 2020, we achieved a $5 million milestone payment from Janssen when Janssen initiated a Phase 1 trial for ION253. We will achieve the next payment of $5 million if Janssen advances ION253 in development.

7.  Segment Information

We have two reportable segments, Ionis Core and Akcea Therapeutics. At June 30, 2020 we owned approximately 76 percent of Akcea. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

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

The following tables show our segment revenue and income (loss) from operations for the three and six months ended June 30, 2020 and 2019 (in thousands), respectively.

Three Months Ended June 30, 2020	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$71,746	$—	$—	$71,746
Product sales, net	—	16,364	—	16,364
Licensing and other royalty revenue	2,237	—	(613)	1,624
Total commercial revenue	73,983	16,364	(613)	89,734
R&D revenue under collaborative agreements	55,070	6,013	(5,280)	55,803
Total segment revenue	$129,053	$22,377	$(5,893)	$145,537
Total operating expenses	$131,177	$73,468	$(7,354)	$197,291
Loss from operations	$(2,124)	$(51,091)	$1,461	$(51,754)

Three Months Ended June 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$70,502	$—	$—	$70,502
Product sales, net	—	9,865	—	9,865
Licensing and other royalty revenue	4,896	6,036	(3,000)	7,932
Total commercial revenue	75,398	15,901	(3,000)	88,299
R&D revenue under collaborative agreements	64,791	10,723	—	75,514
Total segment revenue	$140,189	$26,624	$(3,000)	$163,813
Total operating expenses	$121,774	$65,328	$(4,462)	$182,640
Income (loss) from operations	$18,415	$(38,704)	$1,462	$(18,827)

Six Months Ended June 30, 2020	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$137,754	$—	$—	$137,754
Product sales, net	—	31,523	—	31,523
Licensing and other royalty revenue	5,835	—	(1,416)	4,419
Total commercial revenue	143,589	31,523	(1,416)	173,696
R&D revenue under collaborative agreements	103,561	6,928	(5,280)	105,209
Total segment revenue	$247,150	$38,451	$(6,696)	$278,905
Total operating expenses	$266,602	$134,800	$(9,618)	$391,784
Loss from operations	$(19,452)	$(96,349)	$2,922	$(112,879)

Six Months Ended June 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$130,212	$—	$—	$130,212
Product sales, net	—	16,619	—	16,619
Licensing and other royalty revenue	6,519	6,036	(3,000)	9,555
Total commercial revenue	136,731	22,655	(3,000)	156,386
R&D revenue under collaborative agreements	225,347	167,785	(88,492)	304,640
Total segment revenue	$362,078	$190,440	$(91,492)	$461,026
Total operating expenses	$236,290	$202,938	$(80,908)	$358,320
Income (loss) from operations	$125,788	$(12,498)	$(10,584)	$102,706

The following table shows our total assets by segment at June 30, 2020 and December 31, 2019 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
June 30, 2020	$3,397,604	$527,937	$(846,591)	$3,078,950
December 31, 2019	$3,478,081	$599,250	$(844,219)	$3,233,112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in discovering and developing RNA-targeted therapeutics. We have created an efficient and broadly applicable drug discovery platform leveraging our expertise in antisense oligonucleotide therapeutics that we believe has fundamentally changed medicine and transformed the lives of people with devastating diseases. Our large, diverse and advancing pipeline has over 40 potential first-in-class and/or best-in-class medicines designed to address a broad range of diseases, including neurological, cardio-renal, metabolic, infectious and pulmonary diseases. The medicines in our pipeline address patients with diseases ranging from rare to common. We have three commercial medicines approved in major markets around the world, SPINRAZA, TEGSEDI and WAYLIVRA. We have four medicines in pivotal studies, tominersen for Huntington’s disease, tofersen for SOD1-ALS, AKCEA-APO(a)-LRx for cardiovascular disease, or CVD, and AKCEA-TTR-LRx for TTR amyloidosis.

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

Commercial Medicines

SPINRAZA is a global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of June 30, 2020, over 11,000 patients were on SPINRAZA therapy in markets around the world. Additionally, as of June 30, 2020, SPINRAZA was approved in over 50 countries with formal reimbursement in over 40 countries. From inception through June 30, 2020, we have earned more than $1.2 billion in revenues from our SPINRAZA collaboration, including more than $780 million in royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis, or hATTR, a debilitating, progressive, and fatal disease. Akcea, our majority-owned affiliate focused on developing and commercializing medicines to treat patients with serious and rare diseases, launched TEGSEDI in the U.S. and EU in late 2018. As of the end of July 2020, TEGSEDI was commercially available in 15 countries. Akcea plans to expand the global launch of TEGSEDI by launching in additional countries. In Latin America, PTC Therapeutics, or PTC, through its exclusive license from Akcea, is launching TEGSEDI in Brazil and is working towards access in additional Latin American countries.

WAYLIVRA, a once weekly, self-administered, subcutaneous medicine, received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. Akcea launched WAYLIVRA in the EU in the third quarter of 2019 and is leveraging its existing commercial infrastructure in Europe to market WAYLIVRA. PTC, through its exclusive license agreement with Akcea, is working to expand access to WAYLIVRA across Latin America, beginning in Brazil. In the second quarter of 2020, PTC submitted the WAYLIVRA marketing application for approval in Brazil to ANVISA.

Medicines in Pivotal Phase 3 Studies

Our medicines in pivotal studies include tominersen for Huntington’s disease, tofersen for SOD1-ALS, AKCEA-APO(a)-LRx for cardiovascular disease, or CVD, and AKCEA-TTR-LRx for TTR amyloidosis. In April 2020, Roche completed enrollment of the Phase 3 study for tominersen. Tominersen has been granted orphan drug designation in the U.S. and EU and PRIME designation in the EU. Additionally, the Phase 3 study for tofersen continues to progress in patients with SOD1-ALS. Tofersen has been granted orphan drug designation in the U.S. and EU. In January 2020, Novartis began enrollment in the HORIZON Phase 3 cardiovascular outcome study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease and elevated Lp(a). AKCEA-APO(a)-LRx was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a). Our broad Phase 3 program for AKCEA-TTR-LRx is also progressing.

COVID-19

As a company focused on improving the health of people around the world, our priority during the COVID-19 pandemic is the safety of our employees, their families, the healthcare workers who work with us and the patients who rely on our medicines. We are also focused on maintaining the quality of our studies and meeting timelines. While we have experienced some impacts on our business as a result of the COVID-19 pandemic, we believe our mitigation efforts and financial strength will allow us to manage through this crisis and continue to execute on our strategic initiatives. Because the situation is extremely fluid we are continuing to evaluate the impact COVID-19 could have on our business, including but not limited to the impact on our commercial products and the medicines in our pipeline.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	$145,537	$163,813	$278,905	$461,026
Total operating expenses	$197,291	$182,640	$391,784	$358,320
Income (loss) from operations	$(51,754)	$(18,827)	$(112,879)	$102,706
Net income (loss)	$(43,769)	$(10,012)	$(102,249)	$80,873
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(31,845)	$(876)	$(80,071)	$83,567

Commercial revenue from SPINRAZA royalties increased to $72 million and $138 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Product sales from TEGSEDI and WAYLIVRA increased to $16 million and $32 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. R&D revenue was $56 million and $105 million for the three and six months ended June 30, 2020, respectively. Our R&D revenue in the six months ended June 30, 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx. We anticipate our R&D revenue will be higher in the second half of 2020, compared to the first half of 2020.

Our operating expenses for the three and six months ended June 30, 2020 were $197.3 million and $391.8 million, respectively, and increased over the same periods in 2019, principally due to our investments in our strategic priorities, including the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. We expect our operating expenses to continue to increase during the second half of 2020 as we continue to advance our strategic priorities.

We ended the second quarter of 2020, with $2.3 billion in cash and short-term investments. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2020 and beyond.

Recent Business Highlights (Q2 2020 and subsequent activities)

Commercial Medicine Highlights

●	SPINRAZA: a global foundation-of-care for the treatment of SMA patients of all ages
o	$495 million in worldwide sales in the second quarter of this year
o	More than 11,000 patients were on SPINRAZA treatment worldwide at the end of the second quarter, including patients across commercial, expanded access and clinical trial settings
o	The Phase 4 RESPOND study to evaluate SPINRAZA benefit in patients with a suboptimal clinical response to Zolgensma® (onasemnogene abeparvovec) is expected to begin early next year
o	The DEVOTE study evaluating a higher dose of SPINRAZA with the potential to deliver even greater efficacy in SMA patients of all ages is progressing
o	New clinical data from the NURTURE and SHINE studies, as well as new real-world data, further support SPINRAZA’s durable efficacy and established safety profile across SMA patients of all ages

●	TEGSEDI: the only approved at-home subcutaneous therapy for the treatment of hereditary transthyretin amyloidosis (hATTR) with polyneuropathy in adult patients
o	Commercially available in 15 countries
o	Reimbursement approved in Portugal, Spain, Italy and Austria
o	Expanding commercial availability in additional EU countries and in Latin America this year

●	WAYLIVRA: the only approved treatment in the EU for adults with genetically confirmed familial chylomicronemia syndrome (FCS) at high risk for pancreatitis
o	Launch progressing in Germany, Austria, Greece and through the ATU in France; launching in additional EU countries this year
o	Filed for marketing approval in Brazil; refiling new drug application for U.S. marketing authorization

Second Quarter 2020 and Recent Pipeline Highlights

●	Completed enrollment in the global GENERATION HD1 Phase 3 study of tominersen in patients with Huntington’s disease
●	Progressed multiple neurological disease medicines under our broad Biogen collaboration
o	Published data from the Phase 1/2 study of tofersen in the New England Journal of Medicine
o	Progressed the IONIS-MAPTRx long-term extension study in patients with Alzheimer’s disease and achieved a $12 million milestone payment
o	Advanced ION464 into a Phase 1/2 study in patients with multiple system atrophy and achieved an $18 million milestone payment
●	Advanced medicines for the treatment of cancer and immune-mediated GI disease
o	Licensed ION736 to AstraZeneca for the treatment of cancer and achieved a $13 million license fee
o	Initiated a Phase 1 study of ION253 for the treatment of immune-mediated GI disease and achieved a $5 million milestone payment from Janssen
●	Expanded the Ionis-owned pipeline with the addition of ION363 for the treatment of FUS-ALS

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

Results of Operations

Revenue

Our revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$71,746	$70,502	$137,754	$130,212
Product sales, net	16,364	9,865	31,523	16,619
Licensing and other royalty revenue	1,624	7,932	4,419	9,555
Total commercial revenue	89,734	88,299	173,696	156,386
R&D revenue:
Amortization from upfront payments	27,925	40,556	49,071	75,345
Milestone payments	6,737	12,016	29,856	52,032
License fees	14,669	21,626	14,669	172,689
Other services	6,472	1,316	11,613	4,574
Total R&D revenue	55,803	75,514	105,209	304,640
Total revenue	$145,537	$163,813	$278,905	$461,026

In the first half of 2020, our commercial revenue increased over 10 percent, compared to the same period in 2019. Commercial revenue from SPINRAZA royalties increased six percent and product sales from TEGSEDI and WAYLIVRA nearly doubled, compared to the same period in 2019.

We earn our R&D revenue from multiple sources. Our R&D revenue can fluctuate depending on the timing of events. Our R&D revenue in the six months ended June 30, 2020 included more than $50 million from our neurology disease franchise and more than $25 million from our cardio-renal franchise. Additionally, in the second quarter of 2020, we earned $13 million from AstraZeneca under our oncology collaboration. We anticipate our R&D revenue will be higher in the second half of 2020, compared to the first half of 2020.

Our R&D revenue in the six months ended June 30, 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed AKCEA-APO(a)-LRx. Additionally, our amortization from upfront payments for the six months ended June 30, 2019, was higher compared to the same period in 2020 because it included amortization from collaborations for which we have completed our R&D services performance obligations.

Already in the third quarter of 2020, we have generated several milestone payments, including $18 million from Biogen when Biogen advanced ION464, a medicine targeting alpha-synuclein to treat patients with multiple system atrophy, into a Phase 1/2 study, $12 million from Biogen for continuing to advance IONIS-MAPTRx in development and a $5 million milestone payment from Janssen when Janssen initiated a Phase 1 trial for ION253.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2020 were $197.3 million and $391.8 million, respectively, and increased compared to $182.6 million and $358.3 million for the same periods in 2019. The increase was principally due to our investments in our strategic priorities, including the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the second half of 2020 as we continue to advance our strategic priorities.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$95,671	$82,739	$190,689	$161,254
Akcea Therapeutics	60,795	62,430	121,897	190,536
Elimination of intercompany activity	(7,353)	(4,462)	(9,618)	(80,908)
Subtotal	149,113	140,707	302,968	270,882
Non-cash compensation expense related to equity awards	48,442	41,933	89,233	87,438
Total operating expenses	$197,555	$182,640	$392,201	$358,320

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

Our cost of products sold by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$—	$—	$—	$—
Akcea Therapeutics	4,693	5,645	9,239	7,972
Elimination of intercompany activity	(2,031)	(4,419)	(4,253)	(5,822)
Subtotal	2,662	1,227	4,986	2,151
Non-cash compensation expense related to equity awards	350	137	587	255
Total operating expenses	$3,012	$1,364	$5,573	$2,406

We began recognizing cost of products sold for TEGSEDI in the third quarter of 2018 when TEGSEDI was approved and for WAYLIVRA in the second quarter of 2019 when WAYLIVRA was approved. Our cost of products sold increased in six months ended June 30, 2020, compared to the same period in 2019, primarily due to the increase in commercial product sales. In its cost of products sold Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$96,248	$82,409	$187,642	$164,391
Non-cash compensation expense related to equity awards	26,016	23,756	51,572	48,191
Total research, development and patent expenses	$122,264	$106,165	$239,214	$212,582

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$75,323	$64,745	$150,754	$126,072
Akcea Therapeutics	26,247	17,707	42,253	113,405
Elimination of intercompany activity	(5,322)	(43)	(5,365)	(75,086)
Subtotal	96,248	82,409	187,644	164,391
Non-cash compensation expense related to equity awards	26,016	23,756	51,572	48,191
Total research, development and patent expenses	$122,264	$106,165	$239,214	$212,582

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines.

Our antisense drug discovery expenses are part of our Ionis Core business segment and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$18,751	$15,693	$37,117	$30,325
Non-cash compensation expense related to equity awards	6,090	5,297	12,396	10,790
Total antisense drug discovery expenses	$24,841	$20,990	$49,513	$41,115

Antisense drug discovery expenses increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to expenses we incurred related to advancing and expanding our research programs, including investments we made in complementary technologies to expand the reach of antisense technology. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including the breakdown for medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AKCEA TTR-LRx	$5,847	$1,599	$11,426	$2,540
WAYLIVRA	2,272	3,134	3,277	5,105
TEGSEDI	3,483	3,426	7,796	8,117
Other antisense development projects	24,491	23,979	46,608	45,348
Development overhead expenses	17,828	16,850	35,761	35,794
Total antisense drug development, excluding non-cash compensation expense related to equity awards	53,921	48,988	104,868	96,904
Non-cash compensation expense related to equity awards	14,019	11,118	25,806	23,352
Total antisense drug development expenses	$67,940	$60,106	$130,674	$120,256

Our development expenses increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The increase in development expenses primarily related to our broad Phase 3 program for AKCEA-TTR-LRx, which we initiated in late 2019 and other medicines in our Ionis-owned pipeline. These increases were slightly offset by decreases in expenses for WAYLIVRA and vupanorsen, for which Akcea completed the Phase 2 studies in early 2020. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$40,847	$34,952	$79,949	$64,022
Akcea Therapeutics	13,074	14,036	24,919	107,882
Elimination of intercompany activity	—	—	—	(75,000)
Subtotal	53,921	48,988	104,868	96,904
Non-cash compensation expense related to equity awards	14,019	11,118	25,806	23,352
Total antisense drug development expenses	$67,940	$60,106	$130,674	$120,256

Akcea’s development expenses in the first six months of 2019 included a $75 million sublicense fee it paid us related to Novartis’ license of AKCEA-APO(a)-LRx. We eliminated this expense in our consolidated results. Excluding this fee, Akcea's development expenses decreased primarily because Akcea completed the Phase 2 study of vupanorsen in early 2020.

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

Our manufacturing and development chemistry expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$13,880	$9,328	$25,863	$19,482
Non-cash compensation expense related to equity awards	2,832	2,524	5,664	4,581
Total manufacturing and development chemistry expenses	$16,712	$11,852	$31,527	$24,063

Manufacturing and development chemistry expenses increased for the three and six months ended June 30, 2020, compared to the same periods in 2019. The increase in manufacturing and development chemistry expenses was primarily related to investments in AKCEA-APOCIII-LRx and AKCEA-TTR-LRx API. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and development chemistry expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$10,458	$8,062	$20,768	$16,860
Akcea Therapeutics	8,702	1,266	10,374	2,621
Elimination of intercompany activity	(5,280)	—	(5,280)	—
Subtotal	13,880	9,328	25,862	19,482
Non-cash compensation expense related to equity awards	2,832	2,524	5,664	4,581
Total manufacturing and development chemistry expenses	$16,712	$11,852	$31,527	$24,063

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personnel costs	$3,505	$3,414	$7,343	$7,324
Occupancy	2,439	2,254	4,881	4,431
Patent expenses	559	673	1,231	1,196
Depreciation and amortization	163	138	325	259
Insurance	619	412	1,229	823
Other	2,411	1,509	4,787	3,647
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	9,696	8,400	19,796	17,680
Non-cash compensation expense related to equity awards	3,075	4,816	7,706	9,467
Total R&D support expenses	$12,771	$13,216	$27,502	$27,147

R&D support expenses for the three and six months ended June 30, 2020 increased slightly compared to the same periods in 2019. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$5,267	$6,038	$12,920	$14,864
Akcea Therapeutics	4,471	2,405	6,960	2,902
Elimination of intercompany activity	(42)	(43)	(85)	(86)
Subtotal	9,696	8,400	19,795	17,680
Non-cash compensation expense related to equity awards	3,075	4,816	7,706	9,467
Total R&D support expenses	$12,771	$13,216	$27,502	$27,147

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

The following table sets forth information on SG&A expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$50,203	$57,071	$110,341	$104,341
Non-cash compensation expense related to equity awards	22,076	18,040	37,073	38,991
Total selling, general and administrative expenses	$72,279	$75,111	$147,414	$143,332

SG&A expenses were lower for the three months ended June 30, 2020, compared to the same period in 2019, principally due to reductions in travel and marketing events for Akcea as a result of the COVID-19 pandemic. SG&A expenses were higher for the six months ended June 30, 2020, compared to the same period in 2019, principally due to our investments in the global launches of TEGSEDI and WAYLIVRA to support expansion into new countries. All amounts exclude non-cash compensation expense related to equity awards.

Our SG&A expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ionis Core	$20,348	$17,994	$39,935	$35,181
Akcea Therapeutics	29,855	39,077	70,406	69,159
Subtotal	50,203	57,071	110,341	104,340
Non-cash compensation expense related to equity awards	22,076	18,040	37,073	38,992
Total selling, general and administrative expenses	$72,279	$75,111	$147,414	$143,332

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products sold	$4,693	$5,645	$9,238	$7,971
Development and patent expenses	26,247	17,707	42,253	38,406
Sublicense fee to Ionis	—	—	—	75,000
Selling, general and administrative expenses	29,855	39,077	70,406	69,159
Profit (loss) share for TEGSEDI commercialization activities	(3,447)	(11,465)	(10,498)	(20,521)
Total operating expenses, excluding non-cash compensation expense related to equity awards	57,348	50,965	111,399	170,015
Non-cash compensation expense related to equity awards	16,120	14,363	23,402	32,923
Total Akcea Therapeutics operating expenses	$73,468	$65,328	$134,801	$202,938

See discussion of fluctuations in Akcea operating expenses in the operating expense sections above.

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

Investment Income

Investment income for the three and six months ended June 30, 2020 was $9.2 million and $19.5 million, respectively, compared to $13.7 million and $25.9 million for the same periods in 2019. The decrease in investment income was primarily due to a decline in interest rates during the six months ended June 30, 2020 compared to the same periods in 2019.

Interest Expense

The following table sets forth information on interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,594	$9,382	$19,006	$18,582
Interest expense payable in cash	946	1,714	1,892	3,428
Interest on mortgage for primary R&D and manufacturing facilities	601	601	1,201	1,183
Other	32	105	64	209
Total interest expense	$11,173	$11,802	$22,163	$23,402

Our interest expense payable in cash decreased in the three and six months ended June 30, 2020, compared to the same periods in 2019 because we exchanged a significant portion of our 1% Notes for 0.125% Notes in December 2019.

Gain on Investments

We recorded a gain on investments of $9.9 million for the six months ended June 30, 2020. During the second quarter of 2020, we revalued our investments in two privately-held companies, Dynacure and Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Ribo in our condensed consolidated statement of operations during the three months ended June 30, 2020.

Income Tax Benefit (Expense)

We recorded an income tax benefit of $0.4 million and $3.7 million for the three and six months ended June 30, 2020, respectively. We recorded an income tax benefit of $6.9 million for the three months ended June 30, 2019 and income tax expense of $24.1 million for the six months ended June 30, 2019. We recorded an income tax benefit in the first half of 2020 primarily due to Ionis’ pre-tax loss for the period and a $1.7 million tax benefit related to Akcea. We did not record a tax benefit as a result of Akcea’s pre-tax loss in the first half of 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Net Income (Loss)

We generated a net loss of $43.8 million and $102.2 million for the three and six months ended June 30, 2020, respectively, compared to a net loss of $10.0 million and net income of $80.9 million for the same periods in 2019. Our net loss for the six months ended June 30, 2020 was primarily due to decreased revenue year-over-year, as discussed above in the revenue section.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At June 30, 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties own represent an interest in Akcea's equity that we do not control. However, because we continue to maintain overall control of Akcea through our voting interest, we reflect the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflect the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and six months ended June 30, 2020, was a loss of $11.9 million and $22.2 million, respectively, compared to $9.1 million and $2.7 million for the same periods in 2019.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $31.8 million for the three months ended June 30, 2020 compared to $0.9 million for the same period in 2019. For the six months ended June 30, 2020 we reported a net loss attributable to our common stockholders of $80.1 million compared to net income attributable to our common stockholders of $83.6 million for the same period in 2019.

Basic and diluted net loss per share for the three months ended June 30, 2020 were $0.23 compared to $0.01 for the same period in 2019. For the six months ended June 30, 2020, basic and diluted net loss per share were $0.58. Basic and diluted net income per share for the six months ended June 30, 2019 were $0.62 and $0.61, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and product sales. From our inception through June 30, 2020, we have earned approximately $4.4 billion in revenue. We also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through June 30, 2020, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, we have borrowed approximately $1.5 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

Our key liquidity metrics and capital resources, including our cash, cash equivalents and short-term investments, working capital and debt obligations did not change significantly at June 30, 2020 compared to December 31, 2019.

The following table summarizes our contractual obligations as of June 30, 2020. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
0.125% Notes (principal and interest payable)	$551.9	$0.7	$1.3	$549.9	$—
1% Notes (principal and interest payable)	$314.5	$3.1	$311.4	$—	$—
Building mortgage payments	$77.1	$2.4	$5.7	$6.9	$62.1
Operating leases	$21.8	$3.2	$5.5	$4.8	$8.3
Other obligations (principal and interest payable)	$1.0	$0.1	$0.1	$0.1	$0.7
Total	$966.3	$9.5	$324.0	$561.7	$71.1

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

At June 30, 2020, we had the following 0.125% Notes outstanding (amounts in millions except price per share data):

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

At June 30, 2020, we had the following 1% Notes outstanding (amounts in millions except price per share data):

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2020 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2020.

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

On July 16, 2020, a purported stockholder of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Stanley T. Crooke, et al., C.A. No. 2020-0587, or the “Delaware Action.” The plaintiff in the Delaware Action asserts claims against (i) current and former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Akcea’s stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Akcea entered into regarding TEGSEDI and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. The plaintiff’s claims are similar to those asserted in a prior action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, which was dismissed with prejudice to the named plaintiff only on April 8, 2020. We believe that the claims asserted in the Delaware Action are without merit and anticipate filing a motion to dismiss the claims.

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

Risks Related to the COVID-19 Pandemic

Our business could be materially adversely affected by the effects of health epidemics.  To date, we believe the impacts of the recent COVID-19 pandemic on our business are limited and manageable.*

Our business could be materially adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government-imposed travel restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our and Akcea’s headquarters are located, respectively, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

In response to these public health directives and orders, we implemented work-from-home policies for most of our employees and generally suspended business-related travel. Akcea has also implemented work-from-home policies for its employees globally and generally suspended business-related travel. During the second quarter of 2020, some states began lifting restrictions and permitting certain offices to reopen, including the State of California and Commonwealth of Massachusetts. However, out of an abundance of caution and to protect the health and welfare of our employees, we continue to maintain work-from-home policies for most of our employees. The effects of these work-from-home and travel policies have thus far had a limited impact on our business.

These public health directives and orders have also impacted Akcea’s sales efforts. For example, some physician and hospital policies that have been put in place as a result of the COVID-19 Pandemic restrict in-person access by third parties, which has in some cases impacted Akcea’s commercialization efforts for TEGSEDI and WAYLIVRA. These and similar, and perhaps more severe, disruptions in our commercial operations could materially impact our business, operating results and financial condition in the future.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain.

We have experienced impacts to our clinical trial operations due to the COVID-19 Pandemic; however, we believe such impacts are limited and manageable.  Some examples of these impacts include:

●	we have experienced some impact on clinical site initiation and patient enrollment due to restrictions imposed as a result of the COVID-19 Pandemic;
o
For example, in March 2020, Akcea instituted a temporary suspension of enrollment for new subjects in its Phase 3 studies of AKCEA-TTR-LRx based on advice from Akcea’s trial advisory committee; however, enrollment has resumed as sites have come back online as local and regional restrictions have eased.

●	some patients have not been able to comply with clinical trial protocols as quarantines have impeded patient movement and interrupted healthcare services;
●	we have experienced some impact on our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19; and
●
we have experienced some delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

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

The global COVID-19 Pandemic continues to rapidly evolve. While we have not yet experienced material adverse effects to our business as a result of the COVID-19 Pandemic, the ultimate impact of the COVID-19 Pandemic or a similar health epidemic is highly uncertain and subject to change. As such, we do not yet know the full extent of delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 Pandemic closely.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	ZOLGENSMA and risdiplam could compete with SPINRAZA;
●	ONPATTRO, VYNDAQEL and VYNDAMAX, AG10 and vutrisiran could compete with TEGSEDI and AKCEA-TTR-LRx;
●	ARO-APOC3, metreleptin and gemcabene could compete with WAYLIVRA;
●	WVE-120101/WVE-120102, Selistat and VX15 could compete with tominersen; and
●	Arimoclomol could compete with tofersen.

Certain of our medicines may compete with our other medicines, which could reduce our expected revenues.

Certain of our medicines inhibit the production of the same protein. For example, WAYLIVRA inhibits the production of the same protein as AKCEA-APOCIII-LRx and TEGSEDI inhibits the production of the same protein as AKCEA-TTR-LRx. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx and AKCEA-TTR-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx or AKCEA-TTR-LRx instead of WAYLIVRA or TEGSEDI, respectively, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, AKCEA-APOCIII-LRx and WAYLIVRA use different mechanisms of action, if vupanorsen can effectively lower triglyceride levels in patients with familial chylomicronemia syndrome, or FCS, it may likewise reduce the revenue we derive from WAYLIVRA and AKCEA-APOCIII-LRx.

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

The FDA and foreign regulatory bodies have the authority to impose significant restrictions on an approved medicine through the product label and on advertising, promotional and distribution activities. For example:

●	in the U.S., TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis;
●	TEGSEDI requires periodic blood and urine monitoring;
●	in the U.S., TEGSEDI is available only through a REMS program; and
●	we expect WAYLIVRA will require periodic blood monitoring if approved in the U.S.

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

Even though certain members of Akcea’s management team and other employees have experience commercializing medicines, as a company Akcea has limited experience marketing, selling and distributing medicines, and there are significant risks involved in building, tailoring, optimizing and managing a commercial infrastructure. Since September 2019, Akcea has announced several changes to its senior leadership team, including the departure of its Chief Executive Officer, its President, its Chief Operating Officer, its Chief Financial Officer and the retirement of its Chief Medical Officer. Akcea has also appointed a new Chief Executive Officer, a new Chief Commercial Officer, a new Chief Operating Officer, a new General Counsel, a new Chief Financial Officer and a new Chief Medical Officer. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes could impair Akcea’s ability to manage its business.

 It is expensive and time consuming for Akcea to maintain its own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming when Akcea commercially launches additional medicines, if approved. Akcea may never successfully optimize or manage this capability and any failure could harm the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. Additionally, Akcea and its partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of Akcea’s receipt of a complete response letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, Akcea enacted a plan to reorganize its workforce to better align with the immediate needs of the business. In connection with this reorganization plan, Akcea reduced its workforce by approximately 12% and will need to increase its operations and expand its use of third -party contractors if WAYLIVRA is approved in the U.S.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, before the District Court could rule on the remaining provisions of the Affordable Care Act, the U.S. Supreme Court agreed to review the case. The Supreme Court is expected to rule on the case in its next session, which begins in October 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets. For example, in the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries and legislation designed to, among other things, reform government program reimbursement methodologies for medicines and bring more transparency to drug pricing. At the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for medicines may not be available or adequate in either the U.S. or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the current COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

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

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the studies of tominersen, tofersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tominersen, tofersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

Risks Associated with our Businesses as a Whole

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2020, we had an accumulated deficit of approximately $0.9 billion and stockholders’ equity of approximately $1.4 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

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

In June 2020, California enacted Assembly Bill 85 (AB 85), which suspends NOLs and limits credit utilization to $5 million per year for the 2020, 2021 and 2022 tax years. We do not believe AB 85 will have an impact on our 2020 tax provision, but it is possible that it may in future years.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorization, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of June 30, 2020, we had cash, cash equivalents and short-term investments equal to $2.3 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2020, the market price of our common stock ranged from $73.09 to $39.32 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted.*

On June 23, 2016, the United Kingdom, or the U.K., voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. In January 2020, the U.K. and the E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the Transition Period, negotiations are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period. Due to the COVID-19 Pandemic, negotiations between the U.K. and the E.U. that have been scheduled since March have either been postponed or are occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

In addition, as a result of Brexit, the European Medicines Agency, or EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and E.U.’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the E.U. is governed post-Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1
Side Letter dated June 11, 2020 to the Second Amended and Restated Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated October 17, 2018 (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

10.2
Amendment No. 2 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015 (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

10.3	Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan. Filed as an exhibit to the Registrant’s Form DEF 14A filed with the SEC on April 24, 2020 and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	August 5, 2020

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 5, 2020