Form 10-Q
period 2020-09-30
IONIS PHARMACEUTICALS INC
filed 2020-11-04
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of voting common stock outstanding as of October 29, 2020 was 139,823,135.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$633,059	$683,287
Short-term investments	1,696,145	1,816,257
Contracts receivable	38,977	63,034
Inventories	22,172	18,180
Other current assets	146,628	139,839
Total current assets	2,536,981	2,720,597
Property, plant and equipment, net	181,518	153,651
Patents, net	28,274	25,674
Long-term deferred tax assets	307,737	305,557
Deposits and other assets	41,191	27,633
Total assets	$3,095,701	$3,233,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,222	$16,067
Accrued compensation	28,390	37,357
Accrued liabilities	80,750	66,769
Income taxes payable	8,929	32,514
Current portion of long-term obligations and other current liabilities	5,849	2,026
Current portion of deferred contract revenue	104,431	118,272
Total current liabilities	244,571	273,005
Long-term deferred contract revenue	429,931	490,060
0.125 percent convertible senior notes	450,386	434,711
1 percent convertible senior notes	288,579	275,333
Long-term obligations, less current portion	15,884	15,543
Long-term mortgage debt	59,966	59,913
Total liabilities	1,489,317	1,548,565
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 139,793,901 and 140,339,615 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	140	140
Additional paid-in capital	2,311,679	2,203,778
Accumulated other comprehensive loss	(19,572)	(25,290)
Accumulated deficit	(909,098)	(707,534)
Total Ionis stockholders’ equity	1,383,149	1,471,094
Noncontrolling interest in Akcea Therapeutics, Inc.	223,235	213,453
Total stockholders’ equity	1,606,384	1,684,547
Total liabilities and stockholders’ equity	$3,095,701	$3,233,112

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$74,171	$81,672	$211,925	$211,884
Product sales, net	19,040	11,945	50,562	28,563
Licensing and other royalty revenue	2,129	2,082	6,548	11,638
Total commercial revenue	95,340	95,699	269,035	252,085
Research and development revenue under collaborative agreements	64,739	72,193	169,948	376,833
Total revenue	160,079	167,892	438,983	628,918

Expenses:
Cost of products sold	3,086	967	8,646	3,373
Research, development and patent	125,083	104,366	364,298	316,948
Selling, general and administrative	68,447	60,036	215,455	203,368
Total operating expenses	196,616	165,369	588,399	523,689

Income (loss) from operations	(36,537)	2,523	(149,416)	105,229

Other income (expense):
Investment income	6,454	13,136	25,913	39,015
Interest expense	(11,321)	(12,002)	(33,484)	(35,404)
Gain on investments	835	—	10,722	—
Other income (expenses)	126	(140)	(122)	(332)

Income (loss) before income tax (expense) benefit	(40,443)	3,517	(146,387)	108,508

Income tax (expense) benefit	(2,648)	14,915	1,047	(9,204)

Net income (loss)	(43,091)	18,432	(145,340)	99,304

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	12,147	7,731	34,325	10,426

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(30,944)	$26,163	$(111,015)	$109,730

Basic net income (loss) per share	$(0.22)	$0.19	$(0.80)	$0.81
Shares used in computing basic net income (loss) per share	139,708	140,551	139,497	139,800
Diluted net income (loss) per share	$(0.22)	$0.18	$(0.80)	$0.79
Shares used in computing diluted net income (loss) per share	139,708	143,408	139,497	142,821

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(43,091)	$18,432	$(145,340)	$99,304
Unrealized gains (losses) on debt securities, net of tax	(3,448)	(1,110)	5,803	6,666
Currency translation adjustment	275	(13)	357	(25)

Comprehensive income (loss)	(46,264)	17,309	(139,180)	105,945

Comprehensive loss attributable to noncontrolling interests	(12,188)	(7,731)	(33,883)	(10,423)

Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. stockholders	$(34,076)	$25,040	$(105,297)	$116,368

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2019 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at June 30, 2019	140,393	$140	$2,177,222	$(24,252)	$(883,726)	$1,269,384	$187,818	$1,457,202
Net income	—	—	—	—	26,163	26,163	—	26,163
Change in unrealized losses, net of tax	—	—	—	(1,110)	—	(1,110)	—	(1,110)
Foreign currency translation	—	—	—	(13)	—	(13)	—	(13)
Issuance of common stock in connection with employee stock plans	255	1	10,130	—	—	10,131	—	10,131
Stock-based compensation expense	—	—	24,126	—	—	24,126	—	24,126
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(11)	—	(10,804)	—	—	(10,804)	—	(10,804)
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	18,416	—	—	18,416	(26,145)	(7,729)
Balance at September 30, 2019	140,637	$141	$2,219,090	$(25,375)	$(857,563)	$1,336,293	$161,673	$1,497,966

Balance at June 30, 2020	139,489	$139	$2,271,630	$(16,440)	$(878,154)	$1,377,175	$217,620	$1,594,795
Net loss	—	—	—	—	(30,944)	(30,944)	—	(30,944)
Change in unrealized gains, net of tax	—	—	—	(3,448)	—	(3,448)	—	(3,448)
Foreign currency translation	—	—	—	275	—	275	—	275
Issuance of common stock in connection with employee stock plans	321	1	12,997	—	—	12,998	—	12,998
Stock-based compensation expense	—	—	45,845	—	—	45,845	—	45,845
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(16)	—	(990)	—	—	(990)	—	(990)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(17,803)	41	—	(17,762)	5,615	(12,147)
Balance at September 30, 2020	139,794	$140	$2,311,679	$(19,572)	$(909,098)	$1,383,149	$223,235	$1,606,384

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2019 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2018	137,929	$138	$2,047,250	$(32,016)	$(967,293)	$1,048,079	$139,081	$1,187,160
Net income	—	—	—	—	109,730	109,730	—	109,730
Change in unrealized gains, net of tax	—	—	—	6,666	—	6,666	—	6,666
Foreign currency translation	—	—	—	(25)	—	(25)	—	(25)
Issuance of common stock in connection with employee stock plans	2,855	3	112,132	—	—	112,135	—	112,135
Stock-based compensation expense	—	—	111,564	—	—	111,564	—	111,564
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(147)	—	(18,841)	—	—	(18,841)	—	(18,841)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(33,015)	—	—	(33,015)	22,592	(10,423)
Balance at September 30, 2019	140,637	$141	$2,219,090	$(25,375)	$(857,563)	$1,336,293	$161,673	$1,497,966

Balance at December 31, 2019	140,340	$140	$2,203,778	$(25,290)	$(707,534)	$1,471,094	$213,453	$1,684,547
Net loss	—	—	—	—	(111,015)	(111,015)	—	(111,015)
Change in unrealized gains, net of tax	—	—	—	5,803	—	5,803	—	5,803
Foreign currency translation	—	—	—	357	—	357	—	357
Issuance of common stock in connection with employee stock plans	1,141	1	29,449	—	—	29,450	—	29,450
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	135,077	—	—	135,077	—	135,077
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(209)	—	(12,960)	—	—	(12,960)	—	(12,960)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(43,665)	(442)	—	(44,107)	9,782	(34,325)
Balance at September 30, 2020	139,794	$140	$2,311,679	$(19,572)	$(909,098)	$1,383,149	$223,235	$1,606,384

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(145,340)	$99,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,713	9,345
Amortization of right-of-use operating lease assets	1,356	1,433
Amortization of patents	1,526	1,139
Amortization of premium (discount) on investments, net	7,812	(7,064)
Amortization of debt issuance costs	1,884	1,448
Amortization of convertible senior notes discount	26,912	26,747
Stock-based compensation expense	135,077	111,564
Gain on investments	(10,722)	—
Non-cash losses related to patents, licensing and property, plant and equipment and investments	616	216
Provision for deferred income taxes	(3,475)	4,103
Changes in operating assets and liabilities:
Contracts receivable	24,057	(33,716)
Inventories	(1,468)	(6,606)
Other current and long-term assets	(5,647)	(23,377)
Income taxes	(23,674)	—
Accounts payable	(10,970)	(18,764)
Accrued compensation	(8,967)	(4,864)
Other current liabilities	13,195	3,909
Deferred contract revenue	(73,970)	(97,029)
Net cash provided by (used in) operating activities	(62,085)	67,788

Investing activities:
Purchases of short-term investments	(1,376,631)	(1,617,726)
Proceeds from sale of short-term investments	1,497,433	1,465,600
Purchases of property, plant and equipment	(29,971)	(23,143)
Acquisition of licenses and other assets, net	(4,203)	(4,196)
Net cash used in investing activities	86,628	(179,465)

Financing activities:
Proceeds from issuance of equity, net	29,450	112,137
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(12,960)	(18,841)
Repurchases and retirements of common stock	(90,548)	—
Payments of transaction costs for Akcea acquisition	(1,071)	—
Principal payments on debt obligations	—	(12,500)
Net cash provided by (used in) financing activities	(75,129)	80,796

Effects of exchange rates on cash	358	—

Net decrease in cash and cash equivalents	(50,228)	(30,881)
Cash and cash equivalents at beginning of period	683,287	278,820
Cash and cash equivalents at end of period	$633,059	$247,939

Supplemental disclosures of cash flow information:
Interest paid	$3,700	$5,474
Income taxes paid	$23,532	$9,037

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$14,178
Amounts accrued for capital and patent expenditures	$6,576	$3,251
Amounts accrued for Akcea acquisition transaction costs	$8,103	$—

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 on the same basis as the audited financial statements for the year ended December 31, 2019. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In the condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries. We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO. Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. At September 30, 2020, our ownership of Akcea was approximately 76 percent. We reflect changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. In October 2020, we acquired the shares of Akcea’s common stock we did not own. We will refer to this transaction as the Akcea Acquisition throughout the remainder of this document. We will reflect the impact of the Akcea Acquisition in our financial statements in the fourth quarter of 2020.

Unless the context requires otherwise, “Ionis”, “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its subsidiary Akcea Therapeutics, Inc. and its wholly owned subsidiaries.

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

Commercial Revenue: Product sales, net

We added product sales from TEGSEDI to our commercial revenue in the fourth quarter of 2018 and we added product sales from WAYLIVRA to our commercial revenue in the third quarter of 2019. In the U.S., we distribute TEGSEDI through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to TEGSEDI. The 3PL is our sole customer in the U.S. The 3PL then distributes TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distribute TEGSEDI to health care providers and patients. In Europe, we sell TEGSEDI and WAYLIVRA to hospitals and pharmacies using 3PLs as distributors.

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

In Note 6, Collaborative Arrangements and Licensing Agreements, we have included our collaborations with substantive changes during the first nine months of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Steps to Recognize Revenue

We use a five-step process to determine the amount of revenue we should recognize and when we should recognize it. The five-step process is as follows:

1.	Identify the contract

First, we determine if we have a contract with our partner, including confirming that we have met each of the following criteria:

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

Often we enter into a collaboration agreement in which we provide our partner with an option to license a medicine in the future. We may also provide our partner with an option to request that we provide additional goods or services in the future, such as active pharmaceutical ingredient, or API. We evaluate whether these options are material rights at the inception of the agreement. If we determine an option is a material right, we will consider the option a separate performance obligation. Historically, we have concluded that the options we grant to license a medicine in the future or to provide additional goods and services as requested by our partner are not material rights because these items are contingent upon future events that may not occur. When a partner exercises its option to license a medicine or requests additional goods or services, then we identify a new performance obligation for that item.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and are usually based on scientific progress. For example, in the third quarter of 2020, we earned $18 million in milestone payments from Biogen when Biogen initiated a Phase 1/2 trial for ION464, our medicine in development targeting alpha-synuclein to treat patients with multiple system atrophy. We did not consider the milestone payments probable until Biogen achieved the milestone events because advancing ION464 was contingent and was not within our control. We recognized the milestone payments in full in the period the milestone events were achieved because we did not have any remaining performance obligations related to the milestone payments.

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

Reserves for Product sales

We record product sales at our net sales price, or transaction price. We include in our transaction price estimated reserves for discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that we offer within contracts between us and our customers, wholesalers, health care providers and other indirect customers. We estimate our reserves using the amounts we have earned or what we can claim on the associated sales. We classify our reserves as a reduction of accounts receivable when we are not required to make a payment or as a current liability when we are required to make a payment. In certain cases, our estimates include a range of possible outcomes that are probability weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflect our best estimates under the terms of our respective contracts. When calculating our reserves and related product sales, we only recognize amounts to the extent that we consider it probable that we would not have to reverse in a future period a significant amount of the cumulative sales we previously recognized. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net product sales in the respective period.

The following are the components of variable consideration related to product sales:

Chargebacks: In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what it pays for the product and the selling price to the qualified healthcare providers. We also estimate the amount of chargebacks related to our estimated product remaining in the distribution channel at the end of the reporting period that we expect our customer to sell to healthcare providers in future periods. We record these reserves as a reduction to contracts receivables on our condensed consolidated balance sheet.

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S. and we record reserves for government rebates based on statutory discount rates and estimated utilization. We estimate Medicaid and Medicare rebates based on a range of possible outcomes that are probability weighted for the estimated payer mix. We record these reserves as an accrued liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Managed care rebates: We are subject to rebates in connection with agreements with certain contracted commercial payers. We record these rebates as an accrual on our condensed consolidated balance sheet in the same period we recognize the related revenue. We estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Trade discounts: We provide customary invoice discounts on product sales to our U.S. customer for prompt payment. We record this discount as a reduction of product sales in the period in which we recognize the related product revenue.

Distribution services: We receive and pay for various distribution services from our U.S. and European customers and wholesalers in the U.S-. We classify the costs for services we receive that are either not distinct from the sale of the product or for which we cannot reasonably estimate the fair value as a reduction of product sales. To the extent that the services we receive are distinct from the sale of the product, we classify the costs for such services as SG&A expenses.

Product returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that our customer may return. We record our return estimate as an accrued refund liability on our condensed consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognize the related sale. Based on our distribution model for product sales, contractual inventory limits with our customer and wholesalers and the price of the product, we have had minimal returns to date and we believe we will continue to have minimal returns in the U.S. Our European customers generally only take title to the product after they receive an order and therefore they do not maintain excess inventory levels of our products. Accordingly, we have limited return risk in Europe and we do not estimate returns in Europe.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the third quarter of 2020, we achieved a $12 million milestone payment from Biogen when we advanced IONIS-MAPTRx under our 2012 neurology collaboration. We added this payment to the transaction price and allocated it to our R&D services performance obligation for IONIS-MAPTRx. We are recognizing revenue related to this milestone payment over our estimated period of performance.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the third quarter of 2020, we recognized  $18 million in milestone payments when Biogen initiated a Phase 1/2 trial for ION464, our medicine in development targeting alpha-synuclein to treat patients with multiple system atrophy. We concluded that the milestone payments were not related to our R&D services performance obligation. Therefore, we recognized the milestone payments in full in the third quarter of 2020.

License fees

We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the second quarter of 2020, we earned a $13 million license fee from AstraZeneca when AstraZeneca licensed ION736, a medicine in development targeting FOXP3 to treat cancer.

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

Amendments to Agreements

From time to time we amend our collaboration agreements. When this occurs, we are required to assess the following items to determine the accounting for the amendment:

1)	If the additional goods and/or services are distinct from the other performance obligations in the original agreement; and
2)	If the goods and/or services are sold at a stand-alone selling price.

If we conclude the goods and/or services in the amendment are distinct from the performance obligations in the original agreement and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct and are sold at a stand-alone selling price, we then assess whether the remaining goods or services are distinct from those already provided. If the goods and/or services are distinct from what we have already provided, then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If the goods and/or services are not distinct from what we have already provided, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative adjustment.

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

Contracts Receivable

Our contracts receivable balance represents the amounts we have billed our partners or customers and that are due to us unconditionally for goods we have delivered or services we have performed. When we bill our partners or customers with payment terms based on the passage of time, we consider the contracts receivable to be unconditional. We typically receive payment within one quarter of billing our partner or customer.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended September 30, 2020 and 2019, we recognized $22.5 million and $30.3 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the nine months ended September 30, 2020 and 2019, we recognized $84.1 million and $103.5 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Noncontrolling Interest in Akcea Therapeutics, Inc.

Prior to Akcea’s IPO in July 2017, we owned 100 percent of Akcea. At September 30, 2020, our ownership of Akcea was approximately 76 percent. We reflect changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurs. In October 2020, we completed the Akcea Acquisition. We will reflect the impact of the Akcea Acquisition in our financial statements in the fourth quarter of 2020.

Prior to the Akcea Acquisition, the shares third parties owned represented an interest in Akcea’s equity that we did not control. However, as we maintained overall control of Akcea through our voting interest, we reflected the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. Through September 30, 2020 and through the closing of the Akcea Acquisition, we reflected the noncontrolling interest attributable to other owners of Akcea’s common stock on a separate line on our statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, through September 30, 2020 and through the closing of the Akcea Acquisition, we recorded a noncontrolling interest adjustment to account for the stock options Akcea granted, which if exercised, would have diluted our ownership in Akcea. This adjustment was a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2020, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in five privately held companies, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For example, during the second quarter of 2020, we revalued our investments in two privately held companies, Dynacure and Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Ribo in our condensed consolidated statement of operations during the second quarter of 2020.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At September 30, 2020, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We did not record any material inventory write-offs for the nine months ended September 30, 2020. Total inventory was $22.2 million and $18.2 million as of September 30, 2020 and December 31, 2019, respectively, and consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials:
Raw materials- clinical	$9,294	$9,363
Raw materials- commercial	8,582	6,520
Total raw materials	17,876	15,883
Work in process	3,346	2,039
Finished goods	950	258
Total inventory	$22,172	$18,180

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

The calculation of total net income (loss) attributable to our common stockholders for the three and nine months ended September 30, 2020 and 2019 considered our net income (loss) for Ionis on a stand-alone basis plus our share of Akcea’s net income (loss) for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net income (loss) per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended September 30, 2020, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Ionis’ portion of Akcea’s net loss	77,095	$(0.49)	$(37,822)
Akcea’s net loss attributable to our ownership			$(37,822)
Ionis’ stand-alone net income			6,774
Net loss available to Ionis common stockholders			$(31,048)
Weighted average shares outstanding			139,708
Basic net loss per share			$(0.22)

Our basic net loss per share for the nine months ended September 30, 2020, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Ionis’ portion of Akcea’s net loss	77,095	$(1.40)	$(108,176)
Akcea’s net loss attributable to our ownership			$(108,176)
Ionis’ stand-alone net loss			(3,049)
Net loss available to Ionis common stockholders			$(111,225)
Weighted average shares outstanding			139,497
Basic net loss per share			$(0.80)

Our basic net income per share for the three months ended September 30, 2019, was calculated as follows (in thousands, except per share amounts):

Three months ended September 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Income Per Share	Basic Net Income Per Share Calculation
Ionis’ portion of Akcea’s net loss	70,221	$(0.34)	$(23,772)
Akcea’s net loss attributable to our ownership			$(23,772)
Ionis’ stand-alone net income			49,930
Net income available to Ionis common stockholders			$26,158
Weighted average shares outstanding			140,551
Basic net income per share			$0.19

Our basic net income per share for the nine months ended September 30, 2019, was calculated as follows (in thousands, except per share amounts):

Nine months ended September 30, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Income Per Share Calculation
Ionis’ portion of Akcea’s net loss	69,681	$(0.40)	$(28,174)
Akcea’s net loss attributable to our ownership			$(28,174)
Ionis’ stand-alone net income			140,938
Net income available to Ionis common stockholders			$112,764
Weighted average shares outstanding			139,800
Basic net income per share			$0.81

Diluted net income (loss) per share

For the three and nine months ended September 30, 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

For the three and nine months ended September 30, 2019, the calculation excluded our 1 percent convertible senior notes, or 1% Notes, because the effect on diluted earnings per share was anti-dilutive. For the three and nine months ended September 30, 2019, we did not have our 0.125 percent convertible senior notes.

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

In August 2020, the FASB issued guidance simplifying the accounting for convertible debt instruments. See the section titled “Impact of Recently Issued Accounting Standards” below for details.

Segment Information

Through September 30, 2020, we had two operating segments, our Ionis Core segment and Akcea Therapeutics. Akcea is focused on developing and commercializing medicines to treat patients with serious and rare diseases. We provide segment financial information and results for our Ionis Core segment and our Akcea Therapeutics segment based on the segregation of revenues and expenses that our chief decision maker reviewed to assess operating performance and to make operating decisions. We allocated a portion of Ionis’ development, R&D support and general and administrative expenses to Akcea for work Ionis performed on behalf of Akcea and we billed Akcea for these expenses.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of options granted based on historical exercise patterns. For the nine months ended September 30, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.5%	2.3%
Dividend yield	0.0%	0.0%
Volatility	58.8%	60.3%
Expected life	4.7 years	4.6 years

Ionis Board of Director Stock Options:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.5%	1.9%
Dividend yield	0.0%	0.0%
Volatility	57.6%	60.7%
Expected life	6.7 years	6.6 years

Ionis ESPP:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.8%	2.4%
Dividend yield	0.0%	0.0%
Volatility	47.9%	45.6%
Expected life	6 months	6 months

Ionis RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. RSUs vest annually over a four-year period. RSUs granted after June 2020 to our board of directors vest annually. The weighted-average grant date fair value of RSUs granted to employees and our board of directors for the nine months ended September 30, 2020 was $61.72 and $60.20 per share, respectively.

Akcea’s Equity Plan
In addition to our stock plans, Akcea had its own stock plan under which it granted stock options and RSUs and under which it derived its stock-based compensation expense. In October 2020, as part of the Akcea Acquisition, Akcea’s outstanding equity awards vested under Akcea’s 2015 Equity Incentive Plan. As a result, in the fourth quarter of 2020, Akcea will recognize all unrecognized stock-based compensation under its 2015 Equity Incentive Plan.
In conjunction with the Akcea Acquisition, each of Akcea’s outstanding stock options with an exercise price less than $18.15 per option and each Akcea RSU, in each case whether or not vested, were cancelled. The holder received $18.15 (less any applicable exercise price in the case of options) for each share subject to such award. Each option to purchase Akcea common stock with an exercise price greater than or equal to $18.15 was cancelled with no consideration paid. We will account for all cash payments made for the cancellation of Akcea’s outstanding equity awards as part of the transaction costs recorded to stockholders’ equity in the fourth quarter of 2020.

In connection with the Akcea Acquisition, we submitted a listing of additional shares notification form to Nasdaq for Ionis to assume the remaining portion of Akcea’s available equity share pool of approximately 2.8 million shares. This will enable us to make equity grants using these shares for legacy Akcea employees. We submitted this notification pursuant to the exception provided under Rule 5635(c) of The Nasdaq Stock Market LLC Rules (and IM-5635-1 thereunder) that permits an acquiring corporation to use shares available under certain plans acquired in acquisitions and mergers for certain post-transaction grants without further stockholder approval.

The following were the weighted-average Black-Scholes assumptions Akcea used under its plan for the nine months ended September 30, 2020 and 2019:

Akcea Employee Stock Options:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.1%	2.3%
Dividend yield	0.0%	0.0%
Volatility	75.0%	75.6%
Expected life	6.1 years	6.1 years

Akcea Board of Directors Stock Options:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.8%	1.8%
Dividend yield	0.0%	0.0%
Volatility	75.3%	73.8%
Expected life	5.7 years	6.3 years

Akcea ESPP:
	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.0%	2.4%
Dividend yield	0.0%	0.0%
Volatility	71.9%	60.0%
Expected life	6 months	6 months

Akcea RSU’s:

The fair value of RSUs was based on the market price of Akcea’s common stock on the date of grant. Akcea granted RSUs with various vesting terms between six months and four years. The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2020 was $15.57 per share.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands). Our non-cash stock-based compensation expense included $13.8 million and $37.2 million of stock-based compensation expense for Akcea employees for the three and nine months ended September 30, 2020, respectively, compared to $(3.5) million and $29.5 million for the same periods in 2019. In the third quarter of 2019, three Akcea executive officers terminated their employment and entered into separation agreements with Akcea. As a result, in the third quarter of 2019, Akcea reversed $19.1 million of stock-based compensation expense it had previously recognized related to the executive officers’ stock options and RSUs that were no longer going to vest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products sold	$315	$127	$902	$383
Research, development and patent	25,359	23,744	76,931	71,935
Selling, general and administrative	20,171	255	57,244	39,246
Total non-cash stock-based compensation expense	$45,845	$24,126	$135,077	$111,564

As of September 30, 2020, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $118.2 million and $87.3 million, respectively, of which $59.7 million was related to Akcea’s 2015 Equity Incentive Plan. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to Ionis’ non-vested stock options and RSUs over a weighted average amortization period of 1.2 years and 1.5 years, respectively. We will recognize the remaining unrecognized expense of $59.7 million for Akcea’s equity awards in the fourth quarter of 2020 in conjunction with the Akcea Acquisition.

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

In November 2018, the FASB issued clarifying guidance of the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we implemented it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied.
●	We are applying all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer.
2)
Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration.

●	We use the “unit of account” concept when we receive consideration under a collaborative arrangement to determine when we recognize revenue or a contra expense.
3)
The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties.

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we do not recognize revenue for the transaction.

We adopted this new guidance on January 1, 2020. This guidance did not have a significant impact on our condensed consolidated financial statements.

In August 2020, the FASB issued guidance which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. Under our current outstanding convertible debt arrangements, we anticipate the following impacts:

1)
We will no longer separate our existing convertible debt into debt and equity components. Rather, we will record our convertible debt entirely as a liability on our balance sheet. Additionally, we will no longer recognize a debt discount for the value of the conversion option, instead we will record the face value of the convertible debt at inception;

2)	We will record cash interest expense plus amortization of debt issuance costs to interest expense. We will no longer record the amortization of a debt discount to interest expense; and
3)	Our EPS calculation will not change under this update. We will continue to use the if-converted method to calculate diluted earnings per share.

This update is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted as soon as January 1, 2021. We may elect to apply the updated guidance on a retrospective or modified retrospective basis. We plan to adopt this guidance on January 1, 2021 under the full retrospective approach, meaning we will apply the guidance to all periods presented. We are evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2020:

One year or less	71%
After one year but within two years	20%
After two years but within three years	9%
Total	100%

As illustrated above, at September 30, 2020, 91 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2020, we had an ownership interest of less than 20 percent in five private companies and two public companies with which we conduct business. The privately held companies are Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly traded companies are ATL and ProQR.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
September 30, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$568,857	$3,443	$(12)	$572,288
Debt securities issued by U.S. government agencies	104,329	391	(1)	104,719
Debt securities issued by the U.S. Treasury (2)	358,758	485	(7)	359,236
Debt securities issued by states of the U.S. and political subdivisions of the states	96,363	238	(2)	96,599
Other municipal debt securities	901	6	—	907
Total securities with a maturity of one year or less	1,129,208	4,563	(22)	1,133,749
Corporate debt securities	392,836	6,315	(87)	399,064
Debt securities issued by U.S. government agencies	120,065	440	(31)	120,474
Debt securities issued by the U.S. Treasury	31,598	424	(6)	32,016
Debt securities issued by states of the U.S. and political subdivisions of the states	27,637	237	(1)	27,873
Total securities with a maturity of more than one year	578,428	7,416	(148)	585,696
Total available-for-sale securities	$1,707,636	$11,979	$(170)	$1,719,445
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,565)	$2,147
Total equity securities included in deposits and other assets (4)	15,031	9,318	—	24,349
Total equity securities	19,743	9,318	(2,565)	26,496
Total available-for-sale and equity securities	$1,727,379	$21,297	$(2,735)	$1,745,941

		Gross Unrealized		Estimated
December 31, 2019	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$669,665	$1,451	$(43)	$671,073
Debt securities issued by U.S. government agencies	188,216	303	(43)	188,476
Debt securities issued by the U.S. Treasury (2)	327,670	232	(27)	327,875
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	21,065	26	(5)	21,086
Total securities with a maturity of one year or less	1,206,616	2,012	(118)	1,208,510
Corporate debt securities	428,627	2,911	(43)	431,495
Debt securities issued by U.S. government agencies	140,988	57	(117)	140,928
Debt securities issued by the U.S. Treasury	35,822	9	(12)	35,819
Debt securities issued by states of the U.S. and political subdivisions of the states	19,309	18	(6)	19,321
Total securities with a maturity of more than one year	624,746	2,995	(178)	627,563
Total available-for-sale securities	$1,831,362	$5,007	$(296)	$1,836,073
Equity securities:
Total equity securities included in other current assets (3)	4,712	—	(870)	3,842
Total equity securities included in deposits and other assets (4)	10,000	—	—	10,000
Total equity securities	14,712	—	(870)	13,842
Total available-for-sale and equity securities	$1,846,074	$5,007	$(1,166)	$1,849,915

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value.

(4)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our condensed consolidated balance sheet.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2020 (in thousands). We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	54	$104,736	$(99)	$—	$—	$104,736	$(99)
Debt securities issued by U.S. government agencies	4	37,963	(32)	7,000	—	44,963	(32)
Debt securities issued by the U.S. Treasury	5	55,273	(13)	—	—	55,273	(13)
Debt securities issued by states of the U.S. and political subdivisions of the states	45	14,719	(3)	—	—	14,719	(3)
Other municipal debt securities	2	6,269	(23)	—	—	6,269	(23)
Total temporarily impaired securities	110	$218,960	$(170)	$7,000	$—	$225,960	$(170)

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

The following tables present the major security types we held at September 30, 2020 and December 31, 2019 that we regularly measure and carry at fair value. At September 30, 2020 and December 31, 2019, a portion of our ProQR investment was subject to trading restrictions that extend to the fourth quarter of 2020; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The amount we owned in ProQR did not change from December 31, 2019 to September 30, 2020. The tables below segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$510,569	$510,569	$—	$—
Corporate debt securities (2)	971,352	—	971,352	—
Debt securities issued by U.S. government agencies (3)	225,193	—	225,193	—
Debt securities issued by the U.S. Treasury (4)	391,252	391,252	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	124,472	—	124,472	—
Other municipal debt securities (3)	7,176	—	7,176	—
Investment in ProQR Therapeutics N.V. (6)	2,147	539	—	1,608
Total	$2,232,161	$902,360	$1,328,193	$1,608

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$418,406	$418,406	$—	$—
Corporate debt securities (7)	1,102,568	—	1,102,568	—
Debt securities issued by U.S. government agencies (8)	329,404	—	329,404	—
Debt securities issued by the U.S. Treasury (3)	363,694	363,694	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	40,407	—	40,407	—
Investment in ProQR Therapeutics N.V. (6)	4,506	—	—	4,506
Total	$2,258,985	$782,100	$1,472,379	$4,506

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents.

(2)	$1.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	$20.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	$1.5 million was included in cash and cash equivalents, with the difference included in short-term investments.

(6)	Included in other current assets.

(7)	$19.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(8)	$0.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1% Notes and 0.125% Notes had a fair value of $325.0 million and $508.1 million at September 30, 2020, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

We recorded income tax expense of $2.6 million and an income tax benefit of $1.0 million for the three and nine months ended September 30, 2020, respectively, compared to an income tax benefit of $14.9 million and income tax expense of $9.2 million for the same periods in 2019. We recorded an income tax benefit for the first nine months of 2020 primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea. We did not record a tax benefit as a result of Akcea’s pre-tax loss in the first nine months of 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Our effective tax rate may vary from the U.S. federal statutory rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, the tax impact of non-deductible expenses and other permanent differences between income before taxes and taxable income, and changes to tax laws or rates. Our effective income tax rate of 0.7 percent for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21 percent primarily due to Ionis’ pre-tax loss for the period and the $1.7 million tax benefit related to Akcea.

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our collaborations with substantive changes during the first nine months of 2020 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing eight medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that address a broad range of neurological diseases. From inception through September 2020, we have received more than $2.7 billion from our Biogen collaborations.

During the three and nine months ended September 30, 2020 and 2019, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SPINRAZA royalties (commercial revenue)	$74.2	$81.7	$211.9	$211.9
R&D revenue	51.2	25.5	98.6	81.9
Total revenue from our relationship with Biogen	$125.4	$107.2	$310.5	$293.8
Percentage of total revenue	78%	64%	71%	47%

Our condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 included deferred revenue of $475.5 million and $525.8 million, respectively, related to our relationship with Biogen.

During the first nine months of 2020, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations, except as noted below.

2012 Neurology

In the first and third quarters of 2020, we achieved a $7.5 million milestone payment and a $12 million milestone payment, respectively, when we advanced IONIS-MAPTRx in development. These milestone payments did not create new performance obligations because each milestone payment is part of our performance obligation to conduct development of IONIS-MAPTRx. Therefore, we included each milestone payment in our transaction price for our IONIS-MAPTRx development performance obligation, in the period in which we achieved the milestone payment. We are recognizing revenue for our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through September 30, 2020, we have included $57 million in the transaction price for our IONIS-MAPTRx development performance obligation. We currently estimate we will satisfy our performance obligation in 2022. We will achieve the next payment of up to $25 million if a medicine under this collaboration advances.

2013 Strategic Neurology

In the third quarter of 2020, we achieved several milestone payments from Biogen under our 2013 Strategic Neurology collaboration.

●	We earned $18 million in milestone payments when Biogen initiated a Phase 1/2 trial for ION464, a medicine in development targeting alpha-synuclein to treat patients with multiple system atrophy; and
●	We earned a $10 million milestone payment when Biogen initiated a Phase 1/2 trial for ION541, a medicine in development targeting ataxin 2 to treat patients with amyotrophic lateral sclerosis, or ALS.

We recognized these payments in full in the third quarter of 2020 because we did not have any performance obligations for the respective payments. We will achieve the next payment of up to $10 million if Biogen advances a medicine under this collaboration.

Research, Development and Commercialization Partners

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the treatment of cardiovascular, renal and metabolic diseases and a second focused on the treatment of oncology diseases. We and AstraZeneca are currently developing several medicines under these collaborations, including medicines in development to treat people with cardiovascular disease, a genetically associated form of kidney disease, nonalcoholic steatohepatitis, or NASH and cancer. From inception through September 30, 2020, we have received more than $330 million from our AstraZeneca collaborations.

During the three and nine months ended September 30, 2020 and 2019, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
R&D revenue	$3.8	$6.6	$34.3	$14.3
Percentage of total revenue	2%	4%	8%	2%

Our condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 included deferred revenue of $13.8 million and $25.0 million, respectively, related to our relationship with AstraZeneca.

During the first nine months of 2020, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our AstraZeneca collaborations, except as noted below.

Cardiovascular, Renal and Metabolic Diseases Collaboration

In the first quarter of 2020, we achieved a $10 million milestone payment from AstraZeneca when AstraZeneca advanced ION532, a medicine in development targeting APOL1 for the treatment of kidney disease. We concluded that this milestone payment was not related to our R&D services performance obligation. Therefore, we recognized the $10 million milestone payment in full in the first quarter of 2020 because we did not have any performance obligations related to this payment. We will achieve the next payment of up to $30 millionif AstraZeneca advances a medicine under this collaboration.

Oncology Collaboration

In the second quarter of 2020, we earned a $13 million license fee when AstraZeneca licensed ION736, a medicine in development targeting FOXP3 for the treatment of cancer. We determined that the license was distinct from our other performance obligations. We recognized the license fee for ION736 as revenue in the second quarter of 2020 because AstraZeneca had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to AstraZeneca in the second quarter of 2020. We will achieve the next payment of $12 millionwhen AstraZeneca advances ION736 in development.

Janssen Biotech, Inc.

We have a collaboration with Janssen Biotech, Inc. to discover and develop antisense drugs that can be locally administered, including oral delivery, to treat immune-mediated diseases of the gastrointestinal tract, or GI. Janssen is currently advancing ION253, for the treatment of immune-mediated GI disease, under this collaboration. From inception through September 30, 2020, we have received more than $80 million from our Janssen collaboration.

During the three and nine months ended September 30, 2020, we earned the following revenue from our relationship with Janssen (in millions, except percentage amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
R&D revenue	$5.0	$5.0
Percentage of total revenue	3%	1%

During the three and nine months ended September 30, 2019, we did not earn any revenue from our relationship with Janssen.

We did not have any deferred revenue from our relationship with Janssen at September 30, 2020 or December 31, 2019.

During the first nine months of 2020, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Janssen collaboration, except as noted below.

In the third quarter of 2020, we achieved a $5 million milestone payment from Janssen when Janssen initiated a Phase 1 trial for ION253. We recognized this payment in full in the third quarter of 2020 because we did not have any performance obligation for the payment. We will achieve the next payment of $5 million if Janssen advances ION253 in development.

Pfizer

We entered into a license agreement with Pfizer for vupanorsen (formerly AKCEA-ANGPTL3-LRx), a medicine in development to treat people with cardiovascular diseases. We completed a Phase 2 study of vupanorsen in patients with elevated levels of triglycerides, or hypertriglyceridemia, type 2 diabetes and non-alcoholic fatty liver disease, or NAFLD. Pfizer is responsible for all development, regulatory activities and commercialization costs, if approved. From inception through September 30, 2020, we have received more than $255 million from Pfizer.

In October 2020, we earned a $75 million milestone payment from Pfizer when Pfizer began a Phase 2b study of vupanorsen. We will achieve the next payment of $50 million if Pfizer continues to advance vupanorsen in development.

7.  Segment Information

Through September 30, 2020, we had two reportable segments, Ionis Core and Akcea Therapeutics. At September 30, 2020 we owned approximately 76 percent of Akcea. In October 2020, we acquired the remaining common stock of Akcea which we did not own. Segment income (loss) from operations includes revenue less operating expenses attributable to each segment.

In our Ionis Core segment we are exploiting our antisense technology to generate a broad pipeline of first-in-class and/or best-in-class medicines. Our Ionis Core segment generates revenue from a multifaceted partnering strategy.

Akcea is focused on developing and commercializing medicines to treat patients with serious and rare diseases. Akcea generates revenue from TEGSEDI and WAYLIVRA product sales and from its collaborations.

The following tables show our segment revenue and income (loss) from operations for the three and nine months ended September 30, 2020 and 2019 (in thousands), respectively.

Three Months Ended September 30, 2020	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$74,171	$—	$—	$74,171
Product sales, net	—	19,040	—	19,040
Licensing and other royalty revenue	2,975	—	(846)	2,129
Total commercial revenue	77,146	19,040	(846)	95,340
R&D revenue under collaborative agreements	64,309	430	—	64,739
Total segment revenue	$141,455	$19,470	$(846)	$160,079
Total operating expenses	$129,657	$69,283	$(2,324)	$196,616
Loss from operations	$11,798	$(49,813)	$1,478	$(36,537)

Three Months Ended September 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$81,672	$—	$—	$81,672
Product sales, net	—	11,945	—	11,945
Licensing and other royalty revenue	1,946	136	—	2,082
Total commercial revenue	83,618	12,081	—	95,699
R&D revenue under collaborative agreements	69,165	8,543	(5,515)	72,193
Total segment revenue	$152,783	$20,624	$(5,515)	$167,892
Total operating expenses	$119,147	$53,215	$(6,993)	$165,369
Income (loss) from operations	$33,636	$(32,591)	$1,478	$2,523

Nine Months Ended September 30, 2020	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$211,925	$—	$—	$211,925
Product sales, net	—	50,562	—	50,562
Licensing and other royalty revenue	8,809	—	(2,261)	6,548
Total commercial revenue	220,734	50,562	(2,261)	269,035
R&D revenue under collaborative agreements	167,870	7,358	(5,280)	169,948
Total segment revenue	$388,604	$57,920	$(7,541)	$438,983
Total operating expenses	$396,259	$204,084	$(11,944)	$588,399
Loss from operations	$(7,655)	$(146,164)	$4,403	$(149,416)

Nine Months Ended September 30, 2019	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
Revenue:
Commercial revenue:
SPINRAZA royalties	$211,884	$—	$—	$211,884
Product sales, net	—	28,563	—	28,563
Licensing and other royalty revenue	8,466	6,172	(3,000)	11,638
Total commercial revenue	220,350	34,735	(3,000)	252,085
R&D revenue under collaborative agreements	294,512	176,328	(94,007)	376,833
Total segment revenue	$514,862	$211,063	$(97,007)	$628,918
Total operating expenses	$355,437	$256,152	$(87,900)	$523,689
Income (loss) from operations	$159,425	$(45,089)	$(9,107)	$105,229

The following table shows our total assets by segment at September 30, 2020 and December 31, 2019 (in thousands), respectively.

Total Assets	Ionis Core	Akcea Therapeutics	Elimination of Intercompany Activity	Total
September 30, 2020	$3,436,990	$507,977	$(849,266)	$3,095,701
December 31, 2019	$3,478,081	$599,250	$(844,219)	$3,233,112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen) and our technologies and products in development, including the business of Akcea Therapeutics, Inc, Ionis’ wholly owned subsidiary. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those related to the impact COVID-19 could have on our business, and including but not limited to those related to our commercial products and the medicines in our pipeline, and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2019, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We are a leader in delivering RNA-targeted therapeutics. We believe our antisense oligonucleotide drug discovery platform fundamentally changed medicine and transformed the lives of people with devastating diseases. Our pipeline of over 40 potential first-in-class and/or best-in-class medicines address a broad range of rare to common diseases within our neurological, cardio-renal, metabolic and pulmonary disease franchises. Our commercial products SPINRAZA, TEGSEDI and WAYLIVRA, are approved in major markets around the world. Within our late-stage pipeline, we have five Phase 3 studies underway with four medicines: tominersen for Huntington’s disease, tofersen for SOD1-ALS, pelacarsen (formerly AKCEA-APO(a)-LRx) for cardiovascular disease, or CVD, and AKCEA-TTR-LRx for TTR amyloidosis.

We are investing our substantial financial resources in strategies that have the potential to drive the greatest value for patients and shareholders. We are focused on advancing our mid-and late-stage pipeline to achieve our goal of 10 or more marketing applications through 2025, investing in potentially complementary technologies to expand the reach of our technology and building our commercial capabilities to maximize the value of our Ionis-owned pipeline.

We believe we took an important step forward in our evolution when we acquired Akcea. As one company, we believe we are stronger and more efficient, with enhanced ability to achieve even greater future success. Our goal is to maximize the value of each of our medicines, while ensuring we remain focused on innovation and delivering substantial value for patients and shareholders.

Commercial Medicines

SPINRAZA is a global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of September 30, 2020, over 11,000 patients were on SPINRAZA therapy in markets around the world. Additionally, as of September 30, 2020, SPINRAZA was approved in over 50 countries with formal reimbursement in over 40 countries. From inception through September 30, 2020, we have earned $1.3 billion in revenues from our SPINRAZA collaboration, including more than $850 million in royalties on sales of SPINRAZA.

TEGSEDI, a once weekly, self-administered subcutaneous medicine, was approved in 2018 in the U.S., EU and Canada for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis, or hATTR, a debilitating, progressive, and fatal disease. Akcea, our wholly owned subsidiary focused on developing and commercializing medicines to treat patients with serious and rare diseases, launched TEGSEDI in the U.S. and EU in late 2018. As of the end of October 2020, TEGSEDI was commercially available in 15 countries. We plan to expand the global launch of TEGSEDI by launching in additional countries. In Latin America, PTC Therapeutics, or PTC, through its exclusive license from Akcea, is launching TEGSEDI in Brazil and is working towards access in additional Latin American countries.

WAYLIVRA, a once weekly, self-administered, subcutaneous medicine, received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019 and are leveraging the existing commercial infrastructure in Europe to market WAYLIVRA. PTC, through its exclusive license agreement with Akcea, is working to expand access to WAYLIVRA across Latin America, beginning in Brazil. In the second quarter of 2020, PTC submitted the WAYLIVRA marketing application for approval in Brazil to ANVISA.

Medicines in Pivotal Phase 3 Studies

Our medicines in pivotal studies include tominersen for Huntington’s disease, tofersen for SOD1-ALS, pelacarsen for CVD and AKCEA-TTR-LRx for TTR amyloidosis. In April 2020, Roche completed enrollment of the Phase 3 study for tominersen. Tominersen has been granted orphan drug designation in the U.S. and EU and PRIME designation in the EU. Additionally, the Phase 3 study for tofersen continues to progress in patients with SOD1-ALS. Tofersen has been granted orphan drug designation in the U.S. and EU. In January 2020, Novartis began enrolling patients in the Phase 3 cardiovascular outcome study of pelacarsen in patients with established cardiovascular disease and elevated levels of lipoprotein(a), or Lp(a). Pelacarsen was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of Lp(a). Our broad Phase 3 program for AKCEA-TTR-LRx is also progressing.

COVID-19

As a company focused on improving the health of people around the world, our priority during the COVID-19 pandemic is the safety of our employees, their families, the healthcare workers who work with us and the patients who rely on our medicines. We are also focused on maintaining the quality of our studies and minimizing the impact to timelines. While we have experienced some impacts on our business as a result of the COVID-19 pandemic, we believe our mitigation efforts and financial strength will allow us to manage through the pandemic and continue to execute on our strategic initiatives. Because the situation is extremely fluid we are continuing to evaluate the impact COVID-19 could have on our business, including but not limited to the impact on our commercial products and the medicines in our pipeline.

Financial Highlights

The following is a summary of our financial results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$160,079	$167,892	$438,983	$628,918
Total operating expenses	$196,616	$165,369	$588,399	$523,689
Income (loss) from operations	$(36,537)	$2,523	$(149,416)	$105,229
Net income (loss)	$(43,091)	$18,432	$(145,340)	$99,304
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(30,944)	$26,163	$(111,015)	$109,730

Commercial revenue increased seven percent for the nine months ended September 30, 2020, compared to the same period in 2019, due to an increase in product sales from TEGSEDI and WAYLIVRA. Our R&D revenue in the nine months ended September 30, 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed pelacarsen.

We anticipate our R&D revenue will be higher in the fourth quarter of 2020, compared to the third quarter of 2020. We have already earned revenue from multiple sources in the fourth quarter, including $75 million from Pfizer for advancing vupanorsen. We recently obtained a favorable award in our arbitration proceeding with Alnylam regarding fees arising from Alnylam’s agreement with Sanofi related to fitusiran and its TTR products. The final judgement has not been determined, but we expect it will add meaningful revenue in the fourth quarter.

Our operating expenses for the three and nine months ended September 30, 2020 increased over the same periods in 2019, principally due to our investments in the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. We expect our operating expenses to increase during the fourth quarter of 2020 as we incur one-time expenses associated with the Akcea Acquisition, including retention and severance expense and stock-based compensation expense related to the vesting of all of Akcea’s 2015 Equity Incentive Plan equity awards.

We ended the third quarter of 2020, with $2.3 billion in cash and short-term investments. In October 2020, we purchased the remaining outstanding shares of Akcea we did not own for approximately $545 million, including transaction related costs. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout 2020 and beyond.

Recent Business Highlights (Q3 2020 and subsequent activities)

Commercial Medicine Highlights

●	SPINRAZA: a global foundation-of-care for the treatment of spinal muscular atrophy (SMA) patients of all ages
o	$495 million in worldwide sales in the third quarter
o	More than 11,000 patients were on SPINRAZA treatment worldwide at the end of the third quarter, including patients across commercial, expanded access and clinical trial settings
o	The open-label safety cohort of the DEVOTE study of higher-dose SPINRAZA is fully enrolled and the pivotal randomized treatment cohort will begin enrolling patients next
o	The Phase 4 RESPOND study in patients with a suboptimal clinical response to gene therapy is expected to begin early next year

●	TEGSEDI: the only approved at-home subcutaneous therapy for the treatment of hereditary transthyretin amyloidosis (hATTR) with polyneuropathy in adult patients
o	Commercially available in 15 countries
o	Secured pricing and reimbursement in multiple new EU markets and in Canada in the largest provinces and with multiple private payers
o	Won 2020 Prix Galien USA Award for the Best Biotechnology Product

●	WAYLIVRA: the only approved treatment in the EU for adults with genetically confirmed familial chylomicronemia syndrome (FCS) at high risk for pancreatitis
o	Commercially available in 4 countries
o	Finalized pricing negotiations in additional EU markets, including in the UK

Third Quarter 2020 and Recent Pipeline Highlights

●	Positive Phase 2 vupanorsen and AKCEA-APOCIII-LRx results presented at the European Society of Cardiology annual meeting
●	Advanced multiple programs into key mid-stage studies
o
Vupanorsen advanced into Phase 2b development with the initiation of the TRANSLATE-TIMI 70 dose-ranging study in statin-treated patients with dyslipidemia, resulting in a $75 million payment from Pfizer

o	IONIS-FXI-LRx advanced into Phase 2b development in patients with end stage renal disease
o	IONIS-HBVRx advanced into Phase 2b development in patients with hepatitis B virus infection
●	Advanced inhaled delivery
o	Positive IONIS-ENAC-2.5Rx healthy volunteer results provided support for inhaled antisense medicine delivery
o	Dosing completed in the IONIS-ENAC-2.5Rx Phase 2 study in patients with cystic fibrosis
●	Advanced the IONIS-PKK-LRx program
o	Proof-of-concept data from the PKK development program in patients with hereditary angioedema were reported in the New England Journal of Medicine
o	Enrollment completed in the IONIS-PKK-LRx Phase 2 study in patients with hereditary angioedema
o	IONIS-PKK-LRx advanced into an investigator-initiated study in hospitalized COVID-19 patients in Brazil
●	Progressed multiple neurological disease medicines under Ionis’ broad collaboration with Biogen, earning more than $50 million
o	ION541 advanced into Phase 1/2 development in patients with nearly all forms of ALS
o	ION464 advanced into Phase 1/2 development in patients with multiple system atrophy
o	IONIS-MAPTRx continued to advance in a long-term extension study in patients with Alzheimer’s disease
●	The U.S. FDA granted orphan drug designation to Ionis-owned medicines for people with Alexander disease, β-thalassemia and Lafora diseases

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

Results of Operations

Revenue

Our revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Commercial revenue:
SPINRAZA royalties	$74,171	$81,672	$211,925	$211,884
Product sales, net	19,040	11,945	50,562	28,563
Licensing and other royalty revenue	2,129	2,082	6,548	11,638
Total commercial revenue	95,340	95,699	269,035	252,085
R&D revenue:
Amortization from upfront payments	18,893	23,918	67,964	99,263
Milestone payments	43,513	11,981	73,369	64,013
License fees	—	25,523	14,669	198,212
Other services	2,333	10,771	13,946	15,345
Total R&D revenue	64,739	72,193	169,948	376,833
Total revenue	$160,079	$167,892	$438,983	$628,918

In the first nine months of 2020, our commercial revenue increased seven percent, compared to the same period in 2019. Commercial revenue from SPINRAZA royalties was flat and product sales from TEGSEDI and WAYLIVRA increased more than 75 percent, compared to the same period in 2019.

We earn our R&D revenue from multiple sources. Our R&D revenue can fluctuate depending on the timing of events. Our R&D revenue in the nine months ended September 30, 2020 included nearly $100 million from our neurology disease franchise and more than $38 million from our cardio-renal franchise. In the second quarter of 2020, we also earned $13 million from AstraZeneca under our oncology collaboration. Additionally, in the third quarter of 2020, we earned $5 million from Janssen under our collaboration.

We anticipate our R&D revenue will be higher in the fourth quarter of 2020, compared to the third quarter of 2020. We have already earned revenue from multiple sources in the fourth quarter, including $75 million from Pfizer for advancing vupanorsen. We recently obtained a favorable award in our arbitration proceeding with Alnylam regarding fees arising from Alnylam’s agreement with Sanofi related to fitusiran and its TTR products. The final judgement has not been determined, but we expect it will add meaningful revenue in the fourth quarter.

Our R&D revenue in the nine months ended September 30, 2019 included $185 million from two large items, including a $150 million license fee we earned from Novartis when it licensed pelacarsen. Additionally, our amortization from upfront payments for the nine months ended September 30, 2019, was higher compared to the same period in 2020 because it included amortization from collaborations for which we have completed our R&D services performance obligations.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2020 were $196.6 million and $588.4 million, respectively, and increased compared to $165.4 million and $523.7 million for the same periods in 2019. The increase was principally due to our investments in the Phase 3 program for AKCEA-TTR-LRx and our Ionis-owned pipeline. We expect our operating expenses to increase during the fourth quarter of 2020 as we incur one-time expenses associated with the Akcea Acquisition, including retention and severance expense and stock-based compensation expense related to the vesting of all of Akcea’s 2015 Equity Incentive Plan equity awards.

Our operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$96,072	$82,667	$286,761	$243,920
Akcea Therapeutics	57,023	65,569	178,920	256,105
Elimination of intercompany activity	(2,324)	(6,993)	(12,359)	(87,900)
Subtotal	150,771	141,243	453,322	412,125
Non-cash compensation expense related to equity awards	45,845	24,126	135,077	111,564
Total operating expenses	$196,616	$165,369	$588,399	$523,689

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

Our cost of products sold by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$—	$—	$—	$—
Akcea Therapeutics	5,051	2,275	14,291	10,247
Elimination of intercompany activity	(2,280)	(1,435)	(6,547)	(7,256)
Subtotal	2,771	840	7,744	2,991
Non-cash compensation expense related to equity awards	315	127	902	382
Total cost of products sold expenses	$3,086	$967	$8,646	$3,373

We began recognizing cost of products sold for TEGSEDI in the third quarter of 2018 when TEGSEDI was approved and for WAYLIVRA in the second quarter of 2019 when WAYLIVRA was approved. Our cost of products sold increased in the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the increase in product sales of TEGSEDI and WAYLIVRA. In its cost of products sold Akcea includes the amortization for milestone payments it made to us related to the U.S. and European approvals of TEGSEDI. Akcea is recognizing this amortization over TEGSEDI’s remaining estimated patent life. We eliminate this amortization in our consolidated results. All amounts exclude non-cash compensation expense related to equity awards.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and operations and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$99,724	$80,622	$287,367	$245,013
Non-cash compensation expense related to equity awards	25,359	23,744	76,931	71,935
Total research, development and patent expenses	$125,083	$104,366	$364,298	$316,948

Our research, development and patent expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$77,216	$64,197	$227,971	$190,269
Akcea Therapeutics	22,551	21,983	64,804	135,388
Elimination of intercompany activity	(43)	(5,558)	(5,408)	(80,644)
Subtotal	99,724	80,622	287,367	245,013
Non-cash compensation expense related to equity awards	25,359	23,744	76,931	71,935
Total research, development and patent expenses	$125,083	$104,366	$364,298	$316,948

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our and our partners’ drug pipelines.

Our antisense drug discovery expenses are part of our Ionis Core business segment and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$19,979	$16,072	$57,096	$46,397
Non-cash compensation expense related to equity awards	6,187	5,015	18,583	15,805
Total antisense drug discovery expenses	$26,166	$21,087	$75,679	$62,202

Antisense drug discovery expenses increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to expenses we incurred related to advancing and expanding our research programs, including investments we made in complementary technologies such as Genuity to expand the reach of our antisense technology. All amounts exclude non-cash compensation expense related to equity awards.

Antisense Drug Development

The following table sets forth drug development expenses, including the breakdown for medicines in Phase 3 development and/or commercialization for which we have incurred significant costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AKCEA TTR-LRx	$9,001	$2,729	$21,425	$5,268
WAYLIVRA	1,336	2,324	4,613	7,429
TEGSEDI	3,482	5,044	11,369	13,161
Other antisense development projects	24,312	18,504	69,831	63,853
Development overhead expenses	18,210	17,557	53,971	53,351
Total antisense drug development, excluding non-cash compensation expense related to equity awards	56,341	46,158	161,209	143,062
Non-cash compensation expense related to equity awards	12,385	11,391	38,191	34,743
Total antisense drug development expenses	$68,726	$57,549	$199,400	$177,805

Our development expenses increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase in development expenses primarily related to our broad Phase 3 program for AKCEA-TTR-LRx, which we initiated in late 2019 and other medicines in our Ionis-owned pipeline. These increases were slightly offset by decreases in expenses for WAYLIVRA, AKCEA-APOCIII-LRx and vupanorsen. Akcea completed a Phase 2 study for AKCEA-APOCIII-LRx and vupanorsen in early 2020. All amounts exclude non-cash compensation expense related to equity awards.

Our antisense drug development expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$43,053	$32,970	$123,002	$96,992
Akcea Therapeutics	13,288	13,188	38,207	121,070
Elimination of intercompany activity	—	—	—	(75,000)
Subtotal	56,341	46,158	161,209	143,062
Non-cash compensation expense related to equity awards	12,385	11,391	38,191	34,743
Total antisense drug development expenses	$68,726	$57,549	$199,400	$177,805

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

Our manufacturing and development chemistry expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$12,956	$9,582	$38,819	$29,064
Non-cash compensation expense related to equity awards	2,519	2,441	8,183	7,022
Total manufacturing and development chemistry expenses	$15,475	$12,023	$47,002	$36,086

Manufacturing and development chemistry expenses increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase in manufacturing and development chemistry expenses was primarily related to manufacturing API for AKCEA-TTR-LRx and AKCEA-APOCIII-LRx. All amounts exclude non-cash compensation expense related to equity awards.

Our manufacturing and development chemistry expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$11,389	$8,059	$32,158	$24,919
Akcea Therapeutics	1,567	7,038	11,941	9,659
Elimination of intercompany activity	—	(5,515)	(5,280)	(5,515)
Subtotal	12,956	9,582	38,819	29,064
Non-cash compensation expense related to equity awards	2,519	2,441	8,183	7,022
Total manufacturing and development chemistry expenses	$15,475	$12,023	$47,002	$36,086

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personnel costs	$3,448	$3,666	$10,791	$10,990
Occupancy	2,517	2,463	7,398	6,894
Patent expenses	971	600	2,202	1,796
Depreciation and amortization	187	130	512	389
Insurance	595	498	1,824	1,321
Other	2,730	1,454	7,517	5,101
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	10,448	8,811	30,244	26,491
Non-cash compensation expense related to equity awards	4,269	4,897	11,975	14,364
Total R&D support expenses	$14,717	$13,708	$42,219	$40,855

R&D support expenses for the three and nine months ended September 30, 2020 increased compared to the same periods in 2019. All amounts exclude non-cash compensation expense related to equity awards.

Our R&D support expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$2,795	$7,097	$15,716	$21,961
Akcea Therapeutics	7,696	1,757	14,656	4,659
Elimination of intercompany activity	(43)	(43)	(128)	(129)
Subtotal	10,448	8,811	30,244	26,491
Non-cash compensation expense related to equity awards	4,269	4,897	11,975	14,364
Total R&D support expenses	$14,717	$13,708	$42,219	$40,855

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

The following table sets forth information on SG&A expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$48,276	$59,781	$158,211	$164,122
Non-cash compensation expense related to equity awards	20,171	255	57,244	39,246
Total selling, general and administrative expenses	$68,447	$60,036	$215,455	$203,368

SG&A expenses were lower for the three and nine months ended September 30, 2020, compared to the same periods in 2019, principally due to reductions in travel and marketing events for Akcea as a result of the COVID-19 pandemic. All amounts exclude non-cash compensation expense related to equity awards.

Our SG&A expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ionis Core	$18,856	$18,470	$58,790	$53,651
Akcea Therapeutics	29,421	41,311	99,827	110,470
Elimination of intercompany activity	(1)	—	(406)	—
Subtotal	48,276	59,781	158,211	164,121
Non-cash compensation expense related to equity awards	20,171	255	57,244	39,247
Total selling, general and administrative expenses	$68,447	$60,036	$215,455	$203,368

Akcea Therapeutics, Inc.

The following table sets forth information on operating expenses (in thousands) for our Akcea Therapeutics business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products sold	$5,051	$2,275	$14,289	$10,246
Development and patent expenses	22,551	21,983	64,804	60,388
Sublicense fee to Ionis	—	—	—	75,000
Selling, general and administrative expenses	29,421	41,311	99,827	110,470
Profit (loss) share for TEGSEDI commercialization activities	(1,586)	(8,889)	(12,084)	(29,410)
Total operating expenses, excluding non-cash compensation expense related to equity awards	55,437	56,680	166,836	226,694
Non-cash compensation expense related to equity awards	13,846	(3,465)	37,248	29,458
Total Akcea Therapeutics operating expenses	$69,283	$53,215	$204,084	$256,152

See discussion of fluctuations in Akcea operating expenses in the operating expense sections above.

All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three and nine months ended September 30, 2020 was $6.5 million and $25.9 million, respectively, compared to $13.1 million and $39.0 million for the same periods in 2019. The decrease in investment income was primarily due to a decline in interest rates during the nine months ended September 30, 2020 compared to the same periods in 2019.

Interest Expense

The following table sets forth information on interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible notes:
Non-cash amortization of the debt discount and debt issuance costs	$9,735	$9,558	$28,742	$28,140
Interest expense payable in cash	946	1,714	2,838	5,141
Interest on mortgage for primary R&D and manufacturing facilities	607	607	1,808	1,790
Other	33	123	96	333
Total interest expense	$11,321	$12,002	$33,484	$35,404

Our interest expense payable in cash decreased in the three and nine months ended September 30, 2020, compared to the same periods in 2019 because we exchanged a significant portion of our 1% Notes for 0.125% Notes in December 2019.

Gain on Investments

We recorded a gain on investments of $10.7 million for the nine months ended September 30, 2020. During the second quarter of 2020, we revalued our investments in two privately held companies, Dynacure and Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Ribo in our condensed consolidated statement of operations during the second quarter of 2020.

Income Tax Benefit (Expense)

We recorded income tax expense of $2.6 million and income tax benefit of $1.0 million for the three and nine months ended September 30, 2020, respectively. We recorded income tax expense of $14.9 million and an income tax benefit of $9.2 million for the three and nine months ended September 30, 2019. We recorded an income tax benefit for the nine months ended September 30, 2020 primarily due to Ionis’ pre-tax loss for the period and a $1.7 million tax benefit related to Akcea in the first quarter of 2020. We did not record an income tax benefit as a result of Akcea’s pre-tax loss for the nine months ended September 30, 2020 because Akcea maintains a full valuation allowance against its deferred tax assets.

Net Income (Loss)

We generated a net loss of $43.1 million and $145.3 million for the three and nine months ended September 30, 2020, respectively, compared to net income of $18.4 million and $99.3 million for the same periods in 2019. Our net loss for the nine months ended September 30, 2020 was primarily due to decreased revenue year-over-year, as discussed above in the revenue section.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

At September 30, 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties owned represented an interest in Akcea's equity that we did not control. However, because we continued to maintain overall control of Akcea through our voting interest, we reflected the assets, liabilities and results of operations of Akcea in our condensed consolidated financial statements. We reflected the noncontrolling interest attributable to other owners of Akcea's common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and nine months ended September 30, 2020, was a loss of $12.1 million and $34.3 million, respectively, compared to a loss of $7.7 million and $10.4 million for the same periods in 2019. After closing the Akcea Acquisition in October 2020, we will no longer recognize any noncontrolling interest in Akcea on our statement of operations.

Net Income (Loss) Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Income (Loss) per Share

We had a net loss attributable to our common stockholders’ of $30.9 million and $111.0 million for the three and nine months ended September 30, 2020, respectively. We had net income attributable to our common stockholders’ of $26.2 million and $109.7 million for the same periods in 2019.

Our basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share	$(0.22)	$0.19	$(0.80)	$0.81
Diluted net income (loss) per share	(0.22)	0.18	(0.80)	0.79

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and product sales. From our inception through September 30, 2020, we have earned approximately $4.5 billion in revenue. We also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through September 30, 2020, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, we have borrowed approximately $1.5 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

Our key liquidity metrics and capital resources, including our cash, cash equivalents and short-term investments, working capital and debt obligations did not change significantly at September 30, 2020 compared to December 31, 2019. Our cash equivalents and short-term investments and working capital decreased in October 2020 with the Akcea Acquisition.

The following table summarizes our contractual obligations as of September 30, 2020. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
0.125% Notes (principal and interest payable)	$551.9	$0.7	$1.3	$549.9	$—
1% Notes (principal and interest payable)	$314.5	$3.1	$311.4	$—	$—
Building mortgage payments	$76.5	$2.4	$5.9	$6.9	$61.3
Operating leases	$21.0	$3.2	$5.4	$4.8	$7.6
Other obligations (principal and interest payable)	$1.0	$0.1	$0.1	$0.1	$0.7
Total	$964.9	$9.5	$324.1	$561.7	$69.6

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

At September 30, 2020, we had the following 0.125% Notes outstanding (amounts in millions except price per share data):

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

At September 30, 2020, we had the following 1% Notes outstanding (amounts in millions except price per share data):

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2020 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

We are also exposed to changes in foreign currency exchange rates as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries’ functional currencies into our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate, which are difficult to predict. A hypothetical 10 percent change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. Our business strategy incorporates potentially significant international expansion, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2020.

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

Summary of Risk Factors

There are a number of risks related to our business and our securities.  Some of the principal risks related to our business include the following:

●	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
●	our ability to generate substantial revenue from the sale of our medicines;
●	our and our partners’ ability to compete effectively;
●	the availability of adequate coverage and payment rates for our medicines;
●	our ability to successfully develop and obtain marketing approvals for our medicines;
●	our ability to successfully manufacture our medicines;
●	our ability to sustain cash flows and achieve consistent profitability;
●	our ability to secure and maintain effective corporate partnerships;
●	our ability to protect our intellectual property;
●	our ability to maintain the effectiveness of our personnel; and
●	the other factors set forth below.

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

Risks related to the commercialization of our medicines

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	ZOLGENSMA and risdiplam compete with SPINRAZA;
●	ONPATTRO, VYNDAQEL and VYNDAMAX, AG10 and vutrisiran compete with TEGSEDI and AKCEA-TTR-LRx;
●	ARO-APOC3, metreleptin and gemcabene could compete with WAYLIVRA; and
●	WVE-120101/WVE-120102, Selistat and VX15 could compete with tominersen.

Specifically, SPINRAZA faces competition from ZOLGENSMA, a new gene therapy product that was approved in the U.S. in May 2019 and in the EU in May 2020 for the treatment of SMA as well as risdiplam, a new oral product for the treatment of SMA that was approved in the U.S. in August 2020. SPINRAZA injection for intrathecal use is an antisense medicine indicated for the treatment of SMA in pediatric and adult patients approved in over 50 countries.

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

Even though certain members of Akcea’s management team and other employees have experience commercializing medicines, as a company Akcea has limited experience marketing, selling and distributing medicines, and there are significant risks involved in building, tailoring, optimizing and managing a commercial infrastructure. Since September 2019, Akcea has announced several changes to its senior leadership team, including the departure of its Chief Executive Officer, its President, its Chief Operating Officer, its Chief Financial Officer and the retirement of its Chief Medical Officer. Akcea has also appointed a new Chief Executive Officer, a new Chief Commercial Officer, a new Chief Operating Officer, a new General Counsel, a new Chief Financial Officer and a new Chief Medical Officer. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes could impair our ability to manage Akcea’s business.  We expect the recent transaction in which we acquired the minority interest of Akcea will result in additional turnover which could impair our ability to manage Akcea’s business.

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

Akcea has incurred expenses launching, optimizing and managing the marketing and sales infrastructure for TEGSEDI in Europe, Canada and the U.S., and WAYLIVRA in Europe. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, Akcea would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Akcea’s sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

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

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, SPINRAZA, TEGSEDI and WAYLIVRA for FCS in the EU and, if approved, WAYLIVRA in the U.S. or Canada and for additional indications, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, before the District Court could rule on the remaining provisions of the Affordable Care Act, the U.S. Supreme Court agreed to review the case. The Supreme Court is expected to rule on the case in its current session, which began in October 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Risks related to the development and regulatory approval of our medicines

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

In the past, we have invested in clinical studies of medicines that have not met the primary clinical end points in their Phase 3 studies. Similar results could occur in clinical studies for our medicines, including the studies of tominersen, tofersen, pelacarsen and AKCEA-TTR-LRx. If any of our medicines in clinical studies, including tominersen, tofersen, pelacarsen, and AKCEA-TTR-LRx, do not show sufficient efficacy in patients with the targeted indication, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the studies of tominersen, tofersen, pelacarsen and AKCEA-TTR-LRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in the clinical studies, including the studies of tominersen, tofersen, pelacarsen and AKCEA-TTR-LRx, could reduce the commercial potential or viability of our medicines.

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

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tominersen, tofersen, pelacarsen and AKCEA-TTR-LRx. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, tominersen, tofersen, pelacarsen and AKCEA-TTR-LRx, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition and business strategy

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2020, we had an accumulated deficit of approximately $0.9 billion and stockholders’ equity of approximately $1.4 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional products or achieve or sustain future profitability.

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
In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Should Sections 382 and 383 not apply to the Akcea Acquisition, we will be subject to the Separate Return Limitation Year, or SRLY, Rules.  Under SRLY, our utilization of Akcea’s pre-acquisition net operating loss and tax credit carryforwards will be limited to the amount of income that Akcea contributes to our consolidated taxable income. The Akcea pre-acquisition tax attributes cannot be used to offset any of the income that Ionis contributes to our consolidated taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We are assessing our valuation allowances requirements, both federal and state, due to the Akcea Acquisition. Additionally, we are currently assessing whether Akcea may rejoin our consolidated tax group and the potential impact. We cannot currently estimate the impact that the Akcea Acquisition may have on these items. We will reflect any such impact in the fourth quarter of 2020.

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

Our corporate partners are developing and/or funding many of the medicines in our development pipeline. For example, we are relying on:

●	Roche for development and funding of tominersen;
●	Novartis for development and funding of pelacarsen; and
●	Biogen for development and funding of tofersen.

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

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including SPINRAZA, tominersen, pelacarsen and tofersen.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorization, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of September 30, 2020, we had cash, cash equivalents and short-term investments equal to $2.3 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

If we fail to successfully integrate Akcea’s business and operations, it may adversely affect our future results.

We believe our Akcea acquisition will result in certain benefits, including a single vision and set of strategic priorities, led by one team, accelerating our next phase of growth and positioning us to more effectively deliver our medicines to patients. Following the completion of the transaction, Ionis will retain more value from Akcea's pipeline and commercial products, further strengthening our financial position and supporting continued investments in our future. The success of the transaction will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

●	failure to successfully manage relationships with partners, customers, distributors and suppliers;
●	disruptions to Akcea’s commercial operations;
●	potential incompatibility of technologies and systems;
●	failure to leverage the capabilities of the combined company quickly and effectively;
●	potential difficulties integrating and harmonizing business systems and processes;
●	tax benefits of the combined structure may not be available or in the expected amounts; and
●	the loss of key employees.

Risks related to our intellectual property

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

Risks related to our personnel

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

General Risk Factors

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2020, the market price of our common stock ranged from $39.32 to $66.22 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Our future taxable income could be impacted by changes in tax laws, regulations and treaties.

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

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted.*

In January 2020, the U.K. and the EU entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the EU, which is generally referred to as Brexit. Following such withdrawal, the U.K. and the EU are negotiating the customs and trading relationship between the U.K. and the EU but such negotiations have not been completed.  The result of these negotiations could make it more difficult or expensive to operate our business in the U.K. and EU.

In addition, as a result of Brexit, the European Medicines Agency, or EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the EU is governed post-Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU -wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1
Form of Option Agreement for options granted under the Amended and Restated Ionis Pharmaceuticals, Inc. 2002 Non-Employee Directors’ Stock Option Plan. Filed as an exhibit to the Registrant’s Form S-8 filed with the SEC on August 7, 2020 and incorporated herein by reference.

10.2
Form of Restricted Stock Unit Agreement for restricted stock units granted under the Amended and Restated Ionis Pharmaceuticals, Inc. 2002 Non-Employee Directors’ Stock Option Plan. Filed as an exhibit to the Registrant’s Form S-8 filed with the SEC on August 7, 2020 and incorporated herein by reference.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 4, 2020

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 4, 2020