Form 10-Q
period 2021-03-31
IONIS PHARMACEUTICALS INC
filed 2021-05-05
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of voting common stock outstanding as of April 29, 2021 was 140,963,028.

IONIS PHARMACEUTICALS, INC.
FORM 10-Q

TRADEMARKS

 “Ionis,” the Ionis logo, and other trademarks or service marks of Ionis Pharmaceuticals, Inc. appearing in this report are the property of Ionis Pharmaceuticals, Inc. “Akcea,” the Akcea logo, and other trademarks or service marks of Akcea Therapeutics, Inc. appearing in this report are the property of Akcea Therapeutics, Inc., Ionis’ wholly owned subsidiary. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$414,155	$397,664
Short-term investments	1,405,840	1,494,711
Contracts receivable	23,397	76,204
Inventories	22,199	21,965
Other current assets	123,827	140,163
Total current assets	1,989,418	2,130,707
Property, plant and equipment, net	180,413	181,077
Patents, net	28,795	27,937
Deposits and other assets	49,925	50,034
Total assets	$2,248,551	$2,389,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,506	$17,199
Accrued compensation	29,263	65,728
Accrued liabilities	78,766	90,161
Income taxes payable	1,326	1,324
Current portion of 1 percent convertible senior notes, net	61,816	308,809
Current portion of long-term obligations	7,688	7,301
Current portion of deferred contract revenue	106,740	108,376
Total current liabilities	295,105	598,898
Long-term deferred contract revenue	401,966	424,046
0.125 percent convertible senior notes, net	540,679	540,136
1 percent convertible senior notes, net	247,292	–
Long-term obligations, less current portion	22,943	23,409
Long-term mortgage debt	60,002	59,984
Total liabilities	1,567,987	1,646,473
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 140,924,356 and 140,365,594 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	141	140
Additional paid-in capital	1,925,801	1,895,519
Accumulated other comprehensive loss	(24,203)	(21,071)
Accumulated deficit	(1,221,175)	(1,131,306)
Total stockholders’ equity	680,564	743,282
Total liabilities and stockholders’ equity	$2,248,551	$2,389,755

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(as revised*)
Revenue:
Commercial revenue:
SPINRAZA royalties	$59,986	$66,008
TEGSEDI and WAYLIVRA revenue, net	19,838	15,159
Licensing and other royalty revenue	4,624	2,794
Total commercial revenue	84,448	83,961
Research and development revenue under collaborative agreements	27,159	49,406
Total revenue	111,607	133,367

Expenses:
Cost of sales	2,578	2,548
Research, development and patent	139,801	116,952
Selling, general and administrative	61,199	74,994
Total operating expenses	203,578	194,494

Loss from operations	(91,971)	(61,127)

Other income (expense):
Investment income	4,643	10,479
Interest expense	(2,414)	(2,207)
Other income (expenses)	3	(99)

Loss before income tax (expense) benefit	(89,739)	(52,954)

Income tax (expense) benefit	(130)	3,072

Net loss	(89,869)	(49,882)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	10,254

Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(89,869)	$(39,628)

Basic and diluted net loss per share	$(0.64)	$(0.28)
Shares used in computing basic and diluted net loss per share	140,770	139,429

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(as revised*)

Net loss	$(89,869)	$(49,882)
Unrealized losses on debt securities, net of tax	(3,006)	(1,954)
Currency translation adjustment	(126)	9

Comprehensive loss	(93,001)	(51,827)

Comprehensive loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	(10,254)

Comprehensive loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(93,001)	$(41,573)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020 and 2021
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2019 (as revised*)	140,340	$140	$1,985,650	$(25,290)	$(596,495)	$1,364,005	$213,453	$1,577,458
Net loss	—	—	—	—	(39,628)	(39,628)	—	(39,628)
Change in unrealized losses, net of tax	—	—	—	(1,954)	—	(1,954)	—	(1,954)
Foreign currency translation	—	—	—	9	—	9	—	9
Issuance of common stock in connection with employee stock plans	606	—	7,652	—	—	7,652	—	7,652
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	40,790	—	—	40,790	—	40,790
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(186)	—	(11,603)	—	—	(11,603)	—	(11,603)
Noncontrolling interest in Akcea Therapeutics, Inc	—	—	(6,973)	—	—	(6,973)	(3,281)	(10,254)
Balance at March 31, 2020 (as revised*)	139,282	$139	$2,015,516	$(27,235)	$(726,672)	$1,261,748	$210,172	$1,471,920

Balance at December 31, 2020 (as revised*)	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282	$—	$743,282
Net loss	—	—	—	—	(89,869)	(89,869)	—	(89,869)
Change in unrealized loss, net of tax	—	—	—	(3,006)	—	(3,006)	—	(3,006)
Foreign currency translation	—	—	—	(126)	—	(126)	—	(126)
Issuance of common stock in connection with employee stock plans	809	1	7,758	—	—	7,759	—	7,759
Stock-based compensation expense	—	—	37,861	—	—	37,861	—	37,861
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(251)	—	(15,337)	—	—	(15,337)	—	(15,337)
Balance at March 31, 2021	140,924	$141	$1,925,801	$(24,203)	$(1,221,175)	$680,564	$—	$680,564

*
We revised our 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(as revised*)
Operating activities:
Net loss	$(89,869)	$(49,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,917	3,233
Amortization of right-of-use operating lease assets	394	393
Amortization of patents	544	486
Amortization of premium (discount) on investments, net	4,023	1,062
Amortization of debt issuance costs	860	647
Stock-based compensation expense	37,861	40,790
Gain on investments	(13)	(246)
Non-cash losses related to patents	221	159
Provision for deferred income taxes	—	(2,288)
Changes in operating assets and liabilities:
Contracts receivable	52,807	34,429
Inventories	(234)	(2,181)
Other current and long-term assets	16,481	9,532
Income taxes payable	2	(532)
Accounts payable	(9,569)	411
Accrued compensation	(36,465)	(20,920)
Accrued liabilities and other current liabilities	(11,905)	(3,006)
Deferred contract revenue	(23,717)	(19,679)
Net cash used in operating activities	(54,662)	(7,592)

Investing activities:
Purchases of short-term investments	(330,051)	(544,375)
Proceeds from sale of short-term investments	411,907	459,352
Purchases of property, plant and equipment	(1,772)	(9,080)
Acquisition of licenses and other assets, net	(1,228)	(904)
Net cash provided by (used in) investing activities	78,856	(95,007)

Financing activities:
Proceeds from equity, net	7,760	7,652
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(15,337)	(11,603)
Repurchases and retirements of common stock	—	(90,550)
Net cash used in financing activities	(7,577)	(94,501)

Effects of exchange rates on cash	(126)	8

Net increase (decrease) in cash and cash equivalents	16,491	(197,092)
Cash and cash equivalents at beginning of period	397,664	683,287
Cash and cash equivalents at end of period	$414,155	$486,195

Supplemental disclosures of cash flow information:
Interest paid	$594	$601
Income taxes paid	$2	$3

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,876	$4,903

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 on the same basis as the audited financial statements for the year ended December 31, 2020, with the exception of our retrospective adoption of Accounting Standards Update, or ASU, 2020-06, which simplifies the accounting for convertible debt instruments. See Note 2, Significant Accounting Polices, Convertible Debt, for details of our adoption of this guidance. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, which reduced our ownership of Akcea’s common stock below 100 percent. In October 2020, we acquired the shares of Akcea’s common stock we did not own. We will refer to this transaction as the Akcea Acquisition throughout the remainder of this document. We reflected changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurred.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

In the United States, or U.S., through the first quarter of 2021, we sold TEGSEDI through an exclusive distribution agreement with a third-party logistics company, or 3PL, that took title to TEGSEDI. The 3PL was our sole customer in the U.S. The 3PL then distributed TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distributed TEGSEDI to health care providers and patients. In Europe, through 2020, we sold TEGSEDI and WAYLIVRA to hospitals and pharmacies, which were our customers, using 3PLs as distributors. In January 2021, we began commercializing TEGSEDI and WAYLIVRA in Europe through a distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. In April 2021, we expanded our distribution agreement with Sobi to also include commercializing TEGSEDI in North America. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. As a result of these agreements, we earn a distribution fee on net sales from Sobi for each medicine.

Under our collaboration agreement with PTC, PTC is responsible for commercializing TEGSEDI and WAYLIVRA in Latin America and Caribbean countries.

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

See Note 5, Collaborative Arrangements and Licensing Agreements, for collaborations with substantive changes that occurred in 2021. Additionally, see Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of each of our material collaborative agreements.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

Prior to our distribution agreement with Sobi, we recognized TEGSEDI and WAYLIVRA commercial revenue in the period when our customer obtained control of our products, which occurred at a point in time upon transfer of title to the customer. We classified payments to customers or other parties in the distribution channel for services that were distinct and priced at fair value as selling, general and administrative, or SG&A, expenses in our condensed consolidated statements of operations. We classified payments to customers or other parties in the distribution channel that did not meet those criteria as a reduction of revenue, as discussed further below. We excluded from revenues taxes collected from customers relating to TEGSEDI and WAYLIVRA commercial revenue and remitted these amounts to governmental authorities.

Under our distribution agreement with Sobi we concluded that our performance obligation is to supply finished goods inventory to Sobi. This performance obligation is a series of distinct activities that are substantially the same because we transfer title using the same criteria each time we ship inventory to Sobi. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. Additionally, Sobi does not generally have a right of return.

Reserves for TEGSEDI and WAYLIVRA commercial revenue

Prior to our distribution agreement with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price. We included in our transaction price estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. We estimated our reserves using the amounts we have earned or we could claim on the associated sales. We classified our reserves as a reduction of accounts receivable when we were not required to make a payment or as a current liability when we were required to make a payment. In certain cases, our estimates included a range of possible outcomes that were probability weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflected our best estimates under the terms of our respective contracts. When calculating our reserves and related TEGSEDI and WAYLIVRA commercial revenue, we only recognized amounts to the extent that we considered it probable that we would not have to reverse a significant amount of the cumulative sales we previously recognized in a future period. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net TEGSEDI and WAYLIVRA revenue in the corresponding period. See our revenue recognition policy in Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details regarding how we accounted for the reserves related to TEDSEDI and WAYLIVIRA product sales.

Under our distribution agreement with Sobi, Sobi is financially responsible for any applicable reserves.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of IONIS-FXI-LRx, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and IONIS-FXI-LRx. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of IONIS-FXI-LRx, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Bayer collaboration.

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

As of March 31, 2021, approximately 46.8 percent of our contracts receivables were from three significant customers. As of December 31, 2020, approximately 99.5 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2021 and 2020, we recognized $26.0 million and $28.0 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Sales

Our cost of sales includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of sales.

Cash, Cash Equivalents and Investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term debt investments as “available-for-sale” and carry them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. We record unrealized gains and losses on debt securities as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments in our condensed consolidated statement of operations. We use the specific identification method to determine the cost of securities sold.

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At March 31, 2021, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in seven privately held companies, Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, Seventh Sense Biosystems and Suzhou-Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For example, during the second and fourth quarters of 2020, we revalued our investments in three privately held companies, Dynacure, Suzhou-Ribo and Aro Biotherapeutics because the companies sold additional equity securities that were similar to the equity we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure, a $3.0 million gain on our investment in Suzhou-Ribo and a $5.5 million gain on our investment in Aro Biotherapeutics in our condensed consolidated statement of operations during 2020 because the sales were at higher prices compared to our recorded value.

Inventory Valuation

We reflect our inventory on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our medicines because until we use these raw materials, they have alternative future uses, which we refer to as clinical raw materials. We include in inventory raw material costs for medicines that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single medicine. For example, if one of our medicines failed, we could use the raw materials for that medicine to manufacture our other medicines. We expense these costs as R&D expenses when we begin to manufacture API for a particular medicine if the medicine has not been approved for marketing by a regulatory agency.

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At March 31, 2021, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We recorded an insignificant amount of inventory write-offs for the three months ended March 31, 2021 and 2020.

Our inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials:
Raw materials- clinical	$10,695	$9,206
Raw materials- commercial	7,502	7,502
Total raw materials	18,197	16,708
Work in process	2,096	2,252
Finished goods	1,906	3,005
Total inventory	$22,199	$21,965

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. We record a valuation allowance when necessary to reduce our net deferred tax assets to the amount we expect to realize.

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

We assessed our valuation allowance requirements and recorded a valuation allowance against all of Ionis’ U.S. federal net deferred tax assets in the fourth quarter of 2020, due to uncertainties related to our ability to realize the tax benefits associated with these assets. We based our determination largely on Akcea rejoining the Ionis U.S. consolidated federal tax group in the fourth quarter of 2020. Due to Akcea’s historical and projected financial statement losses, and the negative impact we expect this to have on Ionis’ consolidated taxable income, there is uncertainty of generating sufficient consolidated pre-tax income in future periods to realize the Ionis deferred tax benefits. We also expect that Ionis’ pre-tax income in future periods may be lower due to increased research and development expenses associated with our pipeline of wholly owned medicines. We continue to maintain a valuation allowance against all our consolidated U.S. federal and state net deferred tax assets.

Long-lived Assets

We evaluate long-lived assets, which include property, plant and equipment and patent costs, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

Basic and Diluted Net Loss Per Share

Basic net loss per share

In the first quarter of 2021, we computed basic net loss per share by dividing our net loss by our weighted-average number of common shares outstanding during the period. For the first quarter of 2021, we did not have to consider Akcea results separately in our calculation because we owned 100 percent of Akcea for the entire period. Our basic net loss per share for the three months ended March 31, 2021 was $0.64.

In the first quarter of 2020, prior to the Akcea Acquisition, we calculated our net loss for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period to determine our total net loss attributable to our common stockholders. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net loss available to Ionis common stockholders for the calculation of net loss per share is different than our net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

Our basic net loss per share for the three months ended March 31, 2020, was calculated as follows (in thousands, except per share amounts):

Three months ended March 31, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation (as revised*)
Ionis’ portion of Akcea’s net loss	77,095	$(0.42)	$(32,674)
Akcea’s net loss attributable to our ownership			$(32,674)
Ionis’ stand-alone net loss			(7,032)
Net loss available to Ionis common stockholders			$(39,706)
Weighted average shares outstanding			139,429
Basic net loss per share			$(0.28)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Diluted net loss per share

For the three months ended March 31, 2021 and 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes;
●	Note hedges related to the 0.125 percent convertible senior notes;
●	1 percent convertible senior notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

Additionally as of March 31, 2021, we had warrants related to our 0.125 percent convertible senior notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Convertible Debt

Adoption of ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations. We adopted ASU 2020-06 on January 1, 2021 under the full retrospective approach, which required us to revise our prior period financial statements. This guidance impacted our accounting for outstanding convertible debt. As of March 31, 2021, we had two outstanding convertible notes, our 0.125 percent senior convertible notes, or 0.125% Notes, which mature in December 2024, and our 1 percent senior convertible notes, or 1% Notes, which mature in November 2021.

The updated guidance eliminates the cash conversion accounting model we previously followed in Accounting Standard Codification, or ASC, 470-20, which required us to separate each of our convertible debt instruments at issuance into two units of accounting, a liability component, based on our nonconvertible debt borrowing rate at issuance, and an equity component. Under ASU 2020-06, we now account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and our convertible debt instruments were not issued at a substantial premium. Since we adopted ASU 2020-06 using the full retrospective approach, we were required to apply the guidance to all convertible debt instruments we had outstanding as of January 1, 2019. We recomputed the basis of each convertible debt instrument as if we accounted for each as a single unit of accounting at issuance. This update included recalculating the amortization of debt issuance costs using an updated effective interest rate. As a result of adopting ASU 2020-06, we recorded a cumulative adjustment to decrease our additional paid in capital and our accumulated deficit at January 1, 2019. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements “as revised” to indicate the change required under the new accounting guidance. Below is a summary of the change in our balance sheet at December 31, 2020 and statement of operations from our first quarter 2020 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

The following table summarizes the adjustments we made to the condensed consolidated balance sheet we originally reported at December 31, 2020 to adopt ASU 2020-06 (in thousands):

	December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
1 percent convertible senior notes	$293,161	$15,648	$308,809
0.125 percent convertible senior notes	$455,719	$84,417	$540,136
Additional paid-in-capital	$2,113,646	$(218,127)	$1,895,519
Accumulated deficit	$(1,249,368)	$118,062	$(1,131,306)

Under ASU 2020-06, our revised ending balances for our 1% Notes and 0.125% Notes as of December 31, 2020 represent the principal balance of each convertible debt instrument less debt issuance costs. Additionally, because we have deferred tax assets related to our convertible debt instruments, we also adjusted these amounts as part of our adoption of ASU 2020-06. However, because we have a full valuation allowance on our deferred tax assets, there was no impact to our condensed consolidated balance sheet related to our deferred tax assets.

The following table summarizes the adjustments we made to the condensed consolidated statement of operations we originally reported at March 31, 2020 to adopt ASU 2020-06 (in thousands):

	Three Months Ended March 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(10,990)	$8,783	$(2,207)
Loss before income tax benefit	$(61,737)	$8,783	$(52,954)
Income tax benefit	$3,257	$(185)	$3,072
Net loss	$(58,480)	$8,598	$(49,882)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(48,226)	$8,598	$(39,628)
Basic and diluted net loss per share	$(0.35)	$0.07	$(0.28)

Under ASU 2020-06, our revised interest expense is lower as we are no longer recording non-cash interest expense related to a debt discount. This decrease was partially offset by the increase in interest expense related to the amortization of debt issuance costs because we no longer allocate a portion of our debt issuance costs to stockholders’ equity at issuance. Instead, the entire debt issuance costs were recorded as a contra-liability on our condensed consolidated balance sheet at issuance and we are amortizing them over the contractual term using an updated effective interest rate. Our updated effective interest rates for our 1% Notes and 0.125% Notes were 1.4 percent and 0.5 percent, respectively.

The following tables summarize the adjustments we made to our condensed consolidated statements of stockholders’ equity we originally reported at December 31, 2020 and 2019 to adopt ASU 2020-06 (in thousands):

	December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,113,646	$(218,127)	$1,895,519
Accumulated deficit	$(1,249,368)	$118,062	$(1,131,306)
Total stockholders' equity	$843,347	$(100,065)	$743,282

	December 31, 2019
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,203,778	$(218,128)	$1,985,650
Accumulated deficit	$(707,534)	$111,039	$(596,495)
Total stockholders' equity	$1,684,547	$(107,089)	$1,577,458

Call Spread

In conjunction with the issuance of our 0.125% Notes in December 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480, therefore we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our condensed consolidated balance sheet. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Segment Information

In 2021, we began operating as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment. Previously, we had operated as two operating segments, Ionis Core and Akcea Therapeutics. In October 2020, we acquired the remaining common stock of Akcea that we did not own and fully integrated Akcea’s operations into ours as of January 1, 2021.

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

We recognize compensation expense for stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

In December 2020, we amended and restated the Akcea 2015 equity plan, including renaming the plan as the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, or 2020 Plan. As a result, all employees are now under an Ionis stock plan and subject to the same Black-Scholes assumptions. During the three months ended March 31, 2021 and 2020, we did not grant any stock options or RSUs to our Board of Directors. For the three months ended March 31, 2021 and 2020, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	55.1%	58.9%
Expected life	4.9 years	4.7 years

ESPP:
	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.1%	1.1%
Dividend yield	0.0%	0.0%
Volatility	39.1%	47.2%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2021 was $62.02 per share.

PRSU’s:

Beginning in 2020, we added performance-based restricted stock units, or PRSU, awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. Under the terms of the grants, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant; the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant; and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero percentto 150 percent of the target number depending on our relative TSR.

We determined the fair value of Dr. Monia’s PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to Dr. Monia for the three months ended March 31, 2021 was $77.17 per share.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
Cost of sales	$182	$237
Research, development and patent expense	25,899	25,556
Selling, general and administrative expense	11,780	14,997
Total	$37,861	$40,790

As of March 31, 2021, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $101.8 million, $109.6 million and $3.8 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.4 years, 1.8 years and 1.7 years, respectively.

Impact of Recently Issued Accounting Standards

As disclosed in the “Convertible Debt” policy above within this footnote, we adopted the simplified accounting for convertible debt instrument guidance (ASU 2020-06) on January 1, 2021. Refer to the section above for the impact of adoption. We do not expect any other recently issued accounting standards to have a material impact to our financial results.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2021:

One year or less	67%
After one year but within two years	20%
After two years but within three and a half years	13%
Total	100%

As illustrated above, at March 31, 2021, 87 percent of our available-for-sale securities had a maturity of less than two years.

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

At March 31, 2021, we had an ownership interest of less than 20 percent in seven private companies and two public companies with which we conduct business. The privately held companies are Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, Seventh Sense Biosystems and Suzhou Ribo Life Science Co, Ltd. The publicly traded companies are Antisense Therapeutics Ltd. and ProQR Therapeutics N.V.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
March 31, 2021	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$446,816	$1,838	$(76)	$448,578
Debt securities issued by U.S. government agencies	80,703	292	(2)	80,993
Debt securities issued by the U.S. Treasury (2)	234,164	126	—	234,290
Debt securities issued by states of the U.S. and political subdivisions of the states	121,776	220	(22)	121,974
Other municipal debt securities	5,137	—	(7)	5,130
Total securities with a maturity of one year or less	888,596	2,476	(107)	890,965
Corporate debt securities	325,335	3,108	(245)	328,198
Debt securities issued by U.S. government agencies	96,698	36	(164)	96,570
Debt securities issued by the U.S. Treasury	59,030	326	(35)	59,321
Debt securities issued by states of the U.S. and political subdivisions of the states	34,515	81	(25)	34,571
Other municipal debt	6,233	—	(20)	6,213
Total securities with a maturity of more than one year	521,811	3,551	(489)	524,873
Total available-for-sale securities	$1,410,407	$6,027	$(596)	$1,415,838
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(1,514)	$3,198
Total equity securities included in deposits and other assets (4)	15,062	15,938	—	31,000
Total equity securities	19,774	15,938	(1,514)	34,198
Total available-for-sale and equity securities	$1,430,181	$21,965	$(2,110)	$1,450,036

		Gross Unrealized		Estimated
December 31, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$514,182	$2,194	$(41)	$516,335
Debt securities issued by U.S. government agencies	94,234	354	(2)	94,586
Debt securities issued by the U.S. Treasury (2)	307,576	233	(9)	307,800
Debt securities issued by states of the U.S. and political subdivisions of the states	104,271	196	(12)	104,455
Other municipal debt securities	5,191	—	(7)	5,184
Total securities with a maturity of one year or less	1,025,454	2,977	(71)	1,028,360
Corporate debt securities	325,079	4,941	(40)	329,980
Debt securities issued by U.S. government agencies	80,099	185	(9)	80,275
Debt securities issued by the U.S. Treasury	50,318	383	(4)	50,697
Debt securities issued by states of the U.S. and political subdivisions of the states	31,779	91	(16)	31,854
Other municipal debt securities	1,041	—	—	1,041
Total securities with a maturity of more than one year	488,316	5,600	(69)	493,847
Total available-for-sale securities	$1,513,770	$8,577	$(140)	$1,522,207
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,681)	$2,031
Total equity securities included in deposits and other assets (4)	15,062	15,938	—	31,000
Total equity securities	19,774	15,938	(2,681)	33,031
Total available-for-sale and equity securities	$1,533,544	$24,515	$(2,821)	$1,555,238

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value.

(4)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The following is a summary of our investments we consider to be temporarily impaired at March 31, 2021 (in thousands). All of these investments have less than 12 months of temporary impairment. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	101	$233,665	$(321)
Debt securities issued by U.S. government agencies	7	60,681	(166)
Debt securities issued by the U.S. Treasury	6	52,838	(35)
Debt securities issued by states of the U.S. and political subdivisions of the states	297	76,712	(47)
Other municipal debt securities	3	11,343	(27)
Total temporarily impaired securities	414	$435,239	$(596)

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

The following tables present the major security types we held at March 31, 2021 and December 31, 2020 that we regularly measure and carry at fair value. As of March 31, 2021 and December 31, 2020, we did not have any investments that we valued using Level 3 inputs. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$372,050	$372,050	$—
Corporate debt securities (2)	776,776	—	776,776
Debt securities issued by U.S. government agencies (3)	177,563	—	177,563
Debt securities issued by the U.S. Treasury (3)	293,611	293,611	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	156,545	—	156,545
Other municipal debt securities (3)	11,343	—	11,343
Investment in ProQR Therapeutics N.V. (4)	3,198	3,198	—
Total	$1,791,086	$668,859	$1,122,227

	At December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$221,125	$221,125	$—
Corporate debt securities (2)	846,315	—	846,315
Debt securities issued by U.S. government agencies (3)	174,861	—	174,861
Debt securities issued by the U.S. Treasury (5)	358,497	358,497	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	136,309	—	136,309
Other municipal debt securities (3)	6,225	—	6,225
Investment in ProQR Therapeutics N.V. (4)	2,031	2,031	—
Total	$1,745,363	$581,653	$1,163,710

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	$10.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	Included in other current assets on our condensed consolidated balance sheet.

(5)	$17.5 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 1% Notes and 0.125% Notes had a fair value of $314.6 million and $527.3 million at March 31, 2021, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen collaboration, which is our only collaboration with substantive changes during 2021 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing eight investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through March 31, 2021, we have received $2.9 billion from our Biogen collaborations.

During the three months ended March 31, 2021 and 2020, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended March 31,
	2021	2020
SPINRAZA royalties (commercial revenue)	$60.0	$66.0
R&D revenue	18.1	21.4
Total revenue from our relationship with Biogen	$78.1	$87.4
Percentage of total revenue	70%	66%

Our condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 included deferred revenue of $447.7 million and $465.8 million, respectively, related to our relationship with Biogen.

During the first three months of 2021, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations.

In April 2021, we achieved a $10 million milestone payment from Biogen when Biogen advanced ION541, an investigational medicine targeting ataxin 2 to treat patients with ALS. We will achieve the next payment of $8 million if Biogen advances one of the medicines under our 2013 strategic neurology collaboration.

6. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0 percent convertible senior notes, or 0% Notes, to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

Following the closing of the debt transaction in April 2021, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Maturity date	April 2026
Interest rate	0 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

In conjunction with the April 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes by increasing the effective conversion price on our 0% Notes. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes. The call spread cost us $46.9 million, of which $136.7 million was for the note hedge purchase, offset by $89.8 million we received for selling the warrants. Similar to our 0% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0% Notes. The note hedges will expire upon maturity of the 0% Notes, or April 2026. The note hedges and warrants are separate transactions and are not part of the terms of our 0% Notes. The holders of the 0% Notes do not have any rights with respect to the note hedges and warrants.

0.125 Percent Convertible Senior Notes and Call Spread

At March 31, 2021, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Maturity date	December 2024
Interest rate	0.125 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6
Unamortized debt issuance costs	$8.1

In conjunction with the issuance of our 0.125% Notes in December 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants.

We recorded the amount paid for the note hedges and the amount received for the warrants in additional paid-in capital in our condensed consolidated balance sheet. See our Call Spread accounting policy in Note 2, Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

1 Percent Convertible Senior Notes

At March 31, 2021, we had the following 1% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

1% Notes
Outstanding principal balance	$309.9
Maturity date	November 2021
Interest rate	1 percent
Conversion price per share	$66.81
Total shares of common stock subject to conversion	4.6
Unamortized debt issuance costs	$0.8

In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result, in April 2021, the remaining principal outstanding for our 1% Notes was $62.0 million, resulting in 0.9 million shares of common stock subject to conversion. As a result of the repurchase, we reclassified the repurchased portion of our 1% Notes from current to non-current liabilities on our condensed consolidated balance sheet as of March 31, 2021 because we replaced this portion of our outstanding debt with long-term debt.

Other Terms of Convertible Senior Notes

The 0%, 0.125% and 1% Notes are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

7. Severance and Retention Costs

Akcea Acquisition

As a result of the Akcea Acquisition in October 2020, we began recognizing severance and retention expenses in the fourth quarter of 2020. The following table summarizes our total estimated severance and retention expenses related to the Akcea Acquisition (in millions):

Severance and Retention Expenses
Total estimated expenses	$28.5
Expenses incurred in the three months ended December 31, 2020	15.3
Expenses incurred in the three months ended March 31, 2021	5.4
Remaining estimated expenses to be recognized through October 2021	$7.8

The following table summarizes our severance and retention expenses related to the Akcea Acquisition that we recognized during the three months ended March 31, 2021 (in millions):

Three Months Ended March 31, 2021
Research, development and patent expenses	$2.5
Selling, general and administrative expenses	2.9
Total	$5.4

The following table summarizes the severance and retention reserve amounts related to the Akcea Acquisition that we included in accrued compensation for the period indicated (in millions):

Three Months Ended March 31, 2021
Beginning balance	$14.7
Amounts expensed during the period	6.1
Reserve adjustments during the period	(0.7)
Net amount expensed during the period	5.4
Amounts paid during the period	(9.0)
Ending balance	$11.1

The reserve adjustments during the period primarily related to forfeitures of severance and retention payments as a result of employee terminations before they earned the amounts.

Restructured European Operations

As a result of restructuring our European operations, or Restructured European Operations, in December 2020, we began recognizing severance and retention expenses in the fourth quarter of 2020. The following table summarizes our total severance and retention expenses related to our Restructured European Operations (in millions):

Severance and Retention Expenses
Total estimated expenses	$13.6
Expenses incurred in the three months ended December 31, 2020	12.5
Expenses incurred in the three months ended March 31, 2021	0.7
Remaining estimated expenses through October 2021	$0.4

The following table summarizes the severance and retention expenses related to our Restructured European Operations that we recognized during the three months ended March 31, 2021 (in millions):

Three Months Ended March 31, 2021
Research, development and patent expenses	$0.1
Selling, general and administrative expenses	0.6
Total	$0.7

The following table summarizes the severance and retention reserve amounts related to our Restructured European operations that we included in accrued compensation for the periods indicated (in millions):

Three Months Ended March 31, 2021
Beginning balance	$12.4
Amounts expensed during the period	2.2
Reserve adjustments during the period	(1.5)
Net amount expensed during the period	0.7
Amounts paid during the period	(11.9)
Ending balance	$1.2

The reserve adjustments during the period primarily related to tax expense adjustments.

Restructured North American TEGSEDI Operations

In April 2021, we entered into a distribution agreement with Sobi for TEGSEDI in North America. Under the terms of the distribution agreement, we will retain the marketing authorizations for TEGSEDI in the U.S. and Canada. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI global commercial strategy. Sobi will otherwise have responsibility for commercializing TEGSEDI in the U.S. and Canada and will assume these activities by August 2021.

In connection with restructuring our North American TEGSEDI operations, or Restructured North American TEGSEDI Operations, we enacted a plan to reorganize our Akcea workforce in North America to better align with the needs of our business, or the Reorganization Plan, and to focus on our wholly owned pipeline. Under the Reorganization Plan, we expect to incur restructuring charges in the range of $11 million to $14 million principally in the second quarter of 2021.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen) and our technologies and products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those related to the impact COVID-19 could have on our business, and including those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2020, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We are a leader in RNA-targeted therapy and believe our medicines are pioneering new markets, changing standards of care and transforming the lives of people with devastating diseases. Our clinical pipeline of potential first-in-class and/or best-in-class medicines address a broad range of diseases. We are primarily focused on two core franchises: neurology and cardiometabolic. Our commercial products SPINRAZA, TEGSEDI and WAYLIVRA, are approved in major markets around the world. Within our late-stage pipeline, we have six Phase 3 studies ongoing with five medicines: tofersen for SOD1-ALS, IONIS-TTR-LRx for transthyretin, or TTR, amyloidosis, IONIS-APOCIII-LRx for familial chylomicronemia syndrome, or FCS, pelacarsen for lipoprotein(a), or Lp(a), driven cardiovascular disease and ION363 for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS.

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

In April 2021, we entered into a distribution agreement with Sobi for TEGSEDI in North America. Under the terms of the distribution agreement, we retained the marketing authorizations for TEGSEDI in the U.S. and Canada. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI global commercial strategy. In connection with the agreement, we enacted the Reorganization Plan to reorganize our Akcea workforce in North America to better align with the needs of our business and to focus on our wholly owned pipeline. Under the Reorganization Plan, we expect to incur restructuring charges in the range of $11 million to $14 million principally in the second quarter of 2021.

Commercial Medicines

SPINRAZA is a global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of March 31, 2021, more than 11,000 patients were on SPINRAZA therapy in markets around the world. Through March 31, 2021, we have earned more than $1.4 billion in revenues from our SPINRAZA collaboration, including approximately $1 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis, or hATTR, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the U.S. and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Sobi. Additionally, in the second quarter of 2021, Sobi also began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, through its exclusive license agreement with us, is commercializing TEGSEDI in Brazil and is working towards access in additional Latin American countries.

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine that received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. Through our exclusive license agreement with PTC, we are working to expand access to WAYLIVRA across Latin America, beginning in Brazil. In the second quarter of 2020, PTC submitted the WAYLIVRA marketing application for approval in Brazil to the National Health Surveillance Agency (Agência Nacional de Vigilância Sanitária), or ANVISA.

Medicines in Phase 3 Studies

We advanced our pipeline of medicines that we believe will pioneer new markets and change standards of care.
Our Phase 3 medicines include:

●	Tofersen: Biogen completed enrollment in the VALOR Phase 3 study in patients with SOD1-ALS in December 2020
●	IONIS-TTR-LRx: Enrollment is ongoing in both the NEURO-TTRansform and the CARDIO-TTRansform Phase 3 studies
●	IONIS-APOCIII-LRx: Enrollment is ongoing in the BALANCE Phase 3 study in patients with FCS
●	Pelacarsen: Enrollment is ongoing in Novartis Pharma AG’s Lp(a)HORIZON Phase 3 cardiovascular outcome study
●	ION363: We recently initiated a Phase 3 study in patients with FUS-ALS, the most common cause of juvenile-onset ALS

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

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended March 31,
	2021	2020
		(as revised*)
Total revenue	$111.6	$133.4
Total operating expenses	$203.6	$194.5
Loss from operations	$(92.0)	$(61.1)
Net loss	$(89.9)	$(49.9)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Our revenue for the first quarter of 2021 was $111.6 million. Our commercial revenue in the first quarter of 2021 was consistent with the same period last year. As we complete the transition of TEGSEDI operations in North America to Sobi, our commercial revenue from product sales will shift to distribution fee revenue.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first quarter of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first quarter of 2020 than in the first quarter of 2021. We expect our R&D revenue to increase in the second half of 2021 compared to the first half.

Our operating expenses for the first quarter of 2021 were $203.6 million and increased over the same period in 2020, principally due to our investments in advancing our late-stage wholly owned pipeline. In addition, we incurred approximately $7 million in costs related to the Akcea Acquisition and Restructured European Operations, primarily comprised of severance and retention costs.

We expect our operating expenses to continue to increase during the rest of 2021 as we continue to advance our strategic priorities. Additionally, we expect to incur an additional $11 million to $14 million of restructuring costs, principally in the second quarter of 2021, related to the Restructured North American TEGSEDI Operations to better align with the immediate needs of our business and to focus on our wholly owned pipeline. We also expect to recognize the majority of the remaining severance and retention costs related to the Akcea Acquisition and Restructured European Operations transactions in the second quarter of 2021. See Note 7, Severance and Retention Costs, for additional details.

We ended the first quarter of 2021 with $1.8 billion in cash and short-term investments. In April 2021, we issued $632.5 million of 0% senior convertible notes due in April 2026 and repurchased $247.9 million of our 1% senior convertible notes. In conjunction with these transactions, we also executed a call spread to increase the effective conversion price of the 0% senior convertible notes to $76.39. After giving effect to these transactions, our pro forma cash, cash equivalents and short-term investments was $2.1 billion. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout this year and beyond, including developing and commercializing medicines within our wholly owned pipeline.

Recent Business Updates

First Quarter 2021 Marketed Products Highlights

●	SPINRAZA: a global foundation-of-care for the treatment of SMA patients of all ages
o	$521 million in worldwide sales in the first quarter
o	More than 11,000 patients worldwide were on therapy at the end of the first quarter across post-marketing, expanded access and clinical trial settings
o
Higher-dose SPINRAZA demonstrated safety and tolerability consistent with the currently approved dose in the open-label safety cohort of the DEVOTE study, enabling enrollment in the blinded, pivotal cohort to get underway

●	TEGSEDI and WAYLIVRA: important medicines approved for the treatment of patients with severe rare diseases
o	Completed the transition of European operations to Sobi and expanded the distribution agreement to include North American TEGSEDI operations

First Quarter 2021 and Recent Pipeline Events

●	Phase 3 Pipeline: growing and positioned for 12 or more products on the market in 2026
o	Advanced ION363 into a Phase 3 study in patients with FUS-ALS
o	Advanced tofersen into the Phase 3 ATLAS study in presymptomatic SOD1-ALS patients
o	Roche reported tominersen data related to the dosing halt in the Phase 3 program
●	Mid-stage Pipeline: advancing multiple medicines with potential to change the standard of care for patients with severe diseases
o	Reported positive topline IONIS-PKK-LRx results in patients with hereditary angioedema
o	Advanced ION373 into the Phase 2 portion of a pivotal study in patients with Alexander disease
o	Advanced the IONIS-AGT-LRx development program:
◾	Reported positive Phase 2 data in JACC: Basic to Translational Science
◾	Advanced into a Phase 2b study in patients with hypertension uncontrolled with three or more antihypertensive medications
◾	Advanced into a Phase 2 study in patients with chronic heart failure with reduced injection fraction
o	Advanced the ongoing Phase 2 study of ION541 in patients with ALS regardless of family history, resulting in a $10 million payment from Biogen

Business Segment

In 2021, we began operating as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment. Previously, we had operated as two operating segments, Ionis Core and Akcea Therapeutics. In October 2020, we acquired the remaining common stock of Akcea that we did not own and fully integrated Akcea’s operations into ours as of January 1, 2021.

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

In the first quarter of 2021, we determined the estimation of our income taxes was no longer a critical accounting estimate because we recorded a valuation allowance against the entirety of our net deferred tax assets in the fourth quarter of 2020. We recorded the expected impact from the valuation allowance on our tax provision for 2021.

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2021 was $111.6 million compared to $133.4 million for the same period in 2020 and was comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
Commercial revenue:
SPINRAZA royalties	$60.0	$66.0
TEGSEDI and WAYLIVRA revenue, net	19.8	15.2
Licensing and other royalty revenue	4.6	2.8
Total commercial revenue	84.4	84.0
R&D revenue:
Amortization from upfront payments	20.1	21.1
Milestone payments	5.2	23.1
Other services	1.9	5.2
Total R&D revenue	27.2	49.4
Total revenue	$111.6	$133.4

Our commercial revenue in the first quarter of 2021 was consistent with the same period last year. As we complete the transition of TEGSEDI operations in North America to Sobi, our commercial revenue from product sales will shift to distribution fee revenue.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first quarter of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first quarter of 2020 than in the first quarter of 2021. We anticipate our R&D revenue to increase in the second half of 2021 compared to the first half of 2021 as many of our partnered programs advance.

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Operating expenses, excluding non-cash compensation expense related to equity awards	$159.0	$153.7
Restructuring expenses	6.7	—
Non-cash compensation expense related to equity awards	37.9	40.8
Total operating expenses	$203.6	$194.5

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2021 increased compared to the same period in 2020. The increase was due to our investments in the Phase 3 program for IONIS-TTR-LRx and other medicines in our wholly owned pipeline. Additionally, we incurred approximately $7 million in costs related to the Akcea Acquisition and Restructured European Operations, primarily comprised of severance and retention costs. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2021 as we continue to advance our strategic priorities. Additionally, we expect to incur an additional $11 million to $14 million of restructuring costs, principally in the second quarter of 2021, related to our the Restructured North American TEGSEDI Operations to better align with the immediate needs of our business and to focus on our wholly owned pipeline. We also expect to recognize the majority of the remaining severance and retention costs related to the Akcea Acquisition and Restructured European Operations transactions in the second quarter of 2021. See Note 7, Severance and Retention Costs, for additional details.

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

Cost of Sales

Our cost of sales consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA and certain associated period costs. Prior to the regulatory approval of TEGSEDI and WAYLIVRA, we expensed as R&D expense a significant portion of the cost of producing TEGSEDI and WAYLIVRA that we are using in the commercial launches. We expect cost of sales to increase as we deplete these inventories.

Our cost of sales were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.4	$2.3
Non-cash compensation expense related to equity awards	0.2	0.2
Total cost of sales	$2.6	$2.5

Our cost of sales, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2021 were consistent with the same period in 2020.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended March 31,
	2021	2020
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$111.3	$91.4
Restructuring expenses	2.6	—
Non-cash compensation expense related to equity awards	25.9	25.6
Total research, development and patent expenses	$139.8	$117.0

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our pipeline.

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$26.6	$18.4
Non-cash compensation expense related to equity awards	6.3	6.3
Total antisense drug discovery expenses	$32.9	$24.7

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2021 compared to the same period in 2020 due to expenses we incurred related to advancing our research programs and investments we made to expand the reach of our antisense technology.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended March 31,
	2021	2020
TEGSEDI	$1.8	$4.3
WAYLIVRA	0.6	1.0
IONIS-TTR-LRx	13.3	5.9
IONIS-APOCIII-LRx	1.4	0.8
ION363	2.1	—
Other antisense development projects	20.3	21.0
Development overhead expenses	22.5	17.9
Restructuring expenses	2.3	—
Total antisense drug development, excluding non-cash compensation expense related to equity awards	64.3	50.9
Non-cash compensation expense related to equity awards	12.4	11.8
Total antisense drug development expenses	$76.7	$62.7

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to our broad Phase 3 program for IONIS-TTR-LRx, which we initiated in late 2019. Additionally, we advanced other medicines in our wholly owned pipeline, including ION363, which we recently initiated a Phase 3 study for in patients with FUS-ALS.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$11.8	$12.0
Restructuring expenses	0.3	—
Non-cash compensation expense related to equity awards	3.1	2.8
Total manufacturing and development chemistry expenses	$15.2	$14.8

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, were essentially flat for the three months ended March 31, 2021 compared to the same period in 2020.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended March 31,
	2021	2020
Personnel costs	$4.3	$3.8
Occupancy	3.2	2.4
Patent expenses	0.8	0.7
Insurance	0.8	0.6
Computer software and licenses	0.5	0.6
Other	1.3	2.0
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	10.9	10.1
Non-cash compensation expense related to equity awards	4.1	4.6
Total R&D support expenses	$15.0	$14.7

R&D support expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2021 increased slightly compared to the same period in 2020.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$45.3	$60.0
Restructuring expenses	4.1	—
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	49.4	60.0
Non-cash compensation expense related to equity awards	11.8	15.0
Total selling, general and administrative expenses	$61.2	$75.0

SG&A expenses, excluding non-cash compensation expense related to equity awards, were lower for the three months ended March 31, 2021 compared to the same period in 2020 due to operating efficiencies attained from our integration of Akcea and our updated European distribution model. These decreases were slightly offset by restructuring costs related to the Akcea Acquisition and Restructured European Operations.

Investment Income

Investment income for the three months ended March 31, 2021 was $4.6 million compared to $10.5 million for 2020. The decrease in investment income was primarily due to a decline in interest rates and a lower cash balance during the three months ended March 31, 2021 compared to the same period in 2020.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended March 31,
	2021	2020
		(as revised*)
Convertible notes:
Non-cash amortization of debt issuance costs	$0.9	$0.7
Interest expense payable in cash	0.9	0.9
Interest on mortgage for primary R&D and manufacturing facilities	0.6	0.6
Total interest expense	$2.4	$2.2

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Income Tax Expense (Benefit)

We recorded negligible income tax expense for the three months ended March 31, 2021 primarily due to our valuation allowance and our expected taxable losses for the year. We recorded an income tax benefit of $3.1 million for the same period in 2020 primarily due to our pre-tax loss for the period and a $1.7 million tax benefit related to utilization of additional net operating loss carryforwards provided by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted by the U.S. Congress in March 2020.

Net Loss

We had a net loss of $89.9 million for the three months ended March 31, 2021 compared to net loss of $49.9 million for the same period in 2020, which reflects the fluctuations discussed above.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

During the first quarter of 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties owned represented an interest in Akcea’s equity that we did not control. However, because we maintained overall control of Akcea through our voting interest, we reflected Akcea’s results of operations in our condensed consolidated financial statements. We reflected the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three months ended March 31, 2020, was a loss of $10.3 million. After our acquisition of Akcea in October 2020, we no longer recorded any adjustment related to noncontrolling interest for Akcea’s net loss.

Net Loss Attributable to Our Common Stockholders and Net Loss per Share

We had a net loss attributable to our common stockholders of $89.9 million for the three months ended March 31, 2021 compared to net loss of $39.6 million for the same period in 2020. Basic and diluted net loss per share for the three months ended March 31, 2021 were $0.64. Our basic and diluted net loss per share for the three months ended March 31, 2020 were $0.28.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through March 31, 2021, we have earned approximately $5.1 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through March 31, 2021, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2021, we have borrowed approximately $1.5 billion under long-term debt arrangements to finance a portion of our operations.

Our key liquidity metrics and capital resources, including our cash, cash equivalents and short-term investments and debt obligations did not change significantly at March 31, 2021 compared to December 31, 2020, except working capital. Our working capital increased because we reclassified a portion of our 1% Notes as a non-current liability on our condensed consolidated balance sheet in the first quarter of 2021.

In April 2021, we issued $632.5 million of 0% Notes due in April 2026 and repurchased $247.9 million of our 1% Notes. Therefore, as of March 31, 2021, we classified the repurchased portion of our 1% Notes as a non-current liability on our condensed consolidated balance sheet.

The following table summarizes our contractual obligations as of March 31, 2021. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0.125% Notes (principal and interest payable)	$551.6	$0.7	$550.9
1% Notes (principal and interest payable)*	313.0	313.0	—
Building mortgage payments	75.5	2.4	73.1
Operating leases	22.4	3.3	19.1
Other obligations (principal and interest payable)	0.9	0.1	0.8
Total	$963.4	$319.5	$643.9

*
In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result, in April 2021, the remaining principal outstanding for our 1% Notes was $62.0 million. As a result of the repurchase, we reclassified the repurchased portion of our 1% Notes from current to non-current liabilities on our condensed consolidated balance sheet as of March 31, 2021 because we replaced this portion of our outstanding debt with long-term debt.

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

Convertible Debt and Call Spread

Refer to our Convertible Debt and Call Spread accounting policies in Note 2, Significant Accounting Policies, and Note 6, Convertible Debt, in the Notes to our condensed consolidated financial statements for the significant terms of each convertible debt instrument.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2021 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2021.

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

In light of the August 31, 2020 public announcement of the Akcea Acquisition, the parties to the Delaware Action entered into a stipulation whereby the Defendants need not respond to the complaint filed on July 16, 2020, and the plaintiff will file an amended complaint. The amended complaint has not yet been filed.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our business could be materially adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government-imposed restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our offices are located, respectively, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

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

We have limited experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure to effectively manage our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our medicines. In addition, we may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. Even if we are able to engage third parties to market, sell and distribute our medicines, our product revenues and profitability may be lower if we rely on such third parties for these functions than if we were to perform them on our own. We also will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our medicines effectively. If we are not successful in commercializing our medicines, either on our own or through arrangements with one or more third parties, we may not be able to generate revenue from our medicines.

If the market does not accept our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

Even if our medicines are authorized for marketing, including SPINRAZA, TEGSEDI and WAYLIVRA, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even when the FDA or foreign regulatory authorities authorize our or our partners’ medicines for commercialization, doctors may not prescribe our medicines to treat patients. Furthermore, we and our partners may not successfully commercialize additional medicines.

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

For example, the product label for TEGSEDI in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is only available through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is patisiran, marketed by Alnylam Pharmaceuticals, Inc. Although patisiran requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA in the EU requires regular blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these medicines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help mitigate safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we or our partner plan to have greater involvement with physicians and patients, if we or our partner cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on the ability to conduct periodic blood and urine monitoring of our patients as a result of the current COVID-19 Pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

If we or our partners fail to compete effectively, our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, will not contribute significant revenues.*

Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Other companies are engaged in developing antisense technology. Our competitors may succeed in developing medicines that are:

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis and tafamidis meglumine compete with TEGSEDI;
●	Vutrisiran and acoramidis could compete with TEGSEDI and IONIS-TTR-LRx;
●	ARO-APOC3, lomitapide and gemcabene could compete with WAYLIVRA and IONIS-APOCIII-LRx; and
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen and ION363.

Specifically, SPINRAZA faces competition from onasemnogene abeparvovec, a new gene therapy product that was approved in the U.S. in May 2019 and in the EU in May 2020 for the treatment of SMA, as well as risdiplam, a new oral product for the treatment of SMA that was approved in the U.S. in August 2020. Biogen has disclosed that SPINRAZA revenue has decreased due in part to lower sales volumes as a result of increased competition and that future sales of SPINRAZA may be adversely affected by the commercialization of competing products. SPINRAZA injection for intrathecal use is an antisense medicine indicated for the treatment of SMA patients of all ages approved in over 50 countries.

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

Our medicines could be subject to regulatory limitations following approval.*

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

The FDA and foreign regulatory bodies have the authority to impose significant restrictions on an approved medicine through the product label and on advertising, promotional and distribution activities. For example:

●	in the U.S., TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis;
●	TEGSEDI requires periodic blood and urine monitoring; and
●	in the U.S., TEGSEDI is available only through a REMS program.

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

We are relying on third parties to market, sell and distribute TEGSEDI and WAYLIVRA.*

We have entered into agreements with third parties to commercialize TEGSEDI and WAYLIVRA as follows:

●	In April 2021, we entered into a distribution agreement with Sobi to commercialize TEGSEDI in the U.S. and Canada;
●	In December 2020, we entered into a distribution agreement with Sobi to commercialize TEGSEDI and WAYLIVRA in Europe; and
●	In August 2018, we granted PTC the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries.

We are relying on Sobi and PTC to effectively market, sell and distribute TEGSEDI and WAYLIVRA and have less control over sales efforts and may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. If Sobi or PTC does not successfully commercialize TEGSEDI or WAYLIVRA, including as a result of delays or disruption caused by the current COVID-19 Pandemic, we may receive limited revenue for TEGSEDI or WAYLIVRA in the U.S., Canada, Europe, Latin America or certain Caribbean countries, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, SPINRAZA, TEGSEDI and WAYLIVRA for FCS in the EU, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, before the District Court could rule on the remaining provisions of the Affordable Care Act, the U.S. Supreme Court agreed to review the case. In November 2020, the U.S. Supreme Court heard oral arguments and is expected to rule on the case in its current session, which began in October 2020. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. It is unclear how the Supreme Court ruling, or other such litigation and healthcare reform measures, will impact the Affordable Care Act and our business.

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
●
such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers who manufacture clinical and commercial supplies for our medicines, or may delay the inspection of such facilities due to restrictions related to the COVID-19 Pandemic; and

●
the approval policies or regulations of such authorities or their prior guidance to us or our partners during clinical development may significantly change in a manner rendering our clinical data insufficient for approval.

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

In the past, we have invested in clinical studies of medicines that have not met the primary clinical end points in their Phase 3 studies or have been discontinued for other reasons. For example, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363. If any of our medicines in clinical studies, including tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the studies of tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363. For example, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. There are a number of factors that could cause a clinical study to fail or be delayed, including:

●	the clinical study may produce negative or inconclusive results;
●	regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;
●	we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a medicine on subjects or lack of efficacy in the trial;
●	we, or our partners, may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;
●	enrollment in our clinical studies may be slower than we anticipate;
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

Any failure or delay in the clinical studies, including the studies of tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

In addition to receiving funding, we enter into collaborative arrangements with third parties to:

●	conduct clinical studies;
●	seek and obtain marketing authorizations; and
●	manufacture, market and sell our medicines.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, tominersen, tofersen, pelacarsen, IONIS-TTR-LRx, IONIS-APOCIII-LRx and ION363, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition and business strategy

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2021, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $0.7 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of March 31, 2021, we had cash, cash equivalents and short-term investments equal to $1.8 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

We believe our Akcea Acquisition will result in certain benefits, including a single vision and set of strategic priorities, led by one team, accelerating our next phase of growth and positioning us to more effectively deliver our medicines to patients. Under this transaction, Ionis will now retain more value from Akcea’s pipeline and commercial medicines, further strengthening our financial position and supporting continued investments in our future. The success of the transaction will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the Akcea Acquisition for a variety of reasons, including the following:

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

In January 2020, Dr. Crooke, our founder and Chief Executive Officer, transitioned from Chief Executive Officer to Executive Chairman of our Board of Directors. Following the 2021 Annual Meeting of Stockholders, Dr. Crooke will step down from the Board and will serve as a Strategic Advisor to the Company, providing strategic advice and continuing to participate in the Company’s scientific activities. Starting in January 2020, Dr. Monia, who had been our Chief Operating Officer for the last year and has been a member of our team since our founding over 30 years ago, serves as our Chief Executive Officer. If this transition is not successful, our business could suffer.

The loss of key personnel, or the inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our executive officers that would prevent them from leaving us. The loss of our management and key scientific employees might slow the achievement of important research and development goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform research and development work. We may not be able to attract and retain skilled and experienced scientific personnel on acceptable terms because of intense competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. Similarly, we are dependent on the principal members of our staff responsible for marketing, sales and distribution activities. If we are not able to recruit and retain qualified marketing and sales personnel, the sales of TEGSEDI and WAYLIVRA may be adversely affected.

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

In June 2020, California enacted Assembly Bill 85 (AB 85), which suspends NOLs and limits credit utilization to $5 million per year for the 2020, 2021 and 2022 tax years. AB 85 did not have a material impact on our 2020 tax provision, and we do not expect that it will materially impact our 2021 tax provision, but it is possible that it may in future years.

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. As a result of the Akcea Acquisition, we are subject to the Separate Return Limitation Year, or SRLY, rules. Under SRLY, our utilization of Akcea’s pre-acquisition net operating loss and tax credit carryforwards is limited to the amount of income that Akcea contributes to our consolidated taxable income. The Akcea pre-acquisition tax attributes cannot be used to offset any of the income that Ionis contributes to our consolidated taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

General Risk Factors

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2021, the market price of our common stock ranged from $64.37 to $41.42 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

In April 2021, we completed a $632.5 million offering of 0% Notes. In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 18.4 million shares of our common stock upon conversion of our 0% Notes, 0.125% Notes, and 1% Notes, up to 10.9 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0% Notes, and up to 6.6 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0.125% Notes, in each case subject to customary anti-dilution adjustments. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

In addition, pursuant to the call spread transactions we entered into in connection with the pricing of our 0% Notes and 0.125% Notes, the counterparties are likely to modify their hedge positions from time to time at or prior to the conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging, which may have a negative effect on the conversion value of those notes and an adverse impact on the trading price of our common stock. The call spread transactions are expected generally to reduce potential dilution to holders of our common stock upon any conversion of our 0% Notes or 0.125% Notes or offset any cash payments we are required to make in excess of the principal amount of the converted 0% Notes or 0.125% Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

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
In addition to our U.S. operations, we are commercializing TEGSEDI in the EU, Canada, Latin America and certain Caribbean countries, and WAYLIVRA in the EU, Latin America and certain Caribbean countries. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:
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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our medicines is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our medicines in the UK or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our medicines in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our medicines in the UK or the EU.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Bylaws, filed as an exhibit to Registrant’s Form 8-K filed with the SEC on March 29, 2021 and incorporated herein by reference.

10.1
Letter agreement dated October 21, 2020 to the License Agreement by and among Akcea Therapeutics, Inc. and Pfizer Inc. dated October 4, 2019. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.2	Board Compensation Policy.

14.1	Code of Ethics, filed as an exhibit to Registrant’s Form 8-K filed with the SEC on March 29, 2021 and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	May 5, 2021

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 5, 2021