Form 10-Q
period 2021-06-30
IONIS PHARMACEUTICALS INC
filed 2021-08-04
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of shares of voting common stock outstanding as of July 28, 2021 was 141,147,698.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$565,119	$397,664
Short-term investments	1,494,151	1,494,711
Contracts receivable	24,004	76,204
Inventories	24,099	21,965
Other current assets	131,045	140,163
Total current assets	2,238,418	2,130,707
Property, plant and equipment, net	179,316	181,077
Patents, net	29,373	27,937
Deposits and other assets	49,962	50,034
Total assets	$2,497,069	$2,389,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,658	$17,199
Accrued compensation	30,222	65,728
Accrued liabilities	75,150	90,161
Income taxes payable	1,875	1,324
1 percent convertible senior notes, net	61,876	308,809
Current portion of long-term obligations	7,972	7,301
Current portion of deferred contract revenue	102,072	108,376
Total current liabilities	293,825	598,898
Long-term deferred contract revenue	379,874	424,046
0 percent convertible senior notes, net	617,399	—
0.125 percent convertible senior notes, net	541,223	540,136
Long-term obligations, less current portion	22,055	23,409
Long-term mortgage debt	60,019	59,984
Total liabilities	1,914,395	1,646,473
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 141,021,583 and 140,365,594 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	141	140
Additional paid-in capital	1,910,379	1,895,519
Accumulated other comprehensive loss	(25,796)	(21,071)
Accumulated deficit	(1,302,050)	(1,131,306)
Total stockholders’ equity	582,674	743,282
Total liabilities and stockholders’ equity	$2,497,069	$2,389,755

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)
Revenue:
Commercial revenue:
SPINRAZA royalties	$72,168	$71,746	$132,154	$137,754
TEGSEDI and WAYLIVRA revenue, net	11,544	16,364	31,382	31,523
Licensing and other royalty revenue	2,149	1,624	6,773	4,419
Total commercial revenue	85,861	89,734	170,309	173,696
Research and development revenue under collaborative agreements	39,889	55,803	67,048	105,209
Total revenue	125,750	145,537	237,357	278,905

Expenses:
Cost of sales	2,958	3,012	5,537	5,561
Research, development and patent	139,306	122,264	279,107	239,214
Selling, general and administrative	56,455	72,015	117,653	147,009
Total operating expenses	198,719	197,291	402,297	391,784

Loss from operations	(72,969)	(51,754)	(164,940)	(112,879)

Other income (expense):
Investment income	2,734	9,243	7,364	19,459
Interest expense	(2,357)	(2,441)	(4,771)	(4,648)
Gain on investments	860	9,625	873	9,887
Loss on early retirement of debt	(8,627)	—	(8,627)	—
Other expenses	(189)	(149)	(186)	(249)

Loss before income tax (expense) benefit	(80,548)	(35,476)	(170,287)	(88,430)

Income tax (expense) benefit	(327)	(2,084)	(457)	988

Net loss	(80,875)	(37,560)	(170,744)	(87,442)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	11,924	—	22,178

Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(80,875)	$(25,636)	$(170,744)	$(65,264)

Basic and diluted net loss per share	$(0.57)	$(0.18)	$(1.21)	$(0.47)
Shares used in computing basic and diluted net loss per share	140,962	139,352	140,866	139,391

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)

Net loss	$(80,875)	$(37,560)	$(170,744)	$(87,442)
Unrealized gains (losses) on debt securities, net of tax	(1,697)	11,204	(4,703)	9,251
Currency translation adjustment	104	74	(22)	82

Comprehensive loss	(82,468)	(26,282)	(175,469)	(78,109)

Comprehensive loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	(11,441)	—	(21,695)

Comprehensive loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(82,468)	$(14,841)	$(175,469)	$(56,414)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2020 and 2021
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at March 31, 2020 (as revised*)	139,282	$139	$2,015,516	$(27,235)	$(726,672)	$1,261,748	$210,172	$1,471,920
Net loss	—	—	—	—	(25,636)	(25,636)	—	(25,636)
Change in unrealized gains, net of tax	—	—	—	11,204	—	11,204	—	11,204
Foreign currency translation	—	—	—	74	—	74	—	74
Issuance of common stock in connection with employee stock plans	214	—	8,800	—	—	8,800	—	8,800
Stock-based compensation expense	—	—	48,442	—	—	48,442	—	48,442
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(7)	—	(367)	—	—	(367)	—	(367)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(18,889)	(483)	—	(19,372)	7,448	(11,924)
Balance at June 30, 2020 (as revised*)	139,489	$139	$2,053,502	$(16,440)	$(752,308)	$1,284,893	$217,620	$1,502,513

Balance at March 31, 2021	140,924	$141	$1,925,801	$(24,203)	$(1,221,175)	$680,564	$—	$680,564
Net loss	—	—	—	—	(80,875)	(80,875)	—	(80,875)
Change in unrealized loss, net of tax	—	—	—	(1,697)	—	(1,697)	—	(1,697)
Foreign currency translation	—	—	—	104	—	104	—	104
Issuance of common stock in connection with employee stock plans	108	—	1,882	—	—	1,882	—	1,882
Issuance of warrants	—	—	89,752	—	—	89,752	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)	—	(136,620)
Stock-based compensation expense	—	—	30,022	—	—	30,022	—	30,022
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(10)	—	(458)	—	—	(458)	—	(458)
Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674	$—	$582,674

*
We revised our 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2020 and 2021
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2019 (as revised*)	140,340	$140	$1,985,650	$(25,290)	$(596,495)	$1,364,005	$213,453	$1,577,458
Net loss	—	—	—	—	(65,264)	(65,264)	—	(65,264)
Change in unrealized gains, net of tax	—	—	—	9,251	—	9,251	—	9,251
Foreign currency translation	—	—	—	82	—	82	—	82
Issuance of common stock in connection with employee stock plans	821	—	16,451	—	—	16,451	—	16,451
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	89,233	—	—	89,233	—	89,233
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(194)	—	(11,970)	—	—	(11,970)	—	(11,970)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(25,862)	(483)	—	(26,345)	4,167	(22,178)
Balance at June 30, 2020 (as revised*)	139,489	$139	$2,053,502	$(16,440)	$(752,308)	$1,284,893	$217,620	$1,502,513

Balance at December 31, 2020 (as revised*)	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282	$—	$743,282
Net loss	—	—	—	—	(170,744)	(170,744)	—	(170,744)
Change in unrealized losses, net of tax	—	—	—	(4,703)	—	(4,703)	—	(4,703)
Foreign currency translation	—	—	—	(22)	—	(22)	—	(22)
Issuance of common stock in connection with employee stock plans	917	1	9,641	—	—	9,642	—	9,642
Issuance of warrants	—	—	89,752	—	—	89,752	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)	—	(136,620)
Stock-based compensation expense	—	—	67,882	—	—	67,882	—	67,882
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(261)	—	(15,795)	—	—	(15,795)	—	(15,795)
Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674	$—	$582,674

*
We revised our 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
		(as revised*)
Operating activities:
Net loss	$(170,744)	$(87,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,951	6,360
Amortization of right-of-use operating lease assets	781	784
Amortization of patents	1,137	999
Amortization of premium on investments, net	8,824	3,842
Amortization of debt issuance costs	2,193	1,527
Stock-based compensation expense	67,882	89,233
Gain on investments	(873)	(9,887)
Loss on early retirement of debt	8,627	—
Non-cash losses related to patents	827	192
Provision for deferred income taxes	—	196
Changes in operating assets and liabilities:
Contracts receivable	52,200	35,200
Inventories	(2,134)	(3,018)
Other current and long-term assets	9,179	1,001
Income taxes payable	551	(4,571)
Accounts payable	(2,819)	(14,939)
Accrued compensation	(35,506)	(14,535)
Accrued liabilities and other current liabilities	(14,914)	2,603
Deferred contract revenue	(50,476)	(59,355)
Net cash used in operating activities	(117,314)	(51,810)

Investing activities:
Purchases of short-term investments	(740,721)	(976,284)
Proceeds from sale of short-term investments	727,859	982,173
Purchases of property, plant and equipment	(6,130)	(18,178)
Acquisition of licenses and other assets, net	(3,182)	(3,023)
Net cash used in investing activities	(22,174)	(15,312)

Financing activities:
Proceeds from equity, net	9,642	16,453
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(15,795)	(11,971)
Proceeds from issuance of 0 percent convertible senior notes	632,500	—
0 percent convertible senior notes issuance costs	(15,551)	—
Repurchase of $247.9 million principal amount of the 1 percent convertible senior notes	(256,963)	—
Proceeds from issuance of warrants	89,752	—
Purchase of note hedges	(136,620)	—
Repurchases and retirements of common stock	—	(90,548)
Net cash provided by (used in) financing activities	306,965	(86,066)

Effects of exchange rates on cash	(22)	82

Net increase (decrease) in cash and cash equivalents	167,455	(153,106)
Cash and cash equivalents at beginning of period	397,664	683,287
Cash and cash equivalents at end of period	$565,119	$530,181

Supplemental disclosures of cash flow information:
Interest paid	$2,866	$3,093

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$278	$6,461

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 on the same basis as the audited financial statements for the year ended December 31, 2020, with the exception of our retrospective adoption of Accounting Standards Update, or ASU, 2020-06, which simplifies the accounting for convertible debt instruments. See Note 2, Significant Accounting Polices, Convertible Debt, for details of our adoption of this guidance. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, which reduced our ownership of Akcea’s common stock below 100 percent. In October 2020, we acquired the shares of Akcea’s common stock we did not own. We will refer to this transaction as the Akcea Acquisition throughout the remainder of this document. We reflected changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the changes occurred.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

In April 2021, we began commercializing TEGSEDI in North America through a distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. In January 2021, we began commercializing TEGSEDI and WAYLIVRA in Europe through a distribution agreement with Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. As a result of these agreements, we earn a distribution fee on net sales from Sobi for each medicine.

Prior to the second quarter of 2021 in North America, we sold TEGSEDI through exclusive distribution agreements with third-party logistics companies, or 3PLs, that took title to TEGSEDI. The 3PLs then distributed TEGSEDI to a specialty pharmacy and a specialty distributor, which we collectively refer to as wholesalers, who then distributed TEGSEDI to health care providers and patients. In the United States, or U.S., we had a single 3PL as our sole customer and in Canada we also had a single 3PL as our sole customer. Prior to 2021 in Europe, we sold TEGSEDI and WAYLIVRA to hospitals and pharmacies, which were our customers, using 3PLs as distributors.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and/or are usually based on scientific progress which is inherently uncertain. For example, in the second quarter of 2021, we earned a $10 million milestone payment from Biogen when Biogen advanced ION541, an investigational medicine targeting ataxin-2, or ATXN2, to treat patients with ALS regardless of family history. We did not consider the milestone payment probable until Biogen achieved the milestone event because advancing ION541 was contingent on Biogen advancing a Phase 2 study and was not within our control. We recognized the milestone payment in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payment.

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

We may engage a third party, independent valuation specialist to assist us with determining a stand-alone selling price for collaborations in which we deliver a license at the start of an agreement. We estimate the stand-alone selling price of these licenses using valuation methodologies, such as the relief from royalty method. Under this method, we estimate the amount of income, net of taxes, for the license. We then discount the projected income to present value. The significant inputs we use to determine the projected income of a license could include:

●	Estimated future product sales;
●	Estimated royalties we may receive from future product sales;
●	Estimated contractual milestone payments we may receive;
●	Estimated expenses we may incur;
●	Estimated income taxes; and
●	A discount rate.

We typically estimate the selling price of R&D services by using our internal estimates of the cost to perform the specific services. The significant inputs we use to determine the selling price of our R&D services include:

●	The estimated number of internal hours we will spend performing these services;
●	The estimated cost of work we will perform;
●	The estimated cost of work that we will contract with third parties to perform; and
●	The estimated cost of API we will use.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

Under our distribution agreements with Sobi we concluded that our performance obligation is to supply finished goods inventory to Sobi. This performance obligation is a series of distinct activities that are substantially the same because we transfer title using the same criteria each time we ship inventory to Sobi. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. Additionally, Sobi does not generally have a right of return.

Prior to our distribution agreements with Sobi, we recognized TEGSEDI and WAYLIVRA commercial revenue in the period when our customer obtained control of our products, which occurred at a point in time upon transfer of title to the customer. We classified payments to customers or other parties in the distribution channel for services that were distinct and priced at fair value as selling, general and administrative, or SG&A, expenses in our condensed consolidated statements of operations. We classified payments to customers or other parties in the distribution channel that did not meet those criteria as a reduction of revenue, as discussed further below. We excluded from revenues taxes collected from customers relating to TEGSEDI and WAYLIVRA commercial revenue and remitted these amounts to governmental authorities.

Reserves for TEGSEDI and WAYLIVRA commercial revenue

Under our distribution agreements with Sobi, Sobi is responsible for any applicable reserves.

Prior to our distribution agreements with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price. We included in our transaction price estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. We estimated our reserves using the amounts we have earned or we could claim on the associated sales. We classified our reserves as a reduction of accounts receivable when we were not required to make a payment or as a current liability when we were required to make a payment. In certain cases, our estimates included a range of possible outcomes that were probability weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflected our best estimates under the terms of our respective contracts. When calculating our reserves and related TEGSEDI and WAYLIVRA commercial revenue, we only recognized amounts to the extent that we considered it probable that we would not have to reverse a significant amount of the cumulative sales we previously recognized in a future period. The actual amounts we receive may ultimately differ from our reserve estimates. If actual amounts in the future vary from our estimates, we will adjust these estimates, which would affect our net TEGSEDI and WAYLIVRA revenue in the corresponding period. See our revenue recognition policy in Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details regarding how we accounted for the reserves related to TEDSEDI and WAYLIVIRA product sales.

Research and development revenue under collaboration agreements:

Upfront payments

When we enter into a collaboration agreement and receive an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. For example, under our collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases, we received a $75 million upfront payment in the fourth quarter of 2018. We allocated the upfront payment to our single performance obligation, R&D services. We are amortizing the $75 million upfront payment using an input method over the estimated period of time we are providing R&D services.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the second quarter of 2021, we recognized a $10 million milestone payment from Biogen when Biogen advanced ION541, an investigational medicine targeting ATXN2 to treat patients with ALS regardless of family history. We recognized the milestone payment in full in the second quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment.

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

As of June 30, 2021, approximately 68.8 percent of our contracts receivables were from three significant customers. As of December 31, 2020, approximately 99.5 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended June 30, 2021 and 2020, we recognized $26.8 million and $39.6 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the six months ended June 30, 2021 and 2020, we recognized $51.4 million and $61.9 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2021, we held equity investments in two publicly held companies, ProQR Therapeutics N.V., or ProQR, and Antisense Therapeutics Limited, or ATL. We also held equity investments in seven privately held companies, Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, Seventh Sense Biosystems and Suzhou-Ribo Life Science Co, Ltd.

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

Inventory Valuation

We reflect our inventory on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our medicines because until we use these raw materials, they have alternative future uses, which we refer to as clinical raw materials. We include in inventory raw material costs for medicines that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single medicine. For example, if one of our medicines failed, we could use the raw materials for that medicine to manufacture our other medicines. We expense these costs as R&D expenses when we begin to manufacture API for a particular medicine if the medicine has not been approved for marketing by a regulatory agency. Our raw materials- commercial inventory includes API for our commercial medicines. We capitalize material, labor and overhead costs as part of our raw materials- commercial inventory.

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At June 30, 2021, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. For the six months ended June 30, 2021 and 2020, we recorded an immaterial amount of inventory write-offs.

Our inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials:
Raw materials- clinical	$11,987	$9,206
Raw materials- commercial	9,599	7,502
Total raw materials	21,586	16,708
Work in process	954	2,252
Finished goods	1,559	3,005
Total inventory	$24,099	$21,965

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

Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and six months ended June 30, 2021 by dividing our net loss by our weighted-average number of common shares outstanding during the period. For the first half of 2021, we did not have to consider Akcea results separately in our calculation because we owned 100 percent of Akcea for the entire period. Our basic net loss per share for the three and six months ended June 30, 2021 was $0.57 and $1.21, respectively.

In the second quarter of 2020, prior to the Akcea Acquisition, we calculated our basic net loss per share for the three and six months ended June 30, 2020 by calculating our net loss for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period to determine our total net loss attributable to our common stockholders. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net loss available to Ionis common stockholders for the calculation of net loss per share is different than our net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

We calculated our basic net loss per share for the three months ended June 30, 2020 as follows (in thousands, except per share amounts):

Three months ended June 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation (as revised*)
Ionis’ portion of Akcea’s net loss	77,095	$(0.49)	$(37,665)
Akcea’s net loss attributable to our ownership			$(37,665)
Ionis’ stand-alone net income			12,016
Net loss available to Ionis common stockholders			$(25,649)
Weighted average shares outstanding			139,352
Basic net loss per share			$(0.18)

We calculated our basic net loss per share for the six months ended June 30, 2020 as follows (in thousands, except per share amounts):

Six months ended June 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation (as revised*)
Ionis’ portion of Akcea’s net loss	77,095	$(0.91)	$(70,348)
Akcea’s net loss attributable to our ownership			$(70,348)
Ionis’ stand-alone net income			4,985
Net loss available to Ionis common stockholders			$(65,363)
Weighted average shares outstanding			139,391
Basic net loss per share			$(0.47)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Diluted net loss per share

For the three and six months ended June 30, 2021 and 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	1 percent convertible senior notes, or 1% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three and six months ended June 30, 2021, common stock from the following would also have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes; and
●	Note hedges related to the 0% Notes.

Additionally as of June 30, 2021, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Convertible Debt

Adoption of ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations. We adopted ASU 2020-06 on January 1, 2021 under the full retrospective approach, which required us to revise our prior period financial statements. This guidance impacted our accounting for outstanding convertible debt. At January 1, 2021, we had two outstanding convertible notes, our 0.125% Notes, which mature in December 2024, and our 1% Notes, which mature in November 2021. In April 2021, we completed a $632.5 million offering of 0% Notes primarily to repurchase a majority of our 1% Notes. We accounted for our 0% Notes under ASU 2020-06 at issuance. Refer to Note 6, Convertible Debt, for further information.

The updated guidance eliminates the cash conversion accounting model we previously followed in Accounting Standard Codification, or ASC, 470-20, which required us to separate each of our convertible debt instruments at issuance into two units of accounting, a liability component, based on our nonconvertible debt borrowing rate at issuance, and an equity component. Under ASU 2020-06, we now account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and our convertible debt instruments were not issued at a substantial premium. Since we adopted ASU 2020-06 using the full retrospective approach, we were required to apply the guidance to all convertible debt instruments we had outstanding as of January 1, 2019. We recomputed the basis of each convertible debt instrument as if we accounted for each as a single unit of accounting at issuance. This update included recalculating the amortization of debt issuance costs using an updated effective interest rate. As a result of adopting ASU 2020-06, we recorded a cumulative adjustment to decrease our additional paid in capital and our accumulated deficit at January 1, 2019. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements “as revised” to indicate the change required under the new accounting guidance. Below is a summary of the change in our balance sheet at December 31, 2020 and statement of operations from the three and six months ended June 30, 2020 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

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

The following tables summarize the adjustments we made to the condensed consolidated statement of operations we originally reported for the three and six months ended June 30, 2020 to adopt ASU 2020-06 (in thousands):

	Three Months Ended June 30, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(11,173)	$8,732	$(2,441)
Loss before income tax benefit	$(44,208)	$8,732	$(35,476)
Income tax benefit (expense)	$439	$(2,523)	$(2,084)
Net loss	$(43,769)	$6,209	$(37,560)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(31,845)	$6,209	$(25,636)
Basic and diluted net loss per share	$(0.23)	$0.05	$(0.18)

	Six Months Ended June 30, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(22,163)	$17,515	$(4,648)
Loss before income tax benefit	$(105,945)	$17,515	$(88,430)
Income tax benefit	$3,696	$(2,708)	$988
Net loss	$(102,249)	$14,807	$(87,442)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(80,071)	$14,807	$(65,264)
Basic and diluted net loss per share	$(0.58)	$0.11	$(0.47)

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

The following tables summarize the adjustments we made to our condensed consolidated statements of stockholders’ equity we originally reported at December 31, 2020 and 2019 to adopt ASU 2020-06 (in thousands):

	December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,113,646	$(218,127)	$1,895,519
Accumulated deficit	$(1,249,368)	$118,062	$(1,131,306)
Total stockholders’ equity	$843,347	$(100,065)	$743,282

	December 31, 2019
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,203,778	$(218,128)	$1,985,650
Accumulated deficit	$(707,534)	$111,039	$(596,495)
Total stockholders’ equity	$1,684,547	$(107,089)	$1,577,458

Call Spread

In conjunction with the issuance of our 0% Notes and 0.125% Notes in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480, therefore we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our condensed consolidated balance sheet. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

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

Stock-based Compensation Expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, RSUs, PRSUs and stock purchase rights under our ESPP based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP.

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

During the six months ended June 30, 2021 and 2020, we did not grant any stock options or RSUs to our Board of Directors.

For the six months ended June 30, 2021 and 2020, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	54.8%	58.9%
Expected life	4.9 years	4.7 years

ESPP:
	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.1%	1.1%
Dividend yield	0.0%	0.0%
Volatility	39.1%	47.2%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2021 was $61.41 per share.

PRSU’s:

Beginning in 2020, we added PRSU awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. Under the terms of the grants, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant; the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant; and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero percentto 150 percent of the target number depending on our relative TSR.

We determined the fair value of Dr. Monia’s PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to Dr. Monia for the six months ended June 30, 2021 was $77.17 per share.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$350	$182	$587
Research, development and patent expense	22,748	26,016	48,647	51,573
Selling, general and administrative expense	7,274	22,076	19,053	37,073
Total non-cash stock-based compensation expense	$30,022	$48,442	$67,882	$89,233

As of June 30, 2021, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $79.0 million, $86.3 million and $3.2 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.5 years, respectively.

Amendments to Equity Plans

2020 Equity Incentive Plan

In the second quarter of 2021, our Compensation Committee approved an amendment to the 2020 Plan. The amendment decreased the total number of shares of common stock authorized for issuance under the 2020 Plan from approximately 2.6 million to 1.6 million. We assumed the 2020 Plan in connection with Ionis’ acquisition of all of the outstanding shares of Akcea Therapeutics, Inc. as part of the Akcea Acquisition.

2011 Equity Incentive Plan

In the second quarter of 2021, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan, or 2011 Plan. The amendment increased the total number of shares of common stock authorized for issuance under the 2011 Plan from 23.0 million to 29.7 million and added a fungible share counting ratio whereby the share reserve will be reduced by 1.7 shares for each share of common stock issued pursuant to a full value award (i.e., RSU or PRSU) and increased by 1.7 shares for each share of common stock returning from a full value award.

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

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2021:

One year or less	60%
After one year but within two years	27%
After two years but within three and a half years	13%
Total	100%

As illustrated above, at June 30, 2021, 87 percent of our available-for-sale securities had a maturity of less than two years.

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

At June 30, 2021, we had an ownership interest of less than 20 percent in seven private companies and two public companies with which we conduct business. The privately held companies are Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, Seventh Sense Biosystems and Suzhou-Ribo Life Science Co, Ltd. The publicly traded companies are Antisense Therapeutics Ltd. and ProQR Therapeutics N.V.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
June 30, 2021	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$463,247	$1,577	$(38)	$464,786
Debt securities issued by U.S. government agencies	65,610	164	(2)	65,772
Debt securities issued by the U.S. Treasury (2)	173,305	47	(5)	173,347
Debt securities issued by states of the U.S. and political subdivisions of the states	167,235	191	(13)	167,413
Other municipal debt securities	5,083	—	(4)	5,079
Total securities with a maturity of one year or less	874,480	1,979	(62)	876,397
Corporate debt securities	390,651	2,091	(294)	392,448
Debt securities issued by U.S. government agencies	71,619	1	(127)	71,493
Debt securities issued by the U.S. Treasury	88,192	275	(72)	88,395
Debt securities issued by states of the U.S. and political subdivisions of the states	65,371	20	(52)	65,339
Other municipal debt	6,201	—	(22)	6,179
Total securities with a maturity of more than one year	622,034	2,387	(567)	623,854
Total available-for-sale securities	$1,496,514	$4,366	$(629)	$1,500,251
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(1,451)	$3,261
Total equity securities included in deposits and other assets (4)	15,062	16,707	—	31,769
Total equity securities	19,774	16,707	(1,451)	35,030
Total available-for-sale and equity securities	$1,516,288	$21,073	$(2,080)	$1,535,281

		Gross Unrealized		Estimated
December 31, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$514,182	$2,194	$(41)	$516,335
Debt securities issued by U.S. government agencies	94,234	354	(2)	94,586
Debt securities issued by the U.S. Treasury (2)	307,576	233	(9)	307,800
Debt securities issued by states of the U.S. and political subdivisions of the states	104,271	196	(12)	104,455
Other municipal debt securities	5,191	—	(7)	5,184
Total securities with a maturity of one year or less	1,025,454	2,977	(71)	1,028,360
Corporate debt securities	325,079	4,941	(40)	329,980
Debt securities issued by U.S. government agencies	80,099	185	(9)	80,275
Debt securities issued by the U.S. Treasury	50,318	383	(4)	50,697
Debt securities issued by states of the U.S. and political subdivisions of the states	31,779	91	(16)	31,854
Other municipal debt securities	1,041	—	—	1,041
Total securities with a maturity of more than one year	488,316	5,600	(69)	493,847
Total available-for-sale securities	$1,513,770	$8,577	$(140)	$1,522,207
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,681)	$2,031
Total equity securities included in deposits and other assets (4)	15,062	15,938	—	31,000
Total equity securities	19,774	15,938	(2,681)	33,031
Total available-for-sale and equity securities	$1,533,544	$24,515	$(2,821)	$1,555,238

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)	Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value.

(4)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2021 (in thousands, except for number of investments). All of these investments have less than 12 months of temporary impairment. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	136	$271,444	$(332)
Debt securities issued by U.S. government agencies	11	82,076	(129)
Debt securities issued by the U.S. Treasury	10	99,310	(77)
Debt securities issued by states of the U.S. and political subdivisions of the states	334	108,012	(65)
Other municipal debt securities	3	11,257	(26)
Total temporarily impaired securities	494	$572,099	$(629)

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

The following tables present the major security types we held at June 30, 2021 and December 31, 2020 that we regularly measure and carry at fair value. As of June 30, 2021 and December 31, 2020, we did not have any investments that we valued using Level 3 inputs. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$461,711	$461,711	$—
Corporate debt securities (2)	857,234	—	857,234
Debt securities issued by U.S. government agencies (2)	137,265	—	137,265
Debt securities issued by the U.S. Treasury (2)	261,742	261,742	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	232,752	—	232,752
Other municipal debt securities (2)	11,258	—	11,258
Investment in ProQR Therapeutics N.V. (4)	3,261	3,261	—
Total	$1,965,223	$726,714	$1,238,509

	At December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$221,125	$221,125	$—
Corporate debt securities (5)	846,315	—	846,315
Debt securities issued by U.S. government agencies (2)	174,861	—	174,861
Debt securities issued by the U.S. Treasury (6)	358,497	358,497	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	136,309	—	136,309
Other municipal debt securities (2)	6,225	—	6,225
Investment in ProQR Therapeutics N.V. (4)	2,031	2,031	—
Total	$1,745,363	$581,653	$1,163,710

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments.

(3)	$6.1 million was included in cash and cash equivalents, with the difference included in short-term investments.

(4)	Included in other current assets on our condensed consolidated balance sheet.

(5)	$10.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(6)	$17.5 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 1% Notes, 0.125% Notes and 0% Notes had a fair value of $62.4 million, $510.0 million and $618.7 million at June 30, 2021, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen and Novartis collaborations, which are our only collaborations with substantive changes during 2021 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing eight investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through June 30, 2021, we have received $3.0 billion from our Biogen collaborations.

During the three and six months ended June 30, 2021 and 2020, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SPINRAZA royalties (commercial revenue)	$72.2	$71.7	$132.2	$137.8
R&D revenue	27.8	26.0	45.9	47.4
Total revenue from our relationship with Biogen	$100.0	$97.7	$178.1	$185.2
Percentage of total revenue	80%	67%	75%	66%

Our condensed consolidated balance sheet at June 30, 2021 and December 31, 2020 included deferred revenue of $429.9 million and $465.8 million, respectively, related to our relationship with Biogen.

During the first six months of 2021, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations.

In April 2021, we earned a $10 million milestone payment from Biogen when Biogen advanced ION541, an investigational medicine targeting ATXN2 to treat patients with ALS. We recognized the milestone payment in full in the second quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $8 million if Biogen advances one of the medicines under our 2013 strategic neurology collaboration.

Research, Development and Commercialization Partner

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. In February 2019, Novartis licensed pelacarsen. Novartis is responsible for conducting and funding future development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in the fourth quarter 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen. From inception through June 30, 2021, we have received nearly $400 million from our Novartis collaboration.

In August 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We will achieve the next payment of up to $75 million if Novartis advances regulatory activities for pelacarsen.

Technology Enhancement Collaboration

Bicycle License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LIgand Conjugated Antisense, or LICA, medicines. Under the collaboration agreement we paid Bicycle $45 million, which included a license fee, an option fee, and an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricts our ability to trade our Bicycle shares for one year.

6. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At June 30, 2021, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$15.1
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheet. See our Call Spread accounting policy in Note 2, Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes and Call Spread

At June 30, 2021, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$7.6
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheet. See our Call Spread accounting policy in Note 2, Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

1 Percent Convertible Senior Notes

At June 30, 2021, we had the following 1% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

1% Notes
Outstanding principal balance	$62.0
Unamortized debt issuance costs	$0.1
Maturity date	November 2021
Interest rate	1 percent
Effective interest rate	1.4 percent
Conversion price per share	$66.81
Total shares of common stock subject to conversion	0.9

In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result of the repurchase, we recognized an $8.6 million non-cash loss on early retirement of debt, reflecting the early retirement of a significant portion of our 1% Notes. The non-cash loss on the early retirement of our debt is the difference between the amount paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

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

7. Severance and Retention Costs

Akcea Acquisition

As a result of the Akcea Acquisition in October 2020, we began recognizing severance and retention expenses in the fourth quarter of 2020. The following table summarizes our total estimated severance and retention expenses related to the Akcea Acquisition (in millions):

Severance and Retention Expenses
Total estimated expenses	$28.5
Expenses incurred from inception to June 30, 2021	25.2
Remaining estimated expenses to be recognized through October 2021	$3.3

The following table summarizes our severance and retention expenses related to the Akcea Acquisition that we recognized during the three and six months ended June 30, 2021 (in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Research, development and patent expenses	$1.3	$3.8
Selling, general and administrative expenses	3.1	6.0
Total	$4.4	$9.8

The following table summarizes the severance and retention reserve amounts related to the Akcea Acquisition that we included in accrued compensation for the period indicated (in millions):

Six Months Ended June 30, 2021
Beginning balance as of January 1, 2021	$14.7
Amounts expensed during the period	11.2
Reserve adjustments during the period	(1.4)
Net amount expensed during the period	9.8
Amounts paid during the period	(18.1)
Ending balance as of June 30, 2021	$6.4

The reserve adjustments during the period primarily related to forfeitures of severance and retention payments as a result of employee terminations before they earned the amounts.

Restructured European Operations

In December 2020, we entered into a distribution agreement with Sobi for TEGSEDI and WAYLIVRA in Europe. As a result, we restructured our European Operations, or Restructured European Operations. In the fourth quarter of 2020, we began recognizing severance and retention expenses related to our Restructured European Operations. The following table summarizes our total severance and retention expenses related to our Restructured European Operations (in millions):

Severance and Retention Expenses
Total estimated expenses	$13.6
Expenses incurred from inception to June 30, 2021	13.4
Remaining estimated expenses to be recognized through October 2021	$0.2

The following table summarizes the severance and retention expenses related to our Restructured European Operations that we recognized during the three and six months ended June 30, 2021 (in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Research, development and patent expenses	$—	$0.1
Selling, general and administrative expenses	0.4	1.0
Total	$0.4	$1.1

The following table summarizes the severance and retention reserve amounts related to our Restructured European Operations that we included in accrued compensation for the period indicated (in millions):

Six Months Ended June 30, 2021
Beginning balance as of January 1, 2021	$12.4
Amounts expensed during the period	2.4
Reserve adjustments during the period	(1.3)
Net amount expensed during the period	1.1
Amounts paid during the period	(12.9)
Ending balance as of June 30, 2021	$0.6

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

The following table summarizes the severance expenses related to our Restructured North American TEGSEDI Operations that we recognized during the three months ended June 30, 2021 (in millions):

Three Months Ended June 30, 2021
Research, development and patent expenses	$2.3
Selling, general and administrative expenses	7.1
Total	$9.4

We recognized all severance expenses related to our Restructured North American TEGSEDI Operations during the three months ended June 30, 2021.

The following table summarizes the severance reserve amounts related to our Restructured North American TEGSEDI Operations that we included in accrued compensation for the period indicated (in millions):

Three Months Ended June 30, 2021
Beginning balance as of April 1, 2021	$—
Amounts expensed during the period	9.4
Amounts paid during the period	(7.6)
Ending balance as of June 30, 2021	$1.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in RNA-targeted therapy and believe our medicines are pioneering new markets, changing standards of care and transforming the lives of people with devastating diseases. Our clinical pipeline of potential first-in-class and/or best-in-class medicines address a broad range of diseases. We are primarily focused on two core franchises: neurology and cardiometabolic. Our commercial products SPINRAZA, TEGSEDI and WAYLIVRA, are approved in major markets around the world. Within our late-stage pipeline, we have six Phase 3 studies ongoing with five medicines: tofersen for SOD1-ALS, eplontersen (IONIS-TTR-LRx) for transthyretin, or TTR, amyloidosis, IONIS-APOCIII-LRx for familial chylomicronemia syndrome, or FCS, pelacarsen for lipoprotein(a), or Lp(a), driven cardiovascular disease and ION363 for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS.

Our multiple sources of revenue and strong balance sheet provide us with substantial financial strength. Our financial strength enables us to execute on our capital allocation strategy, which is focused on internal investment in three key areas: our wholly owned pipeline, building our commercial capabilities and broadening the reach of our technology. We believe investing in these areas moves us closer to our goal of 12 or more marketed products in 2026 and will drive the greatest value for patients and shareholders.

Commercial Medicines

SPINRAZA is the global market leader for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of June 30, 2021, more than 11,000 patients were on SPINRAZA therapy in markets around the world. Through June 30, 2021, we have earned more than $1.4 billion in revenues from our SPINRAZA collaboration, including more than $1 billion in royalties on sales of SPINRAZA.

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

Under our distribution agreements with Sobi, we retained the marketing authorizations for TEGSEDI and WAYLIVRA. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI and WAYLIVRA global commercial strategy. In connection with the agreements, we restructured our European operations in the first quarter of 2021 and we restructured our North American TEGSEDI operations in the second quarter of 2021.

Medicines in Phase 3 Studies

We currently have six Phase 3 studies on track for a regular cadence of data readouts beginning this year. Our Phase 3 medicines include:

●	Tofersen: Biogen completed dosing in the VALOR Phase 3 study and opened individual compassionate use access for SOD1-ALS patients with the most rapidly progressive disease
●	Eplontersen: We achieved full enrollment in the NEURO-TTRansform Phase 3 study and enrollment is ongoing in the CARDIO-TTRansform Phase 3 study
●	Pelacarsen: In August 2021, Novartis achieved 50 percent enrollment in Novartis’ Lp(a) HORIZON Phase 3 cardiovascular outcome study
●	ION363: In April 2021, we initiated a Phase 3 study in patients with FUS-ALS, the most common cause of juvenile-onset ALS
●	IONIS-APOCIII-LRx: Enrollment is ongoing in the BALANCE Phase 3 study in patients with FCS

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

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)
Total revenue	$125.8	$145.5	$237.4	$278.9
Total operating expenses	$198.7	$197.3	$402.3	$391.8
Loss from operations	$(73.0)	$(51.8)	$(164.9)	$(112.9)
Net loss	$(80.9)	$(37.6)	$(170.7)	$(87.4)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Our commercial revenue for the first half of 2021 was essentially flat compared to the same period last year. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first half of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first half of 2020 than in the same period in 2021. We expect our R&D revenue to increase in the second half of 2021 compared to the first half as several of our partnered programs advance. Already in the third quarter of 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 study of pelacarsen.

Our operating expenses increased in the first half of 2021 over the same period last year, principally due to our investments in advancing our late-stage wholly owned pipeline. This increase was partially offset by a decrease in our SG&A expenses, primarily due to cost efficiencies we realized from integrating Akcea and restructuring our commercial operations.

We expect our operating expenses to continue to increase during the second half of 2021 as we continue to advance our strategic priorities, including our wholly owned pipeline. For example, in the third quarter of 2021, we will recognize R&D expenses related to a large portion of the license fee we paid to Bicycle. We expect our SG&A expenses to decrease further in the second half of 2021 as we continue to realize savings from integrating Akcea and restructuring our commercial operations.

We ended the second quarter of 2021, with $2.1 billion in cash and short-term investments. In April 2021, we issued $632.5 million of 0% senior convertible notes due in April 2026 and repurchased $247.9 million of our 1% senior convertible notes. In conjunction with these transactions, we also executed a call spread to increase the effective conversion price of the 0% senior convertible notes to $76.39. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout this year and beyond, including developing and commercializing medicines within our wholly owned pipeline.

Recent Business Updates

Second Quarter 2021 Marketed Products Highlights

●	SPINRAZA: The global market leader for the treatment of SMA patients of all ages
o	$500 million in worldwide sales in the second quarter
o	More than 11,000 patients worldwide on therapy at the end of the second quarter across commercial, expanded access and clinical trial settings
o	New data presented at CureSMA reinforce the potential for higher-dose SPINRAZA to improve SMA patient outcomes and further support SPINRAZA’s potential long-term benefit for SMA patients of all ages
●	TEGSEDI and WAYLIVRA: important medicines approved for the treatment of patients with severe rare diseases
o Successfully completed the transition of North American TEGSEDI operations to Sobi

Second Quarter 2021 and Recent Events

●	Phase 3 Pipeline: Six Phase 3 studies on track for a regular cadence of data readouts beginning this year
o	Completed dosing in the Phase 3 VALOR study of tofersen in patients with SOD1-ALS, with data expected by this fall
◾	Opened individual compassionate use access for SOD1-ALS patients with the most rapidly progressive disease
o	Achieved full enrollment in the Phase 3 NEURO-TTRansform study of eplontersen in patients with TTR polyneuropathy, with data expected by mid-2022
o	Achieved 50 percent enrollment in the Phase 3 Lp(a) HORIZON study of pelacarsen for patients at risk for Lp(a)-driven cardiovascular disease, resulting in a $25 million payment from Novartis
o	Advanced ION363 into a Phase 3 study in patients with FUS-ALS
●	Mid-stage Pipeline: multiple medicines with potential to change the standard of care for patients with severe diseases
o	Continued to advance the Phase 2b RE-THINc ESRD study of IONIS-FXI-LRx, with data expected in the first half of 2022
o
Reported data from the Phase 1/2 study of IONIS-MAPTRx in patients with Alzheimer’s disease, demonstrating durable, time and dose-dependent reductions in CSF tau protein; IONIS-MAPTRx was generally well tolerated

o	Advanced the ongoing Phase 2 study of ION541 in patients with ALS regardless of family history, resulting in a $10 million payment from Biogen
o	Advanced ION224 into a Phase 2b study in patients with NASH
o	Advanced ION373 into the Phase 2 portion of a pivotal study in patients with Alexander disease
●	Strategic and Business Events
o	Entered a license agreement with Bicycle for exclusive rights to Bicycle’s peptide technology to expand the capabilities of Ionis’ LICA technology
o	Announced changes to the Ionis board of directors
◾	Joseph Loscalzo, M.D., Ph.D., appointed as chairman and Allene M. Diaz as a member of the board
◾	Joseph Wender appointed as lead independent director
◾	Ionis founder and executive chairman, Stanley T. Crooke M.D., Ph.D. and Breaux B. Castleman retired from the board

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

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management reviews the development, selection and disclosure of such estimates with the audit committee of our board of directors. The following are our significant accounting estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results:

●	Assessing the propriety of revenue recognition and associated deferred revenue; and
●	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities

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

Results of Operations

Revenue

Total revenues for the three and six months ended June 30, 2021 were $125.8 million and $237.4 million, respectively, compared to $145.5 million and $278.9 million for the same periods in 2020 and were comprised of the following (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Commercial revenue:
SPINRAZA royalties	$72.2	$71.7	$132.2	$137.8
TEGSEDI and WAYLIVRA revenue, net	11.5	16.4	31.4	31.5
Licensing and other royalty revenue	2.2	1.6	6.7	4.4
Total commercial revenue	85.9	89.7	170.3	173.7
R&D revenue:
Amortization from upfront payments	20.0	27.9	40.1	49.1
Milestone payments	14.9	6.7	20.1	29.9
License fees	—	14.7	—	14.7
Other services	5.0	6.5	6.9	11.5
Total R&D revenue	39.9	55.8	67.1	105.2
Total revenue	$125.8	$145.5	$237.4	$278.9

Our commercial revenue for the first half of 2021 was essentially flat compared to the same period last year. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first half of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first half of 2020 than in the same period in 2021. In the second quarter of 2021, we earned a $10 million milestone payment from Biogen when Biogen advanced ION541, an investigational medicine targeting ATXN2 to treat patients with ALS. We anticipate our R&D revenue to increase in the second half of 2021 compared to the first half of 2021 as several of our partnered programs advance. Already in the third quarter of 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 study of pelacarsen.

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses, excluding non-cash compensation expense related to equity awards	$153.7	$149.2	$312.6	$303.0
Restructuring expenses	15.0	—	21.8	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	168.7	149.2	334.4	303.0
Non-cash compensation expense related to equity awards	30.0	48.4	67.9	89.2
Total operating expenses	$198.7	$197.6	$402.3	$392.2

Operating expenses, excluding non-cash compensation expense related to equity awards, for the first half of 2021 increased compared to the same period in 2020. The increase was principally due to our investments in advancing our late-stage wholly owned pipeline. Additionally, we incurred approximately $22 million in costs related to the Akcea Acquisition and restructuring our commercial operations, primarily comprised of severance and retention costs. These increases were partially offset by a decrease in our SG&A expenses, primarily due to cost efficiencies we realized from integrating Akcea and restructuring our commercial operations.  We expect our operating expenses to continue to increase during the second half of 2021 as we continue to advance our strategic priorities, including our wholly owned pipeline. For example, in the third quarter of 2021, we will recognize R&D expenses related to a large portion of the license fee we paid to Bicycle as discussed above. We expect our SG&A expenses to decrease further in the second half of 2021 as we continue to realize savings from integrating Akcea and restructuring our commercial operations.

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

Our cost of sales were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales, excluding non-cash compensation expense related to equity awards	$3.0	$2.7	$5.3	$5.0
Non-cash compensation expense related to equity awards	—	0.3	0.2	0.6
Total cost of sales	$3.0	$3.0	$5.5	$5.6

Our cost of sales, excluding non-cash compensation expense related to equity awards, for the first half of 2021 were consistent with the same period in 2020.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$112.9	$96.3	$224.2	$187.6
Restructuring expenses	3.7	—	6.3	—
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	116.6	96.3	230.5	187.6
Non-cash compensation expense related to equity awards	22.7	26.0	48.6	51.6
Total research, development and patent expenses	$139.3	$122.3	$279.1	$239.2

Antisense Drug Discovery

We use our proprietary antisense technology to generate information about the function of genes and to determine the value of genes as drug discovery targets. We use this information to direct our own antisense drug discovery research, and that of our partners. Antisense drug discovery is also the function that is responsible for advancing our antisense core technology. This function is also responsible for making investments in complementary technologies to expand the reach of our technology.

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our pipeline.

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$23.2	$18.7	$49.8	$37.1
Non-cash compensation expense related to equity awards	5.3	6.1	11.6	12.4
Total antisense drug discovery expenses	$28.5	$24.8	$61.4	$49.5

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased for first half of 2021 compared to the same period in 2020 due to expenses we incurred related to advancing our research programs and investments we made to enhance our antisense technology.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TEGSEDI	$1.3	$3.5	$3.1	$7.8
WAYLIVRA	0.2	2.3	0.8	3.3
Eplontersen	15.9	5.8	29.2	11.4
IONIS-APOCIII-LRx	4.1	2.2	5.5	3.0
ION363	1.6	—	3.7	—
Other antisense development projects	25.8	22.3	48.4	43.6
Development overhead expenses	20.2	17.8	40.4	35.8
Restructuring expenses	3.4	—	5.7	—
Total antisense drug development, excluding non-cash compensation expense related to equity awards	72.5	53.9	136.8	104.9
Non-cash compensation expense related to equity awards	9.8	14.0	22.2	25.8
Total antisense drug development expenses	$82.3	$67.9	$159.0	$130.7

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the first half of 2021 compared to the same period in 2020 primarily due to our broad Phase 3 program for eplontersen, which we initiated in late 2019. Additionally, we advanced other medicines in our wholly owned pipeline, including ION363, for which we initiated a Phase 3 study for in patients with FUS-ALS in the second quarter of 2021 and IONIS-APOCIII-LRx, for which we initiated a Phase 3 study for in patients with FCS in the fourth quarter of 2020. In addition, our development overhead expenses increased year-over-year to support the growth of our Phase 3 programs and other mid-stage pipeline activities.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$8.6	$13.9	$20.4	$25.8
Restructuring expenses	0.3	—	0.6	—
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	8.9	13.9	21.0	25.8
Non-cash compensation expense related to equity awards	3.1	2.8	6.2	5.7
Total manufacturing and development chemistry expenses	$12.0	$16.7	$27.2	$31.5

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased for the first half of 2021 compared to the same period in 2020. In the first half of 2020, we manufactured API for IONIS-APOCIII-LRx and eplontersen.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Personnel costs	$4.2	$3.5	$8.5	$7.3
Occupancy	3.2	2.4	6.4	4.9
Patent expenses	1.3	0.6	2.1	1.2
Insurance	0.8	0.6	1.6	1.2
Computer software and licenses	0.6	0.8	1.1	1.4
Other	1.9	1.8	3.2	3.8
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	12.0	9.7	22.9	19.8
Non-cash compensation expense related to equity awards	4.5	3.1	8.6	7.7
Total R&D support expenses	$16.5	$12.8	$31.5	$27.5

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased for the first half of 2021 compared to the same period in 2020.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$37.8	$50.2	$83.1	$110.3
Restructuring expenses	11.4	—	15.5	—
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	49.2	50.2	98.6	110.3
Non-cash compensation expense related to equity awards	7.3	22.1	19.1	37.1
Total selling, general and administrative expenses	$56.5	$72.3	$117.7	$147.4

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased for the first half of 2021 compared to the same period in 2020 due to operating efficiencies achieved from the Akcea integration and restructuring our commercial operations.

Investment Income

Investment income for the three and six months ended June 30, 2021 was $2.7 million and $7.4 million, respectively, compared to $9.2 million and $19.5 million for the same periods in 2020. The decrease in investment income was primarily due to a decline in interest rates during the three and six months ended June 30, 2021 compared to the same periods in 2020.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible notes:		(as revised*)		(as revised*)
Non-cash amortization of the debt discount and debt issuance costs	$1.4	$0.9	$2.2	$1.5
Interest expense payable in cash	0.4	0.9	1.4	1.9
Interest on mortgages for primary R&D and manufacturing facilities	0.6	0.6	1.2	1.2
Other	—	—	—	—
Total interest expense	$2.4	$2.4	$4.8	$4.6

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Gain on Investments

We recorded a gain on investments of $0.9 million for the six months ended June 30, 2021 compared to $9.9 million for the same period in 2020. During the second quarter of 2020, we revalued our investments in two privately-held companies, Dynacure and Suzhou-Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Suzhou-Ribo in our condensed consolidated statement of operations during the second quarter of 2020.

Early Retirement of Debt

As a result of the debt offering and debt repurchase completed in April 2021, we recorded an $8.6 million non-cash loss on early retirement of debt, reflecting the early retirement of a significant portion of our 1% Notes. The non-cash loss on the early retirement of our debt is the difference between the amount we paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

Income Tax Expense (Benefit)

We recorded negligible income tax expense for the three and six months ended June 30, 2021 primarily due to our valuation allowance and our expected pre-tax loss for the year. We recorded income tax expense of $2.1 million and an income tax benefit of $1.0 million for the three and six months ended June 30, 2020, respectively. We recorded an income tax benefit in the first half of 2020 primarily due to a $1.7 million tax benefit related to utilization of additional net operating loss carryforwards provided by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted by the U.S. Congress in March 2020.

Net Loss

We had a net loss of $80.9 million and $170.7 million for the three and six months ended June 30, 2021, respectively, compared to $37.6 million and $87.4 million for the same periods in 2020. Our net loss increased for the six months ended June 30, 2021, compared to the same period in 2020 primarily due to decreased revenue and increased expenses year-over-year, as discussed above in the revenue and expenses sections, respectively.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

During the first half of 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties owned represented an interest in Akcea’s equity that we did not control. However, because we maintained overall control of Akcea through our voting interest, we reflected Akcea’s results of operations in our condensed consolidated financial statements. We reflected the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and six months ended June 30, 2020, was a loss of $11.9 million and $22.2 million, respectively. After our acquisition of Akcea in October 2020, we no longer recorded any adjustment related to noncontrolling interest for Akcea’s net loss.

Net Loss Attributable to Our Common Stockholders and Net Loss per Share

We had a net loss attributable to our common stockholders of $80.9 million and $170.7 million for the three and six months ended June 30, 2021, respectively. We had a net loss attributable to our common stockholders of $25.6 million and $65.3 million for the same periods in 2020.  Basic and diluted net loss per share for the three and six months ended June 30, 2021 were $0.57 and $1.21, respectively, compared to $0.18 and $0.47 for the same periods in 2020.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through June 30, 2021, we have earned approximately $5.3 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through June 30, 2021, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2021, we have borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, debt obligations and working capital increased from December 31, 2020 to June 30, 2021, primarily as a result of issuing $632.5 million of 0% Notes (due in April 2026) and repurchasing $247.9 million of our 1% Notes in April 2021.

The following table summarizes our contractual obligations as of June 30, 2021. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	$551.2	$0.7	$550.5
1% Notes (principal and interest payable)	$62.3	$62.3	$—
Building mortgage payments	$74.9	$2.4	$72.5
Operating leases	$21.6	$3.4	$18.2
Other obligations (principal and interest payable)	$1.0	$0.1	$0.9
Total	$1,343.5	$68.9	$1,274.6

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2021 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2021.

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

On July 16, 2020, a purported stockholder of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Stanley T. Crooke, et al., C.A. No. 2020-0587, or the “Delaware Action.” The plaintiff in the Delaware Action asserts claims against (i) current and former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants”. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Akcea’s stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Akcea entered into regarding TEGSEDI and eplontersen. The plaintiff also asserts an unjust enrichment claim against Ionis. The plaintiff’s claims are similar to those asserted in a prior action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, which was dismissed with prejudice to the named plaintiff only on April 8, 2020. We believe that the claims asserted in the Delaware Action are without merit and anticipate filing a motion to dismiss the claims.

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

In response to these public health directives and orders, in March 2020, we implemented work-from-home policies for most of our employees globally and generally suspended business-related travel.  In the U.S., as vaccinations have become more widely available, states have lifted restrictions implemented as part of the pandemic response and reopened their economies. In June 2021, the Governor of California terminated the vast majority of executive actions that were put in place beginning in March 2020, leaving only a subset of provisions that facilitate the ongoing recovery. In May 2021, the Commonwealth of Massachusetts also lifted most of its pandemic restrictions. We have modified our policies for our employees in California, Massachusetts, and internationally to align with current local guidance.  We believe the effects of these work-from-home and travel policies have had a limited impact on our business.

These public health directives and orders have impacted our and our partners’ sales efforts. For example, some physician and hospital policies that have been put in place as a result of the COVID-19 Pandemic restrict in-person access by third parties, which has in some cases impacted our commercialization efforts for TEGSEDI and WAYLIVRA. Additionally, Biogen has reported that as a result of the COVID-19 Pandemic, SPINRAZA sales revenues have decreased in part because SPINRAZA doses have been delayed due, directly or indirectly, to the COVID-19 Pandemic, and that future SPINRAZA sales revenues may be adversely affected by continued dosing delays. These and similar, and perhaps more severe, disruptions in our or our partner’s commercial operations could materially impact our business, operating results and financial condition in the future.

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
o
For example, in March 2020, we instituted a temporary suspension of enrollment for new subjects in our Phase 3 studies of eplontersen based on advice from our trial advisory committee; however, enrollment has resumed.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis and tafamidis meglumine compete with TEGSEDI;
●	Vutrisiran and acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide and gemcabene could compete with WAYLIVRA and IONIS-APOCIII-LRx; and
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen and ION363.

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

Certain of our medicines inhibit the production of the same protein. For example, WAYLIVRA inhibits the production of the same protein as IONIS-APOCIII-LRx and TEGSEDI inhibits the production of the same protein as eplontersen. We believe the enhancements we incorporated into IONIS-APOCIII-LRx and eplontersen can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use IONIS-APOCIII-LRx or eplontersen instead of WAYLIVRA or TEGSEDI, respectively, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, IONIS-APOCIII-LRx and WAYLIVRA use different mechanisms of action, if vupanorsen and IONIS-APOCIII- LRx can effectively lower triglyceride levels in patients, including patients with FCS, WAYLIVRA, vupanorsen and IONIS-APOCIII-LRx may compete with each other.

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

Our operations are subject to additional healthcare laws, including federal and state anti-kickback laws, false claims laws, transparency laws, such as the federal Sunshine Act, and health information privacy and security laws, which are subject to change at any time.  For example, in November 2020, the U.S. Department of Health and Human Services issued a final rule modifying the anti-kickback law safe harbors for Medicare Part D plans, pharmacies, and pharmaceutical benefit managers. Efforts to ensure that our operations comply with current applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Penalties for violations of applicable healthcare laws and regulations may include significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and additional reporting requirements and oversight if we enter into a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. In addition, violations may also result in reputational harm, diminished profits and future earnings.

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, before the District Court could rule on the remaining provisions of the Affordable Care Act, the U.S. Supreme Court agreed to review the case. In June 2021, the Supreme Court dismissed the case on the basis that the states and individuals that brought the lawsuit did not have standing to challenge the law.  It is unclear how future litigation and healthcare reform measures will impact the Affordable Care Act and our business.

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices (e.g., by placing limits on pharmaceutical price increases and tying Medicare Part B drug prices to international drug prices), increase competition (e.g., by facilitating importation of drugs from Canada and encouraging the prohibition of pay for delay and similar agreements), lower out-of-pocket drug costs for patients (e.g., by capping Medicare Part D beneficiary out-of-pocket pharmacy expenses), and increase support for and patient access to lower-cost generic and biosimilar drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for medicines may not be available or adequate in either the U.S. or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the current COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

If we cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we would need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. We rely on third-party manufacturers to supply the drug substance and drug product for TEGSEDI and drug product for WAYLIVRA. Any delays or disruption to our own or third-party commercial manufacturing capabilities, including any interruption to our supply chain as a result of the current COVID-19 Pandemic, could limit the commercial success of our medicines. In addition, as our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. For example, we have plans to expand our manufacturing infrastructure to support our wholly owned pipeline. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

Additionally, we have limited experience manufacturing pharmaceutical products of the chemical class represented by our medicines, called oligonucleotides, on a commercial scale for the systemic administration of a medicine. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our medicines, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We or our partners may not be able to manufacture our medicines at a cost or in quantities necessary to make commercially successful products.

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

Failure to receive marketing authorization for our medicines, or failure to receive additional marketing authorizations for SPINRAZA, TEGSEDI or WAYLIVRA, or delays in these authorizations, could prevent or delay commercial introduction of the medicine, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

In the past, we have invested in clinical studies of medicines that have not met the primary clinical end points in their Phase 3 studies or have been discontinued for other reasons. For example, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363. If any of our medicines in clinical studies, including tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies, including the studies of tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363. For example, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

Any failure or delay in the clinical studies, including the studies of tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, tominersen, tofersen, pelacarsen, eplontersen, IONIS-APOCIII-LRx and ION363, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition and business strategy

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2021, we had an accumulated deficit of approximately $1.3 billion and stockholders’ equity of approximately $0.6 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of June 30, 2021, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization of SPINRAZA, TEGSEDI and WAYLIVRA;
●	additional marketing approvals for WAYLIVRA and TEGSEDI;
●	the profile and launch timing of our medicines, including TEGSEDI and WAYLIVRA;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

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

We believe our Akcea Acquisition will result in certain benefits, including a single vision and set of strategic priorities, led by one team, accelerating our next phase of growth and positioning us to more effectively deliver our medicines to patients. Following this transaction, Ionis now retains more value from Akcea’s pipeline and commercial medicines, further strengthening our financial position and supporting continued investments in our future. The success of the transaction will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the Akcea Acquisition for a variety of reasons, including the following:

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

In January 2020, Dr. Crooke, our founder and Chief Executive Officer, transitioned from Chief Executive Officer to Executive Chairman of our Board of Directors. Following the 2021 Annual Meeting of Stockholders, Dr. Crooke stepped down from the Board and now serves as a Strategic Advisor to the Company, providing strategic advice and continuing to participate in the Company’s scientific activities. Starting in January 2020, Dr. Monia, who was our Chief Operating Officer and a member of our team since our founding over 30 years ago, serves as our Chief Executive Officer. If this transition is not successful, our business could suffer.

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

General Risk Factors

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2021, the market price of our common stock ranged from $64.37 to $34.43 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

In April 2021, we completed a $632.5 million offering of 0% Notes and used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million of our 1% Notes for $257.0 million. In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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
In addition to our U.S. operations, we are commercializing TEGSEDI in the EU, Canada, Latin America and certain Caribbean countries, and WAYLIVRA in the EU, Latin America and certain Caribbean countries. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations, we are subject to numerous risks associated with international business activities, including:
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1	Amended Board Compensation Policy.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	August 4, 2021

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 4, 2021