Form 10-Q
period 2021-09-30
IONIS PHARMACEUTICALS INC
filed 2021-11-03
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of voting common stock outstanding as of October 27, 2021 was 141,210,015.

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

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$632,953	$397,664
Short-term investments	1,354,146	1,494,711
Contracts receivable	9,068	76,204
Inventories	22,930	21,965
Other current assets	136,643	140,163
Total current assets	2,155,740	2,130,707
Property, plant and equipment, net	180,144	181,077
Patents, net	30,038	27,937
Deposits and other assets	48,971	50,034
Total assets	$2,414,893	$2,389,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,357	$17,199
Accrued compensation	32,320	65,728
Accrued liabilities	75,681	90,161
Income taxes payable	450	1,324
1 percent convertible senior notes, net	61,936	308,809
Current portion of long-term obligations	3,109	7,301
Current portion of deferred contract revenue	97,925	108,376
Total current liabilities	279,778	598,898
Long-term deferred contract revenue	362,887	424,046
0 percent convertible senior notes, net	618,341	—
0.125 percent convertible senior notes, net	541,768	540,136
Long-term obligations, less current portion	21,628	23,409
Long-term mortgage debt	59,955	59,984
Total liabilities	1,884,357	1,646,473
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 141,184,026 and 140,365,594 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	141	140
Additional paid-in capital	1,942,348	1,895,519
Accumulated other comprehensive loss	(27,437)	(21,071)
Accumulated deficit	(1,384,516)	(1,131,306)
Total stockholders’ equity	530,536	743,282
Total liabilities and stockholders’ equity	$2,414,893	$2,389,755

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)
Revenue:
Commercial revenue:
SPINRAZA royalties	$66,572	$74,171	$198,726	$211,925
TEGSEDI and WAYLIVRA revenue, net	15,519	19,040	46,901	50,562
Licensing and other royalty revenue	2,729	2,129	9,502	6,548
Total commercial revenue	84,820	95,340	255,129	269,035
Research and development revenue under collaborative agreements	48,273	64,739	115,321	169,948
Total revenue	133,093	160,079	370,450	438,983

Expenses:
Cost of sales	3,079	3,086	8,616	8,646
Research, development and patent	184,770	125,083	463,878	364,298
Selling, general and administrative	31,093	68,447	148,747	215,455
Total operating expenses	218,942	196,616	621,241	588,399

Loss from operations	(85,849)	(36,537)	(250,791)	(149,416)

Other income (expense):
Investment income	872	6,454	8,236	25,913
Interest expense	(2,340)	(2,428)	(7,111)	(7,076)
Gain on investments	4,013	835	4,885	10,722
Loss on early retirement of debt	—	—	(8,627)	—
Other income (expenses)	(469)	126	(656)	(122)

Loss before income tax benefit (expense)	(83,773)	(31,550)	(254,064)	(119,979)

Income tax benefit (expense)	1,307	(5,064)	854	(4,077)

Net loss	(82,466)	(36,614)	(253,210)	(124,056)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	12,147	—	34,325

Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(82,466)	$(24,467)	$(253,210)	$(89,731)

Basic and diluted net loss per share	$(0.58)	$(0.18)	$(1.80)	$(0.64)
Shares used in computing basic and diluted net loss per share	141,139	139,708	140,958	139,497

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

 See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)

Net loss	$(82,466)	$(36,614)	$(253,210)	$(124,056)
Unrealized gains (losses) on debt securities, net of tax	(1,618)	(3,448)	(6,321)	5,803
Currency translation adjustment	(23)	275	(45)	357

Comprehensive loss	(84,107)	(39,787)	(259,576)	(117,896)

Comprehensive loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	(12,188)	—	(33,883)

Comprehensive loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(84,107)	$(27,599)	$(259,576)	$(84,013)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2020 and 2021
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at June 30, 2020 (as revised*)	139,489	$139	$2,053,502	$(16,440)	$(752,308)	$1,284,893	$217,620	$1,502,513
Net loss	—	—	—	—	(24,467)	(24,467)	—	(24,467)
Change in unrealized losses, net of tax	—	—	—	(3,448)	—	(3,448)	—	(3,448)
Foreign currency translation	—	—	—	275	—	275	—	275
Issuance of common stock in connection with employee stock plans	321	1	12,997	—	—	12,998	—	12,998
Stock-based compensation expense	—	—	45,845	—	—	45,845	—	45,845
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(16)	—	(990)	—	—	(990)	—	(990)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(17,803)	41	—	(17,762)	5,615	(12,147)
Balance at September 30, 2020 (as revised*)	139,794	$140	$2,093,551	$(19,572)	$(776,775)	$1,297,344	$223,235	$1,520,579

Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674	$—	$582,674
Net loss	—	—	—	—	(82,466)	(82,466)	—	(82,466)
Change in unrealized losses, net of tax	—	—	—	(1,618)	—	(1,618)	—	(1,618)
Foreign currency translation	—	—	—	(23)	—	(23)	—	(23)
Issuance of common stock in connection with employee stock plans	176	—	1,922	—	—	1,922	—	1,922
Stock-based compensation expense	—	—	30,537	—	—	30,537	—	30,537
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(14)	—	(490)	—	—	(490)	—	(490)
Balance at September 30, 2021	141,184	$141	$1,942,348	$(27,437)	$(1,384,516)	$530,536	$—	$530,536

*
We revised our 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2020 and 2021
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2019 (as revised*)	140,340	$140	$1,985,650	$(25,290)	$(596,495)	$1,364,005	$213,453	$1,577,458
Net loss	—	—	—	—	(89,731)	(89,731)	—	(89,731)
Change in unrealized gains, net of tax	—	—	—	5,803	—	5,803	—	5,803
Foreign currency translation	—	—	—	357	—	357	—	357
Issuance of common stock in connection with employee stock plans	1,141	1	29,449	—	—	29,450	—	29,450
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,549)	(90,550)	—	(90,550)
Stock-based compensation expense	—	—	135,077	—	—	135,077	—	135,077
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(209)	—	(12,960)	—	—	(12,960)	—	(12,960)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(43,665)	(442)	—	(44,107)	9,782	(34,325)
Balance at September 30, 2020 (as revised*)	139,794	$140	$2,093,551	$(19,572)	$(776,775)	$1,297,344	$223,235	$1,520,579

Balance at December 31, 2020 (as revised*)	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282	$—	$743,282
Net loss	—	—	—	—	(253,210)	(253,210)	—	(253,210)
Change in unrealized losses, net of tax	—	—	—	(6,321)	—	(6,321)	—	(6,321)
Foreign currency translation	—	—	—	(45)	—	(45)	—	(45)
Issuance of common stock in connection with employee stock plans	1,094	1	11,563	—	—	11,564	—	11,564
Issuance of warrants	—	—	89,752	—	—	89,752	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)	—	(136,620)
Stock-based compensation expense	—	—	98,419	—	—	98,419	—	98,419
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(276)	—	(16,285)	—	—	(16,285)	—	(16,285)
Balance at September 30, 2021	141,184	$141	$1,942,348	$(27,437)	$(1,384,516)	$530,536	$—	$530,536

*
We revised our 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
		(as revised*)
Operating activities:
Net loss	$(253,210)	$(124,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,665	9,713
Amortization of right-of-use operating lease assets	1,171	1,356
Amortization of patents	1,740	1,526
Amortization of premium on investments, net	13,515	7,812
Amortization of debt issuance costs	3,586	2,388
Stock-based compensation expense	98,419	135,077
Gain on investments	(933)	(10,722)
Loss on early retirement of debt	8,627	—
Non-cash losses related to patents	1,150	616
Provision for deferred income taxes	—	1,649
Changes in operating assets and liabilities:
Contracts receivable	67,136	24,057
Inventories	(965)	(1,468)
Other current and long-term assets	10,358	(5,647)
Income taxes (payable) receivable	134	(23,674)
Accounts payable	(10,737)	(10,970)
Accrued compensation	(33,408)	(8,967)
Accrued liabilities and other current liabilities	(19,526)	13,195
Deferred contract revenue	(71,610)	(73,970)
Net cash used in operating activities	(172,888)	(62,085)

Investing activities:
Purchases of short-term investments	(930,963)	(1,376,631)
Proceeds from sale of short-term investments	1,051,857	1,497,433
Purchases of property, plant and equipment	(9,453)	(29,971)
Acquisition of patents, net	(4,459)	(4,203)
Purchase of Bicycle Therapeutics plc common stock	(7,185)	—
Net cash provided by investing activities	99,797	86,628

Financing activities:
Proceeds from equity, net	11,564	29,450
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(16,285)	(12,960)
Proceeds from issuance of 0 percent convertible senior notes	632,500	—
0 percent convertible senior notes issuance costs	(15,525)	—
Repurchase of $247.9 million principal amount of 1 percent convertible senior notes	(256,963)	—
Proceeds from issuance of warrants	89,752	—
Purchase of note hedges	(136,620)	—
Repurchases and retirements of common stock	—	(90,548)
Payments of transaction costs for Akcea merger	—	(1,071)
Net cash provided by (used in) financing activities	308,423	(75,129)

Effects of exchange rates on cash	(43)	358

Net increase (decrease) in cash and cash equivalents	235,289	(50,228)
Cash and cash equivalents at beginning of period	397,664	683,287
Cash and cash equivalents at end of period	$632,953	$633,059

Supplemental disclosures of cash flow information:
Interest paid	$3,527	$3,700
Income taxes paid	$3	$23,532

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,811	$6,576
Amounts accrued for Akcea merger transaction costs	$—	$8,103

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 on the same basis as the audited financial statements for the year ended December 31, 2020, with the exception of our retrospective adoption of Accounting Standards Update, or ASU, 2020-06, which simplifies the accounting for convertible debt instruments. See Note 2, Significant Accounting Polices, Convertible Debt, for details of our adoption of this guidance. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”). We formed Akcea in December 2014. In July 2017, Akcea completed an initial public offering, or IPO, which reduced our ownership of Akcea’s common stock below 100 percent. In October 2020, we completed a merger transaction with Akcea such that following the completion of the merger, Akcea became our wholly owned subsidiary. We will refer to this transaction as the Akcea Merger throughout the remainder of this document. We reflected changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the changes occurred.

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

Under our collaboration agreement with PTC Therapeutics International Limited, or PTC, PTC is responsible for commercializing TEGSEDI and WAYLIVRA in Latin America and Caribbean countries. In the third quarter of 2021, we earned a $4 million milestone payment from PTC when WAYLIVRA was approved in Brazil, which we included in TEGSEDI and WAYLIVRA revenue in our condensed consolidated statement of operations.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and/or are usually based on scientific progress which is inherently uncertain. For example, in the third quarter of 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We did not consider the milestone payment probable until Novartis achieved the milestone event because it was contingent on Novartis’ enrollment of patients and was not within our control. We recognized the milestone payment in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payment.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

Under our distribution agreements with Sobi we concluded that our performance obligation is to provide services to Sobi over the term of the agreement, which includes supplying finished goods inventory to Sobi and because we retained the marketing authorization for TEGSEDI and WAYLIVRA we are responsible for leading the global commercial strategy for each medicine. We view this performance obligation as a series of distinct activities that are substantially the same. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. Under our agreements with Sobi, Sobi does not generally have a right of return.

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

Prior to our distribution agreements with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price. We included in our transaction price estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. We estimated our reserves using the amounts we have earned or we could claim on the associated sales. We classified our reserves as a reduction of accounts receivable when we were not required to make a payment or as a current liability when we were required to make a payment. In certain cases, our estimates included a range of possible outcomes that were probability weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflected our best estimates under the terms of our respective contracts. When calculating our reserves and related TEGSEDI and WAYLIVRA commercial revenue, we only recognized amounts to the extent that we considered it probable that we would not have to reverse a significant amount of the cumulative sales we previously recognized in a future period. Under our agreements with Sobi, we transferred all reserves to Sobi. See our revenue recognition policy in Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details regarding how we accounted for the reserves related to TEDSEDI and WAYLIVIRA product sales prior to our agreements with Sobi.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the third quarter of 2021, we recognized a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We recognized the milestone payment in full in the third quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of fesomersen (IONIS-FXI-LRx), which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and fesomersen. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of fesomersen, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Bayer collaboration.

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

As of September 30, 2021, approximately 58.3 percent of our contracts receivables were from three significant customers. As of December 31, 2020, approximately 99.5 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended September 30, 2021 and 2020, we recognized $21.1 million and $22.5 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the nine months ended September 30, 2021 and 2020, we recognized $71.9 million and $84.1 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2021, we held equity investments in three publicly held companies, Antisense Therapeutics Limited, or ATL, Bicycle Therapeutics plc, or Bicycle, and ProQR Therapeutics N.V., or ProQR. We also held equity investments in seven privately held companies, Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. (formerly Seventh Sense Biosystems) and Suzhou-Ribo Life Science Co, Ltd.

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

We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At September 30, 2021, our physical inventory for TEGSEDI and WAYLIVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed the costs as R&D expenses.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. For the nine months ended September 30, 2021 and 2020, we recorded an immaterial amount of inventory write-offs.

Our inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials:
Raw materials- clinical	$11,993	$9,206
Raw materials- commercial	4,147	7,502
Total raw materials	16,140	16,708
Work in process	6,183	2,252
Finished goods	607	3,005
Total inventory	$22,930	$21,965

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

In September 2021, we entered into an operating lease agreement for office space located in Boston, Massachusetts. We determined that the lease commencement date is the date in which the space is ready for our occupancy, which we expect will be in the fourth quarter of 2021. We are leasing this space under a non-cancelable operating lease with an initial term ending 91 months following the lease commencement date and an option to extend the lease for an additional five-year term. Under the lease agreement, we will receive a seven-month free rent period, which will commence on the lease commencement date. Our lease payments over the initial term total $6.8 million. We will recognize a right-of-use lease asset and lease liability in the fourth quarter of 2021 upon the lease commencement date. Since we did not have the right to occupy the premises as of September 30, 2021, there was no accounting impact in the third quarter.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2021 by dividing our net loss by our weighted-average number of common shares outstanding during the period. For the first nine months of 2021, we did not have to consider Akcea results separately in our calculation because we owned 100 percent of Akcea for the entire period. Our basic net loss per share for the three and nine months ended September 30, 2021 was $0.58 and $1.80, respectively.

In the third quarter of 2020, prior to the Akcea Merger, we calculated our basic net loss per share for the three and nine months ended September 30, 2020 by calculating our net loss for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period to determine our total net loss attributable to our common stockholders. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net loss available to Ionis common stockholders for the calculation of net loss per share is different than our net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders in the condensed consolidated statements of operations.

We calculated our basic net loss per share for the three months ended September 30, 2020 as follows (in thousands, except per share amounts):

Three months ended September 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation (as revised*)
Ionis’ portion of Akcea’s net loss	77,095	$(0.49)	$(37,822)
Akcea’s net loss attributable to our ownership			$(37,822)
Ionis’ stand-alone net income			13,251
Net loss available to Ionis common stockholders			$(24,571)
Weighted average shares outstanding			139,708
Basic net loss per share			$(0.18)

We calculated our basic net loss per share for the nine months ended September 30, 2020 as follows (in thousands, except per share amounts):

Nine months ended September 30, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation (as revised*)
Ionis’ portion of Akcea’s net loss	77,095	$(1.40)	$(108,176)
Akcea’s net loss attributable to our ownership			$(108,176)
Ionis’ stand-alone net income			18,235
Net loss available to Ionis common stockholders			$(89,941)
Weighted average shares outstanding			139,497
Basic net loss per share			$(0.64)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Diluted net loss per share

For the three and nine months ended September 30, 2021 and 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	1 percent convertible senior notes, or 1% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three and nine months ended September 30, 2021, common stock from the following would also have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes; and
●	Note hedges related to the 0% Notes.

Additionally as of September 30, 2021, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

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

The updated guidance eliminates the cash conversion accounting model we previously followed in Accounting Standard Codification, or ASC, 470-20, which required us to separate each of our convertible debt instruments at issuance into two units of accounting, a liability component, based on our nonconvertible debt borrowing rate at issuance, and an equity component. Under ASU 2020-06, we now account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and our convertible debt instruments were not issued at a substantial premium. Since we adopted ASU 2020-06 using the full retrospective approach, we were required to apply the guidance to all convertible debt instruments we had outstanding as of January 1, 2019. We recomputed the basis of each convertible debt instrument as if we accounted for each as a single unit of accounting at issuance. This update included recalculating the amortization of debt issuance costs using an updated effective interest rate. As a result of adopting ASU 2020-06, we recorded a cumulative adjustment to decrease our additional paid in capital and our accumulated deficit at January 1, 2019. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements “as revised” to indicate the change required under the new accounting guidance. Below is a summary of the change in our balance sheet at December 31, 2020 and statement of operations from the three and nine months ended September 30, 2020 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

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

The following tables summarize the adjustments we made to the condensed consolidated statement of operations we originally reported for the three and nine months ended September 30, 2020 to adopt ASU 2020-06 (in thousands):

	Three Months Ended September 30, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(11,321)	$8,893	$(2,428)
Loss before income tax expense	$(40,443)	$8,893	$(31,550)
Income tax expense	$(2,648)	$(2,416)	$(5,064)
Net loss	$(43,091)	$6,477	$(36,614)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(30,944)	$6,477	$(24,467)
Basic and diluted net loss per share	$(0.22)	$0.04	$(0.18)

	Nine Months Ended September 30, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(33,484)	$26,408	$(7,076)
Loss before income tax benefit (expense)	$(146,387)	$26,408	$(119,979)
Income tax benefit (expense)	$1,047	$(5,124)	$(4,077)
Net loss	$(145,340)	$21,284	$(124,056)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(111,015)	$21,284	$(89,731)
Basic and diluted net loss per share	$(0.80)	$0.16	$(0.64)

Under ASU 2020-06, our revised interest expense is lower because we are no longer recording non-cash interest expense related to a debt discount. This decrease was partially offset by the increase in interest expense related to the amortization of debt issuance costs because we no longer allocate a portion of our debt issuance costs to stockholders’ equity at issuance. Instead, the entire debt issuance costs were recorded as a contra-liability on our condensed consolidated balance sheet at issuance and we are amortizing them over the contractual term using an updated effective interest rate. Our updated effective interest rates for our 1% Notes and 0.125% Notes were 1.4 percent and 0.5 percent, respectively.

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

Segment Information

In 2021, we began operating as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment. Previously, we had operated as two operating segments, Ionis Core and Akcea Therapeutics. We completed the Akcea Merger in October 2020 and fully integrated Akcea’s operations into ours as of January 1, 2021.

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

For the nine months ended September 30, 2021 and 2020, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.5%	1.5%
Dividend yield	0.0%	0.0%
Volatility	54.3%	58.8%
Expected life	4.9 years	4.7 years

Ionis Board of Director Stock Options:
	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	1.2%	0.5%
Dividend yield	0.0%	0.0%
Volatility	55.9%	57.6%
Expected life	7.3 years	6.7 years

ESPP:
	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.1%	0.8%
Dividend yield	0.0%	0.0%
Volatility	42.4%	47.9%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees and our board of directors for the nine months ended September 30, 2021 was $59.15 and $39.42 per share, respectively.

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

We determined the fair value of Dr. Monia’s PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to Dr. Monia for the nine months ended September 30, 2021 was $77.17 per share.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$111	$315	$293	$902
Research, development and patent expense	23,332	25,359	71,979	76,931
Selling, general and administrative expense	7,094	20,171	26,147	57,244
Total non-cash stock-based compensation expense	$30,537	$45,845	$98,419	$135,077

As of September 30, 2021, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $65.3 million, $72.2 million and $2.5 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.2 years, 1.4 years and 1.2 years, respectively.

Amendments to Equity Plans

2020 Equity Incentive Plan

In the second quarter of 2021, our Compensation Committee approved an amendment to the 2020 Plan. The amendment decreased the total number of shares of common stock authorized for issuance under the 2020 Plan from approximately 2.6 million to 1.6 million. We assumed the 2020 Plan in connection with Ionis’ reacquisition of all of the outstanding shares of Akcea Therapeutics, Inc. as part of the Akcea Merger.

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

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2021:

One year or less	58%
After one year but within two years	26%
After two years but within three and a half years	16%
Total	100%

As illustrated above, at September 30, 2021, 84 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2021, we had an ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business. The privately held companies are Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. and Suzhou-Ribo Life Science Co, Ltd. The publicly traded companies are Antisense Therapeutics Ltd., Bicycle and ProQR.

The following is a summary of our investments (in thousands):

		Gross Unrealized		Estimated
September 30, 2021	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$447,173	$1,338	$(50)	$448,461
Debt securities issued by U.S. government agencies	83,630	96	(7)	83,719
Debt securities issued by the U.S. Treasury (2)	89,267	10	(2)	89,275
Debt securities issued by states of the U.S. and political subdivisions of the states	141,161	103	(30)	141,234
Other municipal debt securities	5,028	—	(2)	5,026
Total securities with a maturity of one year or less	766,259	1,547	(91)	767,715
Corporate debt securities	366,907	1,181	(475)	367,613
Debt securities issued by U.S. government agencies	73,028	1	(120)	72,909
Debt securities issued by the U.S. Treasury	98,499	245	(88)	98,656
Debt securities issued by states of the U.S. and political subdivisions of the states	41,167	8	(65)	41,110
Other municipal debt	6,169	—	(26)	6,143
Total securities with a maturity of more than one year	585,770	1,435	(774)	586,431
Total available-for-sale securities	$1,352,029	$2,982	$(865)	$1,354,146
Equity securities:
Total equity securities included in other current assets (3)	$11,897	$1,935	$(663)	$13,169
Total equity securities included in deposits and other assets (4)	15,615	16,707	—	32,322
Total equity securities	27,512	18,642	(663)	45,491
Total available-for-sale and equity securities	$1,379,541	$21,624	$(1,528)	$1,399,637

		Gross Unrealized		Estimated
December 31, 2020	Cost (1)	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (2)	$514,182	$2,194	$(41)	$516,335
Debt securities issued by U.S. government agencies	94,234	354	(2)	94,586
Debt securities issued by the U.S. Treasury (2)	307,576	233	(9)	307,800
Debt securities issued by states of the U.S. and political subdivisions of the states	104,271	196	(12)	104,455
Other municipal debt securities	5,191	—	(7)	5,184
Total securities with a maturity of one year or less	1,025,454	2,977	(71)	1,028,360
Corporate debt securities	325,079	4,941	(40)	329,980
Debt securities issued by U.S. government agencies	80,099	185	(9)	80,275
Debt securities issued by the U.S. Treasury	50,318	383	(4)	50,697
Debt securities issued by states of the U.S. and political subdivisions of the states	31,779	91	(16)	31,854
Other municipal debt securities	1,041	—	—	1,041
Total securities with a maturity of more than one year	488,316	5,600	(69)	493,847
Total available-for-sale securities	$1,513,770	$8,577	$(140)	$1,522,207
Equity securities:
Total equity securities included in other current assets (3)	$4,712	$—	$(2,681)	$2,031
Total equity securities included in deposits and other assets (4)	15,062	15,938	—	31,000
Total equity securities	19,774	15,938	(2,681)	33,031
Total available-for-sale and equity securities	$1,533,544	$24,515	$(2,821)	$1,555,238

(1)	We hold our available-for-sale securities at amortized cost.

(2)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(3)
Our equity securities included in other current assets consisted of our investments in two publicly traded companies, ProQR and Bicycle, which we classify as Level 1 and Level 3 investments, respectively. We recognize publicly traded equity securities at fair value. In the nine months ended September 30, 2021, we recognized a $1.9 million unrealized gain and a $0.7 million unrealized loss on our condensed consolidated statement of operations related to our investments in Bicycle and ProQR, respectively. In the nine months ended September 30, 2020, our equity securities included in other current assets only consisted of ProQR.

(4)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2021 (in thousands, except for number of investments). All of these investments have less than 12 months of temporary impairment. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	158	$334,828	$(525)
Debt securities issued by U.S. government agencies	13	103,460	(127)
Debt securities issued by the U.S. Treasury	10	75,009	(90)
Debt securities issued by states of the U.S. and political subdivisions of the states	432	123,489	(95)
Other municipal debt securities	3	11,168	(28)
Total temporarily impaired securities	616	$647,954	$(865)

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

The following tables present the major security types we held at September 30, 2021 and December 31, 2020 that we regularly measure and carry at fair value. As of September 30, 2021, our Bicycle investment was subject to trading restrictions that extend to the third quarter of 2022; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. As of December 31, 2020, we did not have any investments that we valued using Level 3 inputs. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$545,339	$545,339	$—	$—
Corporate debt securities (2)	816,074	—	816,074	—
Debt securities issued by U.S. government agencies (2)	156,628	—	156,628	—
Debt securities issued by the U.S. Treasury (2)	187,931	187,931	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states	182,344	—	182,344	—
Other municipal debt securities (2)	11,169	—	11,169	—
Investment in Bicycle Therapeutics plc (3)	9,120	—	—	9,120
Investment in ProQR Therapeutics N.V. (3)	4,049	4,049	—	—
Total	$1,912,654	$737,319	$1,166,215	$9,120

	At December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$221,125	$221,125	$—
Corporate debt securities (4)	846,315	—	846,315
Debt securities issued by U.S. government agencies (2)	174,861	—	174,861
Debt securities issued by the U.S. Treasury (5)	358,497	358,497	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	136,309	—	136,309
Other municipal debt securities (2)	6,225	—	6,225
Investment in ProQR Therapeutics N.V. (3)	2,031	2,031	—
Total	$1,745,363	$581,653	$1,163,710

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments.

(3)	Included in other current assets on our condensed consolidated balance sheet.

(4)	$10.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	$17.5 million included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 1% Notes, 0.125% Notes and 0% Notes had a fair value of $61.9 million, $504.3 million and $581.4 million at September 30, 2021, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen and Novartis collaborations, which are our only collaborations with substantive changes during 2021 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing eight investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through September 30, 2021, we have received more than $3.0 billion from our Biogen collaborations.

During the three and nine months ended September 30, 2021 and 2020, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SPINRAZA royalties (commercial revenue)	$66.6	$74.2	$198.7	$211.9
R&D revenue	17.4	51.2	63.4	98.6
Total revenue from our relationship with Biogen	$84.0	$125.4	$262.1	$310.5
Percentage of total revenue	63%	78%	71%	71%

Our condensed consolidated balance sheet at September 30, 2021 and December 31, 2020 included deferred revenue of $412.5 million and $465.8 million, respectively, related to our relationship with Biogen.

During the first nine months of 2021, we did not have any changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations.

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

Research, Development and Commercialization Partner

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. In February 2019, Novartis licensed pelacarsen. Novartis is responsible for conducting and funding future development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in the fourth quarter 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen. From inception through September 30, 2021, we have received $425 million from our Novartis collaboration.

In August 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We recognized the milestone payment in full in the third quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of up to $75 million if Novartis advances regulatory activities for pelacarsen.

Technology Enhancement Collaboration

Bicycle License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LIgand Conjugated Antisense, or LICA, medicines. In July 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricts our ability to trade our Bicycle shares for one year. In the third quarter of 2021, we recorded a $7.2 million equity investment for the shares we received in Bicycle. We recognized the remaining $34.8 million as R&D expense in the third quarter of 2021. From inception through September 30, 2021, we have paid $45 million under our collaboration agreement with Bicycle.

6. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At September 30, 2021, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$14.2
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

0.125 Percent Convertible Senior Notes and Call Spread

At September 30, 2021, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$7.1
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

1 Percent Convertible Senior Notes

At September 30, 2021, we had the following 1% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

1% Notes
Outstanding principal balance	$62.0
Unamortized debt issuance costs	$0.03
Maturity date	November 2021
Interest rate	1 percent
Effective interest rate	1.4 percent
Conversion price per share	$66.81
Total shares of common stock subject to conversion	0.9

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

7. Severance and Retention Costs

Akcea Merger

As a result of the Akcea Merger in October 2020, we began recognizing severance and retention expenses in the fourth quarter of 2020. The following table summarizes our total estimated severance and retention expenses related to the Akcea Merger (in millions):

Severance and Retention Expenses
Total estimated expenses	$27.2
Expenses incurred from inception to September 30, 2021	27.0
Remaining estimated expenses to be recognized through October 2021	$0.2

The following table summarizes our severance and retention expenses related to the Akcea Merger that we recognized during the three and nine months ended September 30, 2021 (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Research, development and patent expenses	$1.3	$5.1
Selling, general and administrative expenses	0.6	6.6
Total	$1.9	$11.7

The following table summarizes the severance and retention reserve amounts related to the Akcea Merger that we included in accrued compensation for the period indicated (in millions):

Nine Months Ended September 30, 2021
Beginning balance as of January 1, 2021	$14.7
Amounts expensed during the period	13.5
Reserve adjustments during the period	(1.8)
Net amount expensed during the period	11.7
Amounts paid during the period	(20.6)
Ending balance as of September 30, 2021	$5.8

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

Severance and Retention Expenses
Total estimated expenses	$14.2
Expenses incurred from inception to September 30, 2021	14.0
Remaining estimated expenses to be recognized through October 2021	$0.2

The following table summarizes the severance and retention expenses related to our Restructured European Operations that we recognized during the three and nine months ended September 30, 2021 (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Research, development and patent expenses	$0.5	$0.6
Selling, general and administrative expenses	0.1	1.1
Total	$0.6	$1.7

The following table summarizes the severance and retention reserve amounts related to our Restructured European Operations that we included in accrued compensation for the period indicated (in millions):

Nine Months Ended September 30, 2021
Beginning balance as of January 1, 2021	$12.4
Amounts expensed during the period	2.5
Reserve adjustments during the period	(0.8)
Net amount expensed during the period	1.7
Amounts paid during the period	(13.4)
Ending balance as of September 30, 2021	$0.7

The reserve adjustments during the period primarily related to tax expense adjustments.

Restructured North American TEGSEDI Operations

In April 2021, we entered into a distribution agreement with Sobi for TEGSEDI in North America. Under the terms of the distribution agreement, we will retain the marketing authorizations for TEGSEDI in the U.S. and Canada. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI global commercial strategy. Sobi will otherwise have responsibility for commercializing TEGSEDI in the U.S. and Canada.

In connection with restructuring our North American TEGSEDI operations, or Restructured North American TEGSEDI Operations, we enacted a plan to reorganize our Akcea workforce in North America to better align with the needs of our business and to focus on our wholly owned pipeline.

The following table summarizes the severance expenses related to our Restructured North American TEGSEDI Operations that we recognized during the second quarter of 2021 (in millions):

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

The following table summarizes the severance reserve amounts related to our Restructured North American TEGSEDI Operations that we included in accrued compensation for the period indicated (in millions):

Nine Months Ended September 30, 2021
Beginning balance as of January 1, 2021	$—
Amounts expensed during the period	9.4
Amounts paid during the period	(9.2)
Ending balance as of September 30, 2021	$0.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in RNA-targeted therapy and believe our medicines are pioneering new markets, changing standards of care and transforming the lives of people with devastating diseases. Our clinical pipeline of potential first-in-class and/or best-in-class medicines address a broad range of diseases. We are primarily focused on two core franchises: neurology and cardiometabolic. Our commercial products SPINRAZA, TEGSEDI and WAYLIVRA, are approved in major markets around the world. Within our late-stage pipeline, we have seven Phase 3 programs ongoing with five medicines: tofersen for SOD1-ALS, eplontersen (IONIS-TTR-LRx) for transthyretin, or TTR, amyloidosis, olezarsen (IONIS-APOCIII-LRx) for familial chylomicronemia syndrome, or FCS, and severe hypertriglyceridemia, or sHTG, pelacarsen for lipoprotein(a), or Lp(a), driven cardiovascular disease and ION363 for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS.

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

Commercial Medicines

SPINRAZA is the global market leader for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of September 30, 2021, more than 11,000 patients were on SPINRAZA therapy in markets around the world. Through September 30, 2021, we have earned more than $1.5 billion in revenues from our SPINRAZA collaboration, including more than $1.1 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis, or hATTR, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the U.S. and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Sobi. Additionally, in the second quarter of 2021, Sobi also began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC, through its exclusive license agreement with us, is commercializing TEGSEDI in Brazil and is working towards access in additional Latin American countries.

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine that received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. Through our exclusive license agreement with PTC, we are working to expand access to WAYLIVRA across Latin America, beginning in Brazil. In the third quarter of 2021, the National Health Surveillance Agency (Agência Nacional de Vigilância Sanitária), or ANVISA, approved WAYLIVRA in Brazil. As a result of the approval, we earned a $4 million milestone payment from PTC.

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

Medicines in Phase 3 Studies

We currently have seven Phase 3 programs, which include:

●
Tofersen: In October 2021, Biogen reported that tofersen did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function

o	Given the high unmet medical need, Biogen will expand its ongoing early access program, or EAP, to the broader SOD1-ALS population
o	Biogen is actively engaging with regulators, the medical community, patient advocacy groups and other key stakeholders around the world to determine potential next steps
o	The Phase 3 ATLAS study in patients with presymptomatic SOD1-ALS is ongoing
●	Eplontersen: We achieved full enrollment in the NEURO-TTRansform Phase 3 study with data expected mid-2022 and enrollment is ongoing in the CARDIO-TTRansform Phase 3 study
●	Pelacarsen: In August 2021, Novartis achieved 50 percent enrollment in Novartis’ Lp(a) HORIZON Phase 3 cardiovascular outcome study
●	ION363: In April 2021, we initiated a Phase 3 study in patients with FUS-ALS, the most common cause of juvenile-onset ALS
●	Olezarsen: Enrollment is ongoing in the BALANCE Phase 3 study in patients with FCS and in October 2021, we initiated the Phase 3 CORE study in patients with sHTG

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

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
		(as revised*)		(as revised*)
Total revenue	$133.1	$160.1	$370.5	$439.0
Total operating expenses	$218.9	$196.6	$621.2	$588.4
Loss from operations	$(85.8)	$(36.5)	$(250.8)	$(149.4)
Net loss	$(82.5)	$(36.6)	$(253.2)	$(124.1)

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Our commercial revenue for the first nine months of 2021 included SPINRAZA royalties, TEGSEDI and WAYLIVRA revenue and licensing and royalties. Our revenue from SPINRAZA royalties decreased during the first nine months of 2021 compared to the same period in 2020. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first nine months of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first nine months of 2020 than in the same period in 2021. In the third quarter of 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 study of pelacarsen. We expect our R&D revenue to increase in the fourth quarter of 2021 compared to the first three quarters of 2021 as several of our partnered programs advance.

Our operating expenses increased in the first nine months of 2021 over the same period last year, principally due to our investments in advancing our late-stage wholly owned pipeline, including advancing the Phase 3 program for eplontersen and start-up costs associated with the initiation of the Phase 3 study for a second indication for olezarsen. Additionally, we recognized $35 million in R&D expense in the third quarter of 2021 for licensing Bicycle’s technology. These increases were partially offset by a decrease in our SG&A expenses, including non-cash compensation expense, primarily due to cost savings we realized from integrating Akcea and restructuring our commercial operations.

We expect our operating expenses to continue to increase during the fourth quarter of 2021 compared to the first three quarters of 2021 as we continue to advance our strategic priorities, including our wholly owned pipeline. For example, in the fourth quarter of 2021, we expect to incur additional R&D expenses related to the Phase 3 CORE study for olezarsen in patients with sHTG.

We ended the third quarter of 2021, with $2.0 billion in cash and short-term investments. In April 2021, we issued $632.5 million of 0% senior convertible notes due in April 2026 and repurchased $247.9 million of our 1% senior convertible notes. In conjunction with these transactions, we also executed a call spread to increase the effective conversion price of the 0% senior convertible notes to $76.39. We intend to pay the remaining principal balance of our 1% senior convertible notes with $62 million of cash at maturity in November 2021. We believe our strong financial position should enable us to continue to execute on our corporate goals throughout this year and beyond, including developing and commercializing medicines within our wholly owned pipeline.

Recent Business Updates

Third Quarter 2021 Marketed Products Highlights

●	SPINRAZA®: the global market leader for the treatment of spinal muscular atrophy (SMA) patients of all ages
o	$444 million in worldwide sales in the third quarter
o	More than 11,000 patients worldwide on therapy at the end of the third quarter across commercial, expanded access and clinical trial settings
o
Biogen plans to initiate the Phase 3b ASCEND study evaluating the potential benefit of an investigational higher dose of nusinersen in children, teens and adults with later-onset SMA previously treated with Evrysdi® (risdiplam)

●	TEGSEDI® and WAYLIVRA®: important medicines approved for the treatment of patients with severe rare diseases
o	TEGSEDI achieved innovative drug pricing in Brazil reflecting the significant unmet medical need and prevalence of TTR polyneuropathy in Brazil
o	WAYLIVRA was approved in Brazil as the first and only treatment for patients with familial chylomicronemia syndrome

Third Quarter 2021 and Recent Events

●	Advancing Ionis’ leading cardiovascular and metabolic disease pipeline
o	Initiated the Phase 3 CORE study of olezarsen (IONIS-APOCIII-LRx) in patients with severe hypertriglyceridemia (sHTG)
o
Reached 50 percent enrollment in the Phase 3 Lp(a) HORIZON outcome study of pelacarsen for patients with established cardiovascular disease and elevated Lp(a), resulting in a $25 million payment from Novartis

o	Achieved full enrollment in the Bayer Phase 2b RE-THINc ESRD study of fesomersen (IONIS-FXI-LRx), with data expected in the first half of 2022
o
Achieved proof-of-mechanism, a strong indication of proof-of-concept and good safety and tolerability in a Phase 2 study and a preliminary assessment from an open-label extension study of cimdelirsen (IONIS-GHR-LRx) in acromegaly patients uncontrolled on standard of care therapy, supporting continued development. Data from the ongoing open-label extension study and monotherapy study are expected in 2022. The results from the Phase 2 study of cimdelirsen are posted to Ionis’ website

●	Addressing substantial unmet medical need with Ionis’ broad neurological disease pipeline
o
The Biogen Phase 3 VALOR study of tofersen in patients with SOD1-ALS did not meet the primary endpoint of change from baseline to week 28 in the ALS Functional Rating Scale-Revised (ALSFRS-R); however, signs of reduced disease progression across multiple secondary and exploratory endpoints were observed

o	Achieved full enrollment in the Phase 3 NEURO-TTRansform study of eplontersen in patients with TTR polyneuropathy, with data expected in mid-2022
o
Reported data from the Biogen Phase 1/2 study of IONIS-MAPTRx in patients with Alzheimer’s disease, demonstrating durable, time and dose-dependent reductions in CSF tau protein; IONIS-MAPTRx was generally well tolerated

●	Investing in expanding the reach of Ionis’ technology
o	Entered a license agreement with Bicycle Therapeutics for exclusive rights to Bicycle’s peptide technology targeting transferrin receptor 1 to expand the capabilities of Ionis’ LICA technology
o	Entered a license agreement with Flamingo Therapeutics for the development and commercialization of programs from Ionis’ oncology pipeline

Business Segment

In 2021, we began operating as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment. Previously, we had operated as two operating segments, Ionis Core and Akcea Therapeutics. We completed the Akcea Merger in October 2020 and fully integrated Akcea’s operations into ours as of January 1, 2021.

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

Results of Operations

Revenue

Total revenues for the three and nine months ended September 30, 2021 were $133.1 million and $370.5 million, respectively, compared to $160.1 million and $439.0 million for the same periods in 2020 and were comprised of the following (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Commercial revenue:
SPINRAZA royalties	$66.6	$74.2	$198.7	$211.9
TEGSEDI and WAYLIVRA revenue, net	15.5	19.0	46.9	50.6
Licensing and other royalty revenue	2.7	2.1	9.5	6.5
Total commercial revenue	84.8	95.3	255.1	269.0
R&D revenue:
Amortization from upfront payments	16.7	18.9	56.8	68.0
Milestone payments	28.4	43.5	48.5	73.4
License fees	—	—	—	14.7
Other services	3.2	2.4	10.1	13.9
Total R&D revenue	48.3	64.8	115.4	170.0
Total revenue	$133.1	$160.1	$370.5	$439.0

Our commercial revenue for the first nine months of 2021 included SPINRAZA royalties, TEGSEDI and WAYLIVRA revenue and licensing and royalties. Our revenue from SPINRAZA royalties decreased during the first nine months of 2021 compared to the same period in 2020. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively. Additionally, in the third quarter of 2021, we earned a $4 million milestone payment from PTC when WAYLIVRA was approved in Brazil.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue decreased in the first nine months of 2021 compared to the same period in 2020 primarily because we earned more milestone payments in the first nine months of 2020 than in the same period in 2021. In the third quarter of 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 study of pelacarsen. We expect our R&D revenue to increase in the fourth quarter of 2021 compared to the first three quarters of 2021 as several of our partnered programs advance.

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses, excluding non-cash compensation expense related to equity awards	$185.5	$150.8	$498.3	$453.3
Restructuring expenses	2.8	—	24.4	—
Total operating expenses, excluding non-cash compensation expense related to equity awards	188.3	150.8	522.7	453.3
Non-cash compensation expense related to equity awards	30.6	45.8	98.5	135.1
Total operating expenses	$218.9	$196.6	$621.2	$588.4

Operating expenses, excluding non-cash compensation expense related to equity awards, for the first nine months of 2021 increased compared to the same period in 2020. The increase was principally due to our investments in advancing our late-stage wholly owned pipeline, including advancing the Phase 3 program for eplontersen and start-up costs associated with the initiation of the Phase 3 study for a second indication for olezarsen. Additionally, in the third quarter of 2021, we recognized $35 million in R&D expense for licensing Bicycle’s technology as discussed above. We also incurred approximately $24 million in costs related to the Akcea Merger and restructuring our commercial operations, primarily comprised of severance and retention costs. These increases were partially offset by a decrease in our SG&A expenses, primarily due to cost savings we realized from integrating Akcea and restructuring our commercial operations.

We expect our operating expenses to increase during the fourth quarter of 2021 compared to the first three quarters of 2021 as we continue to advance our strategic priorities, including our wholly owned pipeline. For example, in the fourth quarter of 2021, we expect to incur additional R&D expenses related to the Phase 3 CORE study for olezarsen in patients with sHTG.

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

Our cost of sales were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales, excluding non-cash compensation expense related to equity awards	$3.0	$2.8	$8.3	$7.7
Non-cash compensation expense related to equity awards	0.1	0.3	0.3	0.9
Total cost of sales	$3.1	$3.1	$8.6	$8.6

Our cost of sales, excluding non-cash compensation expense related to equity awards, for the first nine months of 2021 were consistent with the same period in 2020.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$159.6	$99.7	$383.9	$287.4
Restructuring expenses	1.8	—	8.0	—
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	161.4	99.7	391.9	287.4
Non-cash compensation expense related to equity awards	23.4	25.4	72.0	76.9
Total research, development and patent expenses	$184.8	$125.1	$463.9	$364.3

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

As we continue to advance our antisense technology, we are investing in our drug discovery programs to expand our pipeline.

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$55.9	$20.0	$105.7	$57.1
Non-cash compensation expense related to equity awards	5.9	6.2	17.5	18.6
Total antisense drug discovery expenses	$61.8	$26.2	$123.2	$75.7

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased for the first nine months of 2021 compared to the same period in 2020. In the third quarter of 2021, we recognized $35 million in R&D expense for licensing Bicycle’s technology as discussed above. This increase was also due to expenses we incurred related to advancing our research programs and investments we made to enhance our antisense technology.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TEGSEDI	$2.2	$3.5	$5.3	$11.4
WAYLIVRA	1.3	1.3	2.1	4.6
Eplontersen	23.0	9.0	52.2	21.4
Olezarsen	4.9	0.9	10.4	4.0
ION363	2.0	0.2	5.7	0.2
Other antisense development projects	26.9	23.2	75.3	65.6
Development overhead expenses	20.9	18.2	61.3	54.0
Restructuring expenses	1.5	—	7.2	—
Total antisense drug development, excluding non-cash compensation expense related to equity awards	82.7	56.3	219.5	161.2
Non-cash compensation expense related to equity awards	10.2	12.4	32.4	38.2
Total antisense drug development expenses	$92.9	$68.7	$251.9	$199.4

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the first nine months of 2021 compared to the same period in 2020 primarily due to our broad Phase 3 program for eplontersen, which we initiated in late 2019. Additionally, we advanced other medicines in our wholly owned pipeline, including olezarsen, for which we initiated a Phase 3 program in patients with FCS in the fourth quarter of 2020 and incurred start-up costs associated with the initiation of a Phase 3 program in patients with sHTG in the fourth quarter of 2021 and ION363, for which we initiated a Phase 3 program in patients with FUS-ALS in the second quarter of 2021. In addition, our development overhead expenses increased year-over-year to support the growth of our Phase 3 programs and other mid-stage pipeline activities.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$10.9	$13.0	$31.3	$38.8
Restructuring expenses	0.2	—	0.8	—
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	11.1	13.0	32.1	38.8
Non-cash compensation expense related to equity awards	2.9	2.5	9.1	8.2
Total manufacturing and development chemistry expenses	$14.0	$15.5	$41.2	$47.0

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased for the first nine months of 2021 compared to the same period in 2020. In the first nine months of 2020, we manufactured API for olezarsen and eplontersen.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Personnel costs	$4.7	$3.4	$13.2	$10.8
Occupancy	3.2	2.5	9.6	7.4
Patent expenses	1.0	1.0	3.1	2.2
Insurance	0.8	0.6	2.4	1.8
Computer software and licenses	0.3	0.8	1.4	2.1
Other	1.6	2.1	4.8	5.9
Restructuring expenses	0.1	—	0.1	—
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	11.7	10.4	34.6	30.2
Non-cash compensation expense related to equity awards	4.4	4.3	13.0	12.0
Total R&D support expenses	$16.1	$14.7	$47.6	$42.2

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased for the first nine months of 2021 compared to the same period in 2020. The increase was primarily related to increased personnel and occupancy costs to support investments in our technology and advancing our pipeline.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$23.0	$48.2	$106.1	$158.3
Restructuring expenses	1.0	—	16.4	—
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	24.0	48.2	122.5	158.3
Non-cash compensation expense related to equity awards	7.1	20.2	26.2	57.2
Total selling, general and administrative expenses	$31.1	$68.4	$148.7	$215.5

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased for the first nine months of 2021 compared to the same period in 2020 due to operating efficiencies achieved from the Akcea integration and restructuring our commercial operations. Non-cash compensation expense related to equity awards decreased for the first nine months of 2021 compared to the same period in 2020 due to reduced headcount as a result of the Akcea Merger and restructuring our commercial operations.

Investment Income

Investment income for the three and nine months ended September 30, 2021 was $0.9 million and $8.2 million, respectively, compared to $6.5 million and $25.9 million for the same periods in 2020. The decrease in investment income was primarily due to a decline in interest rates during the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible notes:		(as revised*)		(as revised*)
Non-cash amortization of the debt discount and debt issuance costs	$1.4	$0.9	$3.5	$2.4
Interest expense payable in cash	0.3	0.9	1.7	2.8
Interest on mortgages for primary R&D and manufacturing facilities	0.6	0.6	1.8	1.8
Other	—	—	0.1	0.1
Total interest expense	$2.3	$2.4	$7.1	$7.1

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 2, Significant Accounting Policies, for further information.

Gain on Investments

We recorded a gain on investments of $4.9 million for the nine months ended September 30, 2021 compared to $10.7 million for the same period in 2020. During the nine months ended September 30, 2021, we revalued our investments in Bicycle and ProQR and recognized gains of $1.9 million and $2.0 million on our investments, respectively. During the nine months ended September 30, 2020, we revalued our investments in Dynacure and Suzhou-Ribo because the companies sold additional equity securities that were similar to those we own. These observable price changes resulted in us recognizing a $6.3 million gain on our investment in Dynacure and a $3 million gain on our investment in Suzhou-Ribo in our condensed consolidated statement of operations during the nine months ended September 30, 2020.

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

Income Tax Expense (Benefit)

We recorded an income tax benefit of $1.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.  The income tax benefit recorded for the three months ended September 30, 2021 relates primarily to a reduction in our estimated state income tax liability.  We recorded income tax expense of $5.1 million and $4.1 million for the three and nine months ended September 30, 2020, respectively.  The income tax expense recorded for the first nine months of 2020 relates primarily to Ionis’ standalone income for the period.

Net Loss

We had a net loss of $82.5 million and $253.2 million for the three and nine months ended September 30, 2021, respectively, compared to $36.6 million and $124.1 million for the same periods in 2020. Our net loss increased for the nine months ended September 30, 2021, compared to the same period in 2020 primarily due to decreased revenue and increased expenses year-over-year, as discussed above in the revenue and expenses sections, respectively.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

During the first nine months of 2020, we owned approximately 76 percent of Akcea. The shares of Akcea third parties owned represented an interest in Akcea’s equity that we did not control. However, because we maintained overall control of Akcea through our voting interest, we reflected Akcea’s results of operations in our condensed consolidated financial statements. We reflected the noncontrolling interest attributable to other owners of Akcea’s common stock in a separate line called “Net loss attributable to noncontrolling interest in Akcea” on our statement of operations. Our noncontrolling interest in Akcea on our statement of operations for the three and nine months ended September 30, 2020, was a loss of $12.1 million and $34.3 million, respectively. After we completed the Akcea Merger in October 2020, we no longer recorded any adjustment related to noncontrolling interest for Akcea’s net loss.

Net Loss Attributable to Our Common Stockholders and Net Loss per Share

We had a net loss attributable to our common stockholders of $82.5 million and $253.2 million for the three and nine months ended September 30, 2021, respectively. We had a net loss attributable to our common stockholders of $24.5 million and $89.7 million for the same periods in 2020.  Basic and diluted net loss per share for the three and nine months ended September 30, 2021 were $0.58 and $1.80, respectively, compared to $0.18 and $0.64 for the same periods in 2020.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through September 30, 2021, we have earned approximately $5.4 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through September 30, 2021, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through September 30, 2021, we have borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, debt obligations and working capital increased from December 31, 2020 to September 30, 2021, primarily as a result of issuing $632.5 million of 0% Notes (due in April 2026) and repurchasing $247.9 million of our 1% Notes in April 2021.

The following table summarizes our contractual obligations as of September 30, 2021. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	$551.2	$0.7	$550.5
1% Notes (principal and interest payable)	$62.3	$62.3	$—
Building mortgage payments (principal and interest payable)	$74.0	$2.5	$71.5
Operating leases	$27.6	$3.7	$23.9
Other obligations (principal and interest payable)	$1.0	$0.1	$0.9
Total	$1,348.6	$69.3	$1,279.3

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

Operating Leases

In September 2021, we entered into an operating lease agreement for office space located in Boston, Massachusetts with an initial term ending 91 months following the lease commencement date. We included our contractual obligations related to this operating lease agreement in the table above. Refer to the Note 2, Significant Accounting Policies in the Notes of our condensed consolidated financial statements for the significant terms of the operating lease agreement.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2021 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2021.

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

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the “Delaware Action.”  The plaintiffs in the Delaware Action assert claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants.” The plaintiffs assert putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action assert that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that we and Akcea entered into in which Akcea became a wholly owned subsidiary of Ionis. We believe that the claims asserted in the Delaware Action are without merit and plan to file a motion to dismiss in November 2021 pursuant to an agreed upon scheduling order that has been entered by the Court.

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

Risks Related to the COVID-19 Pandemic

Our business could be materially adversely affected by the effects of health epidemics. To date, we believe the impacts of the recent COVID-19 pandemic on our business are limited and manageable.*

Our business could be materially adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government-imposed restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our offices are located, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis and tafamidis meglumine compete with TEGSEDI;
●	Vutrisiran and acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide and gemcabene could compete with WAYLIVRA and olezarsen; and
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen and ION363.

Specifically, SPINRAZA faces competition from onasemnogene abeparvovec, a gene therapy product that was approved in the U.S. in May 2019 and in the EU in May 2020 for the treatment of SMA, as well as risdiplam, an oral product for the treatment of SMA that was approved in the U.S. in August 2020. Biogen has disclosed that SPINRAZA revenue has decreased due in part to lower sales volumes as a result of increased competition and that future sales of SPINRAZA may be adversely affected by the commercialization of competing products. SPINRAZA injection for intrathecal use is an antisense medicine indicated for the treatment of SMA patients of all ages approved in over 50 countries.

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

Certain of our medicines inhibit the production of the same protein. For example, WAYLIVRA inhibits the production of the same protein as olezarsen and TEGSEDI inhibits the production of the same protein as eplontersen. We believe the enhancements we incorporated into olezarsen and eplontersen can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use olezarsen or eplontersen instead of WAYLIVRA or TEGSEDI, respectively, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, olezarsen and WAYLIVRA use different mechanisms of action, if vupanorsen and olezarsen can effectively lower triglyceride levels in patients, including patients with FCS, WAYLIVRA, vupanorsen and olezarsen may compete with each other.

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

Prescription medicines may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices (e.g., by supporting drug price negotiation in Medicare Parts B and D, with those negotiated prices also available to commercial plans, and progressing legislation to slow price increases over time on existing drugs), increase competition (e.g., by supporting legislation to speed the entry of biosimilar and generic drugs, including shortening the period of exclusivity, policies in Medicare Part B to increase the prescribing of biosimilars by physicians, and a prohibition on “pay-for-delay” agreements and anti-competitive practices by drug manufacturers), lower out-of-pocket drug costs for patients (e.g., by capping Medicare Part D beneficiary out-of-pocket pharmacy expenses), and foster scientific innovation to promote better health care and improved health (e.g., by investing in public and private research and incentivizing the market to promote discovery of valuable and accessible new treatments). At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for medicines may not be available or adequate in either the U.S. or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the current COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

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

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of tofersen, pelacarsen, eplontersen, olezarsen and ION363, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that tofersen did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of pelacarsen, eplontersen, olezarsen and ION363.

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

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have an ongoing open label extension, or OLE, study of WAYLIVRA in patients with FCS and an OLE study of TEGSEDI in patients with hATTR, and an EAP for WAYLIVRA. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in our clinical studies, including the studies of tofersen, pelacarsen, eplontersen, olezarsen and ION363, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Pharmaceutical Research Associates, Inc., Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including tofersen, pelacarsen, eplontersen, olezarsen and ION363. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, tominersen, tofersen, pelacarsen, eplontersen, olezarsen and ION363, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2021, we had an accumulated deficit of approximately $1.4 billion and stockholders’ equity of approximately $0.5 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of September 30, 2021, we had cash, cash equivalents and short-term investments equal to $2.0 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

We believe our Akcea Merger will result in certain benefits, including a single vision and set of strategic priorities, led by one team, accelerating our next phase of growth and positioning us to more effectively deliver our medicines to patients. Following this transaction, Ionis now retains more value from Akcea’s pipeline and commercial medicines, further strengthening our financial position and supporting continued investments in our future. The success of the transaction will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the Akcea Merger for a variety of reasons, including the following:

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

In January 2020, Dr. Crooke, our founder and Chief Executive Officer, transitioned from Chief Executive Officer to Executive Chairman of our Board of Directors, and Dr. Monia, who was our Chief Operating Officer and a member of our team since our founding over 30 years ago, began serving as our Chief Executive Officer. Following the 2021 Annual Meeting of Stockholders, Dr. Crooke stepped down from the Board and now serves as a Strategic Advisor to the Company, providing strategic advice and continuing to participate in the Company’s scientific activities. If this transition is not successful, our business could suffer.

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

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. As a result of the Akcea Merger, we are subject to the Separate Return Limitation Year, or SRLY, rules. Under SRLY, our utilization of Akcea’s pre-merger net operating loss and tax credit carryforwards is limited to the amount of income that Akcea contributes to our consolidated taxable income. The Akcea pre-merger tax attributes cannot be used to offset any of the income that Ionis contributes to our consolidated taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

General Risk Factors

If the price of our securities continues to be highly volatile, this could make it harder for you to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2021, the market price of our common stock ranged from $64.37 to $33.52 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Our business may be adversely affected by climate change, extreme weather events, earthquakes, pandemics, civil or political unrest, terrorism or other catastrophic events.*

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts, floods, or other events that may result from the impact of climate change on the environment. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California. We manufacture the finished drug product for TEGSEDI and WAYLIVRA at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Our facilities or those of our partners or contract manufacturers may be harmed by natural disasters or other events outside our control, such as earthquakes, pandemics, war, civil or political unrest, deliberate acts of sabotage, terrorism or industrial accidents such as fire and explosion, whether due to human or equipment error, and if such facilities are affected by a disaster or other event, our development and commercialization efforts would be delayed. Although we possess property damage and business interruption insurance coverage, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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
10.1
Amended and Restated Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated July 12, 2021. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.2
Collaboration and License Agreement by and between the Registrant and BicycleTX Limited dated July 9, 2021.  Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 3, 2021

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 3, 2021