Form 10-K
period 2021-12-31
IONIS PHARMACEUTICALS INC
filed 2022-02-25
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Select Market was $4,675,204,973 as of June 30, 2021.*

The number of shares of voting common stock outstanding as of February 16, 2022 was 141,688,727.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed on or about April 20, 2022 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 2, 2022 are incorporated by reference into Part III of this Report.

*
Excludes 23,819,152 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10 percent of the common stock outstanding at June 30, 2021. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, ION363, pelacarsen, tofersen and our technologies and products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those related to the impact of COVID-19 could have on our business, and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

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

We make available, free of charge, on our website, www.ionispharma.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission, or SEC. Periodically, we provide updates about the company in the Newsroom section of the Investors & Media page of our website. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference. The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements that we file electronically with the SEC.

IONIS PHARMACEUTICALS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

PART I

Item 1. Business

Overview

We are a leader in RNA-targeted therapeutics. We believe our medicines, which are based on our novel antisense technology, have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines- SPINRAZA, TEGSEDI and WAYLIVRA. We also have a rich late-stage pipeline of medicines, primarily focused on our cardiovascular and neurology franchises. Our late-stage pipeline consists of six medicines in Phase 3 development for eight indications.

Over the past year, we made important progress toward achieving our goal to be a leading fully integrated biotechnology company. We advanced our commercial strategy and go-to-market plans for our near-term commercial opportunities, eplontersen, olezarsen and donidalorsen. We entered an agreement with AstraZeneca to jointly develop and commercialize eplontersen. We believe this agreement positions eplontersen to maximize value for patients and shareholders while also enabling us to bolster our commercial organization and accelerate our preparations for our near-term product launches.

We continued to advance and expand our Phase 3 pipeline with the achievement of key enrollment milestones for eplontersen and pelacarsen, and the addition of two new Phase 3 programs for olezarsen and donidalorsen, bringing us to 6 medicines in Phase 3 development addressing 8 indications. In 2021, we also reported data from the Phase 3 VALOR study of tofersen in patients with SOD1-ALS. While VALOR did not achieve statistical significance in the primary endpoint, signs of reduced disease progression were observed across multiple secondary and exploratory endpoints. Biogen is actively engaged with regulators to determine the next steps for tofersen. In addition, Roche recently announced plans to initiate a new Phase 2 study of tominersen in patients with Huntington’s disease, based on new findings from a post hoc analysis of the Phase 3 GENERATION HD1 study of tominersen.

Our mid-stage pipeline also continued to perform well, with positive data readouts from several medicines. And we invested in expanding the reach of our technology, including obtaining exclusive rights to Bicycle Therapeutic’s peptide technology targeting transferrin receptor 1 to expand the capabilities of our Ligand Conjugated Antisense, or LICA, technology. We strengthened our financial position and focused our resources in support of our highest priority programs through the integration of Akcea Therapeutics and our distribution agreements with Swedish Orphan Biovitrum AB, or Sobi. We accomplished all this and exceeded our 2021 financial guidance, including achieving revenues of $810 million. And we remain well capitalized with a 2021 year-end cash balance of $2.1 billion.

 Our multiple sources of revenue and strong balance sheet enable us to invest in our strategic priorities to build our commercial pipeline, expand and diversify our technology and deliver new medicines to the market. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global foundation-of-care for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of December 31, 2021, over 11,000 patients were on SPINRAZA therapy in markets around the world. From inception through December 31, 2021, we have earned more than $1.6 billion in revenues from our SPINRAZA collaboration, including nearly $1.2 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by hATTR, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the U.S. and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Sobi. Additionally, in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine that received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. Through our exclusive license agreement with PTC, PTC is working to provide access to WAYLIVRA across Latin America, beginning in Brazil. In the third quarter of 2021, the National Health Surveillance Agency (Agência Nacional de Vigilância Sanitária), or ANVISA, approved WAYLIVRA in Brazil. In December 2021, PTC submitted an application to ANVISA for approval of WAYLIVRA for the treatment of familial partial lipodystrophy, or FPL, in Brazil. If approved, Waylivra will be the first approved treatment for patients with FPL in Brazil.

Under our distribution agreements with Sobi, we retained the marketing authorizations for TEGSEDI and WAYLIVRA. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI and WAYLIVRA global commercial strategy. In connection with the agreements, we restructured our European operations in the first quarter of 2021, and we restructured our North American TEGSEDI operations in the second quarter of 2021.

Medicines in Phase 3 Studies

We currently have six medicines in Phase 3 studies for eight indications, which include:

●	Eplontersen: In July 2021, we achieved full enrollment in the NEURO-TTRansform Phase 3 study with data expected mid-2022. Enrollment is ongoing in the CARDIO-TTRansform Phase 3 study
o
In November 2021, we entered into an agreement with AstraZeneca for eplontersen, under which we will jointly develop and commercialize eplontersen in the U.S. AstraZeneca has exclusive rights to commercialize eplontersen in the rest of the world

●	Olezarsen: We initiated the Phase 3 CORE study in patients with severe hypertriglyceridemia, or SHTG, in October 2021. Enrollment is ongoing in the BALANCE Phase 3 study in patients with FCS
o	Data from the Phase 2 study of olezarsen in patients with moderate hypertriglyceridemia and at high risk for or with established cardiovascular disease were published in the European Heart Journal
●
Donidalorsen: Based on positive topline data from a Phase 2 study of donidalorsen in patients with hereditary angioedema which we reported in April 2021, we initiated the Phase 3 OASIS-HAE study in November 2021

o
We reported additional positive results from the Phase 2 study of donidalorsen at the ACAAI annual scientific meeting in November 2021, demonstrating rapid and sustained reductions in HAE attacks with favorable safety and tolerability

●
ION363: In April 2021, we initiated a Phase 3 study in patients with amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS, or FUS-ALS, the most common cause of juvenile-onset ALS

●
Pelacarsen: In August 2021, Novartis achieved 50 percent enrollment in Novartis’ Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated lipoprotein(a), or Lp(a)

●
Tofersen: In October 2021, Biogen reported that tofersen did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function

o	Biogen is actively engaging with regulators, the medical community, patient advocacy groups and other key stakeholders around the world to determine potential next steps
o	Given the high unmet medical need, Biogen expanded its ongoing early access program, or EAP, to the broader SOD1-ALS population
o	The Phase 3 ATLAS study in patients with presymptomatic SOD1-ALS is ongoing

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

Our Marketed Medicines – Potentially Transformational Medicines Bringing Value to Patients Today

SPINRAZA – SPINRAZA (nusinersen) injection for intrathecal use is a survival motor neuron-2, or SMN2, directed antisense medicine indicated for the treatment of SMA in pediatric and adult patients.

SPINRAZA continues to demonstrate substantial benefit in SMA patients of all ages, supporting its position as a global foundation of care for the treatment of SMA. Biogen, our worldwide commercial partner, reported that as of December 31, 2021, there were more than 11,000 patients on SPINRAZA therapy.

SMA is characterized by loss of motor neurons in the spinal cord and lower brain stem, People with SMA have a deletion or defect in their SMN1 gene and rely on their SMN2 gene to produce functional SMN protein, which motor neurons need to maintain motor function and muscle strength. However, the SMN2 gene can only produce approximately 10 percent of the SMN protein critical for motor neurons, resulting in severe and progressive loss of motor function and strength.

The rate and severity of degeneration varies depending on the amount of functional SMN protein a patient can produce. Type 1, or infantile-onset, SMA is the most severe form of the disease. Type 1 SMA patients produce very little SMN protein and often progress to death or permanent ventilation by the age of 2. Patients with Type 2 or Type 3, or later-onset, SMA produce more SMN protein, but also suffer from a progressive loss of muscle strength and function and a reduced life expectancy.

Biogen continues to expand the body of evidence supporting SPINRAZA’s durable efficacy and well-established safety profile to address the remaining needs of SMA patients of all ages. In the Phase 2/3 DEVOTE study, Biogen is evaluating the safety and potential to achieve increased efficacy with a higher dose of SPINRAZA compared to the currently approved dose. At the AAN 2021 Virtual Annual meeting in April 2021, Biogen reported that initial findings from the DEVOTE study suggest no new safety concerns and support continued development of a higher dose of SPINRAZA.

In January 2021, Biogen initiated the Phase 4 RESPOND study evaluating the benefit of SPINRAZA in infants and children with a suboptimal clinical response to the gene therapy, onasemnogene abeparvovec.

And in September 2021, Biogen initiated the Phase 3b ASCEND study designed to evaluate the clinical outcomes and assess the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA following treatment of risdiplam.

Additionally, Biogen continues to conduct the Phase 2 NURTURE study, an open-label study investigating the benefit of SPINRAZA when administered before symptom onset in patients genetically diagnosed with SMA, and likely to develop Type 1 or Type 2 SMA. NURTURE was the first study to investigate the potential to slow or stop SMA disease progression in presymptomatic SMA patients. In June 2021, Biogen reported data from an interim analysis, showing that all study patients remain alive without the need for permanent ventilation. Additionally, at the time of the interim analysis, 92 percent of patients maintained the ability to swallow.

The approval of SPINRAZA was based on efficacy and safety data from multiple clinical studies, including two randomized, placebo-controlled Phase 3 studies, ENDEAR, in patients with infantile-onset SMA, and CHERISH, in patients with later-onset SMA as well as from SHINE, an open-label extension, or OLE, study for patients with SMA who participated in prior SPINRAZA studies.

TEGSEDI – TEGSEDI (inotersen) injection is an RNA-targeted medicine indicated for the treatment of polyneuropathy due to hATTR in adults. TEGSEDI prevents the creation of TTR proteins, reducing the amount of amyloid that builds up, which damages organs and issues.

Polyneuropathy due to hATTR is caused by the accumulation of misfolded mutated TTR protein in the peripheral nerves. Patients with polyneuropathy due to hATTR experience ongoing debilitating nerve damage throughout their body resulting in the progressive loss of motor functions, such as walking. These patients also accumulate TTR in other major organs, which progressively compromises their function and eventually leads to death within five to fifteen years of disease onset. There are an estimated 40,000 patients with polyneuropathy due to hATTR worldwide.

TEGSEDI is commercially available in numerous countries, including the U.S., many European countries, Canada, and Latin America. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Sobi. Additionally, in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC through its exclusive license agreement with us, is commercializing TEGSEDI in Brazil and is working to achieve access in additional Latin American countries.

The approvals of TEGSEDI were based on efficacy and safety data from the Phase 3 NEURO-TTR study in patients with hATTR amyloidosis with stage 1 and stage 2 polyneuropathy. We also conducted an OLE study in patients with hATTR treated with TEGSEDI to evaluate the long-term efficacy and safety profile of TEGSEDI. We reported interim data from the study that demonstrated continued efficacy in patients after two years. Results also showed that patients who started treatment earlier achieved greater long-term disease stabilization compared to those who switched from placebo to TEGSEDI in the OLE study.

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

FCS is a rare, genetic disease estimated to affect 3,000 to 5,000 people worldwide and characterized by extremely elevated triglyceride levels. FCS can lead to many chronic health issues including severe, recurrent abdominal pain, fatigue, high risk of life-threatening pancreatitis and abnormal enlargement of the liver or spleen. In addition, people with FCS are often unable to work, adding to their disease burden. In severe cases, patients can have bleeding into the pancreas, serious tissue damage, infection, and cyst formation, as well as damage to other vital organs such as the heart, lungs, and kidneys.

WAYLIVRA is commercially available in multiple European countries and in Brazil. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, PTC through its exclusive license agreement with us, is commercializing WAYLIVRA in Brazil and is working to achieve access in additional Latin American countries.

WAYLIVRA’s conditional marketing authorization in the EU and approval in Brazil were based on efficacy and safety data from the Phase 3 APPROACH study, the ongoing APPROACH OLE study and supported by results from the Phase 3 COMPASS study.

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

Our Pipeline

We are a leader in the discovery and development of RNA-targeted therapeutics. We are focused on pioneering new markets and changing standards of care with a focus on cardiovascular and neurological diseases. Additionally, we are developing a number of medicines that are outside these areas. We also have an emerging specialty rare disease pipeline comprised of medicines which we believe represent a compelling opportunity for us. We are developing our medicines for systemic and local delivery (e.g., subcutaneous, intrathecal, intraocular, oral and aerosol). We plan to continue adding new investigational medicines to our pipeline in the future.

We have built a rich pipeline of medicines designed to treat many serious diseases. To select the best candidates, we efficiently screen many targets in parallel and apply our rational approach to selecting disease targets. With our expertise in discovering and characterizing novel antisense medicines, our scientists can optimize the properties of our antisense medicines against each particular target. We have created LICA technology, which we designed to enhance the effective uptake and activity of our medicines in particular tissues. With our LICA technology we attach specific chemical structures or molecules to our antisense medicines. With our first LICA conjugate, a complex sugar-like molecule called N-acetylgalactosamine, or GalNAc, we have shown an increase in medicinal potency of 20-30-fold for liver targets, compared to non-conjugated antisense medicines. Many of the medicines in our pipeline are LICA medicines, including four LICA medicines currently in Phase 3 studies: eplontersen, olezarsen, donidalorsen and pelacarsen. We have utilized our chemistry advancements to expand the therapeutic and commercial opportunities of our pipeline. Our antisense technology, along with our manufacturing and analytical processes that are the same across our medicines, shorten our timeline from initial concept to the first human dose, when compared to early development timelines for other drug modalities like small molecule and monoclonal antibody medicines.

The table below lists the medicines in our clinical pipeline. We categorize patient studies to establish a medicine’s safety profile as Phase 1/2 and those studies in healthy volunteers as Phase 1. The table includes the disease indication, a partner (if the medicine is partnered), and the development status of each medicine. We have included descriptions for each of our medicines in Phase 2 and Phase 3 development below.

IONIS CLINICAL PIPELINE

MEDICINES	INDICATION	PARTNER	PHASE 1	PHASE 2	PHASE 3
CARDIOVASCULAR					
Eplontersen	ATTR cardiomyopathy	Ionis/ AstraZeneca	■	■	■
Olezarsen	FCS	Ionis	■	■	■
Olezarsen	SHTG	Ionis	■	■	■
Pelacarsen	Lp(a) CVD	Novartis	■	■	■
ION449 (PCSK9)	CVD	AstraZeneca	■	■	
Fesomersen (FXI)	Clotting disorders	Bayer	■	■	
IONIS-AGT-L$_{Rx}$	Treatment-resistant hypertension	Ionis	■	■	
IONIS-AGT-L$_{Rx}$	HF	Ionis	■	■	
NEUROLOGICAL					
Eplontersen	hATTR polyneuropathy	Ionis/ AstraZeneca	■	■	■
ION363	FUS-ALS	Ionis	■	■	■
Tofersen	SOD1-ALS	Biogen	■	■	■
ION373 (GFAP)	Alexander disease	Ionis	■	■	
IONIS-C9$_{Rx}$	C9-ALS	Biogen	■	■	
IONIS-MAPT$_{Rx}$	Alzheimer's disease	Biogen	■	■	
ION859 (LRRK2)	Parkinson's disease	Biogen	■	■	
ION464 (SNCA)	MSA & Parkinson's disease	Biogen	■	■	
ION541 (ATXN2)	ALS	Biogen	■	■	
ION582 (UBE3A)	Angelman syndrome	Biogen	■	■	
Tominersen	HTT	Roche	■	■	
IONIS-DNM2-2.5$_{Rx}$	Centronuclear myopathy	Dynacure	■	■	
SPECIALTY RARE					
Sapablursen	β-thalassemia	Ionis	■	■	
Sapablursen	Polycythemia vera	Ionis	■	■	
Cimdelirsen (GHR)	Acromegaly	Ionis	■	■	
OTHER MEDICINES					
ION224 (DGAT2)	NASH	Ionis	■	■	
Bepirovirsen	Hepatitis B virus infection	GSK	■	■	
IONIS-FB-L$_{Rx}$	IgA Nephropathy	Roche	■	■	
IONIS-FB-L$_{Rx}$	Geographic atrophy/AMD	Roche	■	■	
ION357 (RHO)	Autosomal dominant retinitis pigmentosa	ProQR	■	■	
IONIS-GCGR$_{Rx}$	Diabetes	Suzhou-Ribo*	■	■	
ION736 (FOXP3)	Cancer	AstraZeneca	■	■	
IONIS-AR-2.5$_{Rx}$	Prostate cancer	Flamingo/ Suzhou-Ribo*	■	■	
Danvatirsen (STAT3)	Cancer	Flamingo	■	■

*China Only

Our Phase 3 Medicines

We currently have six medicines in Phase 3 studies for eight indications: eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen.

Eplontersen (TTR) – Eplontersen (formerly IONIS-TTR-LRx) is an investigational LICA medicine we designed to inhibit the production of TTR protein. We are developing eplontersen as a monthly self-administered subcutaneous injection to treat all types of ATTR. ATTR amyloidosis is a systemic, progressive and fatal disease in which patients experience multiple overlapping clinical manifestations caused by the inappropriate formation and aggregation of TTR amyloid deposits in various tissues and organs, including peripheral nerves, heart, intestinal tract, eyes, kidneys, central nervous system, thyroid and bone marrow. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to organ failure and eventually death.

Polyneuropathy due to hATTR is caused by the accumulation of misfolded mutated TTR protein in the peripheral nerves. Patients with polyneuropathy due to hATTR experience ongoing debilitating nerve damage throughout their body resulting in the progressive loss of motor functions, such as walking. These patients also accumulate TTR in other major organs, which progressively compromises their function and eventually leads to death within five to fifteen years of disease onset. There are an estimated 40,000 patients with polyneuropathy due to hATTR worldwide.

ATTR cardiomyopathy is caused by the accumulation of misfolded TTR protein in the cardiac muscle. Patients experience ongoing debilitating heart damage resulting in progressive heart failure, which results in death within 3 to 5 years from disease onset. ATTR cardiomyopathy includes both the genetic and wild-type form of the disease. There are an estimated 300,000 to 500,000 patients with ATTR cardiomyopathy worldwide.

Often patients with the polyneuropathy form of TTR amyloidosis will have TTR build up in the heart and experience cardiomyopathy symptoms. Similarly, patients with the cardiomyopathy form of TTR amyloidosis may often have TTR build up in their peripheral nerves and experience nerve damage and progressive difficulty with motor functions.

In November 2019, we initiated the NEURO-TTRansform Phase 3 study of eplontersen in patients with polyneuropathy caused by hATTR amyloidosis. NEURO-TTRansform is a global, multi-center, randomized, open-label study designed to evaluate the efficacy, safety and tolerability of eplontersen. The NEURO-TTRansform study is fully enrolled with 168 patients. We expect data from the NEURO-TTRansform study in mid-2022. The current study will be compared to the historical placebo arm from the TEGSEDI (inotersen) NEURO-TTR Phase 3 study. The NEURO-TTRansform study includes multiple primary endpoints, including the percent change from baseline in serum TTR concentration modified Neuropathy Impairment Score +7, or mNIS+7, a measure of neuropathic disease progression and in the Norfolk Quality of Life Questionnaire-Diabetic Neuropathy, or Norfolk QoL-DN.

In January 2020, we initiated the CARDIO-TTRansform Phase 3 cardiovascular outcome study of eplontersen in patients with ATTR cardiomyopathy. CARDIO-TTRansform is a global, multi-center, randomized, double-blind, placebo-controlled study in up to 750 patients designed to evaluate the efficacy, safety and tolerability of eplontersen. The CARDIO-TTRansform study includes co-primary outcome measures of cardiovascular death and frequency of cardiovascular clinical events.

In September 2019, we reported results from the Phase 1 study with eplontersen in healthy volunteers at the Heart Failure Society of America Annual Meeting. In this study, subjects treated with eplontersen achieved dose-dependent reductions of TTR protein of up to 94 percent and eplontersen had a favorable safety and tolerability profile supportive of continued development.

In January 2022, the FDA granted an Orphan Medicine Designation for eplontersen.

In December 2021, we entered into an agreement with AstraZeneca to jointly develop and commercialize eplontersen in the U.S. AstraZeneca obtained exclusive rights to commercialize eplontersen outside the U.S, except for certain Latin American countries.

Olezarsen (ApoC-III) – Olezarsen (formerly IONIS-APOCIII-LRx) is an investigational LICA medicine we designed to inhibit the production of apoC-III for patients who are at risk of disease due to elevated triglyceride levels. ApoC-III is a protein produced in the liver that regulates triglyceride metabolism in the blood. People with severely elevated triglycerides, such as people with FCS, are at high risk for acute pancreatitis and an increased risk of CVD. It is estimated that there are between 3,000 to 5,000 patients with FCS worldwide and more than three million patients with severely high triglycerides in the U.S.

In December 2020, we initiated our first Phase 3 study of olezarsen, BALANCE, in patients with FCS. BALANCE is a global, multi-center, randomized, double-blind, placebo-controlled study enrolling up to 60 patients (age 18 and over) designed to assess the efficacy, safety and tolerability of olezarsen. The primary endpoint is percent change from baseline in fasting triglyceride levels at six months compared to placebo.

In November 2021, we initiated a second Phase 3 study of olezarsen, CORE, in patients with SHTG. CORE is a global, multi-center, randomized, double-blind, placebo-controlled study enrolling up to 450 patients designed to assess the efficacy, safety and tolerability of olezarsen. The CORE study will compare olezarsen to placebo in patients with triglyceride levels equal to or greater than 500 mg/dL who are on currently available therapies for elevated triglycerides. The primary endpoint of the study is the percent change in fasting triglycerides from baseline at month 6.

In January 2020, we reported positive results from a Phase 2 clinical study in patients with hypertriglyceridemia and at high risk of or with established CVD. Olezarsen achieved statistically significant, dose-dependent reductions in fasting triglycerides compared to placebo at all dose levels. Additionally, at the highest monthly dose, 91 percent of patients achieved serum triglycerides of ≤ 150 mg/dL, the recognized threshold for cardiovascular risk, compared to less than 5 percent of patients in the placebo group. Olezarsen also achieved statistical significance in numerous key secondary endpoints, including significant reductions in apoC-III, very low-density lipoprotein cholesterol, or VLDL-C, and remnant cholesterol, and a statistically significant increase in high-density lipoprotein cholesterol, or HDL-C. Olezarsen had a favorable safety and tolerability profile supportive of continued development.

Donidalorsen (PKK) – Donidalorsen (formerly IONIS-PKK-LRx) is an investigational LICA medicine we designed to inhibit the production of prekallikrein, or PKK, to treat people with HAE. HAE is a rare genetic disease that is characterized by rapid and painful attacks of inflammation in the hands, feet, limbs, face, abdomen, larynx, and trachea and can be fatal if swelling occurs in the larynx. PKK plays an important role in the activation of inflammatory mediators associated with acute attacks of HAE. By inhibiting the production of PKK, donidalorsen could be an effective prophylactic approach to preventing or reducing the severity of HAE attacks. It is estimated that there are more than 20,000 patients with HAE in the U.S. and EU.

In November 2021, we initiated the Phase 3 study of donidalorsen, OASIS-HAE, in patients with HAE. OASIS-HAE is a multi-center, randomized, double-blind placebo-controlled study in up to 84 patients designed to assess the efficacy, safety and tolerability of olezarsen. The primary endpoint is the time-normalized number of investigator-confirmed HAE attacks per month from Week 1 to Week 25.

In March 2021, we reported positive results from a Phase 2 clinical study of donidalorsen in patients with HAE. Patients received either donidalorsen 80mg or placebo subcutaneously once monthly for 17 weeks. The Phase 2 study met its primary and secondary endpoints, achieving significant reductions in the number of attacks suffered by patients with HAE compared to placebo. The study demonstrated a mean reduction of 90 percent in the number of monthly HAE attacks in weeks one to 17 of the study (p <0.001) and a mean reduction of 97 percent in the number of monthly HAE attacks in weeks five to 17 (p=0.003). In weeks five to 17, 92 percent of patients treated with donidalorsen were attack-free compared to 0 percent in the placebo group (p <0.001). Additionally, in November 2021 we reported additional data from the Phase 2 study, including that donidalorsen demonstrated an overall reduction in moderate to severe attacks starting with the second dose. For the final month of the study, all donidalorsen treated patients were attack-free. Donidalorsen had a favorable safety and tolerability profile supportive of continued development.

In September 2020, results from the Phase 1 study of donidalorsen in healthy volunteers and a compassionate-use study of IONIS-PKKRx and donidalorsen in patients living with severe angioedema were published in The New England Journal of Medicine. In the study, we observed that the medicines reduced plasma prekallikrein activity levels and showed evidence of clinical efficacy in reducing the number of breakthrough attacks per month in patients over the course of the treatment, including complete resolution in a patient.

ION363 (FUS) – ION363 is an investigational antisense medicine we designed to reduce the production of the FUS protein to treat people with ALS caused by mutations in the FUS gene. Because antisense-mediated reduction of mutant FUS protein in a FUS-ALS mouse model demonstrated the ability to prevent motor neuron loss, it is hypothesized that reduction of FUS protein will reverse or prevent disease progression in FUS-ALS patients. It is estimated that there are approximately 350 patients with FUS-ALS in G7 countries (comprised of Canada, France, Germany, Italy, Japan, the United Kingdom and the U.S.).

In April 2021, we initiated a Phase 3 study of ION363 in patients with FUS-ALS. The Phase 3 trial of ION363 is a global, multi-center, randomized, double-blind, placebo-controlled study enrolling up to 64 patients designed to assess the efficacy, safety and tolerability of ION363. Part 1 of the trial will consist of patients randomized to receive a multi-dose regimen of ION363 or placebo for 29 weeks, followed by Part 2, which will be an open-label period in which all patients in the trial will receive ION363 for 73 weeks. The primary endpoint is change from baseline as measured by the ALSFRS-R Total Score, time of rescue or discontinuation from Part 1 and entering Part 2 due to a deterioration in function, and Ventilation Assistance-free survival, or VAFS.

Pelacarsen (Apo(a)) (TQJ230) – Pelacarsen (formerly IONIS-APO(a)-LRx) is an investigational LICA antisense medicine we designed to inhibit the production of apolipoprotein(a), or Apo(a), in the liver to offer a direct approach for reducing Lp(a). Elevated Lp(a) is recognized as an independent, genetic cause of CVD. Lp(a) levels are determined at birth and lifestyle modification, including diet and exercise, do not impact Lp(a) levels. Inhibiting the production of Apo(a) in the liver reduces the level of Lp(a) in blood, potentially slowing down or reversing cardiovascular disease in people with hyperlipoproteinemia(a), a condition in which individuals have levels of Lp(a) greater than 50 mg/dL, the recognized threshold for risk of CVD. We believe antisense technology is well suited to address hyperlipoproteinemia(a) because antisense technology specifically targets the RNA that codes for all forms of the Apo(a) molecule. Furthermore, we believe addressing elevated Lp(a) is the next important horizon in CVD risk reduction. It is estimated that there are more than eight million people living with CVD and elevated levels of Lp(a).

In December 2019, Novartis initiated the Phase 3 study of pelacarsen, Lp(a) HORIZON, in patients with elevated Lp(a) levels and a prior cardiovascular event. Lp(a) HORIZON is a global, multi-center, randomized, double-blind, placebo-controlled cardiovascular outcomes study in more than 8,000 patients designed to assess the efficacy, safety and tolerability of pelacarsen. Patients will be treated with 80 mg of pelacarsen administered monthly by subcutaneous injection. The primary endpoint in Lp(a) HORIZON is the time to occurrence of first major adverse cardiovascular event, or MACE. In August 2021, we announced that the Lp(a) HORIZON study had reached 50 percent enrollment.

In November 2018, we reported results of the Phase 2 study of pelacarsen in patients with hyperlipoproteinemia(a) at the American Heart Association, or AHA, annual meeting. In the Phase 2 study, we observed statistically significant and dose dependent reductions from baseline in Lp(a) levels. Approximately 98 percent of patients who received the highest dose in the study demonstrated a reduction in Lp(a) levels to below 50 mg/dL. Pelacarsen had a favorable safety and tolerability profile supportive of continued development.

In February 2019, Novartis exercised its option to license pelacarsen. As a result, Novartis is responsible for global development, regulatory and commercialization activities, and costs for pelacarsen.

Tofersen (SOD1) (BIIB067) – Tofersen (formerly IONIS-SOD1Rx) is an investigational antisense medicine we designed to inhibit the production of superoxide dismutase 1, or SOD1, which is a well understood genetic cause of ALS. SOD1-ALS is a rare, fatal, neurodegenerative disorder caused by a mutation in the SOD1 gene leading to a progressive loss of motor neurons. As a result, people with SOD1-ALS experience increasing muscle weakness, loss of movement, difficulty breathing and swallowing and eventually succumb to the disease. Current treatment options for people with SOD1-ALS are extremely limited, with no medicines that significantly slow disease progression. Tofersen is one of four medicines we have in development to treat ALS. It is estimated that there are approximately 1,400 patients with SOD1-ALS in G7 countries.

In October 2021, Biogen announced topline results of the Phase 3 VALOR study of tofersen in patients with SOD1-ALS designed to assess the efficacy, safety and tolerability of tofersen. While tofersen did not meet the primary endpoint of change from baseline to 28 weeks in the ALSFRS-R, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function. As a result, Biogen is actively engaged with regulators to determine next steps for the program. Additionally, in October 2021, Biogen announced that it would expand eligibility for its ongoing EAP to all people with SOD1-ALS, where permitted.

 In April 2021, Biogen initiated a second Phase 3 study of tofersen, ATLAS, in presymptomatic individuals with a SOD1 genetic mutation and biomarker evidence of disease activity. ATLAS is a multi-center, randomized, double-blind, placebo-controlled study enrolling up to 150 subjects designed to assess the efficacy, safety and tolerability of tofersen in presymptomatic individuals with a SOD1 genetic mutation and biomarker evidence of disease activity.

Biogen conducted a Phase 1/2 study that demonstrated proof of biology and proof of concept. At the highest dose tested, treatment with tofersen over a three month period resulted in a statistically significant lowering of SOD1 protein levels in the cerebrospinal fluid, or CSF, and positive numerical trends across three efficacy endpoints compared to placebo, including slowing of clinical decline as measured by the ALSFRS-R. Tofersen had a favorable safety and tolerability profile supportive of continued development.

In December 2018, Biogen exercised its option to license tofersen, as a result, Biogen is responsible for global development, regulatory and commercialization activities, and costs for tofersen.

Our Cardiovascular Medicines in Development

According to the World Health Organization, or WHO, CVD remains the number one cause of death globally. An estimated 17.9 million people died from CVD in 2019, representing approximately 30 percent of all deaths globally. Our cardiovascular medicines target the major risk factors of cardiovascular disease, including cholesterol, triglycerides, and hypertension.

Eplontersen – See the medicine description under “Our Phase 3 Medicines” section above.

Olezarsen – See the medicine description under “Our Phase 3 Medicines” section above.

Pelacarsen – See the medicine description under “Our Phase 3 Medicines” section above.

ION449 (PCSK9) (AZD8233) – ION449 (formerly IONIS-AZ4-2.5-L-Rx) is an investigational LICA medicine we designed to reduce the production of proprotein convertase subtilisin/kexin type 9, or PCSK9, in the liver. PCSK9 is integrally involved in the regulation of LDL-cholesterol. Genetic studies have shown that individuals with life-long reductions of LDL-C due to reduced function of PCSK9 have substantially reduced risk of CVD.

In November 2020, AstraZeneca initiated the Phase 2b study of ION449 in patients with LDL-C levels between 70 and 190 mg/dl and receiving statin therapy. The study is a randomized, double-blind, placebo-controlled clinical study in approximately 110 patients to assess the efficacy, safety and tolerability of ION449. The primary objective is to assess the effect of different doses of ION449 on LDL-C compared to placebo at Week 12 in patients taking baseline statin therapy. The study will evaluate three dose levels of ION449 versus placebo, all administered once a month by subcutaneous injection.

In November 2021, we reported positive results from the Phase 1 study of ION449 in patients with dyslipidemia. Participants were treated with multiple ascending subcutaneous doses and ION449 demonstrated dose-dependent mean reductions in circulating plasma PCSK9 and LDL-C levels and had a favorable safety and tolerability profile supportive of continued development.

In October 2020, we reported positive results from the Phase 1 study of ION449 in healthy volunteers. Participants were treated with a single subcutaneous dose and ION449 demonstrated dose-dependent mean reductions in circulating plasma PCSK9 and LDL-C levels and had a favorable safety and tolerability profile supportive of continued development.

We licensed ION449 to AstraZeneca under our cardiovascular, renal and metabolic diseases collaboration. As a result, AstraZeneca is responsible for global development, regulatory and commercialization activities, and costs for ION449.

Fesomersen (FXI) (BAY2976217) – Fesomersen (formerly IONIS-FXI-LRx) is an investigational LICA medicine we designed to inhibit the production of Factor XI. Factor XI is a clotting factor produced in the liver that is important in the growth of blood clots. Thrombosis, characterized by the formation of a blood clot inside blood vessels, can cause heart attacks and strokes. People who are deficient in Factor XI have a lower incidence of thromboembolic events with minimal increase in bleeding risk. Although currently available anticoagulants reduce the risk of thrombosis, physicians associate these anticoagulants with increased bleeding, which can be fatal. By inhibiting Factor XI production, we believe that fesomersen can be used broadly as an anti-thrombotic in many different therapeutic settings for which additional safe and well tolerated anti-thrombotic medicines are needed.

In August 2020, Bayer initiated the RE-THINc Phase 2b study of fesomersen in patients with end-stage renal disease, or ESRD, on hemodialysis. RE-THINc is a randomized, blinded, placebo-controlled study in approximately 290 patients to assess the efficacy, safety and tolerability of fesomersen. The study is designed to evaluate multiple monthly doses administered subcutaneously. The primary endpoint is incidence of major bleeding and clinically relevant non-major bleeding.

We conducted a Phase 1, blinded, randomized, placebo-controlled, dose-escalation study of fesomersen in healthy volunteers. In this study, fesomersen produced significant reductions in FXI activity and FXI antigen, without evidence of increased bleeding and had a favorable safety and tolerability profile supportive of continued development.

In February 2017, we licensed fesomersen to Bayer. As a result, Bayer is responsible for global development, regulatory and commercialization activities, and costs for fesomersen.

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

We are also studying IONIS-AGT-LRx in patients with chronic heart failure with reduced ejection fraction. Heart failure, or HF, afflicts approximately 6.5 million patients in the United States, or U.S., and 26 million worldwide. As the population ages, HF incidence is increasing, and more than 550,000 patients are diagnosed with HF each year. HF is responsible for more hospitalizations than all forms of cancer combined and is the most common diagnosis in hospital patients 65 years and older. Every year over 1 million patients are hospitalized for HF in the U.S. and Europe, accounting for 6.5 million hospital days. High rates of hospitalizations with frequent readmission (almost 25 percent of patients with HF are readmitted within 30 days) along with other direct and indirect costs, also place an enormous economic burden on healthcare systems. Despite new advances in medical therapy, the residual risk for patients with HF is still high.

In January 2021, we initiated a Phase 2b clinical study of IONIS-AGT-LRx in patients with hypertension uncontrolled with three or more antihypertensive medications, including angiotensin-converting enzyme, or ACE, inhibitors or angiotensin II receptor blockers, or ARBs. The study is a randomized, double-blinded, placebo-controlled study in approximately 150 patients to assess the efficacy, safety and tolerability of IONIS-AGT-LRx. We designed the study to evaluate multiple doses administered subcutaneously. The primary endpoint is the change in systolic blood pressure, or SBP, from baseline.

In September 2021, we initiated a Phase 2 clinical study of IONIS-AGT-LRx in patients with chronic HF with reduced ejection fraction. The study is a randomized, double-blind, placebo-controlled study in approximately 75 patients to assess the safety, tolerability, and efficacy of IONIS-AGT-LRx. We designed the study to evaluate multiple doses administered subcutaneously. The primary endpoint is the percent change in plasma AGT concentration from baseline.

We evaluated IONIS-AGT-LRx in two randomized, double-blinded, placebo-controlled Phase 2 studies. The first study was in people with mild hypertension and the second was in people with TRH who were on two or three antihypertensive medications, including ACE inhibitors or ARBs. IONIS-AGT-LRx significantly reduced AGT levels compared with placebo in both studies. Although not powered for this endpoint, trends were noted in blood pressure reduction and IONIS-AGT-LRx had a favorable safety and tolerability profile supportive of continued development.

Our Neurological Medicines in Development

Our neurological medicines address a broad range of diseases in major regions of the brain and in the central nervous system, or CNS, cell types. Our antisense medicines aim to address both large and rare patient populations. We are currently investigating potential disease-modifying treatments for common neurological diseases including Alzheimer’s disease and Parkinson’s disease. We also have multiple investigational medicines in clinical trials for rare neurological diseases, including ALS and hATTR polyneuropathy. According to the National Institute of Neurological Disorders and Stroke, or NINDS, at the National Institutes of Health, or NIH, a third of the 7,000 known rare diseases are neurological disorders or thought to include a neurological component.

Eplontersen – See the medicine description under “Our Phase 3 Medicines” section above.

ION363 – See the medicine description under “Our Phase 3 Medicines” section above.

Tofersen – See the medicine description under “Our Phase 3 Medicines” section above.

ION373 (GFAP) – ION373 is an investigational antisense medicine targeting glial fibrillary acidic protein, or GFAP, mRNA we designed to inhibit the production of GFAP. We are developing ION373 as a potential therapy for Alexander disease, or AxD. AxD is a rare progressive and fatal neurological disease that affects the myelin sheath which protects nerve fibers. AxD is caused by a gain-of-function mutation in the GFAP gene and is characterized by progressive deterioration, including loss of skills and independence, generally leading to death in childhood or early adulthood.

Two major types of AxD have been defined. Type I onset typically occurs before 4 years of age and patients can experience head enlargement, seizures, limb stiffness, delayed or declining cognition, and lack of growth. Type II onset typically occurs after the age of 4 and symptoms can include difficulty speaking, swallowing, and making coordinated movements. AxD is most often fatal. There are treatments that can relieve symptoms, but there is no disease modifying therapy yet available to patients.

In April 2021, we initiated a pivotal study of ION373 in patients with AxD. The Phase 2/3 study of ION373 is a multi-center, double-blind, placebo-controlled, multiple-ascending dose study in up to 58 patients with AxD designed to assess the efficacy, safety and tolerability of ION373. Patients will receive ION373 or placebo for a 60-week period, after which all patients in the study will receive ION373 for a 60-week open-label treatment period. The primary endpoint is the change from baseline in the 10-Meter Walk Test, or 10MWT.

IONIS-C9Rx (BIIB078) – IONIS-C9Rx is an investigational antisense medicine we designed to selectively inhibit the production of the mutated chromosome 9 open reading frame 72, or C9ORF72, gene. A mutation in this gene results in an inherited form of ALS, referred to as C9ORF72-ALS, or C9-ALS, the most prevalent genetic cause of ALS worldwide. This mutation can lead to rapid progressive loss of motor neurons and is a fatal disease characterized by muscle weakness, loss of movement, and difficulty breathing and swallowing. IONIS-C9Rx is one of four medicines we have in development to treat ALS.

In August 2018, Biogen initiated a Phase 1/2 clinical study of IONIS-C9Rx in adult patients with C9-ALS. The Phase 1/2 study is a global, multi-center, randomized, double-blinded, placebo-controlled study designed to assess  safety, tolerability and activity of multiple ascending doses of IONIS-C9Rx administered intrathecally.

IONIS-C9Rx is being developed under our 2013 Strategic Neurology collaboration with Biogen.

IONIS-MAPTRx (BIIB080) – IONIS-MAPTRx is an investigational antisense medicine we designed to selectively inhibit production of the microtubule-associated protein tau, or tau, protein in the brain. We are developing IONIS-MAPTRx to treat people with Alzheimer’s disease, or AD, and potentially other neurodegenerative disorders characterized by the deposition of abnormal tau protein in the brain, such as certain forms of frontotemporal degeneration, or FTD, and progressive supranuclear palsy, or PSP.

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

In July 2021, we and Biogen reported positive topline data from our Phase 1/2 study of IONIS-MAPTRx in patients with mild Alzheimer’s disease at the Alzheimer’s Association International Conference, or AAIC. The Phase 1/2 study was a blinded, randomized, placebo-controlled, dose-escalation of IONIS-MAPTRx to evaluate the safety and activity of once-monthly intrathecal injections of IONIS-MAPTRx in patients with mild AD. The study showed that IONIS-MAPTRx met its primary objective of safety and tolerability in patients with mild Alzheimer’s disease. The study demonstrated robust time and dose dependent lowering of tau protein in cerebrospinal fluid over the three-month treatment period and sustained reductions during the six-month post-treatment period and IONIS-MAPTRx had a favorable safety and tolerability profile supportive of continued development.

In December 2019, Biogen exercised its option to license IONIS-MAPTRx. We were responsible for completing the Phase 1/2 study in patients with mild AD and a one-year long-term extension study. Biogen has responsibility for global development, regulatory and commercialization activities, and costs for IONIS-MAPTRx.

ION859 (LRRK2) (BIIB094) – ION859 is an investigational antisense medicine we designed to inhibit the production of the Leucine Rich Repeat Kinase 2, or LRRK2, protein as a potential therapy for Parkinson’s disease, or PD. The most common genetic mutations in PD are found in the LRRK2 protein. It is believed that increased LRRK2 protein activity could be one of the key drivers for developing PD. PD is a progressive neurodegenerative disease characterized by loss of neurons in the motor system. Patients with PD can experience tremors, loss of balance and coordination, stiffness, slowing of movement, changes in speech and in some cases cognitive decline. PD is ultimately fatal. There are treatments that can relieve symptoms, but there is no disease modifying therapy.

In August 2019, Biogen initiated a Phase 1/2 study evaluating ION859 in adult patients with PD. The Phase 1/2 study is a global, multi-center, randomized, double-blinded, placebo-controlled study designed to assess the safety, tolerability and activity of multiple ascending doses of ION859 administered intrathecally.

ION859 is being developed under our 2013 Strategic Neurology collaboration with Biogen.

ION464 (SNCA) (BIIB101) – ION464 is an investigational antisense medicine we designed to inhibit the production of the alpha-synuclein protein as a potential therapy for PD, Multiple System Atrophy, or MSA, and related synucleinopathies. Alpha-synuclein protein abnormally accumulates in the brains of PD and MSA patients and is thought to be one of the key drivers of these diseases. It is believed that decreasing the production of the alpha-synuclein protein will reduce the toxic effects of gain-of-function mutations.

In July 2020, we initiated a Phase 1/2 study evaluating ION464 in patients with MSA. The current study is a multi-center, randomized, double-blinded, placebo-controlled study designed to assess the safety and tolerability of multiple doses of ION464 administered intrathecally.

ION464 is being developed under our 2013 Strategic Neurology collaboration with Biogen.

ION541 (ATXN2) (BIIB105) – ION541 is an investigational antisense medicine we designed to reduce the production of the ataxin-2, or ATXN2, protein for the potential treatment of ALS. The reduction of ATXN2 has been shown to decrease aggregation of TDP-43, a toxic RNA binding protein found in most patients with ALS, including the approximately 90 percent of the ALS population with no known family history of ALS. ION541 is one of four medicines we have in development to treat ALS.

In October 2020, Biogen initiated a Phase 1/2 clinical study evaluating ION541 in this broad ALS population. The current study is a randomized, blinded, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of multiple ascending doses of ION541 administered intrathecally.

ION541 is being developed under our 2013 Strategic Neurology collaboration with Biogen.

ION582 (UBE3A) (BIIB121) – ION582 is an investigational antisense medicine we designed to inhibit the expression of the UBE3A transcript, or UBE3A-ATS for the potential treatment of Angelman Syndrome, or AS. AS is a rare, genetic neurological disease caused by the loss of function of the maternally inherited UBE3A gene. Angelman syndrome typically presents in infancy and is characterized by intellectual disability, balance issues, motor impairment, and debilitating seizures. Some patients are unable to walk or speak. Some symptoms can be managed with existing drugs; however, there is no disease modifying therapy. It is estimated that there are more than 60,000 patients with AS in the U.S. and EU.

In December 2021, we initiated the Phase 1/2 study, HALOS, of ION582 in patients with Angelman syndrome. The study is an open label dose-escalation study enrolling up to 44 participants to assess the safety, tolerability and activity of multiple ascending doses of ION582.

ION582 is being developed under our 2012 Neurology collaboration with Biogen.

Tominersen (HTT) (RG6042) – Tominersen (formerly IONIS-HTTRx) is an investigational antisense medicine we designed to target the underlying cause of Huntington’s disease, or HD, by reducing the production of all forms of the huntingtin protein, or HTT, including its mutated variant, or mHTT. HD is an inherited genetic brain disorder that results in the progressive loss of both mental faculties and physical control. It is caused by the expansion of the CAG trinucleotide sequence in the HTT gene. The resulting mutant HTT protein is toxic and gradually destroys neurons. Symptoms usually appear between the ages of 30 and 50 and worsen over a 10 to 25-year period. Ultimately, the weakened individual succumbs to pneumonia, heart failure or other complications. Presently, there is no effective treatment or cure for the disease, and currently available medicines only mask the patient’s symptoms but do not slow down the underlying loss of neurons.

In January 2022, Roche announced plans to initiate a new Phase 2 trial to evaluate tominersen in patients with HD based on findings from a post-hoc analysis of the Phase 3 GENERATION HD1 study. The findings from the post-hoc analysis suggested tominersen may benefit younger adult patients with lower disease burden. As a result, Roche is in the early stages of designing a Phase 2 clinical trial to explore different doses of tominersen in this patient population.

Roche conducted the Phase 3 study, GENERATION HD1,of tominersen in patients with HD. The Phase 3 study was a randomized, multicenter, double-blind, placebo-controlled study that recruited 791 participants from 18 countries around the world. In March 2021, Roche announced that dosing would be stopped in the study following a recommendation from the independent data monitoring committee, or iDMC, based on an overall benefit/risk assessment. The study is ongoing without dosing to allow participants to be followed for safety and clinical outcomes. Roche anticipates the study will complete in March/April 2022.

Roche is also conducting the GEN-EXTEND study, an OLE study for participants coming from any prior Roche HD study. The study is ongoing without dosing to allow participants to be followed for safety and clinical outcomes. Roche anticipates the study will complete in March/April 2022. In parallel with the OLE, Roche initiated a natural history study in a similar patient population to the OLE aimed at further understanding the natural progression of HD.

We completed a randomized, placebo-controlled, dose escalation, Phase 1/2 clinical study of tominersen in patients with early-stage HD. In this study, we observed dose-dependent reductions of mHTT among patients treated with tominersen and a favorable safety and tolerability profile supporting continued development. The data from this study were published in The New England Journal of Medicine in May 2019.

The European Medicines Agency, or EMA, granted PRIority MEdicines scheme, or PRIME, designation to tominersen. EMA PRIME status is granted to medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. The FDA and EMA granted Orphan Medicine Designation for tominersen to treat people with HD.

In December 2017, Roche exercised its option to license tominersen. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for tominersen.

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

In the fourth quarter of 2017, we licensed IONIS-DNM2-2.5Rx to Dynacure. As a result, Dynacure is responsible for global development, regulatory and commercialization activities, and costs for IONIS-DNM2-2.5Rx.

Specialty Rare Medicines in Development

Our emerging specialty rare disease pipeline is comprised of medicines that are outside of our cardiovascular and neurological franchises, but we believe could represent a compelling opportunity for us.

Sapablursen (TMPRSS6) – Sapablursen (formerly IONIS-TMPRSS6-LRx) is an investigational LICA medicine we designed to target the TMPRSS6 gene to modulate the production of hepcidin, which is the key regulator of iron homeostasis. By modulating hepcidin expression, sapablursen has the potential to positively impact diseases characterized by iron excess, such as β-thalassemia, and iron deficiency, such as polycythemia vera, or PV.

β-thalassemia is a rare, genetic and potentially fatal form of chronic anemia resulting in hepcidin deficiency, severely reduced red blood cell production and iron toxicity. In some cases, iron accumulates in major organs, such as the heart and liver, which can be fatal. The current standard-of-care involves symptom management, including blood transfusions and iron chelation. There are no approved disease-modifying treatments for β-thalassemia.

PV is a rare, non-genetic and potentially fatal disease caused by overproduction of red blood cells. This overproduction leads to a thickening of the blood, which increases patients’ risk of life-threatening blood clots, including in the lungs, heart and brain. Patients with PV also experience severe iron deficiency due to hepcidin overexpression. The current standard-of-care for PV involves symptom management. There are no approved disease-modifying treatments for PV.

 In August 2020, we initiated a Phase 2 study evaluating sapablursen in patients with non-transfusion dependent, or NTDT, β-thalassemia intermedia. The Phase 2 study is multi-center, randomized, open-label study in approximately 36 patients we designed assess the efficacy, safety, and tolerability of sapablursen administered monthly subcutaneously. The primary endpoint is the percentage of participants with a greater than or equal to 1.0 g/dl increase from baseline in hemoglobin at week 27.

In January 2022 we initiated a Phase 2 study evaluating sapablursen in patients with Phlebotomy Dependent Polycythemia Vera, or PD-PV. The Phase 2 study is a multi-center, randomized, open-label study in approximately 40 patients designed to assess the efficacy, safety and tolerability of sapablursen. The primary endpoint is Change in the frequency of phlebotomy comparing baseline with the last 20 weeks of the 37-week treatment period.

In December 2018, we presented positive data from our Phase 1 study of sapablursen in healthy volunteers at the American Society of Hematology Annual Meeting. The Phase 1 study demonstrated dose-dependent reductions of serum iron and serum transferrin saturation with sapablursen. Additionally, we observed an increase in serum hepcidin and predicted changes in hemoglobin and sapablursen had a favorable safety and tolerability profile supportive of continued development.

Cimdelirsen (GHR) – Cimdelirsen (formerly IONIS-GHR-LRx) is an investigational LICA medicine we designed to inhibit the production of growth hormone receptor, or GHr, to decrease the circulating level of insulin-like growth factor-1, or IGF-1. Elevated levels of IGF-1 results in acromegaly, a chronic, slowly progressing and potentially fatal disease. Patients with acromegaly experience multiple chronic conditions, such as type 2 diabetes, hypertension, and respiratory complications and premature death. Current treatments to block IGF-1 are often unsuccessful. Drug treatments to normalize IGF-1 levels are also available but are associated with potentially serious side effects.

In January 2021, we initiated a Phase 2 study of cimdelirsen evaluating cimdelirsen as a monotherapy in patients with acromegaly. The Phase 2 study is a multi-center, randomized, open label study in approximately 40 patients to assess the efficacy, safety and tolerability of cimdelirsen. The primary endpoint is the percent change from baseline in IGF-1 to week 27.

We completed a Phase 2 study evaluating cimdelirsen as an add-on therapy in patients with uncontrolled acromegaly despite stable therapy with long-acting somatostatin receptor ligands, or SRL. Based on the results of this Phase 2 study and a preliminary analysis of the ongoing open-label study, proof of mechanism was achieved with a strong indication of proof of concept supporting the continued development of cimdelirsen. Due to enrollment difficulties associated with the COVID-19 pandemic, the study closed early, resulting in smaller cohort sizes than planned. While no longer powered to assess the primary endpoint (percentage of IGF- lowering at Day 141) in accordance with the protocol, the study did permit placebo-controlled evaluation of safety and efficacy. Cimdelirsen had a favorable safety and tolerability profile supportive of continued development.

We also completed a Phase 1, blinded, placebo-controlled, dose-escalation study of cimdelirsen in healthy volunteers. In this study, cimdelirsen demonstrated a favorable safety and tolerability profile supporting continued development.

Other Medicines in Development

We continue to advance other medicines in clinical development targeting metabolic diseases, infectious diseases, renal diseases, ophthalmic diseases and cancer.

*China Only

ION224 (DGAT) – ION224 is an investigational LICA medicine designed to reduce the production of DGAT2, or diacylglycerol acyltransferase 2, to treat patients with nonalcoholic steatohepatitis, or NASH. NASH is a common liver disease characterized by liver steatosis, inflammation and scarring and can lead to increased risk of cardiovascular disease, liver cancer, need for liver transplantation and early death. DGAT2 is an enzyme that catalyzes the final step in triglyceride synthesis in the liver. Reducing the production of DGAT2 should therefore decrease triglyceride synthesis in the liver. In animal studies, antisense inhibition of DGAT2 significantly improved liver steatosis, lowered blood lipid levels and reversed diet-induced insulin resistance.

NASH is sometimes considered a “silent” liver disease because people with early-stage NASH feel well, even though they are starting to accumulate fat in their livers and may not be aware that they have the disease. However, NASH can develop into more severe diseases such as liver cirrhosis and liver failure. Currently, liver transplant is the only therapeutic option for patients with liver cirrhosis. In addition, NASH has been shown to be a major risk factor for the development of liver cancer.

Nonalcoholic fatty liver disease, or NAFLD, describes the full spectrum of liver disease progression from fatty liver to NASH to cirrhosis to hepatocellular carcinoma. NASH epidemiology studies have estimated 13 to 32 percent of the global population has NAFLD, 1.5 to 6.5 percent have NASH, and approximately 9 percent of NASH patients progress to advanced liver disease. There are currently no commercially available medications to treat NASH.

In June 2021, we initiated a Phase 2 study of ION224 in patients with confirmed non-alcoholic steatohepatitis. The Phase 2 study is a multi-center, randomized, double-blind, placebo-controlled clinical study enrolling approximately 150 patients designed to assess the efficacy, safety and tolerability of multiple subcutaneous doses of ION224 on NASH histologic improvement.

Bepirovirsen (HBV) (GSK3228836) – Bepirovirsen (formerly IONIS-HBVRx) is an investigational antisense medicine we designed to inhibit the production of viral proteins associated with hepatitis B virus, or HBV. These include proteins associated with infection and replication, including the hepatitis B surface antigen, or HBsAg, which is present in both acute and chronic infections and is associated with a poor prognosis in people with chronic HBV infection.

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

GSK is conducting a broad Phase 2 program for bepirovirsen. The B-Clear study is a Phase 2b randomized, double-blinded, placebo-controlled study in approximately 440 patients with chronic HBV. The primary endpoint is the percentage of patients achieving HBV surface antigen and HBV DNA less than the lower limit of quantitation. Additionally, GSK is conducting two open label Phase 2 studies and a long-term follow up study in patients with chronic HBV.

In November 2019, GSK reported results of the Phase 2a study of bepirovirsen in patients with chronic HBV infection at the American Association for the Study of Liver Diseases annual meeting. In the Phase 2a study, bepirovirsen demonstrated target engagement with dose dependent declines in HBsAg with up to 3-log reductions in HBsAg at one month, including two patients who achieved reductions in HBsAg and HBV DNA below levels of detection. Additionally, bepirovirsen had a favorable safety and tolerability profile supportive of continued development.

In August 2019, GSK exercised its option to license our HBV program following the positive Phase 2 results described above. As a result, GSK is responsible for global development, regulatory and commercialization activities, and costs for the HBV program.

IONIS-FB-LRx – IONIS-FB-LRx is an investigational LICA medicine we designed to inhibit the production of complement factor B, or FB. Genetic association studies have shown that overaction of this cascade has been associated with the development of several complement-mediated diseases, including IgA nephropathy, or IgAN, and dry age-related macular degeneration, or AMD.

IgAN is one of the most common causes of inflammation that impairs the filtering ability of kidneys and is an important cause of chronic kidney disease and renal failure. Also known as Berger’s disease, IgAN is characterized by deposits of IgA in the kidneys, resulting in inflammation and tissue damage.

AMD is the leading cause of central vision loss in developed countries. It is estimated that the disease will affect more than three million people in the U.S. by 2026. AMD is believed to be a systemic disease with local disease manifestation at the aging retinal macula. AMD gradually destroys vision in the center of the visual field due to progressive damage of the retina. Geographic atrophy, or GA, is an advanced form of AMD and accounts for approximately fifteen percent of all patients with cases of AMD.

In September 2019, we initiated a Phase 2 study of IONIS-FB-LRx in patients with IgA nephropathy. The Phase 2 study is a single-arm, open-label study designed to assess the efficacy, safety and tolerability of IONIS-FB-LRx administered subcutaneously in adults with primary IgA nephropathy. The primary endpoint is the percent reduction in 24-hour urine protein excretion from baseline to week 29.

In May 2017, we reported data from a Phase 1 study evaluating IONIS-FB-LRx in 54 healthy volunteers. The Phase 1 study was a randomized, placebo-controlled, dose-escalation study. Subjects were treated with a single dose of IONIS-FB-LRx achieved dose-dependent reductions in plasma FB of up to 50 percent. Treatment with multiple doses of IONIS-FB-LRx during a six-week period resulted in greater reductions in circulating FB levels. IONIS-FB-LRx had a favorable safety and tolerability profile supportive of continued development.

In June 2019, we initiated a Phase 2 study evaluating IONIS-FB-LRx in patients with GA secondary to age-related macular degeneration. The study is a randomized, masked, placebo-controlled study designed to assess the efficacy, safety and tolerability of multiple ascending doses of IONIS-FB-LRx administered subcutaneously in adults with GA. The primary endpoint is the absolute change from baseline in GA area at week 49.

IONIS-FB-LRx is being developed under our collaboration with Roche.

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

ION357 (RHO) (QR-1123) – ION357 (formerly IONIS-RHO-2.5Rx), is an investigational antisense medicine we designed to treat patients with a genetic form of autosomal dominant retinitis pigmentosa by inhibiting the production of the rhodopsin P23H mutant protein in the eye while allowing normal protein to be expressed.

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

In November 2019, ProQR initiated a Phase 1/2 clinical study evaluating ION357 in patients with RP. The Phase 1/2 study is a randomized, masked, placebo-controlled study designed to assess the safety, tolerability and activity of ION357 in adult patients with RP.

In the fourth quarter of 2018, we licensed ION357 to ProQR. As a result, ProQR is responsible for global development, regulatory and commercialization activities, and costs for ION357.

ION736 (FOXP3) (AZD8701) – ION736, is an investigational antisense medicine designed to reduce the production of Forkhead Box P3, or FOXP3, for the treatment of patients with cancer. FOXP3 is a protein involved in the function of immuno-suppressive T regulatory cells (Tregs). Tregs, which are found at high levels in various types of cancers, often predict poor survival and poor response to immune checkpoint therapeutics. Preclinical studies have demonstrated that FOXP3 downregulation resulted in an increased immune response and anti-tumor activity. Moreover, the combination of antisense inhibition of FOXP3 with other immuno-oncology drugs led to enhanced anti-tumor activity.

In August 2020, AstraZeneca initiated a first-in-human open label study of ION736 in patients with select advanced solid tumors. The study is a multi-center, open label multi-arm study in approximately 123 patients designed to evaluate the efficacy, safety and tolerability of ION736 administered intravenously as monotherapy and in combination with durvaluamb (MEDI4736) in patients with advanced solid tumors.

In the second quarter of 2020, we licensed ION736 to AstraZeneca. As a result, AstraZeneca is responsible for global development, regulatory and commercialization activities, and costs for ION736.

IONIS-AR-2.5Rx – IONIS-AR-2.5Rx is an investigational antisense medicine we designed to treat people with prostate cancer by reducing the production of all known forms of androgen receptor, or AR, including variants of the AR gene. Prostate cancer is the second leading cause of cancer deaths in American men. Prostate cancer growth, proliferation and progression are all androgen-dependent and AR function is involved in disease progression at all stages of prostate cancer. For patients diagnosed with metastatic prostate cancer, current treatments largely involve opposing the action of androgens by blocking the androgen receptor or removing circulating androgens. Resistance to current therapies is frequent.

An open-label, dose-escalation, Phase 1/2 clinical study of IONIS-AR-2.5Rx was completed in people with advanced tumors for which the androgen receptor pathway is potentially a contributing factor. The study was primarily conducted in prostate cancer patients, and it showed durable responses in a number of those patients. IONIS-AR-2.5Rx had a safety and tolerability profile supportive of continued development.

In March 2017, we licensed IONIS-AR-2.5Rx to Suzhou-Ribo to develop and commercialize the medicine in China. In the third quarter of 2021, we entered into a license agreement with Flamingo Therapeutics for the development and commercialization of certain programs from Ionis’ oncology pipeline, including IONIS-AR-2.5Rx outside of China.

Danvatirsen (STAT3) – Danvatirsen (formerly IONIS-STAT3-2.5Rx) is an investigational antisense medicine we designed to inhibit the production of signal transducer and activator of transcription 3, or STAT3, to treat people with cancer. STAT3 is a protein involved in the translation of key factors critical for tumor cell growth and survival. STAT3 is over-active in a variety of cancers, including brain, lung, breast, bone, liver, and multiple myeloma. Overactivity in STAT3 prevents cancer cell death and promotes tumor cell growth.

In October 2018, we reported data from a Phase 1/2 study of danvatirsen in combination with durvalumab in recurrent metastatic head and neck cancer. The combination treatment resulted in seven percent of patients achieving a complete tumor response and 23 percent achieving either a partial or complete tumor response. This response rate is estimated to be double that with durvalumab alone, based on previous studies in this difficult to treat patient population. Danvatirsen had a safety and tolerability profile supportive of continued development.

In the third quarter of 2021, we entered into a license agreement with Flamingo Therapeutics for the development and commercialization of certain programs from Ionis’ oncology pipeline, including danvatirsen.

Phase 1 Medicines in Clinical Development

Our early-stage pipeline is comprised of medicines to treat a number of diseases, including from our cardiovascular franchise. It includes medicines based on our latest technology advancements. As we continue to add new investigational medicines to our pipeline, we believe these medicines have the potential to expand our mid and late-stage pipelines.

Antisense Technology

Our antisense technology is an innovative platform for discovering first-in-class and/or best-in-class medicines. Antisense medicines target RNA, the intermediary that conveys genetic information from a gene to the protein synthesis machinery in the cell. By targeting RNA instead of proteins, we can use antisense technology to increase, decrease or alter the production of specific proteins. The unique properties of antisense technology provide several advantages over other drug discovery technologies.

These advantages include:

●
Direct intervention in the disease process at the genetic level by targeting RNA: antisense technology represents a direct route from gene to drug. The explosion in genomic information and RNA biology has led to the discovery of many new disease-causing proteins and RNAs and has created new opportunities that are uniquely accessible by antisense technology.

●	Precise specificity: we design antisense medicines to target a single RNA, minimizing the possibility of binding to unintended targets, which can cause unwanted side effects.
●
Good drug properties: antisense medicines distribute well throughout the body. They also have a long half-life, in the range of weeks to months, which means patients and/or healthcare providers can dose our medicines weekly, monthly or even less frequently depending on the medicine and target tissue.

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

We develop antisense medicines we believe will pioneer new markets and change standards of care. Our areas of focus include cardiovascular and neurological diseases.

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

We have developed the majority of the medicines in our pipeline using our advanced screening methods to produce medicines with what we believe have strong safety and tolerability profiles. We continue to advance our antisense technology to create even more potent medicines that we can use in more tissues and against more targets. These advances allow us to expand the mechanisms through which we can use our medicines and provide us with greater opportunities to use our antisense medicines to treat a greater number of diseases and reach more patients. Today our medicines and those entering our pipeline utilize our key technology advances, including our Generation 2.5 and our LICA technology.

Generation 2.5 chemistry, used in several medicines in our pipeline, enables up to 10-fold greater potency compared to our medicines using our earlier chemistries. This increased potency enables broad distribution throughout the body and target engagement to multiple tissues including liver, kidney, lung, muscle, adipose, adrenal gland, peripheral nerves and tumor tissues.

LICA is a chemical technology we developed that involves attaching a molecule called a ligand that binds with receptors on the surfaces of cells in a highly specific manner. Because these receptors are often found only on certain cell types, LICA allows us to increase effective delivery of our antisense medicines with higher specificity to certain cell types that express these receptors relative to non-conjugated antisense medicines. As of December 2021, we have an integrated assessment of data from multiple LICA medicines and clinical programs which demonstrates that our LICA technology for liver targets can increase potency by 20-30-fold over our non-LICA antisense medicines.

In addition to the increase in potency, our LICA platform has consistently demonstrated favorable safety and tolerability. Pelacarsen exemplifies these improvements. We designed this medicine to reduce the production of Apo(a) protein in the liver to offer a direct approach for reducing Lp(a). Pelacarsen was the first medicine to selectively and robustly reduce Lp(a) levels below threshold levels associated with CVD in nearly all patients and demonstrated a favorable safety and tolerability profile in the Phase 2 study. The study included more than 280 patients, with 98 percent of patients in the high dose group achieving levels below 50 mg/dL, the recognized risk threshold for CVD.

We can also combine our LICA technology with our Generation 2.5 chemistry, further increasing potency. In addition to the LICA technology for liver targets, we are also developing LICA conjugation technology that we can use to target other tissues, such as pancreas and muscle, and initial results in animals are promising.

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

When using antisense technology to inhibit the production of disease-causing proteins or reduce levels of harmful RNAs, our antisense medicines bind to the target RNA via highly specific nucleotide pairing, or hybridization, and recruit a cellular enzyme called ribonuclease H1, or RNase H1, to degrade the target RNA. The antisense medicine itself remains intact during this process, so it can remain active against additional target RNA molecules and repeatedly trigger their degradation (Figure 4). Examples of our antisense medicines that use the RNase H1 mechanism to reduce disease protein production include, TEGSEDI, WAYLIVRA, eplontersen, olezarsen, donidalorsen, ION363, pelacarsen, tofersen and others.

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

We are also making progress in designing antisense medicines to target long, non-coding RNAs, or lncRNAs and RNAs that possess a toxic function in human diseases. Many of these RNAs, such as lncRNAs, do not make proteins but often cause disease by regulating the function of other genes or proteins. In 2014, we published a paper in Nature in which we were the first to show that targeted reduction of a lncRNA with an antisense compound can ameliorate certain cognitive deficits in a mouse model of Angelman syndrome, or AS. In 2021, we initiated the HALOS study, a Phase 1/2a study of ION582 in patients with AS.

Because the efficiency of our core technology platform can support multiple target-based antisense research programs, we can develop antisense medicines to target a broad range of diseases, efficiently producing a large and broad proprietary portfolio of medicines. We are currently pursuing antisense drug discovery programs focused on neurological, cardiovascular, and other diseases.

Collaborative Arrangements

We have established alliances with a cadre of leading global pharmaceutical companies. Our partners include the following companies, among others: AstraZeneca, Bayer, Biogen, GSK, Novartis, and Roche. Through our partnerships, we have earned both commercial revenue and a broad and sustaining base of R&D revenue in the form of license fees, upfront payments and milestone payments. In 2021, we recognized $810 million in revenue, the majority of which was from our partnered medicines and programs. We have the potential to earn more than $24 billion in future milestone payments, licensing fees and other payments from our current partnerships. In addition, we are eligible to receive up to mid-20 percent royalties under certain partnerships. Below, we include the significant terms of our collaboration agreements. For additional details, including other financial information, see Note 6, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with SMA. We and Biogen are currently developing nine investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, AS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through December 2021, we have received $3.2 billion from our Biogen collaborations.

Spinal Muscular Atrophy Collaborations

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. From inception through December 2021, we generated more than $1.6 billion in total revenue under our SPINRAZA collaboration, including nearly $1.2 billion in revenue from SPINRAZA royalties and more than $435 million in R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA. Biogen is responsible for global development, regulatory and commercialization activities and costs for SPINRAZA.

New antisense medicines for the treatment of SMA

In December 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. Biogen has the option to license therapies arising out of this collaboration following the completion of preclinical studies. Upon licensing, Biogen will be responsible for global development, regulatory and commercialization activities and costs for such therapies. Under the collaboration agreement, we received a $25 million upfront payment in December 2017. In December 2021, we earned a $60 million license fee payment when Biogen exercised its option to license ION306. Biogen is solely responsible for the costs and expenses related to the development, manufacturing and potential future commercialization of ION306 following the option exercise.

We will receive development and regulatory milestone payments from Biogen if new medicines advance towards marketing approval. In total over the term of our collaboration, we are eligible to receive up to $1.2 billion in license fees, milestone payments and other payments, including up to $555 million if Biogen advances ION306. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration.

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

In June 2018, we received $1 billion from Biogen, comprised of $625 million to purchase our stock at an approximately 25 percent cash premium and $375 million in an upfront payment. We are eligible to receive up to $270 million in milestone payments for each medicine that achieves marketing approval. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. We are currently advancing nine programs under this collaboration and through December 2021, we have generated nearly $1.1 billion in payments, including $23 million in milestone payments generated in 2021 when Biogen advanced three programs under this collaboration.

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

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all medicines developed under this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that Biogen successfully commercializes under this collaboration. Through December 2021, we have generated over $280 million under this collaboration, including $10 million we received from Biogen in 2021 when Biogen advanced ION541, an investigational medicine targeting ATXN2 to treat patients with ALS.

2012 Neurology

In December 2012, we and Biogen entered into a collaboration agreement to develop and commercialize novel antisense medicines to treat neurodegenerative diseases. We are responsible for the development of each of the medicines through the completion of the initial Phase 2 clinical study for such medicine. Biogen has the option to license a medicine from each of the programs through the completion of the first Phase 2 study for each program. Under this collaboration, we are currently advancing IONIS-MAPTRx for Alzheimer’s disease and ION582 for AS. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. In December 2019, Biogen exercised its option to license IONIS-MAPTRx and as a result Biogen is now responsible for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx.

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million in a license fee and milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that Biogen successfully commercializes under this collaboration. Through December 2021, we have generated over $165 million under our collaboration, including $10 million we received from Biogen for advancing ION582 during 2021.

Joint Development and Commercialization Arrangement

AstraZeneca

Eplontersen Collaboration

In December 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. We are jointly developing and preparing to commercialize eplontersen with AstraZeneca in the U.S. AstraZeneca obtained exclusive rights to commercialize eplontersen outside the U.S., except certain countries in Latin America. Under the terms of the agreement, we received a $200 million upfront payment. We are eligible to receive up to $485 million in development and approval milestones, and up to $2.9 billion in sales-related milestone payments. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

The collaboration also includes territory-specific development, commercial and medical affairs cost-sharing provisions. AstraZeneca will pay 55 percent of the costs associated with the ongoing global Phase 3 development program. As we will continue to lead the Phase 3 development program, we will recognize as revenue the 55 percent of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we will recognize cost-share funding we receive from AstraZeneca related to these activities as a reduction of our commercial and medical affairs expenses. Through December 2021, we have generated $200 million in payments under this collaboration.

Research and Development Partners

AstraZeneca

In addition to our collaboration for eplontersen, we have two other collaborations with AstraZeneca. One is focused on the treatment of cardiovascular, renal and metabolic diseases and the other is focused on the treatment of oncology diseases. We and AstraZeneca are currently developing six medicines under these collaborations. From inception through December 2021, we have generated nearly $425 million from our AstraZeneca research and development collaborations.

Cardiovascular, Renal and Metabolic Diseases Collaboration

In July 2015, we and AstraZeneca formed a collaboration to discover and develop antisense therapies for treating cardiovascular, renal and metabolic diseases. Under our collaboration, AstraZeneca has licensed five medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed.

Under the terms of the agreement, we received a $65 million upfront payment. We are eligible to receive license fees and milestone payments of up to more than $5.5 billion as medicines under this collaboration advance. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. Through December 2021, we have generated over $280 million in payments, including $40 million we earned in 2021 for two targets that AstraZeneca is advancing for a metabolic disease.

Oncology Collaboration

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense medicines to treat cancer. We and AstraZeneca also established an oncology research program. In 2020, AstraZeneca licensed ION736, an investigational medicine in development targeting FOXP3 for the treatment of cancer. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for ION736.

Under the terms of this agreement, we received $31 million in upfront payments. We are eligible to receive license fees and milestone payments of up to more than $265 million as this collaboration advances. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. Through December 2021, we have generated over $140 million in payments under this collaboration, including $13 million we earned in 2020 when AstraZeneca licensed ION736.

Bayer

In May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis and we received a $100 million upfront payment. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of fesomersen (formerly IONIS-FXI-LRx), which Bayer licensed. In conjunction with the amendment, we received a $75 million payment. In October 2019, Bayer decided to advance fesomersen following positive clinical results. Bayer is now responsible for all global development, regulatory and commercialization activities and costs for the FXI program. We are eligible to receive additional milestone payments as the FXI program advances toward the market. Over the term of the collaboration, we are eligible to receive up to $385 million in license fees, milestone payments and other payments. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both medicines combined. Through December 2021, we have generated over $190 million under this collaboration.

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Under the collaboration, we received upfront payments of $35 million. Our collaboration with GSK covers bepirovirsen, an investigational antisense medicine we designed to reduce the production of viral proteins associated with HBV infection. In 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program.

Under our agreement, if GSK successfully develops bepirovirsen and achieves pre-agreed sales targets, we could receive license fees and milestone payments of more than $260 million. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that GSK successfully commercializes under this alliance. Through December 2021, we have generated over $185 million in payments under our collaboration.

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. We received a $75 million upfront payment in February 2017. In February 2019, Novartis licensed pelacarsen and we earned a $150 million license fee. Novartis is responsible for conducting and funding future development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study, which Novartis initiated in December 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen.

Under the collaboration, we are eligible to receive up to $675 million in milestone payments related to pelacarsen. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. Through December 2021, we have generated nearly $425 million under our collaboration including an upfront payment, license fee, milestone payments and other payments from this collaboration, including a $25 million milestone payment we earned in 2021 when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen.

In conjunction with this collaboration, we entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017.

Roche

Huntington’s Disease

In April 2013, we formed an alliance with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, to develop treatments for HD based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early stage HD. In December 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen and is now responsible for the global development, regulatory and commercialization activities and costs for tominersen. In March 2021, Roche discontinued dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. In January 2022, Roche announced it is actively preparing to initiate a new Phase 2 study of tominersen in patients with HD. Post-hoc analyses from the GENERATION HD1 study suggested tominersen may benefit younger adult patients with lower disease burden.

Under the terms of the agreement, we received an upfront payment of $30 million in April 2013. We are eligible to receive up to $365 million in a license fee and milestone payments as tominersen advances. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales from any product resulting from this alliance. Through December 2021, we have generated $150 million under our collaboration.

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

Under the terms of this agreement, we received a $75 million upfront payment in October 2018. We are eligible to receive more than $680 million including a license fee and milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to twenty percent on net sales. Through December 2021, we have generated over $75 million under our collaboration.

Commercialization Partnerships

Swedish Orphan Biovitrum AB (Sobi)

We began commercializing TEGSEDI and WAYLIVRA in Europe in January 2021 and TEGSEDI in North America in April 2021 through distribution agreements with Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. In exchange, we earn a distribution fee on net sales from Sobi for each medicine.

PTC Therapeutics

In August 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In December 2021, we started receiving royalties from PTC for TEGSEDI sales.

Technology Enhancement Collaboration

Bicycle License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LICA medicines. In July 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricts our ability to trade our Bicycle shares for one year. In 2021, we recorded a $7 million equity investment for the shares we received in Bicycle. We recognized the remaining $35 million as R&D expense in 2021. From inception through December 2021, we have paid Bicycle $47 million under this collaboration agreement.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, we co-exclusively (with ourselves) licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics, with Alnylam having the exclusive right to grant platform sublicenses for double-stranded RNAi.  In exchange for such rights, Alnylam gave us a technology access fee, participation in fees from Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. We retained exclusive rights to our patents for single-stranded antisense therapeutics and for a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi therapeutics targeting a limited number of therapeutic targets on a nonexclusive basis. Additionally, in 2015, we and Alnylam entered into an alliance in which we cross-licensed intellectual property. Under this alliance, we and Alnylam each obtained exclusive license rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

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

Manufacturing

We manufacture most of the drug product we use for our research and development activities ourselves. We have also manufactured API and commercial supply for our approved medicines. We have dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since we can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide medicines, we found that the same techniques we used to efficiently manufacture one oligonucleotide medicine could help improve the manufacturing processes for our other antisense medicines. By developing several proprietary chemical processes to scale up our manufacturing capabilities, we have greatly reduced the cost of producing oligonucleotide medicines. For example, we have significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing our capacity to make our medicines. Through both our internal research and development programs and collaborations with outside vendors we may achieve even greater efficiency and further cost reductions.

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

We believe we have sufficient manufacturing capacity at our own facility or at contract manufacturing organizations, or CMOs, to meet our current internal research, development and potential commercial needs, as well as our obligations under existing agreements with our partners for research, development and commercial material. As we continue to advance our wholly owned medicines through Phase 3 development, we will begin to manufacture process performance qualification batches and pre-approval inspection batches of our Phase 3 medicines that may be used for regulatory submissions and, pending regulatory approval, commercial sale. We believe our current network of CMO partners are capable of providing sufficient quantities to meet anticipated commercial demands. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity and diversify our supply chain. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, it is possible that identifying and establishing relationships with such sources, if necessary, could result in significant delay or material additional costs. We also could experience a disruption in supply from our current CMO partners.

CMOs are subject to the FDA’s cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our CMO partners for continued compliance with cGMP requirements and applicable foreign standards.

Specifically, we have the following in place for our approved medicines, SPINRAZA, TEGSEDI and WAYLIVRA and our medicines in Phase 3 development: eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen.

SPINRAZA

Biogen is responsible for SPINRAZA drug supply.

TEGSEDI and WAYLIVRA

For TEGSEDI’s commercial drug supply, we are using CMOs to produce custom raw materials, active pharmaceutical ingredient, or API, and finished goods. For WAYLIVRA’s commercial drug supply, we have manufactured custom raw materials and API. We are using CMOs to produce the finished goods for WAYLIVRA. Our CMO partners have extensive technical expertise and cGMP experience. We believe our we and our current network of CMO partners are capable of manufacturing sufficient quantities to meet anticipated commercial demands.

Eplontersen

Our CMO partner supplied the API and the finished drug product for eplontersen’s Phase 3 program. Pursuant to our collaboration with AstraZeneca, we will manufacture and supply eplontersen through a CMO for the ongoing clinical trials and process qualifications. AstraZeneca is responsible for commercial supply.

Olezarsen, Donidalorsen, ION363

We have supplied the API and the finished drug product for olezarsen, donidalorsen and ION363 that we believe will be sufficient through the completion of the Phase 3 programs for each medicine. We plan to leverage our relationships with CMOs to procure long-term raw material and drug supplies at competitive prices in the future.

Pelacarsen

We supplied the API and the finished drug product for pelacarsen’s Phase 3 study. Pursuant to our collaboration with Novartis, Novartis is responsible for any further pelacarsen drug supply.

Tofersen

We manufactured the first batch of API for tofersen in 2015 to support the first in human studies under our collaboration agreement with Biogen. Pursuant to our collaboration with Biogen, Biogen is responsible for tofersen drug supply. Biogen has an oligonucleotide synthesis manufacturing facility that gives it the capability to manufacture tofersen for all subsequent clinical studies and potential commercialization, including supplying the API for the current Phase 3 study.

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

LIgand-Conjugated Antisense (LICA) Technology

We also have patent claims to new chemistries created to enhance targeting of antisense medicines to specific tissues and cells to improve a drug’s properties. We designed our GalNAc LICA medicines to provide an increase in potency for targets in the liver. We have successfully obtained issued patent claims covering our LICA technology conjugated to any modified oligonucleotide, including gapmers, double-stranded siRNA compounds, and fully modified oligonucleotides. The following patents are some examples of our issued patents in this category:

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

SPINRAZA and Survival Motor Neuron

We believe SPINRAZA is protected from generic competition in the U.S. until at least 2035 and in Europe until at least 2030 by a suite of patents. These issued patents include: (i) patents licensed from the University of Massachusetts drawn to antisense compounds having the sequence of SPINRAZA, independent of chemical modification and uses of such compounds for treating SMA, and (ii) joint patents with Cold Spring Harbor Laboratory claiming fully modified 2’MOE compositions targeting SMN2, including the precise composition of matter of SPINRAZA and methods of using such compositions. We have filed for patent term extension, to potentially extend the term beyond 2030. With Biogen’s license of SPINRAZA, we assigned our interest in these patents to Biogen. The table below lists some key issued patents protecting SPINRAZA in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	10,266,822	SPINAL MUSCULAR ATROPHY (SMA) TREATMENT VIA TARGETING OF SMN2 SPLICE SITE INHIBITORY SEQUENCES	2025	Methods of increasing exon-7 containing SMN2 mRNA in a cell using an oligonucleotide having the sequence of SPINRAZA
United States	8,110,560	SPINAL MUSCULAR ATROPHY (SMA) TREATMENT VIA TARGETING OF SMN2 SPLICE SITE INHIBITORY SEQUENCES	2025	Methods of using antisense oligonucleotides having sequence of SPINRAZA to alter splicing of SMN2 and/or to treat SMA
Europe	1910395	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING	2026	Sequence and chemistry (full 2’-MOE) of SPINRAZA
Europe	3308788	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING	2026	Pharmaceutical compositions that include SPINRAZA
United States	7,838,657	SPINAL MUSCULAR ATROPHY (SMA) TREATMENT VIA TARGETING OF SMN2 SPLICE SITE INHIBITORY SEQUENCES	2027	Oligonucleotides having sequence of SPINRAZA
United States	8,361,977	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING	2030	Sequence and chemistry (full 2’-MOE) of SPINRAZA
United States	8,980,853	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING IN A SUBJECT	2030	Methods of administering SPINRAZA
United States	9,717,750	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING IN A SUBJECT	2030	Methods of administering SPINRAZA to a patient
Europe	3449926	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING IN A SUBJECT	2030	Pharmaceutical compositions that include SPINRAZA for treating SMA
Europe	3305302	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING IN A SUBJECT	2030	Antisense compounds including SPINRAZA for treating SMA
United States	9,926,559	COMPOSITIONS AND METHODS FOR MODULATION OF SMN2 SPLICING IN A SUBJECT	2034	SPINRAZA doses for treating SMA
United States	10,436,802	METHODS FOR TREATING SPINAL MUSCULAR ATROPHY	2035	SPINRAZA dosing regimen for treating SMA

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

Eplontersen and Transthyretin

We believe eplontersen is protected from generic competition in the U.S. and Europe until at least 2034. Additional patent applications to protect eplontersen in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting eplontersen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	10,683,499	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of eplontersen
Europe	3524680	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of eplontersen

Olezarsen and ApoC-III

We believe olezarsen is protected from generic competition in the U.S. and Europe until at least 2034. Additional patent applications to protect olezarsen in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting olezarsen in the U.S. and Europe.

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,163,239	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of olezarsen
Europe	2991656	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of olezarsen

Donidalorsen and PKK

We believe donidalorsen is protected from generic competition in the U.S. and Europe until at least 2035. Additional patent applications to protect donidalorsen in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting donidalorsen in the U.S. and Europe.

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,315,811	METHODS FOR MODULATING KALLIKREIN (KLKB1) EXPRESSION	2032	Methods of treating HAE
Europe	2717923	METHODS FOR MODULATING KALLIKREIN (KLKB1) EXPRESSION	2032	Compounds for use in treating an inflammatory condition, including HAE
United States	10,294,477	COMPOSITIONS AND METHODS FOR MODULATING PKK EXPRESSION	2035	Composition of donidalorsen
Europe	3137091	COMPOSITIONS AND METHODS FOR MODULATING PKK EXPRESSION	2035	Composition of donidalorsen

ION363 and FUS

Patent applications designed to protect ION363 from generic competition are being pursued in the U.S. and Europe; patents issuing from these applications would have term until at least 2040. The table below lists some key pending patent applications designed to protect ION363 in the U.S. and Europe:

Jurisdiction	Application No.	Title	Expiration	Description of Claims
United States	17/613,183	COMPOUNDS AND METHODS FOR REDUCING FUS EXPRESSION	2040	Composition of ION363
Europe	20815459.1	COMPOUNDS AND METHODS FOR REDUCING FUS EXPRESSION	2040	Composition of ION363

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

Tofersen and SOD-1

We believe tofersen is protected from generic competition in the U.S. and Europe until at least 2035. Additional patent applications designed to protect tofersen in other foreign jurisdictions are being pursued. With Biogen’s license of tofersen, we assigned our interest in these patents to Biogen. The table below lists some key issued patents protecting tofersen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	10,385,341	COMPOSITIONS FOR MODULATING SOD-1 EXPRESSION	2035	Composition of tofersen
United States	10,669,546	COMPOSITIONS FOR MODULATING SOD-1 EXPRESSION	2035	Methods of treating a SOD-1 associated neurodegenerative disorder by administering tofersen
United States	10,968,453	COMPOSITIONS FOR MODULATING SOD-1 EXPRESSION	2035	Methods of treating a SOD-1 associated neurodegenerative disorder by administering a pharmaceutical composition of tofersen
Europe	3126499	COMPOSITIONS FOR MODULATING SOD-1 EXPRESSION	2035	Composition of tofersen

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

For any approved medicine, domestic and foreign sales of the medicine depend, in part, on the availability and amount of coverage and adequate reimbursement by third-party payers, including governments and private health plans. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product, or procedures which utilize such product. Private health plans may seek to manage cost and use of our medicines by implementing coverage and reimbursement limitations. For example, third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of U.S. FDA-approved products for a particular indication. In certain jurisdictions, governments may also regulate or influence coverage, reimbursement and/or pricing of our medicines to control cost or affect use. Within the EU a variety of payers pay for medicines, with governments being the primary source of payment. Negotiating pricing with governmental authorities can delay commercialization. Such pricing and reimbursement factors could impact our ability and that of our commercial partners to successfully commercialize approved medicines. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act, or DSCA, which regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

●
Foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR, in the EU; and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect; and

●
The Physician Payments Sunshine Act, which requires manufacturers of medicines, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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

In the U.S. sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions, limited statutory exceptions and regulatory safe harbors, and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Act, as amended by the Health Care and Education Reconciliation Act of 2010, or Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our drugs may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals can bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Other healthcare laws that may affect our ability to operate include HIPAA, which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; analogous state laws governing the privacy and security of health information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, and the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures. Such legislation and regulations may result in decreased reimbursement, which may further exacerbate industry-wide pressure to reduce the prices charged for medical products.

Competition

Our Business in General

Some of our medicines may compete with existing therapies for market share and some of our medicines in development may compete for patients in clinical trials. In addition, there are a number of companies pursuing the development of oligonucleotide-based technologies and the development of pharmaceuticals utilizing these technologies. These companies include biopharmaceutical companies and large pharmaceutical companies acting either independently or together. Our medicines are differentiated from traditional small molecule medicines by their chemistry, how they move in the body, how they act in the body, delivery technology, and formulations.

Our approved medicines and our medicines under development address numerous markets. The diseases our medicines target for which we have or may receive marketing authorization will determine our competition. For some of our medicines, an important factor may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop medicines, complete the clinical trials and marketing authorization processes and supply commercial quantities of the medicines to the market are important competitive factors. We expect to compete with products approved for sale based on a variety of factors, including, among other things, product efficacy, safety, mechanism of action, dosing convenience, marketing and sales strategy and tactics, availability, price, and reimbursement.

Below we have included what we believe to be the competitive landscape for our marketed medicines and for the medicines we currently have in Phase 3 trials. We have included medicines that we believe compete or may compete directly with our medicines. We included competitors, potential competitors that are past Phase 1 development or potential competitors that plan to start a pivotal study this year. We do not believe that any medicines meet these criteria to compete with ION363.

SPINRAZA

We consider the following medicines as competitors to SPINRAZA for the indication of SMA:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Zolgensma (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Approved for pediatric SMA patients less than 2 years of age	Intravenous infusion
Evrysdi (Risdiplam)	Roche	A small molecule medicine that modulates splicing of the SMN2 gene	Approved for SMA patients of 2 months or older	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

TEGSEDI and Eplontersen

We consider the following medicines as competitors and potential future competitors to TEGSEDI and eplontersen for the indication of hATTR amyloidosis and/or ATTR cardiomyopathy:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Onpattro (Patisiran)	Alnylam	An RNAi medicine formulated with lipid nanoparticles to inhibit TTR mRNA	Approved hATTR/ Phase 3 ATTR-CM	Intravenous infusion
Vyndaqel/Vyndamax (Tafamidis and tafamidis meglumine)	Pfizer	A small molecule medicine to stabilize TTR protein	Approved in U.S., EU, Japan and select other markets for hATTR-PN and/or ATTR-CM; indications vary by region	Oral
Vutrisiran	Alnylam	An RNAi medicine conjugated with GalNAC to inhibit TTR mRNA	Submitted US/EU for ATTR-PN, Phase 3 for ATTR-CM	Subcutaneous Injection
Acoramidis	Bridgebio	Small molecule that binds and stabilizes TTR in the blood	Phase 3 ATTR-CM	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

WAYLIVRA and Olezarsen

We believe that the following medicines could compete with WAYLIVRA and olezarsen in FCS and SHTG:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
ARO-APOC3	Arrowhead Pharmaceuticals	Targets APOCIII by utilizing Targeted RNAi Molecule Platform	3 (FCS), 2 (SHTG)	Subcutaneous Injection
Lomitapide	Amryt Pharma	Microsomal triglyceride transfer protein (MTP) inhibitor	2 (FCS) (investigator led)	Oral
Evinacumab	Regenerion	ANGPTL3 mAb	2 (SHTG)	Intravenous Infusion
BIO89-100	Bio 89	FGF21 analog	2 (SHTG)	Subcutaneous Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Donidalorsen

We believe that the following medicines could compete with donidalorsen as a prophylactic treatment for patients with HAE:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Takhzyro (lanadelumab-flyo)	Takeda	A monoclonal antibody that inhibits plasma kallikrein activity	Approved for HAE patients 12 years and older	Subcutaneous Infusion
Cinryze (C1-esterase inhibitor)	Takeda	A human plasma protein that mediates inflammation and coagulation	Approved for HAE patients 6 years and older	Intravenous Infusion
Orladeyo (berotralstat)	BioCryst	Oral plasma kallikrein inhibitor	Approved for HAE patients 12 years and older	Oral
Haegarda (C1 esterase inhibitor)	CSL Behring	C1 esterase inhibitor	Approved for HAE patients 6 years and older	Subcutaneous Infusion
garadacimab	CSL Behring	An anti-factor XIIa monoclonal antibody	3	Subcutaneous Infusion
KVD824	KalVista	Oral plasma kallikrein inhibitor	2	Oral
NTLA-2002	Intellia	CRISPR therapeutic candidate designed to inactivate the kallikrein B1 gene	1/2	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Pelacarsen

We believe that the following medicine could compete with pelacarsen in CVD in patients with elevated LP(a):

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
AMG 890	Amgen/ Arrowhead Pharmaceuticals	RNAi therapeutic designed to lower Lp(a)	2	Subcutaneous Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Tofersen

We believe that the following medicines could compete with tofersen in SOD1-ALS:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Arimoclomol	Orphazyme	Provides cellular protection from abnormal proteins by activating molecular “chaperone” proteins that can repair or degrade the damaged proteins	3	Oral
NI-204	Neurimmune	A human derived antibody targeting misfolded SOD1	2	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Environmental, Social and Governance Initiatives

We recognize the importance of Environmental, Social and Governance, or ESG, initiatives as it relates to our business strategy and risk assessment. During 2020 and 2021, we took steps to formalize our corporate responsibility program. In December 2021, we issued our inaugural corporate responsibility report. As part of our ongoing work, we identified the following corporate responsibility initiatives that we believe are most important to our business:

●	Safety of patients in clinical trials;
●	Drug safety and supply chain management;
●	Access to medicines and tackling devastating diseases;
●	Human resources management;
●	Diversity, equity and inclusion;
●	Employee health and safety; and
●	Governance and business ethics

We have a relatively small environmental footprint, so our stewardship programs focus on improving eco-awareness, identifying efficiencies and integrating more sustainable practices into our daily operations. Our priority assessment considered investor and other stakeholder interests and is aligned with the requirements of ESG ratings agencies and with leading ESG frameworks, including the Sustainability Accounting Standards Board, or SASB.

We encourage you to view our 2021 Corporate Responsibility Report published on our website for more detailed information regarding our ESG initiatives. Nothing in the report or on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Employees & Human Capital

As of February 16, 2022, we employed 660 people, the vast majority of whom reside in the U.S. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Our average employee turnover rate in 2021 was 16 percent, while the turnover for life sciences/ medical device companies over this period was 19 percent according to a survey published by Radford – an Aon Hewitt Company. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is as critical to our future success as it has been to the success we have enjoyed to date.

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

Benefits

Employees are rewarded individually on the basis of their responsibilities and accomplishments. We offer competitive compensation and benefits to our employees. In addition to salary and bonus programs, we also offer:

●	Comprehensive medical, dental and vision insurance;
●	401(k) matching;
●	Stock options, RSUs and Employee Stock Purchase Plan, or ESPP;
●	Vacation, holiday, sick time and paid time off for volunteering;
●	Wellness programs;
●	Flexible spending accounts for health and dependent day care needs;
●	Life, AD&D insurance and long-term disability insurance coverage options; and
●	Employee Assistance Program, or EAP.

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

In 2021, we engaged an independent third-party expert to perform a pay equity analysis that reviewed pay equity by gender, race and age. We plan to continue to engage a third-party expert to review pay equity every two to three years, as we determine necessary.

Diversity, Equity and Inclusion

At Ionis, we encourage diversity in our workforce. Prejudicial barriers to human potential and productivity are foreign to our values. We recognize that for the full potential of our workforce to be realized, we must cultivate an inclusive culture where all employees feel empowered to contribute fully in an environment that values different perspectives, leading to better ideas and increased innovation. We have several employee-led resource groups dedicated to different aspects of diversity and a diverse management team and board of directors.

Training and Development

We designed our training and development programs to help employees gain important Ionis knowledge and develop the skills to be successful. All of our trainings from new hire through senior leader, are focused on the Ionis culture and core principles and learning what we mean when we say: “Working the Ionis Way.”

We empower our employees to build rewarding careers at Ionis, driven by a culture of yes that encourages personal and professional employee growth. Ionis offers robust training opportunities with course offerings and events available to every employee regardless of level or function. In addition, employees also have access to Ionis’ learning and development library that houses important information on career growth and planning. By supporting our employees, we know that each professional development milestone enables our continued success.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 16, 2022:

Name	Age	Position
Brett P. Monia, Ph.D.	60	Chief Executive Officer
Joseph T. Baroldi	44	Executive Vice President, Chief Business Officer
C. Frank Bennett, Ph.D.	65	Executive Vice President, Chief Scientific Officer
Onaiza Cadoret-Manier	57	Executive Vice President, Chief Product Strategy and Operations Officer
Richard S. Geary, Ph.D.	64	Executive Vice President, Chief Development Officer
Elizabeth L. Hougen	60	Executive Vice President, Finance and Chief Financial Officer
Patrick R. O’Neil, Esq.	48	Chief Legal Officer, General Counsel and Corporate Secretary
Eugene Schneider, M.D.	49	Executive Vice President, Chief Clinical Development Officer
Eric E. Swayze, Ph.D.	56	Executive Vice President, Research

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

JOSEPH T. BAROLDI

Executive Vice President, Chief Business Officer

Mr. Baroldi has served as Ionis’ Executive Vice President, Chief Business Officer since January 2022. Prior to Ionis, Mr. Baroldi was the chief operating officer at Avidity Biosciences, a biotechnology company focused on oligonucleotide-based therapies. Prior to Avidity, Mr. Baroldi was vice president of Business Development and Alliance Management at Ionis from 2009 to 2020. Mr. Baroldi has also held positions in strategic planning and scientific research for Gen-Probe Inc. and Ionis.

C. FRANK BENNETT, Ph.D.

Executive Vice President, Chief Scientific Officer

Dr. Bennett has served as Ionis’ Executive Vice President, Chief Scientific Officer since April 2020. In January 2020, Dr. Bennett was promoted to Chief Scientific Officer. From January 2006 to December 2019, Dr. Bennett served as Senior Vice President, Antisense Research. From June 1995 to January 2006, Dr. Bennett served as our Vice President, Research. From March 1993 to June 1995, he was Director, Molecular Pharmacology, and from May 1992 to March 1993, he was an Associate Director in our Molecular and Cellular Biology department. Prior to joining Ionis in 1989, Dr. Bennett was employed by SmithKline and French Laboratories in various research positions. He is a member of the Board of Directors for Flamingo Therapeutics and an external member of the Hereditary Disease Foundation.

ONAIZA CADORET-MANIER

Executive Vice President, Chief Product Strategy and Operations Officer

Ms. Cadoret-Manier has served as Ionis’ Executive Vice President, Chief Product Strategy and Operations Officer since February 2022. From April 2020 to February 2022, Ms. Cadoret-Manier served as our Executive Vice President, Chief Corporate Development and Commercial Officer. Ms. Cadoret-Manier joined Ionis as Chief Corporate Development and Commercial Officer in January 2020. Prior to joining Ionis, from 2018 to 2019 Ms. Cadoret-Manier was the chief commercial officer for Grail Biosciences, an early detection genomics company. Prior to Grail, Ms. Cadoret-Manier was vice president of the Respiratory Franchise at Genentech where she worked from 2011 to 2018. Ms. Cadoret-Manier also has held multiple senior management positions overseeing corporate strategy, alliances, and marketing and sales for numerous disease areas for Genentech, Pfizer and Amylin Pharmaceuticals.

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

PATRICK R. O’NEIL, Esq.

Chief Legal Officer, General Counsel and Corporate Secretary

Mr. O’Neil has served as Ionis’ Chief Legal Officer and General Counsel since September 2021. Mr. O’Neil also serves as our Corporate Secretary. From March 2020 to September 2021, Mr. O’Neil served as our Executive Vice President, Legal & General Counsel and Chief Compliance Officer. From January 2013 to March 2020, Mr. O’Neil served as our Senior Vice President, Legal and General Counsel. From September 2010 to January 2013, Mr. O’Neil served as our Vice President, Legal and General Counsel and from January 2009 to September 2010, he served as our Vice President, Legal and Senior Transactions Counsel. From October 2001 to January 2009 he held various positions within our Legal department. Prior to joining Ionis, Mr. O’Neil was an associate at Cooley LLP.

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

Our business could be materially adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government imposed restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our offices are located, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

In response to these public health directives and orders, in March 2020, we implemented work-from-home policies for most of our employees globally and generally suspended business-related travel.  In the U.S., as vaccinations have become more widely available, states have lifted restrictions implemented as part of the pandemic response and reopened their economies. In June 2021, the Governor of California terminated the vast majority of executive actions that were put in place beginning in March 2020, leaving only a subset of provisions that facilitate the ongoing recovery. In May 2021, the Commonwealth of Massachusetts also lifted most of its pandemic restrictions. We continue to modify our policies for our employees in California, Massachusetts, and internationally to align with current local guidance.  We believe the effects of these work-from-home and travel policies have had a limited impact on our business.

These public health directives and orders have impacted our and our partners’ sales efforts. For example, some physician and hospital policies that have been put in place as a result of the COVID-19 Pandemic restrict in-person access by third parties, which has in some cases impacted our commercialization efforts for TEGSEDI and WAYLIVRA. Additionally, Biogen has reported that it is monitoring the demand for SPINRAZA, including the duration and degree to which it might see delays in starting new patients on SPINRAZA due to hospitals diverting resources necessary to administer SPINRAZA to care for COVID-19 patients. These and similar, and perhaps more severe, disruptions in our or our partner’s commercial operations could materially impact our business, operating results and financial condition in the future.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain.  Recently there have been major disruptions to the global supply chain due to the COVID-19 Pandemic. To date, we have not experienced any significant consequences to our business as a result of the current supply chain disruptions, but could in the future if such disruptions persist or worsen.

We have experienced impacts to our clinical trial operations due to the COVID-19 Pandemic; however, we believe such impacts are limited and manageable. Some examples of these impacts include:

●	delays in clinical site initiation, site monitoring and patient enrollment due to restrictions imposed as a result of the COVID-19 Pandemic;
o
For example, in March 2020, we instituted a temporary suspension of enrollment for new subjects in our Phase 3 studies of eplontersen based on advice from our trial advisory committee; however, enrollment has resumed.

●	some patients have not been able to meet protocol requirements, as quarantines have impeded patient movement and interrupted healthcare services;
●	delays in site initiations due to principle investigators and site staff focusing on and prioritizing COVID-19 patient care; and
●
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

In addition, some of our partners have experienced impacts to their clinical trial operations as a result of the COVID-19 Pandemic. For example, in December 2021, Novartis announced that enrollment for the Phase 3 HORIZON study had been delayed due to the COVID-19 Pandemic.

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

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to invest significant resources to develop these capabilities. If we are unable to establish effective marketing, sales, market access, distribution, and related functions, or enter into agreements with third parties to commercialize our medicines, we may not be able to generate revenue from our medicines.

We have limited experience as a company in commercializing medicines and we will have to invest significant financial and management resources to develop the infrastructure required to successfully commercialize our medicines. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We will also need to scale-up existing internal support functions to aid our commercialization efforts, in particular, regulatory affairs and medical affairs. Any failure to effectively build or maintain the infrastructure required to successfully commercialize our medicines, including our sales, marketing, market access, distribution, and related capabilities, or scale-up our existing support functions, could adversely impact the revenue we generate from our medicines. In addition, if we choose to rely on third parties to assist us in commercializing our medicines, we may not be able to enter into collaborations or hire consultants or external service providers on acceptable financial terms, or at all.  If we do engage third parties to assist us in the commercialization of our medicines, our product revenues and profitability may be lower than if we commercialized such medicines ourselves.

If the market does not accept our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

Even if our medicines are authorized for marketing, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even when the FDA or foreign regulatory authorities authorize our or our partners’ medicines for commercialization, doctors may not prescribe our medicines to treat patients. Furthermore, we and our partners may not successfully commercialize additional medicines.

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, then we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, economically unviable. If the pricing of any of our medicines decreases for any reason, it will reduce our revenue for such medicine. For example, Biogen has disclosed that SPINRAZA revenue has decreased in part due to lower pricing in the U.S. and certain rest of world markets.

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

For example, TEGSEDI requires periodic blood and urine monitoring, is available in the U.S. only through a REMS program, and the product label in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis. Our main competition in the U.S. market for TEGSEDI is patisiran, marketed by Alnylam Pharmaceuticals, Inc. Although patisiran requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning nor is it available only through a REMS program. Additionally, the product label for WAYLIVRA in the EU requires regular blood monitoring. In each case, these label requirements have negatively affected our ability to attract and retain patients for these medicines. If we or our partner cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on the ability to conduct periodic blood and urine monitoring of our patients as a result of the current COVID-19 Pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

If we or our partners fail to compete effectively, our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, will not generate significant revenues.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis, and tafamidis meglumine compete with TEGSEDI and could compete with eplontersen;
●	Vutrisiran and acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide, evinacumab, BIO89-100, and gemcabene could compete with WAYLIVRA and olezarsen;
●	AMG890 could compete with pelacarsen;
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen; and
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, KVD824, and NTLA-2002 could compete with donidalorsen.

SPINRAZA injection for intrathecal use is an antisense medicine indicated for the treatment of SMA patients of all ages approved in over 50 countries. Specifically, SPINRAZA faces competition from onasemnogene abeparvovec, a gene therapy product that was approved in the U.S. in May 2019 and in the EU in May 2020 for the treatment of SMA, as well as risdiplam, an oral product for the treatment of SMA that was approved in the U.S. in August 2020 and in the EU in March 2021. Biogen has disclosed that SPINRAZA revenue has decreased primarily due to a reduction in demand as a result of increased competition and that future sales of SPINRAZA may be adversely affected by competing products.

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

We are relying on Biogen to obtain additional regulatory approvals for SPINRAZA, generate additional clinical data for SPINRAZA, manufacture and successfully commercialize SPINRAZA. In general, we cannot control the amount and timing of resources that Biogen devotes to our collaboration. If Biogen fails to further develop SPINRAZA, obtain additional regulatory approvals for SPINRAZA, manufacture or commercialize SPINRAZA, or if Biogen’s efforts are not effective, our business may be negatively affected.

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

We depend on our collaboration with AstraZeneca for the joint development and commercialization of eplontersen.

We have entered into a collaborative arrangement with AstraZeneca to develop and commercialize eplontersen. Under the terms of the collaboration agreement, Ionis and AstraZeneca will co-develop and co-commercialize eplontersen in the U.S. and AstraZeneca will have the sole right to commercialize eplontersen in all other countries. Prior to co-commercializing eplontersen in the U.S., we will need to negotiate a co-commercialization agreement with AstraZeneca to govern the parties’ performance of co-commercialization, which agreement will include a commercial plan and budget. As a company we do not have experience with co-commercialization arrangements. We also do not have control over the amount and timing of resources that AstraZeneca devotes to our collaboration, particularly outside of the U.S. If the co-commercialization arrangement for eplontersen is not successful for any reason, eplontersen may not meet our commercial objectives and our revenues for eplontersen may be limited.

In addition, a Joint Steering Committee, or JSC, having equal membership from us and AstraZeneca, and various subcommittees oversee and coordinate the development, manufacturing, commercialization and other exploitation activities for eplontersen in the U.S. by mutual agreement. If any subcommittee cannot reach unanimous agreement on any matter within its respective scope of authority, such matter may be referred to the JSC for resolution. If the JSC cannot come to a mutual agreement on any particular matter, this could delay our ability to develop or commercialize eplontersen.

We are relying on third parties to market, sell and distribute TEGSEDI and WAYLIVRA.

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

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Accordingly, SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Affordable Care Act was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. It is unclear how future litigation and healthcare reform measures will impact the Affordable Care Act and our business.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory agencies will not approve our medicines for marketing or SPINRAZA, TEGSEDI or WAYLIVRA in additional markets or for additional indications. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or our medicines in development, the agency will not approve the specific medicine or will require additional studies, which can be time consuming and expensive and will delay or harm commercialization of the medicine. For example, in August 2018 we received a complete response letter from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018.

The FDA or other comparable foreign regulatory authorities can delay, limit or deny approval of a medicine for many reasons, including:

●	such authorities may disagree with the design or implementation of our clinical studies;
●	we or our partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a medicine is safe and effective for any indication;
●
such authorities may not accept clinical data from studies conducted at clinical facilities that have deficient clinical practices or that are in countries where the standard of care is potentially different from that in the U.S.;

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

We may not be able to benefit from orphan drug designation for our medicines.

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted orphan drug designation to eplontersen for the treatment of patients with transthyretin-mediated amyloidosis. The FDA and EMA have granted orphan drug designation to TEGSEDI for the treatment of patients with polyneuropathy due to hATTR amyloidosis, to WAYLIVRA for the treatment of patients with FCS, and to tominersen for the treatment of patients with HD. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose orphan drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that tofersen did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of eplontersen, olezarsen, donidalorsen, ION363 and pelacarsen.

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

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA or other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have ongoing post-marketing studies for WAYLIVRA and TEGSEDI and an EAP for WAYLIVRA. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in our clinical studies, including the studies of tofersen, pelacarsen, eplontersen, olezarsen, donidalorsen, and ION363, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Syneos Health, Inc., PPD and Medpace for the clinical studies for our medicines, including eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

Our corporate partners are developing and/or funding many of the medicines in our development pipeline. For example, we are relying on:

●	AstraZeneca for the joint development and funding of eplontersen;
●	Novartis for development and funding of pelacarsen;
●	Biogen for development and funding of tofersen; and
●	Roche for development and funding of tominersen.

If any of these pharmaceutical companies stops developing and/or funding these medicines, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these medicines on our own. Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, after a review of data from the global Phase 2b study of vupanorsen, Pfizer decided to discontinue the clinical development program for vupanorsen.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis, and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Bayer, Biogen, GSK, Janssen, Novartis, or Roche, could determine that it is in its financial interest to:

●	pursue alternative technologies or develop alternative products that may be competitive with the medicine that is part of the collaboration with us;
●	pursue higher-priority programs or change the focus of its own development programs; or
●	choose to devote fewer resources to our medicines than it does for its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including SPINRAZA, pelacarsen, tofersen, and eplontersen.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2021, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $0.8 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of December 31, 2021, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

●	successful commercialization of SPINRAZA, TEGSEDI and WAYLIVRA;
●	additional marketing approvals for WAYLIVRA and TEGSEDI;
●	the profile and launch timing of our medicines, including eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

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

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering SPINRAZA, TEGSEDI, WAYLIVRA, or any of our medicines in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, even through legal action.

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

In January 2020, Dr. Crooke, our founder and Chief Executive Officer, transitioned from Chief Executive Officer to Executive Chairman of our Board of Directors, and Dr. Monia, who was our Chief Operating Officer and a member of our team since our founding over 30 years ago, began serving as our Chief Executive Officer. Following the 2021 Annual Meeting of Stockholders, Dr. Crooke stepped down from the Board and now serves as a Strategic Advisor to the Company, providing strategic advice and continuing to participate in the Company’s scientific activities. In June 2021, Dr. Loscalzo, a member of our Board since February 2014, was appointed Chairman of the Board. If this transition is not successful, our business could suffer.

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

Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

Under the current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80 percent of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal income tax law, and there may be periods during which states suspend or otherwise limit the use of NOLs for state income tax purposes.

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. As a result of the Akcea Merger, we are subject to the separate return limitation year, or SRLY, rules. Under the SRLY rules, our utilization of Akcea’s pre-merger NOL and tax credit carryforwards is limited to the amount of income that Akcea contributes to our consolidated taxable income. The Akcea pre-merger tax attributes cannot be used to offset any of the income that Ionis contributes to our consolidated taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our future taxable income could be impacted by changes in tax laws, regulations and treaties.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and foreign income taxes, sales taxes in the U.S., withholding taxes and transaction taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

General risk factors

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2021, the market price of our common stock ranged from $64.37 to $25.04 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 17.5 million shares of our common stock upon conversion of our 0% Notes and 0.125% Notes, up to 10.9 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0% Notes, and up to 6.6 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0.125% Notes, in each case subject to customary anti-dilution adjustments. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing during the COVID-19 Pandemic. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to financial penalties and mandatory and costly corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, our efforts may not prevent service interruptions or identify breaches in our systems that could adversely affect our business and operations and result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Our business may be adversely affected by climate change, extreme weather events, earthquakes, pandemics, civil or political unrest, terrorism or other catastrophic events.

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

Each year we are required to evaluate our internal control systems in order to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole are currently experiencing substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government in response to the COVID-19 Pandemic. In the past, the failure, bankruptcy, or sale of various financial and other institutions created similar turmoil and uncertainty in such markets and industries. It is possible that a crisis in the global credit markets, the U.S. capital markets, the financial services industry or the U.S. economy may adversely affect our business, vendors and prospects, as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, due to the rapidly rising inflation rate, we may experience increased costs of goods and services for our business.

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

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the UK and the EU was signed in December 2020.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of February 16, 2022, the following are the primary facilities in which we operate:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Laboratory and office space facility	Carlsbad, CA	176,000	Owned
Office and meeting space facility	Carlsbad, CA	74,000	Owned
Manufacturing facility	Carlsbad, CA	26,800	Owned
Manufacturing support facility	Carlsbad, CA	25,800	Leased	2026	One, five-year option to extend
Office and storage space facility	Carlsbad, CA	18,700	Leased	2023	One, five-year option to extend
Office space facility	Boston, MA	14,300	Leased	2029	One, five-year option to extend
Office space facility	Carlsbad, CA	5,800	Leased	2023	One, five-year option to extend
		341,400

We believe that our current and future facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings

For details of legal proceedings, see Note 10, Legal Proceedings, in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “IONS.” As of February 16, 2022, there were approximately 495 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Performance Graph (1)

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2016 in our common stock, the Nasdaq Composite Index (total return) and the Nasdaq Biotechnology Index. The total return assumes reinvestment of dividends.

*  $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ionis Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Ionis Pharmaceuticals, Inc.	$100.00	$105.16	$113.03	$126.30	$118.21	$63.62
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Nasdaq Biotechnology Index	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the two years in the period ended December 31, 2021, and our financial condition at December 31, 2021. Refer to our 2020 Form 10-K for our results of operations for 2020 compared to 2019. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements as indexed on page F-1.

Overview

As noted in our Business Overview in Part I of this report, we are a leader in RNA-targeted therapeutics. We believe our medicines, which are based on our novel antisense technology, have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines- SPINRAZA, TEGSEDI and WAYLIVRA. We also have a rich late-stage pipeline of medicines, primarily focused on our cardiovascular and neurology franchises. Within our late-stage pipeline, we have six medicines in Phase 3 development for eight indications. For further details on our business refer to the Business section of Part I of this report.

Financial Highlights

The following is a summary of our financial results (in millions):

	Year Ended December 31,
	2021	2020
		(as revised*)
Total revenue	$810.5	$729.3
Total operating expenses	$840.6	$901.3
Loss from operations	$(30.2)	$(172.1)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(28.6)	$(479.7)
Cash, cash equivalents and short-term investments	$2,115.0	$1,892.4

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

Our revenue for 2021 increased compared to 2020 due to significant partner payments across our cardiology and neurology franchises. Our commercial revenue for 2021 included SPINRAZA royalties, TEGSEDI and WAYLIVRA revenue and licensing and other royalty revenue. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue increased in 2021 compared to 2020 primarily due to the joint development and commercialization collaboration we entered into with AstraZeneca in 2021.

Our operating expenses, excluding $90 million of expenses related to the Akcea Merger and restructured European operations we incurred in 2020, increased in 2021 compared to 2020 due to an increase in R&D expenses, partially offset by a decrease in SG&A expenses. Higher R&D expenses were primarily driven by our ongoing investments in advancing our Phase 3 programs, expanding the number of Phase 3 studies and advancing and expanding our mid-stage pipeline. Additionally, we invested in our technology resulting in higher R&D expenses, which was primarily driven by the $35 million we paid in 2021 to license Bicycle’s technology. As anticipated, our SG&A expenses were lower in 2021 compared to 2020 due to operating efficiencies we achieved from integrating Akcea and restructuring our commercial operations.

At December 31, 2021, we had $2.1 billion in cash and short-term investments, compared with $1.9 billion as of December 31, 2020, enabling us to accelerate investments in our strategic priorities, while maintaining a strong financial foundation.

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

In 2021, we determined the estimation of our income taxes was no longer a critical accounting estimate because we recorded a valuation allowance against the entirety of our net deferred tax assets in the fourth quarter of 2020.

The following are descriptions of our critical accounting estimates.

Revenue Recognition

We earn revenue from several sources. The judgements and estimates we make vary between each source of our revenue. At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and therefore within the scope of ASC 606. When we determine elements of a collaboration do not reflect a vendor-customer relationship, we consistently apply the reasonable and rational policy election we made by analogizing to authoritative accounting literature.

We evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. For example, in our eplontersen collaboration with AstraZeneca, we recognize funding received from AstraZeneca for co-development activities as revenue. While, we recognize cost sharing payments to and from AstraZeneca associated with co-commercialization activities and co-medical affairs activities as SG&A expense and research and development expense, respectively

The following is a summary of the critical accounting estimates we make with respect to each of our significant revenue sources.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

We recognize product sales in the period when our customer obtains control of our products. Prior to our distribution agreements with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price, which included estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. Our reserves reflected our best estimates under the terms of our respective contracts. Our historical reserve estimates have not been materially different from our actual amounts. Under our agreements with Sobi, we transferred all reserves to Sobi and Sobi is responsible for any applicable reserves.

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

We are required to reassess the total transaction price at each reporting period to determine if we should include additional payments in the transaction price that have become probable. For example, in the fourth quarter of 2021, we achieved a milestone payment for $7.5 million under our 2018 strategic neurology collaboration with Biogen. Prior to achieving this milestone payment, we did not consider this payment probable. Upon achieving the milestone payment, we reassessed the total transaction price of our 2018 strategic neurology collaboration. We added this milestone payment to our total transaction price under our collaboration.

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

License Fees

When we grant a license for a medicine in clinical development, we generally recognize as R&D revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. For example, in 2021, we received a $200 million upfront payment when we entered into an agreement with AstraZeneca to jointly develop and commercialize eplontersen. Refer to Note 1, Organization and Significant Accounting Policies, for our revenue recognition policy. We discuss the estimates we make related to the relative stand-alone selling price of a license in detail above under “Allocating the transaction price to each of our performance obligations.”

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

As of December 31, 2021, a hypothetical 10.0 percent increase in our liability for preclinical and clinical development costs would have resulted in an increase in our loss before income tax benefit and accrued liabilities by approximately $6.6 million.

Results of Operations

Below we have included our results of operations for 2021 compared to 2020. Refer to our 2020 Form 10-K for our results of operations for 2020 compared to 2019.

Years Ended December 31, 2021 and December 31, 2020

Revenue

Total revenue for 2021 was $810.5 million compared to $729.3 million in 2020 and was comprised of the following (amounts in millions):

	Year Ended December 31,
	2021	2020
Revenue:
Commercial revenue:
SPINRAZA royalties	$267.8	$286.6
TEGSEDI and WAYLIVRA revenue, net	55.5	70.0
Licensing and other royalty revenue	19.1	8.1
Total commercial revenue	342.4	364.7
R&D revenue:
Amortization from upfront payments	77.5	79.6
Milestone payments	88.3	182.6
License fees	291.3	86.0
Other services	11.0	16.4
Total R&D revenue	468.1	364.6
Total revenue	$810.5	$729.3

Our revenue for 2021 increased compared to 2020 due to significant partner payments across our cardiology and neurology franchises. Our commercial revenue for 2021 included SPINRAZA royalties, TEGSEDI and WAYLIVRA revenue and licensing and other royalty revenue. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to revenue from distribution fees based on net sales generated by Sobi. We completed the transition of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America to Sobi in the first and second quarters of 2021, respectively.

We earn our R&D revenue from multiple sources that can fluctuate depending on the timing of events. Our R&D revenue increased in 2021 compared to 2020 primarily because we earned more revenue from license fees in 2021 than in 2020. Our R&D revenue in 2021 was comprised of $252 million from our cardiovascular franchise, including $200 million from AstraZeneca for its license of eplontersen and a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Phase 3 Lp(a) HORIZON study of pelacarsen. Additionally, our R&D revenue in 2021 included $168 million from our neurology franchise, with $60 million from Biogen for advancing ION306, our medicine in development for SMA based on new Ionis chemistry, and from advancing several other neurology targets.

Operating Expenses

Operating expenses for 2021 were $840.6 million, and decreased compared to $901.3 million for 2020. The decrease was principally due to $89.6 million of operating expenses related to the Akcea Merger and restructured European operations we incurred in 2020. Excluding expenses related to the Akcea Merger and restructured European operations, our operating expenses for 2021 increased compared to 2020 due to an increase in R&D expenses, partially offset by a decrease in SG&A expenses. Higher R&D expenses were primarily driven by our investments in advancing our Phase 3 programs. Additionally, we recognized $35 million in R&D expense in 2021 for licensing Bicycle’s technology. Lower SG&A expenses primarily reflected operating efficiencies achieved from integrating Akcea and restructuring our commercial operations.

Our operating expenses were as follows (in millions):

	Year Ended December 31,
	2021	2020
Operating expenses, excluding non-cash compensation expense related to equity awards	$696.0	$640.9
Restructuring expenses	23.9	30.3
Total operating expenses, excluding non-cash compensation expense related to equity awards	719.9	671.2
Non-cash compensation expense related to equity awards	120.7	170.8
Restructuring expenses related to acceleration of Akcea’s stock-based compensation expense due to Akcea Merger	—	59.3
Total operating expenses	$840.6	$901.3

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

Our cost of sales were as follows (in millions):

	Year Ended December 31,
	2021	2020
Cost of sales, excluding non-cash compensation expense related to equity awards	$10.4	$10.0
Non-cash compensation expense related to equity awards	0.4	1.9
Total cost of sales	$10.8	$11.9

Our cost of sales, excluding non-cash compensation expense related to equity awards, for 2021 were consistent with 2020.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Year Ended December 31,
	2021	2020
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$547.4	$411.3
Restructuring expenses	8.5	8.2
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	555.9	419.5
Non-cash compensation expense related to equity awards	87.6	115.6
Total research, development and patent expenses	$643.5	$535.1

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

Our antisense drug discovery expenses were as follows (in millions):

	Year Ended December 31,
	2021	2020
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$136.6	$89.2
Non-cash compensation expense related to equity awards	21.4	24.2
Total antisense drug discovery expenses	$158.0	$113.4

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in 2021 compared to 2020 primarily due to $35 million in R&D expense that we recognized in 2021 for licensing Bicycle’s technology as discussed above.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Year Ended December 31,
	2021	2020
TEGSEDI and WAYLIVRA	$11.4	$20.3
Eplontersen	79.1	34.0
Olezarsen	22.0	5.6
Donidalorsen	6.7	6.4
ION363	7.7	2.6
Other antisense development projects	104.5	69.9
Development overhead expenses	83.7	85.9
Restructuring expenses	7.7	8.0
Total antisense drug development, excluding non-cash compensation expense related to equity awards	322.8	232.7
Non-cash compensation expense related to equity awards	39.2	63.7
Total antisense drug development expenses	$362.0	$296.4

Our development expenses, excluding non-cash compensation expense related to equity awards, increased in 2021 compared to 2020 primarily due to our numerous ongoing Phase 3 programs in addition to our advancing and expanding mid-stage pipeline.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Year Ended December 31,
	2021	2020
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$47.2	$55.7
Restructuring expenses	0.8	0.2
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	48.0	55.9
Non-cash compensation expense related to equity awards	11.5	10.9
Total manufacturing and development chemistry expenses	$59.5	$66.8

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased in 2021 compared to 2020 due to costs we incurred to manufacture API for olezarsen and eplontersen in 2020.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Year Ended December 31,
	2021	2020
Personnel costs	$17.7	$14.7
Occupancy	13.1	10.2
Patent expenses	5.3	4.1
Insurance	3.2	2.4
Computer software and licenses	1.8	2.9
Other	7.3	7.4
Restructuring expenses	0.1	—
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	48.5	41.7
Non-cash compensation expense related to equity awards	15.5	16.8
Total R&D support expenses	$64.0	$58.5

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in 2021 compared to 2020. The increase was primarily related to increased personnel and occupancy costs to support advancing our pipeline and our technology.

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

The following table sets forth information on SG&A expenses (in millions):

	Year Ended December 31,
	2021	2020
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$138.1	$219.7
Restructuring expenses	15.4	22.1
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	153.5	241.8
Non-cash compensation expense related to equity awards	32.8	112.5
Total selling, general and administrative expenses	$186.3	$354.3

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased in 2021 compared to 2020 due to operating efficiencies achieved from the Akcea Merger and restructuring our commercial operations. Non-cash compensation expense related to equity awards decreased in 2021 compared to 2020 due to reduced headcount as a result of the Akcea Merger and restructuring our commercial operations. In addition, our SG&A expenses in 2020 included non-cash stock-based compensation expense of $42.0 million related to the Akcea Merger and restructured European operations.

Investment Income

Investment income for 2021 was $10.0 million compared to $30.6 million for 2020. The decrease in investment income was primarily due to a decrease in interest rates during 2021 compared to 2020.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Year Ended December 31,
	2021	2020
		(as revised*)
Convertible senior notes:
Non-cash amortization of the debt discounts and debt issuance costs	$4.9	$3.2
Interest expense payable in cash	1.9	3.8
Interest on mortgage for primary R&D and manufacturing facilities	2.4	2.4
Other	0.1	0.1
Total interest expense	$9.3	$9.5

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

Gain on Investments

Gain on investments for 2021 was $10.1 million compared to $16.5 million for 2020. During 2021, we revalued our investments in Bicycle and ProQR because we recognize publicly traded equity securities at fair value and recognized gains of $7.1 million and $1.8 million on our investments, respectively. During 2020, we revalued our investments in three privately held companies, Dynacure, Suzhou-Ribo and Aro Biotherapeutics because the companies sold additional equity securities that were similar to the equity we own. As a result of these observable price changes in 2020, we recognized a total gain of $14.8 million on our investments in these companies during 2020 because the sales were at higher prices compared to our recorded value.

Early Retirement of Debt

As a result of the debt offering and debt repurchase completed in April 2021, we recorded an $8.6 million loss on early retirement of debt, reflecting the early retirement of a portion of our 1% Notes. The loss on the early retirement of our debt is the difference between the amount we paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $0.6 million for 2021 compared to an income tax expense of $345.2 million for 2020. Our 2020 income tax expense included a non-cash tax expense of $341 million related to an increase in the valuation allowance recorded against Ionis’ U.S. federal net deferred tax assets in 2020. We now maintain a valuation allowance against all our consolidated U.S. federal and state net deferred tax assets. Refer to Note 5, Income Taxes, in the Notes to our consolidated financial statements for further details on our valuation allowance.

Net Loss

We generated a net loss of $28.6 million for 2021 compared to $479.7 million for 2020. Our net loss decreased for 2021 compared to 2020 primarily due to the valuation allowance we recorded in 2020 as a result of the Akcea Merger, as discussed above in the income tax expense (benefit) section. In addition, our revenue increased and expenses decreased year-over-year, as discussed above in the revenue and expenses sections, respectively.

Net Loss Attributable to Noncontrolling Interest in Akcea Therapeutics, Inc.

Our noncontrolling interest in Akcea on our statement of operations for 2020 was a net loss of $35.5 million. This amount represents the portion of Akcea’s net loss that third parties owned for the period from January 1, 2020 until we acquired 100 percent of Akcea in October 2020. After we completed the Akcea Merger in October 2020, we no longer recorded any adjustment related to noncontrolling interest for Akcea’s net loss.

Net Loss Attributable to Ionis Pharmaceuticals, Inc. Common Stockholders and Net Loss per Share

We had a net loss attributable to our common stockholders of $28.6 million for 2021 compared to $444.3 million in 2020. Basic and diluted net loss per share for 2021 were each $0.20. Basic and diluted net loss per share for 2020 were each $3.18.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through December 31, 2021, we have earned approximately $5.8 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through December 31, 2021, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, we borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

Our cash, cash equivalents and short-term investments, debt obligations and working capital increased from 2020 to 2021, primarily as a result of receiving more than $760 million in payments from partners in 2021 and issuing $632.5 million of 0% Notes (due in April 2026). This increase was partially offset by our repurchase of $247.9 million of our 1% Notes in April 2021 and payment of the remaining principal balance of our 1% Notes with $62.0 million of cash at maturity in November 2021. At December 31, 2021, we had $2.1 billion of cash and short-term investments on hand. We believe our cash and short-term investment balance is sufficient to fund our operations in the short-term and in the longer-term. In 2021 our working capital increased because our cash and investments increased as discussed above.

The following table summarizes our contractual obligations as of December 31, 2021. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in Note 3, Long-Term Obligations and Commitments.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.9	0.7	550.2
Building mortgage payments (principal and interest payable)	73.4	2.7	70.7
Operating leases	27.5	4.1	23.4
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,285.1	$7.6	$1,277.5

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

Convertible Debt and Call Spread

Refer to our Convertible Debt and Call Spread accounting policies in Note 1, Organization and Significant Accounting Policies, and Note 3, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for the significant terms of each convertible debt instrument.

Research and Development and Manufacturing Facilities

Refer to Note 3, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for further details on our research and development and manufacturing facilities.

Operating Leases

Refer to Note 3, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for further details on our operating leases.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2021 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we were not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments as of December 31, 2021 and will not be subject to any material risks arising from these changes in the foreseeable future.

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

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As of December 31, 2021, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ionis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ionis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 24, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating, Governance and Review Committee” and “Audit Committee,” contained in our definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021, or the Proxy Statement.

We include information concerning our executive officers in the section titled, Information about our Executive Officers, in this report on the Form 10-K in Item 1 titled “Business.”

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2021.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (a)	14,088,816	$54.04	11,102,267	(b)
Total	14,088,816	$54.04	11,102,267
________________
(a)
Consists of five Ionis plans: 1989 Stock Option Plan, Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, 2011 Equity Incentive Plan, 2020 Equity Incentive Plan and Employee Stock Purchase Plan, or ESPP.

(b)	Of these shares, 588,529 were available for purchase under the ESPP as of December 31, 2021.

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

3.2
Certificate of Amendment to Restated Certificate of Incorporation, filed as an exhibit to the Registrant’s Notice of Annual Meeting and Proxy Statement, for the 2014 Annual Meeting of Stockholders, filed on April 25, 2014 and incorporated herein by reference.

3.3	Certificate of Amendment to Restated Certificate of Incorporation, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 18, 2015 and incorporated herein by reference.

3.4	Amended and Restated Bylaws, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 29, 2021 and incorporated herein by reference.

4.1
Certificate of Designation of the Series C Junior Participating Preferred Stock, filed as an exhibit to Registrant’s Current Report on Form 8-K filed December 13, 2000 and incorporated herein by reference.

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

4.4
Indenture, dated as of December 19, 2019, by and between the Registrant  and U.S. Bank National Association, as trustee, including Form of 0.125 percent Convertible Senior Note due 2024, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 23, 2019 and incorporated herein by reference.

4.5
Indenture, dated as of April 12, 2021, by and between the Registrant and U.S. Bank National Association, as trustee, including Form of 0 percent Convertible Senior Note due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.

4.6
Form of Exchange and/or Subscription Agreement for Convertible Senior Notes due 2024, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2019 and incorporated herein by reference.

4.7
Form of Convertible Note Hedge Transactions Confirmation for Convertible Senior Notes due 2024, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2019 and incorporated herein by reference.

4.8
Form of Convertible Note Hedge Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.

4.9
Form of Warrant Transactions Confirmation for Convertible Senior Notes due 2024, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2019 and incorporated herein by reference.

4.10	Form of Warrant Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.

4.11	Description of the Registrant’s Securities.

10.1	Amended Board Compensation Policy, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.2
Form of Indemnity Agreement entered into between the Registrant and its Directors and Officers with related schedule, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.3*
Registrant’s 1989 Stock Option Plan, as amended, filed as an exhibit to Registrant’s Notice of Annual Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 16, 2012 and incorporated herein by reference.

10.4*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan, filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 26, 2019 and incorporated herein by reference.

10.5
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

10.9
Amendment No. 1 to the Strategic Collaboration, Option and License Agreement between Akcea Therapeutics, Inc. and Novartis Pharma AG dated February 22, 2019, filed as an exhibit to Akcea Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated herein by reference.

10.10
Stock Purchase Agreement among the Registrant, Akcea Therapeutics, Inc. and Novartis Pharma AG dated January 5, 2017, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.11
Amendment #1 between the Registrant and Bayer AG dated February 10, 2017, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.12
Registrant’s Amended and Restated 10b5-1 Trading Plan dated September 12, 2013, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.13*
Registrant’s Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, as amended, filed as an exhibit to the Registrant’s Notice of Annual Meeting and Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on April 24, 2020 and incorporated herein by reference.

10.14*
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 7, 2020 and incorporated herein by reference.

10.15
Research Collaboration, Option and License Agreement between the Registrant and Biogen MA Inc. dated December 19, 2017, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.16*
Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Notice of 2021 Annual Meeting of Stockholders and Proxy Statement filed on April 23, 2021 and incorporated herein by reference.

10.17*
Form of Option Agreement under the 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.18*
Form of Time-Vested Restricted Stock Unit Agreement for Restricted Stock Units granted under the 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2011 and incorporated herein by reference.

10.19*
Forms of Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement for Performance Based Restricted Stock Units granted under the 2011 Equity Incentive Plan.

10.20*	Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.

10.21*
Form of Global Option Agreement for options granted under the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.

10.22*
Form of Global Restricted Stock Unit Agreement for restricted stock units granted under the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.

10.23*
Forms of Restricted Stock Unit Grant Notice, Stock Option Grant Notice and Stock Option Exercise Notice for options granted under the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.

10.24	Loan Agreement between Ionis Gazelle, LLC and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.

10.25*
Form of Option Agreement under the 1989 Stock Option Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.26*
Form of Option Agreement for Options granted under the 2002 Non-Employee Director’s Stock Option Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 7, 2020 and incorporated herein by reference.

10.27
Research, Development and License Agreement between the Registrant and Glaxo Group Limited dated March 30, 2010, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.28	Loan Agreement between Ionis Faraday, LLC and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.

10.29
Research Agreement dated August 10, 2011 between the Registrant and CHDI Foundation, Inc, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.30	Guaranty between the Registrant and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.

10.31
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

10.35
Amended and Restated Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated July 12, 2021, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.36
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

10.45
Research Collaboration, Option and License Agreement between the Registrant and Janssen Biotech Inc. dated December 22, 2014, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

10.50
License Agreement between the Registrant and Bayer Pharma AG dated May 1, 2015, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

10.55
First Amendment to Research Collaboration, Option and License Agreement between the Registrant and Janssen Biotech Inc. dated December 21, 2016, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.56
Letter Agreement between the Registrant and Biogen MA Inc. dated October 28, 2016, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.57	Guaranty between the Registrant and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.

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

10.60	Fourth Amended and Restated Strategic Advisory Services Agreement by and between the Registrant and B. Lynne Parshall, dated February 22, 2022.

10.61
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

10.65
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

10.71
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

10.72
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

10.74
License Agreement by and among Akcea Therapeutics, Inc. and Pfizer Inc. dated October 4, 2019, filed as an exhibit to Akcea Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.75
Letter Agreement between the Registrant, Akcea Therapeutics, Inc., and Pfizer Inc., dated October 4, 2019, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.76
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

10.78
Letter agreement dated October 21, 2020 to the License Agreement by and among Akcea Therapeutics, Inc. and Pfizer Inc. dated October 4, 2019, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.79
Amendment No. 3 dated December 17, 2020 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.80
Strategic Advisory Services Agreement by and between the Registrant and Stanley T. Crooke, dated December 17, 2020, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.

10.81
Side Letter dated December 31, 2020 to the New Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated April 19, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.82
Collaboration and License Agreement by and between the Registrant and BicycleTX Limited dated July 9, 2021, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.83
Amendment No. 1 dated December 17, 2021 to the Collaboration and License Agreement by and between the Registrant and BicycleTX Limited dated July 9, 2021. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.84
Collaboration and License Agreement by and between Akcea Therapeutics, Inc. and AstraZeneca AB dated December 6, 2021.  Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of stockholders’ equity (v) consolidated statements of cash flows, and (vi) notes to consolidated financial statements (detail tagged).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2022.

IONIS PHARMACEUTICALS, INC.

By:	/s/ BRETT P. MONIA
Brett P. Monia, Ph.D.
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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer	February 24, 2022
Brett P. Monia, Ph.D.	(Principal executive officer)

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer	February 24, 2022
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ JOSEPH LOSCALZO	Chairman of the Board	February 24, 2022
Joseph Loscalzo, M.D., Ph.D.

/s/ SPENCER R. BERTHELSEN	Director	February 24, 2022
Spencer R. Berthelsen, M.D.

/s/ ALLENE M. DIAZ	Director	February 24, 2022
Allene M. Diaz

/s/ MICHAEL HAYDEN	Director	February 24, 2022
Michael Hayden, CM OBC MB ChB PhD FRCP(C) FRSC
/s/ JOAN E. HERMAN	Director	February 24, 2022
Joan E. Herman

/s/ JOSEPH KLEIN	Director	February 24, 2022
Joseph Klein, III

/s/ FREDERICK T. MUTO	Director	February 24, 2022
Frederick T. Muto, Esq.

/s/ B. LYNNE PARSHALL	Director and Senior Strategic Advisor	February 24, 2022
B. Lynne Parshall, J.D.

/s/ JOSEPH H. WENDER	Lead Independent Director	February 24, 2022
Joseph H. Wender

IONIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionis Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments for all years presented, 2019 through 2021, due to the adoption of ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

AstraZeneca – Eplontersen Collaboration

Description of the Matter
As discussed in Note 6 to the consolidated financial statements, the Company entered into a joint development and commercialization agreement with AstraZeneca AB (“AstraZeneca”), referred to as the “AstraZeneca agreement”, which resulted in the recognition of $200 million in revenue for the year ended December 31, 2021. The Company determined that there were four material components of the AstraZeneca agreement: (i) license granted to AstraZeneca to develop and commercialize eplontersen; (ii) the parties’ co-development activities for eplontersen; (iii) the parties’ co-commercialization activities for eplontersen; and (iv) the parties’ co-medical affairs activities for eplontersen.

Auditing management’s initial application of the relevant US GAAP guidance under Accounting Standards Codification (ASC) 606, Revenue from Contracts With Customers, and ASC 808, Collaborative Arrangements, related to the AstraZeneca Agreement was especially challenging due to the complex nature of its terms and conditions. In particular, determining the distinct performance obligations with a customer was highly judgmental.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s review of the terms and conditions of the AstraZeneca Agreement, identification of performance obligations, and consideration of the appropriate accounting guidance in determining the appropriate conclusions.

To test management’s initial application of the accounting guidance to the AstraZeneca Agreement, we performed audit procedures that included, among others, reading the contractual agreement and assessing management’s application of the appropriate accounting guidance in their evaluation. Our procedures included evaluating management’s identification of distinct performance obligations with a customer. We also evaluated alternative views and any contrary or corroborative evidence associated with management’s evaluation, and discussed with management the underlying business objectives of the AstraZeneca Agreement.

Estimated Liability for Clinical Development Costs
Description of the Matter
As of December 31, 2021, the Company accrued $65.7 million for accrued clinical development costs. As discussed in Note 2 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced related to clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants.

Auditing the Company’s accruals for clinical development costs is especially complex as the information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from vendors.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the accounting for accrued clinical development costs. This included controls over management’s assessment of the assumptions and accuracy of data underlying the accrued clinical development expenses estimate.

To test the accuracy of the Company’s accrued clinical development costs, we performed audit procedures that included, among other procedures, obtaining supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant clinical development costs through meetings with accounting and clinical project managers. We compared the costs for a sample of transactions against the related invoices and contracts, and examined a sample of subsequent payments to evaluate the accuracy of the accrued clinical development costs and compared the results to the current year accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1989.

San Diego, California
February 24, 2022

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
		(as revised*)
ASSETS
Current assets:
Cash and cash equivalents	$869,191	$397,664
Short-term investments	1,245,782	1,494,711
Contracts receivable	61,896	76,204
Inventories	24,806	21,965
Other current assets	143,374	140,163
Total current assets	2,345,049	2,130,707
Property, plant and equipment, net	178,069	181,077
Patents, net	29,005	27,937
Deposits and other assets	59,567	50,034
Total assets	$2,611,690	$2,389,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,904	$17,199
Accrued compensation	38,810	65,728
Accrued liabilities	88,560	90,161
Income taxes payable	36	1,324
1 percent convertible senior notes, net	—	308,809
Current portion of long-term obligations	3,526	7,301
Current portion of deferred contract revenue	97,714	108,376
Total current liabilities	240,550	598,898
Long-term deferred contract revenue	351,879	424,046
0 percent convertible senior notes, net	619,119	—
0.125 percent convertible senior notes, net	542,314	540,136
Long-term obligations, less current portion	26,378	23,409
Long-term mortgage debt	59,713	59,984
Total liabilities	1,839,953	1,646,473
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 141,210,015 and 140,365,594 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	141	140
Additional paid-in capital	1,964,167	1,895,519
Accumulated other comprehensive loss	(32,668)	(21,071)
Accumulated deficit	(1,159,903)	(1,131,306)
Total stockholders’ equity	771,737	743,282
Total liabilities and stockholders’ equity	$2,611,690	$2,389,755

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended December 31,
	2021	2020	2019
		(as revised*)	(as revised*)
Revenue:
Commercial revenue:
SPINRAZA royalties	$267,776	$286,583	$292,992
TEGSEDI and WAYLIVRA revenue, net	55,500	69,999	42,253
Licensing and other royalty revenue	19,119	8,117	17,205
Total commercial revenue	342,395	364,699	352,450
Research and development revenue under collaborative agreements	468,061	364,565	770,149
Total revenue	810,456	729,264	1,122,599

Expenses:
Cost of sales	10,842	11,947	4,384
Research, development and patent	643,453	535,077	465,688
Selling, general and administrative	186,347	354,322	286,644
Total operating expenses	840,642	901,346	756,716

Income (loss) from operations	(30,186)	(172,082)	365,883

Other income (expense):
Investment income	10,044	30,562	52,013
Interest expense	(9,349)	(9,510)	(12,440)
Gain on investments	10,103	16,540	192
Loss on early retirement of debt	(8,627)	—	(66,196)
Other expenses	(1,133)	(62)	(686)

Income (loss) before income tax benefit (expense)	(29,148)	(134,552)	338,766

Income tax benefit (expense)	551	(345,191)	(51,507)

Net income (loss)	(28,597)	(479,743)	287,259

Net (income) loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	35,480	(9,116)

Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(28,597)	$(444,263)	$278,143
Basic net income (loss) per share	$(0.20)	$(3.18)	$2.00
Shares used in computing basic net income (loss) per share	141,021	139,612	139,998
Diluted net income (loss) per share	$(0.20)	$(3.18)	$1.90
Shares used in computing diluted net income (loss) per share	141,021	139,612	153,164

*
We revised our 2020 and 2019 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
		(as revised*)	(as revised*)

Net income (loss)	$(28,597)	$(479,743)	$287,259
Unrealized gains (losses) on investments, net of tax	(11,486)	3,729	6,633
Currency translation adjustment	(111)	617	93
Adjustments to other comprehensive loss from purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	(127)	—
Comprehensive income (loss)	(40,194)	(475,524)	293,985
Comprehensive income (loss) attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	(35,480)	9,116
Comprehensive income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(40,194)	$(440,044)	$284,869

*
We revised our 2020 and 2019 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2018 (as revised*)	137,929	$138	$1,833,668	$(32,016)	$(840,251)	$961,539	$139,084	$1,100,623
Net income	—	—	—	—	278,143	278,143	—	278,143
Change in unrealized losses, net of tax	—	—	—	6,633	—	6,633	—	6,633
Foreign currency translation	—	—	—	93	—	93	—	93
Issuance of common stock in connection with employee stock plans	3,100	3	119,654	—	—	119,657	—	119,657
Issuance of warrants	—	—	56,110	—	—	56,110	—	56,110
Purchase of note hedges, net of tax	—	—	(85,860)	—	—	(85,860)	—	(85,860)
Repurchases and retirements of common stock	(535)	(1)	—	—	(34,387)	(34,388)	—	(34,388)
Stock-based compensation expense	—	—	146,574	—	—	146,574	—	146,574
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(154)	—	(19,242)	—	—	(19,242)	—	(19,242)
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(65,254)	—	—	(65,254)	74,370	9,116
Balance at December 31, 2019 (as revised*)	140,340	$140	$1,985,650	$(25,290)	$(596,495)	$1,364,005	$213,454	$1,577,459
Net loss	—	—	—	—	(444,263)	(444,263)	—	(444,263)
Change in unrealized gain, net of tax	—	—	—	3,729	—	3,729	—	3,729
Foreign currency translation	—	—	—	617	—	617	—	617
Issuance of common stock in connection with employee stock plans	1,721	1	52,033	—	—	52,034	—	52,034
Purchase of noncontrolling interest of Akcea Therapeutics, Inc., including cash payments for cancellation of Akcea Therapeutics, Inc. equity awards	—	—	(324,022)	301	—	(323,721)	(220,965)	(544,686)
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,548)	(90,549)	—	(90,549)
Stock-based compensation expense	—	—	230,117	—	—	230,117	—	230,117
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(217)	—	(13,410)	—	—	(13,410)	—	(13,410)
Deferred tax liability adjustment due to purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	—	7,714	—	—	7,714	—	7,714
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(42,563)	(428)	—	(42,991)	7,511	(35,480)
Balance at December 31, 2020 (as revised*)	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282	$—	$743,282
Net loss	—	—	—	—	(28,597)	(28,597)	—	(28,597)
Change in unrealized gains, net of tax	—	—	—	(11,486)	—	(11,486)	—	(11,486)
Foreign currency translation	—	—	—	(111)	—	(111)	—	(111)
Issuance of common stock in connection with employee stock plans	1,132	1	11,563	—	—	11,564	—	11,564
Issuance of warrants	—	—	89,752	—	—	89,752	—	89,752
Purchases of note hedges	—	—	(136,620)	—	—	(136,620)	—	(136,620)
Stock-based compensation expense	—	—	120,678	—	—	120,678	—	120,678
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(288)	—	(16,725)	—	—	(16,725)	—	(16,725)
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737	$—	$771,737

*
We revised our 2018, 2019 and 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
		(as revised*)	(as revised*)
Operating activities:
Net income (loss)	$(28,597)	$(479,743)	$287,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,487	13,365	12,540
Amortization of right-of-use operating lease assets	1,721	1,731	1,542
Amortization of patents	2,352	2,064	1,912
Amortization of premium (discount) on investments, net	17,776	11,521	(7,485)
Amortization of debt issuance costs	4,958	3,255	2,945
Stock-based compensation expense	120,678	230,117	146,574
Loss on early retirement of debt	8,627	—	66,196
Gain on investments	(1,092)	(16,540)	(192)
Deferred income taxes, including changes in valuation allowance	—	341,729	911
Non-cash losses related to patents	2,707	1,948	2,226
Changes in operating assets and liabilities:
Contracts receivable	14,308	(13,170)	(47,674)
Inventories	(2,841)	(1,261)	(5,411)
Other current and long-term assets	(877)	(9,975)	(44,659)
Long-term income taxes receivable (payable)	1,008	(89)	8,418
Accounts payable	(6,000)	(2,755)	(16,343)
Income taxes	(1,288)	(31,190)	31,656
Accrued compensation	(26,918)	28,371	8,089
Accrued liabilities and other current liabilities	(8,381)	32,424	16,406
Deferred contract revenue	(82,829)	(75,910)	(119,283)
Net cash provided by operating activities	30,799	35,892	345,627
Investing activities:
Purchases of short-term investments	(1,124,193)	(1,570,410)	(1,946,726)
Proceeds from the sale of short-term investments	1,344,185	1,885,935	1,951,734
Purchases of property, plant and equipment	(11,955)	(35,120)	(30,905)
Acquisition of licenses and other assets, net	(5,946)	(5,928)	(5,377)
Purchases of strategic investments	(7,185)	—	(10,000)
Net cash provided by (used in) investing activities	194,906	274,477	(41,274)
Financing activities:
Proceeds from equity, net	11,565	52,036	119,657
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(16,725)	(13,411)	(19,242)
Proceeds from the issuance of 0 percent convertible senior notes	632,500	—	—
Proceeds from the issuance of 0.125 percent convertible senior notes	—	—	109,500
0 percent convertible senior notes issuance costs	(15,609)	—	—
0.125 percent convertible senior notes issuance costs	—	—	(10,428)
Repurchase of $247.9 million principal amount of 1 percent convertible senior notes	(256,963)	—	—
Repayment of remaining principal amount of 1 percent convertible senior notes at maturity	(61,967)	—	—
Proceeds from issuance of warrants	89,752	—	56,110
Purchase of note hedges	(136,620)	—	(108,684)
Repurchases and retirements of common stock	—	(90,548)	(34,392)
Purchase of noncontrolling interest of Akcea Therapeutics, Inc., including cash payments for cancellation of Akcea Therapeutics, Inc. equity awards	—	(544,686)	—
Principal payments on line of credit	—	—	(12,500)
Net cash provided by (used in) financing activities	245,933	(596,609)	100,021
Effects of exchange rates on cash	(111)	617	93
Net increase (decrease) in cash and cash equivalents	471,527	(285,623)	404,467
Cash and cash equivalents at beginning of year	397,664	683,287	278,820
Cash and cash equivalents at end of year	$869,191	$397,664	$683,287

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$4,778	$6,247	$9,870
Income taxes paid	$38	$25,855	$9,041
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$6,641	$2,149	$14,178
Amounts accrued for capital and patent expenditures	$705	$4,059	$3,126
0.125 percent convertible senior notes principal issued related to our December 2019 debt exchange/issuance	$—	$—	$439,326
1 percent convertible senior notes principal extinguished related to our December 2019 debt exchange	$—	$—	$375,590

*
We revised our 2020 and 2019 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share

We compute basic net income (loss) per share by dividing the total net income (loss) attributable to our common stockholders by our weighted-average number of common shares outstanding during the period. For the year ended December 31, 2021, we did not have to consider Akcea results separately in our calculation because we owned 100 percent of Akcea for the entire period. Our basic net loss per share for the year ended December 31, 2021 was $0.20.

For the years ended December 31, 2020 and 2019, we calculated total net income (loss) attributable to our common stockholders for each year using our net income (loss) for Ionis on a stand-alone basis plus our share of Akcea’s net income (loss) for the period. To calculate the portion of Akcea’s net income (loss) attributable to our ownership for each year, we multiplied Akcea’s income (loss) per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net income (loss) available to Ionis common stockholders for the calculation of net income (loss) per share is different than net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders in our consolidated statements of operations for each year.

We calculated our basic net loss per share for the year ended December 31, 2020 as follows (in thousands, except per share amounts):

Year Ended December 31, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Akcea’s net loss in the pre-merger period attributable to our ownership	77,095	$(1.45)	$(111,775)
Akcea’s net loss in the post-merger period attributable to our ownership			(85,987)
Akcea’s total net loss attributable to our ownership			$(197,762)
Ionis’ stand-alone net loss			(246,702)
Net loss available to Ionis common stockholders			$(444,464)
Weighted average shares outstanding			139,612
Basic net loss per share			$(3.18)

We calculated our basic net income per share for the year ended December 31, 2019 as follows (in thousands, except per share amounts):

Year Ended December 31, 2019	Weighted Average Shares Owned in Akcea	Akcea’s Net Income Per Share	Basic Net Income Per Share Calculation
Common shares	70,100	$0.49	$34,073
Akcea’s net income attributable to our ownership			$34,073
Ionis’ stand-alone net income			246,487
Net income available to Ionis common stockholders			$280,560
Weighted average shares outstanding			139,998
Basic net income per share			$2.00

Diluted net income (loss) per share

For the years ended December 31, 2021 and 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock underlying the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	1 percent convertible senior notes, or 1% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the year ended December 31, 2021, common stock underlying the following would also have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes; and
●	Note hedges related to the 0% Notes.

Additionally as of December 31, 2021, we had warrants related to our 0 percent and 0.125 percent Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

For the year ended December 31, 2019, we reported net income available to Ionis common stockholders. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during each period. We calculated our diluted net income per share as follows (in thousands except per share amounts):

Year Ended December 31, 2019	Net Income Available to Ionis Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to Ionis common stockholders	$280,560	139,998	$2.00
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	2,090
Shares issuable upon restricted stock award issuance	—	766
Shares issuable related to our ESPP	—	18
Shares issuable related to our 0.125 percent convertible notes	860	217
Shares issuable related to our 1 percent convertible notes	9,527	10,075
	$290,947	153,164	$1.90

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

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808).  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and therefore within the scope of ASC 606. When we determine elements of a collaboration do not reflect a vendor-customer relationship, we consistently apply the reasonable and rational policy election we made by analogizing to authoritative accounting literature.

We evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. For example, in our eplontersen collaboration with AstraZeneca, we recognize funding received from AstraZeneca for co-development activities as revenue. While, we recognize cost sharing payments to and from AstraZeneca associated with co-commercialization activities and co-medical affairs activities as SG&A expense and research and development expense, respectively.

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We will also recognize as commercial revenue sales milestone payments and royalties we earn under our other partnerships.

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

We began commercializing TEGSEDI and WAYLIVRA in Europe in January 2021 and TEGSEDI in North America in April 2021 through distribution agreements with Swedish Orphan Biovitrum AB, or Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. As a result of these agreements, we earn a distribution fee on net sales from Sobi for each medicine.

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

Under our collaboration agreement with PTC Therapeutics International Limited, or PTC, PTC is responsible for commercializing TEGSEDI and WAYLIVRA in Latin America and Caribbean countries. In the third quarter of 2021, we earned a $4 million milestone payment from PTC when WAYLIVRA was approved in Brazil, which we included in TEGSEDI and WAYLIVRA revenue in our consolidated statement of operations. Under our agreement, we started receiving royalties from PTC for TEGSEDI sales beginning in December 2021.

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

We provide details about our collaboration agreements in Note 6, Collaborative Arrangements and Licensing Agreements. For each collaboration, we discuss our specific revenue recognition conclusions, including our significant performance obligations under each collaboration.

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

In some cases, we deliver a license at the start of an agreement. If we determine that our partner has full use of the license and we do not have any additional material performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation. For example, in the fourth quarter of 2021, we received a $200 million upfront payment when we entered into an agreement with AstraZeneca to jointly develop and commercialize eplontersen. We recognized the upfront payment in full in the fourth quarter of 2021 because we did not have any remaining performance obligations after we delivered the license to AstraZeneca.

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

Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and/ or are usually based on scientific progress which is inherently uncertain. For example, in the fourth quarter of 2021, we earned a $10 million milestone payment from AstraZeneca when AstraZeneca advanced a target for a metabolic disease. We did not consider the milestone payment probable until AstraZeneca achieved the milestone event because advancing the target was contingent on AstraZeneca initiating a Phase 1 study and was not within our control. We recognized the milestone payment in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payment.

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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

Under our distribution agreements with Sobi we concluded that our performance obligation is to provide services to Sobi over the term of the agreement, which includes supplying finished goods inventory to Sobi and because we retained the marketing authorization for TEGSEDI and WAYLIVRA we are responsible for leading the global commercial strategy for each medicine. We view this performance obligation as a series of distinct activities that are substantially the same. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA in the period in which the sales occurred. Under our agreements with Sobi, Sobi does not generally have a right of return.

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

The following were the components of variable consideration related to TEGSEDI and WAYLIVRA product sales prior to our agreements with Sobi:

Chargebacks: In the U.S., we estimated obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charged us for the difference between what it paid for the product and the selling price to the qualified healthcare providers. We also estimated the amount of chargebacks related to our estimated product remaining in the distribution channel at the end of the reporting period that we expected our customer to sell to healthcare providers in future periods. We recorded these reserves as a reduction to contracts receivable on our consolidated balance sheet.

Government rebates: We were subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S. and we recorded reserves for government rebates based on statutory discount rates and estimated utilization. We estimated Medicaid and Medicare rebates based on a range of possible outcomes that were probability weighted for the estimated payer mix. We recorded these reserves as an accrued liability on our consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognized the related sale. For Medicare, we also estimated the number of patients in the prescription drug coverage gap for whom we would owe an additional liability under the Medicare Part D program. On a quarterly basis, we updated our estimates and recorded any adjustments in the period that we identified the adjustments.

Managed care rebates: We were subject to rebates in connection with agreements with certain contracted commercial payers. We recorded these rebates as a liability on our consolidated balance sheet in the same period we recognized the related revenue. We estimated our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Trade discounts: We provided customary invoice discounts on product sales to our U.S. customer for prompt payment. We recorded this discount as a reduction of product sales in the period in which we recognized the related product revenue.

Distribution services: We received and paid for various distribution services from our U.S. and European customers (prior to our agreement with Sobi) and wholesalers in the U.S. We classified the costs for services we received that are either not distinct from the sale of the product or for which we could not reasonably estimate the fair value as a reduction of product sales. To the extent that the services we received are distinct from the sale of the product, we classified the costs for such services as SG&A expenses.

Product returns: Our U.S. customer had return rights and the wholesalers had limited return rights primarily related to the product’s expiration date. We estimated the amount of product sales that our customer may return. We recorded our return estimate as an accrued refund liability on our consolidated balance sheet with a corresponding offset reducing our product sales in the same period we recognized the related sale. Based on our distribution model for product sales, contractual inventory limits with our customer and wholesalers and the price of the product, we had minimal returns. Our European customers generally only took title to the product after they received an order and therefore they did not maintain excess inventory levels of our products. Accordingly, we had limited return risk in Europe and we did not estimate returns in Europe.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the fourth quarter of 2021, we achieved a $7.5 million milestone payment from Biogen when we advanced a target under our 2018 strategic collaboration. We added this payment to the transaction price and allocated it to our R&D services performance obligation. We are recognizing revenue related to this milestone payment over our estimated period of performance.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the fourth quarter of 2021, we recognized $15 million in milestone payments when Biogen advanced two targets under our 2018 strategic collaboration. We concluded that the milestone payments were not related to our R&D services performance obligation. Therefore, we recognized the milestone payments in full in the fourth quarter of 2021.

License fees

We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the fourth quarter of 2021, we earned a $60 million license fee from Biogen when Biogen licensed ION306, an investigational medicine in development to treat SMA.

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

For example, in May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. As part of the agreement, Bayer paid us a $100 million upfront payment. At the onset of the agreement, we were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis and for providing an initial supply of API. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of fesomersen, which Bayer licensed. As part of the 2017 amendment, Bayer paid us $75 million. We are also eligible to receive milestone payments and tiered royalties on gross margins of IONIS-FXIRx and fesomersen. Under the 2017 amendment, we concluded we had a new agreement with three performance obligations. These performance obligations were to deliver the license of fesomersen, to provide R&D services and to deliver API. We allocated the $75 million transaction price to these performance obligations. Refer to Note 6, Collaborative Arrangements and Licensing Agreements, for further discussion of the Bayer collaboration.

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

As of December 31, 2021, approximately 93.8 percent of our contracts receivables were from two significant customers. As of December 31, 2020, approximately 99.5 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our consolidated balance sheet. During the years ended December 31, 2021 and 2020, we recognized $98.1 million and $100.4 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Research, Development and Patent Expenses

Our research and development expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs and other expenses that are directly related to our research and development operations. We expense research and development costs as we incur them. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheet and we expense them as the services are provided. For the years ended December 31, 2021, 2020 and 2019, research and development expenses were $638.2 million, $531.0 million and $461.5 million, respectively. A portion of the costs included in research and development expenses are costs associated with our partner agreements.

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We amortize patent costs over the useful life of the patent, beginning with the date the U.S. Patent and Trademark Office, or foreign equivalent, issues the patent. The weighted average remaining amortizable life of our issued patents was 10.2 years at December 31, 2021.

The cost of our patents capitalized on our consolidated balance sheet at December 31, 2021 and 2020 was $38.4 million and $37.0 million, respectively. Accumulated amortization related to patents was $9.4 million and $9.1 million at December 31, 2021 and 2020, respectively.

Based on our existing patents, we estimate amortization expense related to patents in each of the next five years to be the following:

Year Ending December 31,	Amortization (in millions)
2022	$2.2
2023	$2.1
2024	$1.9
2025	$1.8
2026	$1.8

We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. When we identify patents and patent applications that we are not actively pursuing, we write off any associated costs. In 2021, 2020 and 2019, patent expenses were $5.3 million, $4.1 million and $4.2 million, respectively, and included non-cash charges related to the write-down of our patent costs to their estimated net realizable values of $2.7 million, $1.9 million and $2.2 million, respectively.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Clinical expenses	$65,730	$39,477
In-licensing expenses	8,044	8,264
Commercial expenses	2,471	11,559
Other miscellaneous expenses	12,315	30,861
Total accrued liabilities	$88,560	$90,161

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

Noncontrolling Interest in Akcea Therapeutics, Inc.

Since Akcea’s IPO in July 2017 and prior to the Akcea Merger in October 2020, the shares of Akcea’s common stock third parties owned represented an interest in Akcea’s equity that we did not control. During this period our ownership ranged from 68 percent to 77 percent. However, as we maintained overall control of Akcea through our voting interest, we reflected the assets, liabilities and results of operations of Akcea in our consolidated financial statements. Since Akcea’s IPO in July 2017 and through the closing of the Akcea Merger, we reflected the noncontrolling interest attributable to other owners of Akcea’s common stock on a separate line on our statement of operations and a separate line within stockholders’ equity in our consolidated balance sheet. In addition, through the closing of the Akcea Merger, we recorded a noncontrolling interest adjustment to account for the stock options Akcea granted, which if exercised, would have diluted our ownership in Akcea. This adjustment was a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized. Additionally, we reflected changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurred.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At December 31, 2021, we held equity investments in three publicly held companies, Antisense Therapeutics Limited, or ATL, Bicycle Therapeutics plc, or Bicycle, and ProQR Therapeutics N.V., or ProQR. We also held equity investments in seven privately-held companies, Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. (formerly Seventh Sense Biosystems) and Suzhou-Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For example, during 2020, we revalued our investments in three privately held companies, Dynacure, Suzhou-Ribo and Aro Biotherapeutics because the companies sold additional equity securities that were similar to the equity we own. As a result of these observable price changes, we recognized a $6.3 million gain on our investment in Dynacure, a $3.0 million gain on our investment in Suzhou-Ribo and a $5.5 million gain on our investment in Aro Biotherapeutics in our consolidated statement of operations during 2020 because the sales were at higher prices compared to our recorded value.

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

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We recorded an insignificant amount of inventory write-offs during the years ended December 31, 2021 and 2020.

Our inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials:
Raw materials- clinical	$14,507	$9,206
Raw materials- commercial	4,139	7,502
Total raw materials	18,646	16,708
Work in process	5,770	2,252
Finished goods	390	3,005
Total inventory	$24,806	$21,965

Property, Plant and Equipment

We carry our property, plant and equipment at cost and depreciate it on the straight-line method over its estimated useful life, which consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives (in years)	2021	2020
Computer software, laboratory, manufacturing and other equipment	3 to 10	$72,802	$68,990
Building, building improvements and building systems	15 to 40	144,046	137,879
Land improvements	20	10,077	8,391
Leasehold improvements	5 to 15	20,144	17,263
Furniture and fixtures	5 to 10	10,591	12,871
		257,660	245,394
Less accumulated depreciation		(102,653)	(87,379)
		155,007	158,015
Land		23,062	23,062
Total		$178,069	$181,077

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

As our leases do not provide an interest rate implicit in the lease, we used our incremental borrowing rate, based on the information available on the date we adopted Topic 842 (January 2019), as of the lease inception date or at the lease option extension date in determining the present value of future payments. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

Long-Lived Assets

We evaluate long-lived assets, which include property, plant and equipment and patent costs, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets. We recorded charges of $2.7 million, $1.9 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the write-down of patents.

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. that require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

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

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted to our board of directors after June 2020 fully vest after one year.

PRSU’s:

Beginning in 2020, we added PRSU awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. Under the terms of the grants, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant; the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant; and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 150 percent of the target number depending on our relative TSR.

We determined the fair value of Dr. Monia’s PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to Dr. Monia for the years ended December 31, 2021 and 2020 were $77.17 and $93.09 per share, respectively.

See Note 4, Stockholders’ Equity, for additional information regarding our stock-based compensation plans.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments, net of taxes and currency translation adjustments. The following table summarizes changes in accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance accumulated other comprehensive loss	$(21,071)	$(25,290)	$(32,016)
Unrealized gains (losses) on securities, net of tax (1)	(11,486)	3,729	6,633
Currency translation adjustment	(111)	617	93
Adjustments to other comprehensive loss from purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	(127)	—
Net other comprehensive loss for the period	(11,597)	4,219	6,726
Ending balance accumulated other comprehensive loss	$(32,668)	$(21,071)	$(25,290)
________________
(1)
We did not have tax expense included in our other comprehensive loss for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, we had a tax benefit of $1.4 million included in other comprehensive loss.

Convertible Debt

Adoption of ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations. We adopted ASU 2020-06 on January 1, 2021 under the full retrospective approach, which required us to revise our prior period financial statements. This guidance impacted our accounting for outstanding convertible debt. At January 1, 2021, we had two outstanding convertible notes, our 0.125% Notes, which mature in December 2024, and our 1% Notes, which matured in November 2021. In April 2021, we completed a $632.5 million offering of 0% Notes primarily to repurchase a majority of our 1% Notes. We accounted for our 0% Notes under ASU 2020-06 at issuance. Refer to Note 3, Long-Term Obligations and Commitments, for further information.

The updated guidance eliminates the cash conversion accounting model we previously followed in Accounting Standard Codification, or ASC, 470-20, which required us to separate each of our convertible debt instruments at issuance into two units of accounting, a liability component, based on our nonconvertible debt borrowing rate at issuance, and an equity component. Under ASU 2020-06, we now account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and we did not issue our convertible debt instruments at a substantial premium. Since we adopted ASU 2020-06 using the full retrospective approach, we were required to apply the guidance to all convertible debt instruments we had outstanding as of January 1, 2019. We recomputed the basis of each convertible debt instrument as if we accounted for each as a single unit of accounting at issuance. This update included recalculating the amortization of debt issuance costs using an updated effective interest rate. As a result of adopting ASU 2020-06, we recorded a cumulative adjustment to decrease our additional paid in capital and our accumulated deficit at January 1, 2019. We have updated these financial statements to reflect the cumulative adjustment for the periods presented. We have labeled our prior period financial statements “as revised” to indicate the change required under the new accounting guidance. Below is a summary of the change in our balance sheet at December 31, 2020 and statement of operations from the years ended December 31, 2020 and 2019 under the ASC 470-20 legacy guidance compared to the new ASU 2020-06 guidance we adopted:

The following table summarizes the adjustments we made to the consolidated balance sheet we originally reported at December 31, 2020 to adopt ASU 2020-06 (in thousands):

	December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
1 percent convertible senior notes	$293,161	$15,648	$308,809
0.125 percent convertible senior notes	$455,719	$84,417	$540,136
Additional paid-in-capital	$2,113,646	$(218,127)	$1,895,519
Accumulated deficit	$(1,249,368)	$118,062	$(1,131,306)

 Under ASU 2020-06, our revised ending balances for our 1% Notes and 0.125% Notes as of December 31, 2020 represent the principal balance of each convertible debt instrument less debt issuance costs. Additionally, because we have deferred tax assets related to our convertible debt instruments, we also adjusted these amounts as part of our adoption of ASU 2020-06. However, because we have a full valuation allowance on our deferred tax assets, there was no impact to our consolidated balance sheet related to our deferred tax assets.

 The following tables summarize the adjustments we made to the consolidated statement of operations we originally reported for the years ended December 31, 2020 and 2019 to adopt ASU 2020-06 (in thousands):

	Year Ended December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(44,990)	$35,480	$(9,510)
Loss before income tax expense	$(170,032)	$35,480	$(134,552)
Income tax expense	$(316,734)	$(28,457)	$(345,191)
Net loss	$(486,766)	$7,023	$(479,743)
Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(451,286)	$7,023	$(444,263)
Basic and diluted net loss per share	$(3.23)	$0.05	$(3.18)

	Year Ended December 31, 2019
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Interest expense	$(48,768)	$36,328	$(12,440)
Loss on early retirement of debt	(21,865)	(44,331)	(66,196)
Income before income tax benefit (expense)	$346,769	$(8,003)	$338,766
Income tax expense	$(43,507)	$(8,000)	$(51,507)
Net income	$303,262	$(16,003)	$287,259
Net income attributable to Ionis Pharmaceuticals, Inc. common stockholders	$294,146	$(16,003)	$278,143
Basic net income per share	2.12	(0.12)	2.00
Diluted net income per share	$2.08	$(0.18)	$1.90

Under ASU 2020-06, our revised interest expense is lower because we are no longer recording non-cash interest expense related to a debt discount. This decrease was partially offset by the increase in interest expense related to the amortization of debt issuance costs because we no longer allocate a portion of our debt issuance costs to stockholders’ equity at issuance. Instead, the entire debt issuance costs were recorded as a contra-liability on our consolidated balance sheet at issuance and we are amortizing them over the contractual term using an updated effective interest rate. Our updated effective interest rates for our 1% Notes and 0.125% Notes were 1.4 percent and 0.5 percent, respectively.

The following tables summarize the adjustments we made to our consolidated statements of stockholders’ equity we originally reported at December 31, 2020 and 2019 to adopt ASU 2020-06 (in thousands):

	December 31, 2020
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,113,646	$(218,127)	$1,895,519
Accumulated deficit	$(1,249,368)	$118,062	$(1,131,306)
Total stockholders’ equity	$843,347	$(100,065)	$743,282

	December 31, 2019
	As Previously Reported	ASU 2020-06 Adjustment	As Revised
Additional paid-in-capital	$2,203,778	$(218,128)	$1,985,650
Accumulated deficit	$(707,534)	$111,039	$(596,495)
Total stockholders’ equity	$1,684,547	$(107,088)	$1,577,459

Call Spread

In conjunction with the issuance of our 0% Notes and 0.125% Notes in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480; therefore, we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our consolidated balance sheet. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

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

The following tables present the major security types we held at December 31, 2021 and 2020 that we regularly measure and carry at fair value. As of December 31, 2021, our Bicycle investment was subject to trading restrictions that extend to the third quarter of 2022; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. As of December 31, 2020, we did not have any investments that we valued using Level 3 inputs. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$541,199	$541,199	$—	$—
Corporate debt securities (2)	764,059	—	764,059	—
Debt securities issued by U.S. government agencies (2)	120,868	—	120,868	—
Debt securities issued by the U.S. Treasury (2)	182,634	182,634	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	174,464	—	174,464	—
Other municipal debt securities (2)	6,099	—	6,099	—
Investment in Bicycle Therapeutics plc (4)	14,330	—	—	14,330
Investment in ProQR Therapeutics N.V. (4)	3,875	3,875	—	—
Total	$1,807,528	$727,708	$1,065,490	$14,330

	At December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$221,125	$221,125	$—
Corporate debt securities (5)	846,315	—	846,315
Debt securities issued by U.S. government agencies (2)	174,861	—	174,861
Debt securities issued by the U.S. Treasury (6)	358,497	358,497	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	136,309	—	136,309
Other municipal debt securities (2)	6,225	—	6,225
Investment in ProQR Therapeutics N.V. (4)	2,031	2,031	—
Total	$1,745,363	$581,653	$1,163,710
________________
(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)	Included in short-term investments.

(3)	$2.3 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(4)	Included in other current assets on our consolidated balance sheet.

(5)	$10.0 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(6)	$17.5 million included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $495.4 million and $559.2 million at December 31, 2021, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

2. Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2021:

One year or less	51%
After one year but within two years	34%
After two years but within three and a half years	15%
Total	100%

As illustrated above, at December 31, 2021, 85 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At December 31, 2021, we had an ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business. The privately-held companies are Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. and Suzhou-Ribo Life Science Co, Ltd. The publicly traded companies are Antisense Therapeutics Ltd., Bicycle and ProQR.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$383,870	$728	$(226)	$384,372
Debt securities issued by U.S. government agencies	48,493	19	(18)	48,494
Debt securities issued by the U.S. Treasury (1)	45,424	—	(64)	45,360
Debt securities issued by states of the U.S. and political subdivisions of the states	134,770	45	(37)	134,778
Total securities with a maturity of one year or less	612,557	792	(345)	613,004
Corporate debt securities	382,000	331	(2,644)	379,687
Debt securities issued by U.S. government agencies	72,935	—	(561)	72,374
Debt securities issued by the U.S. Treasury	137,635	139	(500)	137,274
Debt securities issued by states of the U.S. and political subdivisions of the states	39,909	1	(224)	39,686
Other municipal debt securities	6,136	—	(37)	6,099
Total securities with a maturity of more than one year	638,615	471	(3,966)	635,120
Total available-for-sale securities	$1,251,172	$1,263	$(4,311)	$1,248,124
Equity securities:
Total equity securities included in other current assets (2)	$11,897	$7,145	$(837)	$18,205
Total equity securities included in deposits and other assets (3)	15,615	16,707	—	32,322
Total equity securities	$27,512	$23,852	$(837)	$50,527
Total available-for-sale and equity securities	$1,278,684	$25,115	$(5,148)	$1,298,651

	Amortized	Gross Unrealized		Estimated
December 31, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$514,182	$2,194	$(41)	$516,335
Debt securities issued by U.S. government agencies	94,234	354	(2)	94,586
Debt securities issued by the U.S. Treasury (1)	307,576	233	(9)	307,800
Debt securities issued by states of the U.S. and political subdivisions of the states	104,271	196	(12)	104,455
Other municipal debt securities	5,191	—	(7)	5,184
Total securities with a maturity of one year or less	1,025,454	2,977	(71)	1,028,360
Corporate debt securities	325,079	4,941	(40)	329,980
Debt securities issued by U.S. government agencies	80,099	185	(9)	80,275
Debt securities issued by the U.S. Treasury	50,318	383	(4)	50,697
Debt securities issued by states of the U.S. and political subdivisions of the states	31,779	91	(16)	31,854
Other municipal debt securities	1,041	—	—	1,041
Total securities with a maturity of more than one year	488,316	5,600	(69)	493,847
Total available-for-sale securities	$1,513,770	$8,577	$(140)	$1,522,207
Equity securities:
Total equity securities included in other current assets (2)	$4,712	$—	$(2,681)	$2,031
Total equity securities included in deposits and other assets (3)	15,062	15,938	—	31,000
Total equity securities	$19,774	$15,938	$(2,681)	$33,031
Total available-for-sale and equity securities	$1,533,544	$24,515	$(2,821)	$1,555,238
________________
(1)	Includes investments classified as cash equivalents on our consolidated balance sheet.

(2)	Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value.

(3)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on our consolidated balance sheet.

The following is a summary of our investments we considered to be temporarily impaired at December 31, 2021 (in thousands). All of these investments have less than 12 months of temporary impairment. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

	Number of Investments	Estimated Fair Value	Unrealized Losses
Corporate debt securities	272	$552,966	$(2,870)
Debt securities issued by U.S. government agencies	15	114,338	(579)
Debt securities issued by the U.S. Treasury	13	134,987	(564)
Debt securities issued by states of the U.S. and political subdivisions of the states	425	126,401	(261)
Other municipal debt securities	2	6,099	(37)
Total temporarily impaired securities	727	$934,791	$(4,311)

3. Long-Term Obligations and Commitments

The carrying value of our long-term obligations was as follows (in thousands):

	December 31,
	2021	2020
		(as revised*)
0.125 percent convertible senior notes	$542,314	$540,136
1 percent convertible senior notes (1)	—	308,809
0 percent convertible senior notes	619,119	—
Long-term mortgage debt	59,713	59,984
Leases and other obligations	29,904	30,710
Total	$1,251,050	$939,639
Less: current portion (1)	(3,526)	(316,110)
Total Long-Term Obligations	$1,247,524	$623,529
________________
(1)	We classified the carrying value of our 1% Notes as a current liability on our consolidated balance sheet at December 31, 2020 because it matured in November 2021.

*
We revised our 2020 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

Convertible Debt and Call Spread

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At December 31, 2021, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$13.4
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheet. See our Call Spread accounting policy in Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes and Call Spread

In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes.

At December 31, 2021, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$6.5
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheet. See our Call Spread accounting policy in Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

1 Percent Convertible Senior Notes

In November 2014, we completed a $500 million offering of convertible senior notes, which matured in 2021 and beared interest at 1 percent with interest payable semi-annually. In December 2016, we issued an additional $185.5 million of 1% Notes in exchange for the redemption of a portion of our previously outstanding 2.75% convertible senior notes, or 2.75% Notes. In December 2019, we exchanged a portion of our 1% Notes for new 0.125% Notes. As a result, the principal balance of 1% Notes was $309.9 million. Additionally, we recorded a $66.2 million non-cash loss on the early retirement of debt, reflecting the early retirement of a significant portion of our 1% Notes in December 2019. The non-cash loss on the early retirement of our debt is the difference between the amount paid to exchange our 1% Notes and the net carrying balance of the liability at the time that we completed the debt exchange.

In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result of the repurchase, we recognized an $8.6 million loss on early retirement of debt, reflecting the early retirement of a significant portion of our 1% Notes. The loss on the early retirement of our debt is the difference between the amount paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt. We paid the remaining principal balance of our 1% Notes with $62.0 million of cash at maturity in November 2021.

Other Terms of Convertible Senior Notes

The 0% and 0.125% Notes are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The 1% Notes were subject to similar terms.

Our total interest expense for our outstanding senior convertible notes for the years ended December 31, 2021, 2020 and 2019 included $4.9 million, $3.2 million and $2.9 million, respectively, of non-cash interest expense related to the amortization of debt issuance costs for our convertible notes.

Financing Arrangements

Research and Development and Manufacturing Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million and our manufacturing facility for $14.0 million. We financed the purchase of these two facilities with mortgage debt of $60.4 million in total. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility mortgage has an interest rate of 4.20 percent. During the first five years of both mortgages, we are only required to make interest payments. We will begin making principal payments in 2022. Both mortgages mature in August 2027.

Maturity Schedules

Annual debt and other obligation maturities, including fixed and determinable interest, at December 31, 2021 are as follows (in thousands):

2022	$3,498
2023	4,180
2024	4,180
2025	1,184,820
2026	3,494
Thereafter	57,439
Subtotal	$1,257,611
Less: current portion	(3,526)
Less: fixed and determinable interest	(15,498)
Less: debt issuance costs	(20,302)
Plus: lease liabilities	22,058
Plus: other liabilities	7,181
Total long-term debt	$1,247,524

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

Boston Leases

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

In January 2022, we entered into a sublease agreement for our office space located in Boston, Massachusetts. The sublease commencement date was in January 2022 when the office space was ready for our tenant’s occupancy. We are subleasing this space under a non-cancelable operating sublease with a sublease term ending 83 months following the sublease commencement date with no option to extend the sublease. Under the sublease agreement we provided a seven-month free rent period, which commenced on January 6, 2022. We will receive lease payments over the sublease term totaling $9.6 million.

In September 2021, we entered into an operating lease agreement for another office space located in Boston, Massachusetts. The lease commencement date was in November 2021 when the office space was ready for our occupancy. We are leasing this space under a non-cancelable operating lease with an initial term ending 91 months following the lease commencement date and an option to extend the lease for an additional five-year term. Under the lease agreement, we will receive a seven-month free rent period, which commenced on November 1, 2021. Our lease payments over the initial term total $6.8 million. We recognized a right-of-use lease asset and lease liability in the fourth quarter of 2021 upon the lease commencement date.

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for these leases in the original lease term.

Amounts related to our operating leases were as follows (dollar amounts in millions):

At December 31, 2021
Right-of-use operating lease assets (1)	$18.0
Operating lease liabilities (2)	$22.1
Weighted average remaining lease term	6.6 years
Weighted average discount rate	6.0%
________________
(1)	Included in deposits and other assets on our consolidated balance sheet.

(2)	Current portion of $2.6 million was included in current portion of long-term obligations on our consolidated balance sheet, with the difference included in long-term obligations.

During the years ended December 31, 2021, 2020, and 2019 we paid $3.3 million, $3.8 million and $3.9 million of lease payments, which were included in operating activities in our consolidated statements of cash flows.

As of December 31, 2021, the future payments for our operating lease liabilities are as follows (in thousands):

	Operating Leases
Year ending December 31,	$
2022		4,075
2023		4,314
2024		4,223
2025		4,062
2026		3,778
Thereafter		7,035
Total minimum lease payments		27,487
Less:
Imputed interest		(5,429)
Total operating lease liabilities		$22,058

Rent expense was $3.4 million, $3.7 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

4. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15 million shares of “blank check” Preferred Stock. As of December 31, 2021, there were no shares of Preferred Stock outstanding. We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2021.

Common Stock

At December 31, 2021 and 2020, we had 300 million shares of common stock authorized, of which 141.2 million and 140.4 million were issued and outstanding, respectively. As of December 31, 2021, total common shares reserved for future issuance were 46.2 million.

During the years ended December 31, 2021, 2020 and 2019, we issued 1.1 million, 1.7 million and 3.1 million shares of common stock, respectively, for stock option exercises, vesting of restricted stock units, and ESPP purchases. We received net proceeds from these transactions of $11.6 million, $52.0 million and $119.7 million in 2021, 2020 and 2019, respectively.

Share Repurchase Program

In September 2019, our board of directors approved a share repurchase program of up to $125 million of our common stock. In 2019, we repurchased 535,000 shares for $34.4 million. In the first quarter of 2020, we repurchased an additional 1.5 million shares for $90.5 million.

Stock Plans

1989 Stock Option Plan

In June 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 20.0 million shares of common stock to our employees, directors, and consultants. The plan expires in January 2024. The 1989 Plan does not allow us to grant stock bonuses or restricted stock awards and prohibits us from repricing any options outstanding under the plan unless our stockholders approve the repricing. Options vest over a four-year period, with 25percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. At December 31, 2021, a total of 28 thousand options were outstanding, of which options to purchase 28 thousand shares were exercisable, and 49 thousand shares were available for future grant under the 1989 Plan.

2011 Equity Incentive Plan

In March 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards to our employees, directors, and consultants. In June 2015, May 2017 and June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan, or 2011 Plan, to increase the total number of shares reserved for issuance. We increased the shares available under our 2011 Equity Incentive Plan from 5.5 million to 11.0 million in June 2015, from 11.0 million to 16.0 million in May 2017 and from 16.0 million to 23.0 million in June 2019. In the second quarter of 2021, after receiving approval from our stockholders, we amended our 2011 Plan. The amendment increased the total number of shares of common stock authorized for issuance under the 2011 Plan from 23.0 million to 29.7 million and added a fungible share counting ratio whereby the share reserve will be reduced by 1.7 shares for each share of common stock issued pursuant to a full value award (i.e., RSU or PRSU) and increased by 1.7 shares for each share of common stock returning from a full value award. The plan expires in June 2031. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options, RSU and PRSU awards to our employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four-year period. At December 31, 2021, a total of 12.8 million options were outstanding, of which 8.3 million were exercisable, 2.5 million restricted stock unit awards were outstanding, and 8.5 million shares were available for future grant under the 2011 Plan.

Under the 2011 Plan, we may issue a stock award with additional acceleration of vesting and exercisability upon or after a change in control. In the absence of such provisions, no such acceleration will occur. The stock options and restricted stock unit awards we issued to Dr. Stanley T. Crooke in his former role as chief executive officer and certain stock options and restricted stock unit awards we issued to B. Lynne Parshall in her former role as chief operating officer have accelerated vesting upon a change of control, as defined in the 2011 Plan. In addition, we implemented a change of control and severance benefit plan that provides for change of control and severance benefits to our executive officers, including our chief executive officer and chief financial officer. If we terminate one of our executive officers or if an executive officer resigns for good reason during the period that begins three months before and ends twelve months following a change in control of the company, the impacted executive officers’ stock options and RSUs vesting will accelerate for options and RSUs outstanding as of the termination date.

2020 Equity Incentive Plan

In connection with the Akcea Merger in October 2020, we assumed the unallocated portion of the available share reserve under the Akcea 2015 Equity Incentive Plan. In December 2020, we amended and restated the Akcea 2015 equity plan, including renaming the plan as the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, or 2020 Plan. The 2020 Plan provided for the issuance of up to 2.6 million shares of our Common Stock to our employees, directors and consultants who were employees of Akcea prior to the Akcea Merger. In the second quarter of 2021, our Compensation Committee approved an amendment to the 2020 Plan. The amendment decreased the total number of shares of common stock authorized for issuance under the 2020 Plan from approximately 2.6 million to 1.6 million. We assumed the 2020 Plan in connection with Ionis’ reacquisition of all of the outstanding shares of Akcea Therapeutics, Inc. as part of the Akcea Merger.

The plan expires in December 2025. The 2020 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options and RSU awards to our eligible employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2020 Plan which vest annually over a four-year period. At December 31, 2021, a total of 0.2 million options were outstanding, of which none were exercisable, 0.1 million restricted stock unit awards were outstanding, and 1.3 million shares were available for future grant under the 2020 Plan.

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

Options under this plan expire 10 years from the date of grant. At December 31, 2021, a total of 1.0 million options were outstanding, of which 0.8 million were exercisable, 0.1 million restricted stock unit awards were outstanding, and 0.7 million shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In June 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder. In each of the subsequent years until 2019, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 3.2 million shares authorized under the plan as of December 31, 2021. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10percent of each employee’s compensation) at the lower of 85percent of fair market value at the beginning of the purchase period or the end of each purchase period. Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase. During 2021, employees purchased and we issued to employees 0.07 million shares under the ESPP at a weighted average price of $39.26 per share. At December 31, 2021, there were 0.6 million shares available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2021 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,439	$54.11
Granted	3,382	$53.07
Exercised	(219)	$38.69
Cancelled/forfeited/expired	(1,513)	$54.65
Outstanding at December 31, 2021	14,089	$54.04	3.89	$1,131
Exercisable at December 31, 2021	9,175	$53.65	2.94	$1,067

The weighted-average estimated fair values of options granted were $24.35, $29.43 and $28.76 for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $2.5 million, $15.5 million and $83.8 million, respectively, which we determined as of the date of exercise. The amount of cash received from the exercise of stock options was $8.5 million, $43.7 million and $105.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, the weighted-average fair value of options exercised was $50.13. As of December 31, 2021, total unrecognized compensation cost related to non-vested stock options was $49.6 million. We expect to recognize this cost over a weighted average period of 1.1 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2021 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	2,374	$58.81
Granted	1,548	$57.69
Vested	(834)	$57.47
Cancelled/forfeited	(411)	$59.24
Non-vested at December 31, 2021	2,677	$58.51

For the years ended December 31, 2021, 2020 and 2019, the weighted-average grant date fair value of RSUs granted was $57.69, $60.86 and $60.23 per RSU, respectively. As of December 31, 2021, total unrecognized compensation cost related to RSUs was $57.0 million. We expect to recognize this cost over a weighted average period of 1.2 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Stock-based Compensation Expense and Valuation Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$456	$1,991	$438
Research, development and patent	87,522	115,584	95,348
Selling, general and administrative	32,700	112,542	50,788
Total	$120,678	$230,117	$146,574

In October 2020, as part of the Akcea Merger, Akcea’s outstanding equity awards vested under Akcea’s Plan. As a result, in the fourth quarter of 2020, we recognized all unrecognized stock-based compensation ($59.3 million) under Akcea’s Plan. See Note 7, Akcea Merger, in the Notes to the Consolidated Financial Statements for further details.

In the third quarter of 2019, three Akcea executive officers terminated their employment and entered into separation agreements with Akcea. As a result, in the third quarter of 2019, Akcea reversed $19.1 million of stock-based compensation expense it had previously recognized related to the executive officers’ stock options and RSUs that were no longer going to vest.

Determining Fair Value

Valuation. We measure stock-based compensation expense for equity-classified awards, principally related to stock options, RSUs, PRSUs and stock purchase rights under the ESPP at the grant date, based on the estimated fair value of the award and we recognize the expense over the employee’s requisite service period. We value RSUs based on the market price of our common stock on the date of grant. See Note 1, Organization and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for further details on how we determine the fair value of PRSUs.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. We estimate the expected term of stock options granted based on actual and projected exercise patterns. We recognize compensation expense for stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

For the years ended December 31, 2021, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.5%	2.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	54.0%	58.6%	60.3%
Expected life	4.9 years	4.7 years	4.8 years

Ionis Board of Director Stock Options:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.2%	0.5%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	55.9%	57.6%	60.7%
Expected life	7.3 years	6.7 years	6.6 years

Ionis ESPP:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.1%	0.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	42.4%	47.9%	45.6%
Expected life	6 months	6 months	6 months

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

5. Income Taxes

Income (loss) before income taxes is comprised of (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(as revised*)	(as revised*)

United States	$(29,966)	$(137,222)	$336,277
Foreign	818	2,670	2,489
Income (loss) before income taxes	$(29,148)	$(134,552)	$338,766

Our income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
		(as revised*)	(as revised*)

Current:
Federal	$(200)	$(837)	$35,861
State	(690)	3,782	14,329
Foreign	339	518	413
Total current income tax expense (benefit)	(551)	3,463	50,603

Deferred:
Federal	—	341,728	904
State	—	—	—
Total deferred income tax benefit	—	341,728	904
Total income tax expense (benefit)	$(551)	$345,191	$51,507

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes. The sources and tax effects of the differences are as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
			(as revised*)		(as revised*)

Pre-tax income (loss)	$(29,148)		$(134,552)		$338,766

Statutory rate	(6,121)	21.0%	(28,256)	21.0%	71,141	21.0%
State income tax net of federal benefit	4,278	(14.7)%	(37,705)	28.0%	49,000	14.5%
Foreign	143	(0.5)%	49	0.0%	340	0.1%
Net change in valuation allowance	2,885	(9.9)%	460,898	(342.5)%	(37,314)	(11.0)%
Loss on debt transactions	262	(0.9)%	—	—	9,911	2.9%
Impact from outside basis differences	—	—	—	—	(16,344)	(4.8)%
Tax credits	(23,198)	79.6%	(18,774)	14.0%	(22,296)	(6.6)%
Deferred tax true-up	(24)	0.1%	(206)	0.2%	646	0.2%
Tax rate change	12,838	(44.0)%	(32,951)	24.5%	1,248	0.4%
Non-deductible compensation	5,085	(17.4)%	7,931	(5.9)%	3,361	1.0%
Other non-deductible items	84	(0.3)%	193	(0.1)%	329	0.1%
Stock-based compensation	4,720	(16.2)%	17,435	(13.0)%	(4,837)	(1.4)%
Foreign-derived intangible income benefit	—	—	—	—	(2,071)	(0.6)%
Impacts from Akcea Merger	—	—	(22,032)	16.4%	—	—
Other	(1,503)	5.1%	(1,391)	0.9%	(1,607)	(0.6)%
Effective rate	$(551)	1.9%	$345,191	(256.5)%	$51,507	15.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
		(as revised*)

Deferred Tax Assets:
Net operating loss carryovers	$85,600	$83,681
Tax credits	269,538	245,746
Deferred revenue	104,330	124,452
Stock-based compensation	86,611	80,055
Intangible and capital assets	92,542	98,443
Convertible debt	45,681	22,395
Interest expense limitation	6,996	—
Other	15,048	13,402
Total deferred tax assets	$706,346	$668,174

Deferred Tax Liabilities:
Fixed assets	(3,303)	(3,611)
Other	(5,270)	(5,808)
Net deferred tax asset	$697,773	$658,755
Valuation allowance	(697,773)	(658,755)
Total net deferred tax assets and liabilities	$—	$—

*
We revised our 2020 and 2019 amounts to reflect the simplified convertible instruments accounting guidance, which we adopted retrospectively. Refer to Note 1, Organization and Significant Accounting Policies, for further information.

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

Ionis and Akcea filed separate U.S. federal income tax returns from the date of Akcea’s IPO in 2017 through October 12, 2020, the date on which we completed the Akcea Merger. As a result of the Akcea Merger, Ionis and Akcea now file a consolidated U.S. federal income tax return, and we now assess our U.S. federal and state valuation allowance requirements on a consolidated basis.

We assessed our valuation allowance requirements and recorded a valuation allowance of $341 million against all of Ionis’ U.S. federal net deferred tax assets in the fourth quarter of 2020, due to uncertainties related to our ability to realize the tax benefits associated with these assets. We based this determination largely on Akcea rejoining the Ionis consolidated U.S. federal tax group in the fourth quarter of 2020. Due to Akcea’s historical and projected financial statement losses, and the expected negative impact this will have on Ionis’ consolidated taxable income, we are uncertain if we will generate sufficient consolidated pre-tax income in future periods to realize the Ionis deferred tax benefits. We also expect that Ionis’ pre-tax income in future periods will be lower due to significant investments in research and development associated with our pipeline of wholly owned medicines. We now maintain a valuation allowance against all our consolidated U.S. federal and state net deferred tax assets.

Our valuation allowance increased by $39 million from December 31, 2020 to December 31, 2021. The increase was primarily related to increases in our deferred tax assets for tax credits and convertible debt offset against a decrease in our deferred tax asset for deferred revenue.

At December 31, 2021, we had federal and state, primarily California, tax net operating loss carryforwards of $271.5 million and $333.8 million, respectively. Our federal tax loss carryforwards are available indefinitely. Our California tax loss carryforwards will begin to expire in 2031. At December 31, 2021, we also had federal and California research and development tax credit carryforwards of $225.5 million and $99.7 million, respectively. Our federal research and development tax credit carryforwards will begin to expire in 2034. Our California research and development tax credit carryforwards are available indefinitely.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance of unrecognized tax benefits	$54,163	$69,784	$68,301
Decrease for prior period tax positions	(695)	(24,154)	(867)
Increase for prior period tax positions	263	7,023	736
Increase for current period tax positions	1,354	1,510	1,614
Ending balance of unrecognized tax benefits	$55,085	$54,163	$69,784

Included in the balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019 was $6.2 million, $6.4 million and $0.4 million respectively, that if we recognized, could impact our effective tax rate, subject to our remaining valuation allowance.

We do not foresee any material changes to our gross unrecognized tax benefits within the next twelve months.

We recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2021 and 2020, we recognized $0.5 million and $0.3 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. We did not record any accrued interest and penalties for the years ended December 31, 2019.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years for 1999 through 2020 are subject to examination by the U.S. federal, state and foreign tax authorities.

We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries as we consider those earnings to be permanently reinvested. It is not practicable for us to calculate the amount of unrecognized deferred tax liabilities associated with these earnings.

6. Collaborative Arrangements and Licensing Agreements

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing nine investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, AS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through December 2021, we have received more than $3.1 billion from our Biogen collaborations.

Spinal Muscular Atrophy Collaborations

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. From inception through December 2021, we earned more than $1.6 billion in total revenue under our SPINRAZA collaboration, including nearly $1.2 billion in revenue from SPINRAZA royalties and more than $435 million in R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA. Biogen is responsible for all global development, regulatory and commercialization activities and costs for SPINRAZA. We completed our performance obligations under our collaboration in 2016.

New antisense medicines for the treatment of SMA

In December 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. Biogen has the option to license therapies arising out of this collaboration following the completion of preclinical studies. Upon licensing, Biogen will be responsible for global development, regulatory and commercialization activities and costs for such therapies. Under the collaboration agreement, we received a $25 million upfront payment in the fourth quarter of 2017. In December 2021, we earned a $60 million license fee payment when Biogen exercised its option to license ION306. We will receive development and regulatory milestone payments from Biogen if new medicines advance towards marketing approval. In total over the term of our collaboration, we are eligible to receive up to $1.2 billion in license fees, milestone payments and other payments, including up to $555 million in payments if Biogen advances ION306, which includes up to $45 million for the achievement of development milestones, up to $110 million for the achievement of regulatory milestones and up to $400 million for the achievement of sales milestones. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales. We will achieve the next payment of up to $45 millionfor the initiation of a Phase 3 trial under this collaboration.

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

In the fourth quarter of 2021, we identified another performance obligation upon Biogen’s license of ION306 because the license we granted to Biogen is distinct from our other performance obligations. We recognized the $60 million license fee for ION306 as revenue at that time because Biogen had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Biogen. Biogen is solely responsible for the costs and expenses related to the development, manufacturing and potential future commercialization of ION306 following the option exercise. We do not have any remaining performance obligations under this collaboration.

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

In the second quarter of 2018, we received $1 billion from Biogen, comprised of $625 million to purchase our stock at an approximately 25 percent cash premium and $375 million in an upfront payment. We are eligible to receive up to $270 million in milestone payments for each medicine that achieves marketing approval. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales. We are currently advancing nine programs under this collaboration and from inception through December 2021, we have received nearly $1.1 billion in payments under this collaboration. We will achieve the next payment of $7.5 million if Biogen designates or advances another programunder this collaboration.

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

From inception through December 2021, we have included $616 million in payments in the transaction price for our R&D services performance obligation under this collaboration, including $23 million of milestone payments we achieved in 2021 and $11 million of milestone payments we achieved in 2020. These milestone payments did not create new performance obligations because they are part of our original R&D services performance obligation. Therefore, we included these amounts in our transaction price for our R&D services performance obligation in the period we achieved the milestone payment. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation at the end of the contractual term in June 2028.

2013 Strategic Neurology

In September 2013, we and Biogen entered into a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurodegenerative diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license medicines resulting from this collaboration. We will usually be responsible for drug discovery and early development of antisense medicines and Biogen has the option to license antisense medicines after Phase 2 proof-of-concept. In October 2016, we expanded our collaboration to include additional research activities we will perform. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. We are currently advancing six investigational medicines in development under this collaboration, including a medicine for Parkinson’s disease (ION859), three medicines for ALS (tofersen, IONIS-C9Rx and ION541), a medicine for multiple system atrophy (ION464) and a medicine for an undisclosed target. In the fourth quarter of 2018, Biogen exercised its option to license our most advanced ALS medicine, tofersen, our medicine in Phase 3 development for SOD1 ALS. As a result, Biogen is now responsible for global development, regulatory and commercialization activities and costs for tofersen.

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all medicines developed under this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. For each antisense molecule that is chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million in a license fee and milestone payments per program. The $260 million per program consists of approximately $60 million in development milestones, including amounts related to the cost of clinical trials, and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any antisense medicines developed under this collaboration. From inception through December 2021, we have received over $280 million in upfront fees, milestone payments and other payments under this collaboration. We will achieve the next payment of up to $70 million if Biogen licenses a medicine under this collaboration.

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

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective quarter we generated the payment because we did not have any performance obligations for the respective payment. For example, in the second quarter of 2021, we earned a $10 million milestone payment when Biogen advanced ION541, which we recognized in full because we did not have any performance obligations related to this milestone payment.

2012 Neurology

In December 2012, we and Biogen entered into a collaboration agreement to develop and commercialize novel antisense medicines to treat neurodegenerative diseases. We are responsible for the development of each of the medicines through the completion of the initial Phase 2 clinical study for such medicine. Biogen has the option to license a medicine from each of the programs through the completion of the first Phase 2 study for each program. Under this collaboration, we are currently advancing IONIS-MAPTRx for Alzheimer’s disease and ION582 for AS. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. In the fourth quarter of 2019, Biogen exercised its option to license IONIS-MAPTRx. We are responsible for completing the Phase 1/2 in study patients with mild AD and a one-year long-term extension study. Biogen will have responsibility for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx.

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million in a license fee and milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. The $210 million per program consists of up to $10 million in development milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies and up to $130 million in milestone payments if Biogen achieves pre-specified regulatory milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales of any medicines resulting from each of the three programs. From inception through December 2021, we have received $155 million in payments under this collaboration, including $19.5 million we received from Biogen for achieving milestones for advancing IONIS-MAPTRx during 2020. We will achieve the next payment of $25 million if Biogen advances a medicine under this collaboration.

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

When we commenced development for IONIS-MAPTRx we identified our development work as a separate performance obligation. We are recognizing our IONIS-MAPTRx development performance obligation based on the percentage of completion. From inception through December 2021, we have included $57 million in the transaction price for our IONIS-MAPTRx development performance obligation, including $19.5 million milestone payments we earned from Biogen in 2020 when we advanced IONIS-MAPTRx. We currently estimate we will satisfy our performance obligation in 2022.

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

In the fourth quarter of 2021, we earned a $10 million milestone payment when Biogen advanced ION582, which we recognized in full because we did not have any performance obligations related to this milestone payment.

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
SPINRAZA royalties (commercial revenue)	$267.8	$286.6	$293.0
R&D revenue	161.0	122.0	180.6
Total revenue from our relationship with Biogen	$428.8	$408.6	$473.6
Percentage of total revenue	53%	56%	42%

Our consolidated balance sheet at December 31, 2021 and 2020 included deferred revenue of $407.5 million and $465.8 million, respectively, related to our relationship with Biogen.

Joint Development and Commercialization Arrangement

AstraZeneca

Eplontersen Collaboration

In December 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. We are jointly developing and preparing to commercialize eplontersen with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize eplontersen outside the U.S., except certain countries in Latin America. Under the terms of the agreement, we received a $200 million upfront payment. We are eligible to receive up to $485 million in development and approval milestones, and up to $2.9 billion in sales-related milestone payments. The agreement also includes territory-specific development, commercial and medical affairs cost-sharing provisions. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

We evaluated our eplontersen collaboration under ASC 808 and identified four material components: (i) the license we granted to AstraZeneca in 2021, (ii) the co-development activities that we and AstraZeneca will perform, (iii) the co-commercialization activities that we and AstraZeneca will perform and (iv) the co-medical affairs activities that we and AstraZeneca will perform.

We determined that we had a vendor-customer relationship within the scope of ASC 606 for the license we granted to AstraZeneca and as a result we had one performance obligation.  For our sole performance obligation, we determined the transaction price was the $200 million upfront payment we received. We recognized the upfront payment in full in 2021 because we did not have any remaining performance obligations after we delivered the license to AstraZeneca.

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration.  AstraZeneca will pay 55 percent of the costs associated with the ongoing global Phase 3 development program. As we will continue to lead the Phase 3 development program, we will recognize as revenue the 55 percent of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we will recognize cost-share funding we receive from AstraZeneca related to these activities as a reduction of our commercial and medical affairs expenses.

We will achieve the next payment of up to $50 million upon the first regulatory approval under this collaboration. Through December 2021, we have generated $200 million in payments under this collaboration.

Research and Development Partners

AstraZeneca

In addition to our collaboration for eplontersen, we have two other collaborations with AstraZeneca. One is focused on the treatment of cardiovascular, renal and metabolic diseases and the other is focused on the treatment of oncology diseases. We and AstraZeneca are currently developing six medicines under these collaborations, including medicines in development to treat people with ATTR amyloidosis, cardiovascular disease, a genetically associated form of kidney disease, NASH and cancer. From inception through December 2021, we have received more than $386 million from our AstraZeneca research and development collaborations.

Cardiovascular, Renal and Metabolic Diseases Collaboration

In July 2015, we and AstraZeneca formed a collaboration to discover and develop antisense therapies for treating cardiovascular, renal and metabolic diseases. Under our collaboration, AstraZeneca has licensed five medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us.

Under the terms of the agreement, we received a $65 million upfront payment. We are eligible to receive license fees and milestone payments of up to more than $5.5 billion as medicines under this collaboration advance, including up to $1.1 billion for the achievement of development milestones, up to $2.9 billion for regulatory milestones and up to $1.5 billion for commercial milestones. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. We will achieve the next payment of $10 million under this collaboration if AstraZeneca advances a medicine under this collaboration. From inception through December 2021, we have received over $282 million in an upfront fee, license fees, milestone payments, and other payments under this collaboration, including $30 million we earned in 2021 when AstraZeneca licensed a target for a metabolic disease and $10 million we earned in 2021 when AstraZeneca advanced a target for a metabolic disease.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in the fourth quarter of 2021. As we achieve milestone payments for our R&D services, we include these amounts in our transaction price for our R&D services performance obligation. From inception through December 2021, we have included $90 million in payments in the transaction price for our R&D services performance obligation.

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective quarter we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. For example, in the fourth quarter of 2021, we earned a $30 million license fee when AstraZeneca licensed a target for a metabolic disease. We recognized the license fee as revenue at that time because AstraZeneca had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to AstraZeneca.

Oncology Collaboration

In December 2012, we entered into a collaboration agreement with AstraZeneca to discover and develop antisense medicines to treat cancer. We and AstraZeneca also established an oncology research program. In 2020, AstraZeneca licensed ION736, an investigational medicine in development targeting FOXP3 for the treatment of cancer. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for ION736.

Under the terms of this agreement, we received $31 million in upfront payments. We are eligible to receive milestone payments and license fees up to $160 million under this collaboration, including up to $42 million for the achievement of development milestones and up to $105 million for the achievement of regulatory milestones. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 2021, we have received over $141 million in upfront fees, milestone payments, and other payments under this oncology collaboration, including $13 million we earned when AstraZeneca licensed ION736 in 2020. We will achieve the next payment of $12 million if AstraZeneca advances ION736 in development.

We completed all of the performance obligations we identified under this collaboration in the first quarter of 2018.

Under this collaboration, we have also generated additional payments that we concluded were not part of other performance obligations discussed above. We recognized each of these payments in full in the respective quarter we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. In 2020, we earned a $13 million license fee when AstraZeneca licensed ION736 because AstraZeneca had full use of the license without any continuing involvement from us.

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$254.6	$88.0	$28.1
Percentage of total revenue	31%	12%	3%

We did not have any deferred revenue from our relationship with AstraZeneca at December 31, 2021. Our consolidated balance sheet at December 31, 2020 included deferred revenue of $10.0 million from our relationship with AstraZeneca.

Bayer
In May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. We were responsible for completing a Phase 2 study of IONIS-FXIRx in people with end-stage renal disease on hemodialysis. Under the terms of the agreement, we received a $100 million upfront payment in the second quarter of 2015. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx and to initiate development of fesomersen, which Bayer licensed. In conjunction with the decision to advance these programs, we received a $75 million payment from Bayer. In October 2019, Bayer decided it would advance fesomersen following positive clinical results. Bayer is now responsible for all global development, regulatory and commercialization activities and costs for the FXI program.

We are eligible to receive up to $385 million in license fees, milestone payments and other payments, including up to $125 million for the achievement of development milestones and up to $110 million for the achievement of sales milestones. In addition, we are eligible to receive tiered royalties in the low to high 20 percent range on gross margins of both medicines combined. From inception through December 2021, we have received over $191 million from this collaboration. We will achieve the next payment of $20 million if Bayer initiates a Phase 3 study for the FXI program.

At the commencement of this collaboration, we identified three performance obligations, the license of IONIS-FXIRx, R&D services and delivery of API, all of which we completed in 2016.

In February 2017, when we amended our collaboration with Bayer, we identified two new performance obligations, one for the license of fesomersen and one for R&D services. We determined the transaction price to be the $75 million payment. We allocated $64.9 million to the license of fesomersen based on its estimated relative stand-alone selling price and recognized the associated revenue upon our delivery of the license in the first quarter of 2017. We allocated $10.1 million to our R&D services performance obligation based on an estimated relative stand-alone selling price. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our obligation in the third quarter of 2019.

In the fourth quarter of 2019, we earned a $10 million milestone payment when Bayer decided it would advance fesomersen. We recognized this milestone payment in full in the fourth quarter of 2019 because we did not have any performance obligations related to this milestone payment.

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with Bayer (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$1.1	$3.2	$14.3
Percentage of total revenue	0%	0%	1%

Our consolidated balance sheet at December 31, 2021 included an insignificant amount of deferred revenue related to our relationship with Bayer. We did not have any deferred revenue from our relationship with Bayer at December 31, 2020.

GSK

In March 2010, we entered into an alliance with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Under the terms of the agreement, we received upfront payments of $35 million. Our collaboration with GSK currently includes two medicines targeting hepatitis B virus, or HBV: bepirovirsen and IONIS-HBV-LRx. We designed these medicines to reduce the production of viral proteins associated with HBV infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program.

Under our agreement, if GSK successfully develops these medicines and achieves pre-agreed sales targets, we could receive license fees and milestone payments of more than $260 million, including up to $47.5 million for the achievement of development milestones, up to $120 million for the achievement of regulatory milestones and up to $70 million for the achievement of sales milestones. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that GSK successfully commercializes under this alliance. From inception through December 2021, we have received more than $190 million in payments under this alliance with GSK. We will achieve the next payment of $15 million if GSK initiates a Phase 3 study of a medicine under this program.

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

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with GSK (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$—	$0.2	$25.4
Percentage of total revenue	—	0%	2%

We did not have any deferred revenue from our relationship with GSK at December 31, 2021 and 2020.

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen and olezarsen. We received a $75 million upfront payment in the first quarter of 2017. In the first quarter of 2019, Novartis licensed pelacarsen and we earned a $150 million license fee. Novartis is responsible for conducting and funding future development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in the fourth quarter 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen. When Novartis decided to not exercise its option for olezarsen, we retained rights to develop and commercialize olezarsen.

Under the collaboration, we are eligible to receive up to $675 million in milestone payments, including $25 million for the achievement of a development milestone, up to $290 million for the achievement of regulatory milestones and up to $360 million for the achievement of sales milestones. From inception through December 2021, we have received nearly $425 million in upfront payments, milestone payments, license fees and other payments from this collaboration. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. In August 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We recognized the milestone payment in full in the third quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of up to $75 million if Novartis advances regulatory activities for pelacarsen.

In conjunction with this collaboration, we entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017.

At the commencement of this collaboration, we identified four separate performance obligations:

●	R&D services for pelacarsen;
●	R&D services for olezarsen;
●	API for pelacarsen; and
●	API for olezarsen.

We determined that the R&D services for each medicine and the API for each medicine were distinct performance obligations.

We determined our transaction price to be $108.4 million, comprised of the following:

●	$75 million from the upfront payment;
●	$28.4 million for the premium paid by Novartis for its purchase of our common stock at a premium in the first quarter of 2017; and
●	$5.0 million for the potential premium Novartis would have paid if they purchased our common stock in the future.

We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●	$64.0 million for the R&D services for pelacarsen;
●	$40.1 million for the R&D services for olezarsen;
●	$1.5 million for the delivery of pelacarsen API; and
●	$2.8 million for the delivery of olezarsen API.

We completed our R&D services performance obligations for olezarsen and pelacarsen in 2019. As such, we recognized all revenue we allocated to the olezarsen and pelacarsen R&D services as of the end of 2019.

We recognized revenue related to the R&D services for pelacarsen and olezarsen performance obligations as we performed services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations.

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$25.5	$1.0	$187.4
Percentage of total revenue	3%	0%	17%

We did not have any deferred revenue from our relationship with Novartis at December 31, 2021 and 2020.

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

Under the terms of the agreement, we received an upfront payment of $30 million in April 2013 and an additional $3 million payment in 2017. We are eligible to receive up to $365 million in a license fee and milestone payments including up to $70 million for the achievement of development milestones, up to $170 million for the achievement of regulatory milestones and up to $80 million for the achievement of sales milestones. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this alliance. From inception through December 2021, we have received $150 million in upfront fees, milestone payments and license fees under this collaboration. We will achieve the next payment of $15 million if Roche advances tominersen into registration.

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

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective quarter in which we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. In 2019, we earned $35 million in milestone payments when Roche dosed the first patient in the Phase 3 study of tominersen.

In January 2022, Roche announced it is actively preparing to initiate a new Phase 2 study of tominersen in patients with HD. Post-hoc analyses from the GENERATION HD1 study suggested tominersen may benefit younger adult patients with lower disease burden. In March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest HD based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded iDMC. We do not have any remaining performance obligations related to tominersen under this collaboration with Roche; however, we can still earn additional payments and royalties as Roche advances tominersen.

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

Under the terms of this agreement, we received a $75 million upfront payment in the fourth quarter of 2018. We are eligible to receive more than $680 million in development, regulatory and sales milestone payments and license fees. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 2021, we have received $75 million in upfront fees, milestone payments and license fees under this collaboration. We will achieve the next payment of $20 million if we further advance the Phase 2 study in patients with dry AMD.

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

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$17.2	$5.9	$57.0
Percentage of total revenue	2%	1%	5%

Our consolidated balance sheet at December 31, 2021 and 2020 included deferred revenue of $31.6 million and $47.2 million related to our relationship with Roche, respectively.

Commercialization Partnerships

Swedish Orphan Biovitrum AB (Sobi)

We began commercializing TEGSEDI and WAYLIVRA in Europe in January 2021 and TEGSEDI in North America in April 2021 through distribution agreements with Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. In exchange, we earn a distribution fee on net sales from Sobi for each medicine.

PTC Therapeutics

In August 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In December 2021, we started receiving royalties from PTC for TEGSEDI sales.

Technology Enhancement Collaboration

Bicycle License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LICA medicines. In July 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricts our ability to trade our Bicycle shares for one year. In 2021, we recorded a $7.2 million equity investment for the shares we received in Bicycle. We recognized the remaining $34.8 million as R&D expense in 2021. From inception through December 31, 2021, we have paid Bicycle $46.6 million under this collaboration agreement.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, we co-exclusively (with ourselves) licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics, with Alynylam having the exclusive right to grant platform sublicenses for double-stranded RNAi. In exchange for such rights, Alynylam gave us a technology access fee, participation in fees from Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. We retained exclusive rights to our patents for single-stranded antisense therapeutics and for a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi therapeutics targeting a limited number of therapeutic targets on a nonexclusive basis. Additionally, in 2015, we and Alnylam entered into an alliance in which we cross-licensed intellectual property. Under this alliance, we and Alnylam each obtained exclusive license rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

In the fourth quarter 2020, we completed an arbitration process with Alnylam. The arbitration panel awarded us $41.2 million for payments owed to us by Alnylam related to Alnylam’s agreement with Sanofi Genzyme. We recognized the $41.2 million payment from Alnylam as revenue in the fourth quarter of 2020 because we did not have any performance obligations for the respective payment.

During the years ended December 31, 2021, 2020 and 2019, we earned the following revenue from our relationship with Alnylam (in millions, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
R&D revenue	$—	$47.9	$24.1
Percentage of total revenue	—	7%	2%

We did not have any deferred revenue from our relationship with Alnylam at December 31, 2021 and 2020.

7. Akcea Merger

Purchase Price and Direct Transaction Costs Accounting for the Akcea Merger

In October 2020, we reacquired the shares of Akcea’s common stock we did not own, increasing our ownership from 76 percent to 100 percent. Under the purchase agreement, we purchased 24.8 million shares at $18.15 per share, resulting in a total purchase price of $450.6 million.

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

We accounted for the transaction costs related to the Akcea Merger as a direct charge to stockholders’ equity. We incurred $40.6 million of direct transaction costs from the Akcea Merger, primarily comprised of banking and legal fees.

Equity Award Payouts related to the Akcea Merger

In October 2020, as part of the Akcea Merger, Ionis cancelled all of Akcea’s equity awards. In exchange for the cancelled awards, if eligible under the terms of the Akcea Merger, we paid holder’s a cash payment. We paid $18.15 for each outstanding RSU. For each outstanding option with an exercise price less than $18.15, we paid $18.15 less the exercise price. As a result, we paid out $53.4 million in the fourth quarter of 2020 related to Akcea’s cancelled equity awards. We accounted for these payments as part of the transaction costs recorded to stockholders’ equity in the fourth quarter of 2020. Because we did not replace the Akcea awards, we recognized all unrecognized non-cash stock-based compensation ($59.3 million) under Akcea’s Plan in our statement of operations in the post-merger period in the fourth quarter of 2020.

Severance and Retention Costs related to the Akcea Merger

As a result of the Akcea Merger, we incurred severance and retention expenses of $27.0 million. During 2021 and 2020, we recorded $11.7 million and $15.3 million of severance and retention related costs in operating expenses, respectively. As of December 31, 2021, we have recognized all severance and retention costs related to the Akcea Merger.

The following table summarizes the severance and retention expenses related to the Akcea Merger that we recognized for the periods indicated (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020
R&D expenses	$5.1	$3.9
SG&A expenses	6.6	11.4
Total	$11.7	$15.3

The following table summarizes the severance and retention reserve amounts related to the Akcea Merger that we included in accrued compensation for the period indicated (in millions):

Year Ended December 31, 2021
Beginning balance as of January 1, 2021	$14.7
Amount expensed during the year	13.5
Reserve adjustments during the year	(1.8)
Net amount expensed during the year	11.7
Amounts paid during the year	(26.4)
Ending balance as of December 31, 2021	$—

The reserve adjustments during the period primarily related to forfeitures of severance and retention payments as a result of employee terminations before they earned the amounts.

8. Severance and Retention Costs related to our Restructured Operations

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

As a result of this change, we incurred severance and retention expenses of $14.2 million. During 2021 and 2020, we recorded $1.7 million and $12.5 million of severance and retention related costs in operating expenses, respectively. As of December 31, 2021, we have recognized all severance and retention costs related to this agreement.

The following table summarizes the severance and retention expenses related to our restructured European operations that we recognized for the periods indicated (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020
R&D expenses	$0.6	$4.2
SG&A expenses	1.1	8.3
Total	$1.7	$12.5

The following table summarizes the severance and retention reserve amounts related to our restructured European operations that we included in accrued compensation for the period indicated (in millions):

Year Ended December 31, 2021
Beginning balance as of January 1, 2021	$12.4
Amount expensed during the year	2.6
Reserve adjustments during the year	(0.9)
Net amount expensed during the year	1.7
Amounts paid during the year	(14.1)
Ending balance as of December 31, 2021	$—

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

The following table summarizes the severance expenses related to our Restructured North American TEGSEDI Operations that we recognized for the period indicated (in millions):

Year Ended December 31, 2021
R&D expenses	$2.3
SG&A expenses	7.1
Total	$9.4

We recognized all severance expenses related to our Restructured North American TEGSEDI Operations during the three months ended June 30, 2021.

The following table summarizes the severance reserve amounts related to our Restructured North American TEGSEDI Operations that we included in accrued compensation for the period indicated (in millions):

Year Ended December 31, 2021
Beginning balance as of January 1, 2021	$—
Net amount expensed during the year	9.4
Amounts paid during the year	(9.4)
Ending balance as of December 31, 2021	$—

9. Employment Benefits

We have employee 401(k) salary deferral plans covering all employees. Employees could make contributions by withholding a percentage of their salary up to the IRS annual limits of $20,500 and $27,000 in 2021 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $5.5 million, $5.7 million and $6.4 million in matching contributions for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the “Delaware Action.”  The plaintiffs in the Delaware Action assert claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants.” The plaintiffs assert putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action assert that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that we and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. We believe that the claims asserted in the Delaware Action are without merit and filed a motion to dismiss the claims in November 2021. Briefing on the motion to dismiss is ongoing, and pursuant to an agreed-upon scheduling order that has been entered by the Court, argument on the motion to dismiss is expected later in the first quarter of 2022.

On January 19, 2022, a purported stockholder of Ionis filed a stockholder derivative complaint in the Delaware Court of Chancery captioned Leo Shumacher, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0059, or the “Action.” The complaint names as defendants the current members of Ionis’ board of directors, collectively the Directors. The company is a nominal defendant. Plaintiff asserts a breach of fiduciary duty claim against the Directors for awarding and receiving allegedly excessive compensation. Plaintiff also asserts an unjust enrichment claim against the non-employee Directors as a result of the compensation they received. The complaint seeks, among other things, damages, restitution, attorneys’ fees and costs, and such other relief as deemed just and proper by the court. Defendants have not yet responded to the complaint in this Action.

11. Fourth Quarter Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized fourth quarter data for 2021 and 2020 are as follows (in thousands, except per share data).

Three Months Ended December 31,	2021	2020
Revenue	$440,006	$290,281
Operating expenses	$219,403	$312,945
Income (loss) from operations	$220,603	$(22,664)
Net income (loss)	$224,613	$(355,687)
Net income (loss) attributable to Ionis Pharmaceuticals, Inc. common stockholders	$224,613	$(354,532)
Basic net income (loss) per share (1) (2)	$1.59	$(2.54)
Diluted net income (loss) per share (1) (3)	$1.41	$(2.54)
________________
(1)	We compute net income (loss) per share independently for each quarter during the year.

(2)
As discussed in Note 1, Organization and Significant Accounting Policies, we compute basic net income (loss) per share by dividing the total net income (loss) attributable to our common stockholders by our weighted-average number of common shares outstanding during the period. Our basic net income per share for the fourth quarter of 2021 was $1.59.

Our basic net loss per share calculation for the fourth quarter of 2020 considered our net loss for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s loss per share by the weighted average shares we owned in Akcea during the period. As a result of this calculation, our total net loss available to Ionis common stockholders for the calculation of net loss per share is different than net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders in the consolidated statements of operations.

Our basic net loss per share for the fourth quarter of 2020 was calculated as follows (in thousands, except per share amounts):

Three Months Ended December 31, 2020	Weighted Average Shares Owned in Akcea	Akcea’s Net Loss Per Share	Basic Net Loss Per Share Calculation
Akcea’s net loss in the pre-merger period attributable to our ownership	77,095	$(0.05)	$(3,603)
Akcea’s net loss in the post-merger period attributable to our ownership			(85,987)
Akcea’s total net loss attributable to our ownership			$(89,590)
Ionis’ stand-alone net loss			(266,418)
Net loss available to Ionis common stockholders			$(356,008)
Weighted average shares outstanding			139,956
Basic net loss per share			$(2.54)

(3)
We had net income available to Ionis common stockholders for the fourth quarter of 2021. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period as follows (in thousands except per share amounts):

Three Months Ended December 31, 2021	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to Ionis common stockholders	$224,612	141,205	$1.59
Effect of dilutive securities:
Shares issuable upon exercise of stock options	—	46
Shares issuable upon restricted stock award issuance	—	1,065
Shares issuable related to our ESPP	—	34
Shares issuable related to our 0 percent convertible notes	777	10,936
Shares issuable related to our 0.125 percent convertible notes	716	6,590
Shares issuable related to our 1 percent convertible notes	105	464
Income available to Ionis common stockholders, plus assumed conversions	$226,210	160,340	$1.41