Form 10-Q
period 2022-03-31
IONIS PHARMACEUTICALS INC
filed 2022-05-04
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of voting common stock outstanding as of April 28, 2022 was 141,797,854.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$542,513	$869,191
Short-term investments	1,509,880	1,245,782
Contracts receivable	26,122	61,896
Inventories	24,032	24,806
Other current assets	150,577	143,374
Total current assets	2,253,124	2,345,049
Property, plant and equipment, net	177,724	178,069
Patents, net	29,295	29,005
Deposits and other assets	58,949	59,567
Total assets	$2,519,092	$2,611,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,125	$11,904
Accrued compensation	16,525	38,810
Accrued liabilities	99,256	88,560
Income taxes payable	901	36
Current portion of long-term obligations	4,206	3,526
Current portion of deferred contract revenue	91,437	97,714
Total current liabilities	228,450	240,550
Long-term deferred contract revenue	333,138	351,879
0 percent convertible senior notes, net	619,898	619,119
0.125 percent convertible senior notes, net	542,860	542,314
Long-term obligations, less current portion	25,710	26,378
Long-term mortgage debt	59,462	59,713
Total liabilities	1,809,518	1,839,953
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 141,753,122 and 141,210,015 shares issued and outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	142	141
Additional paid-in capital	1,983,078	1,964,167
Accumulated other comprehensive loss	(48,578)	(32,668)
Accumulated deficit	(1,225,068)	(1,159,903)
Total stockholders’ equity	709,574	771,737
Total liabilities and stockholders’ equity	$2,519,092	$2,611,690

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Commercial revenue:
SPINRAZA royalties	$53,818	$59,986
TEGSEDI and WAYLIVRA revenue, net	6,160	19,838
Licensing and other royalty revenue	12,307	4,624
Total commercial revenue	72,285	84,448
Research and development revenue:
Collaborative agreement revenue	49,784	27,159
Eplontersen joint development revenue	19,850	—
Total research and development revenue	69,634	27,159
Total revenue	141,919	111,607

Expenses:
Cost of sales	4,170	2,578
Research, development and patent	161,126	139,801
Selling, general and administrative	34,127	61,199
Total operating expenses	199,423	203,578

Loss from operations	(57,504)	(91,971)

Other income (expense):
Investment income	1,993	4,643
Interest expense	(2,122)	(2,414)
Loss on investments	(6,625)	—
Other income	187	3

Loss before income tax expense	(64,071)	(89,739)

Income tax expense	(1,094)	(130)

Net loss	$(65,165)	$(89,869)

Basic and diluted net loss per share	$(0.46)	$(0.64)
Shares used in computing basic and diluted net loss per share	141,599	140,770

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(65,165)	$(89,869)
Unrealized losses on debt securities, net of tax	(15,756)	(3,006)
Currency translation adjustment	(154)	(126)

Comprehensive loss	$(81,075)	$(93,001)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021 and 2022
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2020	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282
Net loss	—	—	—	—	(89,869)	(89,869)
Change in unrealized losses, net of tax	—	—	—	(3,006)	—	(3,006)
Foreign currency translation	—	—	—	(126)	—	(126)
Issuance of common stock in connection with employee stock plans	809	1	7,758	—	—	7,759
Stock-based compensation expense	—	—	37,861	—	—	37,861
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(251)	—	(15,337)	—	—	(15,337)
Balance at March 31, 2021	140,924	$141	$1,925,801	$(24,203)	$(1,221,175)	$680,564

Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(65,165)	(65,165)
Change in unrealized losses, net of tax	—	—	—	(15,756)	—	(15,756)
Foreign currency translation	—	—	—	(154)	—	(154)
Issuance of common stock in connection with employee stock plans	847	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	26,236	—	—	26,236
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(304)	—	(9,173)	—	—	(9,173)
Balance at March 31, 2022	141,753	$142	$1,983,078	$(48,578)	$(1,225,068)	$709,574

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(65,165)	$(89,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,701	3,917
Amortization of right-of-use operating lease assets	602	394
Amortization of patents	592	544
Amortization of premium on investments, net	4,175	4,023
Amortization of debt issuance costs	1,343	860
Stock-based compensation expense	26,236	37,861
Gain on investments	(10)	(13)
Non-cash losses related to disposal of property, plant and equipment	527	—
Non-cash losses related to patents	110	221
Changes in operating assets and liabilities:
Contracts receivable	35,774	52,807
Inventories	774	(234)
Other current and long-term assets	(7,222)	16,481
Income taxes receivable	865	2
Accounts payable	2,878	(9,569)
Accrued compensation	(22,285)	(36,465)
Accrued liabilities and other current liabilities	10,473	(11,905)
Deferred contract revenue	(25,018)	(23,717)
Net cash used in operating activities	(31,650)	(54,662)

Investing activities:
Purchases of short-term investments	(462,855)	(330,051)
Proceeds from sale of short-term investments	178,837	411,907
Purchases of property, plant and equipment	(2,705)	(1,772)
Acquisition of licenses and other assets, net	(826)	(1,228)
Net cash (used in) provided by investing activities	(287,549)	78,856

Financing activities:
Proceeds from equity, net	1,848	7,760
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(9,173)	(15,337)
Net cash used in financing activities	(7,325)	(7,577)

Effects of exchange rates on cash	(154)	(126)

Net (decrease) increase in cash and cash equivalents	(326,678)	16,491
Cash and cash equivalents at beginning of period	869,191	397,664
Cash and cash equivalents at end of period	$542,513	$414,155

Supplemental disclosures of cash flow information:
Interest paid	$594	$594
Income taxes paid	$2	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,344	$1,876

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 on the same basis as the audited financial statements for the year ended December 31, 2021. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. ASC 808 does not address the recognition and measurement of collaborative arrangements and instead refers companies to use other authoritative accounting literature. If there is no appropriate analogous authoritative accounting literature, ASC 808 suggests companies consistently apply a reasonable and rational accounting policy election. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and therefore are within the scope of ASC 606, Revenue from Contracts with Customers. When we determine elements of a collaboration do not reflect a vendor-customer relationship, we consistently apply the reasonable and rational policy election we made by analogizing to authoritative accounting literature.

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We will also recognize as commercial revenue sales milestone payments and royalties we earn under our other partnerships.

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

In January 2021 and April 2021, we entered into distribution agreements with Swedish Orphan Biovitrum AB, or Sobi, in which Sobi began commercializing TEGSEDI and WAYLIVRA in Europe and TEGSEDI in North America, respectively. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. As a result of these agreements, we earn a distribution fee on net sales from Sobi for each medicine.

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

Index
Under our collaboration agreement with PTC Therapeutics International Limited, or PTC, PTC is responsible for commercializing TEGSEDI and WAYLIVRA in Latin America and Caribbean countries. Under our agreement, we started receiving royalties from PTC for TEGSEDI sales in December 2021.

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

See Note 6, Collaborative Arrangements and Licensing Agreements, for collaborations with substantive changes that occurred in 2022. Additionally, see Note 6, Collaborative Arrangements and Licensing Agreements, in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of each of our material collaborative agreements.

Steps to Recognize Revenue

For elements of our contractual relationships that we account for under ASC 606, we use a five-step process to determine the amount of revenue we should recognize and when we should recognize it. The five-step process is as follows:

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

Index
Milestone payments are our most common type of variable consideration. We recognize milestone payments using the most likely amount method because we will either receive the milestone payment or we will not, which makes the potential milestone payment a binary event. The most likely amount method requires us to determine the likelihood of earning the milestone payment. We include a milestone payment in the transaction price once it is probable we will achieve the milestone event. Most often, we do not consider our milestone payments probable until we or our partner achieve the milestone event because the majority of our milestone payments are contingent upon events that are not within our control and/or are usually based on scientific progress which is inherently uncertain. For example, in the first quarter of 2022, we earned a $10 million milestone payment from Biogen when Biogen advanced the Phase 1/2 study for ION859, an investigational antisense medicine targeting leucine rich repeat kinase 2, or LRRK2, in patients with Parkinson’s disease. We did not consider the milestone payment probable until Biogen achieved the milestone event because advancing ION859 was contingent on Biogen advancing a Phase 1/2 study and was not within our control. We recognized the milestone payment in full in the period the milestone event was achieved because we did not have any remaining performance obligations related to the milestone payment.

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

Index
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

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

Under our distribution agreements with Sobi we concluded that our performance obligation is to provide services to Sobi over the term of the agreement, which includes supplying finished goods inventory to Sobi. We are also responsible for maintaining the marketing authorization for TEGSEDI and WAYLIVRA in major markets and for leading the global commercial strategy for each medicine. We view this performance obligation as a series of distinct activities that are substantially the same. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. Under our agreements with Sobi, Sobi does not generally have a right of return.

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

Prior to our distribution agreements with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price. We included in our transaction price estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. We estimated our reserves using the amounts we have earned or we could claim on the associated sales. We classified our reserves as a reduction of accounts receivable when we were not required to make a payment or as a current liability when we were required to make a payment. In certain cases, our estimates included a range of possible outcomes that were probability weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflected our best estimates under the terms of our respective contracts. When calculating our reserves and related TEGSEDI and WAYLIVRA commercial revenue, we only recognized amounts to the extent that we considered it probable that we would not have to reverse a significant amount of the cumulative sales we previously recognized in a future period. Under our agreements with Sobi, we transferred all reserves to Sobi. See our revenue recognition policy in Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details regarding how we accounted for the reserves related to TEDSEDI and WAYLIVIRA product sales prior to our agreements with Sobi.

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

Index
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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the first quarter of 2022, we recognized $18 million in milestone payments when Biogen advanced two targets under our 2013 strategic collaboration. We concluded that the milestone payments were not related to our R&D services performance obligation. Therefore, we recognized the milestone payments in full in the first quarter of 2022.

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

Index
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

Eplontersen Collaboration with AstraZeneca

In December 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of transthyretin amyloidosis, or ATTR. We are jointly developing and preparing to commercialize eplontersen with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize eplontersen outside the U.S., except certain countries in Latin America. Under the terms of the agreement, we received a $200 million upfront payment in 2021.

We evaluated our eplontersen collaboration under ASC 808 and identified four material components: (i) the license we granted to AstraZeneca in 2021, (ii) the co-development activities that we and AstraZeneca are performing, (iii) the co-commercialization activities that we and AstraZeneca are performing and (iv) the co-medical affairs activities that we and AstraZeneca are performing.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. AstraZeneca is responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. As we continue to lead the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our SG&A expense and R&D expense, respectively. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details on the financial statement impacts of our eplontersen collaboration with AstraZeneca.

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

As of March 31, 2022, approximately 82.2 percent of our contracts receivables were from two significant customers. As of December 31, 2021, approximately 93.8 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Index
Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2022 and 2021, we recognized $26.2 million and $26.0 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At March 31, 2022, we held equity investments in three publicly held companies, Antisense Therapeutics Limited, or ATL, Bicycle Therapeutics plc, or Bicycle, and ProQR Therapeutics N.V., or ProQR. We also held equity investments in seven privately held companies, Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. (formerly Seventh Sense Biosystems) and Suzhou-Ribo Life Science Co, Ltd.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For example, during 2020, we revalued our investments in three privately held companies, Dynacure, Suzhou-Ribo and Aro Biotherapeutics because the companies sold additional equity securities that were similar to the equity we own. As a result of these observable price changes, we recognized a total gain of $14.8 million on our investments in these companies in our condensed consolidated statement of operations during 2020 because the sales were at higher prices compared to our recorded value.

Inventory Valuation

We reflect our inventory on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our medicines because until we use these raw materials, they have alternative future uses, which we refer to as clinical raw materials. We include in inventory raw material costs for medicines that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single medicine. For example, if one of our medicines failed, we could use the raw materials for that medicine to manufacture our other medicines. We expense these costs as R&D expenses when we begin to manufacture API for a particular medicine if the medicine has not been approved for marketing by a regulatory agency. Our raw materials - commercial inventory includes API for our commercial medicines. We capitalize material, labor and overhead costs as part of our raw materials - commercial inventory.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory, alternative uses for our medicines in development and historical write-offs. We recorded an immaterial amount of inventory write-offs for the three months ended March 31, 2022 and 2021.

Index
Our inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials:
Raw materials- clinical	$15,764	$14,507
Raw materials- commercial	2,165	4,139
Total raw materials	17,929	18,646
Work in process	5,637	5,770
Finished goods	466	390
Total inventory	$24,032	$24,806

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

In January 2022, we entered into a sublease agreement for our office space located in Boston, Massachusetts. The sublease commenced in January 2022 when the office space was ready for our tenant’s occupancy. We are subleasing this space under a non-cancelable operating sublease with a sublease term ending in November 2028 with no option to extend the sublease. Under the sublease agreement we provided a seven-month free rent period, which commenced in January 2022. We will receive lease payments over the sublease term totaling $9.6 million. We are recognizing sublease payments as other income on a straight-line, gross basis over the term of our sublease.

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

Index
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

We are required to use significant judgment in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, we can provide no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. We adjust these reserves for changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which we make such determination.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three months ended March 31, 2022 and 2021 by dividing our net loss by our weighted-average number of common shares outstanding during the period. Our basic net loss per share for the three months ended March 31, 2022 and 2021 were $0.46 and $0.64, respectively.

Diluted net loss per share

For the three months ended March 31, 2022 and 2021, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

Index
For the three months ended March 31, 2021, common stock from our 1 percent convertible senior notes, or 1% Notes, would also have had an anti-dilutive effect on net loss per share.

For the three months ended March 31, 2022, common stock from the following would also have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes; and
●	Note hedges related to the 0% Notes.

Additionally as of March 31, 2022, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Convertible Debt

We account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and our convertible debt instruments were not issued at a substantial premium. We record the entire debt issuance costs as a contra-liability on our condensed consolidated balance sheet at issuance and we amortize them over the contractual term using an updated effective interest rate. As such, the ending balances for our 0% and 0.125% Notes represent the principal balance of each convertible debt instrument less debt issuance costs. We amortize debt issuance costs for our 0% and 0.125% Notes over the respective contractual term using an effective interest rate of 0.5 percent for each note. Refer to Note 7, Convertible Debt, for further details on our convertible debt instruments.

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

Segment Information

We operate as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

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

Index
In December 2020, we amended and restated the Akcea 2015 equity plan, including renaming the plan as the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, or 2020 Plan. As a result, all employees are now under an Ionis stock plan and subject to the same Black-Scholes assumptions.

For the three months ended March 31, 2022 and 2021, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7%	0.5%
Dividend yield	0.0%	0.0%
Volatility	55.2%	55.1%
Expected life*	6.3 years	4.9 years

*
In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the three months ended March 31, 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

ESPP:
	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.6%	0.1%
Dividend yield	0.0%	0.0%
Volatility	50.2%	39.1%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2022 was $33.08 per share.

PRSU’s:

Beginning in 2020, we added PRSU awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. Beginning in 2022, we added PRSU awards to the compensation for our other executive officers. Under the terms of the grants, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant; the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant; and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero percentto 150 percent of the target number depending on our relative TSR.

Index
We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to our executive officers for the three months ended March 31, 2022 and 2021 were $42.28 and $77.17 per share, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Cost of sales	$160	$182
Research, development and patent expense	19,082	25,899
Selling, general and administrative expense	6,994	11,780
Total	$26,236	$37,861

As of March 31, 2022, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $67.7 million, $69.2 million and $5.4 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.4 years, 1.7 years and 1.6 years, respectively.

Impact of Recently Issued Accounting Standards

We do not expect any recently issued accounting standards to have a material impact to our financial results.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2022:

One year or less	63%
After one year but within two years	30%
After two years but within three and a half years	7%
Total	100%

As illustrated above, at March 31, 2022, 93 percent of our available-for-sale securities had a maturity of less than two years.

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

At March 31, 2022, we had an ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business. The privately held companies are Aro Biotherapeutics, Atlantic Pharmaceuticals Limited, Dynacure SAS, Empirico, Inc., Flamingo Therapeutics BV, YourBio Health, Inc. and Suzhou-Ribo Life Science Co, Ltd. The publicly traded companies are Antisense Therapeutics Ltd., Bicycle and ProQR.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
March 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$420,081	$131	$(1,766)	$418,446
Debt securities issued by U.S. government agencies	34,407	—	(49)	34,358
Debt securities issued by the U.S. Treasury (1)	330,358	1	(1,133)	329,226
Debt securities issued by states of the U.S. and political subdivisions of the states	158,548	1	(376)	158,173
Other municipal debt securities	6,419	—	(99)	6,320
Total securities with a maturity of one year or less	949,813	133	(3,423)	946,523
Corporate debt securities	345,813	24	(10,275)	335,562
Debt securities issued by U.S. government agencies	72,844	—	(1,974)	70,870
Debt securities issued by the U.S. Treasury	164,040	70	(2,544)	161,566
Debt securities issued by states of the U.S. and political subdivisions of the states	34,995	—	(818)	34,177
Total securities with a maturity of more than one year	617,692	94	(15,611)	602,175
Total available-for-sale securities	$1,567,505	$227	$(19,034)	$1,548,698
Equity securities:
Total equity securities included in other current assets (2)	$11,897	$3,946	$(4,274)	$11,569
Total equity securities included in deposits and other assets (3)	23,115	16,707	—	39,822
Total equity securities	35,012	20,653	(4,274)	51,391
Total available-for-sale and equity securities	$1,602,517	$20,880	$(23,308)	$1,600,089

	Amortized	Gross Unrealized		Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$383,870	$728	$(226)	$384,372
Debt securities issued by U.S. government agencies	48,493	19	(18)	48,494
Debt securities issued by the U.S. Treasury (1)	45,424	—	(64)	45,360
Debt securities issued by states of the U.S. and political subdivisions of the states	134,770	45	(37)	134,778
Total securities with a maturity of one year or less	612,557	792	(345)	613,004
Corporate debt securities	382,000	331	(2,644)	379,687
Debt securities issued by U.S. government agencies	72,935	—	(561)	72,374
Debt securities issued by the U.S. Treasury	137,635	139	(500)	137,274
Debt securities issued by states of the U.S. and political subdivisions of the states	39,909	1	(224)	39,686
Other municipal debt securities	6,136	—	(37)	6,099
Total securities with a maturity of more than one year	638,615	471	(3,966)	635,120
Total available-for-sale securities	$1,251,172	$1,263	$(4,311)	$1,248,124
Equity securities:
Total equity securities included in other current assets (2)	$11,897	$7,145	$(837)	$18,205
Total equity securities included in deposits and other assets (3)	15,615	16,707	—	32,322
Total equity securities	27,512	23,852	(837)	50,527
Total available-for-sale and equity securities	$1,278,684	$25,115	$(5,148)	$1,298,651

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(2)
Our equity securities included in other current assets consisted of our investments in two publicly traded companies, ProQR and Bicycle, which we classify as Level 1 and Level 3 investments, respectively. We recognize publicly traded equity securities at fair value. In the three months ended March 31, 2022, we recognized a $3.4 million and a $3.2 million unrealized loss on our condensed consolidated statement of operations related to our investments in ProQR and Bicycle, respectively. In the three months ended March 31, 2021, our equity securities included in other current assets only consisted of ProQR.

(3)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Index
The following is a summary of our investments we consider to be temporarily impaired at March 31, 2022 (in thousands, except for number of investments). We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	337	$647,390	$(11,694)	$11,300	$(347)	$658,690	$(12,041)
Debt securities issued by U.S. government agencies	14	95,543	(1,697)	9,685	(326)	105,228	(2,023)
Debt securities issued by the U.S. Treasury	44	406,747	(3,539)	4,860	(138)	411,607	(3,677)
Debt securities issued by states of the U.S. and political subdivisions of the states	619	173,537	(1,096)	5,455	(98)	178,992	(1,194)
Other municipal debt securities	3	1,315	(16)	5,005	(83)	6,320	(99)
Total temporarily impaired securities	1,017	$1,324,532	$(18,042)	$36,305	$(992)	$1,360,837	$(19,034)

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

The following tables present the major security types we held at March 31, 2022 and December 31, 2021 that we regularly measure and carry at fair value. As of March 31, 2022 and December 31, 2021, our Bicycle investment was subject to trading restrictions that extend to the third quarter of 2022; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$407,399	$407,399	$—	$—
Corporate debt securities (2)	754,008	—	754,008	—
Debt securities issued by U.S. government agencies (3)	105,228	—	105,228	—
Debt securities issued by the U.S. Treasury (4)	490,792	490,792	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	192,350	—	192,350	—
Other municipal debt securities (3)	6,320	—	6,320	—
Investment in Bicycle Therapeutics plc (6)	11,131	—	—	11,131
Investment in ProQR Therapeutics N.V. (6)	438	438	—	—
Total	$1,967,666	$898,629	$1,057,906	$11,131

Index
	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$541,199	$541,199	$—	$—
Corporate debt securities (3)	764,059	—	764,059	—
Debt securities issued by U.S. government agencies (3)	120,868	—	120,868	—
Debt securities issued by the U.S. Treasury (3)	182,634	182,634	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (7)	174,464	—	174,464	—
Other municipal debt securities (3)	6,099	—	6,099	—
Investment in Bicycle Therapeutics plc (6)	14,330	—	—	14,330
Investment in ProQR Therapeutics N.V. (6)	3,875	3,875	—	—
Total	$1,807,528	$727,708	$1,065,490	$14,330

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	$13.5 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments.

(4)	$15.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(5)	$10.3 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(6)	Included in other current assets on our condensed consolidated balance sheet.

(7)	$2.3 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $494.4 million and $595.4 million at March 31, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. As a result, we recorded a $1.1 million income tax expense for the three months ended March 31, 2022 compared to $0.1 million income tax expense for the same period in 2021.

Index

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen collaboration, which is our only collaboration with substantive changes during 2022 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, Angelman Syndrome, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through March 31, 2022, we have received $3.3 billion from our Biogen collaborations.

During the three months ended March 31, 2022 and 2021, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended March 31,
	2022	2021
SPINRAZA royalties (commercial revenue)	$53.8	$60.0
R&D revenue	40.1	18.1
Total revenue from our relationship with Biogen	$93.9	$78.1
Percentage of total revenue	66%	70%

Our condensed consolidated balance sheet at March 31, 2022 and December 31, 2021 included deferred revenue of $385.5 million and $407.5 million, respectively, related to our relationship with Biogen.

During the first quarter of 2022, we did not have any material changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations.

In the first quarter of 2022, we earned $18 million in milestone payments from Biogen when Biogen advanced two targets under our 2013 strategic collaboration. We recognized the milestone payments in full in the first quarter of 2022 because we did not have any remaining performance obligations related to the milestone payments. We will achieve the next payment of up to $10 million if Biogen advances a medicine under our 2013 strategic neurology collaboration.

7. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At March 31, 2022, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$12.6
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

Index
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

0.125 Percent Convertible Senior Notes and Call Spread

At March 31, 2022, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$6.0
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

1 Percent Convertible Senior Notes

In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result of the repurchase, we recognized an $8.6 million non-cash loss on early retirement of debt in the second quarter of 2021, reflecting the early retirement of a significant portion of our 1% Notes. The non-cash loss on the early retirement of our debt is the difference between the amount paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt. We paid the remaining principal balance of our 1% Notes with $62.0 million of cash at maturity in November 2021.

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

Index
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, ION363, pelacarsen, tofersen and our technologies and products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those related to the impact COVID-19 could have on our business, and including those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2021, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We are a leader in RNA-targeted therapeutics. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines- SPINRAZA, TEGSEDI and WAYLIVRA. We also have a rich late-stage pipeline of medicines, primarily focused on our cardiovascular and neurology franchises. Our late-stage pipeline consists of six medicines in Phase 3 development for eight indications.

 Our multiple sources of revenue and strong balance sheet enable us to invest in our strategic priorities to build our commercial pipeline, expand and diversify our technology and deliver new medicines to the market. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen, our partner responsible for commercializing SPINRAZA worldwide, reported that as of March 31, 2022, new patient starts in the U.S. reached a two-year high and initial uptake in China was strong as this was the first full quarter since receiving national reimbursement in China. Through March 31, 2022, we have earned more than $1.6 billion in revenues from our SPINRAZA collaboration, including more than $1.2 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by hereditary polyneuropathy, or ATTRv-PN, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the U.S. and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Sobi. Additionally, in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil. PTC is pursuing access in additional Latin American countries under its exclusive license agreement with us. In the first quarter of 2022, we continued to progress into new and existing markets in Europe and Latin America through Sobi and PTC, respectively.

Index

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine that received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. Under our exclusive license agreement with PTC, PTC is working to provide access to WAYLIVRA across Latin America, beginning in Brazil. In the third quarter of 2021, the National Health Surveillance Agency (Agência Nacional de Vigilância Sanitária), or ANVISA, approved WAYLIVRA in Brazil. In December 2021, PTC submitted an application to ANVISA for approval of WAYLIVRA for the treatment of familial partial lipodystrophy, or FPL, in Brazil. If approved, Waylivra will be the first approved treatment for patients with FPL in Brazil.

Under our distribution agreements with Sobi, we retained the marketing authorizations for TEGSEDI and WAYLIVRA in major markets. We will continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We will also continue to lead the TEGSEDI and WAYLIVRA global commercial strategy. In connection with the agreements, we restructured our European operations in the first quarter of 2021, and we restructured our North American TEGSEDI operations in the second quarter of 2021.

Medicines in Phase 3 Studies

We currently have six medicines in Phase 3 studies for eight indications, which include:

●	Eplontersen: our medicine in development for ATTR
o
In the second quarter of 2022, we achieved our original enrollment goal and increased the study size and duration in the Phase 3 CARDIO-TTRansform study in patients with ATTR cardiomyopathy, or ATTR-CM, with the aim to ensure a highly positive outcome and generate an even more robust data set to successfully compete in this growing and dynamic market. We expect data from this study in the first half of 2025

o	Enrollment is complete in the NEURO-TTRansform Phase 3 study in patients with ATTRv-PN. We expect data from this study in mid-2022
o	In the first quarter of 2022, the U.S. FDA granted orphan drug designation to eplontersen for the treatment of patients with ATTR
●	Olezarsen: our medicine in development for familial chylomicronemia syndrome, or FCS, and severe hypertriglyceridemia, or SHTG
o	Enrollment is ongoing in the BALANCE Phase 3 study in patients with FCS and the CORE Phase 3 study in patients with SHTG
o
We published positive data from the Phase 2 study of olezarsen in patients with hypertriglyceridemia and either at high risk for or with established cardiovascular disease in the European Heart Journal

o	We initiated a study of olezarsen in patients with hypertriglyceridemia to support the broad Phase 3 program
●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o Enrollment is ongoing in the Phase 3 OASIS-HAE study
o	We published positive data from the Phase 2 study of donidalorsen in patients with HAE in the New England Journal of Medicine
o	We presented positive data from the Phase 2 study of donidalorsen in patients with HAE at the American Academy of Allergy, Asthma and Immunology annual meeting
●	ION363: our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. FUS-ALS is the most common cause of juvenile-onset ALS
o	Enrollment is ongoing in the Phase 3 study in patients with FUS-ALS
●	Pelacarsen: our medicine in development for lipoprotein(a), or Lp(a), driven cardiovascular disease
o	Enrollment is ongoing in Novartis’ Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated lipoprotein(a), or Lp(a)
●	Tofersen: our medicine in development for superoxide dismutase 1 ALS, or SOD1-ALS
o	Biogen plans to present new data from the ongoing VALOR open-label extension, or OLE, study at the European Network to Cure ALS meeting in June 2022
o	Biogen remains engaged with regulators to identify a potential path forward for tofersen

Index

COVID-19

As a company focused on improving the health of people around the world, our priority during the COVID-19 pandemic is the safety of our employees, their families, the healthcare workers who work with us and the patients who rely on our medicines. We are also focused on maintaining the quality of our studies and minimizing the impact to timelines. While the COVID-19 pandemic has impacted some areas of our business, we believe our mitigation efforts and financial strength will enable us to continue to manage through the pandemic and execute on our strategic initiatives. Because the situation is extremely fluid, we are continuing to monitor the impact COVID-19 could have on our business, including the impact on our commercial products and the medicines in our pipeline.

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended March 31,
	2022	2021

Total revenue	$141.9	$111.6
Total operating expenses	$199.4	$203.6
Loss from operations	$(57.5)	$(92.0)
Net loss	$(65.2)	$(89.9)

Our financial results for the first quarter of 2022 reflected the cost-sharing provisions related to our eplontersen collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is paying 55 percent of the costs associated with the ongoing global Phase 3 development program. As we are leading the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As a result of the cost-sharing provisions in our collaboration, we will receive payments of $20 million from AstraZeneca related to development expenses incurred in the first quarter of 2022.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and SG&A expenses, respectively. In the first quarter of 2022, we recognized $0.4 million and $0.2 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. We expect our medical affairs and commercialization expenses to increase as our collaboration with AstraZeneca progresses.

The following is a summary of the financial impacts on our statement of operations of the joint development activities under our eplontersen collaboration with AstraZeneca:

Collaboration Activities	Financial Statement Line	Impact of Cost-Sharing Provisions on our Statement of Operations
Phase 3 Development: Ionis leads and conducts	Eplontersen Joint Development Revenue (R&D Revenue)	$20M	55% of Ionis’ Phase 3 development expenses, including internal+external costs & CMC costs

	Development Expenses (R&D expenses)	$36M	100% of Ionis’ Phase 3 development expenses

Our revenue in the first quarter of 2022 increased more than 25 percent compared to the same period last year. The increase was driven by significant partner payments across multiple partnered programs, including $20 million from AstraZeneca for its share of the global Phase 3 program costs for eplontersen and $40 million from Biogen for advancing several neurology disease programs, including investigational medicines to treat patients with spinocerebellar ataxia type 3 and Parkinson’s disease, among others.

We completed the transition to Sobi of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America in the first and second quarters of 2021, respectively. The decrease in TEGSEDI and WAYLIVRA revenue in the first quarter of 2022 compared to the same period last year was due to the shift from product sales to distribution fees based on net sales generated by Sobi. As part of the transition, we restructured our commercial operations in 2021, resulting in substantial cost savings.

Index

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased in the first quarter of 2022 compared to the same period in 2021. Our R&D expenses increased due to our investments in advancing our late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Our SG&A expenses included our investments in advancing our go-to-market activities for our near-term commercial opportunities. However, these expenses were offset by the savings we realized from the operating efficiencies we achieved from integrating Akcea and restructuring our commercial operations for TEGSEDI and WAYLIVRA. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2022 as we continue to build our commercial pipeline, invest in expanding and diversifying our technology and advance our go-to-market activities.

As of March 31, 2022, we had $2.1 billion in cash and short-term investments and remain well capitalized with the resources we need to continue investing to drive future growth.

Recent Business Updates

First Quarter 2022 Marketed Products Highlights

SPINRAZA®: the global market leader for the treatment of SMA patients of all ages
●	$473 million in worldwide SPINRAZA sales in the first quarter of 2022
●
Biogen provided updates from the ASCEND, RESPOND and NURTURE studies of SPINRAZA at the Muscular Dystrophy Association (MDA) Clinical and Scientific conference and the American Academy of Neurology (AAN) annual meeting

TEGSEDI® and WAYLIVRA®: important medicines approved for the treatment of patients with polyneuropathy caused by hereditary TTR amyloidosis and familial chylomicronemia syndrome, respectively
●	Continued to progress into new and existing markets in Europe and Latin America in the first quarter through Sobi and PTC, respectively

First Quarter 2022 and Recent Events

Advancing our near-term commercial opportunities toward the market
●
Increased study size and duration in the Phase 3 CARDIO-TTRansform study of eplontersen in patients with ATTR-CM with the aim to generate even more robust data and ensure a highly positive study outcome to successfully compete in this growing and dynamic market. Data from this study are expected in the first half of 2025

●	The U.S. FDA granted orphan drug designation to eplontersen for the treatment of patients with ATTR
●	Published positive data from the Phase 2 study of olezarsen in patients with hypertriglyceridemia and either at high risk for or with established cardiovascular disease in the European Heart Journal
●	Initiated a study of olezarsen in patients with hypertriglyceridemia to support the broad Phase 3 program
●	Published positive data from the Phase 2 study of donidalorsen in patients with HAE in the New England Journal of Medicine
●	Presented additional positive data from the Phase 2 study of donidalorsen in patients with HAE at the American Academy of Allergy, Asthma and Immunology annual meeting

Advancing our leading cardiovascular disease franchise
●
AstraZeneca presented positive data from the Phase 2b ETESIAN study of ION449 (AZD8233) targeting PCSK9 in statin treated patients with dyslipidemia at the American College of Cardiology (ACC) annual scientific session

●	Achieved full enrollment in the Phase 2b study of IONIS-AGT-LRx for patients with treatment-resistant hypertension, with data expected in the second half of 2022

Advancing our leading neurological disease franchise
●	Roche plans to initiate a new Phase 2 study of tominersen in patients with Huntington’s disease based on findings from a post-hoc analysis of the GENERATION-HD1 study
●	Biogen initiated the Phase 1/2 study for ION260 (BIIB132) targeting ataxin-3 (ATXN3) in patients with spinocerebellar ataxia type 3 (SCA3), resulting in an $8 million milestone payment from Biogen
●	Biogen advanced the Phase 1/2 study for ION859 (BIIB094) targeting LRRK2 in patients with Parkinson’s disease, resulting in a $10 million milestone payment from Biogen
●	Announced the discontinuation of IONIS-C9Rx (BIIB078) due to lack of patient benefit demonstrated in the Phase 1/2 study in patients with C9orf72-ALS

Index

Business Segment

We operate as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

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

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2022 was $141.9 million compared to $111.6 million for the same period in 2021 and was comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
Commercial revenue:
SPINRAZA royalties	$53.8	$60.0
TEGSEDI and WAYLIVRA revenue, net	6.2	19.8
Licensing and other royalty revenue	12.3	4.6
Total commercial revenue	72.3	84.4
R&D revenue:
Amortization from upfront payments	17.4	20.1
Milestone payments	27.2	5.2
License fees	2.0	—
Other services	3.1	1.9
Collaborative agreement revenue	49.7	27.2
Eplontersen joint development revenue	19.9	—
Total R&D revenue	69.6	27.2
Total revenue	$141.9	$111.6

Our revenue in the first quarter of 2022 increased more than 25 percent compared to the same period last year. The increase in our R&D revenue was driven by significant partner payments across multiple partnered programs, including $20 million from AstraZeneca for its share of the global Phase 3 program costs for eplontersen and $40 million from Biogen for advancing several neurology disease programs, including investigational medicines to treat patients with spinocerebellar ataxia type 3 and Parkinson’s disease, among others.

Our commercial revenue in the first quarter of 2022 decreased compared to the same period last year. We completed the transition to Sobi of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America in the first and second quarters of 2021, respectively. As a result of our distribution agreements with Sobi for TEGSEDI and WAYLIVRA, our commercial revenue from product sales shifted to commercial revenue from distribution fees based on net sales generated by Sobi. As part of the transition, we restructured our commercial operations in 2021, resulting in substantial cost savings.

Index

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Operating expenses, excluding non-cash compensation expense related to equity awards	$173.1	$159.0
Restructuring expenses	—	6.7
Total operating expenses, excluding non-cash compensation expense related to equity awards	173.1	165.7
Non-cash compensation expense related to equity awards	26.3	37.9
Total operating expenses	$199.4	$203.6

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2022 increased compared to the same period in 2021. Our R&D expenses increased due to our investments in advancing our late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Our SG&A expenses included our investments to prepare for the launches of eplontersen, olezarsen and donidalorsen. However, these expenses were offset by the savings we realized from integrating Akcea and restructuring our TEGSEDI and WAYLIVRA commercial operations. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2022 as we continue to advance our mid- and late-stage medicines in development, invest in expanding and diversifying our technology and prepare for commercialization.

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

Our cost of sales were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of sales, excluding non-cash compensation expense related to equity awards	$4.0	$2.4
Non-cash compensation expense related to equity awards	0.2	0.2
Total cost of sales	$4.2	$2.6

Our cost of sales, excluding non-cash compensation expense related to equity awards, increased slightly during the three months ended March 31, 2022 compared to the same period in 2021.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

Index

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$142.0	$111.3
Restructuring expenses	—	2.6
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	142.0	113.9
Non-cash compensation expense related to equity awards	19.1	25.9
Total research, development and patent expenses	$161.1	$139.8

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

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$19.1	$26.6
Non-cash compensation expense related to equity awards	4.1	6.3
Total antisense drug discovery expenses	$23.2	$32.9

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, decreased in the three months ended March 31, 2022 compared to the same period in 2021. In the first quarter of 2021, we incurred in-licensing expenses under our agreement with Genuity. We expect antisense drug discovery expenses to increase in the remainder of 2022 as we continue to invest in our antisense technology.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended March 31,
	2022	2021
TEGSEDI and WAYLIVRA	$2.1	$1.4
Eplontersen	27.0	13.3
Olezarsen	8.7	1.4
Donidalorsen	1.7	1.8
ION363	1.7	2.1
Other antisense development projects	29.5	20.8
Development overhead expenses	19.3	18.3
Restructuring expenses	—	2.3
Total antisense drug development, excluding non-cash compensation expense related to equity awards	90.0	61.4
Non-cash compensation expense related to equity awards	8.6	12.4
Total antisense drug development expenses	$98.6	$73.8

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to our advancing late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies.

Index

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

Medical Affairs

Our medical affairs function is responsible for communicating scientific and clinical information to healthcare providers, medical professionals and patients.

Our medical affairs expenses were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$2.8	$2.9
Non-cash compensation expense related to equity awards	0.3	—
Total medical affairs expenses	$3.1	$2.9

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in the three months ended March 31, 2022 compared to the same period in 2021. We expect medical affairs expenses to increase throughout 2022 as we advance our late-stage pipeline.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$16.3	$11.8
Restructuring expenses	—	0.3
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	16.3	12.1
Non-cash compensation expense related to equity awards	2.7	3.1
Total manufacturing and development chemistry expenses	$19.0	$15.2

Index

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2022 compared to the same period in 2021 due to increased costs we incurred in preparation for our near-term commercial launches, including manufacturing costs and activities for eplontersen and donidalorsen.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Personnel costs	$5.1	$4.3
Occupancy	4.0	3.2
Patent expenses	0.7	0.8
Insurance	0.9	0.8
Computer software and licenses	0.6	0.5
Other	2.5	1.3
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	13.8	10.9
Non-cash compensation expense related to equity awards	3.4	4.1
Total R&D support expenses	$17.2	$15.0

R&D support expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2022 increased compared to the same period in 2021. The increase was primarily related to increased personnel and occupancy costs to support advancing our pipeline and our technology.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$27.1	$45.3
Restructuring expenses	—	4.1
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	27.1	49.4
Non-cash compensation expense related to equity awards	7.0	11.8
Total selling, general and administrative expenses	$34.1	$61.2

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased in the three months ended March 31, 2022 compared to the same period in 2021 due to operating efficiencies achieved from the Akcea Merger and the restructuring of our commercial operations, partially offset by increased pre-commercialization expenses resulting from our go-to-market preparations for our near-term commercial opportunities. Non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 due to reduced headcount as a result of the Akcea Merger and our restructured commercial operations.

Index

Investment Income

Investment income for the three months ended March 31, 2022 was $2.0 million compared to $4.6 million for the same period in 2021. Our investment income decreased because we earned a lower average return on our investments due to market conditions during the three months ended March 31, 2022 compared to the same period in 2021.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended March 31,
	2022	2021
Convertible notes:
Non-cash amortization of debt issuance costs	$1.3	$0.9
Interest expense payable in cash	0.2	0.9
Interest on mortgage for primary R&D and manufacturing facilities	0.6	0.6
Total interest expense	$2.1	$2.4

Income Tax Expense

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to IRC Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. As a result, we recorded a $1.1 million income tax expense for the three months ended March 31, 2022, compared to $0.1 million for the same period in 2021.

Net Loss and Net Loss per Share

We had a net loss of $65.2 million for the three months ended March 31, 2022 compared to net loss of $89.9 million for the same period in 2021, which reflects the fluctuations discussed above. Our basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 were $0.46 and $0.64, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through March 31, 2022, we have earned approximately $6.0 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through March 31, 2022, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2022, we have borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, debt obligations and working capital did not change significantly from December 31, 2021 to March 31, 2022.

The following table summarizes our contractual obligations as of March 31, 2022. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Index

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0 % Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.9	0.7	550.2
Building mortgage payments (principal and interest payable)	72.8	3.0	69.8
Operating leases	26.6	4.3	22.3
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,283.6	$8.1	$1,275.5

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

Convertible Debt and Call Spread

Refer to our Convertible Debt and Call Spread accounting policies in Note 2, Significant Accounting Policies, and Note 7, Convertible Debt, in the Notes to our condensed consolidated financial statements for the significant terms of each convertible debt instrument.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2022 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2022.

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

Index

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the “Delaware Action.”  The plaintiffs in the Delaware Action assert claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants.” The plaintiffs assert putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action assert that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that we and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. We believe that the claims asserted in the Delaware Action are without merit and we filed a motion to dismiss the claims in November 2021. Briefing and argument on the motion to dismiss is complete and we are awaiting the court’s ruling on the motion.

On January 19, 2022, a purported stockholder of Ionis filed a stockholder derivative complaint in the Delaware Court of Chancery captioned Leo Shumacher, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0059, or the “Action.” The complaint names as defendants the current members of Ionis’ board of directors, collectively the “Directors”. The company is a nominal defendant. Plaintiff asserts a breach of fiduciary duty claim against the Directors for awarding and receiving allegedly excessive compensation. Plaintiff also asserts an unjust enrichment claim against the non-employee Directors as a result of the compensation they received. The complaint seeks, among other things, damages, restitution, attorneys’ fees and costs, and such other relief as deemed just and proper by the court. The defendants have indicated they intend to file a motion to dismiss the claim, however no briefing schedule has been set.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Index

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

Index

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

Index

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis and tafamidis meglumine compete with TEGSEDI and could compete with eplontersen;
●	Vutrisiran and acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide, evinacumab, BIO89-100, and gemcabene could compete with WAYLIVRA and olezarsen;
●	AMG890 could compete with pelacarsen;
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen; and
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, KVD824, and NTLA-2002 could compete with donidalorsen.

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

Index

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

We have entered into a collaborative arrangement with AstraZeneca to develop and commercialize eplontersen. Under the terms of the collaboration agreement, Ionis and AstraZeneca will co-develop and co-commercialize eplontersen in the U.S. and AstraZeneca will have the sole right to commercialize eplontersen in all other countries, except for certain Latin American countries. Prior to co-commercializing eplontersen in the U.S., we will need to negotiate a co-commercialization agreement with AstraZeneca to govern the parties’ performance of co-commercialization, which agreement will include a commercial plan and budget. As a company we do not have experience with co-commercialization arrangements. We also do not have control over the amount and timing of resources that AstraZeneca devotes to our collaboration, particularly outside of the U.S. If the co-commercialization arrangement for eplontersen is not successful for any reason, eplontersen may not meet our commercial objectives and our revenues for eplontersen may be limited.

Index

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

Index

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

If we cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we would need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. We rely on third-party manufacturers to supply the drug substance and drug product for TEGSEDI and drug product for WAYLIVRA. Any delays or disruption to our own or third-party commercial manufacturing capabilities, including any interruption to our supply chain as a result of the current COVID-19 Pandemic or the ongoing war between Russia and Ukraine, could limit the commercial success of our medicines. In addition, as our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. For example, we have plans to expand our manufacturing infrastructure to support our wholly owned pipeline. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

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

Index

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

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted orphan drug designation to eplontersen for the treatment of patients with transthyretin-mediated amyloidosis. The FDA and EMA have granted orphan drug designation to TEGSEDI for the treatment of patients with ATTRv-PN, to WAYLIVRA for the treatment of patients with FCS, and to tominersen for the treatment of patients with HD. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose orphan drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

Index

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

In addition, our current medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA or other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have ongoing post-marketing studies for WAYLIVRA and TEGSEDI and an EAP for WAYLIVRA. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or ATTRv-PN, respectively, or the commercial opportunity for WAYLIVRA or TEGSEDI.

Index

Any failure or delay in our clinical studies, including the studies of tofersen, pelacarsen, eplontersen, olezarsen, donidalorsen, and ION363, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Syneos Health, Inc., Thermo Fisher Scientific Inc. and Medpace for the clinical studies for our medicines, including eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the current COVID-19 Pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

In addition, while we do not have any clinical trial sites in Ukraine, we do have a limited number of clinical trial sites in Russia and surrounding countries that may be impacted by the ongoing war between Russia and Ukraine, and could result in difficulties enrolling or completing our clinical trials in such areas on schedule. Furthermore, the U.S. and its European allies have imposed significant new sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. Our ability to conduct clinical trials in Russia may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, and could increase our costs and delay the clinical development of certain of our medicines.

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

Index

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Bayer, Biogen, GSK, Novartis, and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Bayer, Biogen, GSK, Novartis, or Roche, could determine that it is in its financial interest to:

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

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2022, we had an accumulated deficit of approximately $1.2 billion and stockholders’ equity of approximately $0.7 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

Index

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of March 31, 2022, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

Index

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

Index

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

General risk factors

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2022, the market price of our common stock ranged from $47.87 to $25.04 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, the current COVID-19 Pandemic has caused a significant disruption of global financial markets and has resulted in increased volatility in the trading price of our common stock. The global credit and financial markets may also be adversely affected by the ongoing war between Russia and Ukraine and measures taken in response thereto. In addition, industry factors may materially harm the market price of our common stock. NASDAQ, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

Index

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing during the COVID-19 Pandemic. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine, as a result of which several companies (not including Ionis) have reported recent cybersecurity events.

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

Index

Our business may be adversely affected by climate change, extreme weather events, earthquakes, pandemics, war, civil or political unrest, terrorism or other catastrophic events.

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

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business.*

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole have recently experienced substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government in response to the COVID-19 Pandemic. In addition, the global credit and financial markets may be adversely affected by the ongoing war between Russia and Ukraine and measures taken in response thereto. In the past, the failure, bankruptcy, or sale of various financial and other institutions created similar turmoil and uncertainty in such markets and industries. It is possible that a crisis in the global credit markets, the U.S. capital markets, the financial services industry or the U.S. economy may adversely affect our business, vendors and prospects, as well as our liquidity and financial condition. More specifically, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, due to the rapidly rising inflation rate, we may experience increased costs of goods and services for our business.

Index

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
●
economic weakness, including inflation, natural disasters, war , events of terrorism, political instability or public health issues or pandemics, such as the current COVID-19 Pandemic, in particular foreign countries or globally;

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

Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1	Amended and Restated Ionis Pharmaceuticals, Inc. Severance Benefit Plan.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	May 4, 2022

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 4, 2022