Form 10-Q
period 2022-06-30
IONIS PHARMACEUTICALS INC
filed 2022-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of voting common stock outstanding as of August 3, 2022 was 141,941,338.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$521,917	$869,191
Short-term investments	1,499,910	1,245,782
Contracts receivable	6,751	61,896
Inventories	19,811	24,806
Other current assets	142,759	143,374
Total current assets	2,191,148	2,345,049
Property, plant and equipment, net	177,015	178,069
Patents, net	29,054	29,005
Deposits and other assets	58,916	59,567
Total assets	$2,456,133	$2,611,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,351	$11,904
Accrued compensation	24,985	38,810
Accrued liabilities	134,336	88,560
Income taxes payable	14	36
Current portion of long-term obligations	4,732	3,526
Current portion of deferred contract revenue	93,393	97,714
Total current liabilities	267,811	240,550
Long-term deferred contract revenue	315,196	351,879
0 percent convertible senior notes, net	620,678	619,119
0.125 percent convertible senior notes, net	543,407	542,314
Long-term obligations, less current portion	25,093	26,378
Long-term mortgage debt	59,222	59,713
Total liabilities	1,831,407	1,839,953
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 141,830,659 and 141,210,015 shares issued and outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	142	141
Additional paid-in capital	2,008,794	1,964,167
Accumulated other comprehensive loss	(54,007)	(32,668)
Accumulated deficit	(1,330,203)	(1,159,903)
Total stockholders’ equity	624,726	771,737
Total liabilities and stockholders’ equity	$2,456,133	$2,611,690

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Commercial revenue:
SPINRAZA royalties	$59,627	$72,168	$113,444	$132,154
TEGSEDI and WAYLIVRA revenue, net	10,386	11,544	16,547	31,382
Licensing and other royalty revenue	8,171	2,149	20,477	6,773
Total commercial revenue	78,184	85,861	150,468	170,309
Research and development revenue:
Collaborative agreement revenue	38,247	39,889	88,032	67,048
Eplontersen joint development revenue	17,360	—	37,210	—
Total research and development revenue	55,607	39,889	125,242	67,048
Total revenue	133,791	125,750	275,710	237,357

Expenses:
Cost of sales	4,745	2,958	8,914	5,537
Research, development and patent	180,758	139,306	341,884	279,107
Selling, general and administrative	33,802	56,455	67,929	117,653
Total operating expenses	219,305	198,719	418,727	402,297

Loss from operations	(85,514)	(72,969)	(143,017)	(164,940)

Other income (expense):
Investment income, net	3,403	2,734	5,396	7,364
Interest expense	(2,130)	(2,357)	(4,252)	(4,771)
Gain (loss) on investments	(6,337)	860	(12,963)	873
Other expense	(12,297)	(8,816)	(12,110)	(8,813)

Loss before income tax expense	(102,875)	(80,548)	(166,946)	(170,287)

Income tax expense	(2,260)	(327)	(3,354)	(457)

Net loss	$(105,135)	$(80,875)	$(170,300)	$(170,744)

Basic and diluted net loss per share	$(0.74)	$(0.57)	$(1.20)	$(1.21)
Shares used in computing basic and diluted net loss per share	141,794	140,962	141,697	140,866

 See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(105,135)	$(80,875)	$(170,300)	$(170,744)
Unrealized losses on debt securities, net of tax	(5,018)	(1,697)	(20,774)	(4,703)
Currency translation adjustment	(411)	104	(565)	(22)

Comprehensive loss	$(110,564)	$(82,468)	$(191,639)	$(175,469)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2021 and 2022
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at March 31, 2021	140,924	$141	$1,925,801	$(24,203)	$(1,221,175)	$680,564
Net loss	—	—	—	—	(80,875)	(80,875)
Change in unrealized losses, net of tax	—	—	—	(1,697)	—	(1,697)
Foreign currency translation	—	—	—	104	—	104
Issuance of common stock in connection with employee stock plans	108	—	1,882	—	—	1,882
Issuance of warrants	—	—	89,752	—	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)
Stock-based compensation expense	—	—	30,022	—	—	30,022
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(10)	—	(458)	—	—	(458)
Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674

Balance at March 31, 2022	141,753	$142	$1,983,078	$(48,578)	$(1,225,068)	$709,574
Net loss	—	—	—	—	(105,135)	(105,135)
Change in unrealized losses, net of tax	—	—	—	(5,018)	—	(5,018)
Foreign currency translation	—	—	—	(411)	—	(411)
Issuance of common stock in connection with employee stock plans	87	—	1,614	—	—	1,614
Stock-based compensation expense	—	—	24,502	—	—	24,502
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(9)	—	(400)	—	—	(400)
Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2021 and 2022
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2020	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282
Net loss	—	—	—	—	(170,744)	(170,744)
Change in unrealized losses, net of tax	—	—	—	(4,703)	—	(4,703)
Foreign currency translation	—	—	—	(22)	—	(22)
Issuance of common stock in connection with employee stock plans	917	1	9,641	—	—	9,642
Issuance of warrants	—	—	89,752	—	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)
Stock-based compensation expense	—	—	67,882	—	—	67,882
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(261)	—	(15,795)	—	—	(15,795)
Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674

Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(170,300)	(170,300)
Change in unrealized losses, net of tax	—	—	—	(20,774)	—	(20,774)
Foreign currency translation	—	—	—	(565)	—	(565)
Issuance of common stock in connection with employee stock plans	935	1	3,461	—	—	3,462
Stock-based compensation expense	—	—	50,738	—	—	50,738
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(314)	—	(9,572)	—	—	(9,572)
Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities:
Net loss	$(170,300)	$(170,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,484	7,951
Amortization of right-of-use operating lease assets	1,300	781
Amortization of patents	1,197	1,137
Amortization of premium on investments, net	7,867	8,824
Amortization of debt issuance costs	2,688	2,193
Stock-based compensation expense	50,738	67,882
Loss (gain) on investments	54	(873)
Loss on early retirement of debt	—	8,627
Non-cash losses related to disposal of property, plant and equipment	527	—
Non-cash losses related to patents	951	827
Changes in operating assets and liabilities:
Contracts receivable	55,145	52,200
Inventories	4,995	(2,134)
Other current and long-term assets	(39)	9,179
Income taxes payable	(22)	551
Accounts payable	(2,672)	(2,819)
Accrued compensation	(13,825)	(35,506)
Accrued liabilities and other current liabilities	45,170	(14,914)
Deferred contract revenue	(41,004)	(50,476)
Net cash used in operating activities	(49,746)	(117,314)

Investing activities:
Purchases of short-term investments	(663,195)	(740,721)
Proceeds from sale of short-term investments	380,375	727,859
Purchases of property, plant and equipment	(6,040)	(6,130)
Acquisition of licenses and other assets, net	(1,993)	(3,182)
Net cash used in investing activities	(290,853)	(22,174)

Financing activities:
Proceeds from equity, net	3,462	9,642
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(9,572)	(15,795)
Proceeds from the issuance of 0 percent convertible notes	—	632,500
0 percent convertible senior notes issuance costs	—	(15,551)
Repurchase of $247.9 million principal amount of the 1 percent convertible senior notes	—	(256,963)
Proceeds from issuance of warrants	—	89,752
Purchase of note hedges	—	(136,620)
Net cash (used in) provided by financing activities	(6,110)	306,965

Effects of exchange rates on cash	(565)	(22)

Net (decrease) increase in cash and cash equivalents	(347,274)	167,455
Cash and cash equivalents at beginning of period	869,191	397,664
Cash and cash equivalents at end of period	$521,917	$565,119

Supplemental disclosures of cash flow information:
Interest paid	$1,544	$2,866
Income taxes paid	$2	$—

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,121	$278

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 on the same basis as the audited financial statements for the year ended December 31, 2021. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Prior to our distribution agreements with Sobi, we recorded TEGSEDI and WAYLIVRA commercial revenue at our net sales price, or transaction price. We included in our transaction price estimated reserves for discounts, returns, chargebacks, rebates and other allowances that we offered within contracts between us and our customers, wholesalers, distributors, health care providers and other indirect customers. We estimated our reserves using the amounts we have earned or we could claim on the associated sales. We classified our reserves as a reduction of accounts receivable when we were not required to make a payment or as a current liability when we were required to make a payment. In certain cases, our estimates included a range of possible outcomes that were probability weighted for relevant factors such as our historical experience, contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, our reserves reflected our best estimates under the terms of our respective contracts. When calculating our reserves and related TEGSEDI and WAYLIVRA commercial revenue, we only recognized amounts to the extent that we considered it probable that we would not have to reverse a significant amount of the cumulative sales we previously recognized in a future period. Under our agreements with Sobi, we transferred all reserves to Sobi. See our revenue recognition policy in Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details regarding how we accounted for the reserves related to TEDSEDI and WAYLIVIRA product sales prior to our agreements with Sobi.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the second quarter of 2022, we achieved a $20 million milestone payment from Roche when we advanced the Phase 2 study in patients with dry age-related macular degeneration, or AMD, under our collaboration agreement with Roche to develop IONIS-FB-LRx. We added this payment to the transaction price and allocated it to our R&D services performance obligation for IONIS-FB-LRx. We are recognizing revenue related to this milestone payment over our estimated period of performance. As a result, we recorded a cumulative catch-up adjustment of $13.8 million to increase revenue as of June 30, 2022 for this payment. We estimate we will satisfy our performance obligation in the fourth quarter of 2023.

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

Index
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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. AstraZeneca is responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our SG&A expense and R&D expense, respectively. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details on the financial statement impacts of our eplontersen collaboration with AstraZeneca.

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

As of June 30, 2022, approximately 69.9 percent of our contracts receivables were from three significant customers. As of December 31, 2021, approximately 93.8 percent of our contracts receivables were from two significant customers.

Index
Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended June 30, 2022 and 2021, we recognized $22.6 million and $26.8 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the six months ended June 30, 2022 and 2021, we recognized $48.4 million and $51.4 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Sales

Our cost of sales includes manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of sales.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical expenses	$89,007	$65,730
In-licensing expenses	7,332	8,044
Commercial expenses	5,066	2,471
Other miscellaneous expenses	32,931	12,315
Total accrued liabilities	$134,336	$88,560

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At June 30, 2022, we held equity investments in three publicly held companies and eight privately held companies.

Index
We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in publicly held companies based on observable inputs such as quoted prices in active markets for identical assets. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We recorded an immaterial amount of fair value adjustments related to our equity investments for the six months ended June 30, 2022 and 2021.

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

Our inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials:
Raw materials- clinical	$14,686	$14,507
Raw materials- commercial	889	4,139
Total raw materials	15,575	18,646
Work in process	3,927	5,770
Finished goods	309	390
Total inventory	$19,811	$24,806

Leases

We determine if an arrangement contains a lease at inception of the arrangement. As of June 30, 2022, we only had operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on our condensed consolidated balance sheet for operating leases greater than one year. Our right-of-use assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments arising from the lease arrangement. We recognize our right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the inception of each lease, and in certain cases our lease term could include renewal options if we concluded we were reasonably certain that we will exercise the renewal option. When we exercise a lease option that was not previously included in the initial lease term, we reassess our right-of-use asset and lease liabilities for the new lease term.

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

Index
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

Long-lived Assets

We evaluate long-lived assets, which include property, plant and equipment, right-of-use assets and patent costs, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

Index
Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and six months ended June 30, 2022 and 2021 by dividing our net loss by our weighted-average number of common shares outstanding during the period. Our basic net loss per share for the three months ended June 30, 2022 and 2021 were $0.74 and $0.57, respectively. Our basic net loss per share for the six months ended June 30, 2022 and 2021 were $1.20 and $1.21, respectively.

Diluted net loss per share

For the three and six months ended June 30, 2022 and 2021, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three and six months ended June 30, 2021, common stock that we could have issued from our 1 percent convertible senior notes, or 1% Notes, would also have had an anti-dilutive effect on net loss per share.

Additionally as of June 30, 2022, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Convertible Debt

We account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or ASC 815, and our convertible debt instruments were not issued at a substantial premium. We record the entire debt issuance costs as a contra-liability on our condensed consolidated balance sheet at issuance and we amortize them over the contractual term using an updated effective interest rate. As such, the ending balances for our 0% and 0.125% Notes represent the principal balance of each convertible debt instrument less debt issuance costs. We amortize debt issuance costs for our 0% and 0.125% Notes over the respective contractual term using an effective interest rate of 0.5 percent for each note. Refer to Note 7, Convertible Debt, for further details on our convertible debt instruments.

Call Spread

In conjunction with the issuance of our 0% Notes and 0.125% Notes in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480, therefore we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our condensed consolidated balance sheet. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Segment Information

We operate as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

Index
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

For the six months ended June 30, 2022 and 2021, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.8%	0.5%
Dividend yield	0.0%	0.0%
Volatility	55.1%	54.8%
Expected life*	6.3 years	4.9 years

*
In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the six months ended June 30, 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

ESPP:
	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.6%	0.1%
Dividend yield	0.0%	0.0%
Volatility	50.2%	39.1%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. RSUs granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2022 was $34.38 per share.

Index
PRSU’s:

Beginning in 2020, we added PRSU awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. Beginning in 2022, we added PRSU awards to the compensation for our other Section 16 officers. Under the terms of the grants, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant; the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant; and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero percentto 150 percent of the target number depending on our relative TSR.

We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to our Section 16 officers for the six months ended June 30, 2022 and 2021 were $42.28 and $77.17 per share, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$53	$—	$213	$182
Research, development and patent expense	18,500	22,748	37,582	48,647
Selling, general and administrative expense	5,949	7,274	12,943	19,053
Total stock-based compensation expense	$24,502	$30,022	$50,738	$67,882

As of June 30, 2022, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $54.3 million, $61.6 million and $4.4 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.4 years, respectively. Our stock-based compensation expense related to equity awards decreased in the first half of 2022 compared to the same period in 2021 due to decreased headcount as a result of the Akcea Merger and restructuring our commercial operations for TEGSEDI and WAYLIVRA.

Impact of Recently Issued Accounting Standards

We do not expect any recently issued accounting standards to have a material impact to our financial results.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2022:

One year or less	68%
After one year but within two years	26%
After two years but within three and a half years	6%
Total	100%

As illustrated above, at June 30, 2022, 94 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale debt securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

We invest in available-for-sale securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor’s, or S&P, Moody’s or Fitch, respectively.

At June 30, 2022, we had an equity ownership interest of less than 20 percent in eight private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
June 30, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$481,866	$4	$(3,749)	$478,121
Debt securities issued by U.S. government agencies	55,207	—	(927)	54,280
Debt securities issued by the U.S. Treasury (1)	340,480	34	(1,829)	338,685
Debt securities issued by states of the U.S. and political subdivisions of the states	148,750	1	(493)	148,258
Other municipal debt securities	6,384	—	(90)	6,294
Total securities with a maturity of one year or less	1,032,687	39	(7,088)	1,025,638
Corporate debt securities	294,276	1	(11,542)	282,735
Debt securities issued by U.S. government agencies	35,545	—	(1,451)	34,094
Debt securities issued by the U.S. Treasury	158,476	61	(3,100)	155,437
Debt securities issued by states of the U.S. and political subdivisions of the states	26,109	2	(748)	25,363
Total securities with a maturity of more than one year	514,406	64	(16,841)	497,629
Total available-for-sale securities	$1,547,093	$103	$(23,929)	$1,523,267
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$—	$(7,159)	$4,738
Privately held equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	35,012	17,257	(7,159)	45,110
Total available-for-sale and equity securities	$1,582,105	$17,360	$(31,088)	$1,568,377

	Amortized	Gross Unrealized		Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$383,870	$728	$(226)	$384,372
Debt securities issued by U.S. government agencies	48,493	19	(18)	48,494
Debt securities issued by the U.S. Treasury (1)	45,424	—	(64)	45,360
Debt securities issued by states of the U.S. and political subdivisions of the states	134,770	45	(37)	134,778
Total securities with a maturity of one year or less	612,557	792	(345)	613,004
Corporate debt securities	382,000	331	(2,644)	379,687
Debt securities issued by U.S. government agencies	72,935	—	(561)	72,374
Debt securities issued by the U.S. Treasury	137,635	139	(500)	137,274
Debt securities issued by states of the U.S. and political subdivisions of the states	39,909	1	(224)	39,686
Other municipal debt securities	6,136	—	(37)	6,099
Total securities with a maturity of more than one year	638,615	471	(3,966)	635,120
Total available-for-sale securities	$1,251,172	$1,263	$(4,311)	$1,248,124
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$7,145	$(837)	$18,205
Privately held equity securities included in deposits and other assets (3)	15,615	16,707	—	32,322
Total equity securities	27,512	23,852	(837)	50,527
Total available-for-sale and equity securities	$1,278,684	$25,115	$(5,148)	$1,298,651

(1)	Includes investments classified as cash equivalents on our condensed consolidated balance sheet.

(2)
Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value. In the six months ended June 30, 2022, we recognized a $13.5 million unrealized loss in our condensed consolidated statement of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Index
The following is a summary of our investments we consider to be temporarily impaired at June 30, 2022 (in thousands, except for number of investments). We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	380	$703,643	$(14,199)	$42,106	$(1,092)	$745,749	$(15,291)
Debt securities issued by U.S. government agencies	11	65,974	(1,781)	14,400	(597)	80,374	(2,378)
Debt securities issued by the U.S. Treasury	48	420,076	(4,767)	4,837	(162)	424,913	(4,929)
Debt securities issued by states of the U.S. and political subdivisions of the states	403	119,174	(975)	10,617	(266)	129,791	(1,241)
Other municipal debt securities	3	1,308	(14)	4,986	(76)	6,294	(90)
Total temporarily impaired securities	845	$1,310,175	$(21,736)	$76,946	$(2,193)	$1,387,121	$(23,929)

4.  Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly held biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions, which includes our investments in equity securities in privately held biotechnology companies. We classify most of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.

The following tables present the major security types we held at June 30, 2022 and December 31, 2021 that we regularly measure and carry at fair value. As of June 30, 2022 and December 31, 2021, one of our investments in publicly held biotechnology companies was subject to trading restrictions that extend to the third quarter of 2022; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$409,877	$409,877	$—	$—
Corporate debt securities (2)	760,856	—	760,856	—
Debt securities issued by U.S. government agencies (2)	88,374	—	88,374	—
Debt securities issued by the U.S. Treasury (2)	494,122	494,122	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	173,621	—	173,621	—
Other municipal debt securities (2)	6,294	—	6,294	—
Publicly traded equity securities included in other current assets	4,738	376	—	4,362
Privately held equity securities included in deposits and other assets	40,372	—	—	40,372
Total	$1,978,254	$904,375	$1,029,145	$44,734

Index
	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$541,199	$541,199	$—	$—
Corporate debt securities (2)	764,059	—	764,059	—
Debt securities issued by U.S. government agencies (2)	120,868	—	120,868	—
Debt securities issued by the U.S. Treasury (2)	182,634	182,634	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	174,464	—	174,464	—
Other municipal debt securities (2)	6,099	—	6,099	—
Publicly traded equity securities included in other current assets	18,205	3,875	—	14,330
Privately held equity securities included in deposits and other assets	32,322	—	—	32,322
Total	$1,839,850	$727,708	$1,065,490	$46,652

The following footnotes reference lines on our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments.

(3)	$23.4 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(4)	$2.3 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $485.2 million and $577.0 million at June 30, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. As a result, we recorded income tax expense of $2.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $3.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen and Roche collaborations, which are our only collaborations with substantive changes during 2022 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Index
Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, Angelman Syndrome, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through June 30, 2022, we have received $3.3 billion from our Biogen collaborations.

During the three and six months ended June 30, 2022 and 2021, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SPINRAZA royalties (commercial revenue)	$59.6	$72.2	$113.4	$132.2
R&D revenue	17.3	27.8	57.4	45.9
Total revenue from our relationship with Biogen	$76.9	$100.0	$170.8	$178.1
Percentage of total revenue	58%	80%	62%	75%

Our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021 included deferred revenue of $368.3 million and $407.5 million, respectively, related to our relationship with Biogen.

During the first six months of 2022, we did not have any material changes to our performance obligations, transaction price or the timing in which we expect to recognize revenue under our Biogen collaborations.

In the first quarter of 2022, we earned $18 million in milestone payments from Biogen when Biogen advanced two targets under our 2013 strategic collaboration. We recognized the milestone payments in full in the first quarter of 2022 because we did not have any remaining performance obligations related to the milestone payments.

In July 2022, we earned a $9 million milestone payment from Biogen when the U.S. Food and Drug Administration, or FDA, accepted Biogen’s New Drug Application, or NDA, filing of tofersen, an investigational antisense medicine for the treatment of superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. We will achieve the next payment of up to $10 million if Biogen advances another medicine under our 2013 strategic neurology collaboration.

Roche

We have two collaborations with Roche, one to develop IONIS-FB-LRx for the treatment of complement-mediated diseases, and one to develop treatments for Huntington's disease, or HD.

In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx. We are currently conducting Phase 2 studies in two disease indications for IONIS-FB-LRx, one for the treatment of patients with geographic atrophy, or GA, the advanced stage of dry AMD, and a second for the treatment of patients with immunoglobulin A nephropathy, or IgAN. After positive data from a Phase 2 clinical study, Roche licensed IONIS-FB-LRx in July 2022 and plans to advance IONIS-FB-LRx into Phase 3 development for patients with IgAN. As a result, Roche is responsible for global development, regulatory and commercialization activities and costs for the Phase 3 IgAN study of IONIS-FB-LRx. We will continue to lead and conduct the open label Phase 2 study in patients with IgAN and the Phase 2 study in patients with GA. In July 2022, we amended our IONIS-FB-LRx collaboration agreement with Roche. Under our amended collaboration agreement, we are eligible to receive up to $145 million in development milestones, $279 million in regulatory milestones and $280 million in sales-related milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales.

Index
Under the collaboration agreement with Roche to develop treatments for HD, we discovered and developed tominersen, an investigational medicine targeting huntingtin, or HTT, protein, through completion of our Phase 1/2 clinical study in people with early stage HD. In the fourth quarter of 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen. In March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest HD based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded iDMC. In January 2022, Roche announced it is actively preparing to initiate a new Phase 2 study of tominersen in patients with HD. Post-hoc analyses from the GENERATION HD1 study suggested tominersen may benefit younger adult patients with lower disease burden. From inception through June 30, 2022, we have received over $245 million from our Roche collaborations.

During the three and six months ended June 30, 2022 and 2021, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
R&D revenue	$19.5	$3.6	$23.9	$7.5
Percentage of total revenue	15%	3%	9%	3%

Our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021 included deferred revenue of $29.7 million and $31.6 million, respectively, related to our relationship with Roche.

In the second quarter of 2022, we achieved a $20 million milestone payment from Roche when we advanced the Phase 2 study in patients with dry AMD under our IONIS-FB-LRx collaboration. We added this payment to the transaction price and allocated it to our R&D services performance obligation for IONIS-FB-LRx. We are recognizing revenue for our R&D services performance obligation over our estimated period of performance.

In July 2022, we earned a $35 million payment from Roche when Roche licensed IONIS-FB-LRx. We will achieve the next payment of up to $90 million if Roche advances a medicine under our IONIS-FB-LRx collaboration.

7. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At June 30, 2022, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$11.8
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

Index
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

0.125 Percent Convertible Senior Notes and Call Spread

At June 30, 2022, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$5.4
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

1 Percent Convertible Senior Notes

In April 2021, we repurchased $247.9 million in aggregate principal amount of our 1% Notes in privately negotiated transactions. As a result of the repurchase, we recognized an $8.6 million loss on early retirement of debt in the second quarter of 2021, reflecting the early retirement of a significant portion of our 1% Notes. The loss on the early retirement of our debt is the difference between the amount paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt. We paid the remaining principal balance of our 1% Notes with $62.0 million of cash at maturity in November 2021.

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

Index
8. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If we consider the potential loss from any legal proceeding to be probable and we can reasonably estimate the amount, we accrue a liability for the estimated loss. The outcome of any proceeding is not determinable in advance. Therefore, we are required to use significant judgment to determine the probability of a loss and whether the amount of the loss is reasonably estimable. Our assessment of a potential liability and the amount of accruals we recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding and may revise our estimates.

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the “Delaware Action.”  The plaintiffs in the Delaware Action assert claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants.” The plaintiffs assert putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action assert that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that Ionis and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. Ionis believes this lawsuit is without merit. However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the October 2020 take-private transaction is uncertain. Accordingly, on June 3, 2022, the parties reached an agreement in principle to settle the Delaware Action for $12.5 million, subject to the approval of the Delaware Court of Chancery. A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter (the “Stipulation and Settlement Agreement”) has been executed and filed with the Delaware Court of Chancery, where it awaits Court approval. The terms of the Stipulation and Settlement Agreement include no finding of wrongdoing on the part of any of the Defendants. A hearing on the Stipulation and Settlement Agreement is scheduled for October 11, 2022. We recorded a legal reserve of $12.5 million as of June 30, 2022 for the proposed litigation settlement. We recorded the corresponding litigation settlement expense within other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022. In July 2022, we entered into a settlement agreement with our insurance carrier wherein the insurance carrier agreed to contribute toward the settlement in the amount of $4.5 million. We will record the insurance contribution in the third quarter of 2022.

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

Overview

We are a leader in RNA-targeted therapeutics. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines- SPINRAZA, TEGSEDI and WAYLIVRA. We recently reported positive Phase 3 interim analysis data from the NEURO-TTRansform study of eplontersen in patients with hereditary transthyretin amyloidosis polyneuropathy, or ATTRv-PN. As a result, we plan to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the second half of 2022. Additionally, the FDA recently accepted Biogen’s NDA filing of tofersen for the treatment of superoxide dismutase 1 ALS, or SOD1-ALS, and granted tofersen priority review. Tofersen’s Prescription Drug User Fee Act, or PDUFA, date is January 25, 2023. These achievements put us on track to potentially add two new marketed products to our commercial portfolio, if these medicines are approved. We also have a rich late-stage pipeline of medicines, primarily focused on our cardiovascular and neurology franchises. Based on recent positive data from bepirovirsen for patients with chronic hepatitis B virus, or HBV and IONIS-FB-LRx for patients with immunoglobulin A nephropathy, or IgAN, our partners plan to advance these medicines into Phase 3 development, which could expand our late-stage pipeline to eight medicines in Phase 3 development for ten indications.

 Our multiple sources of revenue and strong balance sheet enable us to invest in our strategic priorities to build our commercial pipeline, expand and diversify our technology and deliver new medicines to the market. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen is our partner responsible for commercializing SPINRAZA worldwide. Through June 30, 2022, we have earned more than $1.7 billion in revenues from our SPINRAZA collaboration, including more than $1.3 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by ATTRv-PN. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. Additionally, in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI beginning with Brazil. In the first half of 2022, we continued to expand into new markets in Europe and Latin America through Sobi and PTC, respectively.

Index

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine indicated as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. Under our exclusive license agreement with PTC, PTC is working to provide access to WAYLIVRA across Latin America, beginning in Brazil. In the third quarter of 2021, the National Health Surveillance Agency (Agência Nacional de Vigilância Sanitária), or ANVISA, approved WAYLIVRA in Brazil. In December 2021, PTC submitted an application to ANVISA for approval of WAYLIVRA for the treatment of familial partial lipodystrophy, or FPL, in Brazil. If approved, Waylivra will be the first approved treatment for patients with FPL in Brazil.

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

Medicines in Phase 3 Studies

We currently have six medicines in Phase 3 studies for eight indications, which include:

●	Eplontersen: our medicine in development for transthyretin amyloidosis, or ATTR
o	We reported eplontersen met the co-primary and secondary endpoints in the interim analysis of the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN
o
We achieved our original enrollment goal and increased the study size and duration in the Phase 3 CARDIO-TTRansform study in patients with ATTR cardiomyopathy, or ATTR-CM, with the aim to ensure a highly positive outcome and generate an even more robust data set to successfully compete in this growing and dynamic market

o	The FDA granted orphan drug designation to eplontersen for the treatment of patients with ATTR
●	Tofersen: our medicine in development for SOD1-ALS
o	The FDA accepted the NDA filing for tofersen and granted priority review for tofersen with a PDUFA action date of January 2023
o	Biogen presented new data from the ongoing VALOR open-label extension, or OLE, study at the European Network to Cure ALS meeting
o Biogen announced FDA acceptance of NDA filing for tofersen
●	Olezarsen: our medicine in development for familial chylomicronemia syndrome, or FCS, and severe hypertriglyceridemia, or SHTG
o	We achieved full enrollment in the BALANCE Phase 3 study in patients with FCS
o
We published positive data from the Phase 2 study of olezarsen in patients with hypertriglyceridemia and either at high risk for or with established cardiovascular disease in the European Heart Journal

o	Enrollment is ongoing in the Phase 3 study in patients with hypertriglyceridemia
●	Pelacarsen: our medicine in development for lipoprotein(a), or Lp(a), driven cardiovascular disease
o	Novartis achieved full enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated lipoprotein(a), or Lp(a)
●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We published positive data from the Phase 2 study of donidalorsen in patients with HAE in the New England Journal of Medicine
o	We presented positive data from the Phase 2 study of donidalorsen in patients with HAE at the American Academy of Allergy, Asthma and Immunology annual meeting
●	ION363: our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. FUS-ALS is the most common cause of juvenile-onset ALS
o	Enrollment is ongoing in the Phase 3 study in patients with FUS-ALS

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

Index

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Total revenue	$133.8	$125.8	$275.7	$237.4
Total operating expenses	$219.3	$198.7	$418.7	$402.3
Loss from operations	$(85.5)	$(73.0)	$(143.0)	$(164.9)
Net loss	$(105.1)	$(80.9)	$(170.3)	$(170.7)

Our revenue in the first half of 2022 increased more than 15 percent compared to the same period last year. The increase was driven by significant partner payments we earned across multiple partnered programs, including $57 million from Biogen for advancing several neurology disease programs, $37 million from AstraZeneca for its share of the global Phase 3 development costs for eplontersen and $22 million from Roche for advancing IONIS-FB-LRx. Already in the third quarter of 2022, we earned $44 million in a license fee and milestone payment from Roche and Biogen, respectively.

Our commercial revenue in the first half of 2022 decreased 12 percent compared to the same period last year. SPINRAZA royalties decreased in the first half of 2022 primarily due to competition outside of the U.S. In the U.S., SPINRAZA sales stabilized in the first half of 2022 compared to the same period last year, increasing 2 percent. We completed the transition to Sobi of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America in the first and second quarters of 2021, respectively. The decrease in TEGSEDI and WAYLIVRA revenue in the first half of 2022 compared to the same period last year was due to the shift from product sales to distribution fees based on net sales generated by Sobi. As part of the transition, we restructured our commercial operations in 2021, resulting in substantial cost savings. These decreases were partially offset by increasing licensing and royalty revenue.

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased in the first half of 2022 compared to the same period in 2021. Our R&D expenses increased due to our investments in advancing our late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Our SG&A expenses decreased due to savings we realized from integrating Akcea and restructuring our commercial operations for TEGSEDI and WAYLIVRA. We are redeploying these savings to advance our pipeline and go-to-market activities for eplontersen, donidalorsen and olezarsen. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2022 as we continue to build our wholly owned pipeline, invest in expanding and diversifying our technology and advance our go-to-market activities.

As of June 30, 2022, we had $2.0 billion in cash and short-term investments and remain well capitalized with the resources we need to continue investing to drive future growth.

Eplontersen Collaboration with AstraZeneca

Our financial results for the six months ended June 30, 2022 reflected the cost-sharing provisions related to our eplontersen collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. From inception through June 2022, we have earned $37 million in joint development revenue under this collaboration.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and SG&A expenses, respectively. In the six months ended June 30, 2022, we recognized $0.8 million and $0.7 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. We expect our medical affairs and commercialization expenses to increase as our collaboration with AstraZeneca progresses.

Index

The following is a summary of the financial impacts on our statement of operations for the six months ended June 30, 2022 of the joint development activities under our eplontersen collaboration with AstraZeneca:

Collaboration Activities	Financial Statement Line	Impact of Cost-Sharing Provisions on our Statement of Operations
Phase 3 Development: Ionis leads and conducts	Eplontersen Joint Development Revenue (R&D Revenue)	$37M	55% of Ionis’ Phase 3 development expenses, including internal+external costs & CMC costs, net of our share of AstraZeneca’s Phase 3 development expenses

	Development Expenses (R&D expenses)	$71M	100% of Ionis’ Phase 3 development expenses

Recent Business Updates

Second Quarter 2022 Marketed Products Highlights

SPINRAZA®: the global market leader for the treatment of SMA patients of all ages
●	$431 million in worldwide SPINRAZA sales in the second quarter
●
Biogen reported new results from the RESPOND study of SPINRAZA, stating the results indicate there are residual unmet clinical needs in infants and toddlers with SMA who were previously treated with gene therapy

●
Biogen reported final data from Part A of the ongoing, three-part DEVOTE study demonstrating that a higher dosing regimen of SPINRAZA leads to higher levels of the drug in the cerebrospinal fluid and is generally well-tolerated

TEGSEDI® and WAYLIVRA®: important medicines approved for the treatment of patients with ATTRv-PN and FCS, respectively
●	Continued to expand into new markets in Europe and Latin America through Sobi and PTC, respectively

Second Quarter 2022 and Recent Events

Advancing our next two potential marketed products to the market
●
Reported eplontersen met the co-primary and key secondary endpoints in the interim analysis of the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN; on-track to file the NDA with the FDA in the second half of this year

●
Biogen reported longer-term data from the Phase 3 VALOR study and ongoing open-label extension study of tofersen showing clinical benefit in patients with SOD1-ALS at the European Network to Cure ALS meeting

●	Biogen reported that an NDA for tofersen was accepted and granted priority review by the FDA with a PDUFA action date of January 25, 2023

Advancing our late-stage pipeline
●
Novartis achieved full enrollment in the Phase 3 Lp(a)HORIZON cardiovascular outcomes study of pelacarsen in patients with established cardiovascular disease and elevated Lp(a) with data expected in 2025

●	Achieved full enrollment in the Phase 3 BALANCE study of olezarsen in patients with FCS with data expected in 2023

Advancing our mid-stage pipeline
●
GSK presented positive data from the Phase 2b B-Clear study of bepirovirsen in patients with chronic hepatitis B at the European Association for the Study of the Liver's International Liver Congress™. Based on these results, GSK plans to advance bepirovirsen into a Phase 3 monotherapy study in the first half of 2023

●	Roche reported positive data from the Phase 2 study of IONIS-FB-LRx in patients with IgAN. Based on these results, Roche licensed IONIS-FB-LRx and plans to advance the medicine into a Phase 3 study
●
Bayer reported fesomersen met the primary endpoint in Phase 2b RE-THINc ESRD study in patients with end-stage renal disease. Fesomersen also demonstrated substantial and statistically significant reductions in Factor XI activity levels

●	Achieved full enrollment in the Phase 2b study of IONIS-AGT-LRx in patients with treatment-resistant hypertension, with data expected in the second half of 2022
●	Initiated a Phase 2 study of ION904, a follow-on medicine to IONIS-AGT-LRx in patients with treatment-resistant hypertension targeting AGT
●	Granted orphan drug designation and rare pediatric disease designation by the FDA for ION582 for the treatment of patients with Angelman syndrome

Business Segment

We operate as a single segment, Ionis operations, because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

Index

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management reviews the development, selection and disclosure of such estimates with the audit committee of our board of directors. The following are our significant accounting estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results:

●	Assessing the propriety of revenue recognition and associated deferred revenue; and
●	Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities.

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Revenue

Total revenues for the three and six months ended June 30, 2022 were $133.8 million and $275.7 million, respectively, compared to $125.8 million and $237.4 million for the same periods in 2021 and were comprised of the following (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Commercial revenue:
SPINRAZA royalties	$59.6	$72.2	$113.4	$132.2
TEGSEDI and WAYLIVRA revenue, net	10.4	11.5	16.6	31.4
Licensing and other royalty revenue	8.2	2.2	20.5	6.7
Total commercial revenue	78.2	85.9	150.5	170.3
R&D revenue:
Amortization from upfront payments	18.4	20.0	35.8	40.1
Milestone payments	17.7	14.9	44.9	20.1
License fees	—	—	2.0	—
Other services	2.1	5.0	5.3	6.9
Collaborative agreement revenue	38.2	39.9	88.0	67.1
Eplontersen joint development revenue	17.4	—	37.2	—
Total R&D revenue	55.6	39.9	125.2	67.1
Total revenue	$133.8	$125.8	$275.7	$237.4

Our revenue in the first half of 2022 increased more than 15 percent compared to the same period last year. The increase was driven by significant partner payments we earned across multiple partnered programs, including $57 million from Biogen for advancing several neurology disease programs, $37 million from AstraZeneca for its share of the global Phase 3 development costs for eplontersen and $22 million from Roche for advancing IONIS-FB-LRx. Already in the third quarter of 2022, we earned $44 million in a license fee and milestone payment from Roche and Biogen, respectively.

Our commercial revenue in the first half of 2022 decreased compared to the same period last year. SPINRAZA royalties decreased in the first half of 2022 primarily due to competition outside of the U.S. In the U.S., SPINRAZA sales stabilized in the first half of 2022 compared to the same period last year, increasing 2 percent. We completed the transition to Sobi of our TEGSEDI and WAYLIVRA commercial operations in Europe and our TEGSEDI commercial operations in North America in the first and second quarters of 2021, respectively. The decrease in TEGSEDI and WAYLIVRA revenue in the first half of 2022 compared to the same period last year was due to the shift from product sales to distribution fees based on net sales generated by Sobi. As part of the transition, we restructured our commercial operations in 2021, resulting in substantial cost savings. These decreases were partially offset by increasing licensing and royalty revenue.

Index

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses, excluding non-cash compensation expense related to equity awards	$194.8	$153.7	$367.9	$312.6
Restructuring expenses	—	15.0	—	21.8
Total operating expenses, excluding non-cash compensation expense related to equity awards	194.8	168.7	367.9	334.4
Non-cash compensation expense related to equity awards	24.5	30.0	50.8	67.9
Total operating expenses	$219.3	$198.7	$418.7	$402.3

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased in the first half of 2022 compared to the same period in 2021. Our R&D expenses increased due to our investments in advancing our late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Our SG&A expenses decreased due to savings we realized from integrating Akcea and restructuring our commercial operations for TEGSEDI and WAYLIVRA. We are redeploying these savings to advance our pipeline and go-to-market activities for eplontersen, donidalorsen and olezarsen. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the rest of 2022 as we continue to build our wholly owned pipeline, invest in expanding and diversifying our technology and advance our go-to-market activities.

Our non-cash compensation expense related to equity awards decreased in the first half of 2022 compared to the same period in 2021 due to decreased headcount as a result of the Akcea Merger and restructuring our commercial operations for TEGSEDI and WAYLIVRA.

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

Our cost of sales were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales, excluding non-cash compensation expense related to equity awards	$4.6	$3.0	$8.6	$5.3
Non-cash compensation expense related to equity awards	0.1	—	0.3	0.2
Total cost of sales	$4.7	$3.0	$8.9	$5.5

Our cost of sales, excluding non-cash compensation expense related to equity awards, increased insignificantly during the six months ended June 30, 2022 compared to the same period in 2021.

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

Index

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$162.3	$112.9	$304.3	$224.2
Restructuring expenses	—	3.7	—	6.3
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	162.3	116.6	304.3	230.5
Non-cash compensation expense related to equity awards	18.5	22.7	37.6	48.6
Total research, development and patent expenses	$180.8	$139.3	$341.9	$279.1

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

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$24.5	$23.2	$43.6	$49.8
Non-cash compensation expense related to equity awards	4.5	5.3	8.6	11.6
Total antisense drug discovery expenses	$29.0	$28.5	$52.2	$61.4

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, decreased in the six months ended June 30, 2022 compared to the same period in 2021. In the first quarter of 2021, we incurred a certain non-recurring in-licensing expense, which resulted in higher antisense drug discovery expenses in the six months ended June 30, 2021. We expect antisense drug discovery expenses to increase in the second half of 2022 as we continue to invest in our antisense technology.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TEGSEDI and WAYLIVRA	$3.4	$—	$5.5	$1.4
Eplontersen	24.3	15.9	51.3	29.2
Olezarsen	12.7	4.1	21.4	5.5
Donidalorsen	1.9	0.8	3.6	2.6
ION363	1.8	1.6	3.5	3.7
Other antisense development projects	30.6	25.0	60.1	45.8
Development overhead expenses	21.5	18.2	40.8	36.5
Restructuring expenses	—	3.4	—	5.7
Total antisense drug development, excluding non-cash compensation expense related to equity awards	96.2	69.0	186.2	130.4
Non-cash compensation expense related to equity awards	7.0	9.5	15.6	21.6
Total antisense drug development expenses	$103.2	$78.5	$201.8	$152.0

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to our advancing late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 due to reduced headcount as a result of the Akcea Merger and our restructured commercial operations.

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

Our medical affairs expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$4.8	$3.5	$7.6	$6.4
Non-cash compensation expense related to equity awards	0.4	0.3	0.7	0.6
Total medical affairs expenses	$5.2	$3.8	$8.3	$7.0

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased slightly in the six months ended June 30, 2022 compared to the same period in 2021. We expect medical affairs expenses to continue increasing throughout 2022 as we advance our late-stage pipeline.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$23.1	$8.6	$39.4	$20.4
Restructuring expenses	—	0.3	—	0.6
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	23.1	8.9	39.4	21.0
Non-cash compensation expense related to equity awards	2.6	3.1	5.3	6.2
Total manufacturing and development chemistry expenses	$25.7	$12.0	$44.7	$27.2

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the six months ended June 30, 2022 compared to the same period in 2021 due to increased costs we incurred in preparation for our near-term commercial launches, including manufacturing costs and activities for eplontersen, olezarsen and donidalorsen.

Index

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Personnel costs	$5.0	$4.2	$10.1	$8.5
Occupancy	4.2	3.2	8.2	6.4
Patent expenses	1.5	1.3	2.2	2.1
Insurance	0.9	0.8	1.8	1.6
Computer software and licenses	0.4	0.6	1.0	1.1
Other	1.7	1.9	4.2	3.2
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	13.7	12.0	27.5	22.9
Non-cash compensation expense related to equity awards	4.0	4.5	7.4	8.6
Total R&D support expenses	$17.7	$16.5	$34.9	$31.5

R&D support expenses, excluding non-cash compensation expense related to equity awards, for the six months ended June 30, 2022 increased compared to the same period in 2021. The increase was primarily related to increased personnel and occupancy costs to support advancing our pipeline and our technology.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$27.9	$37.8	$55.0	$83.1
Restructuring expenses	—	11.4	—	15.5
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	27.9	49.2	55.0	98.6
Non-cash compensation expense related to equity awards	5.9	7.3	12.9	19.1
Total selling, general and administrative expenses	$33.8	$56.5	$67.9	$117.7

SG&A expenses, excluding non-cash compensation expense related to equity awards, for the six months ended June 30, 2022 decreased compared to the same period in 2021 due to operating efficiencies achieved from the Akcea Merger and restructuring our commercial operations for TEGSEDI and WAYLIVRA, partially offset by increased expenses for our go-to-market preparations for our near-term commercial opportunities. Non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 due to reduced headcount as a result of the Akcea Merger and our restructured commercial operations.

Investment Income

Investment income for the three and six months ended June 30, 2022 were $3.4 million and $5.4 million, respectively, compared to $2.7 million and $7.4 million for the same periods in 2021. Our investment income decreased for the six months ended June 30, 2022 because we earned a lower average return on our investments due to market conditions during the six months ended June 30, 2022 compared to the same period in 2021.

Index

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible notes:
Non-cash amortization of debt issuance costs	$1.3	$1.4	$2.7	$2.2
Interest expense payable in cash	0.2	0.4	0.3	1.4
Interest on mortgages for primary R&D and manufacturing facilities	0.6	0.6	1.3	1.2
Total interest expense	$2.1	$2.4	$4.3	$4.8

Gain (Loss) on Investments

We recorded a loss on investments of $13.0 million for the six months ended June 30, 2022 compared to a gain on investments of $0.9 million for the same period in 2021. During the six months ended June 30, 2022, we revalued our investments in   publicly held biotechnology companies and recognized losses of $13.5 million on our investments. During the six months ended June 30, 2021, we revalued our investments in publicly held biotechnology companies and recognized a gain of $1.2 million, partially offset by losses recognized on our debt securities investments.

Other Expense

In July 2022, we entered into a settlement agreement for a litigation claim that we determined to be probable and estimable as of June 30, 2022. As a result, we recorded a non-operating expense of $12.5 million in the three and six months ended June 30, 2022. In July 2022, we entered into a settlement agreement with our insurance carrier wherein the insurance carrier agreed to contribute to the litigation settlement in the amount of $4.5 million. We will record the insurance contribution in the third quarter of 2022. Refer to Note 8, Legal Proceedings, for further details regarding the litigation.

In April 2021, as a result of a debt offering and debt repurchase, we recorded an $8.6 million loss on early retirement of debt, reflecting the early retirement of a portion of our 1% Notes, in the three and six months ended June 30, 2021. The loss on the early retirement of our debt is the difference between the amount we paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

Income Tax Expense

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to IRC Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. As a result, we recorded income tax expense of $2.3 million and $3.4 million for the three and six months ended June 30, 2022, respectively, compared to income tax expense of $0.3 million and $0.5 million for the same periods in 2021.

Net Loss and Net Loss per Share

We had a net loss of $105.1 million and $170.3 million for the three and six months ended June 30, 2022, respectively. We had a net loss of $80.9 million and $170.7 million for the same periods in 2021.  Our net loss increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased revenue, partially offset by increased expenses year-over-year, as discussed in the revenue and expense sections, respectively. Basic and diluted net loss per share for the three and six months ended June 30, 2022 were $0.74 and $1.20, respectively, compared to $0.57 and $1.21 for the same periods in 2021.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through June 30, 2022, we have earned approximately $6.1 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through June 30, 2022, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2022, we have borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations.

Index

Our cash, cash equivalents and short-term investments, debt obligations and working capital did not change significantly from December 31, 2021 to June 30, 2022.

The following table summarizes our contractual obligations as of June 30, 2022. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.6	0.7	549.9
Building mortgage payments (principal and interest payable)	72.2	3.3	68.9
Operating leases	26.6	4.3	22.3
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,282.7	$8.4	$1,274.3

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2022 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2022.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If we consider the potential loss from any legal proceeding to be probable and we can reasonably estimate the amount, we accrue a liability for the estimated loss. The outcome of any proceeding is not determinable in advance. Therefore, we are required to use significant judgment to determine the probability of a loss and whether the amount of the loss is reasonably estimable. Our assessment of a potential liability and the amount of accruals we recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding and may revise our estimates.

Index

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the “Delaware Action.”  The plaintiffs in the Delaware Action assert claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the “Defendants.” The plaintiffs assert putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action assert that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that Ionis and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. Ionis believes this lawsuit is without merit. However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the October 2020 take-private transaction is uncertain. Accordingly, on June 3, 2022, the parties reached an agreement in principle to settle the Delaware Action for $12.5 million, subject to the approval of the Delaware Court of Chancery. A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter (the “Stipulation and Settlement Agreement”) has been executed and filed with the Delaware Court of Chancery, where it awaits Court approval. The terms of the Stipulation and Settlement Agreement include no finding of wrongdoing on the part of any of the Defendants. A hearing on the Stipulation and Settlement Agreement is scheduled for October 11, 2022.

On January 19, 2022, a purported stockholder of Ionis filed a stockholder derivative complaint in the Delaware Court of Chancery captioned Leo Shumacher, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0059, or the “Shumacher Action.” The complaint names the Board as defendants and names Ionis as a nominal defendant. The Shumacher Action Plaintiff asserts a breach of fiduciary duty claim against the Board for awarding and receiving allegedly excessive compensation. The Shumacher Action Plaintiff also asserts an unjust enrichment claim against the non-executive directors as a result of the compensation they received. The complaint seeks, among other things, damages, restitution, attorneys’ fees and costs, and such other relief as deemed just and proper by the court. On March 18, 2022, Ionis and the Board moved to dismiss the complaint. On May 24, 2022, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release. On July 18, 2022, Ionis filed a Form 8-K disclosing the pending settlement and attaching the Notice of Pendency of Settlement of Action. The Court has scheduled a hearing for September 21, 2022, to consider whether the terms of the settlement should be approved. We and our Board have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Shumacher Action.

On May 25, 2022, another purported stockholder of Ionis filed a stockholder derivative complaint also in the Delaware Court of Chancery captioned Robert S. Cohen, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0453, or the “Cohen Action.” The complaint names the Board as defendants and names Ionis as a nominal defendant. The Cohen Action Plaintiff asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, and waste against the Board for awarding and receiving allegedly excessive non-executive director compensation for the years 2018, 2019, and 2020. On June 2, 2022, the Cohen Action Plaintiff filed a motion to consolidate the related Cohen Action and Shumacher Action. On July 5, 2022, the Court denied the motion to consolidate in favor of the settlement pending in the Shumacher Action. We and our Board have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Cohen Action.

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

Index

Risks Related to the COVID-19 Pandemic

Our business could be materially adversely affected by the effects of health epidemics. To date, we believe the impacts of the recent COVID-19 pandemic on our business are limited and manageable.

Our business could be materially adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California and the Governor of the Commonwealth of Massachusetts, the states in which our offices are located, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

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

Index

The global COVID-19 pandemic continues to rapidly evolve. While we believe we have not yet experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. As such, we do not yet know the full extent of delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic closely.

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

Index

For example, TEGSEDI requires periodic blood and urine monitoring, is available in the U.S. only through a REMS program, and the product label in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis. Our main competitors in the U.S. market for TEGSEDI are patisiran and vutrisiran, both marketed by Alnylam Pharmaceuticals, Inc. Neither patisiran nor vutrisiran has a boxed warning nor does either require use of a REMS program. Additionally, the product label for WAYLIVRA in the European Union, or EU, requires regular blood monitoring. In each case, these label requirements have negatively affected our ability to attract and retain patients for these medicines. If we or our partner cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on the ability to conduct periodic blood and urine monitoring of our patients as a result of the current COVID-19 pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis, tafamidis meglumine and vutrisiran compete with TEGSEDI and could compete with eplontersen;
●	Acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide, evinacumab, BIO89-100, and gemcabene could compete with WAYLIVRA and olezarsen;
●	AMG890 could compete with pelacarsen;
●	Arimoclomol, ultomiris, mastinib and trehalose could compete with tofersen; and
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, KVD824, and NTLA-2002 could compete with donidalorsen.

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

Index

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

Index

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

Index

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

Index

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

Index

We may not be able to benefit from orphan drug designation for our medicines.

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted orphan drug designation to eplontersen for the treatment of patients with transthyretin-mediated amyloidosis and to ION582 for the treatment of patients with Angelman syndrome. The FDA and EMA have granted orphan drug designation to TEGSEDI for the treatment of patients with ATTRv-PN, to WAYLIVRA for the treatment of patients with FCS, and to tominersen for the treatment of patients with HD. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose orphan drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

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

Index

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

Index

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

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2022, we had an accumulated deficit of approximately $1.3 billion and stockholders’ equity of approximately $0.6 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

Index

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of June 30, 2022, we had cash, cash equivalents and short-term investments equal to $2.0 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

In January 2020, Dr. Crooke, our founder and Chief Executive Officer, transitioned from Chief Executive Officer to Executive Chairman of our Board of Directors, and Dr. Monia, who was our Chief Operating Officer and a member of our team since our founding over 30 years ago, began serving as our Chief Executive Officer. Following the 2021 Annual Meeting of Stockholders, Dr. Crooke stepped down from the Board and now serves as a Strategic Advisor to us, providing strategic advice and continuing to participate in our scientific activities. In June 2021, Dr. Loscalzo, a member of our Board since February 2014, was appointed Chairman of the Board. If this transition is not successful, our business could suffer.

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

General risk factors

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2022, the market price of our common stock ranged from $44.42 to $25.04 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Each year we are required to evaluate our internal control systems in order to allow management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Index

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
10.1
First Amendment dated July 8, 2022 to Factor B Development, Collaboration, Option and License Agreement by and between the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated October 9, 2018. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	August 9, 2022

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 9, 2022