Form 10-Q
period 2022-09-30
IONIS PHARMACEUTICALS INC
filed 2022-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of voting common stock outstanding as of November 3, 2022 was 142,050,336.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,993	$869,191
Short-term investments	1,666,670	1,245,782
Contracts receivable	6,645	61,896
Inventories	20,645	24,806
Other current assets	143,173	143,374
Total current assets	2,152,126	2,345,049
Property, plant and equipment, net	180,806	178,069
Patents, net	29,605	29,005
Deposits and other assets	59,434	59,567
Total assets	$2,421,971	$2,611,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,545	$11,904
Accrued compensation	30,410	38,810
Accrued liabilities	128,002	88,560
Income taxes payable	16	36
Current portion of long-term obligations	4,970	3,526
Current portion of deferred contract revenue	99,511	97,714
Total current liabilities	283,454	240,550
Long-term deferred contract revenue	294,656	351,879
0 percent convertible senior notes, net	621,460	619,119
0.125 percent convertible senior notes, net	543,955	542,314
Long-term obligations, less current portion	25,107	26,378
Long-term mortgage debt	58,978	59,713
Total liabilities	1,827,610	1,839,953
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 142,017,411 and 141,210,015 shares issued and outstanding at September 30, 2022 (unaudited) and December 31, 2021, respectively	142	141
Additional paid-in capital	2,034,554	1,964,167
Accumulated other comprehensive loss	(63,140)	(32,668)
Accumulated deficit	(1,377,195)	(1,159,903)
Total stockholders’ equity	594,361	771,737
Total liabilities and stockholders’ equity	$2,421,971	$2,611,690

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Commercial revenue:
SPINRAZA royalties	$61,647	$66,572	$175,092	$198,726
TEGSEDI and WAYLIVRA revenue, net	5,920	15,519	22,467	46,901
Licensing and other royalty revenue	4,843	2,729	25,320	9,502
Total commercial revenue	72,410	84,820	222,879	255,129
Research and development revenue:
Collaborative agreement revenue	69,250	48,273	157,282	115,321
Eplontersen joint development revenue	18,107	—	55,317	—
Total research and development revenue	87,357	48,273	212,599	115,321
Total revenue	159,767	133,093	435,478	370,450

Expenses:
Cost of sales	1,515	3,079	10,430	8,616
Research, development and patent	182,990	184,770	524,875	463,878
Selling, general and administrative	34,416	31,093	102,345	148,747
Total operating expenses	218,921	218,942	637,650	621,241

Loss from operations	(59,154)	(85,849)	(202,172)	(250,791)

Other income (expense):
Investment income, net	7,524	872	13,447	8,236
Interest expense	(2,139)	(2,340)	(6,391)	(7,111)
Gain (loss) on investments	2,347	4,013	(10,616)	4,885
Other income (expense)	4,713	(469)	(7,923)	(9,283)

Loss before income tax (expense) benefit	(46,709)	(83,773)	(213,655)	(254,064)

Income tax (expense) benefit	(283)	1,307	(3,637)	854

Net loss	$(46,992)	$(82,466)	$(217,292)	$(253,210)

Basic and diluted net loss per share	$(0.33)	$(0.58)	$(1.53)	$(1.80)
Shares used in computing basic and diluted net loss per share	141,950	141,139	141,782	140,958

 See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(46,992)	$(82,466)	$(217,292)	$(253,210)
Unrealized losses on debt securities, net of tax	(8,734)	(1,618)	(29,508)	(6,321)
Currency translation adjustment	(399)	(23)	(964)	(45)

Comprehensive loss	$(56,125)	$(84,107)	$(247,764)	$(259,576)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2021 and 2022
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at June 30, 2021	141,022	$141	$1,910,379	$(25,796)	$(1,302,050)	$582,674
Net loss	—	—	—	—	(82,466)	(82,466)
Change in unrealized losses, net of tax	—	—	—	(1,618)	—	(1,618)
Foreign currency translation	—	—	—	(23)	—	(23)
Issuance of common stock in connection with employee stock plans	176	—	1,922	—	—	1,922
Issuance of warrants	—	—	—	—	—	—
Purchase of note hedges	—	—	—	—	—	—
Stock-based compensation expense	—	—	30,537	—	—	30,537
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(14)	—	(490)	—	—	(490)
Balance at September 30, 2021	141,184	$141	$1,942,348	$(27,437)	$(1,384,516)	$530,536

Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726
Net loss	—	—	—	—	(46,992)	(46,992)
Change in unrealized losses, net of tax	—	—	—	(8,734)	—	(8,734)
Foreign currency translation	—	—	—	(399)	—	(399)
Issuance of common stock in connection with employee stock plans	203	—	2,567	—	—	2,567
Stock-based compensation expense	—	—	23,837	—	—	23,837
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(17)	—	(644)	—	—	(644)
Balance at September 30, 2022	142,017	$142	$2,034,554	$(63,140)	$(1,377,195)	$594,361

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2021 and 2022
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2020	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282
Net loss	—	—	—	—	(253,210)	(253,210)
Change in unrealized losses, net of tax	—	—	—	(6,321)	—	(6,321)
Foreign currency translation	—	—	—	(45)	—	(45)
Issuance of common stock in connection with employee stock plans	1,094	1	11,563	—	—	11,564
Issuance of warrants	—	—	89,752	—	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)
Stock-based compensation expense	—	—	98,419	—	—	98,419
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(276)	—	(16,285)	—	—	(16,285)
Balance at September 30, 2021	141,184	$141	$1,942,348	$(27,437)	$(1,384,516)	$530,536

Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(217,292)	(217,292)
Change in unrealized losses, net of tax	—	—	—	(29,508)	—	(29,508)
Foreign currency translation	—	—	—	(964)	—	(964)
Issuance of common stock in connection with employee stock plans	1,138	1	6,029	—	—	6,030
Stock-based compensation expense	—	—	74,575	—	—	74,575
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(331)	—	(10,217)	—	—	(10,217)
Balance at September 30, 2022	142,017	$142	$2,034,554	$(63,140)	$(1,377,195)	$594,361

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net loss	$(217,292)	$(253,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,301	11,665
Amortization of right-of-use operating lease assets	1,970	1,171
Amortization of patents	1,805	1,740
Amortization of premium on investments, net	9,072	13,515
Amortization of debt issuance costs	4,035	3,586
Stock-based compensation expense	74,575	98,419
Loss (gain) on investments	228	(933)
Loss on early retirement of debt	—	8,627
Non-cash losses related to disposal of property, plant and equipment	528	—
Non-cash losses related to patents	1,155	1,150
Changes in operating assets and liabilities:
Contracts receivable	55,251	67,136
Inventories	4,161	(965)
Other current and long-term assets	(988)	10,358
Income taxes payable	(20)	134
Accounts payable	5,607	(10,737)
Accrued compensation	(8,400)	(33,408)
Accrued liabilities and other current liabilities	38,263	(19,526)
Deferred contract revenue	(55,426)	(71,610)
Net cash used in operating activities	(74,175)	(172,888)

Investing activities:
Purchases of short-term investments	(1,223,791)	(930,963)
Proceeds from sale of short-term investments	764,101	1,051,857
Purchases of property, plant and equipment	(11,582)	(9,453)
Acquisition of licenses and other assets, net	(3,511)	(4,459)
Purchase of Bicycle Therapeutics plc common stock	—	(7,185)
Net cash (used in) provided by investing activities	(474,783)	99,797

Financing activities:
Proceeds from equity, net	6,030	11,564
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(10,217)	(16,285)
Proceeds from the issuance of 0 percent convertible notes	—	632,500
0 percent convertible senior notes issuance costs	—	(15,525)
Repurchase of $247.9 million principal amount of the 1 percent convertible senior notes	—	(256,963)
Proceeds from issuance of warrants	—	89,752
Purchase of note hedges	—	(136,620)
Principal payments on mortgage debt	(89)	—
Net cash (used in) provided by financing activities	(4,276)	308,423

Effects of exchange rates on cash	(964)	(43)

Net (decrease) increase in cash and cash equivalents	(554,198)	235,289
Cash and cash equivalents at beginning of period	869,191	397,664
Cash and cash equivalents at end of period	$314,993	$632,953

Supplemental disclosures of cash flow information:
Interest paid	$2,204	$3,527
Income taxes paid	$2	$3

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$3,032	$1,811
Right-of-use assets obtained in exchange for lease liabilities	$657	$—

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

1.  Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 on the same basis as the audited financial statements for the year ended December 31, 2021. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”).

2.  Significant Accounting Policies

Revenue Recognition

Our Revenue Sources

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts within deferred revenue in our condensed consolidated balance sheet.

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

Commercial Revenue: SPINRAZA royalties and Licensing and other royalty revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. We also recognize sales milestone payments and royalties we earn under our other partnerships as commercial revenue.

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

Research and development revenue under collaborative agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, research and development, or R&D, services, and manufacturing services.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, in the second quarter of 2022, we achieved a $20 million milestone payment from Roche when we advanced the Phase 2 study in patients with dry age-related macular degeneration, or AMD, under our collaboration agreement with Roche to develop IONIS-FB-LRx. We added this payment to the transaction price and allocated it to our R&D services performance obligation for IONIS-FB-LRx. We are recognizing revenue related to this milestone payment over our estimated period of performance. As a result, we recorded a cumulative catch-up adjustment of $13.8 million to increase revenue in the second quarter of 2022 for this payment. We estimate we will satisfy our performance obligation in the fourth quarter of 2023.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation. For example, in the third quarter of 2022, we recognized $13 million in milestone payments when Biogen advanced two targets under our neurology collaborations. We concluded that these milestone payments were not related to our R&D services performance obligations for these collaborations. Therefore, we recognized the milestone payments in full in the third quarter of 2022.

License fees

We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery. For example, in the third quarter of 2022, we earned a $35 million license fee from Roche when Roche licensed IONIS-FB-LRx, an investigational medicine in development to treat complement-mediated diseases.

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

For example, in the second quarter of 2018, we entered into two separate agreements with Biogen at the same time: a new strategic neurology collaboration agreement and a stock purchase agreement. We evaluated the Biogen agreements to determine whether we should treat the agreements separately or combine them. We considered that the agreements were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis.

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

As of September 30, 2022, approximately 73.1 percent of our contracts receivables were from two significant customers. As of December 31, 2021, approximately 93.8 percent of our contracts receivables were from two significant customers.

Index
Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets on our condensed consolidated balance sheet.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue on our condensed consolidated balance sheet. During the three months ended September 30, 2022 and 2021, we recognized $23.1 million and $21.1 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. During the nine months ended September 30, 2022 and 2021, we recognized $69.8 million and $71.9 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, including manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of sales.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Clinical development expenses	$103,635	$65,730
In-licensing expenses	7,130	8,044
Commercial expenses	4,188	2,471
Other miscellaneous expenses	13,049	12,315
Total accrued liabilities	$128,002	$88,560

Estimated Liability for Clinical Development Expenses

We have numerous medicines in preclinical studies and/or clinical trials at clinical sites throughout the world. On at least a quarterly basis, we estimate our liability for preclinical and clinical development expenses we have incurred and services that we have received but for which we have not yet been billed and maintain an accrual to cover these expenses. These expenses primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. We estimate our liability using assumptions about study and patient activities and the related expected expenses for those activities determined based on the contracted fees with our service providers. The assumptions we use represent our best estimates of the activity and expenses at the time of our accrual and involve inherent uncertainties and the application of our judgment. Upon settlement, these expenses may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual amounts.

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

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At September 30, 2022, we held equity investments in three publicly held companies and eight privately held companies.

Index
We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our condensed consolidated statement of operations. We account for our equity investments in publicly held companies based on observable inputs such as quoted prices in active markets for identical assets. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We recorded an immaterial amount of fair value adjustments related to our equity investments for the three and nine months ended September 30, 2022 and 2021.

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

Our inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials:
Raw materials- clinical	$15,598	$14,507
Raw materials- commercial	1,019	4,139
Total raw materials	16,617	18,646
Work in process	3,740	5,770
Finished goods	288	390
Total inventory	$20,645	$24,806

Leases

We determine if an arrangement contains a lease at inception of the arrangement. As of September 30, 2022, we only had operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on our condensed consolidated balance sheet for operating leases greater than one year. Our right-of-use assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments arising from the lease arrangement. We recognize our right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the inception of each lease, and in certain cases our lease term could include renewal options if we concluded we were reasonably certain that we will exercise the renewal option. When we exercise a lease option that was not previously included in the initial lease term, we reassess our right-of-use asset and lease liabilities for the new lease term.

As our leases do not provide an interest rate implicit in the lease, we use our incremental borrowing rate, based on the information available as of the lease inception date or at the lease option extension date in determining the present value of future payments. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

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

Index
In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. The lessor will develop and construct a building composed of manufacturing space, office space, research and development space and warehouse space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 20 years and 3 months with options to extend the lease for two additional terms of 10 years each. The lease will commence when the lessor's construction is complete and we are able to occupy the facility.

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters for a total purchase price of $263.4 million and we expect to receive total proceeds of $33.0 million upon the close of the sale of the two lots. We used a portion of the sale proceeds to extinguish our mortgage debt on our headquarters facilities of $51.3 million. The initial lease term for our headquarters facilities is 15 years with options to extend the lease for two additional terms of five years each. In connection with the sale of our two undeveloped lots, we will enter into a build-to-suit lease agreement with the same real estate investor who will build a new R&D facility for us on those lots. Once this new facility is completed, our lease will commence.

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

Index
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

Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2022 and 2021 by dividing our net loss by our weighted-average number of common shares outstanding during the period. Our basic net loss per share for the three months ended September 30, 2022 and 2021 were $0.33 and $0.58, respectively. Our basic net loss per share for the nine months ended September 30, 2022 and 2021 were $1.53 and $1.80, respectively.

Diluted net loss per share

For the three and nine months ended September 30, 2022 and 2021, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three and nine months ended September 30, 2021, common stock that we could have issued from our 1 percent convertible senior notes, or 1% Notes, would also have had an anti-dilutive effect on net loss per share.

Additionally as of September 30, 2022, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Convertible Debt

We account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or ASC 815, and our convertible debt instruments were not issued at a substantial premium. We record the entire debt issuance costs as a contra-liability in our condensed consolidated balance sheet at issuance and we amortize them over the contractual term using an updated effective interest rate. As such, the ending balances for our 0% and 0.125% Notes represent the principal balance of each convertible debt instrument less debt issuance costs. We amortize debt issuance costs for our 0% and 0.125% Notes over the respective contractual term using an effective interest rate of 0.5 percent for each note. Refer to Note 7, Convertible Debt, for further details on our convertible debt instruments.

Index
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

For the nine months ended September 30, 2022 and 2021, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.9%	0.5%
Dividend yield	0.0%	0.0%
Volatility	54.9%	54.3%
Expected life*	6.3 years	4.9 years

*
In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the nine months ended September 30, 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

Index
Ionis Board of Director Stock Options:
	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.9%	1.2%
Dividend yield	0.0%	0.0%
Volatility	56.2%	55.9%
Expected life	7.4 years	7.3 years

ESPP:
	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.2%	0.1%
Dividend yield	0.0%	0.0%
Volatility	50.1%	42.4%
Expected life	6 months	6 months

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. The RSUs we granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees and our board of directors for the nine months ended September 30, 2022 were $34.88 and $38.06 per share, respectively.

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

We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period. The weighted-average grant date fair value of PRSUs granted to our Section 16 officers for the nine months ended September 30, 2022 and 2021 were $42.28 and $77.17 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$163	$111	$376	$293
Research, development and patent expense	17,733	23,332	55,315	71,979
Selling, general and administrative expense	5,941	7,094	18,884	26,147
Total stock-based compensation expense	$23,837	$30,537	$74,575	$98,419

Index
As of September 30, 2022, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $50.9 million, $53.0 million and $3.4 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.2 years, 1.4 years and 1.1 years, respectively. Our stock-based compensation expense related to equity awards decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to decreased headcount of longer-tenured employees as a result of restructuring our commercial operations for TEGSEDI and WAYLIVRA.

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board, or FASB, issued clarifying guidance on fair value measurement of equity securities subject to contractual trading restrictions. The guidance clarifies that contractual trading restrictions are not considered part of the unit of account of equity securities and therefore, are not considered when measuring the fair value of equity securities. This update is effective for interim and annual periods beginning January 1, 2024 on a prospective basis. Early adoption of this guidance is permitted at an interim or annual period. We early adopted this new guidance in the third quarter of 2022. This guidance did not have an impact on our condensed consolidated financial statements.

We do not expect any other recently issued accounting standards to have a material impact to our financial results.

3.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2022:

One year or less	66%
After one year but within two years	31%
After two years but within three and a half years	3%
Total	100%

As illustrated above, at September 30, 2022, 97 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale debt securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. This reflects our intention to use the proceeds from the sale of these investments to fund our operations, as necessary.

We invest in available-for-sale securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor’s, or S&P, Moody’s or Fitch, respectively.

At September 30, 2022, we had an equity ownership interest of less than 20 percent in eight private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$487,666	$1	$(5,327)	$482,340
Debt securities issued by U.S. government agencies	104,987	12	(1,686)	103,313
Debt securities issued by the U.S. Treasury (1)	462,475	22	(3,761)	458,736
Debt securities issued by states of the U.S. and political subdivisions of the states	72,059	—	(797)	71,262
Other municipal debt securities	6,040	—	(76)	5,964
Total securities with a maturity of one year or less	1,133,227	35	(11,647)	1,121,615
Corporate debt securities	258,362	6	(12,654)	245,714
Debt securities issued by U.S. government agencies	28,987	8	(1,541)	27,454
Debt securities issued by the U.S. Treasury	298,431	13	(6,247)	292,197
Debt securities issued by states of the U.S. and political subdivisions of the states	14,591	2	(540)	14,053
Total securities with a maturity of more than one year	600,371	29	(20,982)	579,418
Total available-for-sale securities	$1,733,598	$64	$(32,629)	$1,701,033
Equity securities:
Publicly traded equity securities included in other current assets (2)	$15,097	$—	$(7,841)	$7,256
Privately held equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	38,212	17,257	(7,841)	47,628
Total available-for-sale and equity securities	$1,771,810	$17,321	$(40,470)	$1,748,661

	Amortized	Gross Unrealized		Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$383,870	$728	$(226)	$384,372
Debt securities issued by U.S. government agencies	48,493	19	(18)	48,494
Debt securities issued by the U.S. Treasury (1)	45,424	—	(64)	45,360
Debt securities issued by states of the U.S. and political subdivisions of the states	134,770	45	(37)	134,778
Total securities with a maturity of one year or less	612,557	792	(345)	613,004
Corporate debt securities	382,000	331	(2,644)	379,687
Debt securities issued by U.S. government agencies	72,935	—	(561)	72,374
Debt securities issued by the U.S. Treasury	137,635	139	(500)	137,274
Debt securities issued by states of the U.S. and political subdivisions of the states	39,909	1	(224)	39,686
Other municipal debt securities	6,136	—	(37)	6,099
Total securities with a maturity of more than one year	638,615	471	(3,966)	635,120
Total available-for-sale securities	$1,251,172	$1,263	$(4,311)	$1,248,124
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$7,145	$(837)	$18,205
Privately held equity securities included in deposits and other assets (3)	15,615	16,707	—	32,322
Total equity securities	27,512	23,852	(837)	50,527
Total available-for-sale and equity securities	$1,278,684	$25,115	$(5,148)	$1,298,651

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheet.

(2)
Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value. In the nine months ended September 30, 2022, we recognized a $10.9 million unrealized non-cash loss in our condensed consolidated statement of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Index
The following is a summary of our investments we consider to be temporarily impaired at September 30, 2022 (in thousands, except for number of investments).

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	397	$591,245	$(10,897)	$133,763	$(7,084)	$725,008	$(17,981)
Debt securities issued by U.S. government agencies	31	69,640	(875)	53,299	(2,352)	122,939	(3,227)
Debt securities issued by the U.S. Treasury	74	643,231	(8,327)	52,767	(1,681)	695,998	(10,008)
Debt securities issued by states of the U.S. and political subdivisions of the states	140	40,160	(658)	21,769	(679)	61,929	(1,337)
Other municipal debt securities	2	994	(12)	4,970	(64)	5,964	(76)
Total temporarily impaired securities	644	$1,345,270	$(20,769)	$266,568	$(11,860)	$1,611,838	$(32,629)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase rather than underlying credit deterioration for any of the issuers. We believe it is more likely than not that we will be able to hold our debt securities with declines in value to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

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

The following tables present the major security types we held at September 30, 2022 and December 31, 2021 that we regularly measure and carry at fair value. As of December 31, 2021, one of our investments in publicly held biotechnology companies was subject to trading restrictions that ended in the third quarter of 2022; as a result, we included a lack of marketability discount in valuing this investment, which is a Level 3 input. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$231,960	$231,960	$—	$—
Corporate debt securities (2)	728,054	—	728,054	—
Debt securities issued by U.S. government agencies (2)	130,767	—	130,767	—
Debt securities issued by the U.S. Treasury (3)	750,933	750,933	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	85,315	—	85,315	—
Other municipal debt securities (3)	5,964	—	5,964	—
Publicly traded equity securities included in other current assets	7,256	7,256	—	—
Total	$1,940,249	$990,149	$950,100	$—

Index
	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$541,199	$541,199	$—	$—
Corporate debt securities (3)	764,059	—	764,059	—
Debt securities issued by U.S. government agencies (3)	120,868	—	120,868	—
Debt securities issued by the U.S. Treasury (3)	182,634	182,634	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	174,464	—	174,464	—
Other municipal debt securities (3)	6,099	—	6,099	—
Publicly traded equity securities included in other current assets	18,205	3,875	—	14,330
Total	$1,807,528	$727,708	$1,065,490	$14,330

The following footnotes reference lines in our condensed consolidated balance sheet:

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	$23.5 million was included in cash and cash equivalents in our condensed consolidated balance sheet, with the difference included in short-term investments in our condensed consolidated balance sheet.

(3)	Included in short-term investments.

(4)	$10.0 million was included in cash and cash equivalents in our condensed consolidated balance sheet, with the difference included in short-term investments in our condensed consolidated balance sheet.

(5)	$2.3 million was included in cash and cash equivalents in our condensed consolidated balance sheet, with the difference included in short-term investments in our condensed consolidated balance sheet.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $498.7 million and $631.8 million at September 30, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

5.  Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Since we expect taxable income in 2022, we recorded income tax expense of $0.3 million and $3.6 million for the three months and nine months ended September 30, 2022, respectively, compared to income tax benefit of $1.3 million and $0.9 million for the same periods in 2021.

6.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen, Roche and Bayer collaborations, which are our only collaborations with substantive changes during 2022 from those included in Note 6 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Index
Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, Angelman Syndrome, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through September 30, 2022, we have received $3.4 billion from our Biogen collaborations.

During the three and nine months ended September 30, 2022 and 2021, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SPINRAZA royalties (commercial revenue)	$61.6	$66.6	$175.1	$198.7
R&D revenue	27.4	17.4	84.6	63.4
Total revenue from our relationship with Biogen	$89.0	$84.0	$259.7	$262.1
Percentage of total revenue	56%	63%	60%	71%

Our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021 included deferred revenue of $360.2 million and $407.5 million, respectively, related to our relationship with Biogen.

In the third quarter of 2022, we earned $13 million in milestone payments from Biogen when Biogen advanced two targets under our neurology collaborations. We recognized one of these milestone payments in full in the third quarter of 2022 because we did not have any remaining performance obligations related to the milestone payment. We added the other payment to the transaction price and allocated it to our R&D services performance obligation for the 2012 neurology collaboration. We are recognizing revenue for our R&D services performance obligation over our estimated period of performance. We will achieve the next payment of up to $10 million if Biogen advances another medicine under our 2013 strategic neurology collaboration.

Roche

We have two collaborations with Roche, one to develop IONIS-FB-LRx for the treatment of complement-mediated diseases, and one to develop treatments for Huntington's disease, or HD.

In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx. We are currently conducting Phase 2 studies in two disease indications for IONIS-FB-LRx, one for the treatment of patients with geographic atrophy, or GA, the advanced stage of dry AMD, and a second for the treatment of patients with immunoglobulin A nephropathy, or IgAN. After positive data from a Phase 2 clinical study, Roche licensed IONIS-FB-LRx in July 2022 for $35 million and plans to advance IONIS-FB-LRx into Phase 3 development for patients with IgAN. As a result, Roche is responsible for global development, regulatory and commercialization activities and costs for the Phase 3 IgAN study of IONIS-FB-LRx. We will continue to lead and conduct the open label Phase 2 study in patients with IgAN and the Phase 2 study in patients with GA. In July 2022, we amended our IONIS-FB-LRx collaboration agreement with Roche. The amendment changed future potential milestone payments we could receive under the collaboration. We determined there were no changes that would require adjustments to revenue we previously recognized. Under our amended collaboration agreement, we are eligible to receive up to $145 million in development milestones, $279 million in regulatory milestones and $280 million in sales-related milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales.

Under the collaboration agreement with Roche to develop treatments for HD, we discovered and developed tominersen, an investigational medicine targeting huntingtin, or HTT, protein, through completion of our Phase 1/2 clinical study in people with early stage HD. In the fourth quarter of 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen. In March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest HD based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded iDMC. In January 2022, Roche announced it is actively preparing to initiate a new Phase 2 study of tominersen in patients with HD. Post-hoc analyses from the GENERATION HD1 study suggested tominersen may benefit younger adult patients with lower disease burden. From inception through September 30, 2022, we have received $283 million from our Roche collaborations.

Index
During the three and nine months ended September 30, 2022 and 2021, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
R&D revenue	$41.5	$3.9	$65.4	$11.4
Percentage of total revenue	26%	3%	15%	3%

Our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021 included deferred revenue of $23.6 million and $31.6 million, respectively, related to our relationship with Roche.

As discussed above, in the third quarter of 2022, we earned a $35 million payment from Roche when Roche licensed IONIS-FB-LRx. We recognized the license fee as revenue in the third quarter of 2022 because Roche had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Roche. We will achieve the next payment of up to $90 million if Roche advances a medicine under our IONIS-FB-LRx collaboration.

Bayer

In May 2015, we entered into an exclusive license agreement with Bayer to develop and commercialize IONIS-FXIRx for the prevention of thrombosis. In February 2017, we amended our agreement with Bayer to advance IONIS-FXIRx, initiate development of fesomersen, an investigational LIgand-Conjugated Antisense medicine we designed to inhibit the production of Factor XI, and license fesomersen to Bayer. In the fourth quarter of 2022, Bayer communicated to us that it will discontinue the clinical development program for fesomersen and return fesomersen to us. We have received over $190 million from Bayer over the term of this collaboration.

7. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At September 30, 2022, we had the following 0% Notes outstanding (amounts in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$11.0
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

Index
0.125 Percent Convertible Senior Notes and Call Spread

At September 30, 2022, we had the following 0.125% Notes outstanding with interest payable semi-annually (amounts in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$4.9
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

Index
On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the Delaware Action. The plaintiffs in the Delaware Action asserted claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the Defendants. The plaintiffs asserted putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that Ionis and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. We believe this lawsuit is without merit. However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the October 2020 take-private transaction is uncertain. Accordingly, on June 3, 2022, the parties reached an agreement in principle to settle the Delaware Action for $12.5 million. A Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation and Settlement Agreement reflecting the terms of the proposed settlement was executed and filed with the Delaware Court of Chancery on July 5, 2022. On October 11, 2022, the Delaware Court of Chancery entered an Order and Final Judgment, or the Order, approving the Stipulation and Settlement Agreement in full after determining that the Stipulation and Settlement Agreement was fair, reasonable, and adequate. The Order provides for the full settlement, satisfaction, compromise and release of all claims that were asserted in the Delaware Action. The Order contains no admission of wrongdoing on the part of any of the Defendants. We recorded a legal reserve of $12.5 million and the corresponding litigation settlement expense within other expense in the accompanying condensed consolidated statements of operations in the second quarter of 2022 for the proposed litigation settlement. In the third quarter of 2022, we received insurance contributions toward the settlement in the amount of $4.8 million from our insurance carriers. We recorded the insurance contributions as a reduction to the litigation settlement expense in the third quarter of 2022.

On January 19, 2022, a purported stockholder of Ionis filed a stockholder derivative complaint in the Delaware Court of Chancery captioned Leo Shumacher, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0059, or the Shumacher Action. The complaint names Ionis' board of directors, or the Board, as defendants and names Ionis as a nominal defendant. The Shumacher Action Plaintiff asserts a breach of fiduciary duty claim against the Board for awarding and receiving allegedly excessive compensation. The Shumacher Action Plaintiff also asserts an unjust enrichment claim against the non-executive directors as a result of the compensation they received. The complaint seeks, among other things, damages, restitution, attorneys’ fees and costs, and such other relief as deemed just and proper by the court. On March 18, 2022, we and the Board moved to dismiss the complaint. On May 24, 2022, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release.

On May 25, 2022, another purported stockholder of Ionis filed a stockholder derivative complaint also in the Delaware Court of Chancery captioned Robert S. Cohen, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0453, or the Cohen Action. The complaint names the Board as defendants and names Ionis as a nominal defendant. The Cohen Action Plaintiff asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, and waste against the Board for awarding and receiving allegedly excessive non-executive director compensation for the years 2018, 2019, and 2020. On June 2, 2022, the Cohen Action Plaintiff filed a motion to consolidate the related Cohen Action and Shumacher Action. On July 5, 2022, the Court denied the motion to consolidate in favor of the settlement pending in the Shumacher Action.

On July 18, 2022, we filed a Form 8-K disclosing the pending settlement and attaching the Notice of Pendency of Settlement of Action. On September 21, 2022, the Court held a hearing to consider whether the terms of the settlement should be approved, at which hearing the Cohen Action plaintiff objected to the settlement. At the conclusion of the hearing, the Court declined to approve the settlement and directed the parties to meet and confer on the issue of the scope of the release. We and our Board have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Shumacher and Cohen Actions.

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

Overview

We are a leader in RNA-targeted therapeutics. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines- SPINRAZA, TEGSEDI and WAYLIVRA. We also have a rich late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. We currently have six medicines in Phase 3 development for eight indications. Recently, we reported positive Phase 3 interim analysis data from the NEURO-TTRansform study of eplontersen in patients with polyneuropathy caused by hereditary transthyretin amyloidosis, or ATTRv-PN. As a result, we plan to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, by the end of 2022. Additionally, the FDA recently accepted Biogen’s NDA filing of tofersen for the treatment of superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, and granted tofersen priority review. Tofersen’s Prescription Drug User Fee Act, or PDUFA, date is April 25, 2023. These achievements put us on track to potentially add two new marketed products to our commercial portfolio, if these medicines are approved. In addition, based on recent positive data from the Phase 2b study of bepirovirsen in patients with chronic hepatitis B virus, or HBV, and the Phase 2 study of IONIS-FB-LRx in patients with immunoglobulin A nephropathy, or IgAN, our partners plan to advance these medicines into Phase 3 development, which would expand our late-stage pipeline to eight medicines in Phase 3 development for ten indications.

Our multiple sources of revenue and strong balance sheet enable us to invest in our strategic priorities to build our commercial pipeline, expand and diversify our technology and deliver new medicines to the market. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients of all ages with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen is our partner responsible for commercializing SPINRAZA worldwide. From inception through September 30, 2022, we have earned more than $1.8 billion in revenues from our SPINRAZA collaboration, including more than $1.3 billion in royalties on sales of SPINRAZA.

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

Under our distribution agreements with Sobi, we retained the marketing authorizations for TEGSEDI and WAYLIVRA in major markets. We continue to supply commercial product to Sobi and manage regulatory and manufacturing processes, as well as relationships with key opinion leaders. We also continue to lead the TEGSEDI and WAYLIVRA global commercial strategy. In connection with the agreements, we restructured our European operations in the first quarter of 2021, and we restructured our North American TEGSEDI operations in the second quarter of 2021.

Medicines in Phase 3 Studies

We currently have six medicines in Phase 3 studies for eight indications, which include:

●	Eplontersen: our medicine in development for transthyretin amyloidosis, or ATTR
o
We are currently conducting the Phase 3 NEURO-TTransform study in patients with ATTRv-PN, the Phase 3 CARDIO-TTransform study in patients with ATTR cardiomyopathy, or ATTR-CM, and additional studies supporting our ATTR development program

●	In September 2022, we presented positive results from an interim analysis of the Phase 3 NEURO-TTRansform study of eplontersen in patients with ATTRv-PN at the International Symposium on Amyloidosis
●	In the fourth quarter of 2022, we expanded enrollment in the Phase 3 CARDIO-TTRansform study of eplontersen in patients with ATTR cardiomyopathy, or ATTR-CM
●	Eplontersen was granted orphan drug designation by the FDA for the treatment of patients with ATTR
●	Tofersen: our medicine in development for SOD1-ALS
o
Biogen is developing tofersen for the treatment of SOD-1 ALS, including conducting the ongoing Phase 3 VALOR open label extension, or OLE, study in patients with SOD1-ALS and the ongoing Phase 3 ATLAS study in presymptomatic SOD-1 patients

●	Tofersen is currently under priority review with the FDA and has a PDUFA action date of April 25, 2023
●	In June 2022, Biogen presented new data from the ongoing VALOR OLE study at the European Network to Cure ALS meeting. These data were included in the NDA filing
●	Olezarsen: our medicine in development for FCS and severe hypertriglyceridemia, or SHTG
o
We are currently conducting a broad development program for olezarsen that includes the BALANCE study in patients with FCS and three Phase 3 studies supporting development for the treatment of SHTG, CORE, CORE2 and ESSENCE

●	In July 2022, we achieved full enrollment in the BALANCE Phase 3 study in patients with FCS supporting data readout mid-year 2023
●	In the third quarter of 2022, we initiated CORE2, a confirmatory Phase 3 study of olezarsen in patients with SHTG
●	In the fourth quarter of 2022, we initiated ESSENCE, a supporting Phase 3 study of olezarsen in patients with SHTG or hypertriglyceridemia and atherosclerotic cardiovascular disease
●	Pelacarsen: our medicine in development for lipoprotein(a), or Lp(a), driven cardiovascular disease
o	Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated Lp(a)
●	In July 2022, Novartis achieved full enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study
●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We are currently conducting the OASIS study in patients with HAE and OASIS Plus supportive study for HAE patients previously treated with other prophylactic therapies
●
We plan to present new efficacy and safety results from the Phase 2 OLE study of donidalorsen in HAE patients treated for one year at the American College of Allergy, Asthma and Immunology Annual Scientific Meeting in November 2022

●	ION363: our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. FUS-ALS is the most common cause of juvenile-onset ALS
o	We are currently conducting a Phase 3 study of ION363 in juvenile and adult patients with FUS-ALS and enrollment is ongoing

Index

Third Quarter 2022 and Recent Updates on Certain Mid-Stage Pipeline Medicines

●
GSK presented positive end of study data from the Phase 2b B-Clear study of bepirovirsen demonstrating potential for functional cures in patients with chronic hepatitis B; GSK plans to advance bepirovirsen into Phase 3 development in the first half of 2023

●	We presented positive data from the Phase 2 study of IONIS-FB-LRx in patients with IgAN; Roche plans to advance IONIS-FB-LRx into Phase 3 development in the first half of 2023
●	Bayer presented positive data from the Phase 2b study of fesomersen in patients with end-stage renal disease; we regained rights to fesomersen from Bayer and are assessing next steps
●	Roche presented the Phase 2 GENERATION HD2 study design of tominersen in Huntington’s disease, or HD, patients; Roche plans to begin enrollment in early 2023
●
We reported ION449 (AZD8233) targeting PCSK9 met the primary endpoint in Phase 2b SOLANO study in patients with hypercholesterolemia; based on pre-specified efficacy criteria, AstraZeneca is not advancing ION449

COVID-19

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

Financial Highlights

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Total revenue	$159.8	$133.1	$435.5	$370.5
Total operating expenses	$218.9	$218.9	$637.7	$621.2
Loss from operations	$(59.2)	$(85.8)	$(202.2)	$(250.8)
Net loss	$(47.0)	$(82.5)	$(217.3)	$(253.2)

●
Revenue increased 20 percent for the third quarter of 2022 and 18 percent on a year-to-date basis compared to the same periods in 2021 driven by significant partner payments earned across multiple programs

●
Operating expenses were flat for the three months ended September 30, 2022 compared to the same period in 2021 and increased 3 percent for the nine months ended September 30, 2022. Refer to the Results of Operations section for discussions on period-over-period changes for the various components of operating expenses

●
As of September 30, 2022, we had $2.0 billion in cash and short-term investments. Subsequent to September 30, 2022, we entered into several real-estate transactions, which increased our cash balance. Refer to the section titled, Liquidity and Capital Resources, for further details on these real-estate transactions.

Index

Eplontersen Collaboration with AstraZeneca

Our financial results for the nine months ended September 30, 2022 reflected the cost-sharing provisions related to our eplontersen collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we are recognizing as research and development, or R&D, revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. In the nine months ended September 30, 2022, we have earned $55 million in joint development revenue under this collaboration.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A, expenses, respectively. In the nine months ended September 30, 2022, we recognized $1.4 million and $1.5 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. We expect our medical affairs and commercialization expenses to increase as our collaboration with AstraZeneca progresses.

The following is a summary of the financial impacts on our statement of operations for the nine months ended September 30, 2022 of the joint development activities under our eplontersen collaboration with AstraZeneca:

Collaboration Activities	Financial Statement Line	Impact of Cost-Sharing Provisions on our Statement of Operations
Phase 3 Development: Ionis leads and conducts	Eplontersen Joint Development Revenue (R&D Revenue)	$55M	55% of Ionis’ Phase 3 development expenses, including internal+external costs & CMC costs, net of our share of AstraZeneca’s Phase 3 development expenses

	Development Expenses (R&D expenses)	$107M	100% of Ionis’ Phase 3 development expenses

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

Index

Results of Operations

Revenue

Total revenues for the three and nine months ended September 30, 2022 were $159.8 million and $435.5 million, respectively, compared to $133.1 million and $370.5 million for the same periods in 2021 and were comprised of the following (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Commercial revenue:
SPINRAZA royalties	$61.6	$66.6	$175.1	$198.7
TEGSEDI and WAYLIVRA revenue, net	5.9	15.5	22.5	46.9
Licensing and other royalty revenue	4.9	2.7	25.3	9.5
Total commercial revenue	72.4	84.8	222.9	255.1
R&D revenue:
Amortization from upfront payments	18.1	16.7	54.0	56.8
Milestone payments	14.9	28.4	59.7	48.5
License fees	35.0	—	37.0	—
Other services	1.3	3.2	6.6	10.1
Collaborative agreement revenue	69.3	48.3	157.3	115.4
Eplontersen joint development revenue	18.1	—	55.3	—
Total R&D revenue	87.4	48.3	212.6	115.4
Total revenue	$159.8	$133.1	$435.5	$370.5

Our revenue for the three and nine months ended September 30, 2022 increased 20 percent and 18 percent compared to the same periods in 2021, respectively. The increase was driven by significant partner payments we earned across multiple partnered programs, including $85 million from Biogen for advancing several neurology disease programs, $63 million from Roche for advancing and licensing IONIS-FB-LRx and $55 million from AstraZeneca for its share of the global Phase 3 development costs for eplontersen.

Our commercial revenue for the three and nine months ended September 30, 2022 decreased 15 percent and 13 percent compared to the same periods in 2021, respectively. SPINRAZA royalties for the three and nine months ended September 30, 2022 decreased 7 percent and 12 percent compared to the same periods in 2021, respectively. In the U.S., SPINRAZA sales were flat in the first nine months of 2022 compared to the same period in 2021. Outside of the U.S., SPINRAZA royalties decreased in the first nine months of 2022 compared to the same period in 2021 due to lower SPINRAZA product sales primarily due to decreased pricing, foreign currency exchange and competition. TEGSEDI and WAYLIVRA revenue decreased primarily due to the shift to distribution fees in 2021.

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses, excluding non-cash compensation expense related to equity awards	$195.1	$185.5	$563.1	$498.3
Restructuring expenses	—	2.8	—	24.4
Total operating expenses, excluding non-cash compensation expense related to equity awards	195.1	188.3	563.1	522.7
Non-cash compensation expense related to equity awards	23.8	30.6	74.6	98.5
Total operating expenses	$218.9	$218.9	$637.7	$621.2

Index

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For both periods, our R&D expenses increased due to our investments in advancing our late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Our SG&A expenses increased for the three months ended September 30, 2022 compared to the same period in 2021 due to our go-to-market activities for eplontersen, donidalorsen and olezarsen. Our SG&A expenses decreased for the nine months ended September 30, 2022 compared to the same period in 2021 as a result of savings we realized from integrating Akcea and restructuring our commercial operations for TEGSEDI and WAYLIVRA, partially offset by the increase in expenses related to our go-to-market activities in the third quarter of 2022. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to increase during the fourth quarter of 2022 compared to the same period in 2021 as we continue to advance our late- and mid-stage pipeline, invest in expanding and diversifying our technology and advance our go-to-market activities.

Our non-cash compensation expense related to equity awards decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to decreased headcount of longer-tenured employees as a result of restructuring our commercial operations for TEGSEDI and WAYLIVRA.

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

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA and certain associated period costs.

Our cost of sales were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales, excluding non-cash compensation expense related to equity awards	$1.3	$3.0	$9.9	$8.3
Non-cash compensation expense related to equity awards	0.2	0.1	0.5	0.3
Total cost of sales	$1.5	$3.1	$10.4	$8.6

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for antisense drug discovery, antisense drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$165.3	$159.6	$469.6	$383.9
Restructuring expenses	—	1.8	—	8.0
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	165.3	161.4	469.6	391.9
Non-cash compensation expense related to equity awards	17.7	23.4	55.3	72.0
Total research, development and patent expenses	$183.0	$184.8	$524.9	$463.9

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

Our antisense drug discovery expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards	$25.0	$55.9	$68.6	$105.7
Non-cash compensation expense related to equity awards	4.2	5.9	12.8	17.5
Total antisense drug discovery expenses	$29.2	$61.8	$81.4	$123.2

Antisense drug discovery expenses, excluding non-cash compensation expense related to equity awards, decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021. In the first nine months of 2021, we incurred certain non-recurring licensing expenses, including $35 million for licensing Bicycle Therapeutics’ peptide technology. These non-recurring licensing expenses resulted in higher antisense drug discovery expenses in the three and nine months ended September 30, 2021.

Antisense Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TEGSEDI and WAYLIVRA	$3.9	$3.3	$9.4	$4.7
Eplontersen	24.5	23.0	75.8	52.2
Olezarsen	18.3	4.9	39.7	10.4
Donidalorsen	5.5	2.0	9.1	4.6
ION363	2.3	1.8	5.8	5.5
Other antisense development projects	31.6	25.1	91.7	70.9
Development overhead expenses	22.5	18.6	63.3	55.1
Restructuring expenses	—	1.5	—	7.2
Total antisense drug development, excluding non-cash compensation expense related to equity awards	108.6	80.2	294.8	210.6
Non-cash compensation expense related to equity awards	7.6	9.7	15.6	31.3
Total antisense drug development expenses	$116.2	$89.9	$310.4	$241.9

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to our advancing late-stage pipeline, including our expanding number of Phase 3 studies, which doubled over the course of 2021 from three to six studies. Non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 due to reduced headcount of longer-tenured employees as a result of our restructured commercial operations.

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

Our medical affairs expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$3.8	$2.5	$11.4	$8.9
Non-cash compensation expense related to equity awards	0.6	0.5	1.3	1.1
Total medical affairs expenses	$4.4	$3.0	$12.7	$10.0

We expect medical affairs expenses to continue increasing as we advance our late-stage pipeline.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$14.0	$10.9	$53.4	$31.3
Restructuring expenses	—	0.2	—	0.8
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	14.0	11.1	53.4	32.1
Non-cash compensation expense related to equity awards	2.3	2.9	7.6	9.1
Total manufacturing and development chemistry expenses	$16.3	$14.0	$61.0	$41.2

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increased costs we incurred in preparation for our near-term commercial launches, including manufacturing costs and activities for eplontersen, olezarsen and donidalorsen.

Index

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Personnel costs	$5.3	$4.7	$15.4	$13.2
Occupancy	4.1	3.2	12.3	9.6
Patent expenses	0.9	1.0	3.1	3.1
Insurance	1.0	0.8	2.8	2.4
Computer software and licenses	0.1	0.3	1.1	1.4
Other	2.5	1.6	6.7	4.8
Restructuring expenses	—	0.1	—	0.1
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	13.9	11.7	41.4	34.6
Non-cash compensation expense related to equity awards	3.0	4.4	10.4	13.0
Total R&D support expenses	$16.9	$16.1	$51.8	$47.6

R&D support expenses, excluding non-cash compensation expense related to equity awards, for the three and nine months ended September 30, 2022 increased compared to the same periods in 2021. The increase was primarily related to increased occupancy and personnel costs to support advancing our pipeline and our technology. In October 2022, we executed a sale and leaseback transaction for our headquarters in Carlsbad, California. As a result, our occupancy costs will increase beginning in the fourth quarter of 2022 because we will begin incurring rent expense for these facilities.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$28.5	$23.0	$83.6	$106.1
Restructuring expenses	—	1.0	—	16.4
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	28.5	24.0	83.6	122.5
Non-cash compensation expense related to equity awards	5.9	7.1	18.8	26.2
Total selling, general and administrative expenses	$34.4	$31.1	$102.4	$148.7

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased for the three months ended September 30, 2022 compared to the same period in 2021 due to our go-to-market activities for eplontersen, donidalorsen and olezarsen. SG&A expenses, excluding non-cash compensation expense related to equity awards, for the nine months ended September 30, 2022 decreased compared to the same period in 2021 due to operating efficiencies achieved from the Akcea Merger and restructuring our commercial operations for TEGSEDI and WAYLIVRA, partially offset by increased expenses for our go-to-market preparations for our near-term commercial opportunities. Non-cash compensation expense related to equity awards decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to reduced headcount as a result of the Akcea Merger and our restructured commercial operations.

Index

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income	$7.5	$0.9	$13.4	$8.2

Our investment income increased for the three and nine months ended September 30, 2022 due to higher interest rates in the nine months ended September 30, 2022 compared to the same period in 2021.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible notes:
Non-cash amortization of debt issuance costs	$1.3	$1.4	$4.0	$3.5
Interest expense payable in cash	0.2	0.3	0.5	1.7
Interest on mortgages for primary R&D and manufacturing facilities	0.6	0.6	1.9	1.9
Total interest expense	$2.1	$2.3	$6.4	$7.1

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on investments	$2.3	$4.0	$(10.6)	$4.9

The period-over-period fluctuations in our gain (loss) on investments were primarily driven by changes in fair value of our investments in publicly held biotechnology companies.

Other Expense

In the second quarter of 2022, we recorded a non-operating expense of $12.5 million related to a settlement agreement for a litigation claim that we determined to be probable and estimable as of June 30, 2022. In the third quarter of 2022, we received insurance contributions toward the settlement in the amount of $4.8 million from our insurance carriers. We recorded the insurance contributions as a reduction to the litigation settlement expense in the third quarter of 2022. Refer to Note 8, Legal Proceedings, for further details regarding the litigation.

In April 2021, as a result of a debt offering and debt repurchase, we recorded an $8.6 million loss on early retirement of debt, reflecting the early retirement of a portion of our 1% Notes, in the second quarter of 2022. The loss on the early retirement of our debt is the difference between the amount we paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

Income Tax Expense

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to IRC Section 174. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Since we expect taxable income in 2022, we recorded income tax expense of $0.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, compared to income tax benefit of $1.3 million and $0.9 million for the same periods in 2021.

Index

Net Loss and Net Loss per Share

We had a net loss of $47.0 million and $217.3 million for the three and nine months ended September 30, 2022, respectively. We had a net loss of $82.5 million and $253.2 million for the same periods in 2021. Our net loss decreased for the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased revenue, partially offset by increased expenses year-over-year, as discussed in the revenue and expense sections, respectively. Basic and diluted net loss per share for the three and nine months ended September 30, 2022 were $0.33 and $1.53, respectively, compared to $0.58 and $1.80 for the same periods in 2021.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through September 30, 2022, we have earned approximately $6.3 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through September 30, 2022, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, from our inception through September 30, 2022, we have borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, debt obligations and working capital did not change significantly from December 31, 2021 to September 30, 2022.

The following table summarizes our contractual obligations as of September 30, 2022. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.6	0.7	549.9
Building mortgage payments (principal and interest payable)	71.5	3.4	68.1
Operating leases	25.3	4.4	20.9
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,280.7	$8.6	$1,272.1

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

In October 2022, we entered into a build-to-suit lease in which the lessor will construct a new development chemistry and manufacturing facility to support our continued our continued growth. In addition, we entered into a sale and leaseback agreement for our headquarters location in October 2022. The table above does not include the lease obligations related to these transactions or the extinguishment of the mortgage because they closed subsequent to September 30, 2022.

Convertible Debt and Call Spread

Refer to our Convertible Debt and Call Spread accounting policies in Note 2, Significant Accounting Policies, and Note 7, Convertible Debt, in the Notes to our condensed consolidated financial statements for the significant terms of each convertible debt instrument.

Index

Operating Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million and our manufacturing facility for $14.0 million. We financed the purchase of these two facilities with mortgage debt of $60.4 million in total. Our primary R&D facility mortgage has an interest rate of 3.88 percent. Our manufacturing facility mortgage has an interest rate of 4.20 percent. During the first five years of both mortgages, we were only required to make interest payments. Both mortgages mature in August 2027.

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters for a total purchase price of $263.4 million and we expect to receive total proceeds of $33.0 million upon the close of the sale of the two lots. We used a portion of the sale proceeds to extinguish our mortgage debt on our headquarters facilities of $51.3 million. The initial lease term for our headquarters facilities is 15 years with options to extend the lease for two additional terms of five years each. In connection with the sale of our two undeveloped lots, we will enter into a build-to-suit lease agreement with the same real estate investor who will build a new R&D facility for us on those lots. Once this new facility is completed, our lease will commence.

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. The lessor will develop and construct a 217,000-square-foot building, composed of manufacturing space, office space, research and development space and warehouse space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 20 years and 3 months with options to extend the lease for two additional terms of 10 years each. The lease will commence when the lessor's construction is complete and we are able to occupy the facility.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2022 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2022.

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

Index

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the Delaware Action. The plaintiffs in the Delaware Action asserted claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the Defendants. The plaintiffs asserted putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that Ionis and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. Ionis believes this lawsuit is without merit. However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the October 2020 take-private transaction is uncertain. Accordingly, on June 3, 2022, the parties reached an agreement in principle to settle the Delaware Action for $12.5 million. A Stipulation and Agreement of Compromise, Settlement and Release, the Stipulation and Settlement Agreement, reflecting the terms of the proposed settlement was executed and filed with the Delaware Court of Chancery on July 5, 2022. On October 11, 2022, the Delaware Court of Chancery entered an Order and Final Judgment, or the Order, approving the Stipulation and Settlement Agreement in full after determining that the Stipulation and Settlement Agreement was fair, reasonable, and adequate. The Order provides for the full settlement, satisfaction, compromise and release of all claims that were asserted in the Delaware Action. The Order contains no admission of wrongdoing on the part of any of the Defendants.

On January 19, 2022, a purported stockholder of Ionis filed a stockholder derivative complaint in the Delaware Court of Chancery captioned Leo Shumacher, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0059, or the Shumacher Action. The complaint names Ionis’ board of directors, or the Board, as defendants and names Ionis as a nominal defendant. The Shumacher Action Plaintiff asserts a breach of fiduciary duty claim against the Board for awarding and receiving allegedly excessive compensation. The Shumacher Action Plaintiff also asserts an unjust enrichment claim against the non-executive directors as a result of the compensation they received. The complaint seeks, among other things, damages, restitution, attorneys’ fees and costs, and such other relief as deemed just and proper by the court. On March 18, 2022, Ionis and the Board moved to dismiss the complaint. On May 24, 2022, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release.

On May 25, 2022, another purported stockholder of Ionis filed a stockholder derivative complaint also in the Delaware Court of Chancery captioned Robert S. Cohen, et al. v. Joseph Loscalzo, et al., C.A. No. 2022-0453, or the Cohen Action. The complaint names the Board as defendants and names Ionis as a nominal defendant. The Cohen Action Plaintiff asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, and waste against the Board for awarding and receiving allegedly excessive non-executive director compensation for the years 2018, 2019, and 2020. On June 2, 2022, the Cohen Action Plaintiff filed a motion to consolidate the related Cohen Action and Shumacher Action. On July 5, 2022, the Court denied the motion to consolidate in favor of the settlement pending in the Shumacher Action.

On July 18, 2022, Ionis filed a Form 8-K disclosing the pending settlement and attaching the Notice of Pendency of Settlement of Action. On September 21, 2022, the Court held a hearing to consider whether the terms of the settlement should be approved, at which hearing the Cohen Action plaintiff objected to the settlement. At the conclusion of the hearing, the Court declined to approve the settlement and directed the parties to meet and confer on the issue of the scope of the release. We and our Board have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Shumacher and Cohen Actions.

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

Summary of Risk Factors

There are a number of risks related to our business and our securities. Some of the principal risks related to our business include the following:

●	the impact on our operations and financial condition from the effects of the COVID-19 pandemic;
●	our ability to generate substantial revenue from the sale of our medicines;
●	our and our partners’ ability to compete effectively;
●	the availability of adequate coverage and payment rates for our medicines;
●	our ability to successfully manufacture our medicines;
●	our ability to successfully develop and obtain marketing approvals for our medicines;
●	our ability to secure and maintain effective corporate partnerships;
●	our ability to sustain cash flows and achieve consistent profitability;
●	our ability to protect our intellectual property;
●	our ability to maintain the effectiveness of our personnel; and
●	the other factors set forth below.

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

Index

For example, TEGSEDI requires periodic blood and urine monitoring, is available in the U.S. only through a REMS program, and the product label in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis. Our main competitors in the U.S. market for TEGSEDI are patisiran and vutrisiran, both marketed by Alnylam Pharmaceuticals, Inc. Neither patisiran nor vutrisiran has a boxed warning nor does either require use of a REMS program. Additionally, the product label for WAYLIVRA in the European Union, or EU, requires regular blood monitoring. In each case, these label requirements have negatively affected our ability to attract and retain patients for these medicines. If we or our partner cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on the ability to conduct periodic blood and urine monitoring of our patients as a result of the COVID-19 pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

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

We are relying on Sobi and PTC to effectively market, sell and distribute TEGSEDI and WAYLIVRA and have less control over sales efforts and may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. If Sobi or PTC does not successfully commercialize TEGSEDI or WAYLIVRA, including as a result of delays or disruption caused by the COVID-19 pandemic, we may receive limited revenue for TEGSEDI or WAYLIVRA in the U.S., Canada, Europe, Latin America or certain Caribbean countries, which could adversely affect our business, prospects, financial condition and results of operations.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices (e.g., by supporting drug price negotiation in Medicare Parts B and D, with those negotiated prices also available to commercial plans, and progressing legislation to slow price increases over time on existing drugs), increase competition (e.g., by supporting legislation to speed the entry of biosimilar and generic drugs, including shortening the period of exclusivity, policies in Medicare Part B to increase the prescribing of biosimilars by physicians, and a prohibition on “pay-for-delay” agreements and anti-competitive practices by drug manufacturers), lower out-of-pocket drug costs for patients (e.g., by capping Medicare Part D beneficiary out-of-pocket pharmacy expenses), and foster scientific innovation to promote better health care and improved health (e.g., by investing in public and private research and incentivizing the market to promote discovery of valuable and accessible new treatments). In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for medicines may not be available or adequate in either the U.S. or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the COVID-19 pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

Index

If we are not successful in expanding our manufacturing capabilities or cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we would need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To that end, we have plans to construct a new manufacturing facility in Oceanside, California that will expand our manufacturing infrastructure. We will incur substantial expenditures to build our new manufacturing facility and, following its completion, will likely need to hire and train additional staff to operate the facility. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

We rely on third-party manufacturers to supply the drug substance and drug product for TEGSEDI and drug product for WAYLIVRA. Any delays or disruption to our own or third-party commercial manufacturing capabilities, including any interruption to our supply chain as a result of the COVID-19 pandemic or the ongoing war between Russia and Ukraine, could limit the commercial success of our medicines.

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

Index

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

Index

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

The COVID-19 pandemic could make some of these factors more likely to occur.

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

We depend on third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Syneos Health, Inc., Thermo Fisher Scientific Inc. and Medpace for the clinical studies for our medicines, including eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruption caused by the COVID-19 pandemic that may affect the third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

Index

In addition, while we do not have any clinical trial sites in Ukraine, we do have a limited number of clinical trial sites in Russia and surrounding countries that may be impacted by the ongoing war between Russia and Ukraine, and could result in difficulties enrolling or completing our clinical trials in such areas on schedule. Furthermore, the U.S. and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. Our ability to conduct clinical trials in Russia may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, and could increase our costs and delay the clinical development of certain of our medicines.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen, GSK, Novartis, and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we first anticipated.

For example, a collaborator such as AstraZeneca, Biogen, GSK, Novartis, or Roche, could determine that it is in its financial interest to:

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

Index

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the COVID-19 pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen, olezarsen, donidalorsen, ION363, pelacarsen and tofersen, the price of our securities could decrease.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development requires substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2022, we had an accumulated deficit of approximately $1.4 billion and stockholders’ equity of approximately $0.6 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. If we do not continue to earn substantial revenue, we may incur additional operating losses in the future. We may not successfully develop any additional medicines or achieve or sustain future profitability.

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our drug programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. These activities will require significant cash. As of September 30, 2022, we had cash, cash equivalents and short-term investments equal to $2.0 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors, such as the following:

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

Index

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

Index

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

General risk factors

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2022, the market price of our common stock ranged from $48.82 to $25.04 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Index

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, the COVID-19 pandemic has caused a significant disruption of global financial markets and has resulted in increased volatility in the trading price of our common stock. The global credit and financial markets may also be adversely affected by the ongoing war between Russia and Ukraine and measures taken in response thereto. In addition, industry factors may materially harm the market price of our common stock. NASDAQ, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

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

Index

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

Index

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts, floods, or other events that may result from the impact of climate change on the environment. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California and will move such manufacturing to our new facility in Oceanside, California once it is built. We manufacture the finished drug product for TEGSEDI and WAYLIVRA at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Our facilities or those of our partners or contract manufacturers may be harmed by natural disasters or other events outside our control, such as earthquakes, pandemics, war, civil or political unrest, deliberate acts of sabotage, terrorism or industrial accidents such as fire and explosion, whether due to human or equipment error, and if such facilities are affected by a disaster or other event, our development and commercialization efforts would be delayed. Although we possess property damage and business interruption insurance coverage, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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

Index

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
●
economic weakness, including inflation, natural disasters, war, events of terrorism, political instability or public health issues or pandemics, such as the COVID-19 pandemic, in particular foreign countries or globally;

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

Index

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
10.1
Amendment No. 2 dated July 28, 2022 to the Collaboration and License Agreement by and between the Registrant and BicycleTx Limited dated July 9, 2021. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.2
First Amendment dated July 8, 2022 to the Factor B Development, Collaboration, Option and License Agreement by and between the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated October 9, 2018. Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 9, 2022

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 9, 2022