Form 10-K
period 2022-12-31
IONIS PHARMACEUTICALS INC
filed 2023-02-22
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 4049b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Select Market was $3,804,704,734 as of June 30, 2022.*

The number of shares of voting common stock outstanding as of February 16, 2023 was 142,953,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed on or about April 20, 2023 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 1, 2023 are incorporated by reference into Part III of this Report.

*
Excludes 39,056,355 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10 percent of the common stock outstanding at June 30, 2022. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business and the therapeutic and commercial potential of SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, ION363, tofersen, pelacarsen, bepirovirsen and our technologies and products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

In this report, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its subsidiaries.

Summary of Risk Factors

There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found in this report on Form 10-K in Item 1A entitled “Risk Factors”:

●	Οur ability to generate substantial revenue from the sale of our medicines;
●	The availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel; and
●	The impacts of the COVID-19 pandemic.

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

IONIS PHARMACEUTICALS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

PART I

Item 1. Business

Overview

We were founded over 30 years ago to deliver innovative medicines for diseases with great medical need. Today, we are building on our advancements in RNA-targeted therapeutics to move us closer to achieving our vision to be the leader in genetic medicines. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases.

We currently have three marketed medicines: SPINRAZA, TEGSEDI and WAYLIVRA. Additionally, we have two medicines that will add to our commercial portfolio this year, assuming positive regulatory outcomes. These medicines are eplontersen to treat patients with polyneuropathy caused by hereditary transthyretin amyloidosis, or ATTRv-PN, and tofersen to treat patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. We submitted the eplontersen New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in December 2022. Tofersen is currently under regulatory review in the United States, or U.S., and European Union, or EU. In the U.S., tofersen has a Prescription Drug User Fee Act, or PDUFA, date of April 25, 2023. We also have a rich innovative late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. We currently have seven medicines in Phase 3 development. Additionally, based on recent positive data from the Phase 2 study of IONIS-FB-LRx in patients with immunoglobulin A nephropathy, or IgAN, Roche plans to advance IONIS-FB-LRx into Phase 3 development, which would further expand our late-stage pipeline.

Over the past year, we made important progress advancing our strategic priorities: to deliver an abundance of new medicines to the market, establish an integrated commercial organization and expand and diversify our technology platform. Last year, we delivered nine positive data readouts from our mid- and late-stage pipeline, positioning us to add to our commercial portfolio and our late-stage pipeline. We advanced our go-to-market plans for our near-term commercial opportunities, eplontersen, olezarsen and donidalorsen. We also expanded and diversified our technology when we advanced new medicines targeting muscle and using our MsPA backbone into preclinical development. Additionally, in late 2022, we entered into a collaboration with Metagenomi to add next generation gene editing capabilities to our technologies.

We accomplished all of this while earning revenues of $587 million for 2022 and ending the year with a cash and short-term investment balance of $2.0 billion. We strengthened our balance sheet with our recent sale and leaseback and royalty monetization transactions in late 2022 and January 2023, respectively. Under the sale and leaseback transaction, we received net proceeds of approximately $200 million, with the potential to receive additional payments of up to $40 million plus funding to expand our research and development, or R&D campus. Under our agreement with Royalty Pharma Investments, or Royalty Pharma, we received an upfront payment of $500 million in January 2023 when Royalty Pharma acquired a minority interest in our future SPINRAZA and pelacarsen royalties. Additionally, we have the potential to earn up to $625 million in pelacarsen milestone payments from Royalty Pharma.

Our multiple sources of revenue and strong balance sheet enable us to continue investing in our commercial readiness efforts for multiple late-stage programs and our innovative pipeline. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen is our partner responsible for commercializing SPINRAZA worldwide. From inception through December 31, 2022, we have earned more than $1.8 billion in revenues from our SPINRAZA collaboration, including more than $1.4 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with ATTRv-PN. We launched TEGSEDI in the U.S. and the EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi, and in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

WAYLIVRA is a once weekly, self-administered, subcutaneous medicine that received conditional marketing authorization in May 2019 from the European Commission, or EC, as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, PTC is commercializing WAYLIVRA in Brazil for two indications, FCS and familial partial lipodystrophy, or FPL, and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

Medicines in Phase 3 Studies and Registration

We currently have seven medicines in Phase 3 studies for nine indications, which are:

●	Eplontersen: our medicine in development for transthyretin amyloidosis, or ATTR
o
We are currently conducting the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN, the Phase 3 CARDIO-TTRansform study in patients with ATTR cardiomyopathy, or ATTR-CM, and additional studies supporting our ATTR development program

●
In December 2022, we submitted the NDA for eplontersen in the U.S. for patients with ATTRv-PN based on the positive results from an interim analysis of the Phase 3 NEURO-TTRansform study of eplontersen in patients with ATTRv-PN we first reported in June 2022

●	Olezarsen: our medicine in development for FCS and severe hypertriglyceridemia, or SHTG
o
We are currently conducting a broad Phase 3 development program for olezarsen that includes the Phase 3 BALANCE study in patients with FCS and three Phase 3 studies supporting development for the treatment of SHTG: CORE, CORE2 and ESSENCE

●	In July 2022, we achieved full enrollment in the BALANCE Phase 3 study in patients with FCS with data expected in the second half of 2023
●
In the second half of 2022, we expanded our Phase 3 program for SHTG when we initiated CORE2, a confirmatory Phase 3 study of olezarsen in patients with SHTG and ESSENCE, a supporting Phase 3 study of olezarsen in patients with SHTG or hypertriglyceridemia and atherosclerotic cardiovascular disease

●	The FDA granted olezarsen fast track designation for the treatment of patients with FCS
●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We are currently conducting the Phase 3 OASIS-HAE study in patients with HAE and the Phase 3 OASIS-Plus supportive study for HAE patients previously treated with other prophylactic therapies
●	We reported positive data from the Phase 2 study and Phase 2 open-label extension, or OLE, study throughout 2022 and early 2023
●	ION363: our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS
o	We are currently conducting a Phase 3 study of ION363 in juvenile and adult patients with FUS-ALS
●	Tofersen: our medicine in development for SOD1-ALS
o	Biogen is developing tofersen, including conducting the ongoing Phase 3 VALOR OLE study in patients with SOD1-ALS and the ongoing Phase 3 ATLAS study in presymptomatic SOD1 patients
●	Tofersen is currently under regulatory review in the U.S. with a PDUFA date of April 25, 2023 and in the EU
●
In June 2022, Biogen presented new positive data from the ongoing VALOR OLE study at the European Network to Cure ALS, or ENCALS, meeting. These data were included in the NDA filing and Marketing Authorization Application, or MAA, filing

●	Pelacarsen: our medicine in development to treat patients with elevated lipoprotein(a), or Lp(a) and cardiovascular disease
o	Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated Lp(a)
●	In July 2022, Novartis achieved full enrollment in the Lp(a) HORIZON study
●	Bepirovirsen: our medicine in development for chronic hepatitis B virus, or HBV
o	GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV
●	In 2022, GSK presented positive data from the Phase 2b B-Clear study of bepirovirsen demonstrating potential for functional cures in patients with chronic HBV

COVID-19

As a company focused on improving the health of people around the world, our priority during the COVID-19 pandemic has been the safety of our employees, their families, the healthcare workers who work with us and the patients who rely on our medicines. We have also been focused on maintaining the quality of our studies and minimizing the impact to timelines. While the COVID-19 pandemic has impacted some areas of our business, we believe our mitigation efforts and financial strength have enabled us to continue to manage through the pandemic and execute on our strategic initiatives. Because the situation is fluid, we continue to monitor the impact COVID-19 could have on our business, including the impact on our commercial products and the medicines in our pipeline.

Our Marketed Medicines – Potentially Transformational Medicines Bringing Value to Patients Today

SPINRAZA – SPINRAZA (nusinersen) injection for intrathecal use is a survival motor neuron-2, or SMN2, directed antisense medicine indicated for the treatment of spinal muscular atrophy, or SMA, in pediatric and adult patients.

SPINRAZA is the global market leader for the treatment of patients with SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

SMA is characterized by loss of motor neurons in the spinal cord and lower brain stem. People with SMA have a deletion or defect in their SMN1 gene and rely on their SMN2 gene to produce functional SMN protein, which motor neurons need to maintain motor function and muscle strength. However, the SMN2 gene can only produce approximately 10 percent of the SMN protein critical for motor neurons, resulting in severe and progressive loss of motor function and strength.

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

Biogen continues to expand the body of evidence supporting SPINRAZA’s durable efficacy and well-established safety profile to address the remaining needs of SMA patients of all ages. This includes the following ongoing studies:

•
DEVOTE: In the Phase 2/3 DEVOTE study, Biogen is evaluating the safety and potential to achieve increased efficacy with a higher dose of SPINRAZA compared to the currently approved dose. In 2022, Biogen reported final data from Part A of the ongoing, three-part DEVOTE study. Results from Part A, an open-label safety evaluation period in children and teens with later-onset SMA, suggest that the higher dosing regimen of SPINRAZA leads to higher levels of the drug in the cerebrospinal fluid, supporting further development of a higher dose of SPINRAZA. Additionally, the results indicated that SPINRAZA was generally well-tolerated.

•
RESPOND: In the Phase 4 RESPOND study, Biogen is evaluating the benefit of SPINRAZA in infants and children with a suboptimal clinical response to the gene therapy, onasemnogene abeparvovec. In 2022, Biogen reported that increasing enrollment in the RESPOND study indicates there are residual unmet clinical needs in infants and toddlers with SMA who have unmet needs following gene therapy treatment.

•
ASCEND: In the Phase 3b ASCEND study, Biogen is evaluating the clinical outcomes and assessing the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA following treatment of risdiplam. The first patient was treated in the ASCEND study in the first quarter of 2022.

Additionally, Biogen continues to conduct the Phase 2 NURTURE study, an open-label study investigating the benefit of SPINRAZA when administered before symptom onset in patients genetically diagnosed with SMA, and likely to develop Type 1 or Type 2 SMA. NURTURE was the first study to investigate the potential to slow or stop SMA disease progression in presymptomatic SMA patients. In 2022, Biogen reported new NURTURE study data, showing that early and sustained treatment with SPINRAZA helped participants to maintain and/or make progressive gains in motor function. These data showed that after 11 months of additional follow-up since the 2020 interim analysis, all children who were able to walk alone maintained this ability and one child gained the ability to walk alone, increasing the total percentage of study participants able to walk from 92% to 96%. Further, most children achieved motor milestones within age-appropriate timelines and no major motor milestones were lost. The safety of SPINRAZA over this extended follow-up period was consistent with previously reported findings.

The approval of SPINRAZA was based on efficacy and safety data from multiple clinical studies, including two randomized, placebo-controlled Phase 3 studies, ENDEAR, in patients with infantile-onset SMA, and CHERISH, in patients with later-onset SMA as well as from SHINE, an open-label extension, or OLE, study for patients with SMA who participated in prior SPINRAZA studies.

TEGSEDI – TEGSEDI (inotersen) injection is an antisense medicine indicated for the treatment of ATTRv-PN in adults. TEGSEDI prevents the production of TTR protein, reducing the amount of amyloid buildup that damages organs and tissues.

ATTRv-PN is caused by the accumulation of misfolded mutated TTR protein in the peripheral nerves. Patients with ATTRv-PN experience ongoing debilitating nerve damage throughout their body resulting in the progressive loss of motor functions, such as walking. These patients also accumulate TTR in other major organs, which progressively compromises their function and eventually leads to death within five to fifteen years of disease onset. There are an estimated 40,000 addressable patients, which includes those with ATTRv-PN and those with ATTRv-mixed phenotype worldwide.

TEGSEDI is commercially available in numerous countries, including the U.S., many European countries, Canada, and Latin America. We launched TEGSEDI in the U.S. and EU in late 2018. In 2021, we began selling TEGSEDI in the U.S., Canada and Europe through our distribution agreement with Sobi. In Latin America, PTC is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

The approvals of TEGSEDI were based on efficacy and safety data from the Phase 3 NEURO-TTR study in patients with ATTRv-PN.

WAYLIVRA – WAYLIVRA (volanesorsen) is an antisense medicine indicated as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for acute, potentially fatal pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA reduces triglyceride levels by inhibiting the production of apolipoprotein C-III, or ApoC-III, a protein that is a key regulator of triglyceride levels.

FCS is a rare, genetic disease estimated to affect one to two individuals per million and characterized by extremely elevated triglyceride levels, typically greater than 1,000 mg/dl. FCS can lead to many chronic health issues including severe, recurrent abdominal pain, fatigue, high risk of life-threatening pancreatitis and abnormal enlargement of the liver or spleen. In addition, people with FCS are often unable to work, adding to their disease burden. In severe cases, patients can have bleeding into the pancreas, serious tissue damage, infection, and cyst formation, as well as damage to other vital organs such as the heart, lungs, and kidneys.

WAYLIVRA received conditional marketing authorization in May 2019 from the European Commission, or EC. WAYLIVRA is commercially available in multiple European countries and in Latin America. We launched WAYLIVRA in the EU in the third quarter of 2019. In 2021, we began selling WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, WAYLIVRA is approved for two indications, FCS and FPL. PTC is commercializing WAYLIVRA in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us. In the fourth quarter of 2022, WAYLIVRA was approved in Brazil for a second indication, FPL.

WAYLIVRA’s conditional marketing authorization in the EU for FCS and approval in Brazil for FCS were based on efficacy and safety data from the Phase 3 APPROACH study and supported by results from the Phase 3 COMPASS study. WAYLIVRA’s approval in Brazil for FPL was based on efficacy and safety data from the Phase 3 BROADEN study in patients with FPL.

Our Innovative Pipeline of Genetic Medicines

Today, we are a leader in the discovery and development of RNA-targeted therapeutics. We are focused on pioneering new markets and changing standards of care with a focus on cardiovascular and neurological diseases. We also have an emerging specialty rare disease pipeline comprised of medicines that we believe represent compelling opportunities for us. We are building on our capabilities in RNA-targeted therapeutics to achieve our vision to be the leader in genetic medicines.

The table below lists the medicines in our clinical pipeline. We categorize patient studies to establish a medicine’s safety profile as Phase 1/2 and those studies in healthy volunteers as Phase 1. The table includes the disease indication, the partner (if the medicine is partnered), and the development status of each medicine. We have included descriptions for each of our medicines in Phase 2 and Phase 3 development below.

Our Late-Stage Pipeline

We currently have seven medicines in our late-stage pipeline: eplontersen, olezarsen, donidalorsen, ION363, tofersen, pelacarsen and bepirovirsen.

Eplontersen (TTR) – Eplontersen (TTR) – Eplontersen (formerly IONIS-TTR-LRx) is an investigational LIgand-Conjugated Antisense, or LICA, medicine we designed to inhibit the production of TTR protein. We are developing eplontersen as a monthly self-administered subcutaneous injection to treat all types of ATTR. ATTR amyloidosis is a systemic, progressive and fatal disease in which patients experience multiple overlapping clinical manifestations caused by the inappropriate formation and aggregation of TTR amyloid deposits in various tissues and organs, including peripheral nerves, heart, intestinal tract, eyes, kidneys, central nervous system, thyroid and bone marrow. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to organ failure and eventually death.

ATTRv-PN is caused by the accumulation of misfolded mutated TTR protein in the peripheral nerves. Patients with ATTRv-PN experience ongoing debilitating nerve damage throughout their body resulting in the progressive loss of motor functions, such as walking. These patients also accumulate TTR in other major organs, which progressively compromises their function and eventually leads to death within five to fifteen years of disease onset. There are an estimated 40,000 addressable patients, which includes those  with ATTRv-PN and those with ATTRv- mixed phenotype worldwide.
ATTR-CM is caused by the accumulation of misfolded TTR protein in the cardiac muscle. Patients experience ongoing debilitating heart damage resulting in progressive heart failure, which results in death within three to five years from disease onset. ATTR-CM includes both the genetic and wild-type form of the disease. There are an estimated 300,000 to 500,000 patients with ATTR-CM worldwide.
Often, patients with ATTRv-PN will have TTR build up in the heart and experience cardiomyopathy symptoms. Similarly, patients with ATTR-CM may often have TTR build up in their peripheral nerves and experience nerve damage and progressive difficulty with motor functions.
In December 2022, we submitted the eplontersen NDA to the FDA for patients with ATTRv-PN. The eplontersen NDA included results from the interim analysis of the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN. NEURO-TTRansform is a global, multi-center, randomized, open-label study designed to evaluate the efficacy, safety and tolerability of eplontersen. The current study compares to the historical placebo arm from the TEGSEDI (inotersen) NEURO-TTR Phase 3 study. In June 2022, we reported positive interim analysis data from the NEURO-TTRansform study. In the interim analysis, eplontersen demonstrated a statistically significant and clinically meaningful change from baseline for the co-primary and secondary endpoints at 35 weeks compared to the external placebo group. In the study, eplontersen achieved an 81.2% (p<0.0001) mean reduction in the co-primary endpoint of serum TTR concentration compared to baseline, demonstrating reduced TTR protein production. Eplontersen also demonstrated a significant treatment effect on the co-primary endpoint of modified Neuropathy Impairment Score +7, or mNIS+7, a measure of neuropathic disease progression, with a statistically significant difference in mean change from baseline versus the external placebo group (p<0.0001). The study also met its key secondary endpoint of change from baseline in the Norfolk Quality of Life Questionnaire-Diabetic Neuropathy, or Norfolk QoL-DN, showing that treatment with eplontersen significantly improved patient-reported quality of life compared to the external placebo group (p<0.0001). Eplontersen had a favorable safety and tolerability profile supportive of continued development.

In January 2020, we initiated the CARDIO-TTRansform Phase 3 cardiovascular outcome study of eplontersen in patients with ATTR-CM. CARDIO-TTRansform is a global, multi-center, randomized, double-blind, placebo-controlled study in approximately 1,400 patients with ATTR-CM. We designed the study to evaluate the efficacy, safety and tolerability of eplontersen in patients with ATTR-CM. The CARDIO-TTRansform study includes co-primary outcome measures of cardiovascular death and frequency of cardiovascular clinical events.

In January 2022, the FDA granted an Orphan Medicine Designation for eplontersen.

In December 2021, we entered into an agreement with AstraZeneca to jointly develop and commercialize eplontersen in the U.S. We granted AstraZeneca exclusive rights to commercialize eplontersen outside the U.S, except for certain Latin American countries.

Olezarsen (ApoC-III) – Olezarsen (formerly IONIS-APOCIII-LRx) is an investigational LICA medicine we designed to inhibit the production of apoC-III for patients who are at risk of disease due to elevated triglyceride levels. ApoC-III is a protein produced in the liver that regulates triglyceride metabolism in the blood. People with severely elevated triglycerides, such as people with FCS, are at high risk for acute pancreatitis and an increased risk of cardiovascular disease, or CVD. It is estimated that FCS affects one to two individuals per million worldwide and more than three million patients have SHTG in the U.S.

We are currently conducting a broad development program for olezarsen that includes the Phase 3 BALANCE study in patients with FCS and three Phase 3 studies supporting development for the treatment of SHTG: CORE, CORE2 and ESSENCE.

BALANCE is a global, multi-center, randomized, double-blind, placebo-controlled study in approximately 65 patients designed to assess the efficacy, safety and tolerability of olezarsen in patients with FCS. Patients will be treated with 50 mg or 80 mg of olezarsen monthly by subcutaneous injection. The primary endpoint is the percent change from baseline in fasting triglyceride levels at six months compared to placebo.

CORE and CORE2 are global, multi-center, randomized, double-blind, placebo-controlled studies enrolling approximately 540 and 390 patients, respectively, designed to assess the efficacy, safety and tolerability of olezarsen in patients with SHTG. The CORE and CORE2 studies compare olezarsen to placebo in patients with triglyceride levels equal to or greater than 500 mg/dL who are on currently available therapies for elevated triglycerides. The primary endpoint of the studies is the percent change in fasting triglycerides from baseline at month six. Additionally, in November 2022, we initiated ESSENCE, a global, multi-center, randomized, double-blind, placebo-controlled study enrolling approximately 1,300 patients to provide a robust safety database. The primary endpoint of the study is the percent change in fasting triglycerides from baseline at week six.

In January 2020, we reported positive results from a Phase 2 clinical study in patients with hypertriglyceridemia and at high risk of or with established CVD. Olezarsen achieved statistically significant, dose-dependent reductions in fasting triglycerides compared to placebo at all dose levels. Additionally, at the highest monthly dose, 91 percent of patients achieved serum triglycerides of ≤ 150 mg/dL, the recognized threshold for cardiovascular risk, compared to less than five percent of patients in the placebo group. Olezarsen also achieved statistical significance in numerous key secondary endpoints, including significant reductions in apoC-III, very low-density lipoprotein cholesterol, or VLDL-C, and remnant cholesterol, and a statistically significant increase in high-density lipoprotein cholesterol, or HDL-C. Olezarsen had a favorable safety and tolerability profile supportive of continued development.

In January 2023, the FDA granted olezarsen fast track designation for the treatment of patients with FCS.

Donidalorsen (PKK) – Donidalorsen (formerly IONIS-PKK-LRx) is an investigational LICA medicine we designed to target the prekallikrein, or PKK, pathway. HAE is a rare genetic disease that is characterized by severe and potentially fatal swelling of the arms, legs, face and throat. PKK plays an important role in the activation of inflammatory mediators associated with acute attacks of HAE. By inhibiting the production of PKK, donidalorsen could be an effective prophylactic approach to preventing HAE attacks. It is estimated that there are more than 20,000 patients with HAE in the U.S. and Europe.

In November 2021, we initiated the Phase 3 study of donidalorsen, OASIS-HAE, in patients with HAE. OASIS-HAE is a multi-center, randomized, double-blind placebo-controlled study in approximately 80 patients designed to assess the efficacy, safety and tolerability of donidalorsen. Patients will be treated with an 80 mg dose of donidalorsen either every four weeks or every eight weeks by subcutaneous injection. The primary endpoint is the time-normalized number of investigator-confirmed HAE attacks per month from week one to week 25. In May 2022, we initiated OASIS-Plus, a multi-center, open-label, global study in approximately 110 patients who were either previously treated with other prophylactic therapies or who have completed OASIS-HAE.

In 2021 and 2022, we reported positive results from a Phase 2 clinical study of donidalorsen in patients with HAE. Patients received either donidalorsen 80 mg or placebo subcutaneously once monthly for 17 weeks. The Phase 2 study met its primary and secondary endpoints, achieving significant reductions in the number of attacks suffered by patients with HAE compared to placebo. The study demonstrated a mean reduction of 90 percent in the number of monthly HAE attacks in weeks one to 17 of the study (p <0.001) and a mean reduction of 97 percent in the number of monthly HAE attacks in weeks five to 17 (p=0.003). In weeks five to 17, 92 percent of patients treated with donidalorsen were attack-free compared to 0 percent in the placebo group (p <0.001). Additionally, donidalorsen demonstrated an overall reduction in moderate to severe attacks starting with the second dose in the study. For the final month of the study, all donidalorsen treated patients were attack-free. Further, patients reported higher overall health-related quality of life, or HRQoL, over 17 weeks with donidalorsen, with a mean change in total score of the AE-QoL of -26.85, compared with -6.15 in the placebo group (P=0.002) where reduction in the score indicates better quality of life. There were improvements observed across all individual domains of the AE-QoL compared with placebo we published. The Phase 3 data were published in the New England Journal of Medicine. Donidalorsen had a favorable safety and tolerability profile supportive of continued development.

In 2022 and in early 2023, we reported positive results from the Phase 2 OLE study of donidalorsen in patients with HAE. Interim data after all patients completed one year of treatment in the study showed a sustained reduction in HAE attacks. Patients completing the Phase 2 study were eligible for enrollment in the OLE study. There were 20 Type 1 or Type 2 HAE patients in the Phase 2 study, and 17 (85%) entered the OLE. Following a 13-week fixed-dose period where participants received subcutaneous donidalorsen 80 mg every four weeks, eight patients switched to subcutaneous donidalorsen 80 mg every eight weeks. Patients receiving donidalorsen 80 mg every eight weeks experienced a mean reduction in attack rate of 75.6% from baseline and the mean monthly attack rate was 0.28. Six of these patients remained attack free over the one year duration of this analysis, and two of these patients returned to 80 mg every four weeks. For patients treated with donidalorsen, 99.6% of study days were HAE attack-free. Additionally, patients treated for one year with donidalorsen reported a mean improvement of 24 points in their AE-QoL total score across all domains relative to baseline. Donidalorsen had a favorable safety and tolerability profile supportive of continued development.

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

In April 2021, we initiated a Phase 3 study of ION363 in patients with FUS-ALS. The Phase 3 trial of ION363 is a global, multi-center, randomized, double-blind, placebo-controlled study in approximately 75 patients designed to assess the efficacy, safety and tolerability of ION363. Part 1 of the trial consists of patients randomized to receive a loading regimen of ION363 or placebo for weeks one and four followed by one dose every four to 12 weeks for 61 weeks, followed by Part 2, which will be an open-label period in which all patients in the trial will receive ION363 or placebo loading regimen at week four followed by one dose every 12 weeks for 85 weeks. The primary endpoint is the change from baseline as measured by the Revised Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS-R, Total Score, time of rescue or discontinuation from Part 1 and entering Part 2 due to a deterioration in function, and Ventilation Assistance-free survival, or VAFS.

Tofersen (SOD1) (BIIB067) – Tofersen (formerly IONIS-SOD1Rx) is an investigational antisense medicine we designed to inhibit the production of superoxide dismutase 1, or SOD1, which is a well understood genetic cause of ALS. SOD1-ALS is a rare, fatal, neurodegenerative disorder caused by a mutation in the SOD1 gene leading to a progressive loss of motor neurons. As a result, people with SOD1-ALS experience increasing muscle weakness, loss of movement, difficulty breathing and swallowing and eventually succumb to the disease. Current treatment options for people with SOD1-ALS are extremely limited, with no medicines that significantly slow disease progression. Tofersen is one of three medicines we have in development to treat ALS. It is estimated that there are approximately 1,400 patients with SOD1-ALS in the G7 countries. Biogen is evaluating tofersen for treatment of patients with SOD1-ALS and in presymptomatic individuals.

Tofersen is currently under regulatory review in the U.S. and EU. In July 2022, Biogen announced that the FDA had accepted tofersen’s NDA and granted priority review of tofersen for SOD1-ALS. Tofersen has an FDA Advisory Committee meeting planned for March 22, 2023 and a PDUFA date of April 25, 2023. In December 2022, Biogen announced that the EMA accepted the MAA for tofersen for SOD1-ALS.

The tofersen NDA and MAA included results from a Phase 1 study in healthy volunteers, a Phase 1/2 study evaluating ascending dose levels, the Phase 3 VALOR study, and the Phase 3 OLE study, as well as 12-month integrated results from VALOR and the Phase 3 OLE study. The 12-month integrated data show that earlier initiation of tofersen, compared to delayed initiation, slowed declines in clinical function, respiratory function, muscle strength and quality of life and build on the results previously observed in the initial readout. The 12-month data compare patients with early initiation of tofersen (at the start of VALOR) to those who had a delayed initiation of tofersen (six months later, in the OLE).

At the time of the 12-month analysis, because the majority of participants survived without permanent ventilation, or PV, the median time to death or PV and median time to death, could not be estimated. However, early survival data suggest a lower risk of death or PV and death with earlier initiation of tofersen. Additionally, the latest 12-month results showed that reductions in total SOD1 protein (a marker of target engagement) and neurofilament (a marker of axonal injury and neurodegeneration) were sustained over time. Tofersen reduced total cerebrospinal fluid, or CSF, SOD1 protein and plasma neurofilament levels in both early- and delayed-start groups as follows:

•	33% and 21% reduction in SOD1 protein, the intended target for tofersen, respectively
•	51% and 41% reduction in plasma neurofilament, a marker of neuron injury, respectively

Tofersen had a favorable safety and tolerability profile supportive of continued development.

In April 2021, Biogen initiated a second Phase 3 study of tofersen, called ATLAS, in presymptomatic individuals with a SOD1 genetic mutation. ATLAS is a multi-center, randomized, double-blind, placebo-controlled study enrolling approximately 150 subjects designed to assess the efficacy, safety and tolerability of tofersen. Patients are only given tofersen if they meet a defined biomarker threshold or progress to develop clinically manifest SOD1-ALS.

In December 2018, Biogen exercised its option to license tofersen. As a result, Biogen is responsible for global development, regulatory and commercialization activities, and costs for tofersen.

Pelacarsen (Apo(a)) (TQJ230) – Pelacarsen (formerly IONIS-APO(a)-LRx) is an investigational LICA antisense medicine we designed to inhibit the production of apolipoprotein(a), or Apo(a), in the liver to offer a direct approach for reducing Lp(a). Elevated Lp(a) is recognized as an independent, genetic cause of CVD. Lp(a) levels are determined at birth and lifestyle modification, including diet and exercise, do not impact Lp(a) levels. Inhibiting the production of Apo(a) in the liver reduces the level of Lp(a) in blood, potentially slowing down or reversing CVD in people with hyperlipoproteinemia(a), a condition in which individuals have levels of Lp(a) greater than 50 mg/dL, the recognized threshold for risk of CVD. We believe antisense technology is well suited to address hyperlipoproteinemia(a) because it specifically targets the RNA that codes for all forms of the Apo(a) molecule. It is estimated that there are more than eight million people living with CVD and elevated levels of Lp(a).

In December 2019, Novartis initiated the Phase 3 study of pelacarsen, Lp(a) HORIZON, in patients with elevated Lp(a) levels and a prior cardiovascular event. Lp(a) HORIZON is a global, multi-center, randomized, double-blind, placebo-controlled cardiovascular outcomes study in more than 8,000 patients designed to assess the efficacy, safety and tolerability of pelacarsen. Patients are treated with 80 mg of pelacarsen administered monthly by subcutaneous injection. The primary endpoint in Lp(a) HORIZON is the time to occurrence of first major adverse cardiovascular event, or MACE. In July 2022, we announced that the Lp(a) HORIZON study had completed enrollment.

In November 2018, at the American Heart Association, or AHA, annual meeting, we reported results of the Phase 2 study of pelacarsen in patients with hyperlipoproteinemia(a). In the Phase 2 study, we observed statistically significant and dose dependent reductions from baseline in Lp(a) levels. Approximately 98 percent of patients who received the highest dose in the study demonstrated a reduction in Lp(a) levels to below the recommended threshold for CVD events (<50 mg/dL). Pelacarsen had a favorable safety and tolerability profile supportive of continued development.

In February 2019, Novartis exercised its option to license pelacarsen. As a result, Novartis is responsible for global development, regulatory and commercialization activities, and costs for pelacarsen.

In April 2020, the FDA granted pelacarsen fast track designation for the treatment of patients with elevated Lp(a) and CVD. In December 2020, the Center for Drug Evaluation, or CDE, of China National Medical Products Administration granted breakthrough therapy designation to pelacarsen.

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

HBV infection is a serious health problem that can lead to significant and potentially fatal health conditions, including cirrhosis, liver failure and liver cancer. Chronic HBV infection is one of the most common persistent viral infections in the world, affecting nearly 300 million people and resulting in approximately 900,000 deaths annually. Currently available therapies, although effective in reducing circulating HBV in the blood, do not effectively inhibit HBV antigen production and secretion, which are associated with poor prognosis and increased risk of liver cancer.

In January 2023, GSK initiated the Phase 3 program of bepirovirsen, B-Well, in patients with chronic HBV. B-Well 1 and B-Well 2 are global, multi-center, randomized, double-blind, placebo-controlled studies enrolling more than 500 patients each. GSK designed these studies to assess the efficacy, safety and tolerability of bepirovirsen. The studies will have four stages: (1) a double-blind treatment period of 24 weeks with bepirovirsen or placebo, (2) Nucleoside Analogue, or NA, treatment for 24 weeks, (3) NA cessation with 24 week follow up or (4) continue on NA for 24 weeks, with follow up for a further 24 weeks for patients who stopped NA treatment at week 48. The arms will be stratified based on HBsAg levels with the first group including those with HBsAg levels ≥ 100 IU/mL to ≤ 1,000 IU/mL and the second group for those with HBsAg levels >1,000 IU/mL to ≤ 3,000 IU/mL at screening. The primary endpoint is the number of patients achieving functional cure with baseline HBsAg ≤ 1,000 IU/mL. Functional cure is defined as a sustained suppression (24 weeks or longer) of HBV DNA (< Lower Limit of Quantification, or LLOQ) while off all HBV treatments with HBsAg loss (<0.05 IU/mL) with or without HBsAg after a finite duration of therapy.

In June 2022, GSK presented end of treatment results from the Phase 2b B-CLEAR study of bepirovirsen in patients with chronic HBV infection at the European Association for the Study of the Liver’s, or EASL, International Liver Congress. Additionally, in November 2022, GSK presented positive end of study data from the Phase 2b B-CLEAR study at the American Association for the Study of Liver Diseases, or AASLD. The end of study results showed that treatment with bepirovirsen resulted in sustained clearance of HBsAg and HBV DNA for 24 weeks after end of bepirovirsen treatment in people with chronic HBV infection. Treatment with bepirovirsen, with a loading dose at day four and 11, and at a dose of 300 mg per week for 24 weeks (treatment arm 1), resulted in 9% of patients on NA treatment and 10% of patients not on NA treatment achieving the primary outcome of HBsAg levels below the LLOQ and HBV DNA levels, both below the LLOQ, respectively. This is defined as a sustained response and was observed for 24 weeks post last dose. In the study, sustained response rates were higher in subjects with low baseline HBsAg (< 1000 IU/mL) than in those with high baseline HBsAg (>1000 IU/mL). Patients with low baseline HBsAg levels responded best to treatment with bepirovirsen with 16% and 25% of patients achieving the primary outcome in treatment arm one of the on NA and not on NA cohorts, respectively. Bepirovirsen had a favorable safety and tolerability profile supportive of continued development.

In August 2019, GSK exercised its option to license our HBV program following the positive results of the Phase 2a study of bepirovirsen in patients with chronic HBV infection. As a result, GSK is responsible for global development, regulatory and commercialization activities, and costs for the HBV program.

Our Neurological Medicines in Development

According to the National Institute of Neurological Disorders and Stroke, or NINDS, at the National Institutes of Health, or NIH, a third of the 7,000 known rare diseases are neurological disorders or thought to include a neurological component. We are currently investigating potential disease-modifying treatments for a broad range of neurological diseases affecting major regions of the brain and in the central nervous system cell types, including ATTRv-PN, ALS and Alzheimer’s disease.

Eplontersen – See the medicine description under “Our Late-Stage Pipeline” section above.

ION363 – See the medicine description under “Our Late-Stage Pipeline” section above.

Tofersen – See the medicine description under “Our Late-Stage Pipeline” section above.

Zilganersen – Zilganersen (formerly ION373) is an investigational antisense medicine targeting glial fibrillary acidic protein, or GFAP, mRNA we designed to inhibit the production of GFAP. We are developing zilganersen as a potential therapy for Alexander disease, or AxD. AxD is a rare, progressive and fatal neurological disease that affects the myelin sheath which protects nerve fibers. AxD is caused by a gain-of-function mutation in the GFAP gene and is characterized by progressive deterioration, including loss of skills and independence, generally leading to death in childhood or early adulthood.

Two major types of AxD have been defined. Type I onset typically occurs before four years of age and patients can experience head enlargement, seizures, limb stiffness, delayed or declining cognition, and lack of growth. Type II onset typically occurs after the age of four and symptoms can include difficulty speaking, swallowing, and making coordinated movements. AxD is most often fatal. There are treatments that can relieve symptoms, but there is no disease modifying therapy yet available to patients.

In April 2021, we initiated a pivotal study of zilganersen in patients with AxD. The Phase 2/3 study of zilganersen is a multi-center, double-blind, placebo-controlled, multiple-ascending dose study in approximately 55 patients with AxD designed to assess the efficacy, safety and tolerability of zilganersen. Patients will receive zilganersen or placebo for a 60-week period, after which all patients in the study will receive zilganersen for a 60-week open-label treatment period. The primary endpoint is the change from baseline in the 10-Meter Walk Test, or 10MWT.

IONIS-MAPTRx (BIIB080) – IONIS-MAPTRx is an investigational antisense medicine we designed to selectively inhibit production of the microtubule-associated protein tau, or tau protein in the brain. We are developing IONIS-MAPTRx to treat people with Alzheimer’s disease, or AD, and potentially other neurodegenerative disorders characterized by the deposition of abnormal tau protein in the brain, such as certain forms of frontotemporal degeneration, or FTD, and progressive supranuclear palsy, or PSP.

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

In December 2022, Biogen initiated a Phase 2 clinical study of IONIS-MAPTRx in patients with mild cognitive impairment or mild dementia due to AD. The study is a randomized, double-blinded, placebo-controlled, dose-escalation study in approximately 735 patients designed to assess the efficacy, safety and tolerability of IONIS-MAPTRx administered intrathecally. The primary endpoint is the change from baseline to week 76 on the Clinical Dementia Rating scale Sum of Boxes, or CDR-SB.

In July 2021, we and Biogen reported positive topline data from our Phase 1/2 study of IONIS-MAPTRx in patients with mild Alzheimer’s disease at the Alzheimer’s Association International Conference, or AAIC. The Phase 1/2 study was a blinded, randomized, placebo-controlled, dose-escalation study of IONIS-MAPTRx to evaluate the safety and activity of once-monthly intrathecal injections of IONIS-MAPTRx in patients with mild AD. The study showed that IONIS-MAPTRx met its primary objective of safety and tolerability in patients with mild Alzheimer’s disease. The study demonstrated robust time and dose dependent lowering of tau protein in cerebrospinal fluid over the three-month treatment period and sustained reductions during the six-month post-treatment period. IONIS-MAPTRx had a favorable safety and tolerability profile supportive of continued development.

In December 2019, Biogen exercised its option to license IONIS-MAPTRx. Biogen has responsibility for global development, regulatory and commercialization activities, and costs for IONIS-MAPTRx.

ION859 (LRRK2) (BIIB094) – ION859 is an investigational antisense medicine we designed to inhibit the production of the Leucine Rich Repeat Kinase 2, or LRRK2, protein as a potential therapy for Parkinson’s disease, or PD. The most common genetic mutations in PD are found in the LRRK2 protein. It is believed that increased LRRK2 protein activity could be one of the key drivers for developing PD. PD is a progressive neurodegenerative disease characterized by loss of neurons in the motor system. Patients with PD can experience tremors, loss of balance and coordination, stiffness, slowing of movement, changes in speech and in some cases cognitive decline. PD is ultimately fatal. There are treatments that can relieve symptoms, but there are no approved disease modifying therapies.

In August 2019, Biogen initiated a Phase 1/2 study evaluating ION859 in patients with PD. The Phase 1/2 study is a global, multi-center, randomized, double-blinded, placebo-controlled study in approximately 80 patients designed to assess the safety, tolerability and activity of multiple ascending doses of ION859 administered intrathecally.

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

In July 2020, we initiated a Phase 1/2 study evaluating ION464 in patients with MSA. The current study is a multi-center, randomized, double-blinded, placebo-controlled study in approximately 40 patients designed to assess the safety and tolerability of multiple ascending doses of ION464 administered intrathecally.

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

In October 2020, Biogen initiated a Phase 1/2 clinical study evaluating ION541 in patients with ALS. The current study is a randomized, blinded, placebo-controlled study in approximately 110 patients designed to assess the safety, tolerability, and pharmacokinetics of multiple ascending doses of ION541 administered intrathecally.

ION541 is being developed under our 2013 Strategic Neurology collaboration with Biogen.

ION582 (UBE3A) (BIIB121) – ION582 is an investigational antisense medicine we designed to inhibit the expression of the UBE3A transcript, or UBE3A-ATS for the potential treatment of Angelman Syndrome, or AS. AS is a rare, genetic neurological disease caused by the loss of function of the maternally inherited UBE3A gene. AS typically presents in infancy and is characterized by intellectual disability, balance issues, motor impairment, and debilitating seizures. Some patients are unable to walk or speak. Some symptoms can be managed with existing drugs; however, there are no approved disease modifying therapies.

In December 2021, we initiated the Phase 1/2 study, HALOS, of ION582 in patients with AS. The study is an open label dose-escalation study enrolling approximately 40 patients designed to assess the safety, tolerability and activity of multiple ascending doses of ION582.

ION582 is being developed under our 2012 Neurology collaboration with Biogen.

Tominersen (HTT) (RG6042) – Tominersen (formerly IONIS-HTTRx) is an investigational antisense medicine we designed to target the underlying cause of Huntington’s disease, or HD, by reducing the production of all forms of the huntingtin protein, or HTT, including its mutated variant, or mHTT. HD is an inherited genetic brain disorder that results in the progressive loss of both mental faculties and physical control. It is caused by the expansion of the cytosine-adenine-guanine, or CAG, trinucleotide sequence in the HTT gene. The resulting mutant HTT protein is toxic and gradually destroys neurons. Symptoms usually appear between the ages of 30 and 50 and worsen over a 10 to 25-year period. Ultimately, the weakened individual succumbs to pneumonia, heart failure or other complications. Presently, there is no effective treatment or cure for the disease, and currently available medicines only mask the patient’s symptoms but do not slow down the underlying loss of neurons.

In January 2023, Roche initiated the Phase 2, GENERATION HD2, study of tominersen in patients aged 25 to 50 years old with prodromal and early manifest HD. The Phase 2 study of tominersen is a multi-center, double-blind, placebo-controlled study in approximately 360 patients designed to assess the efficacy, safety and tolerability of tominersen. Patients will receive tominersen or placebo every 16 weeks for 16 months, after which patients may receive tominersen in an open-label study. The primary endpoint is the change from baseline in the composite Unified Huntington’s Disease Ratings Scale, or cUHDRS, (non-U.S.) and overall functional capacity, or TFC, (U.S.) at 16 months.

Roche conducted the Phase 3 study, GENERATION HD1, of tominersen in patients with HD. The Phase 3 study was a randomized, multicenter, double-blind, placebo-controlled study that recruited 791 participants. In March 2021, Roche announced that dosing would be stopped in the study following a recommendation from the independent data monitoring committee, or iDMC, based on an overall benefit/risk assessment. In January 2022, Roche announced findings from a post-hoc analysis of the GENERATION HD1 study that suggested tominersen may benefit younger adult patients with lower disease burden.

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

Eplontersen – See the medicine description under “Our Late-Stage Pipeline” section above.

Olezarsen – See the medicine description under “Our Late-Stage Pipeline” section above.

Pelacarsen – See the medicine description under “Our Late-Stage Pipeline” section above.

Fesomersen (FXI) – Fesomersen (formerly IONIS-FXI-LRx) is an investigational LICA medicine we designed to inhibit the production of Factor XI. Factor XI is a clotting factor produced in the liver that is important in the growth of blood clots. Thrombosis, characterized by the formation of a blood clot inside blood vessels, can cause heart attacks and strokes. People who are deficient in Factor XI have a lower incidence of thromboembolic events with minimal increase in bleeding risk. Although currently available anticoagulants reduce the risk of thrombosis, physicians associate these anticoagulants with increased bleeding, which can be fatal. By inhibiting Factor XI production, we believe that fesomersen can be used for the treatment of a number of non-acute forms of thrombosis where additional safe and well tolerated anti-thrombotic medicines are needed.

In November 2022, Bayer presented positive results from the RE-THINc Phase 2b study of fesomersen in patients with end-stage renal disease, or ESRD, on hemodialysis at the American Society of Nephrology’s, or ASN, Kidney Week. In the study, fesomersen achieved its primary endpoint, demonstrating no increase in the incidence of the composite of major bleeding and clinically relevant non-major bleeding with 24 weeks of treatment. Fesomersen also achieved dose-dependent and sustained median reductions in steady-state FXI levels of 53.1%, 72.2% and 86.6% in the 40 mg, 80 mg, and 120 mg doses of fesomersen, respectively, administered once every four weeks. Incidences of dialysis circuit clotting and arteriovenous access, or AV-access, thrombosis diminished significantly with decreasing FXI levels, both of which were exploratory efficacy endpoints. Fesomersen had a favorable safety and tolerability profile supportive of continued development.

In November 2022, we regained all rights to fesomersen, which we had previously licensed to Bayer in February 2017.

IONIS-AGT-LRx – IONIS-AGT-LRx is an investigational LICA medicine we designed to inhibit the production of angiotensinogen to decrease blood pressure in people with uncontrolled hypertension. Treatment resistant hypertension, or TRH, is defined as failure to achieve a blood pressure goal of 140/90 (systolic/diastolic) despite the use of three or more antihypertensive medications. People with TRH have been found to have a three-fold higher chance of having fatal and non-fatal cardiovascular events relative to those with controlled hypertension.

We are also studying IONIS-AGT-LRx in patients with chronic heart failure with reduced ejection fraction. Heart failure, or HF, is a chronic, progressive condition in which the heart muscle is unable to pump enough blood to meet the body’s needs for blood and oxygen. HF with reduced ejection fraction is a clinical syndrome of shortness of breath, exercise intolerance and/or fluid retention resulting from an impairment of ejection of blood, usually documented by a left ventricular ejection fraction of 40 percent or less on echocardiography.

In January 2021, we initiated a Phase 2b clinical study of IONIS-AGT-LRx in patients with TRH. The study is a randomized, double-blinded, placebo-controlled study in approximately 150 patients designed to assess the efficacy, safety and tolerability of IONIS-AGT-LRx. The primary endpoint is the change in systolic blood pressure, or SBP, from baseline.

In September 2021, we initiated a Phase 2 clinical study of IONIS-AGT-LRx in patients with chronic HF with reduced ejection fraction. The study is a randomized, double-blind, placebo-controlled study in approximately 75 patients designed to assess the safety, tolerability, and efficacy of IONIS-AGT-LRx. The primary endpoint is the percent change in plasma AGT concentration from baseline.

We evaluated IONIS-AGT-LRx in two randomized, double-blinded, placebo-controlled Phase 2 studies. The first study was in people with mild hypertension and the second was in people with uncontrolled hypertension who were on two or three antihypertensive medications, including ACE inhibitors or ARBs. IONIS-AGT-LRx significantly reduced AGT levels compared to placebo in both studies. IONIS-AGT-LRx had a favorable safety and tolerability profile supportive of continued development.

ION904 – ION904 is an investigational next-generation LICA medicine designed to inhibit the production of angiotensinogen to decrease blood pressure in people with uncontrolled hypertension. ION904 is a follow-on medicine targeting AGT, designed to enable less frequent dosing compared to IONIS-AGT-LRx.

In April 2022, we initiated a Phase 2 clinical study of ION904 in patients with mild to moderate uncontrolled hypertension on one or more anti-hypertensive medications for at least one month. The study is a randomized, double-blind, placebo-controlled study in approximately 45 patients designed to assess the safety, tolerability, and efficacy of ION904. The primary endpoint is the percent change in plasma AGT concentration from baseline.

We conducted a Phase 1, blinded, randomized, placebo-controlled, dose-escalation study of ION904 in healthy volunteers that was supportive of continued development.

Specialty Rare Medicines in Development

Our emerging specialty rare disease pipeline is comprised of medicines that are outside of our cardiovascular and neurological franchises, but we believe could represent a compelling opportunity for us.

Donidalorsen – See the medicine description under “Our Late-Stage Pipeline” section above.
Sapablursen (TMPRSS6) – Sapablursen (formerly IONIS-TMPRSS6-LRx) is an investigational LICA medicine we designed to target the TMPRSS6 gene to modulate the production of hepcidin, which is the key regulator of iron homeostasis. By modulating hepcidin expression, sapablursen has the potential to positively impact diseases characterized by iron deficiency, such as polycythemia vera, or PV.
PV is a rare, non-genetic and potentially fatal disease caused by overproduction of red blood cells. This overproduction leads to a thickening of the blood, which increases patients’ risk of life-threatening blood clots, including in the lungs, heart and brain. Patients with PV also experience severe iron deficiency due to hepcidin overexpression. There are no approved disease-modifying treatments for PV.

In January 2022, we initiated a Phase 2 study evaluating sapablursen in patients with phlebotomy dependent PV, or PD-PV. The Phase 2 study is a multi-center, randomized, open-label study in approximately 40 patients designed to assess the efficacy, safety and tolerability of sapablursen. The primary endpoint is the change in the frequency of phlebotomy comparing baseline with the last 20 weeks of the 37-week treatment period.

In December 2018, we presented positive data from our Phase 1 study of sapablursen in healthy volunteers at the American Society of Hematology Annual Meeting. The Phase 1 study demonstrated dose-dependent reductions of serum iron and serum transferrin saturation with sapablursen. Additionally, we observed an increase in serum hepcidin and predicted changes in hemoglobin. Sapablursen had a favorable safety and tolerability profile supportive of continued development.

Other Medicines in Development

We also have four medicines in development, outside of our core franchises, of which half are partnered.

Bepirovirsen – See the medicine description under “Our Late-Stage Pipeline” section above.

IONIS-FB-LRx – IONIS-FB-LRx (RG6299) is an investigational LICA medicine we designed to inhibit the production of complement factor B, or FB, and the alternative complement pathway. Genetic association studies have shown that overaction of the alternative complement pathway has been associated with the development of several complement-mediated diseases, including immunoglobulin A, or IgA, nephropathy, or IgAN, and geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD.

IgAN is one of the most common causes of inflammation that impairs the filtering ability of kidneys and is an important cause of chronic kidney disease and kidney failure. Also known as Berger’s disease, IgAN is characterized by deposits of IgA in the kidneys, resulting in inflammation and tissue damage. AMD is the leading cause of central vision loss in developed countries. GA is an advanced form of AMD.

In November 2022, we presented positive results from the Phase 2 study of IONIS-FB-LRx in patients with IgAN at the American Society of Nephrology’s, or ASN, Kidney Week. In the Phase 2 study, which included results from the first 10 patients treated with IONIS-FB-LRx, IONIS-FB-LRx met its primary endpoint of change in 24-hour urinary protein, demonstrating a 44% mean reduction in proteinuria from baseline to week 29. Kidney function, as measured by estimated glomerular filtration rate, or eGFR, was maintained in all patients in the study. The results from the Phase 2 study provided proof-of-concept for the potential of IONIS-FB-LRx to treat patients with IgAN by inhibiting complement FB and the alternative complement pathway. IONIS-FB-LRx had a favorable safety and tolerability profile supportive of continued development. The Phase 2 open-label study remains ongoing and will evaluate IONIS-FB-LRx in approximately 25 patients with IgAN.

In June 2019, we initiated a Phase 2 study evaluating IONIS-FB-LRx in patients with GA secondary to age-related macular degeneration. The study is a randomized, masked, placebo-controlled study in approximately 330 patients designed to assess the efficacy, safety and tolerability of multiple ascending doses of IONIS-FB-LRx administered subcutaneously in adults with GA. The primary endpoint is the absolute change from baseline in GA area at week 49.

In July 2022, Roche exercised its option to license IONIS-FB-LRx following the positive Phase 2 results described above. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for IONIS-FB-LRx, except for the open label Phase 2 study in patients with IgAN and the Phase 2 study in patients with GA, both of which we are conducting and funding.

Cimdelirsen (GHR) – Cimdelirsen (formerly IONIS-GHR-LRx) is an investigational LICA medicine we designed to inhibit the production of growth hormone receptor, or GHr, to decrease the circulating level of insulin-like growth factor-1, or IGF-1. Elevated levels of IGF-1 results in acromegaly, a chronic, slowly progressing and potentially fatal disease. Patients with acromegaly experience multiple chronic conditions, such as type 2 diabetes, hypertension, respiratory complications and premature death. Current treatments to block IGF-1 are often unsuccessful. Drug treatments to normalize IGF-1 levels are also available but are associated with potentially serious side effects.

In January 2021, we initiated a Phase 2 study evaluating cimdelirsen as a monotherapy in patients with acromegaly. The Phase 2 study is a multi-center, randomized, open label study in approximately 40 patients designed to assess the efficacy, safety and tolerability of cimdelirsen. The primary endpoint is the percent change from baseline in IGF-1 to week 27.

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

ION224 (DGAT) – ION224 is an investigational LICA medicine we designed to reduce the production of diacylglycerol acyltransferase 2, or DGAT2, to treat patients with nonalcoholic steatohepatitis, or NASH. NASH is a common liver disease characterized by liver steatosis, inflammation and scarring and can lead to increased risk of cardiovascular disease, liver cancer, need for liver transplantation and early death. DGAT2 is an enzyme that catalyzes the final step in triglyceride synthesis in the liver. Reducing the production of DGAT2 should therefore decrease triglyceride synthesis in the liver. In animal studies, antisense inhibition of DGAT2 significantly improved liver steatosis, lowered blood lipid levels and reversed diet-induced insulin resistance.

Nonalcoholic fatty liver disease, or NAFLD, describes the full spectrum of liver disease progression from fatty liver to NASH to cirrhosis to hepatocellular carcinoma. NASH epidemiology studies have estimated 13 to 32 percent of the global population has NAFLD, 1.5 to 6.5 percent have NASH, and approximately nine percent of NASH patients progress to advanced liver disease. There are currently no commercially available medications to treat NASH.

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

In June 2021, we initiated a Phase 2 study of ION224 in patients with confirmed non-alcoholic steatohepatitis. The Phase 2 study is a multi-center, randomized, double-blind, placebo-controlled clinical study in approximately 160 patients designed to assess the efficacy, safety and tolerability of multiple subcutaneous doses of ION224 on NASH histologic improvement.

Our Technology

For more than 30 years, we have advanced genetic medicines with the goal to change standards of care and transform the lives of people with devastating diseases. Our recent technology advancements have enabled us to advance programs with the potential for extended dosing and delivery to new tissues, such as muscle. We also recently added capabilities to potentially utilize RNA interference, or RNAi, or gene editing in addition to our novel antisense technology,  which we believe, gives us the potential to deliver genetic medicines for a greater number of patients in need.

Overview of Antisense Technology

All of the medicines currently in our clinical pipeline use our antisense technology — an innovative platform for discovering first-in-class and/or best-in-class medicines. Antisense medicines target RNA, the intermediary that conveys genetic information from a gene to the protein synthesis machinery in the cell. By targeting RNA instead of proteins, we can use antisense technology to increase, decrease or alter the production of specific proteins. Most of our antisense medicines are designed to bind to mRNAs and inhibit the production of disease-causing proteins. Examples of these include eplontersen, olezarsen and donidalorsen. SPINRAZA is an example of an antisense medicine that modulates RNA splicing to increase protein production of the SMN protein, which is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular function. The SMN protein is deficient in people with SMA. Our antisense technology is also broadly applicable to many additional antisense mechanisms including decreasing toxic RNAs.

Our advanced LICA technology is a chemical technology we developed that involves attaching a molecule called a ligand that binds with receptors on the surfaces of cells in a highly specific manner. Because these receptors are often found only on certain cell types, LICA allows us to increase effective delivery of our antisense medicines with higher specificity to certain cell types that express these receptors relative to non-conjugated antisense medicines. We currently have an integrated assessment of data from multiple LICA medicines and clinical programs which demonstrates that our LICA technology for liver targets can increase potency by 20-30-fold over our non-LICA antisense medicines. Our LICA medicines have also demonstrated consistently favorable safety and tolerability in clinical trials. In 2022, we reported positive interim analysis data from the NEURO-TTRansform study of eplontersen in patients with ATTRv-PN. Eplontersen demonstrated a favorable safety and tolerability profile with no specific concerns.

Our generation 2.5 chemistry can enable up to 10-fold greater potency compared to our medicines using our Generation 2 chemistries. We can combine our Generation 2.5 chemistry with our LICA technology to further increase potency.

In addition, we are developing LICA conjugation technology that we can use to target tissues other than the liver, such as muscle, and initial results in animals are promising. In the fourth quarter of 2022, we advanced our first program incorporating LICA technology for enhanced delivery to muscle into preclinical development.

Emerging Technology Advancements

Our recent technology advancements have enabled us to create even more potent medicines amenable to more potential targets and tissue types. We have also diversified the approaches we can use in designing our medicines in order to reach more patients with severe diseases. Today our medicines and those entering our pipeline utilize our key technology advances, including our LICA technology and mesyl phosphoramidate, or MsPA, backbone chemistry. We may also now be able to use RNAi in addition to antisense, in the development of new medicines, depending on which approach demonstrates the best potential product profile for the indication we are pursuing. And through our Metagenomi collaboration, we added the potential to use gene editing, which modifies DNA.

Mesyl phosphoramidate Backbone Chemistry

We designed our MsPA backbone chemistry to improve both therapeutic index and durability. It does this by increasing metabolic stability relative to the other backbone chemistries we utilize. We have also shown it can improve potency in certain circumstances and reduce non-specific interactions with proteins that can cause undesirable effects, such as proinflammatory effects. In the fourth quarter of 2022, we advanced new programs using our MsPA backbone, designed to improve both efficacy and durability, into preclinical development.

Gene Editing and Metagenomi Collaboration

In November 2022, we entered into a collaboration with Metagenomi that leverages our extensive expertise in RNA-targeted therapeutics and Metagenomi’s versatile next-generation gene editing systems to pursue a mix of validated and novel genetic targets with the goal of discovering and developing new drugs. These targets have the potential to expand therapeutic options for patients.

Gene editing utilizes specific RNA-guided nucleases known as Cas enzymes to precisely and permanently modify a DNA sequence. Because of this, gene editing holds the promise of treatments that could provide long-term, potentially permanent, therapeutic benefits.

Gene editing is highly complementary and synergistic with RNA-targeted therapeutics. Both platforms rely on the same nucleic acid hybridization principals to precisely target nucleases to either RNA, in the case of RNase H and siRNA drugs, or to DNA in the case of Clustered Regularly Interspaced Short Palindromic Repeats, or CRISPR-Cas systems. This enables us to leverage our expertise in nucleic acids and modified nucleic acid chemistry with the goal to enhance gene editing’s ability to treat diseases for which there are limited treatment options.

Collaborative Arrangements

We have established alliances with a cadre of leading global pharmaceutical companies. Our partners include the following companies, among others: AstraZeneca, Biogen, GSK, Novartis and Roche. Through our partnerships, we have earned both commercial revenue and a broad and sustaining base of R&D revenue in the form of license fees, upfront payments and milestone payments. In 2022, we recognized $587 million in revenue, the majority of which was from our partnered medicines and programs. We have the potential to earn more than $23 billion in future milestone payments, licensing fees and other payments from our current partnerships. In addition, we are eligible to receive up to mid-20 percent royalties under our partnerships. Below, we include the significant terms of our collaboration agreements. For additional details, including other financial information, refer to Part IV, Item 15, Note 7, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using our technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with SMA. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under our collaborations, including medicines in development to treat people with ALS, SMA, AS, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial pipeline that addresses a broad range of neurological diseases. From inception through December 31, 2022, we have generated more than $3.5 billion in payments from our Biogen collaborations.

Spinal Muscular Atrophy Collaborations

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, an RNA-targeted therapy for the treatment of SMA. We are receiving tiered royalties ranging from 11 percent to 15 percent on sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA. Under our agreement, Biogen is responsible for global development, regulatory and commercialization activities and costs for SPINRAZA. From inception through December 31, 2022, we recognized more than $1.8 billion in total revenue under our SPINRAZA collaboration, including nearly $1.4 billion in revenue from SPINRAZA royalties and more than $425 million in R&D revenue.

New antisense medicines for the treatment of SMA

In December 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. Biogen has the option to license therapies arising out of this collaboration following the completion of preclinical studies. Upon licensing, Biogen will be responsible for global development, regulatory and commercialization activities and costs for such therapies. Under the collaboration agreement, we received a $25 million upfront payment in December 2017. In December 2021, Biogen exercised its option to license ION306, for which we earned a $60 million license fee payment. Biogen is solely responsible for the costs and expenses related to the development, manufacturing and potential future commercialization of ION306 following the option exercise.

We will receive development and regulatory milestone payments from Biogen if new medicines, including ION306, advance towards marketing approval.

Over the term of the collaboration, we are eligible to receive up to $1.2 billion, which is comprised of a $25 million upfront payment, up to $110 million in license fees, up to $80 million in development milestone payments, up to $180 million in regulatory milestone payments and up to $800 million in sales milestone payments and other payments, including up to $555 million if Biogen advances ION306. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2022, we have generated $85 million in payments under this collaboration.

Neurology Collaborations

2018 Strategic Neurology

In April 2018, we and Biogen entered into a strategic collaboration agreement to develop novel antisense medicines for a broad range of neurological diseases. We also entered into a Stock Purchase Agreement, or SPA. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for these diseases for 10 years. We are responsible for the identification of antisense drug candidates based on selected targets. Biogen will usually be responsible for conducting IND-enabling toxicology studies for the selected medicine. Biogen has the option to license the selected medicine after it completes the IND-enabling toxicology study. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine.

In June 2018, we received $1 billion from Biogen, comprised of $625 million to purchase our stock at an approximately 25 percent cash premium and $375 million in an upfront payment.

Over the term of the collaboration, we are eligible to receive up to $270 million, which is comprised of a $15 million license fee, up to $105 million in development milestone payments and up to $150 million in regulatory milestone payments for each medicine that achieves marketing approval. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. We are currently advancing multiple programs under this collaboration. From inception through December 31, 2022, we have generated nearly $1.1 billion in payments under this collaboration.

2013 Strategic Neurology

In September 2013, we and Biogen entered into a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurodegenerative diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license medicines resulting from this collaboration. We will usually be responsible for drug discovery and early development of antisense medicines and Biogen will have the option to license antisense medicines after Phase 2 proof-of-concept. In October 2016, we expanded our collaboration to include additional research activities we will perform. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. We are currently advancing five investigational medicines in development under this collaboration, including a medicine for Parkinson’s disease, two medicines for ALS, a medicine for multiple system atrophy and a medicine for an undisclosed target. In December 2018, Biogen exercised its option to license our most advanced ALS medicine, tofersen, and as a result Biogen is responsible for global development, regulatory and commercialization activities and costs for tofersen.

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all medicines developed under this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen.

Over the term of the collaboration for tofersen, we are eligible to receive nearly $110 million, which is comprised of a $35 million license fee, up to $18 million in development milestone payments and $55 million in regulatory milestone payments. For each of the other antisense medicines that are chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million, which is comprised of a $70 million license fee, up to $60 million in development milestone payments and up to $130 million in regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2022, we have generated more than $300 million under this collaboration, including more than $25 million in milestone payments we received from Biogen in 2022 when Biogen advanced three programs under this collaboration.

2012 Neurology

In December 2012, we and Biogen entered into a collaboration agreement to develop and commercialize novel antisense medicines to treat neurodegenerative diseases. We are responsible for the development of each of the medicines through the completion of the initial Phase 2 clinical study for such medicine. Biogen has the option to license a medicine from each of the programs through the completion of the first Phase 2 study for each program. Under this collaboration, Biogen is conducting the IONIS-MAPTRx study for AD and we are currently advancing ION582 for AS. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. In December 2019, Biogen exercised its option to license IONIS-MAPTRx and as a result Biogen is responsible for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx.

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million, which is comprised of a $70 million license fee, up to $10 million in development milestone payments per program and up to $130 million in regulatory milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2022, we have generated more than $190 million under this collaboration, including nearly $20 million in milestone payments we received from Biogen for advancing ION582 and a $10 million milestone payment we received from Biogen when Biogen advanced IONIS-MAPTRx during 2022.

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

The collaboration also includes territory-specific development, commercial and medical affairs cost-sharing provisions. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S.

Over the term of the collaboration, we are eligible to receive up to $3.6 billion, which is comprised of a $200 million upfront payment, up to $485 million in development and approval milestone payments and up to $2.9 billion in sales milestone payments. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S. From inception through December 31, 2022, we have generated more than $275 million in payments under this collaboration, including more than $75 million we earned from cost sharing provisions in 2022.

Research and Development Partners

AstraZeneca

In addition to our collaboration for eplontersen, we have a collaboration with AstraZeneca focused on discovering and developing treatments for cardiovascular, renal and metabolic diseases. In July 2015, we and AstraZeneca formed a collaboration to discover and develop antisense therapies for treating cardiovascular, renal and metabolic diseases. Under our collaboration, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us.

Over the term of the collaboration, we are eligible to receive up to $5.8 billion, which is comprised of a $65 million upfront payment, up to $290 million in license fees, up to $1.1 billion in development milestone payments, up to $2.9 billion in regulatory milestone payments and up to $1.5 billion in sales milestone payments. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 31, 2022, we have generated $285 million in payments under this collaboration.

GSK

In March 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases. Our collaboration with GSK covers bepirovirsen, an investigational antisense medicine we designed to reduce the production of viral proteins associated with HBV infection. In 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program.

Over the term of the collaboration, we are eligible to receive nearly $260 million, which is comprised of a $25 million license fee, up to $42.5 million in development milestone payments, up to $120 million in regulatory milestone payments and up to $70 million in sales milestone payments if GSK successfully develops bepirovirsen. In addition, we are eligible to receive tiered royalties up to the low-teens on net sales of bepirovirsen. From inception through December 31, 2022, we have generated more than $50 million in payments under the HBV program collaboration. Subsequent to December 31, 2022, we earned a $15 million milestone payment when GSK initiated a Phase 3 study of bepirovirsen in patients with chronic HBV in January 2023.

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study, which Novartis initiated in December 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen.

Over the term of the collaboration, we are eligible to receive up to $900 million, which is comprised of a $75 million upfront payment, a $150 million license fee, a $25 million development milestone payment, up to $290 million in regulatory milestone payments and up to $360 million in sales milestone payments. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. From inception through December 31, 2022, we have generated nearly $275 million in payments under this collaboration.

In conjunction with this collaboration, we entered into a SPA with Novartis. As part of the SPA, Novartis purchased 1.6 million shares of our common stock for $100 million in the first quarter of 2017.

Roche

Huntington’s Disease

In April 2013, we entered into an agreement with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche, to develop treatments for HD based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In December 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen and is now responsible for the global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive up to $395 million, which is comprised of a $30 million upfront payment, a $45 million license fee, up to $70 million in development milestone payments, up to $170 million in regulatory milestone payments and up to $80 million in sales milestone payments as tominersen advances. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales from any product resulting from this collaboration. From inception through December 31, 2022, we have generated more than $150 million in payments under this collaboration.

IONIS-FB-LRx for Complement-Mediated Diseases

In October 2018, we entered into a collaboration agreement with Roche to develop IONIS-FB-LRx for the treatment of complement-mediated diseases. We are currently conducting Phase 2 studies in two disease indications for IONIS-FB-LRx, one for the treatment of patients with GA, the advanced stage of dry AMD, and a second for the treatment of patients with IgA nephropathy. After receiving positive data from the Phase 2 clinical study of IONIS-FB-LRx in patients with IgAN, Roche licensed IONIS-FB-LRx in July 2022. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for IONIS-FB-LRx, except for the open label Phase 2 study in patients with IgAN and the Phase 2 study in patients with GA, both of which we are conducting and funding.

Over the term of the collaboration, we are eligible to receive more than $810 million, which is comprised of a $75 million upfront payment, a $35 million license fee, up to $145 million in development milestone payments, up to $279 million in regulatory milestone payments and up to $280 million in sales milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2022, we have generated more than $130 million under this collaboration, including $55 million in payments we earned in 2022 for advancing IONIS-FB-LRx.

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

PTC Therapeutics

In August 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In December 2021, we started receiving royalties from PTC for TEGSEDI sales. We expect to receive royalties from PTC for WAYLIVRA sales starting in 2023.

Technology Enhancement Collaborations

Bicycle Therapeutics License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle Therapeutics, or Bicycle, and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LICA medicines. In July 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricted our ability to trade our Bicycle shares for one year. As a result, we recorded a $7 million equity investment for the shares we received in Bicycle in 2021. We recognized the remaining $35 million as R&D expense in 2021. From inception through December 31, 2022, we have paid Bicycle $47 million under this collaboration agreement.

Metagenomi

In November 2022, we entered into a collaboration and license agreement with Metagenomi to research, develop and commercialize investigational medicines for up to four initial genetic targets, and, upon the achievement of certain development milestones, four additional genetic targets using gene editing technologies. As a result, we paid $80 million to license Metagenomi’s technologies. We will also pay Metagenomi certain fees for the selection of genetic targets, and contingent on the achievement of certain development, regulatory and sales events, milestone payments and royalties. In addition, we will reimburse Metagenomi for certain of its costs in conducting its research and drug discovery activities under the collaboration.

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

Manufacturing

We manufacture most of the active pharmaceutical ingredient, or API, we use for our research and development activities ourselves. We have also manufactured API and commercial supply for our approved medicines. We have dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since we can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide medicines, we found that the same techniques we used to efficiently manufacture one oligonucleotide medicine could help improve the manufacturing processes for our other medicines. By developing several proprietary chemical processes to scale up our manufacturing capabilities, we have greatly reduced the cost of producing oligonucleotide medicines. For example, we have significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing our capacity to make our medicines. Through both our internal research and development programs and collaborations with outside vendors, we may achieve even greater efficiency and further cost reductions.

Our manufacturing facility is located in a 26,800 square foot building in Carlsbad, California. We purchased this building in 2017. In addition, we have a 25,800 square foot building that houses support functions for our manufacturing activities. We lease this facility under a lease that has a term ending in August 2026 with an option to extend the lease for an additional five-year period. Our manufacturing facility is subject to periodic inspections by the FDA and foreign equivalents to ensure that it is operating in compliance with current Good Manufacturing Practices, or cGMP, requirements. We have begun work on a new manufacturing facility in Oceanside, California that will expand our manufacturing capacity to support our advancing pipeline. Refer to Part I, Item 2, Properties, for further discussion of this lease facility.

As part of our collaborations, we may agree to manufacture clinical trial material and/or commercial drug supply for our partners. For example, in the past we have manufactured clinical trial material for AstraZeneca, Biogen, GSK and Novartis and commercial drug supply for Biogen.

We believe we have sufficient manufacturing capacity at our own facility or at contract manufacturing organizations, or CMOs, to meet our current internal research, development and potential commercial needs, as well as our obligations under existing agreements with our partners for research, development and commercial material. We manufacture process performance qualification batches and pre-approval inspection batches of our Phase 3 medicines that may be used for regulatory submissions and, pending regulatory approval, commercial sale. We believe our current network of CMO partners are capable of providing sufficient quantities to meet anticipated commercial demands. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity and diversify our supply chain. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, it is possible that identifying and establishing relationships with such sources, if necessary, could result in significant delay or material additional costs. We also could experience a disruption in supply from our current CMO partners.

CMOs are subject to the FDA’s cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our CMO partners for continued compliance with cGMP requirements and applicable foreign standards.

Specifically, we have the following in place for our approved medicines, SPINRAZA, TEGSEDI and WAYLIVRA and our medicines in Phase 3 development.

SPINRAZA

Biogen is responsible for SPINRAZA drug supply.

TEGSEDI and WAYLIVRA

For TEGSEDI’s commercial drug supply, we are using CMOs to produce custom raw materials, API and finished goods. For WAYLIVRA’s commercial drug supply, we have manufactured custom raw materials and API. We are using CMOs to produce the finished goods for WAYLIVRA. Our CMO partners have extensive technical expertise and cGMP experience. We believe we and our current network of CMO partners are capable of manufacturing sufficient quantities to meet anticipated commercial demands.

Eplontersen

Our CMO partner supplied the API and the finished drug product for eplontersen’s Phase 3 program. Pursuant to our collaboration with AstraZeneca, we will manufacture and supply eplontersen through a CMO for the ongoing clinical trials, process performance qualification batches and pre-approval inspection batches. AstraZeneca is responsible for commercial drug supply.

Olezarsen, Donidalorsen, ION363

We and/or the CMOs have supplied the API and the finished drug product for olezarsen, donidalorsen and ION363 that we believe will be sufficient through the completion of the Phase 3 programs for each medicine, including process performance qualification batches and pre-approval inspection batches. We plan to leverage our relationships with CMOs to procure long-term raw material and drug supply at competitive prices in the future.

Tofersen

Biogen is responsible for tofersen drug supply, including launch supplies.

Pelacarsen

We supplied the API and the finished drug product for pelacarsen’s Phase 3 program. Pursuant to our collaboration with Novartis, Novartis is responsible for any further pelacarsen drug supply.

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain patent protection for our products in the U.S. and other countries. We own or have exclusively licensed a substantial patent estate with numerous issued patents worldwide protecting our products and, more generally, our platform for development and commercialization of RNA-targeting therapeutics. We focus our resources on patents and new patent applications that drive value for our company.

We own or control patents that provide exclusivity for products in our pipeline and patents that provide exclusivity for our core technology in the field of oligonucleotides and RNA-targeting therapeutics more generally. Our core technology patents include claims to chemically modified oligonucleotides as well as medicine designs utilizing these chemical modifications. These core claims are independent of specific therapeutic target, nucleic acid sequence, or clinical indication. We also own a large number of patents claiming oligonucleotide compounds having nucleic acid sequences complementary to therapeutic target nucleic acids, independent of the particular chemical modifications incorporated into the oligonucleotide compound. Importantly, we seek and obtain issued patent claims to specifically protect each of our medicines. For example, we file and seek to obtain claims covering each drug’s nucleic acid sequence and precise drug design. In sum, we maintain our competitive advantage in the field of oligonucleotide therapeutics technology by protecting our core platform technology and by creating multiple layers of patent protection for each of our specific medicines in development.

Type of Patent Claim (Broadly Applicable to Specific)
● Chemically Modified Nucleosides and Oligonucleotides (target and sequence independent)
● Drug Design Motifs (target and sequence independent)
● LIgand-Conjugated Antisense (LICA) Technology
● Therapeutic Methods (sequence and chemistry independent)
● Oligonucleotide Sequence (chemistry independent)
● Drug Composition

Chemically Modified Nucleosides and Oligonucleotides

The most broadly applicable of our patents are those that claim modified nucleosides and oligonucleotides comprising the modified nucleosides that we incorporate into our medicines to increase their therapeutic efficacy. Nucleosides and chemically modified nucleosides are the basic building blocks of our medicines. Therefore, claims that cover any oligonucleotide incorporating one of our proprietary modified nucleosides can apply to a wide array of therapeutic mechanisms of action as well as several therapeutic targets. The following are some of our patents in this category in key jurisdictions (U.S., Europe and Japan):

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

Drug Design Motifs

We also have patents that claim oligonucleotides comprising drug design motifs, or patterns of nucleoside modifications at specified positions in an oligonucleotide. Patent claims covering drug design motifs are independent of nucleic acid sequence, so they cover oligonucleotides having the recited motif, regardless of cellular target or clinical indication. The claimed motifs generally confer properties that optimize oligonucleotides for a particular mechanism of action, such as ribonuclease H (RNase H), RNAi, or splicing. We have designed oligonucleotides incorporating motifs, which we refer to as chimeric compounds or gapmers, to exploit the RNase H mechanism to achieve target RNA reduction. We have patent claims to such antisense drug design motifs incorporating bicyclic nucleosides, which include both locked nucleic acids, or “LNA” and cEt. The following patents are some examples of our issued patents in this category in key jurisdictions (U.S., Europe and Japan):

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

Therapeutic Methods of Treatment and Oligonucleotide Drug Sequences

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

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,624,496	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023	Antisense compounds specifically hybridizable within the nucleotide region of ApoCIII targeted by WAYLIVRA
United States	7,598,227	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023	Methods of treating hyperlipidemia, lowering cholesterol levels or lowering triglyceride levels with WAYLIVRA
United States	7,750,141	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2023	Antisense sequence and chemistry of WAYLIVRA
Europe	1622597	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2024	Antisense sequence and chemistry of WAYLIVRA
Europe	2441449	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2024	Antisense compounds specifically hybridizable within the nucleotide region of ApoCIII targeted by WAYLIVRA
Europe	3002007	MODULATION OF APOLIPOPROTEIN C-III EXPRESSION	2024	Compounds complementary to an ApoCIII nucleic acid for use in therapy
United States	9,157,082	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION	2032	Methods of using ApoCIII antisense oligonucleotides for reducing pancreatitis and chylomicronemia and increasing HDL
United States	9,593,333	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	Methods of treating lipoprotein lipase deficiency with an ApoCIII specific inhibitor wherein triglyceride levels are reduced
Europe	2956176	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	ApoCIII specific inhibitors including WAYLIVRA for treating lipoprotein lipase deficiency or FCS

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

ION363 and FUS

Patent applications designed to protect ION363 from generic competition are being pursued in the U.S. and Europe. Patents issued from these applications would have terms until at least 2040. The table below lists some key pending patent applications designed to protect ION363 in the U.S. and Europe:

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

Pelacarsen and Apo(a)

We believe pelacarsen is protected from generic competition in the U.S. and Europe until at least 2034. Additional patent protection designed to protect pelacarsen in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting pelacarsen in the U.S. and Europe:

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

For any approved medicine, domestic and foreign sales of the medicine depend, in part, on the availability and amount of coverage and adequate reimbursement by third-party payers, including governments and private health plans. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product, or procedures which utilize such product. Private health plans may seek to manage cost and use of our medicines by implementing coverage and reimbursement limitations. For example, third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all U.S. FDA-approved products for a particular indication. In certain jurisdictions, governments may also regulate or influence coverage, reimbursement and/or pricing of our medicines to control cost or affect use. Within the EU a variety of payers pay for medicines, with governments being the primary source of payment. Negotiating pricing with governmental authorities can delay commercialization. Such pricing and reimbursement factors could impact our ability and that of our commercial partners to successfully commercialize approved medicines. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures that may result in decreased reimbursement, which may further exacerbate industry-wide pressure to reduce the prices charged for medical products.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in efforts to bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for medicines. For example, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which includes key actions aimed at reducing the costs of prescription drugs and allows HHS to negotiate the price of certain single-source drugs covered under Medicare and establish a price cap on such drugs, known as the Maximum Fair Price. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. There are important exemptions to the Maximum Fair Price, including for medications that are orphan drug designated and approved for only one rare disease, and drugs with low Medicare spend as defined by the Centers for Medicare & Medicaid Services.  In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers.  Our future product sales may be subject to additional discounts from list price in the form of rebates and discounts provided to 340B covered entities. Changes to the 340B program or to Medicare or Medicaid programs at the federal or state level, including outcomes of ongoing litigation in our industry, may impact our product prices and rebate liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act, or DSCA, which regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level and sets minimum standards for the regulation of drug distributors by the states. The DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

●
Foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR, in the EU; and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect; and

●
The Physician Payments Sunshine Act, which requires manufacturers of medicines, devices, biologics, and medical supplies to report annually to the HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

Sales and Marketing

Numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare and Medicaid Services, other divisions of the HHS, the U.S. Department of Justice, and similar foreign, state and local government authorities, regulate sales, promotion and other activities following drug approval. As described above, the FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those we tested and the FDA approved. Such off-label uses are common across medical specialties and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. If we do not comply with applicable FDA requirements, we may face adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.

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

Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals can bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Other healthcare laws that may affect our ability to operate include HIPAA, which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; analogous state laws governing the privacy and security of health information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, and the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the HHS information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

Competition

Our Business in General

Some of our medicines may compete with existing therapies for market share and some of our medicines in development may compete for patients in clinical trials. In addition, there are a number of companies pursuing the development of genetic medicines and the development of pharmaceuticals utilizing these technologies. These companies include biopharmaceutical companies and large pharmaceutical companies acting either independently or together. Our medicines are differentiated from traditional small molecule medicines by their chemistry, how they move in the body, how they act in the body, delivery technology, and formulations.

Our approved medicines and our medicines under development address numerous markets. The diseases our medicines target for which we have or may receive marketing authorization will determine our competition. For some of our medicines, an important factor may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop medicines, complete the clinical trials and marketing authorization processes and supply commercial quantities of the medicines to the market are important competitive factors. We expect to compete with products approved for sale based on a variety of factors, including, among other things, product efficacy, safety, mechanism of action, dosing administration, marketing and sales strategy and tactics, availability, price, and reimbursement.

Below we have included what we believe to be medicines that compete or may compete directly with our marketed medicines and the medicines we currently have in Phase 3 trials. We included competitors, potential competitors that are past Phase 1 development or potential competitors that plan to start a pivotal study this year. We do not believe that any medicines meet these criteria to compete with ION363.

SPINRAZA

We consider the following medicines as competitors to SPINRAZA for the indication of SMA:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Zolgensma (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Approved for pediatric SMA patients less than 2 years of age	Intravenous infusion
Evrysdi (Risdiplam)	Roche	A small molecule medicine that modulates splicing of the SMN2 gene	Approved for SMA in pediatric and adult patients	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

TEGSEDI and Eplontersen

We consider the following medicines as competitors and potential future competitors to TEGSEDI and eplontersen for the indication of hATTR amyloidosis and/or ATTR cardiomyopathy:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Onpattro (Patisiran)	Alnylam	An RNAi medicine formulated with lipid nanoparticles to inhibit TTR mRNA	Approved ATTRv-PN/ Submitted in the U.S. for ATTR-CM	Intravenous infusion
Vyndaqel/Vyndamax (Tafamidis and tafamidis meglumine)	Pfizer	A small molecule medicine to stabilize TTR protein	Approved in EU, Japan and select other markets for ATTRv-PN; Approved in U.S., EU, Japan and select other markets for ATTR-CM; indications vary by region	Oral
Amvuttra (Vutrisiran)	Alnylam	An RNAi medicine conjugated with GalNAc to inhibit TTR mRNA	Approved for ATTRv-PN in the U.S., Submitted in the EU for ATTRv-PN, Phase 3 for ATTR-CM	Subcutaneous Injection
Acoramidis	BridgeBio	Small molecule that binds and stabilizes TTR in the blood	Phase 3 ATTR-CM	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

WAYLIVRA and Olezarsen

We believe that the following medicines could compete with WAYLIVRA and olezarsen in FCS and SHTG:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
ARO-APOC3	Arrowhead Pharmaceuticals	Targets APOCIII by utilizing Targeted RNAi Molecule Platform	Phase 3 FCS, Phase 2 SHTG	Subcutaneous Injection
Lomitapide	Amryt Pharma	Microsomal triglyceride transfer protein (MTP) inhibitor	Phase 2 FCS (investigator led)	Oral
Pegozafermin	89bio	FGF21 analog	Phase 2 SHTG	Subcutaneous Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Donidalorsen

We believe that the following medicines could compete with donidalorsen as a prophylactic treatment for patients with HAE:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Takhzyro (lanadelumab-flyo)	Takeda	A monoclonal antibody that inhibits plasma kallikrein activity	Approved for HAE patients 12 years and older	Subcutaneous Infusion
Cinryze (C1 esterase inhibitor)	Takeda	A human plasma protein that mediates inflammation and coagulation	Approved for HAE patients six years and older	Intravenous Infusion
Orladeyo (berotralstat)	BioCryst	Oral plasma kallikrein inhibitor	Approved for HAE patients 12 years and older	Oral
Haegarda (C1 esterase inhibitor)	CSL Behring	C1 esterase inhibitor	Approved for HAE patients six years and older	Subcutaneous Injection
garadacimab	CSL Behring	An anti-factor XIIa monoclonal antibody	Phase 3	Subcutaneous Injection
NTLA-2002	Intellia	CRISPR therapeutic candidate designed to inactivate the kallikrein B1 gene	Phase 1/2	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Pelacarsen

We believe that the following medicines could compete with pelacarsen in CVD in patients with elevated LP(a):

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Olpasiran	Amgen/ Arrowhead Pharmaceuticals	RNAi therapeutic designed to lower Lp(a)	Phase 3	Subcutaneous Injection
SLN360	Silence Therapeutics	RNAi therapeutic designed to lower Lp(a)	Phase 2	Subcutaneous Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Tofersen

We believe that the following medicine could compete with tofersen in SOD1-ALS:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
NI-204	Neurimmune	A human derived antibody targeting misfolded SOD1	Phase 2	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

ION363

We believe there is no medicine in clinical development for FUS-ALS.

Environmental, Social and Governance Initiatives

We recognize the importance of Environmental, Social and Governance, or ESG, initiatives as it relates to our business strategy and risk assessment. During 2021 and 2022, we took steps to formalize our corporate responsibility program and capture and report on the impact of our ESG efforts. In December 2022, we issued our latest corporate responsibility report. As part of our ongoing work, we identified the following corporate responsibility initiatives that we believe are most important to our business:

●	Safety of patients in clinical trials;
●	Product quality and safety and supply chain management;
●	Access to medicines and tackling untreatable diseases;
●	Environmental sustainability;
●	Human resource management;
●	Diversity, equity and inclusion;
●	Employee health and safety; and
●	Governance and business ethics

We continue to build our corporate responsibility program and ESG framework to support our ongoing commitment to operate our business responsibly and sustainably. In 2022, we established a formal Corporate Responsibility Steering Committee, or Committee, to ensure we develop the right programs and policies to continue to integrate ESG across our organization. Our corporate responsibility initiatives, policies and programs are reviewed on a regular basis by the Committee and its recommendations are key to driving efforts to advance our corporate responsibility strategy to support our growth.

The Committee reports to our Chief Executive Officer and consists of senior leaders in key functions across the company, including legal, finance, human resources and corporate affairs. The Committee is now part of our governance framework, which defines responsibilities and ensures we have the right systems and controls to oversee ethical and sustainable operations across our business. The Committee periodically updates our executive leadership and the appropriate committees of our Board of Directors on our ongoing ESG efforts.

We look to our stakeholders and third-party frameworks such as the Sustainability Accounting Standards Board Health Care – Biotechnology and Pharmaceuticals Standard and the Task Force on Climate-Related Financial Disclosures to inform our approach and our disclosures.

We encourage you to view our 2022 Corporate Responsibility Report published on our website for more detailed information regarding our ESG initiatives. Nothing in the report or on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Employees & Human Capital

As of February 16, 2023, we employed 796 people, the vast majority of whom reside in the U.S. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Our average employee turnover rate in 2022 was 13 percent, while the turnover for life sciences and medical device companies over this period was 23 percent according to a survey published by Radford – an Aon Hewitt Company. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is as critical to our future success as it has been to the success we have enjoyed to date.

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

Benefits

We reward our employees individually on the basis of their responsibilities and accomplishments. We offer competitive compensation and benefits to our employees. In addition to salary and bonus programs, we also offer:

●	Comprehensive medical, dental and vision insurance;
●	401(k) matching;
●	Stock options, RSUs and an Employee Stock Purchase Plan, or ESPP;
●	Vacation, holiday, sick time and paid time off for volunteering;
●	Wellness programs;
●	Flexible spending accounts for health and dependent day care needs;
●	Life, AD&D insurance and long-term disability insurance coverage options; and
●	Employee Assistance Program, or EAP.

We recognize achievements with salary increases, equity awards, promotions, and bonus opportunities.

Pay Equity

We are committed to paying our employees fairly, regardless of their gender, race, or other personal characteristics. To ensure we are achieving our commitment, we benchmark and evaluate pay based on market data and consider factors such as an employee’s role and experience, an employee’s performance and internal equity. We also regularly review our compensation practices, in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

In 2021, we engaged an independent third-party expert to perform a pay equity analysis that reviewed pay equity by gender, race and age. The results of this analysis did not reveal any pay gaps based on gender, race or age. We plan to continue to engage a third-party expert to review pay equity and report on this analysis as required by future reporting requirements. In 2022, we performed an internal analysis, leveraging our biostatistics team. The analysis showed similar results to the analysis performed in 2021. In addition, we are implementing a comprehensive plan to comply with the new California pay transparency law that went into effect on January 1, 2023.

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

Training and Development

We designed our training and development programs to help employees gain important Ionis knowledge and develop the skills to be successful at Ionis. All of our trainings from new hire through senior leader, are focused on the Ionis culture and core principles and learning what we mean when we say: “Working the Ionis Way.”

We empower our employees to build rewarding careers at Ionis, driven by a culture of having a bias to act that encourages personal and professional employee growth. Ionis offers robust training opportunities with course offerings and events available to every employee regardless of level or function. In addition, employees also have access to Ionis’ learning and development library that houses important information on career growth and planning. By supporting our employees, we know that each professional development milestone enables our continued success.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 16, 2023:

Name	Age	Position
Brett P. Monia, Ph.D.	61	Chief Executive Officer
Joseph T. Baroldi	45	Executive Vice President, Chief Business Officer
C. Frank Bennett, Ph.D.	66	Executive Vice President, Chief Scientific Officer
Onaiza Cadoret-Manier	58	Executive Vice President, Chief Global Product Strategy and Operations Officer
Richard S. Geary, Ph.D.	65	Executive Vice President, Chief Development Officer
Elizabeth L. Hougen	61	Executive Vice President, Finance and Chief Financial Officer
Patrick R. O’Neil, Esq.	49	Chief Legal Officer, General Counsel and Corporate Secretary
Eugene Schneider, M.D.	50	Executive Vice President, Chief Clinical Development Officer
Eric E. Swayze, Ph.D.	57	Executive Vice President, Research

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

JOSEPH T. BAROLDI

Executive Vice President, Chief Business Officer

Mr. Baroldi has served as Ionis’ Executive Vice President, Chief Business Officer since January 2022. Prior to Ionis, Mr. Baroldi was the chief operating officer at Avidity Biosciences, a biotechnology company focused on oligonucleotide-based therapies. Prior to Avidity, Mr. Baroldi was Vice President, Business Development at Ionis, where he held several roles of increasing responsibility from 2009 to 2020. Mr. Baroldi has also held positions in strategic planning and scientific research for Gen-Probe Inc.

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

ONAIZA CADORET-MANIER

Executive Vice President, Chief Global Product Strategy and Operations Officer

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

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to invest significant resources to develop our capabilities. If we are unable to establish effective marketing, sales, market access, distribution, and related functions, or enter into agreements with third parties to commercialize our medicines, we may not be able to generate revenue from our medicines.

We currently rely on third parties for the commercialization of our marketed medicines, have limited experience as a company in commercializing medicines and we will have to invest significant financial and management resources to develop the infrastructure required to successfully commercialize our medicines. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We will also need to scale-up existing internal support functions to aid our commercialization efforts, in particular, regulatory affairs and medical affairs. Any failure to effectively build or maintain the infrastructure required to successfully commercialize our medicines, including our sales, marketing, market access, distribution, and related capabilities, or scale-up our existing support functions, could adversely impact the revenue we generate from our medicines. In addition, if we choose to rely on third parties to assist us in commercializing our medicines, we may not be able to enter into collaborations or hire consultants or external service providers on acceptable financial terms, or at all. If we continue to engage third parties to assist us in the commercialization of our medicines, our product revenues and profitability may be lower than if we commercialized such medicines ourselves.

If the market does not accept our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

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

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, economically unviable. If the pricing of any of our medicines decreases for any reason, it will reduce our revenue for such medicine. For example, Biogen has disclosed that SPINRAZA revenue has decreased in part due to lower pricing in the U.S. and certain rest of world markets.

The degree of market acceptance for our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, depends upon a number of factors, including the:

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

Based on the profile of our medicines, physicians, patients, patient advocates, payers or the medical community in general may not accept or use any of the medicines that we may develop.

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

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, our revenue will be limited.

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Accordingly, SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Affordable Care Act, or ACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. It is unclear how future litigation and healthcare reform measures will impact the ACA and our business.

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and foster scientific innovation to promote better health care and improved health. In addition, the IRA, among other things, allows HHS to negotiate the price of certain single-source drugs covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Our future product sales may be subject to additional discounts from list price in the form of rebates and discounts provided to 340B covered entities. Changes to the 340B program or to Medicare or Medicaid programs at the federal or state level, including outcomes of ongoing litigation in our industry, may impact our product prices and rebate liability. Further, the Biden administration released an executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether or how this executive order or similar policy initiatives will be implemented in the future.

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

If we or our partners fail to compete effectively, our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, will not generate significant revenues.

Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. In addition, other companies are engaged in developing RNA-targeted technology. Our competitors may succeed in developing medicines that are:

●	priced lower than our medicines;
●	reimbursed more favorably by government and other third-party payers than our medicines;
●	safer than our medicines;
●	more effective than our medicines; or
●	more convenient to use than our medicines.

These competitive developments could make our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen.

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies of new pharmaceutical products, in obtaining FDA and other regulatory authorizations of such products and in commercializing such products. Accordingly, our competitors may succeed in obtaining regulatory authorization for products earlier than we do or more successfully commercialize their products.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis, tafamidis meglumine and vutrisiran compete with TEGSEDI and could compete with eplontersen;
●	Acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide and pegozafermin could compete with WAYLIVRA and olezarsen;
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, and NTLA-2002 could compete with donidalorsen;
●	Olpasiran and SLN360 could compete with pelacarsen; and
●	NI-204 could compete with tofersen.

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

Following approval of a medicine, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of medicines. Promotional communications regarding prescription medicines must be consistent with the information in the product’s approved labeling. We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development.

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

Prescription medicines may be promoted only for the approved indication(s) in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the EU, we are required to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC or other foreign regulatory authorities may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and time consuming to fulfill.

If we or others identify side effects after any of our medicines are on the market, or if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, we or our partners may, among other things, lose regulatory approval and be forced to withdraw products from the market, need to conduct additional clinical studies, incur restrictions on the marketing, distribution or manufacturing of the product, and/or change the labeling of our medicines.

We depend on our collaboration with Biogen for the development and commercialization of SPINRAZA.

We have entered into a collaborative arrangement with Biogen to develop and commercialize SPINRAZA. We entered into this collaboration primarily to:

●	fund our development activities for SPINRAZA;
●	seek and obtain regulatory approvals for SPINRAZA; and
●	successfully commercialize SPINRAZA.

We are relying on Biogen to obtain additional regulatory approvals for SPINRAZA, generate additional clinical data for SPINRAZA, manufacture, and continue to successfully commercialize SPINRAZA. In general, we cannot control the amount and timing of resources that Biogen devotes to our collaboration. If Biogen fails to further develop SPINRAZA, obtain additional regulatory approvals for SPINRAZA, manufacture or continue to successfully commercialize SPINRAZA, or if Biogen’s efforts in any of these respects are ineffective, revenues for SPINRAZA would be negatively affected.

In addition, our collaboration with Biogen may not continue for various reasons. Biogen can terminate our collaboration at any time. If Biogen stops developing or commercializing SPINRAZA, we would have to seek or spend additional funding, and SPINRAZA’s commercialization may be harmed or delayed.

We depend on our collaboration with AstraZeneca for the joint development and commercialization of eplontersen.

We have entered into a collaborative arrangement with AstraZeneca to develop and commercialize eplontersen. Under the terms of the collaboration agreement, we and AstraZeneca will co-develop and co-commercialize eplontersen in the U.S. and AstraZeneca will have the sole right to commercialize eplontersen in all other countries, except for certain Latin American countries. Prior to co-commercializing eplontersen in the U.S., we will need to negotiate a co-commercialization agreement with AstraZeneca to govern the parties’ performance of co-commercialization, which agreement will include a commercial plan and budget. As a company we do not have experience with co-commercialization arrangements. We also do not have control over the amount and timing of resources that AstraZeneca devotes to our collaboration, particularly outside of the U.S. If the co-commercialization arrangement for eplontersen is not successful for any reason, eplontersen may not meet our commercial objectives and our revenues for eplontersen may be limited.

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

To successfully commercialize any of our medicines, we need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To that end, we have begun work on a new manufacturing facility in Oceanside, California that will expand our manufacturing infrastructure. We will incur substantial expenditures to build our new manufacturing facility and, following its completion, will likely need to hire and train additional staff to operate the facility. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

In addition, we have limited experience manufacturing pharmaceutical products of the chemical class represented by our medicines, called oligonucleotides, on a commercial scale for the systemic administration of a medicine. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our medicines, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We or our partners may not be able to manufacture our medicines at a cost or in quantities necessary to make commercially successful products.

Manufacturers, including us, must adhere to the FDA’s cGMP regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We, our partners and our contract manufacturers may not comply or maintain compliance with cGMP, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorizations for our medicines, including authorizations for SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development, or could result in enforcement action after authorization that might limit the commercial success of our medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, and our medicines in development.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory agencies will not approve our medicines for marketing or SPINRAZA, TEGSEDI or WAYLIVRA in additional markets or for additional indications. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or our medicines in development, the agency will not approve the specific medicine or will require additional studies, which could be time consuming and expensive and delay or harm commercialization of the medicine. For example, in August 2018 we received a complete response letter from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018.

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

Drug discovery and drug development have inherent risks and the historical failure rate for drugs is high. Antisense medicines are a relatively new approach to therapeutics. If we cannot demonstrate that our medicines are safe and effective for human use in the intended indication(s), we may need to abandon one or more of our drug development programs.

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies.

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that tofersen did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring tofersen were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen.

There are a number of factors that could cause a clinical study to fail or be delayed, including:

●	the clinical study may produce negative or inconclusive results;
●	regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;
●	we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a medicine on subjects or lack of efficacy in the trial;
●	we or our partners may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;
●	enrollment in our clinical studies may be slower than we anticipate;
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

In addition, our current medicines, including SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA or other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have ongoing post-marketing studies for WAYLIVRA and TEGSEDI and an EAP for WAYLIVRA. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or ATTRv-PN, respectively, or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in our clinical studies, including the studies of donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruptions caused by the COVID-19 pandemic, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

In addition, while we do not have any clinical trial sites in Ukraine, we do have a limited number of clinical trial sites in Russia and surrounding countries that may be impacted by the ongoing war between Russia and Ukraine and could result in difficulties enrolling or completing our clinical trials in such areas on schedule. Furthermore, the U.S. and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the future. Our ability to conduct clinical trials in Russia may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, and could increase our costs and delay the clinical development of certain of our medicines.

Since corporate partnering is a significant part of our strategy to fund the advancement and commercialization of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on our drug development programs.

To date, corporate partnering has played a significant role in our strategy to fund our development programs and to add key development resources. We plan to continue to rely on additional collaborative arrangements to develop and commercialize some of our unpartnered medicines. However, we may not be able to negotiate favorable collaborative arrangements for these drug programs. If we cannot continue to secure additional collaborative partners, our revenues could decrease and the development of our medicines could suffer.

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●	AstraZeneca for the joint development and funding of eplontersen;
●	Novartis for development and funding of pelacarsen;
●	Biogen for development and funding of tofersen;
●	Biogen for additional studies of SPINRAZA; and
●	GSK for development and funding of bepirovirsen.

If any of these pharmaceutical companies stops developing and funding these medicines, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these medicines on our own. Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, in 2022, Pfizer and Bayer decided to discontinue the clinical development programs for vupanorsen and fesomersen, respectively.

Even with funding from corporate partners, if our partners do not effectively perform their obligations under our agreements with them, it would delay or stop the progress of our drug development and commercial programs.

In addition to receiving funding, we enter into collaborative arrangements with third parties to:

●	conduct clinical studies;
●	seek and obtain marketing authorizations; and
●	manufacture and commercialize our medicines.

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen, GSK, Novartis, and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we anticipated.

For example, a collaborator such as AstraZeneca, Biogen, GSK, Novartis, or Roche, could determine that it is in its financial interest to:

●	pursue alternative technologies or develop alternative products that may be competitive with the medicine that is part of the collaboration with us;
●	pursue higher-priority programs or change the focus of its own development programs; or
●	choose to devote fewer resources to our medicines than it does to its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including SPINRAZA, eplontersen, pelacarsen and tofersen.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the build-out of a new manufacturing facility. All of these activities will require significant cash. As of December 31, 2022, we had cash, cash equivalents and short-term investments equal to $2.0 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

●	successful commercialization of SPINRAZA, TEGSEDI and WAYLIVRA;
●	the profile and launch timing of our medicines, including donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

If we need additional funds, we may need to raise them through public or private financing. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, the shares of existing stockholders will be diluted and the price, as well as the price of our other securities, may decline. If adequate funds are not available or not available on acceptable terms, we may have to cut back on one or more of our research, drug discovery or development programs. Alternatively, we may obtain funds through arrangements with collaborative partners or others, which could require us to give up rights to certain of our technologies or medicines.

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2022, we had an accumulated deficit of approximately $1.4 billion and stockholders’ equity of approximately $0.6 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

We may not be entitled to obtain additional milestone payments under our royalty monetization agreement with Royalty Pharma.

In January 2023, we entered into a Royalty Purchase Agreement with Royalty Pharma Investments. In addition to the $500 million we received at closing, this agreement makes available to us up to an additional $625 million in milestone payments. However, these additional milestone payments are subject to satisfaction of certain conditions related to the regulatory approval or commercial sales of pelacarsen, in certain cases by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or if we fail to meet our obligations or default under this agreement, the actual amount of additional payments to us could be substantially less than the maximum amounts available thereunder.

Risks related to our intellectual property

If we cannot protect our patent rights or our other proprietary rights, others may compete more effectively against us.

Our success depends to a significant degree upon whether we can continue to develop, secure and maintain intellectual property rights to proprietary products and services. However, we may not receive issued patents on any of our pending patent applications in the U.S. or in other countries and we may not be able to obtain, maintain or enforce our patents and other intellectual property rights, any of which could impact our ability to compete effectively. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source.

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, or any of our medicines in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, even through legal action.

If we or any licensor partner loses or cannot obtain patent protection for SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and tofersen, or any of our medicines in development, it could have a material adverse impact on our business.

Intellectual property litigation could be expensive and prevent us from pursuing our programs.

From time to time, we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Risks related to product liability

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

Risks related to our personnel

The loss of key personnel, or the inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on the principal members of our management and scientific staff, and as we move towards commercializing medicines on our own, we will become increasingly dependent on the principal members of our commercial team. We do not have employment agreements with any of our employees that would prevent them from leaving us. The loss of our management, key scientific or commercial employees might slow the achievement of important research and development or commercial goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform research and development work. We may not be able to attract and retain skilled and experienced scientific personnel on acceptable terms because of intense competition for experienced scientists among many pharmaceutical and health care companies, universities and non-profit research institutions. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel.

Risks related to the COVID-19 pandemic and other events

Our business may be adversely affected by pandemics, climate change, extreme weather events, earthquakes, war, civil or political unrest, terrorism or other catastrophic events.

Our business could be adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, some physician and hospital policies that were put in place as a result of the COVID-19 pandemic restricted in-person access by third parties, which in some cases impacted our commercialization efforts for TEGSEDI and WAYLIVRA. In addition, in December 2021, Novartis announced that enrollment for the Phase 3 HORIZON study had been delayed due to the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, and while we believe we have not experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts, floods, or other events that may result from the impact of climate change on the environment. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California and will move such manufacturing to our new facility in Oceanside, California once it is built. We manufacture the finished drug product for TEGSEDI and WAYLIVRA at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Our facilities or those of our partners or contract manufacturers may be harmed by natural disasters or other events outside our control, such as earthquakes, war, civil or political unrest, deliberate acts of sabotage, terrorism or industrial accidents such as fire and explosion, whether due to human or equipment error, and if such facilities are affected by a disaster or other event, our development and commercialization efforts would be delayed. Although we possess property damage and business interruption insurance coverage, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

Risks related to cybersecurity

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing during the COVID-19 pandemic. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine, as a result of which several companies (not including us) have reported recent cybersecurity events.

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

Risks related to our securities and the global credit markets

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the impacts of the COVID-19 pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to SPINRAZA, TEGSEDI, WAYLIVRA, donidalorsen, eplontersen, ION363, olezarsen, pelacarsen and tofersen, the price of our securities could decrease.

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2022, the market price of our common stock ranged from $48.82 to $28.25 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, the COVID-19 pandemic caused a significant disruption of global financial markets and resulted in increased volatility in the trading price of our common stock. The global credit and financial markets may also be adversely affected by the ongoing war between Russia and Ukraine and measures taken in response thereto. In addition, industry factors may materially harm the market price of our common stock. Nasdaq, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

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

The provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or a portion of their notes, which may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market prices.

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

These provisions, as well as Delaware law, including Section 203 of the Delaware General Corporation Law, and other of our agreements, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

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

The global credit markets, the financial services industry, the U.S. capital markets, and the U.S. economy as a whole have recently experienced substantial turmoil and uncertainty characterized by unprecedented intervention by the U.S. federal government in response to the COVID-19 pandemic. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and has and could continue to affect the value of our securities. In addition, the global credit and financial markets may be adversely affected by the ongoing war between Russia and Ukraine and measures taken in response thereto. In the past, the failure, bankruptcy, or sale of various financial and other institutions created similar turmoil and uncertainty in such markets and industries. It is possible that a similar crisis in the global credit markets, the U.S. capital markets, the financial services industry or the U.S. economy may adversely affect our business, vendors and prospects, as well as our liquidity and financial condition. Additionally, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, due to the rapidly rising inflation rate, we may experience significantly increased costs of goods and services for our business.

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

Risks related to compliance with laws

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

In such an event, we may be held liable for any resulting damages, and any liability could exceed our resources. Although we carry insurance for pollution liability in amounts and types that we consider commercially reasonable, the coverage or coverage limits of our insurance policies may not be adequate. If our losses exceed our insurance coverage, our financial condition would be adversely affected.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal control systems to allow management to report on and our Independent Registered Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. In addition, if we cannot continue to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, the Public Company Accounting Oversight Board, or PCAOB, or The Nasdaq Global Select Market. Any such action could adversely affect our financial results and the market price of our common stock.

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted, and in August 2022, the SEC adopted additional rules and regulations under the Dodd-Frank Act related to “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which has and may in the future lead to additional compliance costs and impact the manner in which we operate our business.

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

Under the current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80 percent of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal income tax law, and there may be periods during which states suspend or otherwise limit the use of NOLs for state income tax purposes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of February 16, 2023, the following are the primary facilities in which we operate:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Laboratory and office space facility	Carlsbad, CA	176,300	Leased	2037	Two, five-year options to extend
Office and meeting space facility	Carlsbad, CA	74,000	Leased	2037	Two, five-year options to extend
Manufacturing facility	Carlsbad, CA	26,800	Owned
Manufacturing support facility	Carlsbad, CA	25,800	Leased	2026	One, five-year option to extend
Office and storage space facility	Carlsbad, CA	18,700	Leased	2023	None
Office space facility	Boston, MA	14,300	Leased	2029	One, five-year option to extend
Office space facility	Carlsbad, CA	5,800	Leased	2027	None
		341,700

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters for net proceeds of approximately $200 million, with the potential to receive additional payments of up to $40 million plus funding to expand our R&D campus. We used a portion of the sale proceeds to extinguish our mortgage debt on our headquarters facilities of $51 million. The initial lease term for our headquarters facilities is 15 years with options to extend the lease for two additional terms of five years each. In connection with the sale of our two undeveloped lots, we will enter into a build-to-suit lease agreement with the same real estate investor to lease a new R&D facility. The lessor will develop and construct a new building composed of research and development space and office space. We will design and construct tenant improvements to customize the facility’s interior space. Once this new facility is completed, our lease will commence.

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. The lessor will develop and construct a 217,000-square-foot building, composed of manufacturing space, office space, research and development space and warehouse space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 20 years and 3 months with options to extend the lease for two additional terms of 10 years each. The lease will commence when the lessor’s construction is complete and we are able to begin constructing tenant improvements.

We believe that our current and future facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings

For details of legal proceedings, refer to Part IV, Item 15, Note 9, Legal Proceedings, in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “IONS.” As of February 16, 2023, there were approximately 483 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Performance Graph (1)

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2017 in our common stock, the Nasdaq Composite Index (total return) and the Nasdaq Biotechnology Index. The total return assumes reinvestment of dividends.

*  $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ionis Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index

	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
Ionis Pharmaceuticals, Inc.	$100.00	$107.48	$120.10	$112.41	$60.50	$75.09
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology Index	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59
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

Item 6. Selected Financial Data

Refer to our financial data contained within Part II, Item 7, Management’s Discussion and Analysis, our financial statements and within other parts of this document.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the two years in the period ended December 31, 2022, and our financial condition as of December 31, 2022. Refer to our 2021 Form 10-K for our results of operations for 2021 compared to 2020. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements included in Item 8 of Part II of this report.

Overview

As noted in our Business Overview in Part I of this report, we were founded over 30 years ago to deliver innovative new medicines for diseases with great medical need. Today, we are building on our advancements in RNA-targeted therapeutics with a vision to be the leader in genetic medicines. We believe our genetic medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have three marketed medicines: SPINRAZA, TEGSEDI and WAYLIVRA. We also have two medicines, eplontersen and tofersen, that will add to our commercial portfolio this year, assuming positive regulatory outcomes. In addition to our commercial medicines and medicines under regulatory review, we have a rich innovative late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. We currently have seven medicines in Phase 3 development. Refer to Part I, Item 1, Business, for further details on our business and key developments in our medicines.

Results of Operations

Below we have included our results of operations for 2022 compared to 2021. Refer to our 2021 Form 10-K for our results of operations for 2021 compared to 2020. The following table provides selected summary information from our consolidated statements of operations for 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021

Total revenue	$587.4	$810.5
Total operating expenses	$997.6	$840.6
Loss from operations	$(410.2)	$(30.2)
Net loss	$(269.7)	$(28.6)
Cash, cash equivalents and short-term investments	$1,986.9	$2,115.0

Revenue

Total revenue for 2022 was $587.4 million compared to $810.5 million in 2021 and was comprised of the following (in millions):

	Year Ended December 31,
	2022	2021
Revenue:
Commercial revenue:
SPINRAZA royalties	$242.3	$267.8
TEGSEDI and WAYLIVRA revenue, net	30.1	55.5
Licensing and other royalty revenue	31.0	19.1
Total commercial revenue	303.4	342.4
R&D revenue:
Amortization from upfront payments	68.6	77.5
Milestone payments	74.0	88.3
License fees	37.0	291.3
Other services	27.6	11.0
Collaborative agreement revenue	207.2	468.1
Eplontersen joint development revenue	76.8	—
Total R&D revenue	284.0	468.1
Total revenue	$587.4	$810.5

Our 2022 revenue continued to be derived from diverse sources, with just over half coming from commercial products and the balance from numerous partnered programs. SPINRAZA royalties, the largest contributor to our commercial revenue, increased each quarter in 2022. Total SPINRAZA product sales increased six percent in the fourth quarter of 2022 compared to the third quarter of 2022 and also increased four percent compared to the same quarter in 2021. The increases were driven by stabilization in the U.S. and growth in Asian markets, partially offset by competition in Europe. Total SPINRAZA product sales decreased six percent year-over-year driven by foreign currency exchange and competition in Europe, partially offset stabilization in the U.S. and growth in Asian markets. Our TEGSEDI and WAYLIVRA revenue was also lower year-over-year due to the shift to distribution fees in 2021.

Our R&D revenue for 2022 included $112 million from Biogen for advancing several neurology disease programs, $77 million from AstraZeneca for its share of the global Phase 3 development costs for eplontersen and $64 million from Roche for licensing and advancing IONIS-FB-LRx, among other partnered payments. R&D revenue was higher in 2021 compared to 2022 driven primarily by the $200 million we earned in the fourth quarter of 2021 from AstraZeneca to jointly develop and commercialize eplontersen.

Eplontersen Collaboration with AstraZeneca

Our financial results for the year ended December 31, 2022 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. In the year ended December 31, 2022, we earned $77 million in joint development revenue and recorded $147M of R&D expenses related to Phase 3 development expenses under this collaboration.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A, expenses, respectively. In the year ended December 31, 2022, we recognized $2.0 million and $2.6 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. We expect our medical affairs and commercialization expenses to increase as eplontersen advances toward the market under our collaboration with AstraZeneca.

The following is a summary of the financial impacts on our statement of operations for the year ended December 31, 2022 of the joint development activities under our eplontersen collaboration with AstraZeneca:

Operating Expenses

Our operating expenses were as follows (in millions):

	Year Ended December 31,
	2022	2021
Operating expenses, excluding non-cash compensation expense related to equity awards	$897.3	$696.0
Restructuring expenses	—	23.9
Total operating expenses, excluding non-cash compensation expense related to equity awards	897.3	719.9
Non-cash compensation expense related to equity awards	100.3	120.7
Total operating expenses	$997.6	$840.6

Our operating expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021. Our R&D expenses increased in 2022 compared to 2021 due to our investments in advancing our late-stage pipeline, including the expanded number of Phase 3 studies we are conducting, which doubled from three to six studies in 2021. Our R&D expenses also increased in 2022 compared to 2021 due to $80 million that we recognized in 2022 for licensing Metagenomi’s gene editing technologies. Our SG&A expenses decreased in 2022 compared to 2021 as a result of savings we realized from integrating Akcea and restructuring our commercial operations for TEGSEDI and WAYLIVRA, partially offset by the increase in expenses related to our go-to-market activities for eplontersen, donidalorsen and olezarsen.

Our non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 as a result of the decrease in our stock price in 2022 compared to 2021 and reduced headcount due to restructuring our commercial operations in 2021. We anticipate our non-cash compensation expense related to equity awards to increase in 2023 due to increased headcount and an increase in our stock price when we granted annual equity awards to our employees in January 2023 compared to January 2022.

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

Our cost of sales were as follows (in millions):

	Year Ended December 31,
	2022	2021
Cost of sales, excluding non-cash compensation expense related to equity awards	$13.4	$10.4
Non-cash compensation expense related to equity awards	0.7	0.4
Total cost of sales	$14.1	$10.8

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Year Ended December 31,
	2022	2021
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$759.4	$547.4
Restructuring expenses	—	8.5
Total research, development and patent expenses, excluding non-cash compensation expense related to equity awards	759.4	555.9
Non-cash compensation expense related to equity awards	73.7	87.6
Total research, development and patent expenses	$833.1	$643.5

Drug Discovery

We use our proprietary technologies to generate information about the function of genes and to determine the value of genes as drug discovery targets. We use this information to direct our own drug discovery research, and that of our partners. Drug discovery is also the function that is responsible for advancing our core technology. This function is also responsible for making investments in complementary technologies to expand the reach of our technologies.

Our drug discovery expenses were as follows (in millions):

	Year Ended December 31,
	2022	2021
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$181.3	$136.6
Non-cash compensation expense related to equity awards	16.2	21.4
Total drug discovery expenses	$197.5	$158.0

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021 primarily due to $80 million that we recognized in 2022 for licensing Metagenomi’s gene editing technologies. In 2021, we incurred certain licensing expenses, including $35 million for licensing Bicycle Therapeutics’ peptide technology.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Year Ended December 31,
	2022	2021
TEGSEDI and WAYLIVRA	$10.6	$8.3
Eplontersen	103.9	79.1
Olezarsen	68.1	22.0
Donidalorsen	14.1	6.7
ION363	8.4	7.7
Other development projects	129.1	104.5
Development overhead expenses	92.0	75.2
Restructuring expenses	—	7.7
Total drug development, excluding non-cash compensation expense related to equity awards	426.2	311.2
Non-cash compensation expense related to equity awards	31.5	37.8
Total drug development expenses	$457.7	$349.0

Our development expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021 primarily due to our advancing late-stage pipeline, including the expanded number of Phase 3 studies we are conducting, which doubled over the course of 2021 from three to six studies.

We may conduct multiple clinical trials on a drug candidate, including multiple clinical trials for the various indications we may be studying. Furthermore, as we obtain results from trials, we may elect to discontinue clinical trials for certain drug candidates in certain indications in order to focus our resources on more promising drug candidates or indications. Our Phase 1 and Phase 2 programs are clinical research programs that fuel our Phase 3 pipeline. When our medicines are in Phase 1 or Phase 2 clinical trials, they are in a dynamic state in which we may adjust the development strategy for each medicine. Although we may characterize a medicine as “in Phase 1” or “in Phase 2,” it does not mean that we are conducting a single, well-defined study with dedicated resources. Instead, we allocate our internal resources on a shared basis across numerous medicines based on each medicine’s particular needs at that time. This means we are constantly shifting resources among medicines. Therefore, what we spend on each medicine during a particular period is usually a function of what is required to keep the medicines progressing in clinical development, not what medicines we think are most important. For example, the number of people required to start a new study is large, the number of people required to keep a study going is modest and the number of people required to finish a study is large. However, such fluctuations are not indicative of a shift in our emphasis from one medicine to another and cannot be used to accurately predict future costs for each medicine. And, because we always have numerous medicines in preclinical and varying stages of clinical research, the fluctuations in expenses from medicine to medicine, in large part, offset one another. If we partner a medicine, it may affect the size of a trial, its timing, its total cost and the timing of the related costs.

Medical Affairs

Our medical affairs function is responsible for managing publications planning, funding and coordinating investigator-sponsored trials and communicating scientific and clinical information to healthcare providers, medical professionals and patients.

Our medical affairs expenses were as follows (in millions):

	Year Ended December 31,
	2022	2021
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$15.9	$11.6
Non-cash compensation expense related to equity awards	2.0	1.4
Total medical affairs expenses	$17.9	$13.0

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021 due to increased costs we incurred as we built our medical affairs function to support our late-stage pipeline.

Manufacturing and Development Chemistry

Expenditures in our manufacturing and development chemistry function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, laboratory supplies and outside services. Our manufacturing and development chemistry function is responsible for providing drug supplies to drug development and our collaboration partners. Our manufacturing procedures include testing to satisfy good laboratory and good manufacturing practice requirements.

Our manufacturing and development chemistry expenses were as follows (in millions):

	Year Ended December 31,
	2022	2021
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$76.2	$47.2
Restructuring expenses	—	0.8
Total manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	76.2	48.0
Non-cash compensation expense related to equity awards	9.9	11.5
Total manufacturing and development chemistry expenses	$86.1	$59.5

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021 due to increased R&D-related manufacturing costs we incurred in preparation for our near-term commercial launches of eplontersen, olezarsen and donidalorsen. Refer to the section titled, Manufacturing, in Part I, Item 1, Business, for further details on the activities and types of costs we incur in our manufacturing process.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, informatics costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Year Ended December 31,
	2022	2021
Personnel costs	$21.2	$17.7
Occupancy	19.2	13.1
Patent expenses	4.7	5.3
Insurance	3.8	3.2
Computer software and licenses	1.9	1.8
Other	9.0	7.3
Restructuring expenses	—	0.1
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	59.8	48.5
Non-cash compensation expense related to equity awards	14.1	15.5
Total R&D support expenses	$73.9	$64.0

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in 2022 compared to 2021. The increase was primarily related to increased occupancy and personnel costs to support advancing our pipeline and our technology. In October 2022, we executed a sale and leaseback transaction for our headquarters in Carlsbad, California. As a result, beginning in the fourth quarter of 2022, our occupancy costs increased because we began incurring rent expense for these facilities.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include personnel and outside costs associated with the pre-commercialization and commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA.

The following table sets forth information on SG&A expenses (in millions):

	Year Ended December 31,
	2022	2021
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$124.4	$138.1
Restructuring expenses	—	15.4
Total selling, general and administrative expenses, excluding non-cash compensation related to equity awards	124.4	153.5
Non-cash compensation expense related to equity awards	25.9	32.8
Total selling, general and administrative expenses	$150.3	$186.3

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased in 2022 compared to 2021 due to operating efficiencies achieved from restructuring our commercial operations for TEGSEDI and WAYLIVRA, partially offset by increased expenses for our go-to-market preparations for our near-term commercial opportunities. Non-cash compensation expense related to equity awards decreased in 2022 compared to 2021 as a result of restructuring our commercial operations for TEGSEDI and WAYLIVRA in 2021.

Investment Income

Investment income for 2022 was $25.3 million compared to $10.0 million for 2021. The increase in investment income was primarily due to an increase in interest rates during 2022 compared to 2021.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Year Ended December 31,
	2022	2021
Convertible senior notes:
Non-cash amortization of the debt discounts and debt issuance costs	$5.3	$4.9
Interest expense payable in cash	0.7	1.9
Interest on mortgage for primary R&D and manufacturing facilities	2.1	2.5
Total interest expense	$8.1	$9.3

Gain (Loss) on Investments

We recorded a $7.3 million loss on investments for 2022 compared to a $10.1 million gain on investments for 2021. The period-over-period fluctuation in our gain (loss) on investments was primarily driven by changes in fair value of our investments in publicly traded biotechnology companies.

Gain on Sale of Real Estate

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters for a total purchase price of $263.4 million and recorded a gain of $150.1 million in the fourth quarter of 2022, resulting in income tax expense of $8.8 million.

Other Expense

In 2022, we recorded a $7.7 million net expense to settle a litigation claim.

In 2021, as a result of a debt offering and debt repurchase, we recorded an $8.6 million loss on early retirement of debt, reflecting the early retirement of a portion of our 1% Notes. The loss on the early retirement of our debt is the difference between the amount we paid to retire our 1% Notes and the net carrying balance of the liability at the time that we retired the debt.

Income Tax Expense (Benefit)

We recorded an income tax expense of $11.7 million for 2022 compared to an income tax benefit of $0.6 million for 2021. Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to capitalize and amortize research and development expenditures pursuant to Internal Revenue Code, or IRC, Section 174. Our 2022 tax expense relates primarily to the impact of this new law and to federal and state tax on the gain from the sale of our headquarters facilities that closed in October 2022.

Net Loss and Net Loss per Share

We generated a net loss of $269.7 million for 2022 compared to $28.6 million for 2021. Our net loss increased for 2022 compared to 2021 primarily due to decreased revenue and increased expenses year-over-year, as discussed in the revenue and expenses sections, respectively.

Basic and diluted net loss per share for 2022 were each $1.90. Basic and diluted net loss per share for 2021 were each $0.20.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through December 31, 2022, we have earned approximately $6.4 billion in revenue. We have also financed our operations through the sale of our equity securities and the issuance of long-term debt. From the time we were founded through December 31, 2022, we have raised net proceeds of approximately $2.0 billion from the sale of our equity securities. Additionally, we borrowed approximately $2.1 billion under long-term debt arrangements to finance a portion of our operations over the same time period.

Our cash, cash equivalents and short-term investments, debt obligations and working capital decreased from 2021 to 2022. In 2021, we issued $632.5 million of 0% Notes (due in April 2026) and we used a portion of the proceeds to repurchase $247.9 million of our 1% Notes in April 2021. We paid the remaining principal balance of our 1% Notes with $62.0 million of cash at maturity in November 2021. In 2022, we sold the facilities and related land at our headquarters for a total purchase price of $263.4 million and used a portion of the proceeds to extinguish our mortgage debt on these facilities of $51.3 million. At December 31, 2022, we had $2.0 billion of cash and short-term investments on hand. We believe our cash and short-term investment balance is sufficient to fund our operations in the short-term and in the longer-term. In 2022, our working capital decreased because our cash and investments decreased as discussed above.

The following table summarizes our contractual obligations as of December 31, 2022. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in Note 4, Long-Term Obligations and Commitments.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.2	0.7	549.5
Building mortgage payments (principal and interest payable)	10.7	0.5	10.2
Operating leases	299.6	20.1	279.5
Other obligations (principal and interest payable)	0.9	0.1	0.8
Total	$1,493.9	$21.4	$1,472.5

Our contractual obligations consist primarily of our convertible debt. In addition, we also have a facility mortgage, facility leases, equipment financing arrangements and other obligations. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have excluded our gross unrecognized tax benefits from our contractual obligations table above. We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

Convertible Debt and Call Spread

Refer to our Convertible Debt and Call Spread accounting policies in Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, and Note 4, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for the significant terms of each convertible debt instrument.

Operating Facilities

Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for further details on our operating facilities.

Operating Leases

Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for further details on our operating leases.

Royalty Revenue Monetization

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our agreements with Biogen and Novartis, respectively. Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, in the Notes to our consolidated financial statements for further details on this agreement.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2022 for the purchase of services, capital equipment and materials as part of our normal course of business.

We may enter into additional collaborations with partners that could provide for additional revenue to us and we may incur additional cash expenditures related to our obligations under any of the new agreements we may enter into. We currently intend to use our cash, cash equivalents and short-term investments to finance our activities. However, we may also pursue other financing alternatives, like issuing additional shares of our common stock, issuing debt instruments, refinancing our existing debt, or securing lines of credit. Whether we use our existing capital resources or choose to obtain financing will depend on various factors, including the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

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

Revenue Recognition

We earn revenue from several sources. The judgements and estimates we make vary between each source of our revenue. At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and are therefore within the scope of ASC 606, Revenue from Contracts with Customers. When we determine elements of a collaboration do not reflect a vendor-customer relationship, we consistently apply the reasonable and rational policy election we made by analogizing to authoritative accounting literature.

The following is a summary of the critical accounting estimates we make with respect to our revenue.

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

The R&D revenue we recognize each period is comprised of several types of revenue, including amortization from upfront payments, milestone payments, license fees and other services that are recognized immediately or amortized over the period in which we satisfy our performance obligation. Each of these types of revenue require us to make various judgements and estimates.

R&D Services with Upfront Payments

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
●
If we are performing services, we recognize revenue over our estimated period of performance in a similar manner to the amortization of upfront payments (discussed above under “R&D Services with Upfront Payments”).

●	Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation.

License Fees

When we grant a license for a medicine in clinical development, we generally recognize as R&D revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, for our revenue recognition policy. We discuss the estimates we make related to the relative stand-alone selling price of a license in detail above under “Allocating the transaction price to each of our performance obligations.”

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

As of December 31, 2022, a hypothetical 10 percent increase in our liability for preclinical and clinical development costs would have resulted in an increase in our loss before income tax benefit and accrued liabilities of approximately $11.6 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we were not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments as of December 31, 2022 and will not be subject to any material risks arising from these changes in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

We filed our consolidated financial statements and supplementary data required by this item as exhibits hereto, and listed them under Item 15(a)(1) and (2), and incorporate them herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We designed and evaluated our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

As of December 31, 2022, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their attestation report, which is included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ionis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ionis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
February 22, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating, Governance and Review Committee” and “Audit Committee,” contained in our definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022, or the Proxy Statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2022.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (a)	14,970,226	$50.57	8,158,690	(b)
Total	14,970,266	$50.57	8,158,690
________________
(a)
Consists of five Ionis plans: 1989 Stock Option Plan, Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, 2011 Equity Incentive Plan, 2020 Equity Incentive Plan and Employee Stock Purchase Plan, or ESPP.

(b)	Of these shares, 492,176 were available for purchase under the ESPP as of December 31, 2022.

For additional details about our equity compensation plans, including a description of each plan, refer to Part IV, Item 15, Note 5, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements.

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

3.3	Certificate of Amendment to Restated Certificate of Incorporation, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 18, 2015 and incorporated herein by reference.
3.4	Amended and Restated Bylaws, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 29, 2021 and incorporated herein by reference.
4.1	Description of the Registrant’s Securities, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
4.2
Certificate of Designation of the Series C Junior Participating Preferred Stock, filed as an exhibit to Registrant’s Current Report on Form 8-K filed December 13, 2000 and incorporated herein by reference.

4.3	Specimen Common Stock Certificate, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.
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

4.10	Form of Warrant Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.
10.1	Amended Non-Employee Director Compensation Policy, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.
10.2*
Registrant’s Amended and Restated Severance Benefit Plan dated March 17, 2022, filed as an exhibit to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.3
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

10.6*
Registrant’s 1989 Stock Option Plan, as amended, filed as an exhibit to Registrant’s Notice of Annual Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 16, 2012 and incorporated herein by reference.

10.7*
Form of Option Agreement under the 1989 Stock Option Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.8*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan, filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 26, 2019 and incorporated herein by reference.
10.9*
Registrant’s Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, as amended, filed as an exhibit to the Registrant’s Notice of Annual Meeting and Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on April 24, 2020 and incorporated herein by reference.

10.10*	Form of Option Agreement for Options granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan.
10.11*
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 7, 2020 and incorporated herein by reference.

10.12*
Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Notice of 2021 Annual Meeting of Stockholders and Proxy Statement filed on April 23, 2021 and incorporated herein by reference.

10.13*	Form of Option Agreement under the 2011 Equity Incentive Plan.
10.14*	Form of Time-Vested Restricted Stock Unit Agreement for Restricted Stock Units granted under the 2011 Equity Incentive Plan.
10.15*
Forms of Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement for Performance Based Restricted Stock Units granted prior to January 1, 2023 under the 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.16*
Forms of Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement for Performance Based Restricted Stock Units granted beginning January 1, 2023 under the 2011 Equity Incentive Plan.

10.17*	Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.
10.18*
Form of Global Option Agreement for options granted under the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.

10.19*
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

10.21	Loan Agreement between Ionis Faraday, LLC and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.
10.22	Guaranty between the Registrant and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.
10.23
Lease Agreement between the Registrant and Sudberry Development, Inc. dated October 6, 2022. Portions of this exhibit have been omitted because they are both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

10.24
Purchase and Sale Agreement between Ionis Gazelle, LLC and 2850 2855 & 2859 Gazelle Owner (DE) LLC dated as of October 20, 2022. Portions of this exhibit have been omitted because they are both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

10.25
Purchase and Sale Agreement between the Registrant and Oxford I Asset Management USA Inc. dated as of October 20, 2022. Portions of this exhibit have been omitted because they are both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

10.26
Lease Agreement dated October 20, 2022 between the Registrant and 2850 2855 & 2859 Gazelle Owner (DE) LLC. Portions of this exhibit have been omitted because they are both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

10.27
Defeasance Pledge and Security Agreement dated as of October 20, 2022 by and among Ionis Gazelle, LLC, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C3, Commercial Mortgage Pass-Through Certificates, Series 2017-C3, and U.S. Bank Trust Company, National Association. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.28
Defeasance Assignment, Assumption and Release Agreement dated as of October 20, 2022 by and among Ionis Gazelle, LLC, DHC UBSCM 17 C3 Successor Borrower-R, LLC, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C3, Commercial Mortgage Pass-Through Certificates, Series 2017-C3, Midland Loan Services, a division of PNC Bank, National Association, and U.S. Bank Trust Company, National Association.

10.29
Defeasance Account Agreement dated as of October 20, 2022 by and among Ionis Gazelle, LLC, U.S. Bank Trust Company, National Association, U.S. Bank National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C3, Commercial Mortgage Pass-Through Certificates, Series 2017-C3, and Midland Loan Services, a division of PNC Bank, National Association. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.30
Strategic Advisory Services Agreement by and between the Registrant and Stanley T. Crooke, dated December 17, 2020, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.

10.31
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

10.34
Amendment #2 to the Research, Development and License Agreement by and between the Registrant and Glaxo Group Limited dated October 30, 2012, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.35
Amendment No. 3 to the Research, Development and License Agreement by and between the Registrant and Glaxo Group Limited dated July 10, 2013, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.36
Amendment #4 to the Research, Development and License Agreement by and between the Registrant and Glaxo Group Limited dated April 10, 2014, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.37
Amendment #5 to the Research, Development and License Agreement by and between the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated June 27, 2014, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.38
Amendment #6 to Research, Development and License Agreement by and between the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated September 2, 2015, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.39
Amendment #7 to the Research, Development and License Agreement by and between the Registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited dated March 4, 2016, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.40
Amendment #8 to the Research, Development and License Agreement by and between the Registrant, Glaxo Group Limited and Glaxosmithkline Intellectual Property Development Limited, dated July 29, 2019, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.41
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

10.50
Amendment No. 4 to the Collaboration, License and Development Agreement by and between the Registrant and AstraZeneca AB, dated October 18, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

10.56
Amendment No. 1 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB, dated October 18, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.57
Amendment No. 2 dated April 30, 2020 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

10.58
Amendment No. 3 dated December 17, 2020 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.59
Strategic Collaboration, Option and License Agreement by and among Akcea Therapeutics, Inc. and Novartis Pharma AG, dated January 5, 2017, filed as an exhibit to Akcea Therapeutics, Inc.’s Form S-1 filed March 27, 2017 and incorporated herein by reference.

10.60
Amendment No. 1 to the Strategic Collaboration, Option and License Agreement between Akcea Therapeutics, Inc. and Novartis Pharma AG dated February 22, 2019, filed as an exhibit to Akcea Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated herein by reference.

10.61
Stock Purchase Agreement among the Registrant, Akcea Therapeutics, Inc. and Novartis Pharma AG dated January 5, 2017, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.62
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

10.65
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

10.66
Amendment No. 1 to the New Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement between the Registrant and Biogen MA Inc., dated August 16, 2019, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.67
Side Letter dated December 31, 2020 to the New Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated April 19, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.68
Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated April 19, 2018, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

10.69
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

10.70
First Amendment dated July 8, 2022 to Factor B Development, Collaboration, Option and License Agreement by and between the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated October 9, 2018, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.71
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

10.72
Letter Agreement between the Registrant and Biogen MA Inc. dated October 28, 2016, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

10.73
Amendment No. 1 to Second Amended and Restated Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc., dated May 2, 2019, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.74
Side Letter dated June 11, 2020 to the Second Amended and Restated Strategic Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated October 17, 2018, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.75
Collaboration and License Agreement by and between the Registrant and BicycleTX Limited dated July 9, 2021, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.76
Amendment No. 1 dated December 17, 2021 to the Collaboration and License Agreement by and between the Registrant and BicycleTX Limited dated July 9, 2021, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.77
Amendment No. 2 dated July 28, 2022 to the Collaboration and License Agreement by and between the Registrant and BicycleTx Limited dated July 9, 2021, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.78
Amended and Restated Neurology Drug Discovery and Development Collaboration, Option and License Agreement by and between the Registrant and Biogen MA Inc. dated July 12, 2021, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.79
Collaboration and License Agreement by and between Akcea Therapeutics, Inc. and AstraZeneca AB dated December 6, 2021, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.  Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.80
Collaboration and License Agreement between the Registrant and Metagenomi, Inc. dated November 10, 2022. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.81
Royalty Purchase Agreement by and between the Registrant, Akcea Therapeutics, Inc. and Royalty Pharma Investments 2019 ICAV dated as of January 9, 2023. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

14	Code of Ethics.
21.1	List of Subsidiaries for the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney – Included on the signature page of this Annual Report on Form 10-K.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Ionis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of stockholders’ equity (v) consolidated statements of cash flows, and (vi) notes to consolidated financial statements (detail tagged).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2023.

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer	February 22, 2023
Brett P. Monia, Ph.D.	(Principal executive officer)

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer	February 22, 2023
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ JOSEPH LOSCALZO	Chairman of the Board	February 22, 2023
Joseph Loscalzo, M.D., Ph.D.

/s/ SPENCER R. BERTHELSEN	Director	February 22, 2023
Spencer R. Berthelsen, M.D.

/s/ ALLENE M. DIAZ	Director	February 22, 2023
Allene M. Diaz

/s/ MICHAEL HAYDEN	Director	February 22, 2023
Michael Hayden, CM OBC MB ChB PhD FRCP(C) FRSC
/s/ JOAN E. HERMAN	Director	February 22, 2023
Joan E. Herman

/s/ JOSEPH KLEIN	Director	February 22, 2023
Joseph Klein, III

/s/ B. LYNNE PARSHALL	Director and Senior Strategic Advisor	February 22, 2023
B. Lynne Parshall, J.D.

/s/ JOSEPH H. WENDER	Lead Independent Director	February 22, 2023
Joseph H. Wender

IONIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionis Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Liability for Clinical Development Costs
Description of the Matter
As of December 31, 2022, the Company accrued $116.5 million for accrued clinical development costs. As discussed in Note 1 to the consolidated financial statements, the Company estimates their liability for clinical development costs incurred and services received but not yet billed for, and maintains an accrual to cover these costs. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, and investigator grants. The Company estimates their liability using assumptions about study and patient activities and the related expected expenses for those activities determined based on the contracted fees with service providers.

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

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the accounting for accrued clinical development costs. This included controls over management’s assessment of the assumptions and accuracy of data underlying the accrued clinical development costs estimate.

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

San Diego, California
February 22, 2023

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$276,472	$869,191
Short-term investments	1,710,397	1,245,782
Contracts receivable	25,538	61,896
Inventories	22,033	24,806
Other current assets	168,254	143,374
Total current assets	2,202,694	2,345,049
Property, plant and equipment, net	74,294	178,069
Right-of-use assets	181,544	17,974
Deposits and other assets	75,344	70,598
Total assets	$2,533,876	$2,611,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,921	$11,904
Accrued compensation	49,178	38,810
Accrued liabilities	140,101	88,560
Income taxes payable	6,249	36
Current portion of deferred contract revenue	90,577	97,714
Other current liabilities	7,535	3,526
Total current liabilities	311,561	240,550
Long-term deferred contract revenue	287,768	351,879
0 percent convertible senior notes, net	622,242	619,119
0.125 percent convertible senior notes, net	544,504	542,314
Long-term lease liabilities	178,941	19,432
Long-term mortgage debt	8,847	59,713
Long-term obligations	7,126	6,946
Total liabilities	1,960,989	1,839,953
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 142,057,736 and 141,210,015 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	142	141
Additional paid-in capital	2,059,850	1,964,167
Accumulated other comprehensive loss	(57,480)	(32,668)
Accumulated deficit	(1,429,625)	(1,159,903)
Total stockholders’ equity	572,887	771,737
Total liabilities and stockholders’ equity	$2,533,876	$2,611,690

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenue:
Commercial revenue:
SPINRAZA royalties	$242,314	$267,776	$286,583
TEGSEDI and WAYLIVRA revenue, net	30,051	55,500	69,999
Licensing and other royalty revenue	30,993	19,119	8,117
Total commercial revenue	303,358	342,395	364,699
Research and development revenue:
Collaborative agreement revenue	207,222	468,061	364,565
Eplontersen joint development revenue	76,787	—	—
Total research and development revenue	284,009	468,061	364,565
Total revenue	587,367	810,456	729,264

Expenses:
Cost of sales	14,116	10,842	11,947
Research, development and patent	833,147	643,453	535,077
Selling, general and administrative	150,295	186,347	354,322
Total operating expenses	997,558	840,642	901,346

Loss from operations	(410,191)	(30,186)	(172,082)

Other income (expense):
Investment income	25,331	10,044	30,562
Interest expense	(8,122)	(9,349)	(9,510)
Gain (loss) on investments	(7,333)	10,103	16,540
Gain on sale of real estate assets	149,604	—	—
Other expenses	(7,274)	(9,760)	(62)

Loss before income tax benefit (expense)	(257,985)	(29,148)	(134,552)

Income tax benefit (expense)	(11,737)	551	(345,191)

Net loss	(269,722)	(28,597)	(479,743)

Net loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	—	35,480

Net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(269,722)	$(28,597)	$(444,263)
Basic and diluted net loss per share	$(1.90)	$(0.20)	$(3.18)
Shares used in computing basic and diluted net loss per share	141,848	141,021	139,612

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(269,722)	$(28,597)	$(479,743)
Unrealized gains (losses) on investments, net of tax	(24,395)	(11,486)	3,729
Currency translation adjustment	(417)	(111)	617
Adjustments to other comprehensive loss from purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	—	(127)
Comprehensive loss	(294,534)	(40,194)	(475,524)
Comprehensive loss attributable to noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(35,480)
Comprehensive loss attributable to Ionis Pharmaceuticals, Inc. common stockholders	$(294,534)	$(40,194)	$(440,044)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’	Noncontrolling Interest in Akcea	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity	Therapeutics, Inc.	Equity
Balance at December 31, 2019	140,340	$140	$1,985,650	$(25,290)	$(596,495)	$1,364,005	$213,454	$1,577,459
Net loss	—	—	—	—	(444,263)	(444,263)	—	(444,263)
Change in unrealized gains, net of tax	—	—	—	3,729	—	3,729	—	3,729
Foreign currency translation	—	—	—	617	—	617	—	617
Issuance of common stock in connection with employee stock plans	1,721	1	52,033	—	—	52,034	—	52,034
Purchase of noncontrolling interest of Akcea Therapeutics, Inc., including cash payments for cancellation of Akcea Therapeutics, Inc. equity awards	—	—	(324,022)	301	—	(323,721)	(220,965)	(544,686)
Repurchases and retirements of common stock	(1,478)	(1)	—	—	(90,548)	(90,549)	—	(90,549)
Stock-based compensation expense	—	—	230,117	—	—	230,117	—	230,117
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(217)	—	(13,410)	—	—	(13,410)	—	(13,410)
Deferred tax liability adjustment due to purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	—	7,714	—	—	7,714	—	7,714
Noncontrolling interest in Akcea Therapeutics, Inc.	—	—	(42,563)	(428)	—	(42,991)	7,511	(35,480)
Balance at December 31, 2020	140,366	$140	$1,895,519	$(21,071)	$(1,131,306)	$743,282	$—	$743,282
Net loss	—	—	—	—	(28,597)	(28,597)	—	(28,597)
Change in unrealized losses, net of tax	—	—	—	(11,486)	—	(11,486)	—	(11,486)
Foreign currency translation	—	—	—	(111)	—	(111)	—	(111)
Issuance of common stock in connection with employee stock plans	1,132	1	11,563	—	—	11,564	—	11,564
Issuance of warrants	—	—	89,752	—	—	89,752	—	89,752
Purchase of note hedges	—	—	(136,620)	—	—	(136,620)	—	(136,620)
Stock-based compensation expense	—	—	120,678	—	—	120,678	—	120,678
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(288)	—	(16,725)	—	—	(16,725)	—	(16,725)
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737	$—	$771,737
Net loss	—	—	—	—	(269,722)	(269,722)	—	(269,722)
Change in unrealized losses, net of tax	—	—	—	(24,395)	—	(24,395)	—	(24,395)
Foreign currency translation	—	—	—	(417)	—	(417)	—	(417)
Issuance of common stock in connection with employee stock plans	1,194	1	6,372	—	—	6,373	—	6,373
Stock-based compensation expense	—	—	100,264	—	—	100,264	—	100,264
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(346)	—	(10,953)	—	—	(10,953)	—	(10,953)
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887	$—	$572,887

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities:
Net loss	$(269,722)	$(28,597)	$(479,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,328	15,487	13,365
Amortization of right-of-use operating lease assets	5,362	1,721	1,731
Amortization of other assets	2,415	2,352	2,064
Amortization of premium on investments, net	7,389	17,776	11,521
Amortization of debt issuance costs	5,373	4,958	3,255
Stock-based compensation expense	100,264	120,678	230,117
Loss on early retirement of debt	—	8,627	—
Non-cash losses related to disposal of property, plant and equipment	531	—	—
Gain on sale of real estate assets	(150,135)	—	—
Gain on investments	224	(1,092)	(16,540)
Deferred income taxes, including changes in valuation allowance	—	—	341,729
Non-cash losses related to other assets	2,030	2,707	1,948
Changes in operating assets and liabilities:
Contracts receivable	36,358	14,308	(13,170)
Inventories	2,773	(2,841)	(1,261)
Other current and long-term assets	(24,682)	(877)	(9,975)
Long-term income taxes receivable (payable)	—	1,008	(89)
Accounts payable	1,094	(6,000)	(2,755)
Income taxes	6,213	(1,288)	(31,190)
Accrued compensation	10,368	(26,918)	28,371
Accrued liabilities and other current liabilities	46,695	(8,381)	32,424
Deferred contract revenue	(71,248)	(82,829)	(75,910)
Net cash provided by (used in) operating activities	(274,370)	30,799	35,892
Investing activities:
Purchases of short-term investments	(1,485,772)	(1,124,193)	(1,570,410)
Proceeds from sale of short-term investments	989,152	1,344,185	1,885,935
Purchases of property, plant and equipment	(15,721)	(11,955)	(35,120)
Proceeds from sale of real estate assets	254,083	—	—
Acquisition of licenses and other assets, net	(4,378)	(5,946)	(5,928)
Purchases of strategic investments	—	(7,185)	—
Net cash provided by (used in) investing activities	(262,636)	194,906	274,477
Financing activities:
Proceeds from equity, net	6,373	11,565	52,036
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(10,953)	(16,725)	(13,411)
Proceeds from the issuance of 0 percent convertible senior notes	—	632,500	—
Royalty monetization issuance costs	(29)	—	—
0 percent convertible senior notes issuance costs	—	(15,609)	—
Repurchase of $247.9 million principal amount of 1 percent convertible senior notes	—	(256,963)	—
Repayment of remaining principal amount of 1 percent convertible senior notes at maturity	—	(61,967)	—
Proceeds from issuance of warrants	—	89,752	—
Purchase of note hedges	—	(136,620)	—
Repurchases and retirements of common stock	—	—	(90,548)
Principal payments on debt	(50,686)	—	—
Purchase of noncontrolling interest of Akcea Therapeutics, Inc., including cash payments for cancellation of Akcea Therapeutics, Inc. equity awards	—	—	(544,686)
Net cash provided by (used in) financing activities	(55,295)	245,933	(596,609)
Effects of exchange rates on cash	(418)	(111)	617
Net increase (decrease) in cash and cash equivalents	(592,719)	471,527	(285,623)
Cash and cash equivalents at beginning of year	869,191	397,664	683,287
Cash and cash equivalents at end of year	$276,472	$869,191	$397,664

Supplemental disclosures of cash flow information:
Interest paid	$2,898	$4,778	$6,247
Income taxes paid	$5,010	$38	$25,855
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$168,931	$6,641	$2,149
Amounts accrued for capital and patent expenditures	$4,767	$705	$4,059

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

Revenue Recognition

We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts within deferred revenue in our consolidated balance sheets.

At contract inception, we analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. ASC 808 does not address the recognition and measurement of collaborative arrangements and instead refers companies to use other authoritative accounting literature. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and therefore are within the scope of ASC 606, Revenue from Contracts with Customers. When we determine elements of a collaboration do not reflect a vendor-customer relationship, we consistently apply the reasonable and rational policy election we made by analogizing to authoritative accounting literature.

We evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. For example, in our eplontersen collaboration with AstraZeneca, we recognize funding received from AstraZeneca for co-development activities as revenue; while we recognize cost sharing payments to and from AstraZeneca associated with co-commercialization activities and co-medical affairs activities as SG&A expense and research and development expense, respectively.

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

We frequently enter into a collaboration agreement in which we provide our partner with an option to license a medicine in the future. We may also provide our partner with an option to request that we provide additional goods or services in the future, such as active pharmaceutical ingredient, or API. We evaluate whether these options are material rights at the inception of the agreement. If we determine an option is a material right, we will consider the option a separate performance obligation. Historically, we have concluded that the options we grant to license a medicine in the future or to provide additional goods and services as requested by our partner are not material rights because these items are contingent upon future events that may not occur and are not priced at a significant discount. When a partner exercises its option to license a medicine or requests additional goods or services, then we identify a new performance obligation for that item.

In some cases, we deliver a license at the start of an agreement. If we determine that our partner has full use of the license and we do not have any additional material performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation. Refer to the section titled, Eplontersen Collaboration with AstraZeneca, below for further discussion of a collaboration that included an upfront license payment.

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

We typically estimate the selling price of research and development, or R&D, services by using our internal estimates of the cost to perform the specific services. The significant inputs we use to determine the selling price of our R&D services include:

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

If we conclude the goods and/or services in the amendment are distinct from the performance obligations in the original agreement and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct and are sold at a stand-alone selling price, we then assess whether the remaining goods or services are distinct from those already provided. If the goods and/or services are distinct from what we have already provided, then we allocate the remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If the goods and/or services are not distinct from what we have already provided, we update the transaction price for our single performance obligation and recognize any change in our estimated revenue as a cumulative-effect adjustment.

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

Refer to Part IV, Item 15, Note 7, Collaborative Arrangements and Licensing Agreements, for further discussion of our 2018 Strategic Neurology collaboration with Biogen that included multiple agreements which we negotiated concurrently and in contemplation of one another.

Our Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

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

Research and development revenue under collaboration agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D services and manufacturing services.

We provide details about our collaboration agreements in Note 7, Collaborative Arrangements and Licensing Agreements. For each collaboration, we discuss our specific revenue recognition conclusions, including our significant performance obligations under each collaboration.

Upfront payments: When we enter into a collaboration agreement and receive an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services.

Milestone payments: We include additional consideration in the transaction price when it is probable. We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because typically there is considerable uncertainty in the research and development processes that trigger these payments. Similarly, we include approval milestone payments in the transaction price once the medicine is approved by the applicable regulatory agency. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, when we achieve a milestone payment from a partner for advancing a clinical study under a collaboration agreement, we add the milestone payment to the transaction price if the milestone relates to an ongoing R&D services performance obligation and recognize revenue related to the milestone payment over our estimated period of performance. If we have partially completed our performance obligation, then we record a cumulative-effect adjustment in the period we add the milestone to the transaction price.

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a performance obligation.

License fees: We generally recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner. This is because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery.

Sublicense fees: We recognize sublicense fee revenue in the period in which a party, who has already licensed our technology, further licenses the technology to another party because we do not have any performance obligations related to the sublicense.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our SG&A expense and R&D expense, respectively.

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

As of December 31, 2022, approximately 82.5 percent of our contracts receivables were from one significant customer. As of December 31, 2021, approximately 93.8 percent of our contracts receivables were from two significant customers.

Unbilled SPINRAZA Royalties

Our unbilled SPINRAZA royalties represent our right to receive consideration from Biogen in advance of when we are eligible to bill Biogen for SPINRAZA royalties. We include these unbilled amounts in other current assets in our consolidated balance sheets.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue in our consolidated balance sheets. During the years ended December 31, 2022 and 2021, we recognized $73.5 million and $98.1 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Research, Development and Patent Expenses

Our research, development and patent expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs, patents and other expenses that are directly related to our research and development operations. We expense research and development costs as we incur them. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets in our consolidated balance sheets and we expense them as the services are provided. A portion of the costs included in research and development expenses are costs associated with our partner agreements. In 2022, 2021 and 2020, patent expenses were $4.7 million, $5.3 million and $4.1 million, respectively.

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

Basic and Diluted Net Loss per Share

Basic net loss per share

We compute basic net loss per share by dividing the total net loss attributable to our common stockholders by our weighted-average number of common shares outstanding during the period. For the years ended December 31, 2022 and 2021, we did not have to consider Akcea results separately in our calculation because we owned 100 percent of Akcea for the entire period. Our basic net loss per share for the years ended December 31, 2022 and 2021 was $1.90 and $0.20, respectively.

For the year ended December 31, 2020, we calculated total net loss attributable to our common stockholders using our net loss for Ionis on a stand-alone basis plus our share of Akcea’s net loss for the period. To calculate the portion of Akcea’s net loss attributable to our ownership, we multiplied Akcea’s net loss per share by the weighted average shares we owned in Akcea. As a result of this calculation, our total net loss available to Ionis common stockholders for the calculation of net loss per share was different than net loss attributable to Ionis Pharmaceuticals, Inc. common stockholders in our consolidated statements of operations.

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

Diluted net loss per share

For the years ended December 31, 2022, 2021 and 2020, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock underlying the following would have had an anti-dilutive effect on net loss per share:

●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	1 percent convertible senior notes, or 1% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the years ended December 31, 2022 and 2021, common stock underlying the following would also have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes; and
●	Note hedges related to the 0% Notes.

Additionally as of December 31, 2022 and 2021, we had warrants related to our 0 percent and 0.125 percent Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

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

Stock Options and Stock Purchase Rights:

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. On the grant date, we use our stock price and assumptions regarding a number of variables to determine the estimated fair value of stock-based payment awards. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of stock options granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options granted based on historical exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the year ended December 31, 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

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

Refer to Part IV, Item 15, Note 5, Stockholders’ Equity, for additional information regarding our stock-based compensation plans.

Noncontrolling Interest in Akcea Therapeutics, Inc.

Since Akcea’s IPO in July 2017 and prior to the Akcea Merger in October 2020, the shares of Akcea’s common stock third parties owned represented an interest in Akcea’s equity that we did not control. During this period our ownership ranged from 68 percent to 77 percent. However, as we maintained overall control of Akcea through our voting interest, we reflected the assets, liabilities and results of operations of Akcea in our consolidated financial statements. Since Akcea’s IPO in July 2017 and through the closing of the Akcea Merger, we reflected the noncontrolling interest attributable to other owners of Akcea’s common stock on a separate line in our statements of operations and a separate line within stockholders’ equity in our consolidated balance sheets. In addition, through the closing of the Akcea Merger, we recorded a noncontrolling interest adjustment to account for the stock options Akcea granted, which if exercised, would have diluted our ownership in Akcea. This adjustment was a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest in Akcea equal to the amount of stock-based compensation expense Akcea had recognized. Additionally, we reflected changes in our ownership percentage in our financial statements as an adjustment to noncontrolling interest in the period the change occurred.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments, net of taxes and currency translation adjustments. The following table summarizes changes in accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance accumulated other comprehensive loss	$(32,668)	$(21,071)	$(25,290)
Unrealized gains (losses) on securities, net of tax (1)	(24,395)	(11,486)	3,729
Currency translation adjustment	(417)	(111)	617
Adjustments to other comprehensive loss from purchase of noncontrolling interest of Akcea Therapeutics, Inc.	—	—	(127)
Net other comprehensive income (losses) for the year	(24,812)	(11,597)	4,219
Ending balance accumulated other comprehensive loss	$(57,480)	$(32,668)	$(21,071)
________________
(1)	We did not have tax expense included in our other comprehensive loss for the years ended December 31, 2022, 2021 and 2020.

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

Fair Value Measurements

We have estimated the fair value of our financial instruments. The amounts reported for cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of their short maturities. We report our investment securities at their estimated fair value based on quoted market prices for identical or similar instruments.

Cash, Cash Equivalents and Investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from date of purchase. We classify our short-term debt investments as “available-for-sale” and carry them at fair market value based upon prices on the last day of the fiscal period for identical or similar items. We record unrealized gains and losses on debt securities as a separate component of comprehensive income (loss) and include net realized gains and losses in gain (loss) on investments in our consolidated statements of operations. We use the specific identification method to determine the cost of securities sold.

We also have equity investments of less than 20 percent ownership in publicly and privately held biotechnology companies that we received as part of a technology license or partner agreement. At December 31, 2022, we held equity investments in three publicly traded companies and eight privately held companies.

We are required to measure and record our equity investments at fair value and to recognize the changes in fair value in our consolidated statements of operations. We account for our equity investments in privately held companies at their cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Inventories

We reflect our inventory in our consolidated balance sheets at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. We capitalize the costs of raw materials that we purchase for use in producing our medicines because until we use these raw materials, they have alternative future uses, which we refer to as clinical raw materials. We include in inventory raw material costs for medicines that we manufacture for our partners under contractual terms and that we use primarily in our clinical development activities and drug products. We can use each of our raw materials in multiple products and, as a result, each raw material has future economic value independent of the development status of any single medicine. For example, if one of our medicines failed, we could use the raw materials for that medicine to manufacture our other medicines. We expense these costs as R&D expenses when we begin to manufacture API for a particular medicine if the medicine has not been approved for marketing by a regulatory agency. Our raw materials- commercial inventory includes API for our commercial medicines. We capitalize material, labor and overhead costs as part of our raw materials- commercial inventory.

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

Our inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials:
Raw materials- clinical	$17,061	$14,507
Raw materials- commercial	2,699	4,139
Total raw materials	19,760	18,646
Work in process	2,109	5,770
Finished goods	164	390
Total inventory	$22,033	$24,806

Property, Plant and Equipment

We carry our property, plant and equipment at cost and depreciate it on the straight-line method over its estimated useful life, which consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives (in years)	2022	2021
Computer software, laboratory, manufacturing and other equipment	3 to 10	$74,351	$72,802
Building, building improvements and building systems	15 to 40	41,158	144,046
Land improvements	20	-	10,077
Leasehold improvements	5 to 15	28,357	20,144
Furniture and fixtures	5 to 10	9,575	10,591
		153,441	257,660
Less accumulated depreciation		(87,716)	(102,653)
		65,725	155,007
Land		8,569	23,062
Total		$74,294	$178,069

In October 2022, we sold the facilities and related land at our headquarters for net proceeds of $202.6 million in connection with a sale and leaseback transaction.  In connection with the sale of these real estate assets, we de-recognized the related land and improvements, building and building improvements, which resulted in a net gain of $150.1 million that we reported in other income (expense) in our consolidated statements of operations.

We depreciate our leasehold improvements using the shorter of the estimated useful life or remaining lease term. We evaluate long-lived assets, which include property, plant and equipment, for impairment on at least a quarterly basis and whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical expenses	$116,460	$65,730
In-licensing expenses	7,945	8,044
Commercial expenses	3,498	2,471
Other miscellaneous expenses	12,198	12,315
Total accrued liabilities	$140,101	$88,560

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

Convertible Debt

We account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and we did not issue our convertible debt instruments at a substantial premium. We record debt issuance costs as contra-liabilities in our consolidated balance sheets at issuance and amortize them over the contractual term of the convertible debt instrument using the effective interest rate. The balances of our convertible senior notes presented in our consolidated balance sheets represent the principal balance of each convertible debt instrument less debt issuance costs.

As of December 31, 2022, we had two outstanding convertible senior notes, our 0% Notes, which mature in April 2026, and our 0.125% Notes, which mature in December 2024. Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, for further details on our convertible senior notes.

Call Spread

In conjunction with the issuance of our 0% Notes and 0.125% Notes in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480; therefore, we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our consolidated balance sheets. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability in our consolidated balance sheets for operating leases greater than one year. Our right-of-use assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments arising from the lease arrangement. We recognize our right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the inception of each lease, and in certain cases our lease term could include renewal options if we conclude we are reasonably certain to exercise the renewal option. When we exercise a lease option that was not previously included in the initial lease term, we reassess our right-of-use asset and lease liabilities for the new lease term.

As our leases do not provide an interest rate implicit in the lease, we use our incremental borrowing rate, based on the information available as of the lease inception date or at the lease option extension date in determining the present value of future payments. We recognize rent expense for our minimum lease payments on a straight-line basis over the expected term of our lease. Our leases do not include material variable or contingent lease payments. We recognize period expenses, such as common area maintenance expenses, in the period we incur the expense.

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

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board, or FASB, issued clarifying guidance on fair value measurement of equity securities subject to contractual trading restrictions. The guidance clarifies that contractual trading restrictions are not considered part of the unit of account of equity securities and therefore, are not considered when measuring the fair value of equity securities. This update is effective for interim and annual periods beginning January 1, 2024 on a prospective basis. Early adoption of this guidance is permitted at an interim or annual period. We early adopted this new guidance in the third quarter of 2022. This guidance did not have a material impact on our consolidated financial statements.

We do not expect any other recently issued accounting standards to have a material impact to our financial results.

2. Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2022:

One year or less	70%
After one year but within two years	28%
After two years but within three and a half years	2%
Total	100%

As illustrated above, at December 31, 2022, 98 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

At December 31, 2022, we had an ownership interest of less than 20 percent in eight privately held companies and three publicly held companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$513,790	$23	$(4,365)	$509,448
Debt securities issued by U.S. government agencies	133,585	—	(1,829)	131,756
Debt securities issued by the U.S. Treasury (1)	512,655	23	(5,124)	507,554
Debt securities issued by states of the U.S. and political subdivisions of the states	57,484	18	(686)	56,816
Other municipal debt securities	6,008	—	(14)	5,994
Total securities with a maturity of one year or less	1,223,522	64	(12,018)	1,211,568
Corporate debt securities	227,631	14	(10,143)	217,502
Debt securities issued by U.S. government agencies	34,339	—	(1,040)	33,299
Debt securities issued by the U.S. Treasury	245,030	—	(4,109)	240,921
Debt securities issued by states of the U.S. and political subdivisions of the states	18,314	116	(329)	18,101
Total securities with a maturity of more than one year	525,314	130	(15,621)	509,823
Total available-for-sale securities	$1,748,836	$194	$(27,639)	$1,721,391
Equity securities:
Total equity securities included in other current assets (2)	$11,897	$—	$(1,358)	$10,539
Total equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	$35,012	$17,257	$(1,358)	$50,911
Total available-for-sale and equity securities	$1,783,848	$17,451	$(28,997)	$1,772,302

	Amortized	Gross Unrealized		Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$383,870	$728	$(226)	$384,372
Debt securities issued by U.S. government agencies	48,493	19	(18)	48,494
Debt securities issued by the U.S. Treasury (1)	45,424	—	(64)	45,360
Debt securities issued by states of the U.S. and political subdivisions of the states	134,770	45	(37)	134,778
Total securities with a maturity of one year or less	612,557	792	(345)	613,004
Corporate debt securities	382,000	331	(2,644)	379,687
Debt securities issued by U.S. government agencies	72,935	—	(561)	72,374
Debt securities issued by the U.S. Treasury	137,635	139	(500)	137,274
Debt securities issued by states of the U.S. and political subdivisions of the states	39,909	1	(224)	39,686
Other municipal debt securities	6,136	—	(37)	6,099
Total securities with a maturity of more than one year	638,615	471	(3,966)	635,120
Total available-for-sale securities	$1,251,172	$1,263	$(4,311)	$1,248,124
Equity securities:
Total equity securities included in other current assets (2)	$11,897	$7,145	$(837)	$18,205
Total equity securities included in deposits and other assets (3)	15,615	16,707	—	32,322
Total equity securities	$27,512	$23,852	$(837)	$50,527
Total available-for-sale and equity securities	$1,278,684	$25,115	$(5,148)	$1,298,651
________________
(1)	Includes investments classified as cash equivalents in our consolidated balance sheets.

(2)
Our equity securities included in other current assets consisted of our investments in publicly traded companies. We recognize publicly traded equity securities at fair value. In the year ended December 31, 2022, we recognized a $7.7 million unrealized non-cash loss in our consolidated statements of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our equity securities included in deposits and other assets consisted of our investments in privately held companies. We recognize our private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in our consolidated balance sheets.

The following is a summary of our investments we considered to be temporarily impaired at December 31, 2022 (in thousands). All of these investments have less than 12 months of temporary impairment. We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate full recovery of our debt securities’ amortized cost basis at maturity.

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	384	$384,136	$(2,629)	$305,367	$(11,879)	$689,503	$(14,508)
Debt securities issued by U.S. government agencies	48	93,862	(538)	70,233	(2,331)	164,095	(2,869)
Debt securities issued by the U.S. Treasury	75	616,826	(6,082)	86,325	(3,151)	703,151	(9,233)
Debt securities issued by states of the U.S. and political subdivisions of the states	110	18,117	(225)	31,465	(790)	49,582	(1,015)
Other municipal debt securities	2	—	—	5,993	(14)	5,993	(14)
Total temporarily impaired securities	619	$1,112,941	$(9,474)	$499,383	$(18,165)	$1,612,324	$(27,639)

3. Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities and our investment in equity securities in publicly traded biotechnology companies; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We classify most of our securities as Level 2. We obtain the fair value of our Level 2 investments from our custodian bank or from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices.

The following tables present the major security types we held at December 31, 2022 and 2021 that we regularly measure and carry at fair value. As of December 31, 2022, we did not have any investments that we valued using Level 3 inputs. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$211,655	$211,655	$—
Corporate debt securities (3)	726,950	—	726,950
Debt securities issued by U.S. government agencies (2)	165,055	—	165,055
Debt securities issued by the U.S. Treasury (2)	748,475	748,475	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	74,917	—	74,917
Other municipal debt securities (2)	5,994	—	5,994
Publicly traded equity securities included in other current assets (4)	10,539	10,539	—
Total	$1,943,585	$970,669	$972,916

	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$541,199	$541,199	$—	$—
Corporate debt securities (2)	764,059	—	764,059	—
Debt securities issued by U.S. government agencies (2)	120,868	—	120,868	—
Debt securities issued by the U.S. Treasury (2)	182,634	182,634	—	—
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	174,464	—	174,464	—
Other municipal debt securities (2)	6,099	—	6,099	—
Publicly traded equity securities included in other current assets (4)	18,205	3,875	—	14,330
Total	$1,807,528	$727,708	$1,065,490	$14,330
________________
(1)	Included in cash and cash equivalents in our consolidated balance sheets.

(2)	Included in short-term investments.

(3)	$11.0 million included in cash and cash equivalents in our consolidated balance sheets, with the difference included in short-term investments in our consolidated balance sheets.

(4)	Included in other current assets in our consolidated balance sheets.

(5)	$2.3 million included in cash and cash equivalents in our consolidated balance sheets, with the difference included in short-term investments in our consolidated balance sheets.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $498.9 million and $587.3 million at December 31, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

4. Long-Term Obligations and Commitments

The carrying value of our long-term obligations was as follows (in thousands):

	December 31,
	2022	2021

0 percent convertible senior notes	$622,242	$619,119
0.125 percent convertible senior notes	544,504	542,314
Lease liabilities	186,156	22,058
Mortgage debt	8,998	60,054
Other obligations	7,295	7,505
Total	$1,369,195	$1,251,050
Less: current portion	(7,535)	(3,526)
Total Long-Term Obligations	$1,361,660	$1,247,524

Convertible Debt and Call Spread

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At December 31, 2022, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$10.3
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes and Call Spread

In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes.

At December 31, 2022, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$4.3
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

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

Our total interest expense for our outstanding senior convertible notes for the years ended December 31, 2022, 2021 and 2020 included $5.3 million, $4.9 million and $3.2 million, respectively, of non-cash interest expense related to the amortization of debt issuance costs for our convertible notes.

Financing Arrangements

Operating Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million and our manufacturing facility for $14.0 million. We financed the purchase of these two facilities with mortgage debt of $60.4 million in total. Our primary R&D facility mortgage had an interest rate of 3.88 percent. Our manufacturing facility mortgage has an interest rate of 4.20 percent. During the first five years of both mortgages, we were only required to make interest payments. We began making principal payments in 2022. Our manufacturing facility mortgage matures in August 2027. We repaid our primary R&D facility mortgage in October 2022 in conjunction with a sale and leaseback transaction.

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters, which includes our primary R&D facility, for a total purchase price of $263.4 million and we expect to receive total proceeds of $33.0 million upon the close of the sale of the two lots. We used a portion of the sale proceeds to extinguish our outstanding mortgage debt on our primary R&D facility of $51.3 million.

Debt Maturity Schedules

Annual convertible and mortgage debt maturities, including fixed and determinable interest, at December 31, 2022 are as follows (in thousands):

2023	$1,281
2024	550,107
2025	595
2026	633,095
2027	447
Thereafter	8,708
Total debt and mortgage maturities	$1,194,233
Less: Current portion included in other current liabilities	(151)
Less: Fixed and determinable interest	(3,526)
Less: Debt issuance costs	(14,831)
Total long-term debt	$1,175,725

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

We also lease additional office spaces in Carlsbad. We lease these spaces under non-cancelable operating leases. In September 2022, we exercised our option to extend one of these leases, extending our term from January 2023 to May 2027. We have no remaining options to extend this lease. Our other office space lease in Carlsbad has an initial term ending in 2023.

As discussed above in the section titled, Financing Arrangements, we lease our headquarters, which includes our primary R&D facility, as part of a sale and leaseback transaction that closed in October 2022. The initial lease term for our headquarters facilities is 15 years with options to extend the lease for 2 additional terms of five years each. We determined at lease inception that it was not reasonably certain that we would exercise any of the options to extend the lease. We expect our lease payments over the initial term to total approximately $280 million. In connection with the sale of our two undeveloped lots, we will enter into a build-to-suit lease agreement with the same real estate investor who will build a new R&D facility for us on those lots. Once this new facility is completed, our lease will commence.

Oceanside Lease

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. The lessor will develop and construct a building composed of manufacturing space, office space, research and development space and warehouse space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 20 years and 3 months with options to extend the lease for two additional terms of 10 years each. The lease will commence when the lessor’s construction is complete and we are able to begin constructing tenant improvements.

Boston Leases

We entered into an operating lease agreement for office space located in Boston, Massachusetts which commenced in August 2018. We are leasing this space under a non-cancelable operating lease with an initial term ending after 123 months and an option to extend the lease for an additional five-year term. Under the lease agreement, we received a three-month free rent period.

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

We entered into an operating lease agreement for another office space located in Boston, Massachusetts which commenced in November 2021. We are leasing this space under a non-cancelable operating lease with an initial term ending 91 months following the lease commencement date and an option to extend the lease for an additional five-year term. Under the lease agreement, we received a seven-month free rent period, which commenced on November 1, 2021. Our lease payments over the initial term total $6.8 million.

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for these leases in the original lease term because it was not reasonably certain we would exercise those extension options.

Amounts related to our operating leases were as follows (dollar amounts in millions):

At December 31, 2022
Right-of-use operating lease assets	$181.5
Operating lease liabilities	$186.2
Weighted average remaining lease term	13.8 years
Weighted average discount rate	6.9%

During the years ended December 31, 2022, 2021, and 2020 we paid $4.0 million, $3.3 million and $3.8 million of lease payments, which were included in operating activities in our consolidated statements of cash flows.

As of December 31, 2022, the future payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Year ending December 31,
2023	$20,071
2024	20,391
2025	20,640
2026	20,781
2027	20,800
Thereafter	196,911
Total minimum lease payments	299,594
Less: Imputed interest	(113,438)
Less: Current portion (included in other current liabilities)	(7,215)
Total long-term lease liabilities	$178,941

Rent expense was $8.3 million, $3.4 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Royalty Revenue Monetization

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our agreements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. In addition, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen, our medicine in development for lipoprotein(a), or Lp(a), driven cardiovascular disease. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen. We will begin accounting for the royalty monetization agreement in the first quarter of 2023.

5. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15 million shares of “blank check” Preferred Stock. As of December 31, 2022, there were no shares of Preferred Stock outstanding. We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2022.

Common Stock

At December 31, 2022 and 2021, we had 300 million shares of common stock authorized, of which 142.1 million and 141.2 million were issued and outstanding, respectively. As of December 31, 2022, total common shares reserved for future issuance were 43.2 million.

During the years ended December 31, 2022, 2021 and 2020, we issued 1.2 million, 1.1 million and 1.7 million shares of common stock, respectively, for stock option exercises, vesting of restricted stock units, and ESPP purchases. We received net proceeds from these transactions of $6.4 million, $11.6 million and $52.0 million in 2022, 2021 and 2020, respectively.

Share Repurchase Program

In September 2019, our board of directors approved a share repurchase program of up to $125 million of our common stock. In 2019, we repurchased 535,000 shares for $34.4 million. In the first quarter of 2020, we repurchased an additional 1.5 million shares for $90.5 million.

Stock Plans

1989 Stock Option Plan

In June 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 20.0 million shares of common stock to our employees, directors, and consultants. The plan expires in January 2024. The 1989 Plan does not allow us to grant stock bonuses or restricted stock awards and prohibits us from repricing any options outstanding under the plan unless our stockholders approve the repricing. Options vest over a four-year period, with 25percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. At December 31, 2022, a total of 12 thousand options were outstanding, of which options to purchase 12 thousand shares were exercisable, and 65 thousand shares were available for future grant under the 1989 Plan.

2011 Equity Incentive Plan

In March 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards to our employees, directors, and consultants. In June 2015, May 2017 and June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan, or 2011 Plan, to increase the total number of shares reserved for issuance. We increased the shares available under our 2011 Equity Incentive Plan from 5.5 million to 11.0 million in June 2015, from 11.0 million to 16.0 million in May 2017 and from 16.0 million to 23.0 million in June 2019. In the second quarter of 2021, after receiving approval from our stockholders, we amended our 2011 Plan. The amendment increased the total number of shares of common stock authorized for issuance under the 2011 Plan from 23.0 million to 29.7 million and added a fungible share counting ratio whereby the share reserve will be reduced by 1.7 shares for each share of common stock issued pursuant to a full value award (i.e., RSU or PRSU) and increased by 1.7 shares for each share of common stock returning from a full value award. The plan expires in June 2031. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options, RSU and PRSU awards to our employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four-year period. At December 31, 2022, a total of 13.7 million options were outstanding, of which 9.4 million were exercisable, 2.7 million restricted stock unit awards were outstanding, and 5.8 million shares were available for future grant under the 2011 Plan.

Under the 2011 Plan, we may issue a stock award with additional acceleration of vesting and exercisability upon or after a change in control. In the absence of such provisions, no such acceleration will occur. In addition, we implemented a change of control and severance benefit plan that provides for change of control and severance benefits to our executive officers, including our chief executive officer and chief financial officer, and vice presidents. If one of our executive officers or vice presidents is terminated or resigns for good reason during the period that begins three months before and ends twelve months following a change in control of the company, the impacted employee’s stock options and RSUs vesting will accelerate for options and RSUs outstanding as of the termination date.

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

The plan expires in December 2025. The 2020 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options and RSU awards to our eligible employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2020 Plan which vest annually over a four-year period. At December 31, 2022, a total of 0.3 million options were outstanding, of which 61 thousand were exercisable, 0.1 million restricted stock unit awards were outstanding, and 1.2 million shares were available for future grant under the 2020 Plan.

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

Options under this plan expire 10 years from the date of grant. At December 31, 2022, a total of 0.9 million options were outstanding, of which 0.8 million were exercisable, 0.1 million restricted stock unit awards were outstanding, and 0.6 million shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In June 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder. In each of the subsequent years until 2019, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 3.2 million shares authorized under the plan as of December 31, 2022. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10percent of each employee’s compensation) at the lower of 85percent of fair market value at the beginning of the purchase period or the end of each purchase period. Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase. During 2022, employees purchased and we issued to employees 0.1 million shares under the ESPP at a weighted average price of $28.57 per share. At December 31, 2022, there were 0.5 million shares available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2022 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	14,089	$54.04
Granted	2,864	$34.78
Exercised	(123)	$29.35
Cancelled/forfeited/expired	(1,860)	$53.96
Outstanding at December 31, 2022	14,970	$50.57	4.01	$12,243
Exercisable at December 31, 2022	10,285	$53.74	2.56	$1,651

The weighted-average estimated fair values of options granted were $18.66, $24.35 and $29.43 for the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 were $1.4 million, $2.5 million and $15.5 million, respectively, which we determined as of the date of exercise. The amount of cash received from the exercise of stock options was $3.6 million, $8.5 million and $43.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the weighted-average fair value of options exercised was $40.71. As of December 31, 2022, total unrecognized compensation cost related to non-vested stock options was $41.1 million. We expect to recognize this cost over a weighted average period of 1.1 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2022 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	2,618	$58.05
Granted	1,401	$36.14
Vested	(958)	$57.05
Cancelled/forfeited	(295)	$48.61
Non-vested at December 31, 2022	2,766	$48.30

For the years ended December 31, 2022, 2021 and 2020, the weighted-average grant date fair value of RSUs granted was $36.14, $57.02 and $60.57 per RSU, respectively. As of December 31, 2022, total unrecognized compensation cost related to RSUs was $45.8 million. We expect to recognize this cost over a weighted average period of 1.2 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Performance Restricted Stock Unit Activity

The following table summarizes the PRSU activity for the year ended December 31, 2022 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	59	$79.20
Granted	105	$42.28
Vested	(16)	$75.03
Cancelled/forfeited	(5)	$79.11
Non-vested at December 31, 2022	143	$52.59

For the years ended December 31, 2022, 2021 and 2020, the weighted-average grant date fair value of PRSUs granted was $42.28, $77.17 and $93.09 per PRSU, respectively. As of December 31, 2022, total unrecognized compensation cost related to PRSUs was $2.4 million. We expect to recognize this cost over a weighted average period of 0.9 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Stock-based Compensation Expense and Valuation Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$533	$456	$1,991
Research, development and patent	73,704	87,522	115,584
Selling, general and administrative	26,027	32,700	112,542
Total	$100,264	$120,678	$230,117

In October 2020, as part of the Akcea Merger, Akcea’s outstanding equity awards vested under Akcea’s Plan. As a result, in 2020, we recognized all unrecognized stock-based compensation, which totaled $59.3 million, under Akcea’s Plan.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the years ended December 31, 2022, 2021 and 2020, we used the following weighted-average assumptions in our Black-Scholes calculations:

Ionis Employee Stock Options:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.1%	0.6%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	54.5%	54.0%	58.6%
Expected life	6.3 years	4.9 years	4.7 years

Ionis Board of Director Stock Options:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.9%	1.2%	0.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	56.2%	55.9%	57.6%
Expected life	7.4 years	7.3 years	6.7 years

Ionis ESPP:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.2%	0.1%	0.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility	50.1%	42.4%	47.9%
Expected life	6 months	6 months	6 months

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

Expected Life. The expected term of stock options we have granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options we have granted based on actual and projected exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the year ended December 31, 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

Forfeitures. We reduce stock-based compensation expense for estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

6. Income Taxes

Income (loss) before income taxes is comprised of (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(258,493)	$(29,966)	$(137,222)
Foreign	508	818	2,670
Income (loss) before income taxes	$(257,985)	$(29,148)	$(134,552)

Our income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$10,522	$(200)	$(837)
State	1,129	(690)	3,782
Foreign	86	339	518
Total current income tax expense (benefit)	11,737	(551)	3,463

Deferred:
Federal	—	—	341,728
State	—	—	—
Total deferred income tax benefit	—	—	341,728
Total income tax expense (benefit)	$11,737	$(551)	$345,191

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes. The sources and tax effects of the differences are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
Pre-tax income (loss)	$(257,985)		$(29,148)		$(134,552)

Statutory rate	(54,177)	21.0%	(6,121)	21.0%	(28,256)	21.0%
State income tax net of federal benefit	(13,622)	5.3%	4,278	(14.7)%	(37,705)	28.0%
Foreign	(49)	0.0%	143	(0.5)%	49	0.0%
Net change in valuation allowance	104,951	(40.7)%	2,885	(9.9)%	460,898	(342.5)%
Loss on debt transactions	—	—	262	(0.9)%	—	—
Tax credits	(39,729)	15.4%	(23,198)	79.6%	(18,774)	14.0%
Deferred tax true-up	(20)	0.0%	(24)	0.1%	(206)	0.2%
Tax rate change	(3,091)	1.2%	12,838	(44.0)%	(32,951)	24.5%
Non-deductible compensation	3,023	(1.2)%	5,085	(17.4)%	7,931	(5.9)%
Other non-deductible items	57	0.0%	84	(0.3)%	193	(0.1)%
Stock-based compensation	14,030	(5.4)%	4,720	(16.2)%	17,435	(13.0)%
Impacts from Akcea Merger	—	—	—	—	(22,032)	16.4%
Other	364	(0.1)%	(1,503)	5.1%	(1,391)	0.9%
Effective rate	$11,737	(4.5)%	$(551)	1.9%	$345,191	(256.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryovers	$87,802	$85,600
Tax credits	277,436	269,538
Deferred revenue	85,700	104,330
Stock-based compensation	86,983	86,611
Intangible and capital assets	104,649	92,542
Convertible debt	34,384	45,681
Interest expense limitation	—	6,996
Capitalized research and development expenses	119,635	—
Long-term lease liabilities	45,612	5,119
Other	15,813	9,929
Total deferred tax assets	$858,014	$706,346

Deferred Tax Liabilities:
Fixed assets	(4,475)	(3,303)
Right-of-use assets	(44,504)	(4,159)
Other	(313)	(1,111)
Net deferred tax asset	$808,722	$697,773
Valuation allowance	(808,722)	(697,773)
Total net deferred tax assets and liabilities	$—	$—

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

Our valuation allowance increased by $111 million from December 31, 2021 to December 31, 2022. The increase was primarily related to increases in our deferred tax asset for capitalized research and development expenses.

At December 31, 2022, we had federal and state, primarily California, tax net operating loss carryforwards of $242.8 million and $461.3 million, respectively. Our federal tax loss carryforwards are available indefinitely. Our California tax loss carryforwards will begin to expire in 2031. At December 31, 2022, we also had federal and California research and development tax credit carryforwards of $224.9 million and $110.7 million, respectively. Our federal research and development tax credit carryforwards will begin to expire in 2035. Our California research and development tax credit carryforwards are available indefinitely.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance of unrecognized tax benefits	$55,085	$54,163	$69,784
Decrease for prior period tax positions	(267)	(695)	(24,154)
Increase for prior period tax positions	259	263	7,023
Increase for current period tax positions	1,490	1,354	1,510
Ending balance of unrecognized tax benefits	$56,567	$55,085	$54,163

Included in the balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020 was $6.2 million, $6.2 million and $6.4 million respectively, that if we recognized, could impact our effective tax rate, subject to our remaining valuation allowance.

We estimate that it is reasonably possible that the balance of our gross unrecognized tax benefits may decrease by approximately $15.0 million within the next 12 months due to the lapse of statute of limitations on underlying tax positions primarily related to tax credits.

We recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized $0.8 million, $0.5 million and $0.3 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. The tax years 2018 through 2021 remain open to examination by major taxing jurisdictions, primarily federal and California, although net operating loss and credit carryforwards generated prior to 2018 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have been used in an open period or are used in a future period.

We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries as we consider those earnings to be permanently reinvested. It is not practicable for us to calculate the amount of unrecognized deferred tax liabilities associated with these earnings.

7. Collaborative Arrangements and Licensing Agreements

Strategic Partnership

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. These collaborations combine our expertise in creating antisense medicines with Biogen’s expertise in developing therapies for neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with ALS, SMA, AS, AD and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through December 31, 2022, we have received more than $3.4 billion from our Biogen collaborations.

Spinal Muscular Atrophy Collaborations

SPINRAZA

In January 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA. From inception through December 31, 2022, we earned more than $1.8 billion in total revenue under our SPINRAZA collaboration, including more than $1.4 billion in revenue from SPINRAZA royalties and more than $425 million in R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of SPINRAZA. We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA. Biogen is responsible for all global development, regulatory and commercialization activities and costs for SPINRAZA. We completed our performance obligations under our collaboration in 2016.

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma in which Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen, which Novartis is developing. Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, for further discussion of this agreement.

New antisense medicines for the treatment of SMA

In December 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. Biogen has the option to license therapies arising out of this collaboration following the completion of preclinical studies. Upon licensing, Biogen will be responsible for global development, regulatory and commercialization activities and costs for such therapies. Under the collaboration agreement, we received a $25 million upfront payment in the fourth quarter of 2017. In December 2021, we earned a $60 million license fee payment when Biogen exercised its option to license ION306. We will receive development and regulatory milestone payments from Biogen if new medicines, including ION306, advance towards marketing approval.

Over the term of the collaboration, we are eligible to receive up to $1.2 billion, which is comprised of a $25 million upfront payment, up to $110 million in license fees, up to $80 million in development milestone payments, up to $180 million in regulatory milestone payments, up to $800 million in sales milestone payments and other payments, including up to $555 million if Biogen advances ION306, which includes up to $45 million in development milestone payments, up to $110 million in regulatory milestone payments and up to $400 million in sales milestone payments. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales. From inception through December 31, 2022, we received $85 million in payments under this collaboration. We will achieve the next payment of up to $45 millionfor the initiation of a Phase 3 trial under this collaboration.

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

Over the term of our collaboration, we are eligible to receive up to $270 million, which is comprised of a $15 million license fee, up to $105 million in development milestone payments and up to $150 million in regulatory milestone payments for each medicine that achieves marketing approval. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales. We are currently advancing multiple programs under this collaboration and from inception through December 31, 2022, we have received nearly $1.1 billion in payments under this collaboration. We will achieve the next payment of $7.5 million if Biogen designates or advances another programunder this collaboration.

At the commencement of this collaboration, we considered that the collaboration agreement and SPA were negotiated concurrently and in contemplation of one another. Based on these facts and circumstances, we concluded that we should evaluate the provisions of the agreements on a combined basis. We identified one performance obligation, which was to perform R&D services for Biogen. We determined our transaction price to be $552 million, comprised of $375 million from the upfront payment and $177 million for the premium paid by Biogen for its purchase of our common stock. We determined the fair value of the premium we received by using the stated premium in the SPA and applying a lack of marketability discount. We included a lack of marketability discount in our valuation of the premium because Biogen received restricted shares of our common stock. We allocated the transaction price to our single performance obligation.

From inception through December 31, 2022, we have included $616 million in payments in the transaction price for our R&D services performance obligation under this collaboration, including $23 million of milestone payments we achieved in 2021 and $11 million of milestone payments we achieved in 2020. These milestone payments did not create new performance obligations because they are part of our original R&D services performance obligation. Therefore, we included these amounts in our transaction price for our R&D services performance obligation in the period we achieved the milestone payment. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation at the end of the contractual term in June 2028.

2013 Strategic Neurology

In September 2013, we and Biogen entered into a long-term strategic relationship focused on applying antisense technology to advance the treatment of neurodegenerative diseases. As part of the collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for neurological diseases and has the option to license medicines resulting from this collaboration. We will usually be responsible for drug discovery and early development of antisense medicines and Biogen has the option to license antisense medicines after Phase 2 proof-of-concept. In October 2016, we expanded our collaboration to include additional research activities we will perform. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine. We are currently advancing five investigational medicines in development under this collaboration, including a medicine for Parkinson’s disease (ION859), two medicines for ALS (tofersen and ION541), a medicine for multiple system atrophy (ION464) and a medicine for an undisclosed target. In the fourth quarter of 2018, Biogen exercised its option to license our most advanced ALS medicine, tofersen, our medicine in registration for SOD1 ALS. As a result, Biogen is responsible for global development, regulatory and commercialization activities and costs for tofersen.

Under the terms of the agreement, we received an upfront payment of $100 million and are eligible to receive milestone payments, license fees and royalty payments for all medicines developed under this collaboration, with the specific amounts dependent upon the modality of the molecule advanced by Biogen. Under this collaboration, we received a $35 million license fee payment when Biogen licensed tofersen from us in 2018.

Over the term of the collaboration for tofersen, we are eligible to receive nearly $110 million, which is comprised of the $35 million license fee received in 2018, up to $18 million in development milestone payments and up to $55 million in regulatory milestone payments. For each of the other antisense molecules that are chosen for drug discovery and development under this collaboration, we are eligible to receive up to approximately $260 million, which is comprised of a $70 million license fee, up to $60 million in development milestone payments, including amounts related to the cost of clinical trials, and up to $130 million in regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales from any antisense medicines developed under this collaboration. From inception through December 31, 2022, we have received more than $300 million in payments under this collaboration. We will achieve the next payment of $16 million if the FDA approves Biogen’s NDA filing of tofersen.

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

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective quarter we generated the payment because we did not have any performance obligations for the respective payment. For example, in the third quarter of 2022, we earned a $9 million milestone payment when the FDA accepted Biogen’s NDA filing of tofersen, which we recognized in full because we did not have any performance obligations related to this milestone payment.

2012 Neurology

In December 2012, we and Biogen entered into a collaboration agreement to develop and commercialize novel antisense medicines to treat neurodegenerative diseases. We are responsible for the development of each of the medicines through the completion of the initial Phase 2 clinical study for such medicine. Biogen has the option to license a medicine from each of the programs through the completion of the first Phase 2 study for each program. Under this collaboration, Biogen is conducting the IONIS-MAPTRx study for AD and we are currently advancing ION582 for AS. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine.

Under the terms of the agreement, we received an upfront payment of $30 million. Over the term of the collaboration, we are eligible to receive up to $210 million, which is comprised of a $70 million license fee, up to $10 million in development milestone payments per program and up to $130 million in regulatory milestone payments per program, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales of any medicines resulting from each of the two programs. From inception through December 31, 2022, we have received nearly $170 million in payments under this collaboration, including nearly $20 million in milestone payments we received from Biogen for advancing ION582 and a $10 million milestone payment we received from Biogen when Biogen advanced IONIS-MAPTRx during 2022. We will achieve the next payment of up to $25 million if Biogen advances a medicine under this collaboration.

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

When we commenced development for IONIS-MAPTRx we identified our development work as a separate performance obligation. In the fourth quarter of 2022, we completed our R&D services performance obligation for IONIS-MAPTRx. We recognized revenue as we performed services based on our effort to satisfy our performance obligation relative to the total effort expected to satisfy our performance obligation. From inception through December 31, 2022, we have included $57 million in the transaction price for our IONIS-MAPTRx development performance obligation, including $19.5 million of milestone payments we earned from Biogen in 2020 when we advanced IONIS-MAPTRx.

In the fourth quarter of 2019, we identified another performance obligation upon Biogen’s license of IONIS-MAPTRx because the license we granted to Biogen is distinct from our other performance obligations. We recognized the $45 million license fee for IONIS-MAPTRx as revenue at that time because Biogen had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after we delivered it to Biogen. Biogen is responsible for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx.

In the fourth quarter of 2022, we achieved $14.5 million in milestone payments when Biogen advanced ION582. We will recognize revenue as we perform services based on our effort to satisfy our R&D services performance obligation relative to the total effort expected to satisfy our performance obligation for ION582.

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with Biogen (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
SPINRAZA royalties (commercial revenue)	$242.3	$267.8	$286.6
R&D revenue	124.4	161.0	122.0
Total revenue from our relationship with Biogen	$366.7	$428.8	$408.6
Percentage of total revenue	62%	53%	56%

Our consolidated balance sheets at December 31, 2022 and 2021 included deferred revenue of $351.2 million and $407.5 million, respectively, related to our relationship with Biogen.

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

Over the term of the collaboration, we are eligible to receive up to $3.6 billion, which is comprised of a $200 million upfront payment, up to $485 million in development and approval milestone payments and up to $2.9 billion in sales milestone payments. The agreement also includes territory-specific development, commercial and medical affairs cost-sharing provisions. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we recognize as revenue the 55 percent of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we recognize cost-share funding we receive from AstraZeneca related to these activities as a reduction of our commercial and medical affairs expenses.

We will achieve the next payment of up to $50 million upon the first regulatory approval under this collaboration. From inception through December 31, 2022, we have received nearly $260 million in payments under this collaboration.

Research and Development Partners

AstraZeneca

In addition to our collaboration for eplontersen, we have a collaboration with AstraZeneca focused on the treatment of cardiovascular, renal and metabolic diseases. In July 2015, we and AstraZeneca formed a collaboration to discover and develop antisense therapies for treating cardiovascular, renal and metabolic diseases. Under our collaboration, AstraZeneca has licensed multiple medicines from us, including medicines in development to treat people with ATTR amyloidosis, a genetically associated form of kidney disease and NASH. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us.

Over the term of the collaboration, we are eligible to receive up to $5.8 billion, which is comprised of a $65 million upfront payment, up to $290 million in license fees, up to $1.1 billion in development milestone payments, up to $2.9 billion in regulatory milestone payments and up to $1.5 billion in sales milestone payments. In addition, we are eligible to receive tiered royalties up to the low teens on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. We will achieve the next payment of $10 million under this collaboration if AstraZeneca advances a medicine under this collaboration. From inception through December 31, 2022, we have received more than $280 million in payments under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in the fourth quarter of 2021. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. From inception through the completion of our performance obligation, we have included $90 million in payments in the transaction price for our R&D services performance obligation.

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

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with AstraZeneca (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
R&D revenue	$79.2	$254.6	$88.0
Percentage of total revenue	13%	31%	12%

We did not have any deferred revenue from our relationship with AstraZeneca at December 31, 2022 and 2021.

GSK

In March 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Our collaboration with GSK currently includes two medicines targeting hepatitis B virus, or HBV: bepirovirsen and IONIS-HBV-LRx. We designed these medicines to reduce the production of viral proteins associated with HBV infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program.

Over the term of the collaboration, we are eligible to receive nearly $260 million, which is comprised of a $25 million license fee, up to $42.5 million in development milestone payments, up to $120 million in regulatory milestone payments and up to $70 million in sales milestone payments if GSK successfully develops bepirovirsen. In addition, we are eligible to receive tiered royalties up to the low-teens on net sales of bepirovirsen. From inception through December 31, 2022, we have received more than $50 million in payments under the HBV program collaboration.

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

We do not have any remaining performance obligations under our collaboration with GSK; however, we can still earn additional payments and royalties as GSK advances the HBV program. In January 2023, we earned a $15 million milestone when GSK initiated a Phase 3 study of bepirovirsen. We will achieve the next payment of $15 million if the FDA accepts an NDA filing of bepirovirsen for review.

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with GSK (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
R&D revenue	$—	$—	$0.2
Percentage of total revenue	—	—	—

We did not have any deferred revenue from our relationship with GSK at December 31, 2022 and 2021.

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen and olezarsen. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in the fourth quarter 2019. In connection with Novartis’ license of pelacarsen, we and Novartis established a more definitive framework under which the companies would negotiate the co-commercialization of pelacarsen in selected markets. Included in this framework is an option by which Novartis could solely commercialize pelacarsen in exchange for Novartis paying us increased sales milestone payments based on sales of pelacarsen. When Novartis decided to not exercise its option for olezarsen, we retained rights to develop and commercialize olezarsen.

Over the term of the collaboration, we are eligible to receive up to $900 million, which is comprised of a $75 million upfront payment, a $150 million license fee, a $25 million development milestone payment, up to $290 million in regulatory milestone payments and up to $360 million in sales milestone payments. From inception through December 31, 2022, we have received nearly $275 million in payments under this collaboration. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. In August 2021, we earned a $25 million milestone payment from Novartis when Novartis achieved 50 percent enrollment in the Lp(a) HORIZON Phase 3 cardiovascular outcome study of pelacarsen. We recognized the milestone payment in full in the third quarter of 2021 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of up to $75 million if Novartis advances regulatory activities for pelacarsen.

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

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with Novartis (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
R&D revenue	$0.2	$25.5	$1.0
Percentage of total revenue	—	3%	—

We did not have any deferred revenue from our relationship with Novartis at December 31, 2022 and 2021.

As described in the Biogen SPINRAZA section above, in January 2023, we entered into a royalty purchase agreement with Royalty Pharma. Under the agreement, in addition to a minority interest in SPINRAZA royalties, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen. Refer to Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, for further discussion of this agreement.

Roche

Huntington’s Disease
In April 2013, we formed an alliance with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche, to develop treatments for HD based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In the fourth quarter of 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive up to $395 million, which is comprised of a $30 million upfront payment, a $45 million license fee, up to $70 million in development milestone payments, up to $170 million in regulatory milestone payments and up to $80 million in sales milestone payments as tominersen advances. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this alliance. From inception through December 31, 2022, we have received more than $150 million in payments under this collaboration. We will achieve the next payment of $17.5 million if Roche advances a medicine under this collaboration.

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

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective quarter in which we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. In 2019, we earned $35 million in milestone payments when Roche advanced tominersen under this collaboration. In March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest HD based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded iDMC.

In January 2023, Roche initiated the Phase 2, GENERATION HD2, study of tominersen in patients with prodromal or early manifest HD. Roche is focusing on early-stage and younger patients based on the post-hoc analyses from the GENERATION HD1 study that suggested tominersen may benefit these patient groups. We do not have any remaining performance obligations related to tominersen under this collaboration with Roche; however, we can still earn additional payments and royalties as Roche advances tominersen.

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

After positive data from a Phase 2 clinical study, Roche licensed IONIS-FB-LRx in July 2022 for $35 million. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for IONIS-FB-LRx, except for the open label Phase 2 study in patients with IgAN and the Phase 2 study in patients with GA, both of which we are conducting and funding. In July 2022, we amended our IONIS-FB-LRx collaboration agreement with Roche. The amendment changed future potential milestone payments we could receive under the collaboration. We determined there were no changes that would require adjustments to revenue we previously recognized.

Over the term of the collaboration, we are eligible to receive more than $810 million, which is comprised of a $75 million upfront payment, a $35 million license fee, up to $145 million in development milestones, up to $279 million in regulatory milestones and up to $280 million in sales milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2022, we have received more than $130 million in payments under this collaboration. We will achieve the next payment of up to $90 million if Roche advances IONIS-FB-LRx under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Roche. We determined the transaction price to be the $75 million upfront payment we received and allocated it to our single performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in the third quarter of 2024.

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with Roche (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
R&D revenue	$67.2	$17.2	$5.9
Percentage of total revenue	11%	2%	1%

Our consolidated balance sheets at December 31, 2022 and 2021 included deferred revenue of $22.4 million and $31.6 million related to our relationship with Roche, respectively.

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

Technology Enhancement Collaborations

Bicycle License Agreement

In December 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology to potentially increase the delivery capabilities of our LICA medicines. In July 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricted our ability to trade our Bicycle shares for one year. In 2021, we recorded a $7.2 million equity investment for the shares we received in Bicycle. We recognized the remaining $34.8 million as R&D expense in 2021. From inception through December 31, 2022, we have paid Bicycle $46.6 million under this collaboration agreement.

Metagenomi License Agreement

In November 2022, we entered into a collaboration and license agreement with Metagenomi to research, develop and commercialize investigational medicines for up to four initial genetic targets, and, upon the achievement of certain development milestones, four additional genetic targets using gene editing technologies. As a result, we paid $80 million to license Metagenomi’s technologies. We recorded the $80 million payment as R&D expense in 2022 upon receiving a license from Metagenomi for intellectual property that is in research with no current alternate use. We will also pay Metagenomi certain fees for the selection of genetic targets, and contingent on the achievement of certain development, regulatory and sales events, milestone payments and royalties. In addition, we will reimburse Metagenomi for certain of its costs in conducting its research and drug discovery activities under the collaboration.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, we co-exclusively (with ourselves) licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics, with Alnylam having the exclusive right to grant platform sublicenses for double-stranded RNAi. In exchange for such rights, Alnylam gave us a technology access fee, participation in fees from Alnylam’s partnering programs, as well as future milestone and royalty payments from Alnylam. We retained exclusive rights to our patents for single-stranded antisense therapeutics and for a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi therapeutics targeting a limited number of therapeutic targets on a nonexclusive basis. Additionally, in 2015, we and Alnylam entered into an alliance in which we cross-licensed intellectual property. Under this alliance, we and Alnylam each obtained exclusive license rights to 4 therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

In the fourth quarter 2020, we completed an arbitration process with Alnylam. The arbitration panel awarded us $41.2 million for payments owed to us by Alnylam related to Alnylam’s agreement with Sanofi Genzyme. We recognized the $41.2 million payment from Alnylam as revenue in the fourth quarter of 2020 because we did not have any performance obligations for the respective payment.

During the years ended December 31, 2022, 2021 and 2020, we earned the following revenue from our relationship with Alnylam (in millions, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
R&D revenue	$21.4	$—	$47.9
Percentage of total revenue	4%	—	7%

We did not have any deferred revenue from our relationship with Alnylam at December 31, 2022 and 2021.

8. Employment Benefits

We have employee 401(k) salary deferral plans covering all employees. Employees could make contributions by withholding a percentage of their salary up to the IRS annual limits of $20,500 and $27,000 in 2022 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $5.6 million, $5.5 million and $5.7 million in matching contributions for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On August 5, 2021, four purported former stockholders of Akcea filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Ionis Pharmaceuticals, Inc., et al., C.A. No. 2021-0681, or the Delaware Action. The plaintiffs in the Delaware Action asserted claims against (i) former members of Akcea’s board of directors; and (ii) Ionis, or collectively, the Defendants. The plaintiffs asserted putatively direct claims on behalf of a purported class of former Akcea stockholders. The plaintiffs in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the October 2020 take-private transaction that Ionis and Akcea entered into, in which Akcea became a wholly-owned subsidiary of Ionis. We believe this lawsuit is without merit. However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the October 2020 take-private transaction is uncertain. Accordingly, on June 3, 2022, the parties reached an agreement in principle to settle the Delaware Action for $12.5 million. A Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation and Settlement Agreement reflecting the terms of the proposed settlement was executed and filed with the Delaware Court of Chancery on July 5, 2022. On October 11, 2022, the Delaware Court of Chancery entered an Order and Final Judgment, or the Order, approving the Stipulation and Settlement Agreement in full after determining that the Stipulation and Settlement Agreement was fair, reasonable, and adequate. The Order provides for the full settlement, satisfaction, compromise and release of all claims that were asserted in the Delaware Action. The Order contains no admission of wrongdoing on the part of any of the Defendants. We recorded a net settlement expense of $7.7 million within other expense in the accompanying consolidated statements of operations in 2022.

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

On July 18, 2022, Ionis filed a Form 8-K disclosing the pending settlement and attaching the Notice of Pendency of Settlement of Action. On September 21, 2022, the Court held a hearing to consider whether the terms of the settlement should be approved, at which hearing the Cohen Action plaintiff objected to the settlement. At the conclusion of the hearing, the Court declined to approve the settlement and directed the parties to meet and confer on the issue of the scope of the release. On February 7, 2023, the parties entered into an Amended Stipulation and Agreement of Compromise, Settlement and Release. We and our Board have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Shumacher and Cohen Actions.

10. Fourth Quarter Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized fourth quarter data for 2022 and 2021 are as follows (in thousands, except per share data).

Three Months Ended December 31,	2022	2021
Revenue (1)	$151,890	$440,006
Operating expenses (2)	$359,909	$219,403
Income (loss) from operations	$(208,019)	$220,603
Net income (loss) (3)	$(52,430)	$224,613
Basic net income (loss) per share (4) (5)	$(0.37)	$1.59
Diluted net income (loss) per share (4) (6)	$(0.37)	$1.41
________________
(1)
Revenue was lower in the three months ended December 31, 2022 compared to the same period in 2021 due to the $200 million we earned in the fourth quarter of 2021 from AstraZeneca to jointly develop and commercialize eplontersen.

(2)
Operating expenses were higher in the three months ended December 31, 2022 compared to the same period in 2021 primarily due to the $80 million upfront payment we made for our collaboration with Metagenomi in the fourth quarter of 2022.

(3)	Our net loss for the three months ended December 31, 2022 includes the $150.1 million gain we recognized from the sale and leaseback transaction for our headquarters in Carlsbad, California.

(4)	We compute net income (loss) per share independently for each quarter during the year.

(5)
As discussed in Note 1, Organization and Significant Accounting Policies, we compute basic net income (loss) per share by dividing the total net income (loss) by our weighted-average number of common shares outstanding during the period.

(6)
We had net income for the fourth quarter of 2021. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period as follows (in thousands except per share amounts):

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