Form 10-Q
period 2023-03-31
IONIS PHARMACEUTICALS INC
filed 2023-05-03
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of voting common stock outstanding as of April 27, 2023 was 143,092,117.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,031	$276,472
Short-term investments	2,037,750	1,710,397
Contracts receivable	13,914	25,538
Inventories	22,200	22,033
Other current assets	159,724	168,254
Total current assets	2,542,619	2,202,694
Property, plant and equipment, net	85,158	74,294
Right-of-use assets	179,148	181,544
Deposits and other assets	78,296	75,344
Total assets	$2,885,221	$2,533,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,499	$17,921
Accrued compensation	18,160	49,178
Accrued liabilities	112,702	140,101
Income taxes payable	17,286	6,249
Current portion of deferred contract revenue	92,335	90,577
Other current liabilities	8,239	7,535
Total current liabilities	259,221	311,561
Long-term deferred contract revenue	272,973	287,768
0 percent convertible senior notes, net	623,025	622,242
0.125 percent convertible senior notes, net	545,053	544,504
Liability related to sale of future royalties, net	505,081	—
Long-term lease liabilities	177,000	178,941
Long-term mortgage debt	8,811	8,847
Long-term obligations	7,487	7,126
Total liabilities	2,398,651	1,960,989
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 143,022,539 and 142,057,736 shares issued and outstanding at March 31, 2023 (unaudited) and December 31, 2022, respectively	143	142
Additional paid-in capital	2,089,358	2,059,850
Accumulated other comprehensive loss	(48,983)	(57,480)
Accumulated deficit	(1,553,948)	(1,429,625)
Total stockholders’ equity	486,570	572,887
Total liabilities and stockholders’ equity	$2,885,221	$2,533,876

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Commercial revenue:
SPINRAZA royalties	$50,247	$53,818
TEGSEDI and WAYLIVRA revenue, net	6,478	6,160
Licensing and other royalty revenue	11,043	12,307
Total commercial revenue	67,768	72,285
Research and development revenue:
Collaborative agreement revenue	38,334	49,784
Eplontersen joint development revenue	24,422	19,850
Total research and development revenue	62,756	69,634
Total revenue	130,524	141,919

Expenses:
Cost of sales	1,343	4,170
Research, development and patent	197,813	161,126
Selling, general and administrative	45,516	34,127
Total operating expenses	244,672	199,423

Loss from operations	(114,148)	(57,504)

Other income (expense):
Investment income	18,627	1,993
Interest expense	(1,608)	(2,122)
Interest expense related to sale of future royalties	(15,515)	—
Loss on investments	(529)	(6,625)
Other income	230	187

Loss before income tax expense	(112,943)	(64,071)

Income tax expense	(11,380)	(1,094)

Net loss	$(124,323)	$(65,165)

Basic and diluted net loss per share	$(0.87)	$(0.46)
Shares used in computing basic and diluted net loss per share	142,735	141,599

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(124,323)	$(65,165)
Unrealized gains (losses) on debt securities, net of tax	8,393	(15,756)
Currency translation adjustment	104	(154)

Comprehensive loss	$(115,826)	$(81,075)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(65,165)	(65,165)
Change in unrealized losses, net of tax	—	—	—	(15,756)	—	(15,756)
Foreign currency translation	—	—	—	(154)	—	(154)
Issuance of common stock in connection with employee stock plans	847	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	26,236	—	—	26,236
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(304)	—	(9,173)	—	—	(9,173)
Balance at March 31, 2022	141,753	$142	$1,983,078	$(48,578)	$(1,225,068)	$709,574

Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(124,323)	(124,323)
Change in unrealized gains, net of tax	—	—	—	8,393	—	8,393
Foreign currency translation	—	—	—	104	—	104
Issuance of common stock in connection with employee stock plans	965	1	2,560	—	—	2,561
Stock-based compensation expense	—	—	26,948	—	—	26,948
Balance at March 31, 2023	143,023	$143	$2,089,358	$(48,983)	$(1,553,948)	$486,570

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(124,323)	$(65,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,604	3,701
Amortization of right-of-use operating lease assets	2,395	602
Amortization of other assets	607	592
Amortization of premium (discount) on investments, net	(5,042)	4,175
Amortization of debt issuance costs	1,486	1,343
Non-cash interest related to sale of future royalties	15,363	—
Stock-based compensation expense	26,948	26,236
Loss (gain) on investments	529	(10)
Non-cash losses related to disposal of property, plant and equipment	—	527
Non-cash losses related to other assets	445	110
Changes in operating assets and liabilities:
Contracts receivable	11,624	35,774
Inventories	(167)	774
Other current and long-term assets	5,312	(7,222)
Income taxes payable	11,037	865
Accounts payable	(10,295)	2,878
Accrued compensation	(31,018)	(22,285)
Accrued liabilities and other current liabilities	(28,460)	10,473
Deferred contract revenue	(13,037)	(25,018)
Net cash used in operating activities	(133,992)	(31,650)

Investing activities:
Purchases of short-term investments	(688,278)	(462,855)
Proceeds from sale of short-term investments	374,363	178,837
Purchases of property, plant and equipment	(10,472)	(2,705)
Acquisition of licenses and other assets, net	(1,253)	(826)
Net cash used in investing activities	(325,640)	(287,549)

Financing activities:
Proceeds from equity, net	2,560	1,848
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	—	(9,173)
Proceeds from sale of future royalties	500,000	—
Payments of transaction costs related to sale of future royalties	(10,434)	—
Principal payments on mortgage debt	(39)	—
Net cash provided by (used in) financing activities	492,087	(7,325)

Effects of exchange rates on cash	104	(154)

Net increase (decrease) in cash and cash equivalents	32,559	(326,678)
Cash and cash equivalents at beginning of period	276,472	869,191
Cash and cash equivalents at end of period	$309,031	$542,513

Supplemental disclosures of cash flow information:
Interest paid	$89	$594
Income taxes paid	$293	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$3,058	$1,344

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 on the same basis as the audited financial statements for the year ended December 31, 2022. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S., that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

2.  Significant Accounting Policies

Our significant accounting policies have not changed substantially from those included in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as discussed below.

Liability Related to Sale of Future Royalties

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. Refer to Note 10, Liability Related to Sale of Future Royalties, for further details on the agreement.

We record upfront payments and milestone payments we receive from the sale of future royalties as a liability, net of transaction costs. We record royalty payments made to Royalty Pharma as a reduction of the liability and amortize the transaction costs over the estimated life of the related royalty stream. We account for the associated interest expense under the effective interest rate method, while continuing to recognize the full amount of royalty revenue in the period in which the counterparty sells the related product and recognizes the related revenue.

Index
The liability related to the sale of future royalties, effective interest rate and the related interest expense are calculated using our current estimate of anticipated future royalty payments under the arrangement, which we periodically reassess based on internal projections and information from our partners who are responsible for commercializing the medicines. If there is a material change in our estimate, we will prospectively adjust the liability related to the sale of future royalties, effective interest rate and the related interest expense.

Recently Adopted Accounting Standards

We do not expect any recently issued accounting standards to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials:
Raw materials - clinical	$17,356	$17,061
Raw materials - commercial	2,786	2,699
Total raw materials	20,142	19,760
Work in process	1,840	2,109
Finished goods	218	164
Total inventory	$22,200	$22,033

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical development expenses	$85,694	$116,460
In-licensing expenses	12,704	7,945
Commercial expenses	4,704	3,498
Other miscellaneous expenses	9,600	12,198
Total accrued liabilities	$112,702	$140,101

4.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen and GSK collaborations, which are our only collaborations with substantive changes during 2023 from those included in Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. Under our 2013 strategic neurology collaboration, Biogen developed QALSODY (tofersen), our recently approved medicine to treat people with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. We and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases under these collaborations, including medicines in development to treat people with amyotrophic lateral sclerosis, or ALS, SMA, Angelman Syndrome, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through March 31, 2023, we have received more than $3.5 billion in payments from our Biogen collaborations.

Index
In the first quarter of 2023, we earned a $10 million milestone payment from Biogen when we advanced ION582 under our 2012 neurology collaboration. We will recognize revenue as we perform services based on our effort to satisfy our research and development, or R&D, services performance obligation relative to the total effort expected to satisfy our performance obligation for ION582. We will achieve the next payment of up to $25 million if Biogen advances another medicine under our 2012 neurology collaboration.

During the three months ended March 31, 2023 and 2022, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2023	2022
SPINRAZA royalties (commercial revenue)	$50,247	$53,818
R&D revenue	20,254	40,049
Total revenue from our relationship with Biogen	$70,501	$93,867
Percentage of total revenue	54%	66%

In April 2023, we earned a $16 million milestone payment from Biogen when the FDA approved Biogen’s New Drug Application, or NDA, for QALSODY. We will achieve the next payment of up to $20 million if Biogen advances a medicine under the 2013 strategic neurology collaboration.

Our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 included deferred revenue of $340.9 million and $351.2 million, respectively, from our relationship with Biogen.

GSK

In March 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Our collaboration with GSK currently includes bepirovirsen, our medicine in development targeting hepatitis B virus, or HBV. We designed this medicine to reduce the production of viral proteins associated with HBV infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program. From inception through March 31, 2023, we have received more than $105 million in an upfront payment and payments related to the HBV program.

In the first quarter of 2023, we earned a $15 million milestone payment when GSK initiated a Phase 3 program of bepirovirsen. We recognized this milestone payment as R&D revenue in full in the first quarter of 2023 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if the FDA accepts an NDA filing of bepirovirsen for review.

During the three months ended March 31, 2023 and 2022, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2023	2022
R&D revenue	$15,000	$—
Percentage of total revenue	11%	—

We did not have any deferred revenue from our relationship with GSK at March 31, 2023 or December 31, 2022.

Index
5. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three months ended March 31, 2023 and 2022 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three months ended March 31, 2023 and 2022, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

Additionally as of March 31, 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

6.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2023:

One year or less	74%
After one year but within two years	23%
After two years but within three and a half years	3%
Total	100%

As illustrated above, at March 31, 2023, 97 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale debt securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

We invest in available-for-sale securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor’s, Moody’s or Fitch, respectively.

At March 31, 2023, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
March 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$623,940	$62	$(6,026)	$617,976
Debt securities issued by U.S. government agencies	247,629	69	(1,283)	246,415
Debt securities issued by the U.S. Treasury (1)	556,394	62	(3,738)	552,718
Debt securities issued by states of the U.S. and political subdivisions of the states	57,322	4	(498)	56,828
Total debt securities with a maturity of one year or less	1,485,285	197	(11,545)	1,473,937
Corporate debt securities	200,661	336	(5,205)	195,792
Debt securities issued by U.S. government agencies	99,635	256	(649)	99,242
Debt securities issued by the U.S. Treasury	257,651	364	(2,726)	255,289
Debt securities issued by states of the U.S. and political subdivisions of the states	14,564	106	(182)	14,488
Total debt securities with a maturity of more than one year	572,511	1,062	(8,762)	564,811
Total available-for-sale debt securities	$2,057,796	$1,259	$(20,307)	$2,038,748
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$—	$(4,508)	$7,389
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,001	(9,633)	50,380
Total available-for-sale debt and equity securities	$2,092,808	$26,260	$(29,940)	$2,089,128

	Amortized	Gross Unrealized		Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$513,790	$23	$(4,365)	$509,448
Debt securities issued by U.S. government agencies	133,585	—	(1,829)	131,756
Debt securities issued by the U.S. Treasury (1)	512,655	23	(5,124)	507,554
Debt securities issued by states of the U.S. and political subdivisions of the states	57,484	18	(686)	56,816
Other municipal debt securities	6,008	—	(14)	5,994
Total debt securities with a maturity of one year or less	1,223,522	64	(12,018)	1,211,568
Corporate debt securities	227,631	14	(10,143)	217,502
Debt securities issued by U.S. government agencies	34,339	—	(1,040)	33,299
Debt securities issued by the U.S. Treasury	245,030	—	(4,109)	240,921
Debt securities issued by states of the U.S. and political subdivisions of the states	18,314	116	(329)	18,101
Total debt securities with a maturity of more than one year	525,314	130	(15,621)	509,823
Total available-for-sale debt securities	$1,748,836	$194	$(27,639)	$1,721,391
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$—	$(1,358)	$10,539
Privately held equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	35,012	17,257	(1,358)	50,911
Total available-for-sale debt and equity securities	$1,783,848	$17,451	$(28,997)	$1,772,302

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the three months ended March 31, 2023, we recognized a $3.2 million unrealized loss in our condensed consolidated statements of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the three months ended March 31, 2023, we recorded a net gain of $2.6 million in our condensed consolidated statements of operations related to changes in the fair value of our investments in privately held companies.

Index
The following is a summary of our investments we consider to be temporarily impaired at March 31, 2023 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	361	$434,500	$(1,697)	$291,713	$(9,534)	$726,213	$(11,231)
Debt securities issued by U.S. government agencies	68	138,211	(424)	70,965	(1,508)	209,176	(1,932)
Debt securities issued by the U.S. Treasury	64	603,444	(3,873)	91,448	(2,591)	694,892	(6,464)
Debt securities issued by states of the U.S. and political subdivisions of the states	110	22,778	(140)	32,792	(540)	55,570	(680)
Total temporarily impaired securities	603	$1,198,933	$(6,134)	$486,918	$(14,173)	$1,685,851	$(20,307)

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

7.  Fair Value Measurements

The following tables present the major security types we held at March 31, 2023 and December 31, 2022 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$276,352	$276,352	$—
Corporate debt securities (2)	813,768	—	813,768
Debt securities issued by U.S. government agencies (2)	345,657	—	345,657
Debt securities issued by the U.S. Treasury (2)	808,007	808,007	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	71,316	—	71,316
Publicly traded equity securities included in other current assets (4)	7,389	7,389	—
Total	$2,322,489	$1,091,748	$1,230,741

Index
	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$211,655	$211,655	$—
Corporate debt securities (5)	726,950	—	726,950
Debt securities issued by U.S. government agencies (2)	165,055	—	165,055
Debt securities issued by the U.S. Treasury (2)	748,475	748,475	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	74,917	—	74,917
Other municipal debt securities (2)	5,994	—	5,994
Publicly traded equity securities included in other current assets (4)	10,539	10,539	—
Total	$1,943,585	$970,669	$972,916

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheets.

(2)	Included in short-term investments in our condensed consolidated balance sheets.

(3)
$1.0 million was included in cash and cash equivalents in our condensed consolidated balance sheets, with the difference included in short-term investments in our condensed consolidated balance sheets.

(4)	Included in other current assets in our condensed consolidated balance sheets.

(5)
$11.0 million was included in cash and cash equivalents in our condensed consolidated balance sheets, with the difference included in short-term investments in our condensed consolidated balance sheets.

Convertible Notes

Our 0.125% Notes and 0% Notes had a fair value of $506.3 million and $578.4 million at March 31, 2023, respectively. Our 0.125% Notes and 0% Notes had a fair value of $498.9 million and $587.3 million at December 31, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

8. Stock-based Compensation Expense

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

Index
For the three months ended March 31, 2023 and 2022, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6%	1.7%
Dividend yield	0.0%	0.0%
Volatility	47.5%	55.2%
Expected life*	6.3 years	6.3 years

*
In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the three months ended March 31, 2023 and 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

ESPP:
	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	5.2%	0.6%
Dividend yield	0.0%	0.0%
Volatility	36.7%	50.2%
Expected life	6 months	6 months

RSUs:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. The RSUs we granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2023 was $39.85 per share.

PRSUs:

Beginning in 2020, we added PRSU awards to the compensation for our Chief Executive Officer, Dr. Brett Monia. In 2022, we added PRSU awards to the compensation for our other Section 16 officers. Beginning in 2023, we added PRSU awards to the compensation for all executive officers.

Under the terms of the PRSUs we granted in 2020 through 2022, one third of the PRSUs may vest at the end of three separate performance periods spread over the three years following the date of grant (i.e., the one-year period commencing on the date of grant and ending on the first anniversary of the date of grant, the two-year period commencing on the date of grant and ending on the second anniversary of the date of grant and the three-year period commencing on the date of grant and ending on the third anniversary of the date of grant) based on our relative total shareholder return, or TSR, as compared to a peer group of companies, and as measured, in each case, at the end of the applicable performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero percentto 150 percent of the target number depending on our relative TSR.

Index
Under the terms of the PRSUs we granted in 2023, 100 percent of the PRSUs may vest at the end of the three-year performance period based on our relative TSR as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. The weighted-average grant date fair value of PRSUs granted to our executive officers for the three months ended March 31, 2023 and 2022 were $58.99 and $42.28 per share, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$119	$160
Research, development and patent expense	19,567	19,082
Selling, general and administrative expense	7,262	6,994
Total	$26,948	$26,236

As of March 31, 2023, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $60.2 million, $79.1 million and $9.5 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.4 years, 1.8 years and 2.2 years, respectively.

9.  Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Additionally, we expect to reflect the royalty purchase agreement with Royalty Pharma as a taxable sale, requiring us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We recorded income tax expense of $11.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in income tax expense for the three months ended March 31, 2023, compared to the same period in 2022, relates primarily to the impact of the Royalty Pharma transaction.

10. Liability Related to Sale of Future Royalties

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. In addition, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen, our medicine in development to treat patients with elevated lipoprotein(a), or Lp(a), and cardiovascular disease. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen.

We recorded the upfront payment of $500 million as a liability related to the sale of future royalties, net of transaction costs of $10.4 million, which we are amortizing over the estimated life of the arrangement using the effective interest rate method. We recognize royalty revenue in the period in which the counterparty sells the related product and recognizes the related revenue. We record royalty payments made to Royalty Pharma as a reduction of the liability.

Index
We estimate the effective interest rate used to record interest expense under this agreement based on the estimate of future royalty payments to Royalty Pharma. As of March 31, 2023, the estimated effective interest rate under the agreement was 13.5 percent.

The following is a summary of our liability related to sale of future royalties for the three months ended March 31, 2023 (in thousands):

Proceeds from sale of future royalties	$500,000
Interest expense related to sale of future royalties	15,363
Liability related to sale of future royalties as of March 31, 2023	$515,363
Net issuance costs related to sale of future royalties as of March 31, 2023	(10,282)
Net liability related to sale of future royalties as of March 31, 2023	$505,081

There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of royalty payments from Biogen and Novartis, and result in changes to our estimate of future royalty payments to Royalty Pharma. Such factors include, but are not limited to the commercial sales of SPINRAZA, the regulatory approval and commercial sales of pelacarsen, competing products or other significant events.

11. Convertible Debt

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% Notes for $257.0 million.

At March 31, 2023, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$9.5
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Index
0.125 Percent Convertible Senior Notes and Call Spread

At March 31, 2023, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$548.8
Unamortized debt issuance costs	$3.8
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	6.6

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

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

12. Legal Proceedings

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

Index
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

On July 18, 2022, Ionis filed a Form 8-K disclosing the pending settlement and attaching the Notice of Pendency of Settlement of Action. On September 21, 2022, the Court held a hearing to consider whether the terms of the settlement should be approved, at which hearing the Cohen Action plaintiff objected to the settlement. At the conclusion of the hearing, the Court declined to approve the settlement and directed the parties to meet and confer on the issue of the scope of the release. On February 7, 2023, the parties entered into an Amended Stipulation and Agreement of Compromise, Settlement and Release, which folded the Cohen Action into the settlement, or the Revised Settlement. The settlement did not have a material impact on our condensed consolidated financial statements. On April 24, 2023, the Court issued an Order and Final Judgment approving the Revised Settlement and dismissing the Shumacher and Cohen Actions, and all claims contained therein, with prejudice. The Order does not contain any admission of wrongdoing by any defendant.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned affiliate, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of QALSODY (tofersen), SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, ION363, pelacarsen, bepirovirsen, our technologies and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2022, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We were founded over 30 years ago to deliver innovative medicines for diseases with great medical need. Today, we are building on our advancements in RNA-targeted therapeutics to move us closer to achieving our vision to be the leader in genetic medicines. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have four marketed medicines: QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA. On April 25, 2023, the U.S. Food and Drug Administration, or FDA, granted Biogen accelerated approval of QALSODY for the treatment of superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. Additionally, the FDA accepted our New Drug Application, or NDA, of eplontersen for polyneuropathy caused by hereditary TTR amyloidosis, or ATTRv-PN. Eplontersen’s Prescription Drug User Fee Act, or PDUFA, date is December 22, 2023. We also have a rich innovative late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. We recently expanded our Phase 3 pipeline to seven programs across nine indications following the start of GSK’s bepirovirsen hepatitis B program.

Our multiple sources of revenue and strong balance sheet enable us to continue investing in our commercial readiness efforts for multiple late-stage programs and our innovative pipeline. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Biogen is our partner responsible for commercializing SPINRAZA worldwide. From inception through March 31, 2023, we have earned more than $1.9 billion in revenues from our SPINRAZA collaboration, including more than $1.4 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by hereditary polyneuropathy, or ATTRv-PN, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the United States, or U.S., and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi, and in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

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

Index
QALSODY is an antisense medicine that received accelerated approval in April 2023 from the FDA for the treatment of patients with SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. The European Medicines Agency, or EMA, is currently reviewing QALSODY for approval in the EU.

Medicines in Registration and Phase 3 Studies

We currently have seven medicines in Phase 3 studies for nine indications, which include:

●	Eplontersen: our medicine in development for transthyretin amyloidosis, or ATTR
o
We are currently conducting the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN, the Phase 3 CARDIO-TTRansform study in patients with ATTR cardiomyopathy, or ATTR-CM, and additional studies supporting our ATTR development program

●	In March 2023, the FDA accepted the NDA for eplontersen in the U.S. for patients with ATTRv-PN with a PDUFA date of December 22, 2023
●	In April 2023, we presented positive week-35 and week-66 data from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN at the American Academy of Neurology Annual Meeting
●	Olezarsen: our medicine in development for FCS and severe hypertriglyceridemia, or SHTG
o
We are currently conducting a broad Phase 3 development program for olezarsen that includes the Phase 3 BALANCE study in patients with FCS and three Phase 3 studies supporting development for the treatment of SHTG: CORE, CORE2 and ESSENCE

●	We remain on track for data from the Phase 3 BALANCE FCS study in the second half of 2023
●	The FDA granted olezarsen fast track designation for the treatment of patients with FCS
●
In the second half of 2022, we expanded our Phase 3 program for SHTG when we initiated CORE2, a confirmatory Phase 3 study of olezarsen in patients with SHTG and ESSENCE, a supporting Phase 3 study of olezarsen in patients with SHTG or hypertriglyceridemia and atherosclerotic cardiovascular disease

●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We are currently conducting the Phase 3 OASIS-HAE study in patients with HAE and the Phase 3 OASIS-Plus supportive study for HAE patients previously treated with other prophylactic therapies
●	We remain on track to complete enrollment in the Phase 3 OASIS-HAE study in mid-2023 with data expected in the first half of 2024
●	We reported positive data from the Phase 2 study and Phase 2 open-label extension, or OLE, study throughout 2022 and early 2023
●	ION363: our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS
o	We are currently conducting a Phase 3 study of ION363 in juvenile and adult patients with FUS-ALS
●	QALSODY: our medicine in development for superoxide dismutase 1 ALS, or SOD1-ALS
o	Biogen is developing QALSODY, including conducting the ongoing Phase 3 ATLAS study in presymptomatic SOD1 patients
●	The FDA granted Biogen accelerated approval of QALSODY for patients with SOD1-ALS
●	The EMA is currently reviewing QALSODY’s Marketing Authorization Application, or MAA, in the EU
●
In June 2022, Biogen presented new positive data from the ongoing VALOR OLE study at the European Network to Cure ALS, or ENCALS, meeting. These data were included in the NDA filing in the U.S. and MAA filing in the EU

●	Pelacarsen: our medicine in development to treat patients with elevated lipoprotein(a), or Lp(a) and cardiovascular disease
o	Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated Lp(a)
●	In July 2022, Novartis achieved full enrollment in the Lp(a) HORIZON study
●	Bepirovirsen: our medicine in development for hepatitis B virus, or HBV
o	GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV
●	In 2022, GSK presented positive data from the Phase 2b B-Clear study of bepirovirsen demonstrating potential for functional cures in patients with chronic HBV

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

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended March 31
	2023	2022

Total revenue	$130.5	$141.9
Total operating expenses	$244.7	$199.4
Loss from operations	$(114.1)	$(57.5)
Net loss	$(124.3)	$(65.2)

Revenue

Total revenue for the three months ended March 31, 2023 was $130.5 million compared to $141.9 million for the same period in 2022 and was comprised of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$50.2	$53.8
TEGSEDI and WAYLIVRA revenue, net	6.5	6.2
Licensing and other royalty revenue	11.0	12.3
Total commercial revenue	67.7	72.3
R&D revenue:
Amortization from upfront payments	15.6	17.4
Milestone payments	22.5	27.2
License fees	—	2.0
Other services	0.3	3.1
Collaborative agreement revenue	38.4	49.7
Eplontersen joint development revenue	24.4	19.9
Total R&D revenue	62.8	69.6
Total revenue	$130.5	$141.9

Index

We continued to derive our revenue for the first quarter of 2023 from diverse sources, with approximately half of our revenue coming from commercial products and half from numerous partnered programs. Commercial revenue for the first quarter of 2023 included $50 million from SPINRAZA royalties. Global SPINRAZA product sales of $443 million decreased six percent in the first quarter of 2023 compared to the same period in 2022 primarily due to the impact from foreign currency, fewer new patient starts in the U.S. and channel dynamics.

R&D revenue for the first quarter of 2023 included $24 million from AstraZeneca for its share of the global Phase 3 development costs for eplontersen, $20 million from Biogen for advancing several neurology disease programs and $15 million from GSK for advancing bepirovirsen into Phase 3 development.

Already in the second quarter of 2023, we have earned a $16 million milestone payment when QALSODY was approved in the U.S.

Eplontersen Collaboration with AstraZeneca

Our financial results for the three months ended March 31, 2023 and 2022 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses. In the first quarter of 2023, we earned $24 million in joint development revenue and recorded $47 million of R&D expenses related to Phase 3 development expenses under this collaboration. In the first quarter of 2022, we earned $20 million in joint development revenue and recorded $36 million of R&D expenses related to Phase 3 development expenses under this collaboration.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing eplontersen to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A expenses, respectively. In the first quarter of 2023, we recognized $0.7 million and $1.3 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. In the first quarter of 2022, we recognized $0.4 million and $0.2 million of medical affairs expenses and commercialization expenses for eplontersen, respectively, net of cost-share funding from AstraZeneca. We expect our medical affairs and commercialization expenses to increase as eplontersen advances toward the market under our collaboration with AstraZeneca.

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating expenses, excluding non-cash compensation expense related to equity awards	$217.7	$173.1
Non-cash compensation expense related to equity awards	27.0	26.3
Total operating expenses	$244.7	$199.4

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2023 increased compared to the same period in 2022. Our R&D expenses increased as we advanced our pipeline, which included an increase in the costs associated with our clinical studies as most of our Phase 3 studies were either fully enrolled or approaching full enrollment at the end of March 2023. Our SG&A expenses increased due to expenses related to our go-to-market activities for eplontersen, olezarsen and donidalorsen. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2023 as we continue to advance our late-stage medicines in development and prepare for commercialization.

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

Index

Cost of Sales

Our cost of sales consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA and certain associated period costs.

Our cost of sales were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales, excluding non-cash compensation expense related to equity awards	$1.2	$4.0
Non-cash compensation expense related to equity awards	0.1	0.2
Total cost of sales	$1.3	$4.2

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended March 31,
	2023	2022
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$178.2	$142.0
Non-cash compensation expense related to equity awards	19.6	19.1
Total research, development and patent expenses	$197.8	$161.1

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

Our drug discovery expenses were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$24.6	$19.1
Non-cash compensation expense related to equity awards	3.9	4.1
Total drug discovery expenses	$28.5	$23.2

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2023 compared to the same period in 2022 as we continued to advance our research programs.

Index

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended March 31,
	2023	2022
TEGSEDI and WAYLIVRA	$—	$2.1
Eplontersen	37.0	27.0
Olezarsen	26.8	8.7
Donidalorsen	5.3	1.7
ION363	2.3	1.7
Other antisense development projects	19.1	29.5
Development overhead expenses	25.1	19.3
Total drug development expenses, excluding non-cash compensation expense related to equity awards	115.6	90.0
Non-cash compensation expense related to equity awards	8.8	8.6
Total drug development expenses	$124.4	$98.6

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our advancing late-stage pipeline and full or nearly full enrollment of multiple Phase 3 studies.

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

Our medical affairs expenses were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$4.3	$2.8
Non-cash compensation expense related to equity awards	1.0	0.3
Total medical affairs expenses	$5.3	$3.1

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2023 compared to the same period in 2022. We expect medical affairs expenses, excluding non-cash compensation expense related to equity awards, to increase in the remainder of 2023 as we advance our late-stage pipeline.

Index

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$14.7	$16.3
Non-cash compensation expense related to equity awards	2.1	2.7
Total manufacturing and development chemistry expenses	$16.8	$19.0

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended March 31,
	2023	2022
Personnel costs	$6.5	$5.1
Occupancy	7.3	4.0
Patent expenses	1.1	0.7
Insurance	0.9	0.9
Computer software and licenses	0.6	0.6
Other	2.6	2.5
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	19.0	13.8
Non-cash compensation expense related to equity awards	3.8	3.4
Total R&D support expenses	$22.8	$17.2

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily related to increased occupancy and personnel costs to support advancing our pipeline and our technology. In October 2022, we executed a sale and leaseback transaction for our headquarters in Carlsbad, California. As a result, beginning in the fourth quarter of 2022, our occupancy costs increased because we began incurring rent expense for these facilities.

Index

Selling, General and Administrative Expenses

SG&A expenses include personnel and outside costs associated with the pre-commercialization and commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations, and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA.

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$38.2	$27.1
Non-cash compensation expense related to equity awards	7.3	7.0
Total selling, general and administrative expenses	$45.5	$34.1

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2023 compared to the same period in 2022 due to increased expenses related to our go-to-market activities for eplontersen, olezarsen and donidalorsen.

Investment Income

Investment income for the three months ended March 31, 2023 was $18.6 million compared to $2.0 million for the same period in 2022. Our investment income increased primarily due to an increase in interest rates associated with our investments in debt securities and an increase in our cash balance during the three months ended March 31, 2023 compared to the same period in 2022. Our cash balance increased due to the $500 million upfront payment we received in January 2023 from our royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended March 31,
	2023	2022
Convertible notes:
Non-cash amortization of debt issuance costs	$1.3	$1.3
Interest expense payable in cash	0.2	0.2
Interest on mortgage for primary R&D and manufacturing facilities	0.1	0.6
Total interest expense	$1.6	$2.1

Interest Expense Related to Sale of Future Royalties

We recorded $15.5 million of interest expense related to the sale of future royalties in the three months ended March 31, 2023 as a result of the Royalty Pharma transaction, in which we sold a minority interest in our future royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to our condensed consolidated financial statements for further details.

Loss on Investments

We recorded a net loss on investments of $0.5 million for the three months ended March 31, 2023 compared to $6.6 million for the same period in 2022 due to changes in the fair value of our investments in privately held and publicly traded biotechnology companies.

Index

Income Tax Expense

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Additionally, we expect to reflect the royalty purchase agreement with Royalty Pharma as a taxable sale, requiring us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We recorded income tax expense of $11.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in income tax expense for the three months ended March 31, 2023, compared to the same period in 2022, relates primarily to the impact of the Royalty Pharma transaction.

Net Loss and Net Loss per Share

We had a net loss of $124.3 million for the three months ended March 31, 2023 compared to net loss of $65.2 million for the same period in 2022, which reflects the fluctuations discussed above. Our basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 was $0.87 and $0.46, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. From our inception through March 31, 2023, we have earned approximately $6.6 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through March 31, 2023, we have raised net proceeds of approximately $2.1 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2023, we have borrowed approximately $2.1 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, working capital and long-term obligations increased from December 31, 2022 to March 31, 2023. As discussed above, in the first quarter of 2023, we received an upfront payment of $500 million when we entered into a royalty purchase agreement with Royalty Pharma and recorded a corresponding long-term liability related to the sale of future royalties.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of March 31, 2023. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0 % Notes (principal payable)	$632.5	$—	$632.5
0.125% Notes (principal and interest payable)	550.2	0.7	549.5
Operating leases	294.6	20.1	274.5
Building mortgage payments (principal and interest payable)	10.6	0.5	10.1
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,488.7	$21.4	$1,467.3

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility leases, a facility mortgage, equipment financing arrangements and other obligations. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have excluded our gross unrecognized tax benefits from our contractual obligations table above. We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

Index

Convertible Debt and Call Spread

Refer to Part I, Item 1, Note 11, Convertible Debt, in the Notes to our condensed consolidated financial statements for the significant terms of each convertible debt instrument.

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

Operating Leases

Refer to our Leases accounting policy in Part IV, Item 15, Note 1 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to our condensed consolidated financial statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2023 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2023.

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

For details of legal proceedings, refer to Part I, Item 1, Note 12, Legal Proceedings, in the Notes to our condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Index

Summary of Risk Factors

There are a number of risks related to our business and our securities. Some of the principal risks related to our business include the following:

●	Our ability to generate substantial revenue from the sale of our medicines;
●	Τhe availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel;
●	The impacts of the COVID-19 pandemic and ongoing war between Russia and Ukraine; and
●	The other factors set forth below.

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

We currently rely on third parties for the commercialization of our marketed medicines, have limited experience as a company in commercializing medicines and will have to invest significant financial and management resources to develop the infrastructure required to successfully commercialize our medicines. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We will also need to scale-up existing internal support functions to aid our commercialization efforts, in particular, regulatory affairs and medical affairs. Any failure to effectively build or maintain the infrastructure required to successfully commercialize our medicines, including our sales, marketing, market access, distribution, and related capabilities, or scale-up our existing support functions, could adversely impact the revenue we generate from our medicines. In addition, if we choose to rely on third parties to assist us in commercializing our medicines, we may not be able to enter into collaborations or hire consultants or external service providers on acceptable financial terms, or at all. If we continue to engage third parties to assist us in the commercialization of our medicines, our product revenues and profitability may be lower than if we commercialized such medicines ourselves.

If the market does not accept our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, eplontersen and our other medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

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

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, economically unviable. If the pricing of any of our medicines decreases for any reason, it will reduce our revenue for such medicine. For example, Biogen has disclosed that SPINRAZA revenue has decreased in part due to lower pricing in the U.S. and certain rest of world markets.

Index

The degree of market acceptance for our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, depends upon a number of factors, including the:

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

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Accordingly, QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. In addition, third-party payers may never consider our future products as cost-effective and adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Index

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and foster scientific innovation to promote better health care and improved health. In addition, the Inflation Reduction Act of 2022, or the IRA, among other things, allows the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Our future product sales may be subject to additional discounts from list price in the form of rebates and discounts provided to 340B covered entities. Changes to the 340B program or to Medicare or Medicaid programs at the federal or state level, including outcomes of ongoing litigation in our industry, may impact our product prices and rebate liability. Further, in February 2023, in response to President Biden’s executive order released in October 2022, the Secretary of the U.S. Department of HHS selected three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center to help lower the high cost of drugs, promote accessibility to life-changing drug therapies and improve quality of care. It is unclear whether or how these selected models or similar policy initiatives will impact prescription drug pricing in the future.

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

If we or our partners fail to compete effectively, our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, and eplontersen, and our medicines in development, will not generate significant revenues.

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

These competitive developments could make our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, obsolete or non-competitive.

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen.

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

Index

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Patisiran, tafamidis, tafamidis meglumine and vutrisiran compete with TEGSEDI and could compete with eplontersen;
●	Acoramidis could compete with TEGSEDI and eplontersen;
●	ARO-APOC3, lomitapide and pegozafermin could compete with WAYLIVRA and olezarsen;
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, and NTLA-2002 could compete with donidalorsen;
●	Olpasiran and SLN360 could compete with pelacarsen; and
●	NI-204 could compete with QALSODY.

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

Following approval of a medicine, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of medicines. Promotional communications regarding prescription medicines must be consistent with the information in the product’s approved labeling. We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development.

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

Index

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

In addition, our collaboration with Biogen may not continue for various reasons. Biogen can terminate our collaboration at any time. If Biogen stops developing or commercializing SPINRAZA, we would have to seek or spend additional funding, and SPINRAZA’s commercialization may be harmed.

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

Index

Manufacturers, including us, must adhere to the FDA’s cGMP regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We, our partners and our contract manufacturers may not comply or maintain compliance with cGMP, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorizations for our medicines, including authorizations for QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, or could result in enforcement action after authorization that might limit the commercial success of our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development.

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that QALSODY (tofersen) did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring QALSODY were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen.

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

In addition, our current medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen are chemically similar to each other. As a result, a safety observation we encounter with one of our medicines could have, or be perceived by a regulatory authority to have, an impact on a different medicine we are developing. This could cause the FDA or other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have ongoing post-marketing studies for WAYLIVRA and TEGSEDI and an EAP for WAYLIVRA. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or ATTRv-PN, respectively, or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in our clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including QALSODY, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruptions caused by the COVID-19 pandemic, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●	AstraZeneca for the joint development and funding of eplontersen;
●	Novartis for development and funding of pelacarsen;
●	Biogen for development and funding of QALSODY;
●	Biogen for additional studies of SPINRAZA; and
●	GSK for development and funding of bepirovirsen.

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

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, bepirovirsen, eplontersen and pelacarsen.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the build-out of a new manufacturing facility. All of these activities will require significant cash. As of March 31, 2023, we had cash, cash equivalents and short-term investments equal to $2.3 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

●	successful commercialization of SPINRAZA, TEGSEDI and WAYLIVRA;
●	the profile and launch timing of our medicines, including QALSODY, bepirovirsen, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2023, we had an accumulated deficit of approximately $1.6 billion and stockholders’ equity of approximately $0.5 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, or any of our medicines in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, even through legal action.

If we or any licensor partner loses or cannot obtain patent protection for QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA or eplontersen, or any of our medicines in development, it could have a material adverse impact on our business.

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

Index

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

Index

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

Risks related to our securities and the global credit markets

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the impacts of the COVID-19 pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, bepirovirsen, donidalorsen, eplontersen, ION363, olezarsen and pelacarsen, the price of our securities could decrease.

Index

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2023, the market price of our common stock ranged from $48.82 to $31.46 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, the COVID-19 pandemic, the ongoing war between Russia and Ukraine and measures taken in response thereto and the recent failure of Silicon Valley Bank caused significant disruptions of global financial markets and resulted in increased volatility in the trading price of our common stock. In addition, industry factors may materially harm the market price of our common stock. Nasdaq, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

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

Index

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

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business, financial condition or stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions recently, including as a result of the ongoing COVID-19 pandemic and war between Russia and Ukraine and measures taken in response thereto, and more recently, the failure of Silicon Valley Bank. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth plans, financial performance or stock price. In addition, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. Furthermore, due to the rapidly rising inflation rate, we may experience significantly increased costs of goods and services for our business.

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

Index

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

Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1	Second Amended Non-Employee Director Compensation Policy.

10.2	Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, as amended on March 14, 2023.

10.3
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Restricted Stock Units granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, as amended on March 14, 2023.

10.4	HTT Research, Development, Option and License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of April. 8, 2013.

10.5
Royalty Purchase Agreement by and between the Registrant, Akcea Therapeutics, Inc. and Royalty Pharma Investments 2019 ICAV dated as of January 9, 2023. Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	May 3, 2023

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 3, 2023