Form 10-Q
period 2023-06-30
IONIS PHARMACEUTICALS INC
filed 2023-08-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of voting common stock outstanding as of August 3, 2023 was 143,326,208.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$424,790	$276,472
Short-term investments	1,960,598	1,710,397
Contracts receivable	27,956	25,538
Inventories	25,538	22,033
Other current assets	177,872	168,254
Total current assets	2,616,754	2,202,694
Property, plant and equipment, net	91,634	74,294
Right-of-use assets	176,718	181,544
Deposits and other assets	86,025	75,344
Total assets	$2,971,131	$2,533,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,021	$17,921
Accrued compensation	29,322	49,178
Accrued liabilities	104,745	140,101
Income taxes payable	24,732	6,249
Current portion of deferred contract revenue	96,252	90,577
Other current liabilities	8,903	7,535
Total current liabilities	287,975	311,561
Long-term deferred contract revenue	254,398	287,768
1.75 percent convertible senior notes, net	560,937	—
0 percent convertible senior notes, net	623,809	622,242
0.125 percent convertible senior notes, net	114,081	544,504
Liability related to sale of future royalties, net	510,174	—
Long-term lease liabilities	175,020	178,941
Long-term obligations	16,436	15,973
Total liabilities	2,542,830	1,960,989
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 143,167,414 and 142,057,736 shares issued and outstanding at June 30, 2023 (unaudited) and December 31, 2022, respectively	143	142
Additional paid-in capital	2,118,309	2,059,850
Accumulated other comprehensive loss	(50,913)	(57,480)
Accumulated deficit	(1,639,238)	(1,429,625)
Total stockholders’ equity	428,301	572,887
Total liabilities and stockholders’ equity	$2,971,131	$2,533,876

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$61,012	$59,627	$111,258	$113,444
Other commercial revenue	16,885	18,557	34,406	37,024
Total commercial revenue	77,897	78,184	145,664	150,468
Research and development revenue:
Collaborative agreement revenue	91,013	38,247	129,347	88,032
Eplontersen joint development revenue	19,501	17,360	43,924	37,210
Total research and development revenue	110,514	55,607	173,271	125,242
Total revenue	188,411	133,791	318,935	275,710

Expenses:
Cost of sales	2,537	4,745	3,880	8,914
Research, development and patent	229,927	180,758	427,740	341,884
Selling, general and administrative	46,142	33,802	91,658	67,929
Total operating expenses	278,606	219,305	523,278	418,727

Loss from operations	(90,195)	(85,514)	(204,343)	(143,017)

Other income (expense):
Investment income	20,792	3,403	39,419	5,396
Interest expense	(2,291)	(2,130)	(3,899)	(4,252)
Interest expense related to sale of future royalties	(17,655)	—	(33,170)	—
Gain (loss) on investments	718	(6,337)	189	(12,963)
Other income (expense)	11,183	(12,297)	11,414	(12,110)

Loss before income tax expense	(77,448)	(102,875)	(190,390)	(166,946)

Income tax expense	(7,842)	(2,260)	(19,223)	(3,354)

Net loss	$(85,290)	$(105,135)	$(209,613)	$(170,300)

Basic and diluted net loss per share	$(0.60)	$(0.74)	$(1.47)	$(1.20)
Shares used in computing basic and diluted net loss per share	143,098	141,794	142,918	141,697

 See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(85,290)	$(105,135)	$(209,613)	$(170,300)
Unrealized gains (losses) on debt securities, net of tax	(2,000)	(5,018)	6,393	(20,774)
Currency translation adjustment	70	(411)	174	(565)

Comprehensive loss	$(87,220)	$(110,564)	$(203,046)	$(191,639)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at March 31, 2022	141,753	$142	$1,983,078	$(48,578)	$(1,225,068)	$709,574
Net loss	—	—	—	—	(105,135)	(105,135)
Change in unrealized losses, net of tax	—	—	—	(5,018)	—	(5,018)
Foreign currency translation	—	—	—	(411)	—	(411)
Issuance of common stock in connection with employee stock plans	87	—	1,614	—	—	1,614
Stock-based compensation expense	—	—	24,502	—	—	24,502
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(9)	—	(400)	—	—	(400)
Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726

Balance at March 31, 2023	143,023	$143	$2,089,358	$(48,983)	$(1,553,948)	$486,570
Net loss	—	—	—	—	(85,290)	(85,290)
Change in unrealized losses, net of tax	—	—	—	(2,000)	—	(2,000)
Foreign currency translation	—	—	—	70	—	70
Issuance of common stock in connection with employee stock plans	144	—	2,390	—	—	2,390
Stock-based compensation expense	—	—	26,561	—	—	26,561
Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(170,300)	(170,300)
Change in unrealized losses, net of tax	—	—	—	(20,774)	—	(20,774)
Foreign currency translation	—	—	—	(565)	—	(565)
Issuance of common stock in connection with employee stock plans	935	1	3,461	—	—	3,462
Stock-based compensation expense	—	—	50,738	—	—	50,738
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(314)	—	(9,572)	—	—	(9,572)
Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726

Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(209,613)	(209,613)
Change in unrealized gains, net of tax	—	—	—	6,393	—	6,393
Foreign currency translation	—	—	—	174	—	174
Issuance of common stock in connection with employee stock plans	1,109	1	4,949	—	—	4,950
Stock-based compensation expense	—	—	53,510	—	—	53,510
Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(209,613)	$(170,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,225	7,484
Amortization of right-of-use operating lease assets	4,826	1,300
Amortization of other assets	1,244	1,197
Amortization of premium (discount) on investments, net	(12,481)	7,867
Amortization of debt issuance costs	2,966	2,688
Non-cash royalty revenue related to sale of royalties	(12,562)	—
Non-cash interest related to sale of future royalties	32,915	—
Stock-based compensation expense	53,510	50,738
Loss (gain) on investments	(301)	54
Gain on early retirement of debt	(11,292)	—
Non-cash losses related to disposal of property, plant and equipment	205	527
Non-cash losses related to other assets	570	951
Changes in operating assets and liabilities:
Contracts receivable	(2,254)	55,145
Inventories	(3,505)	4,995
Other current and long-term assets	(19,696)	(39)
Income taxes payable	18,483	(22)
Accounts payable	5,517	(2,672)
Accrued compensation	(19,856)	(13,825)
Accrued liabilities and other current liabilities	(37,562)	45,170
Deferred contract revenue	(27,695)	(41,004)
Net cash used in operating activities	(231,356)	(49,746)

Investing activities:
Purchases of short-term investments	(932,362)	(663,195)
Proceeds from sale of short-term investments	701,034	380,375
Purchases of property, plant and equipment	(22,483)	(6,040)
Acquisition of licenses and other assets, net	(2,314)	(1,993)
Net cash used in investing activities	(256,125)	(290,853)

Financing activities:
Proceeds from equity, net	4,950	3,462
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	—	(9,572)
Proceeds from issuance of 1.75 percent convertible senior notes	575,000	—
1.75 percent convertible senior notes issuance costs	(13,658)	—
Repurchase of $434.1 million principal amount of 0.125 percent convertible senior notes	(420,158)	—
Proceeds from sale of future royalties	500,000	—
Payments of transaction costs related to sale of future royalties	(10,434)	—
Principal payments on mortgage debt	(75)	—
Net cash provided by (used in) financing activities	635,625	(6,110)

Effects of exchange rates on cash	174	(565)

Net increase (decrease) in cash and cash equivalents	148,318	(347,274)
Cash and cash equivalents at beginning of period	276,472	869,191
Cash and cash equivalents at end of period	$424,790	$521,917

Supplemental disclosures of cash flow information:
Interest paid	$529	$1,544
Income taxes paid	$510	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$251	$1,121

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 on the same basis as the audited financial statements for the year ended December 31, 2022. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Liability Related to Sale of Future Royalties

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. Refer to Note 11, Liability Related to Sale of Future Royalties, for further details on the agreement.

Under our agreement with Royalty Pharma, we record upfront payments and milestone payments we receive from the sale of future royalties as a liability, net of transaction costs. We record royalty payments made to Royalty Pharma as a reduction of the liability and amortize the transaction costs over the estimated life of the royalty stream. We account for the associated interest expense under the effective interest rate method, while continuing to recognize the full amount of royalty revenue in the period in which the counterparty sells the related product and recognizes the related revenue.

We calculate the liability related to the sale of future royalties, effective interest rate and the related interest expense using our current estimate of anticipated future royalty payments under the arrangement, which we periodically reassess based on internal projections and information from our partners who are responsible for commercializing the medicines. If there is a material change in our estimate, we will prospectively adjust the liability related to the sale of future royalties, effective interest rate and the related interest expense.

Index
Recently Adopted Accounting Standards

We do not expect any recently issued accounting standards to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials:
Raw materials - clinical	$17,665	$17,061
Raw materials - commercial	5,585	2,699
Total raw materials	23,250	19,760
Work in process	2,092	2,109
Finished goods	196	164
Total inventory	$25,538	$22,033

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Clinical development expenses	$83,524	$116,460
In-licensing expenses	7,179	7,945
Commercial expenses	3,151	3,498
Other miscellaneous expenses	10,891	12,198
Total accrued liabilities	$104,745	$140,101

4. Revenues

During the three and six months ended June 30, 2023 and 2022, our revenues were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$61,012	$59,627	$111,258	$113,444
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	10,655	10,386	17,133	16,547
Licensing and other royalty revenue	6,230	8,171	17,273	20,477
Total other commercial revenue	16,885	18,557	34,406	37,024
Total commercial revenue	77,897	78,184	145,664	150,468
Research and development revenue:
Collaborative agreement revenue	91,013	38,247	129,347	88,032
Eplontersen joint development revenue	19,501	17,360	43,924	37,210
Total research and development revenue	110,514	55,607	173,271	125,242
Total revenue	$188,411	$133,791	$318,935	$275,710

Refer to Note 5, Collaborative Arrangements and Licensing Agreements, for further details on our collaborative agreement revenue.

Index
5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca, Biogen and GSK collaborations, which are our only collaborations with substantive changes during 2023 from those included in Part IV, Item 15, Note 7, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the joint development and commercialization of eplontersen for the treatment of transthyretin amyloidosis, or ATTR, and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through June 30, 2023, we have received nearly $610 million from these collaborations.

We are jointly developing and preparing to commercialize eplontersen with AstraZeneca in the U.S. In addition, we granted AstraZeneca exclusive rights to commercialize eplontersen outside the U.S. In the second quarter of 2023, we earned a $20 million license fee payment when we licensed rights to Latin America for eplontersen to AstraZeneca. We recognized the upfront payment in full in the second quarter of 2023 because AstraZeneca had full use of the license without any continuing involvement from us. We will achieve the next payment of up to $50 million upon the first regulatory approval under this collaboration.

Under our collaboration for cardiovascular, renal and metabolic diseases, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us. In the second quarter of 2023, we achieved a $20 million milestone payment when AstraZeneca initiated a Phase 2b study for ION839, an investigational ligand-conjugated antisense, or LICA, medicine designed to inhibit the production of patatin-like phospholipase domain-containing 3, or PNPLA3, protein. We recognized these milestone payments as R&D revenue in full in the second quarter of 2023 because we did not have any remaining performance obligations related to the milestone payments. We will achieve the next payment of up to $30 million if AstraZeneca licenses a medicine under this collaboration.

During the three and six months ended June 30, 2023 and 2022, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from our relationship with AstraZeneca	$59,501	$17,768	$83,926	$37,611
Percentage of total revenue	32%	13%	26%	14%

We did not have any deferred revenue from our relationship with AstraZeneca at June 30, 2023 or December 31, 2022.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. Under our 2013 strategic neurology collaboration, Biogen developed QALSODY (tofersen), our recently approved medicine to treat people with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. Under our collaborations, we and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases in addition to SMA and SOD1-ALS, including medicines in development to treat people with amyotrophic lateral sclerosis, or ALS, Angelman Syndrome, Alzheimer’s disease and Parkinson’s disease. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through June 30, 2023, we have received more than $3.6 billion in payments from our Biogen collaborations.

In the second quarter of 2023, we earned a $16 million milestone payment from Biogen when the FDA approved Biogen’s New Drug Application, or NDA, for QALSODY. We recognized this milestone payment as R&D revenue in full in the second quarter of 2023 because we did not have any remaining performance obligations related to the milestone payment. Under our collaboration agreement with Biogen, we are eligible to receive tiered royalties ranging from 11 percent to 15 percent on sales of QALSODY. Following the NDA approval in April 2023, we began earning royalties from QALSODY sales, which we recognize as other commercial revenue in our condensed consolidated statements of operations. We will achieve the next milestone payment for QALSODY of $20 million if the European Medicines Agency approves Biogen’s Marketing Authorization Application filing of QALSODY.

Index
During the three and six months ended June 30, 2023 and 2022, we earned the following revenue from our relationship with Biogen (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from our relationship with Biogen	$97,402	$76,887	$167,903	$170,754
Percentage of total revenue	52%	58%	53%	62%

Our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 included deferred revenue of $323.1 million and $351.2 million, respectively, from our relationship with Biogen.

GSK

In March 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Our collaboration with GSK currently includes bepirovirsen, our medicine in development targeting hepatitis B virus, or HBV. We designed this medicine to reduce the production of viral proteins associated with HBV infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program. From inception through June 30, 2023, we have received more than $105 million in an upfront payment and payments related to the HBV program.

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

During the three and six months ended June 30, 2023 and 2022, we earned the following revenue from our relationship with GSK (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from our relationship with GSK	$—	$—	$15,000	$—
Percentage of total revenue	0%	0%	5%	0%

We did not have any deferred revenue from our relationship with GSK at June 30, 2023 or December 31, 2022.

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and six months ended June 30, 2023 and 2022 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three and six months ended June 30, 2023 and 2022, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1.75 percent convertible senior notes, or 1.75% Notes;
●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

Index
Additionally, as of June 30, 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2023:

One year or less	77%
After one year but within two years	16%
After two years but within three and a half years	7%
Total	100%

As illustrated above, at June 30, 2023, 93 percent of our available-for-sale securities had a maturity of less than two years.

All of our available-for-sale debt securities are available to us for use in our current operations. As a result, we categorize all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

We invest in debt securities with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor’s, Moody’s or Fitch, respectively.

At June 30, 2023, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
June 30, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$605,532	$25	$(4,763)	$600,794
Debt securities issued by U.S. government agencies	281,703	4	(1,314)	280,393
Debt securities issued by the U.S. Treasury (1)	622,829	6	(5,031)	617,804
Debt securities issued by states of the U.S. and political subdivisions of the states	42,230	—	(269)	41,961
Total debt securities with a maturity of one year or less	1,552,294	35	(11,377)	1,540,952
Corporate debt securities	220,569	133	(5,135)	215,567
Debt securities issued by U.S. government agencies	39,443	—	(870)	38,573
Debt securities issued by the U.S. Treasury	194,967	—	(3,659)	191,308
Debt securities issued by states of the U.S. and political subdivisions of the states	12,000	66	(235)	11,831
Total debt securities with a maturity of more than one year	466,979	199	(9,899)	457,279
Total available-for-sale debt securities	$2,019,273	$234	$(21,276)	$1,998,231
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$253	$(3,928)	$8,222
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,254	(9,053)	51,213
Total available-for-sale debt and equity securities	$2,054,285	$25,488	$(30,329)	$2,049,444

Index
	Amortized	Gross Unrealized		Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$513,790	$23	$(4,365)	$509,448
Debt securities issued by U.S. government agencies	133,585	—	(1,829)	131,756
Debt securities issued by the U.S. Treasury (1)	512,655	23	(5,124)	507,554
Debt securities issued by states of the U.S. and political subdivisions of the states	57,484	18	(686)	56,816
Other municipal debt securities	6,008	—	(14)	5,994
Total debt securities with a maturity of one year or less	1,223,522	64	(12,018)	1,211,568
Corporate debt securities	227,631	14	(10,143)	217,502
Debt securities issued by U.S. government agencies	34,339	—	(1,040)	33,299
Debt securities issued by the U.S. Treasury	245,030	—	(4,109)	240,921
Debt securities issued by states of the U.S. and political subdivisions of the states	18,314	116	(329)	18,101
Total debt securities with a maturity of more than one year	525,314	130	(15,621)	509,823
Total available-for-sale debt securities	$1,748,836	$194	$(27,639)	$1,721,391
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$—	$(1,358)	$10,539
Privately held equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	35,012	17,257	(1,358)	50,911
Total available-for-sale debt and equity securities	$1,783,848	$17,451	$(28,997)	$1,772,302

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the six months ended June 30, 2023, we recognized a $2.3 million unrealized loss in our condensed consolidated statements of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the six months ended June 30, 2023, we recorded a net gain of $2.6 million in our condensed consolidated statements of operations related to changes in the fair value of our investments in privately held companies.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2023 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	406	$512,975	$(2,381)	$238,238	$(7,517)	$751,213	$(9,898)
Debt securities issued by U.S. government agencies	86	265,446	(1,208)	36,037	(976)	301,483	(2,184)
Debt securities issued by the U.S. Treasury	70	674,046	(6,202)	103,565	(2,488)	777,611	(8,690)
Debt securities issued by states of the U.S. and political subdivisions of the states	130	25,394	(183)	22,593	(321)	47,987	(504)
Total temporarily impaired securities	692	$1,477,861	$(9,974)	$400,433	$(11,302)	$1,878,294	$(21,276)

We believe that the decline in value of these securities is temporary and is primarily related to the change in market interest rates since purchase rather than underlying credit deterioration for any of the issuers. We believe it is more likely than not that we will be able to hold our debt securities with declines in value to maturity. Therefore, we intend to hold these securities to maturity and anticipate full recovery of our debt securities’ amortized cost basis at maturity.

Index
8.  Fair Value Measurements

The following tables present the major security types we held at June 30, 2023 and December 31, 2022 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$316,359	$316,359	$—
Corporate debt securities (2)	816,361	—	816,361
Debt securities issued by U.S. government agencies (3)	318,966	—	318,966
Debt securities issued by the U.S. Treasury (4)	809,112	809,112	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	53,792	—	53,792
Publicly traded equity securities included in other current assets (5)	8,222	8,222	—
Total	$2,322,812	$1,133,693	$1,189,119

	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$211,655	$211,655	$—
Corporate debt securities (6)	726,950	—	726,950
Debt securities issued by U.S. government agencies (4)	165,055	—	165,055
Debt securities issued by the U.S. Treasury (4)	748,475	748,475	—
Debt securities issued by states of the U.S. and political subdivisions of the states (4)	74,917	—	74,917
Other municipal debt securities (4)	5,994	—	5,994
Publicly traded equity securities included in other current assets (5)	10,539	10,539	—
Total	$1,943,585	$970,669	$972,916

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheets.

(2)	$33.7 million was included in cash and cash equivalents, with the difference included in short-term investments, in our condensed consolidated balance sheets.

(3)	$4.0 million was included in cash and cash equivalents, with the difference included in short-term investments, in our condensed consolidated balance sheets.

(4)	Included in short-term investments in our condensed consolidated balance sheets.

(5)	Included in other current assets in our condensed consolidated balance sheets.

(6)	$11.0 million was included in cash and cash equivalents, with the difference included in short-term investments, in our condensed consolidated balance sheets.

Convertible Notes

Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $576.3 million, $599.8 million and $107.5 million at June 30, 2023, respectively. Our 0% Notes and 0.125% Notes had a fair value of $587.3 million and $498.9 million at December 31, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

Index
9. Stock-based Compensation Expense

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

We recognize compensation expense for stock options, RSUs, PRSUs and stock purchase rights under the ESPP using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were in substance multiple awards, which results in the expense being front-loaded over the vesting period.

For the six months ended June 30, 2023 and 2022, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.6%	1.8%
Dividend yield	0.0%	0.0%
Volatility	47.3%	55.1%
Expected life	6.3 years	6.3 years

ESPP:
	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	5.2%	0.6%
Dividend yield	0.0%	0.0%
Volatility	36.7%	50.2%
Expected life	6 months	6 months

RSUs:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. The RSUs we granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2023 and 2022 was $39.50 and $34.38 per share, respectively.

Index
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

We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. The weighted-average grant date fair value of PRSUs granted to our executive officers for the six months ended June 30, 2023 and 2022 were $58.99 and $42.28 per share, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$118	$53	$237	$213
Research, development and patent expense	19,249	18,500	38,816	37,582
Selling, general and administrative expense	7,194	5,949	14,457	12,943
Total stock-based compensation expense	$26,561	$24,502	$53,510	$50,738

As of June 30, 2023, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $50.5 million, $70.7 million and $8.4 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.9 years, respectively.

10.  Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Additionally, we expect to reflect the royalty purchase agreement with Royalty Pharma as a taxable sale, requiring us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023. The resulting tax liability is partially offset by the utilization of our R&D tax credits.

We recorded income tax expense of $7.8 million and $19.2 million for the three and six months ended June 30, 2023, respectively, compared to $2.3 million and $3.4 million for the same periods in 2022, respectively. The increase in income tax expense for the three months and six months ended June 30, 2023, compared to the same periods in 2022, relates primarily to the impact of the Royalty Pharma transaction.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Index
11. Liability Related to Sale of Future Royalties

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of June 30, 2023, the estimated effective interest rate under the agreement was 13.5 percent.

The following is a summary of our liability related to sale of future royalties for the six months ended June 30, 2023 (in thousands):

Proceeds from sale of future royalties	$500,000
Royalty payments to Royalty Pharma	(12,562)
Interest expense related to sale of future royalties	32,915
Liability related to sale of future royalties as of June 30, 2023	520,353
Issuance costs related to sale of future royalties	(10,434)
Amortization of issuance costs related to sale of future royalties as of June 30, 2023	255
Net liability related to sale of future royalties as of June 30, 2023	$510,174

There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of royalty payments from Biogen and Novartis, and result in changes to our estimate of future royalty payments to Royalty Pharma. Such factors include, but are not limited to, the commercial sales of SPINRAZA, the regulatory approval and commercial sales of pelacarsen, competing products or other significant events.

12. Convertible Debt

1.75 Percent Convertible Senior Notes

In June 2023, we completed a $575.0 million offering of convertible senior notes. We used $420.4 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $434.1 million in principal of our 0.125% Notes. We expect to use the residual net proceeds to settle the 0.125% Notes that remain outstanding.

At June 30, 2023, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$14.1
Maturity date	June 2028
Interest rate	1.75 percent
Effective interest rate	2.3 percent
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used $257.0 million of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% convertible senior notes, or 1% Notes.

Index
At June 30, 2023, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$8.7
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes and Call Spread

As discussed above, in June 2023, we repurchased $434.1 million of our 0.125% Notes. As a result, the remaining principal balance of our 0.125% Notes was $114.8 million as of June 30, 2023. Additionally, we recorded a $11.3 million gain on the early retirement of debt, which we recorded as other income in our condensed consolidated statements of operations. The gain on the early retirement of our debt is the difference between the amount paid to repurchase our 0.125% Notes and the net carrying balance of the liability at the time that we completed the repurchase.

At June 30, 2023, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$114.8
Unamortized debt issuance costs	$0.7
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	1.4

In conjunction with the issuance of our 0.125% Notes in December 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants. Following the repurchase of $434.1 million of our 0.125% Notes in June 2023, the note hedges and warrants remain outstanding.

Index
We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Other Terms of Convertible Senior Notes

The 1.75%, 0% and 0.125% Notes are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

13. Legal Proceedings

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

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of QALSODY (tofersen), SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, ulefnersen (ION363), pelacarsen, bepirovirsen, IONIS-FB-LRx, our technologies and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2022, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We were founded over 30 years ago to deliver innovative medicines for diseases with great medical need. Today, we are building on our advancements in RNA-targeted therapeutics to move us closer to achieving our vision to be the leader in genetic medicines. We believe our medicines have the potential to pioneer new markets, change standards of care and transform the lives of people with devastating diseases. We currently have four marketed medicines: QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA. On April 25, 2023, the U.S. Food and Drug Administration, or FDA, granted Biogen accelerated approval of QALSODY for the treatment of superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. Additionally, the FDA accepted our New Drug Application, or NDA, of eplontersen for polyneuropathy caused by hereditary TTR amyloidosis, or ATTRv-PN. Eplontersen’s Prescription Drug User Fee Act, or PDUFA, date is December 22, 2023. We also have a rich innovative late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. For the second consecutive quarter, we expanded our late-stage pipeline with the start of Roche’s Phase 3 study of IONIS-FB-LRx in patients with immunoglobulin A nephropathy, or IgAN, in the second quarter of 2023. Prior to this, GSK initiated a Phase 3 program of bepirovirsen in the first quarter of 2023.

We believe our substantial and sustainable revenue and strong balance sheet enable us to continue investing in our commercial readiness efforts for multiple late-stage programs and our innovative pipeline. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through June 30, 2023, we have earned more than $1.9 billion in revenues from our SPINRAZA collaboration, including more than $1.5 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with polyneuropathy caused by ATTRv-PN, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the United States, or U.S., and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi, and in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

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

QALSODY is an antisense medicine that received accelerated approval in April 2023 from the FDA for the treatment of adult patients with SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. Our partner, Biogen, is responsible for commercializing QALSODY worldwide. The European Medicines Agency, or EMA, is currently reviewing QALSODY for approval in the EU.

Medicines in Registration and Phase 3 Studies

We currently have eight medicines in Phase 3 studies for ten indications, which include:

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
●
In July 2023, we reported positive results from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN showing eplontersen continued to halt neuropathy disease progression and improve quality of life through 85 weeks

●	In July 2023, we completed enrollment of the Phase 3 CARDIO-TTRansform study of eplontersen in patients with ATTR-CM

●	Olezarsen: our medicine in development for FCS and severe hypertriglyceridemia, or SHTG
o
We are currently conducting a broad Phase 3 development program for olezarsen that includes the Phase 3 BALANCE study in patients with FCS and three Phase 3 studies supporting development for the treatment of SHTG: CORE, CORE2 and ESSENCE

●	We remain on track for data from the Phase 3 BALANCE FCS study in the second half of 2023
●	In January 2023, the FDA granted olezarsen fast track designation for the treatment of patients with FCS

●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We are currently conducting the Phase 3 OASIS-HAE study in patients with HAE and the Phase 3 OASIS-Plus supportive study for HAE patients previously treated with other prophylactic therapies
●	In June 2023, we completed enrollment of the Phase 3 OASIS-HAE study of donidalorsen in patients with hereditary angioedema; we remain on track for data in the first half of 2024
●	We reported positive data from the Phase 2 study and Phase 2 open-label extension, or OLE, study throughout 2022 and early 2023, including new topline two-year OLE data in June 2023

●	Ulefnersen (ION363): our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS
o	We are currently conducting a Phase 3 study of ulefnersen in juvenile and adult patients with FUS-ALS

●	QALSODY: our medicine to treat patients with SOD1-ALS that is approved in the U.S., under regulatory review in the EU and in development for presymptomatic patients
o	In April 2023, the FDA granted Biogen accelerated approval of QALSODY for patients with SOD1-ALS
o	The EMA is currently reviewing QALSODY’s Marketing Authorization Application, or MAA, in the EU

Index

●	Pelacarsen: our medicine in development to treat patients with elevated lipoprotein(a), or Lp(a) and cardiovascular disease
o	Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with established cardiovascular disease and elevated Lp(a)
●	In July 2022, Novartis achieved full enrollment in the Lp(a) HORIZON study

●	Bepirovirsen: our medicine in development for hepatitis B virus, or HBV
o	GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV
●	GSK presented durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV

●	IONIS-FB-LRx: our medicine in development for IgAN and geographic atrophy, or GA
o	In the second quarter of 2023, Roche advanced IONIS-FB-LRx into Phase 3 development in patients with IgAN
o	In November 2022, we presented positive data from a Phase 2 study of IONIS-FB-LRx in patients with IgAN
o	In June 2023, we completed enrollment in the Phase 2 GOLDEN study of IONIS-FB-LRx in patients with GA

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

There have been no other material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$188.4	$133.8	$318.9	$275.7
Total operating expenses	$278.6	$219.3	$523.3	$418.7
Loss from operations	$(90.2)	$(85.5)	$(204.3)	$(143.0)
Net loss	$(85.3)	$(105.1)	$(209.6)	$(170.3)

Index

Revenue

Total revenues for the three and six months ended June 30, 2023 were $188.4 million and $318.9 million, respectively, compared to $133.8 million and $275.7 million for the same periods in 2022 and were comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$61.0	$59.6	$111.3	$113.4
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	10.7	10.4	17.1	16.6
Licensing and other royalty revenue	6.2	8.2	17.3	20.5
Total other commercial revenue	16.9	18.6	34.4	37.1
Total commercial revenue	77.9	78.2	145.7	150.5
R&D revenue:
Amortization from upfront payments	15.1	18.4	28.8	35.8
Milestone payments	51.1	17.7	73.6	44.9
License fees	20.0	—	20.0	2.0
Other services	4.8	2.1	6.9	5.3
Collaborative agreement revenue	91.0	38.2	129.3	88.0
Eplontersen joint development revenue	19.5	17.4	43.9	37.2
Total R&D revenue	110.5	55.6	173.2	125.2
Total revenue	$188.4	$133.8	$318.9	$275.7

Our revenue increased in the second quarter and first half of 2023 compared to the same periods in 2022 because of increased payments from partnered programs. We believe our substantial and sustainable revenue is an important source of funding that supports our investments to bring potentially transformational medicines to the market.

Commercial revenue for the second quarter and first half of 2023 included $61 million and $111 million from SPINRAZA royalties, respectively. Global SPINRAZA product sales of $437 million and $880 million were essentially flat for the second quarter and first half of 2023, respectively, compared to the same periods in 2022, reflecting SPINRAZA’s resilience against emerging competition. Our commercial revenue in the second quarter and first half of 2023 also included royalties from the U.S. launch of QALSODY.

R&D revenue essentially doubled for the second quarter of 2023 and increased more than 35% for the first half of 2023 compared to the same periods in 2022 as numerous partnered programs advanced.

Eplontersen Collaboration with AstraZeneca

Our financial results for the three and six months ended June 30, 2023 and 2022 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

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

Index

Our revenue and expenses under this collaboration were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Eplontersen joint development revenue	$19.5	$17.4	$43.9	$37.2
Research and development expenses related to Phase 3 development expenses for eplontersen	38.3	35.0	85.4	71.1
Medical affairs expenses for eplontersen	1.1	0.5	1.8	0.8
Commercialization expenses for eplontersen	2.5	0.5	3.8	0.7

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses, excluding non-cash compensation expense related to equity awards	$252.1	$194.8	$469.8	$367.9
Non-cash compensation expense related to equity awards	26.5	24.5	53.5	50.8
Total operating expenses	$278.6	$219.3	$523.3	$418.7

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three and six months ended June 30, 2023 increased compared to the same periods in 2022. Our R&D expenses increased as we advanced our pipeline, which included an increase in the costs associated with our clinical studies as most of our Phase 3 studies were either fully enrolled or approaching full enrollment at the end of June 2023. Our SG&A expenses increased due to expenses related to our go-to-market activities for eplontersen, olezarsen and donidalorsen. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2023 as we continue to advance our late-stage medicines in development and prepare for commercialization.

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

Our cost of sales were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.4	$4.6	$3.7	$8.6
Non-cash compensation expense related to equity awards	0.1	0.1	0.2	0.3
Total cost of sales	$2.5	$4.7	$3.9	$8.9

Index

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$210.7	$162.3	$388.9	$304.3
Non-cash compensation expense related to equity awards	19.2	18.5	38.8	37.6
Total research, development and patent expenses	$229.9	$180.8	$427.7	$341.9

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

Our drug discovery expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$27.6	$24.5	$52.2	$43.6
Non-cash compensation expense related to equity awards	4.0	4.5	7.9	8.6
Total drug discovery expenses	$31.6	$29.0	$60.1	$52.2

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2023 compared to the same periods in 2022 as we continued to advance our research programs.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TEGSEDI and WAYLIVRA	$2.6	$3.4	$2.6	$5.5
Eplontersen	28.7	24.3	65.7	51.3
Olezarsen	31.3	12.7	58.1	21.4
Donidalorsen	7.2	1.9	12.5	3.6
Ulefnersen (ION363)	2.9	1.8	5.2	3.5
Other development projects	34.1	30.6	53.2	60.1
Development overhead expenses	30.4	21.5	55.5	40.8
Total drug development, excluding non-cash compensation expense related to equity awards	137.2	96.2	252.8	186.2
Non-cash compensation expense related to equity awards	8.3	7.0	17.1	15.6
Total drug development expenses	$145.5	$103.2	$269.9	$201.8

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to our advancing late-stage pipeline and full or nearly full enrollment of multiple Phase 3 studies.

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

Medical Affairs

Our medical affairs function is responsible for funding and coordinating investigator-sponsored trials, communicating scientific and clinical information to healthcare providers, medical professionals and patients, and managing publications.

Our medical affairs expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$4.5	$4.8	$8.8	$7.6
Non-cash compensation expense related to equity awards	0.9	0.4	1.9	0.7
Total medical affairs expenses	$5.4	$5.2	$10.7	$8.3

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, was relatively consistent in the three and six months ended June 30, 2023 compared to the same periods in 2022. We expect medical affairs expenses, excluding non-cash compensation expense related to equity awards, to increase in the remainder of 2023 as we advance our late-stage pipeline.

Manufacturing and Development Chemistry

Expenditures in our manufacturing and development chemistry function consist primarily of personnel costs, specialized chemicals for oligonucleotide manufacturing, validation batches to support regulatory approvals, laboratory supplies and outside services. Our manufacturing and development chemistry function is responsible for providing drug supplies to drug development and our collaboration partners. Our manufacturing procedures include testing to satisfy good laboratory and good manufacturing practice requirements.

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$22.2	$23.1	$36.9	$39.4
Non-cash compensation expense related to equity awards	2.2	2.6	4.3	5.3
Total manufacturing and development chemistry expenses	$24.4	$25.7	$41.2	$44.7

Index

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel costs	$6.7	$5.0	$13.2	$10.1
Occupancy	6.9	4.2	14.2	8.2
Patent expenses	0.8	1.5	1.9	2.2
Insurance	0.9	0.9	1.8	1.8
Computer software and licenses	0.6	0.4	1.2	1.0
Other	3.3	1.7	5.9	4.2
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	19.2	13.7	38.2	27.5
Non-cash compensation expense related to equity awards	3.8	4.0	7.6	7.4
Total R&D support expenses	$23.0	$17.7	$45.8	$34.9

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily related to increased occupancy and personnel costs to support advancing our pipeline and our technology. In October 2022, we executed a sale and leaseback transaction for our headquarters in Carlsbad, California. As a result, beginning in the fourth quarter of 2022, our occupancy costs increased because we began incurring rent expense for these facilities.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$38.9	$27.9	$77.2	$55.0
Non-cash compensation expense related to equity awards	7.2	5.9	14.5	12.9
Total selling, general and administrative expenses	$46.1	$33.8	$91.7	$67.9

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increased expenses related to our go-to-market activities for eplontersen, olezarsen and donidalorsen.

Index

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income	$20.8	$3.4	$39.4	$5.4

Our investment income increased primarily due to an increase in interest rates associated with our investments in debt securities and an increase in our cash available for investment during the three and six months ended June 30, 2023 compared to the same periods in 2022. Our cash balance increased due to the $500 million upfront payment we received in January 2023 from our royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, and net proceeds we received from the debt offering in June 2023.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible notes:
Non-cash amortization of debt issuance costs	$1.4	$1.3	$2.7	$2.7
Interest expense payable in cash	0.8	0.2	1.0	0.3
Interest on mortgage for primary R&D and manufacturing facilities	0.1	0.6	0.2	1.3
Total interest expense	$2.3	$2.1	$3.9	$4.3

In June 2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $434.1 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes increased because we began incurring interest expense for our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $17.7 million and $33.2 million of interest expense related to the sale of future royalties in the three and six months ended June 30, 2023, respectively, as a result of the Royalty Pharma transaction, in which we sold a minority interest in our future royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to our condensed consolidated financial statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on investments	$0.7	$(6.3)	$0.2	$(13.0)

The period-over-period fluctuations in our gain (loss) on investments were driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies. The loss on investments in the three and six months ended June 30, 2022 was primarily driven by losses on our investments in publicly traded biotechnology companies.

Index

Other Expense

In the three months ended June 30, 2023, we completed a $575.0 million offering of our 1.75% Notes and used $420.4 million of the net proceeds to repurchase $434.1 million in principal of our 0.125% Notes. As a result, we recorded an $11.3 million gain on early retirement of debt, which reflects the difference between the amount we paid to repurchase a portion of our 0.125% Notes and the net carrying balance of the liability at the time that we repurchased the debt. Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to our condensed consolidated financial statements for further details regarding our convertible debt.

In the second quarter of 2022, we recorded a non-operating expense of $12.5 million related to a settlement agreement for a litigation claim that we determined to be probable and estimable as of June 30, 2022. Refer to Part IV, Item 15, Note 9, Legal Proceedings, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding the litigation.

Income Tax Expense

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or TCJA, requires taxpayers to amortize research and development expenditures over five years pursuant to Internal Revenue Code, or IRC, Section 174. Additionally, we expect to reflect the royalty purchase agreement with Royalty Pharma as a taxable sale, requiring us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023. The resulting tax liability is partially offset by the utilization of our R&D tax credits.

We recorded income tax expense of $7.8 million and $19.2 million for the three and six months ended June 30, 2023, respectively, compared to $2.3 million and $3.4 million for the same periods in 2022, respectively. The increase in income tax expense for the three months and six months ended June 30, 2023, compared to the same periods in 2022, relates primarily to the impact of the Royalty Pharma transaction.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $85.3 million and $209.6 million for the three and six months ended June 30, 2023, respectively. We had a net loss of $105.1 million and $170.3 million for the same periods in 2022. The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above. Basic and diluted net loss per share for the three and six months ended June 30, 2023 were $0.60 and $1.47, respectively, compared to $0.74 and $1.20 for the same periods in 2022.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from royalties, most notably from SPINRAZA, and TEGSEDI and WAYLIVRA commercial revenue. From our inception through June 30, 2023, we have earned approximately $6.7 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through June 30, 2023, we have raised net proceeds of approximately $2.1 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2023, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, working capital and long-term obligations increased from December 31, 2022 to June 30, 2023. As discussed above, in the second quarter of 2023, we issued $575.0 million of 1.75% Notes (due in June 2028) and repurchased $434.1 million of the $548.8 million principal of our 0.125% Notes. In the first quarter of 2023, we received an upfront payment of $500.0 million when we entered into a royalty purchase agreement with Royalty Pharma and recorded a corresponding long-term liability related to the sale of future royalties.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of June 30, 2023. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Index

Contractual Obligations

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$625.4	$10.1	$615.3
0% Notes (principal payable)	632.5	—	632.5
0.125% Notes (principal and interest payable)	114.9	0.1	114.8
Operating leases	289.6	20.2	269.4
Building mortgage payments (principal and interest payable)	10.5	0.5	10.0
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,673.7	$31.0	$1,642.7

Our contractual obligations consist primarily of our convertible debt. In addition, we also have facility leases, a facility mortgage, equipment financing arrangements and other obligations. We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

Convertible Debt and Call Spread

Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to our condensed consolidated financial statements for the significant terms of each convertible debt instrument.

Operating Facilities

In July 2017, we purchased the building that houses our primary R&D facility for $79.4 million and our manufacturing facility for $14.0 million. We financed the purchase of these two facilities with mortgage debt of $60.4 million in total. Our manufacturing facility mortgage, which has an interest rate of 4.20 percent, matures in August 2027.

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. Under the agreements, we sold and leased back the facilities at our headquarters location in Carlsbad, California and will sell, subject to meeting certain closing conditions, two lots of undeveloped land adjacent to our headquarters. We sold the facilities at our headquarters, which includes our primary R&D facility, for a total purchase price of $263.4 million and we expect to receive total proceeds of $33.0 million upon the close of the sale of the two lots. We used a portion of the sale proceeds to extinguish our mortgage debt on our primary R&D facility of $51.3 million.

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. The lessor will develop and construct a 217,000-square-foot building, composed of manufacturing space, office space, research and development space and warehouse space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 20 years and 3 months with options to extend the lease for two additional terms of 10 years each. The lease will commence when the lessor’s construction is complete and we are able to begin constructing tenant improvements. Under the lease, the lessor was to commence grading of the land upon which our building is to be constructed on or before July 31, 2023. Because the lessor did not commence grading of the land on or before July 31, 2023, we sent a notice of termination to the lessor on August 1, 2023. If the lessor does not commence grading of the land by August 31, 2023, the lease will terminate. We do not believe the potential termination of the lease will impact our ability to successfully commercialize our medicines.

Index

Operating Leases

Refer to our Leases accounting policy in Part IV, Item 15, Note 4, Long-Term Obligations and Commitments, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to our condensed consolidated financial statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2023 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2023.

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

For details of legal proceedings, refer to Part I, Item 1, Note 13, Legal Proceedings, in the Notes to our condensed consolidated financial statements.

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

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, economically unviable. If the pricing of any of our medicines decreases for any reason, it will reduce our revenue for such medicine. For example, Biogen has in the past disclosed that SPINRAZA revenue decreased in part due to lower pricing in the U.S. and certain rest-of-world markets.

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

For example, TEGSEDI requires periodic blood and urine monitoring and is available in the U.S. only through a risk evaluation and mitigation strategy (“REMS”) program. In addition, the product label for TEGSEDI in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis. Our main competitors in the U.S. market for TEGSEDI are patisiran and vutrisiran, both marketed by Alnylam Pharmaceuticals, Inc. Neither patisiran nor vutrisiran has a boxed warning nor does either require use of a REMS program. Additionally, the product label for WAYLIVRA in the European Union, or EU, requires regular blood monitoring. In each case, these label requirements have negatively affected our ability to attract and retain patients for these medicines. If we or our partner cannot effectively maintain patients on TEGSEDI or WAYLIVRA, including due to limitations or restrictions on the ability to conduct periodic blood and urine monitoring of our patients as a result of the COVID-19 pandemic, we may not be able to generate substantial revenue from TEGSEDI or WAYLIVRA sales.

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

Index

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. In addition, the Inflation Reduction Act of 2022, or the IRA, among other things, allows the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. Our future product sales may be subject to additional discounts from list price in the form of rebates and discounts provided to covered entities under the Public Health Service Act 340B drug pricing program. Changes to the 340B program or to Medicare or Medicaid programs at the federal or state level, including outcomes of ongoing litigation in our industry, may impact our product prices and rebate liability. Further, in February 2023, in response to President Biden’s executive order released in October 2022, the Secretary of the U.S. Department of HHS selected three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center to help lower the high cost of drugs, promote accessibility to life-changing drug therapies and improve quality of care. It is unclear whether or how these selected models or similar policy initiatives will impact prescription drug pricing in the future.

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

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, and eplontersen, and our other medicines in development.

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

SPINRAZA injection for intrathecal use is an antisense medicine indicated for the treatment of SMA patients of all ages approved in over 50 countries. Specifically, SPINRAZA faces competition from onasemnogene abeparvovec, a gene therapy product that was approved in the U.S. in May 2019 and in the EU in May 2020 for the treatment of SMA, as well as risdiplam, an oral product for the treatment of SMA that was approved in the U.S. in August 2020 and in the EU in March 2021. Biogen has in the past disclosed that SPINRAZA revenue decreased due to a reduction in demand as a result of increased competition and that future sales of SPINRAZA may be adversely affected by competing products.

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

Index

We depend on our collaborations with Biogen for the development and commercialization of SPINRAZA and QALSODY.*

We have entered into separate collaborative arrangements with Biogen to develop and commercialize SPINRAZA and QALSODY. We entered into these collaborations primarily to:

●	fund our development activities for SPINRAZA and QALSODY;
●	seek and obtain regulatory approvals for SPINRAZA and QALSODY; and
●	successfully commercialize SPINRAZA and QALSODY.

We are relying on Biogen to obtain additional regulatory approvals for SPINRAZA and QALSODY, generate additional clinical data for SPINRAZA and QALSODY, manufacture SPINRAZA and QALSODY, successfully launch QALSODY and continue to successfully commercialize SPINRAZA. In general, we cannot control the amount and timing of resources that Biogen devotes to our collaborations. If Biogen fails to further develop SPINRAZA or QALSODY, obtain additional regulatory approvals for SPINRAZA or QALSODY, manufacture SPINRAZA or QALSODY, successfully launch QALSODY or continue to successfully commercialize SPINRAZA, or if Biogen’s efforts in any of these respects are ineffective, revenues for SPINRAZA or QALSODY would be negatively affected.

In addition, our collaborations with Biogen may not continue for various reasons. Biogen can terminate our collaborations at any time. If Biogen stops developing or commercializing SPINRAZA or QALSODY, we would have to seek or spend additional funding, and SPINRAZA’s or QALSODY’s commercialization may be harmed.

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

If we are not successful in expanding our manufacturing capabilities or cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To that end, in 2022 we entered into a lease agreement (“Lease”) with a lessor to construct a new manufacturing facility in Oceanside, California to expand our manufacturing infrastructure. However, because the lessor missed a key milestone under the Lease, we sent a notice of termination to the lessor on August 1, 2023. If the lessor does not achieve the key milestone by August 31, 2023, the Lease will terminate. While it remains important to expand our manufacturing infrastructure in the future, we believe our current capabilities and those we obtain through third-party manufacturers will support our manufacturing needs while we secure a suitable alternative for our manufacturing facility.  When we do secure a suitable alternative, we will incur substantial expenditures to build the new manufacturing facility and, following its completion, will likely need to hire and train additional staff to operate the facility. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future and we will not realize the value of our investment in the expansion.

Index

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

Risks Related to the Development and Regulatory Approval of our Medicines

If we or our partners fail to obtain regulatory approval for our medicines and additional approvals for QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our medicines will be considered safe and effective or will be approved for commercialization. In addition, it is possible that QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA may not be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our medicines before they can be approved or receive additional approvals for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory agencies will not approve our medicines for marketing or QALSODY, SPINRAZA, TEGSEDI or WAYLIVRA in additional markets or for additional indications. If the FDA or another regulatory agency believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA, or our medicines in development, the agency will not approve the specific medicine or will require additional studies, which could be time consuming and expensive and delay or harm commercialization of the medicine. For example, in August 2018 we received a complete response letter from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018.

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

Failure to receive marketing authorization for our medicines, or failure to receive additional marketing authorizations for QALSODY, SPINRAZA, TEGSEDI or WAYLIVRA, or delays in these authorizations, could prevent or delay commercial introduction of the medicine, and, as a result, could negatively impact our ability to generate revenue from product sales.

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen and ulefnersen (ION363), do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that QALSODY did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring QALSODY were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen and ulefnersen.

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

Any failure or delay in our clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen and ulefnersen, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including donidalorsen, eplontersen, olezarsen and ulefnersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruptions caused by the COVID-19 pandemic, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

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

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●	AstraZeneca for the joint development and funding of eplontersen;
●	Novartis for development and funding of pelacarsen;
●	GSK for development and funding of bepirovirsen; and
●	Roche for development and funding of IONIS-FB-LRx.

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

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen, GSK, Novartis and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we anticipated.

For example, a collaborator such as AstraZeneca, Biogen, GSK, Novartis or Roche, could determine that it is in its financial interest to:

●	pursue alternative technologies or develop alternative products that may be competitive with the medicine that is part of the collaboration with us;
●	pursue higher-priority programs or change the focus of its own development programs; or
●	choose to devote fewer resources to our medicines than it does to its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, bepirovirsen, eplontersen, IONIS-FB-LRx and pelacarsen.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the build-out of a new manufacturing facility. All of these activities will require significant cash. As of June 30, 2023, we had cash, cash equivalents and short-term investments equal to $2.4 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

●	successful commercialization of QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA;
●	the profile and launch timing of our medicines, including bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen and ulefnersen;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2023, we had an accumulated deficit of approximately $1.6 billion and stockholders’ equity of approximately $0.4 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA, and our medicines in development. We have clinical study insurance coverage and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover claims against us, or be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for our medicines, injury to our reputation, withdrawal of clinical study volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

Risks related to our personnel

The loss of key personnel, or the inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on the principal members of our management and scientific staff, and as we move towards commercializing medicines on our own, we will become increasingly dependent on the principal members of our commercial team. We do not have employment agreements with any of our employees that would prevent them from leaving us. The loss of our management, key scientific or commercial employees might slow the achievement of important research and development or commercial goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform research and development work and that we recruit and retain qualified marketing, sales, market access, distribution, and related personnel to commercialize our medicines. We may not be able to attract and retain skilled and experienced  personnel on acceptable terms because of intense competition for experienced personnel among many pharmaceutical and health care companies, universities and non-profit research institutions. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel.

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

Index

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts, floods, or other events that may result from the impact of climate change on the environment. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California. We manufacture the finished drug product for TEGSEDI and WAYLIVRA at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Our facilities or those of our partners or contract manufacturers may be harmed by natural disasters or other events outside our control, such as earthquakes, war, civil or political unrest, deliberate acts of sabotage, terrorism or industrial accidents such as fire and explosion, whether due to human or equipment error, and if such facilities are affected by a disaster or other event, our development and commercialization efforts would be delayed. Although we possess property damage and business interruption insurance coverage, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the impacts of the COVID-19 pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen and ulefnersen, the price of our securities could decrease.

Index

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2023, the market price of our common stock ranged from $48.82 to $32.69 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Our certificate of incorporation also requires that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by written consent. In addition, only our board of directors, chairperson of the board or chief executive officer can call special meetings of our stockholders. We have in the past, and may in the future, implement a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. In addition, our board of directors has the authority to fix the rights and preferences of, and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

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

In June 2023, we completed a $575 million offering of 1.75% Notes and used a portion of the net proceeds from the issuance of the 1.75% Notes to repurchase $434.1 million of our 0.125% Notes for $420.4 million. In April 2021, we completed a $632.5 million offering of 0% Notes and used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million of our 1% Notes for $257.0 million. In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 23.0 million shares of our common stock upon conversion of our 1.75% Notes, 0% Notes and 0.125% Notes, up to 10.9 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0% Notes, and up to 6.6 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0.125% Notes, in each case subject to customary anti-dilution adjustments. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

Trading Plans

During the quarter ended June 30, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

	Action	Date	Trading Arrangement		Total Shares to Be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Allene Diaz, Board Member	Adoption	May 3, 2023	X		1,866	Upon the execution of all instructions provided in the plan
C. Frank Bennett, EVP, Chief Scientific Officer	Adoption	June 29, 2023	X		49,685	Upon the execution of all instructions provided in the plan
Eric Swayze, EVP, Research	Termination	June 28, 2023	X		49,730	Upon the execution of all instructions provided in the plan

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

Index

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
4.1
Indenture, dated as of June 12, 2023, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee. Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 12, 2023 and incorporated herein by reference.

4.2
Form of Global Note, representing the Registrant’s 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture). Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 12, 2023 and incorporated herein by reference.

10.1
Amendment No. 3 dated April 27, 2023 to the Collaboration and License Agreement by and between the Registrant and BicycleTx Limited dated July 9, 2021. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.2	First Amendment dated June 15, 2023 to the Purchase and Sale Agreement by and between the Registrant and Oxford I Asset Management USA Inc. dated as of October 20, 2022.

10.3
Letter Agreement dated June 29, 2023 in reference to the Collaboration and License Agreement dated December 6, 2021 by and between Akcea Therapeutics, Inc. and AstraZeneca AB. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	August 9, 2023

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 9, 2023