Form 10-Q
period 2023-09-30
IONIS PHARMACEUTICALS INC
filed 2023-11-02
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of voting common stock outstanding as of October 27, 2023 was 143,472,119.

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

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352,060	$276,472
Short-term investments	1,883,522	1,710,397
Contracts receivable	142,359	25,538
Inventories	25,634	22,033
Other current assets	181,075	168,254
Total current assets	2,584,650	2,202,694
Property, plant and equipment, net	70,928	74,294
Right-of-use assets	174,310	181,544
Deposits and other assets	104,083	75,344
Total assets	$2,933,971	$2,533,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,615	$17,921
Accrued compensation	33,781	49,178
Accrued liabilities	118,968	140,101
Income taxes payable	31,070	6,249
Current portion of deferred contract revenue	204,824	90,577
Other current liabilities	9,952	7,535
Total current liabilities	404,210	311,561
Long-term deferred contract revenue	249,272	287,768
1.75 percent convertible senior notes, net	561,609	—
0 percent convertible senior notes, net	624,594	622,242
0.125 percent convertible senior notes, net	44,287	544,504
Liability related to sale of future royalties, net	512,700	—
Long-term lease liabilities	173,038	178,941
Long-term obligations	48,801	15,973
Total liabilities	2,618,511	1,960,989
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 143,393,493 and 142,057,736 shares issued and outstanding at September 30, 2023 (unaudited) and December 31, 2022, respectively	143	142
Additional paid-in capital	2,148,002	2,059,850
Accumulated other comprehensive loss	(46,037)	(57,480)
Accumulated deficit	(1,786,648)	(1,429,625)
Total stockholders’ equity	315,460	572,887
Total liabilities and stockholders’ equity	$2,933,971	$2,533,876

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$67,253	$61,647	$178,511	$175,092
Other commercial revenue	16,828	10,763	51,235	47,787
Total commercial revenue	84,081	72,410	229,746	222,879
Research and development revenue:
Collaborative agreement revenue	44,167	69,250	173,513	157,282
Eplontersen joint development revenue	15,959	18,107	59,883	55,317
Total research and development revenue	60,126	87,357	233,396	212,599
Total revenue	144,207	159,767	463,142	435,478

Expenses:
Cost of sales	2,191	1,515	6,071	10,430
Research, development and patent	215,330	182,990	643,070	524,875
Selling, general and administrative	69,951	34,416	161,608	102,345
Total operating expenses	287,472	218,921	810,749	637,650

Loss from operations	(143,265)	(59,154)	(347,607)	(202,172)

Other income (expense):
Investment income	23,935	7,524	63,355	13,447
Interest expense	(4,203)	(2,139)	(8,102)	(6,391)
Interest expense related to sale of future royalties	(17,779)	—	(50,948)	—
Gain (loss) on investments	(1,943)	2,347	(1,753)	(10,616)
Other income (expense)	2,447	4,713	13,857	(7,923)

Loss before income tax expense	(140,808)	(46,709)	(331,198)	(213,655)

Income tax expense	(6,602)	(283)	(25,825)	(3,637)

Net loss	$(147,410)	$(46,992)	$(357,023)	$(217,292)

Basic and diluted net loss per share	$(1.03)	$(0.33)	$(2.50)	$(1.53)
Shares used in computing basic and diluted net loss per share	143,317	141,950	143,052	141,782

 See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(147,410)	$(46,992)	$(357,023)	$(217,292)
Unrealized gains (losses) on debt securities, net of tax	5,029	(8,734)	11,421	(29,508)
Currency translation adjustment	(153)	(399)	22	(964)

Comprehensive loss	$(142,534)	$(56,125)	$(345,580)	$(247,764)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at June 30, 2022	141,831	$142	$2,008,794	$(54,007)	$(1,330,203)	$624,726
Net loss	—	—	—	—	(46,992)	(46,992)
Change in unrealized losses, net of tax	—	—	—	(8,734)	—	(8,734)
Foreign currency translation	—	—	—	(399)	—	(399)
Issuance of common stock in connection with employee stock plans	203	—	2,567	—	—	2,567
Stock-based compensation expense	—	—	23,837	—	—	23,837
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(17)	—	(644)	—	—	(644)
Balance at September 30, 2022	142,017	$142	$2,034,554	$(63,140)	$(1,377,195)	$594,361

Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301
Net loss	—	—	—	—	(147,410)	(147,410)
Change in unrealized losses, net of tax	—	—	—	5,029	—	5,029
Foreign currency translation	—	—	—	(153)	—	(153)
Issuance of common stock in connection with employee stock plans	226	—	3,729	—	—	3,729
Stock-based compensation expense	—	—	25,964	—	—	25,964
Balance at September 30, 2023	143,393	$143	$2,148,002	$(46,037)	$(1,786,648)	$315,460

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(217,292)	(217,292)
Change in unrealized losses, net of tax	—	—	—	(29,508)	—	(29,508)
Foreign currency translation	—	—	—	(964)	—	(964)
Issuance of common stock in connection with employee stock plans	1,138	1	6,029	—	—	6,030
Stock-based compensation expense	—	—	74,575	—	—	74,575
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(331)	—	(10,217)	—	—	(10,217)
Balance at September 30, 2022	142,017	$142	$2,034,554	$(63,140)	$(1,377,195)	$594,361

Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(357,023)	(357,023)
Change in unrealized gains, net of tax	—	—	—	11,421	—	11,421
Foreign currency translation	—	—	—	22	—	22
Issuance of common stock in connection with employee stock plans	1,335	1	8,679	—	—	8,680
Stock-based compensation expense	—	—	79,473	—	—	79,473
Balance at September 30, 2023	143,393	$143	$2,148,002	$(46,037)	$(1,786,648)	$315,460

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(357,023)	$(217,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,748	11,301
Amortization of right-of-use operating lease assets	7,234	1,970
Amortization of other assets	1,904	1,805
Amortization of premium (discount) on investments, net	(20,396)	9,072
Amortization of debt issuance costs	4,666	4,035
Non-cash royalty revenue related to sale of royalties	(27,814)	—
Non-cash interest related to sale of future royalties	50,541	—
Stock-based compensation expense	79,473	74,575
Loss on investments	1,429	228
Gain on early retirement of debt	(13,389)	—
Non-cash losses related to disposal of property, plant and equipment	14,646	528
Non-cash losses related to other assets	849	1,155
Changes in operating assets and liabilities:
Contracts receivable	(116,814)	55,251
Inventories	(3,601)	4,161
Other current and long-term assets	(18,325)	(988)
Income taxes payable	24,821	(20)
Accounts payable	(12,462)	5,607
Accrued compensation	(15,397)	(8,400)
Accrued liabilities and other current liabilities	(24,219)	38,263
Deferred contract revenue	75,751	(55,426)
Net cash used in operating activities	(340,378)	(74,175)

Investing activities:
Purchases of short-term investments	(1,353,100)	(1,223,791)
Proceeds from sale of short-term investments	1,193,724	764,101
Purchases of property, plant and equipment	(24,624)	(11,582)
Acquisition of licenses and other assets, net	(3,414)	(3,511)
Net cash used in investing activities	(187,414)	(474,783)

Financing activities:
Proceeds from equity, net	8,680	6,030
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	—	(10,217)
Proceeds from issuance of 1.75 percent convertible senior notes	575,000	—
1.75 percent convertible senior notes issuance costs	(14,175)	—
Repurchase of $504.4 million principal amount of 0.125 percent convertible senior notes	(487,943)	—
Proceeds from sale of future royalties	500,000	—
Payments of transaction costs related to sale of future royalties	(10,434)	—
Proceeds from real estate transaction	32,352	—
Principal payments on mortgage debt	(122)	(89)
Net cash provided by (used in) financing activities	603,358	(4,276)

Effects of exchange rates on cash	22	(964)

Net increase (decrease) in cash and cash equivalents	75,588	(554,198)
Cash and cash equivalents at beginning of period	276,472	869,191
Cash and cash equivalents at end of period	$352,060	$314,993

Supplemental disclosures of cash flow information:
Interest paid	$952	$2,204
Income taxes paid	$714	$2

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$341	$3,032
Right-of-use assets obtained in exchange for lease liabilities	$—	$657

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 on the same basis as the audited financial statements for the year ended December 31, 2022. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials:
Raw materials - clinical	$18,427	$17,061
Raw materials - commercial	4,380	2,699
Total raw materials	22,807	19,760
Work in process	2,651	2,109
Finished goods	176	164
Total inventory	$25,634	$22,033

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical development expenses	$89,217	$116,460
In-licensing expenses	7,560	7,945
Commercial expenses	8,575	3,498
Other miscellaneous expenses	13,616	12,198
Total accrued liabilities	$118,968	$140,101

4. Revenues

During the three and nine months ended September 30, 2023 and 2022, our revenues were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$67,253	$61,647	$178,511	$175,092
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8,286	5,920	25,420	22,467
Licensing and other royalty revenue	8,542	4,843	25,815	25,320
Total other commercial revenue	16,828	10,763	51,235	47,787
Total commercial revenue	84,081	72,410	229,746	222,879
Research and development revenue:
Collaborative agreement revenue	44,167	69,250	173,513	157,282
Eplontersen joint development revenue	15,959	18,107	59,883	55,317
Total research and development revenue	60,126	87,357	233,396	212,599
Total revenue	$144,207	$159,767	$463,142	$435,478

Refer to Note 5, Collaborative Arrangements and Licensing Agreements, for further details on our collaborative agreement revenue.

Index
5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca, Biogen, GSK, Novartis, Roche and Sobi collaborations, which are the collaborations with substantive changes during 2023 from those included in Part IV, Item 15, Note 7, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the joint development and commercialization of eplontersen for the treatment of transthyretin amyloidosis, or ATTR, and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through September 30, 2023, we have received nearly $650 million from these collaborations.

We are jointly developing and preparing to commercialize eplontersen with AstraZeneca in the U.S. In addition, we granted AstraZeneca exclusive rights to commercialize eplontersen outside the U.S. In the second quarter of 2023, we earned a $20 million license fee payment when we licensed rights to Latin America for eplontersen to AstraZeneca. We recognized the upfront payment in full in the second quarter of 2023 because AstraZeneca had full use of the license without any continuing involvement from us. We will achieve the next payment of $50 million upon regulatory approval in the U.S. under this collaboration.

Under our collaboration for cardiovascular, renal and metabolic diseases, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us. In the second quarter of 2023, we earned a $20 million milestone payment when AstraZeneca initiated a Phase 2b study for ION839, an investigational ligand-conjugated antisense, or LICA, medicine designed to inhibit the production of patatin-like phospholipase domain-containing 3, or PNPLA3, protein. We recognized this milestone payment as R&D revenue in full in the second quarter of 2023 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of up to $30 million if AstraZeneca licenses a medicine under this collaboration.

During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from our relationship with AstraZeneca	$15,959	$18,107	$99,885	$55,718
Percentage of total revenue	11%	11%	22%	13%

We did not have any deferred contract revenue from our relationship with AstraZeneca at September 30, 2023 or December 31, 2022.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. Under our 2013 strategic neurology collaboration, Biogen developed QALSODY (tofersen), our recently approved medicine in the U.S. to treat patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. Under our collaborations, we and Biogen are currently developing numerous investigational medicines to treat neurodegenerative diseases in addition to SMA and SOD1-ALS, including medicines in development to treat people with amyotrophic lateral sclerosis, or ALS, Angelman Syndrome, or AS, Alzheimer’s disease, or AD, and Parkinson’s disease, or PD. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through September 30, 2023, we have received more than $3.6 billion in payments from our Biogen collaborations.

Under our 2013 strategic neurology collaboration, we earned a $16 million milestone payment from Biogen when the U.S. Food and Drug Administration, or FDA, approved Biogen’s New Drug Application, or NDA, for QALSODY in the second quarter of 2023. We recognized this milestone payment as R&D revenue in full in the second quarter of 2023 because we did not have any remaining performance obligations related to the milestone payment. Under our collaboration agreement with Biogen, we are eligible to receive tiered royalties ranging from 11 percent to 15 percent on sales of QALSODY. Following the NDA approval in April 2023, we began earning royalties from QALSODY sales, which we recognize as other commercial revenue in our condensed consolidated statements of operations. We will achieve the next milestone payment for QALSODY of $20 million if the European Medicines Agency approves Biogen’s Marketing Authorization Application, filing of QALSODY.

Index
Under our 2012 neurology collaboration, we achieved $21 million in milestone payments from Biogen when Biogen advanced ION582, our investigational antisense medicine for the potential treatment of AS, in the third quarter of 2023. We are recognizing these milestone payments as revenue as we perform services based on our effort to satisfy our R&D services performance obligation relative to the total effort expected to satisfy our performance obligation for ION582.

During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our relationship with Biogen (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from our relationship with Biogen	$94,695	$88,959	$262,599	$259,713
Percentage of total revenue	66%	56%	57%	60%

In October 2023, we earned a milestone payment of $9 million from Biogen when we advanced ION582 under our 2012 neurology collaboration. We will achieve the next payment of $70 million if Biogen licenses ION582 under this collaboration.

Our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 included deferred contract revenue of $316.8 million and $351.2 million, respectively, from our relationship with Biogen.

GSK

In March 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases and some conditions causing blindness. Our collaboration with GSK currently includes bepirovirsen, our medicine in development for the treatment of hepatitis B virus, or HBV, infection. In the third quarter of 2019, following positive Phase 2 results, GSK licensed our HBV program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the HBV program. From inception through September 30, 2023, we have received more than $105 million in an upfront payment and payments related to the HBV program.

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

During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our relationship with GSK (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from our relationship with GSK	$—	$—	$15,000	$—
Percentage of total revenue	0%	0%	3%	0%

We did not have any deferred contract revenue from our relationship with GSK at September 30, 2023 or December 31, 2022.

Novartis

In January 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen, an investigational medicine for patients with elevated lipoprotein(a), or Lp(a)-driven cardiovascular disease, or CVD. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study, which Novartis initiated in December 2019.

In August 2023, we entered into a collaboration and license agreement with Novartis for the discovery, development and commercialization of a novel medicine for patients with Lp(a)-driven CVD. Novartis is solely responsible for the development, manufacturing and potential commercialization of the next generation Lp(a) therapy. In September 2023, this agreement received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Novartis paid us a $60 million upfront payment in October 2023 and we are eligible to receive development, regulatory and commercial milestone payments and tiered royalties ranging from 10 percent to 20 percent on net sales of any product resulting from this collaboration.

Index
At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Novartis. We included the upfront payment in our transaction price for our R&D services performance obligation. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We will achieve the next payment of $5 million if we designate a development candidate under this collaboration.

From inception through September 30, 2023, we have received more than $275 million in payments from our Novartis collaborations.

During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our relationship with Novartis (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from our relationship with Novartis	$1,908	$—	$2,023	$—
Percentage of total revenue	1%	0%	0%	0%

Our condensed consolidated balance sheet at September 30, 2023 included deferred contract revenue of $58.1 million from our relationship with Novartis. We did not have any deferred contract revenue from our relationship with Novartis at December 31, 2022.

Roche

We have three collaborations with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche: one to develop treatments for Huntington’s disease, or HD, one to develop IONIS-FB-LRx for the treatment of complement-mediated diseases, and one to develop RNA-targeted programs for AD and HD.

In September 2023, we entered into an agreement with Roche to develop two undisclosed early-stage programs for RNA-targeting investigational medicines for the treatment of AD and HD. Under the agreement, we are responsible for advancing the two programs through preclinical studies and Roche is responsible for clinical development, manufacturing and commercialization of the medicines if they receive regulatory approval. Roche paid us a $60 million upfront payment in October 2023 and we are eligible to receive development, regulatory and commercial milestone payments and tiered royalties up to the mid-teens on net sales of any product resulting from this collaboration.

We identified two performance obligations under this new agreement, comprised of R&D services for each of the two separate programs. We included the upfront payment in our transaction price for our R&D services performance obligations. We are recognizing revenue for our R&D services performance obligations as we perform services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations. We will achieve the next payment of $7.5 million if we advance a medicine under this collaboration.

From inception through September 30, 2023, we have received more than $285 million in payments from our Roche collaborations.

During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
R&D revenue	$8,858	$41,504	$16,979	$65,360
Percentage of total revenue	6%	26%	4%	15%

Our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 included deferred contract revenue of $68.0 million and $22.4 million, respectively, from our relationship with Roche.

Index
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

In October 2023, our distribution agreement for TEGSEDI in North America was terminated. During the three and nine months ended September 30, 2023 and 2022, we earned the following revenue from our distribution agreement with Sobi for TEGSEDI in North America (in thousands, except percentage amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TEGSEDI revenue from our distribution agreement with Sobi in North America	$794	$1,008	$2,189	$3,443
Percentage of total revenue	1%	1%	2%	1%

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2023 and 2022 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three and nine months ended September 30, 2023 and 2022, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

Additionally as of September 30, 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2023:

One year or less	72%
After one year but within two years	20%
After two years but within three and a half years	8%
Total	100%

As illustrated above, at September 30, 2023, 92 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2023, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$535,408	$13	$(4,492)	$530,929
Debt securities issued by U.S. government agencies	267,503	—	(1,429)	266,074
Debt securities issued by the U.S. Treasury (1)	520,013	1	(3,027)	516,987
Debt securities issued by states of the U.S. and political subdivisions of the states	23,906	—	(242)	23,664
Total debt securities with a maturity of one year or less	1,346,830	14	(9,190)	1,337,654
Corporate debt securities	195,674	183	(3,160)	192,697
Debt securities issued by U.S. government agencies	56,365	—	(507)	55,858
Debt securities issued by the U.S. Treasury	297,501	—	(3,364)	294,137
Debt securities issued by states of the U.S. and political subdivisions of the states	4,164	53	(51)	4,166
Total debt securities with a maturity of more than one year	553,704	236	(7,082)	546,858
Total available-for-sale debt securities	$1,900,534	$250	$(16,272)	$1,884,512
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$(1,252)	$(4,083)	$6,562
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	23,749	(9,208)	49,553
Total available-for-sale debt and equity securities	$1,935,546	$23,999	$(25,480)	$1,934,065

	Amortized	Gross Unrealized		Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$513,790	$23	$(4,365)	$509,448
Debt securities issued by U.S. government agencies	133,585	—	(1,829)	131,756
Debt securities issued by the U.S. Treasury (1)	512,655	23	(5,124)	507,554
Debt securities issued by states of the U.S. and political subdivisions of the states	57,484	18	(686)	56,816
Other municipal debt securities	6,008	—	(14)	5,994
Total debt securities with a maturity of one year or less	1,223,522	64	(12,018)	1,211,568
Corporate debt securities	227,631	14	(10,143)	217,502
Debt securities issued by U.S. government agencies	34,339	—	(1,040)	33,299
Debt securities issued by the U.S. Treasury	245,030	—	(4,109)	240,921
Debt securities issued by states of the U.S. and political subdivisions of the states	18,314	116	(329)	18,101
Total debt securities with a maturity of more than one year	525,314	130	(15,621)	509,823
Total available-for-sale debt securities	$1,748,836	$194	$(27,639)	$1,721,391
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$—	$(1,358)	$10,539
Privately held equity securities included in deposits and other assets (3)	23,115	17,257	—	40,372
Total equity securities	35,012	17,257	(1,358)	50,911
Total available-for-sale debt and equity securities	$1,783,848	$17,451	$(28,997)	$1,772,302

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the nine months ended September 30, 2023, we recognized a $4.0 million unrealized loss in our condensed consolidated statements of operations related to a decrease in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the nine months ended September 30, 2023, we recorded a net gain of $2.6 million in our condensed consolidated statements of operations related to changes in the fair value of our investments in privately held companies.

Index
The following is a summary of our investments we consider to be temporarily impaired at September 30, 2023 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	370	$469,095	$(2,390)	$207,073	$(5,262)	$676,168	$(7,652)
Debt securities issued by U.S. government agencies	98	293,408	(1,242)	24,531	(694)	317,939	(1,936)
Debt securities issued by the U.S. Treasury	68	557,489	(3,420)	225,634	(2,971)	783,123	(6,391)
Debt securities issued by states of the U.S. and political subdivisions of the states	85	11,644	(73)	12,973	(220)	24,617	(293)
Total temporarily impaired securities	621	$1,331,636	$(7,125)	$470,211	$(9,147)	$1,801,847	$(16,272)

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

8.  Fair Value Measurements

The following tables present the major security types we held at September 30, 2023 and December 31, 2022 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$269,255	$269,255	$—
Corporate debt securities (2)	723,626	—	723,626
Debt securities issued by U.S. government agencies (3)	321,932	—	321,932
Debt securities issued by the U.S. Treasury (2)	811,124	811,124	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	27,830	—	27,830
Publicly traded equity securities included in other current assets (4)	6,562	6,562	—
Total	$2,160,329	$1,086,941	$1,073,388

	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$211,655	$211,655	$—
Corporate debt securities (5)	726,950	—	726,950
Debt securities issued by U.S. government agencies (2)	165,055	—	165,055
Debt securities issued by the U.S. Treasury (2)	748,475	748,475	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	74,917	—	74,917
Other municipal debt securities (2)	5,994	—	5,994
Publicly traded equity securities included in other current assets (4)	10,539	10,539	—
Total	$1,943,585	$970,669	$972,916

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheets.

(2)	Included in short-term investments in our condensed consolidated balance sheets.

(3)	$1.0 million was included in cash and cash equivalents, with the difference included in short-term investments, in our condensed consolidated balance sheets.

(4)	Included in other current assets in our condensed consolidated balance sheets.

(5)	$11.0 million was included in cash and cash equivalents, with the difference included in short-term investments, in our condensed consolidated balance sheets.

Convertible Notes

Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $605.3 million, $620.1 million and $42.4 million at September 30, 2023, respectively. Our 0% Notes and 0.125% Notes had a fair value of $587.3 million and $498.9 million at December 31, 2022, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

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

For the nine months ended September 30, 2023 and 2022, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.7%	1.9%
Dividend yield	0.0%	0.0%
Volatility	47.1%	54.9%
Expected life	6.3 years	6.3 years

Ionis Board of Director Stock Options:
	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.8%	2.9%
Dividend yield	0.0%	0.0%
Volatility	53.0%	56.2%
Expected life	7.7 years	7.4 years

ESPP:
	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	5.3%	1.2%
Dividend yield	0.0%	0.0%
Volatility	36.0%	50.1%
Expected life	6 months	6 months

RSUs:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. The RSUs we granted after June 2020 to our board of directors fully vest after one year. The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2023 and 2022 was $39.78 and $34.88 per share, respectively.

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

We determined the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. The weighted-average grant date fair value of PRSUs granted to our executive officers for the nine months ended September 30, 2023 and 2022 were $58.99 and $42.28 per share, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$118	$163	$355	$376
Research, development and patent expense	18,727	17,733	57,543	55,315
Selling, general and administrative expense	7,119	5,941	21,575	18,884
Total stock-based compensation expense	$25,964	$23,837	$79,473	$74,575

As of September 30, 2023, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $44.1 million, $62.2 million and $7.3 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.2 years, 1.4 years and 1.7 years, respectively.

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

We recorded income tax expense of $6.6 million and $25.8 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $3.6 million for the same periods in 2022, respectively. The increase in income tax expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, relates primarily to the impact of the Royalty Pharma transaction.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of September 30, 2023, the estimated effective interest rate under the agreement was 13.5 percent.

The following is a summary of our liability related to sale of future royalties for the nine months ended September 30, 2023 (in thousands):

Proceeds from sale of future royalties	$500,000
Royalty payments to Royalty Pharma	(27,814)
Interest expense related to sale of future royalties	50,541
Liability related to sale of future royalties as of September 30, 2023	522,727
Issuance costs related to sale of future royalties	(10,434)
Amortization of issuance costs related to sale of future royalties as of September 30, 2023	407
Net liability related to sale of future royalties as of September 30, 2023	$512,700

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

12. Convertible Debt

1.75 Percent Convertible Senior Notes

In June 2023, we completed a $575.0 million offering of convertible senior notes and used $420.4 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $434.1 million in principal of our 0.125% Notes. In the third quarter of 2023, we used $67.8 million of the residual proceeds to repurchase an additional $70.3 million in principal of our 0.125% Notes. We expect to use the remaining net proceeds to settle the 0.125% Notes that remain outstanding.

At September 30, 2023, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$13.4
Maturity date	June 2028
Interest rate	1.75 percent
Effective interest rate	2.3 percent
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

Index
0 Percent Convertible Senior Notes and Call Spread

In April 2021, we completed a $632.5 million offering of convertible senior notes. We used $257.0 million of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million in principal of our 1% convertible senior notes, or 1% Notes.

At September 30, 2023, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$7.9
Maturity date	April 2026
Interest rate	0 percent
Effective interest rate	0.5 percent
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

0.125 Percent Convertible Senior Notes and Call Spread

As discussed above, in June 2023, we repurchased $434.1 million of our 0.125% Notes. In the third quarter of 2023, we used $67.8 million of residual net proceeds from the issuance of the 1.75% Notes to repurchase an additional $70.3 million of our 0.125% Notes. As a result, the remaining principal balance of our 0.125% Notes was $44.5 million as of September 30, 2023. Additionally, in the three and nine months ended September 30, 2023, we recorded a $2.1 million and $13.4 million gain on the early retirement of debt, respectively, which we recorded as other income in our condensed consolidated statements of operations. The gain on the early retirement of our debt is the difference between the amounts paid to repurchase our 0.125% Notes and the net carrying balance of the liability at the time that we completed the repurchases.

At September 30, 2023, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$44.5
Unamortized debt issuance costs	$0.2
Maturity date	December 2024
Interest rate	0.125 percent
Effective interest rate	0.5 percent
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion	0.5

Index
In conjunction with the issuance of our 0.125% Notes in December 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants. As of September 30, 2023, the note hedges and warrants remain outstanding.

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

13. Real Estate Transactions

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. In the same month, we closed the first transaction in which we sold the facilities at our headquarters in Carlsbad, California, which includes our primary R&D facility, for a purchase price of $263.4 million. In connection with this transaction, we leased back our headquarters facilities for an initial lease term of 15 years with options to extend the lease for two additional terms of five years each.

In August 2023, we closed the second transaction and transferred legal ownership of two lots of undeveloped land adjacent to our headquarters to the real estate investor for a purchase price of $33 million. In connection with this transaction, we entered into a build-to-suit lease agreement with the same real estate investor to lease a new R&D facility. The lessor will develop and construct a new building composed of R&D and office space. We will design and construct tenant improvements to customize the facility’s interior space. We will lease the facility for an initial term of 15 years with options to extend the lease for two additional terms of five years each. The lease will commence once the structure of this new facility is completed.

Since the building is under construction and unavailable to lease, we are unable to complete the sale-leaseback evaluation under ASC 842, Leases. As a result, the land remains in our condensed consolidated balance sheets and we accounted for the proceeds as a financial liability. We will reassess the transaction under the sale-leaseback accounting guidance when the facilities are available for lease commencement.

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility to be constructed by the lessor in Oceanside, California. We capitalized costs that we incurred related to the design and development of tenant improvements as construction-in-progress in our condensed consolidated balance sheets. In August 2023, we reached a mutual agreement with the lessor to terminate the lease agreement. As a result, we recorded a charge of $18 million, primarily associated with the impairment of construction-in-progress assets, within selling, general and administrative, or SG&A, expense in our condensed consolidated statements of operations.

14. Legal Proceedings

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

There are no pending material legal proceedings to which we are a party or of which our property is the subject.

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its wholly owned subsidiary, Akcea Therapeutics, Inc.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of QALSODY (tofersen), SPINRAZA (nusinersen), TEGSEDI (inotersen), WAYLIVRA (volanesorsen), eplontersen, olezarsen, donidalorsen, zilganersen, ulefnersen (ION363), pelacarsen, bepirovirsen, IONIS-FB-LRx, our technologies and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, including those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2022, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

We were founded over 30 years ago to deliver innovative medicines for diseases with great medical need. Today, we are building on our advancements in RNA-targeted therapeutics to deliver our medicines to the market that have the potential to transform the lives of people with devastating diseases. We currently have four marketed medicines: QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA. On April 25, 2023, the U.S. Food and Drug Administration, or FDA, granted Biogen accelerated approval of QALSODY for the treatment of superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. Additionally, the FDA accepted our New Drug Application, or NDA, of eplontersen for polyneuropathy caused by hereditary TTR amyloidosis, or ATTRv-PN. eplontersen’s Prescription Drug User Fee Act, or PDUFA, date is December 22, 2023. We also have a rich innovative late- and mid-stage pipeline primarily focused on our leading cardiovascular and neurology franchises. In the first nine months of 2023, we expanded our late-stage pipeline with the initiations of Roche’s Phase 3 study of IONIS-FB-LRx in patients with immunoglobulin A nephropathy, or IgAN, and GSK’s Phase 3 program of bepirovirsen. In addition, we recently advanced zilganersen, our wholly owned medicine for the treatment of Alexander disease, or AxD, into the Phase 3 portion of our ongoing study. In September 2023, we reported positive data from the Phase 3 Balance study of olezarsen in patients with familial chylomicronemia syndrome, or FCS, showing dose-dependent reductions in APOCIII, statistically significant reductions in triglycerides, and substantial reductions in acute pancreatitis attacks and a favorable safety and tolerability profile. Based on these results, we plan to file for regulatory approval with the U.S. FDA and with the European Medicines Agency, or EMA, in 2024.

We believe our substantial and sustainable revenue and strong balance sheet enable us to continue investing in our commercial readiness efforts for multiple late-stage medicines and our innovative pipeline. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to deliver increasing value for patients and shareholders.

Marketed Medicines

SPINRAZA is the global market leader for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through September 30, 2023, we have earned more than $2.0 billion in revenues from our SPINRAZA collaboration, including more than $1.6 billion in royalties on sales of SPINRAZA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with ATTRv-PN, a debilitating, progressive, and fatal disease. We launched TEGSEDI in the United States, or U.S., and the European Union, or EU, in late 2018. In 2021, we began selling TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi, and in the second quarter of 2021, Sobi began distributing TEGSEDI in the U.S. and Canada. In October 2023, our distribution agreement for TEGSEDI in North America was terminated. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

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

QALSODY is an antisense medicine that received accelerated approval in April 2023 from the FDA for the treatment of adult patients with SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. Our partner, Biogen, is responsible for commercializing QALSODY worldwide. The EMA is currently reviewing QALSODY for approval in the EU.

Medicines in Registration and Phase 3 Studies

We currently have nine medicines in Phase 3 studies for eleven indications, which include:

●	Eplontersen: our medicine in development for transthyretin amyloidosis, or ATTR
o	We are currently conducting a broad Phase 3 development program for ATTRv-PN and ATTR cardiomyopathy, or ATTR-CM, and additional studies supporting our ATTR development program
●	The FDA accepted the NDA of eplontersen in the U.S. for ATTRv-PN with a PDUFA date of December 22, 2023, and eplontersen is currently under regulatory review by the EMA and Health Canada for ATTRv-PN
●	In November 2023, we presented new positive data showing continued benefit in secondary endpoints from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN at EU-ATTR congress
●	In October 2023, the EMA granted orphan drug designation to eplontersen for the treatment of ATTR in the EU
●
In September 2023, The Journal of the American Medical Association (JAMA) published positive results from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN showing eplontersen halted disease progression and continuously improved quality of life at 35-, 66- and 85-week analyses

●	In July 2023, we completed enrollment of the Phase 3 CARDIO-TTRansform study of eplontersen in patients with ATTR-CM

●	Olezarsen: our medicine in development for FCS and severe hypertriglyceridemia, or SHTG
o
We are currently conducting a broad Phase 3 development program for olezarsen that includes the Phase 3 Balance study in patients with FCS, three Phase 3 studies supporting development for the treatment of SHTG (CORE, CORE2 and ESSENCE) and a Phase 2b supporting study

●
In September 2023, we reported positive results from the Phase 3 Balance study in patients with FCS showing statistically significant triglyceride lowering and a substantial reduction in acute pancreatitis events in addition to a favorable safety and tolerability profile

●	In January 2023, the FDA granted fast track designation to olezarsen for the treatment of patients with FCS

●	Donidalorsen: our medicine in development for hereditary angioedema, or HAE
o	We are currently conducting the Phase 3 OASIS-HAE study in patients with HAE and the Phase 3 OASIS-Plus supportive study for HAE patients previously treated with other prophylactic therapies
●	In September 2023, the FDA granted orphan drug designation to donidalorsen for the treatment of HAE
●	In June 2023, we completed enrollment of the Phase 3 OASIS-HAE study of donidalorsen in patients with hereditary angioedema; we remain on track for data in the first half of 2024
●	We reported positive data from the Phase 2 study and Phase 2 open-label extension, or OLE, study throughout 2022 and early 2023, including new topline two-year OLE data in June 2023

●	Ulefnersen (ION363): our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS
o	We are currently conducting a Phase 3 study of ulefnersen in juvenile and adult patients with FUS-ALS
●	In August 2023, the FDA granted orphan drug designation to ulefnersen for the treatment of FUS-ALS

Index

●	QALSODY: our medicine to treat patients with SOD1-ALS that is approved in the U.S., under regulatory review in the EU and in development for presymptomatic patients
o	In April 2023, the FDA granted Biogen accelerated approval of QALSODY for patients with SOD1-ALS
o	The EMA is currently reviewing QALSODY’s Marketing Authorization Application, or MAA, in the EU

●	Pelacarsen: our medicine in development to treat patients with elevated lipoprotein(a), or Lp(a)-driven cardiovascular disease, or CVD
o	Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with elevated Lp(a)-driven CVD
●	In July 2022, Novartis achieved full enrollment in the Lp(a) HORIZON study

●	Bepirovirsen: our medicine in development for hepatitis B virus, or HBV
o	GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV
●	In October 2023, GSK reported positive results from the Phase 2b B-Together study followed by pegylated interferon in patients with chronic HBV
●	In June 2023, GSK presented durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV

●	IONIS-FB-LRx: our medicine in development for IgAN and geographic atrophy, or GA
o	In the second quarter of 2023, Roche advanced IONIS-FB-LRx into Phase 3 development in patients with IgAN
o	In October 2023, we reported positive interim data from the ongoing Phase 2 study of IONIS-FB-LRx in patients with IgAN
o	In June 2023, we completed enrollment in the Phase 2 GOLDEN study of IONIS-FB-LRx in patients with GA

●	Zilganersen: our medicine in development for AxD
o	In September 2023, we advanced zilganersen into the Phase 3 portion of its ongoing study for patients with AxD

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

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$144.2	$159.8	$463.1	$435.5
Total operating expenses	$287.5	$218.9	$810.7	$637.7
Loss from operations	$(143.3)	$(59.2)	$(347.6)	$(202.2)
Net loss	$(147.4)	$(47.0)	$(357.0)	$(217.3)

Index

Revenue

Total revenues for the three and nine months ended September 30, 2023 were $144.2 million and $463.1 million, respectively, compared to $159.8 million and $435.5 million for the same periods in 2022 and were comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$67.3	$61.6	$178.5	$175.1
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8.3	5.9	25.4	22.5
Licensing and other royalty revenue	8.5	4.9	25.8	25.3
Total other commercial revenue	16.8	10.8	51.2	47.8
Total commercial revenue	84.1	72.4	229.7	222.9
R&D revenue:
Amortization from upfront payments	18.0	18.1	46.8	54.0
Milestone payments	16.2	14.9	89.8	59.7
License fees	4.6	35.0	24.6	37.0
Other services	5.3	1.3	12.3	6.6
Collaborative agreement revenue	44.1	69.3	173.5	157.3
Eplontersen joint development revenue	16.0	18.1	59.9	55.3
Total R&D revenue	60.1	87.4	233.4	212.6
Total revenue	$144.2	$159.8	$463.1	$435.5

Commercial revenue for the three and nine months ended September 30, 2023 included $67 million and $179 million from SPINRAZA royalties, respectively, which were relatively consistent compared to the same periods in 2022. Our commercial revenue in the three and nine months ended September 30, 2023 also included royalties from the U.S. launch of QALSODY.

R&D revenue decreased for three months ended September 30, 2023 and increased for the nine months ended September 30, 2023 compared to the same periods in 2022 due to the timing of certain partner payments. The decrease for the three months comparison was due to the $35 million license fee for IONIS-FB-LRx that we earned from Roche in the three months ended September 30, 2022. The increase for the nine months comparison was driven by increased partner payments in 2023 compared to 2022.

Eplontersen Collaboration with AstraZeneca

Our financial results for the three and nine months ended September 30, 2023 and 2022 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

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

Index

Our revenue and expenses under this collaboration were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Eplontersen joint development revenue	$16.0	$18.1	$59.9	$55.3
Research and development expenses related to Phase 3 development expenses for eplontersen	32.4	36.2	117.8	107.3
Medical affairs expenses for eplontersen	1.1	0.5	2.9	1.4
Commercialization expenses for eplontersen	4.5	0.8	8.3	1.5

Operating Expenses

Our operating expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses, excluding non-cash compensation expense related to equity awards	$261.6	$195.1	$731.3	$563.1
Non-cash compensation expense related to equity awards	25.9	23.8	79.4	74.6
Total operating expenses	$287.5	$218.9	$810.7	$637.7

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three and nine months ended September 30, 2023 increased compared to the same periods in 2022. Our R&D expenses increased as we advanced our pipeline, which included an increase in the costs associated with our clinical studies as most of our Phase 3 studies were either fully enrolled or approaching full enrollment at the end of September 2023. Our SG&A expenses increased due to expenses related to our launch preparation activities for eplontersen, olezarsen and donidalorsen. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to slightly increase in the fourth quarter of 2023 as we continue to advance our late-stage medicines in development and prepare for commercialization.

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

Our cost of sales were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.1	$1.3	$5.8	$9.9
Non-cash compensation expense related to equity awards	0.1	0.2	0.3	0.5
Total cost of sales	$2.2	$1.5	$6.1	$10.4

Index

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$196.5	$165.3	$585.5	$469.6
Non-cash compensation expense related to equity awards	18.8	17.7	57.6	55.3
Total research, development and patent expenses	$215.3	$183.0	$643.1	$524.9

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

Our drug discovery expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$26.6	$25.0	$78.8	$68.6
Non-cash compensation expense related to equity awards	4.0	4.2	11.9	12.8
Total drug discovery expenses	$30.6	$29.2	$90.7	$81.4

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022 as we continued to advance our research programs.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TEGSEDI and WAYLIVRA	$3.0	$3.9	$5.6	$9.4
Eplontersen	25.1	24.5	90.8	75.8
Olezarsen	38.5	18.3	96.6	39.7
Donidalorsen	6.9	5.5	19.4	9.1
Ulefnersen	2.5	2.3	7.7	5.8
Other development projects	28.2	31.6	81.4	91.7
Development overhead expenses	28.3	22.5	83.8	63.3
Total drug development, excluding non-cash compensation expense related to equity awards	132.5	108.6	385.3	294.8
Non-cash compensation expense related to equity awards	8.6	7.6	25.7	15.6
Total drug development expenses	$141.1	$116.2	$411.0	$310.4

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to our advancing late-stage pipeline and full or nearly full enrollment of multiple Phase 3 studies.

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

Our medical affairs expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$4.9	$3.8	$13.8	$11.4
Non-cash compensation expense related to equity awards	0.8	0.6	2.7	1.3
Total medical affairs expenses	$5.7	$4.4	$16.5	$12.7

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022. We expect medical affairs expenses, excluding non-cash compensation expense related to equity awards, to increase in the fourth quarter of 2023 as we advance our late-stage pipeline.

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

Our manufacturing and development chemistry expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$12.3	$14.0	$49.2	$53.4
Non-cash compensation expense related to equity awards	2.2	2.3	6.5	7.6
Total manufacturing and development chemistry expenses	$14.5	$16.3	$55.7	$61.0

Index

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel costs	$6.2	$5.3	$19.4	$15.4
Occupancy	7.2	4.1	21.4	12.3
Patent expenses	0.9	0.9	2.8	3.1
Insurance	0.9	1.0	2.7	2.8
Computer software and licenses	0.8	0.1	2.0	1.1
Other	4.2	2.5	10.1	6.7
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	20.2	13.9	58.4	41.4
Non-cash compensation expense related to equity awards	3.2	3.0	10.8	10.4
Total R&D support expenses	$23.4	$16.9	$69.2	$51.8

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase was primarily related to increased occupancy and personnel costs to support advancing our pipeline and our technology. In October 2022, we executed a sale and leaseback transaction for our headquarters in Carlsbad, California. As a result, beginning in the fourth quarter of 2022, our occupancy costs increased because we began incurring rent expense for these facilities.

Selling, General and Administrative Expenses

SG&A expenses include personnel and outside costs associated with the pre-commercialization and commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in selling, general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA and QALSODY.

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$62.9	$28.5	$140.0	$83.6
Non-cash compensation expense related to equity awards	7.1	5.9	21.6	18.8
Total selling, general and administrative expenses	$70.0	$34.4	$161.6	$102.4

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to increased expenses related to our go-to-market activities for eplontersen, olezarsen and donidalorsen. In addition, we recorded a one-time expense of $18 million when we terminated a build-to-suit lease agreement in August 2023. Refer to Part I, Item 1, Note 13, Real Estate Transactions, in the Notes to our condensed consolidated financial statements for further details on the lease termination.

Index

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income	$23.9	$7.5	$63.4	$13.4

Our investment income increased primarily due to an increase in interest rates associated with our investments in debt securities and an increase in our cash available for investment during the three and nine months ended September 30, 2023 compared to the same periods in 2022. Our cash balance increased due to the $500 million upfront payment we received in January 2023 from our royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, and net proceeds we received from the debt offering in June 2023. These increases were partially offset by the repurchase of $504 million in principal of our 0.125% Notes during the nine months ended September 30, 2023.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible notes:
Non-cash amortization of debt issuance costs	$1.6	$1.3	$4.3	$4.0
Interest expense payable in cash	2.5	0.2	3.5	0.5
Interest on mortgage for primary R&D and manufacturing facilities	0.1	0.6	0.3	1.9
Total interest expense	$4.2	$2.1	$8.1	$6.4

In June 2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $434.1 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes increased because we began incurring interest expense for our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $17.8 million and $50.9 million of interest expense related to the sale of future royalties in the three and nine months ended September 30, 2023, respectively, as a result of the Royalty Pharma transaction, in which we sold a minority interest in our future royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to our condensed consolidated financial statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on investments	$(1.9)	$2.3	$(1.8)	$(10.6)

The period-over-period fluctuations in our gain (loss) on investments were driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies. The loss on investments in the nine months ended September 30, 2022 was primarily driven by losses on our investments in publicly traded biotechnology companies.

Index

Other Expense

In June 2023, we completed a $575.0 million offering of our 1.75% Notes and used $420.4 million of the net proceeds to repurchase $434.1 million in principal of our 0.125% Notes. In the third quarter of 2023, we used $67.8 of the residual proceeds to repurchase an additional $70.3 million in principal of our 0.125% Notes. As a result of these repurchases, we recorded a $13.4 million gain on early retirement of debt for the nine months ended September 30, 2023, which reflects the difference between the amounts we paid to repurchase portions of our 0.125% Notes and the net carrying balance of the liability at the time that we repurchased the debt. Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to our condensed consolidated financial statements for further details regarding our convertible debt.

In the second quarter of 2022, we recorded a non-operating expense of $12.5 million related to a settlement agreement for a litigation claim. Refer to Part IV, Item 15, Note 9, Legal Proceedings, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding the litigation.

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

We recorded income tax expense of $6.6 million and $25.8 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $3.6 million for the same periods in 2022, respectively. The increase in income tax expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, relates primarily to the impact of the Royalty Pharma transaction.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $147.4 million and $357.0 million for the three and nine months ended September 30, 2023, respectively. We had a net loss of $47.0 million and $217.3 million for the same periods in 2022. The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above. Basic and diluted net loss per share for the three and nine months ended September 30, 2023 were $1.03 and $2.50, respectively, compared to $0.33 and $1.53 for the same periods in 2022.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also finance our operations from commercial revenue from royalties, most notably from SPINRAZA, and TEGSEDI and WAYLIVRA commercial revenue. From our inception through September 30, 2023, we have earned approximately $6.9 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through September 30, 2023, we have raised net proceeds of approximately $2.1 billion from the sale of our equity securities. Additionally, from our inception through September 30, 2023, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Our cash, cash equivalents and short-term investments, working capital and long-term obligations increased from December 31, 2022 to September 30, 2023. As discussed above, in the nine months ended September 30, 2023, we repurchased $504.4 million in principal of our 0.125% Notes. In the third quarter of 2023, we closed a real estate transaction for a total purchase price of $33.0 million. In the second quarter of 2023, we issued $575.0 million of 1.75% Notes (due in June 2028). In the first quarter of 2023, we received an upfront payment of $500.0 million when we entered into a royalty purchase agreement with Royalty Pharma and recorded a corresponding long-term liability related to the sale of future royalties.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of September 30, 2023. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Index

Contractual Obligations

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$625.4	$10.1	$615.3
0% Notes (principal payable)	632.5	—	632.5
0.125% Notes (principal and interest payable)	44.7	0.1	44.6
Operating leases	284.6	20.3	264.3
Building mortgage payments (principal and interest payable)	10.3	0.5	9.8
Other obligations (principal and interest payable)	0.8	0.1	0.7
Total	$1,598.3	$31.1	$1,567.2

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

In October 2022, we concurrently entered into two purchase and sale agreements with a real estate investor. In the same month, we closed the first transaction in which we sold and leased back the facilities at our headquarters, which includes our primary R&D facility, for a purchase price of $263.4 million. We used a portion of the sale proceeds from our primary R&D facility to extinguish our mortgage debt on the facility of $51.3 million. In August 2023, we closed the second transaction and transferred  legal ownership of two lots of undeveloped land adjacent to our headquarters to the real estate investor for a purchase price of $33 million. In connection with this transaction, we entered into a build-to-suit lease agreement with the same real estate investor to lease a new R&D facility.

In October 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility in Oceanside, California. In August 2023, we reached a mutual agreement with the lessor to terminate the lease agreement. We do not believe the termination of the lease impacts our ability to successfully commercialize our medicines. Refer to Part I, Item 1, Note 13, Real Estate Transactions, in the Notes to our condensed consolidated financial statements for further details on these agreements.

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2023 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2023.

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

For details of legal proceedings, refer to Part I, Item 1, Note 14, Legal Proceedings, in the Notes to our condensed consolidated financial statements.

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

Index

Summary of Risk Factors

There are a number of risks related to our business and our securities. Some of the principal risks related to our business include the following:

●	Our ability to generate substantial revenue from the sale of our medicines;
●	Τhe availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel;
●	The impacts of the COVID-19 pandemic and ongoing wars between Russia/Ukraine and Israel/Hamas; and
●	The other factors set forth below.

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

If the market does not accept our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our other medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

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

If we or our partners fail to compete effectively, our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our medicines in development, will not generate significant revenues.

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

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases our own collaborative programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA and eplontersen, and our other medicines in development.

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

If we are not successful in expanding our manufacturing capabilities or cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we cannot market our products profitably.*

To successfully commercialize any of our medicines, we need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To that end, in 2022 we entered into a lease agreement (“Lease”) with a lessor to construct a new manufacturing facility in Oceanside, California to expand our manufacturing infrastructure. In August 2023, we reached a mutual agreement with the lessor to terminate the Lease. While it remains important to expand our manufacturing infrastructure in the future, we believe our current capabilities and those we obtain through third-party manufacturers will support our manufacturing needs while we secure a suitable alternative for our manufacturing facility.  When we do secure a suitable alternative, we will incur substantial expenditures to build the new manufacturing facility and, following its completion, will likely need to hire and train additional staff to operate the facility. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future and we will not realize the value of our investment in the expansion.

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

We are relying on third parties to market, sell and distribute TEGSEDI and WAYLIVRA.*

We have entered into agreements with third parties to commercialize TEGSEDI and WAYLIVRA as follows:
●	In April 2021, we entered into a distribution agreement with Sobi to commercialize TEGSEDI in the U.S. and Canada. Effective October 24, 2023, such agreement was terminated;
●	In December 2020, we entered into a distribution agreement with Sobi to commercialize TEGSEDI and WAYLIVRA in Europe; and
●	In August 2018, we granted PTC the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries.

We are relying on Sobi and PTC to effectively market, sell and distribute TEGSEDI and WAYLIVRA and have less control over sales efforts and may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. If Sobi or PTC does not successfully commercialize TEGSEDI or WAYLIVRA, including as a result of delays or disruption caused by the COVID-19 pandemic, we may receive limited revenue for TEGSEDI or WAYLIVRA in Europe, Latin America or certain Caribbean countries, which could adversely affect our business, prospects, financial condition and results of operations.

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen, ulefnersen and zilganersen, do not show sufficient efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in October 2021, Biogen reported that QALSODY did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring QALSODY were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen, ulefnersen and zilganersen.

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

Any failure or delay in our clinical studies, including the studies of QALSODY, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen, ulefnersen and zilganersen, could reduce the commercial potential or viability of our medicines.

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including donidalorsen, eplontersen, olezarsen, ulefnersen and zilganersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors are experiencing labor shortages, which could impact their ability to perform services for us for certain of our clinical trials. The failure of these third parties to carry out their obligations, including as a result of delays or disruptions caused by the COVID-19 pandemic, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines or additional marketing authorizations for TEGSEDI and WAYLIVRA.

Index

In addition, while we do not have any clinical trial sites in Ukraine or Gaza, we do have a limited number of clinical trial sites in Russia and Israel that may be materially impacted by the ongoing war between Russia and Ukraine and recent war between Israel and Hamas, respectively, and could result in difficulties enrolling or completing our clinical trials in such areas on schedule. Furthermore, the U.S. and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the future. Our ability to conduct clinical trials in Russia may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, and could increase our costs and delay the clinical development of certain of our medicines.

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
In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted orphan drug designation to donidalorsen for the treatment of patients with HAE, to ulefnersen for the treatment of patients with FUS-ALS, to ION582 for the treatment of patients with Angelman syndrome and to ION356 for the treatment of patients with Pelizaeus-Merzbacher disease. The FDA and EMA have granted orphan drug designation to eplontersen for the treatment of patients with ATTR, to TEGSEDI for the treatment of patients with ATTRv-PN, to WAYLIVRA for the treatment of patients with FCS, and to tominersen for the treatment of patients with HD. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose orphan drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the build-out of a new manufacturing facility. All of these activities will require significant cash. As of September 30, 2023, we had cash, cash equivalents and short-term investments equal to $2.2 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

●	successful commercialization of QALSODY, SPINRAZA, TEGSEDI and WAYLIVRA;
●	the profile and launch timing of our medicines, including bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen, ulefnersen and zilganersen;
●	changes in existing collaborative relationships and our ability to establish and maintain additional collaborative arrangements;
●	continued scientific progress in our research, drug discovery and development programs;
●	the size of our programs and progress with preclinical and clinical studies;
●	the time and costs involved in obtaining marketing authorizations;
●	competing technological and market developments, including the introduction by others of new therapies that address our markets; and
●	our manufacturing requirements and capacity to fulfill such requirements.

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2023, we had an accumulated deficit of approximately $1.8 billion and stockholders’ equity of approximately $0.3 billion. Most of our historical losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the impacts of the COVID-19 pandemic. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to QALSODY, SPINRAZA, TEGSEDI, WAYLIVRA, bepirovirsen, donidalorsen, eplontersen, IONIS-FB-LRx, olezarsen, pelacarsen, ulefnersen and zilganersen, the price of our securities could decrease.

Index

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2023, the market price of our common stock ranged from $47.74 to $32.69 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, the COVID-19 pandemic, the ongoing war between Russia and Ukraine and measures taken in response thereto, the recent war between Israel and Hamas and the failure of Silicon Valley Bank have caused disruptions of global financial markets and resulted in increased volatility in the trading price of our common stock. In addition, industry factors may materially harm the market price of our common stock. Nasdaq, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

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

In June 2023, we completed a $575 million offering of 1.75% Notes and used a portion of the net proceeds from the issuance of the 1.75% Notes to repurchase $434.1 million of our 0.125% Notes for $420.4 million. In the third quarter of 2023, we repurchased an additional $70.3 million of our 0.125% Notes for $67.8 million. In April 2021, we completed a $632.5 million offering of 0% Notes and used a portion of the net proceeds from the issuance of the 0% Notes to repurchase $247.9 million of our 1% Notes for $257.0 million. In December 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 22.2 million shares of our common stock upon conversion of our 1.75% Notes, 0% Notes and 0.125% Notes, up to 10.9 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0% Notes, and up to 6.6 million shares in connection with the warrant transactions we entered into in connection with the issuance of our 0.125% Notes, in each case subject to customary anti-dilution adjustments. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business, financial condition or stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions recently, including as a result of the ongoing COVID-19 pandemic, war between Russia and Ukraine and measures taken in response thereto, and the failure of Silicon Valley Bank. The recent war between Israel and Hamas may also create volatility and disruptions in the global credit markets. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth plans, financial performance or stock price. In addition, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all. Furthermore, due to the rapidly rising inflation rate, we may experience significantly increased costs of goods and services for our business.

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

Trading Plans

During the quarter ended September 30, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

	Action	Date	Trading Arrangement		Total Shares to Be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Brett Monia, CEO and Board Member	Termination	July 12, 2023	X		30,023	Upon the execution of all instructions provided in the plan
Brett Monia, CEO and Board Member	Adoption	July 13, 2023	X		54,442	Upon the execution of all instructions provided in the plan
Eric Swayze, EVP, Research	Adoption	July 13, 2023	X		85,614	Upon the execution of all instructions provided in the plan
Spencer Berthelsen, Board Member	Adoption	September 7, 2023	X		16,000	Upon the execution of all instructions provided in the plan
B. Lynne Parshall, Board Member	Adoption	September 27, 2023	X		122,638	Upon the execution of all instructions provided in the plan

Index

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1
Collaboration and License Agreement by and between the Registrant and Novartis Pharma AG dated as of August 2, 2023. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.2
Amended and Restated Lease Agreement between the Registrant and Lots 21 & 22 Owner (DE) LLC dated as of August 21, 2023. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.3
Research, Development, and License Agreement by and among the Registrant, F. Hoffmann-La Roche Ltd., and Hoffmann-La Roche Inc. dated as of September 26, 2023. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 2, 2023

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 2, 2023