Form 10-Q
period 2024-03-31
IONIS PHARMACEUTICALS INC
filed 2024-05-07
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of voting common stock outstanding as of May 1, 2024 was 145,965,374.

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

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,889	$399,266
Short-term investments	1,857,327	1,931,935
Contracts receivable	5,140	97,778
Inventories	30,259	28,425
Other current assets	174,060	184,449
Total current assets	2,415,675	2,641,853
Property, plant and equipment, net	72,795	71,043
Right-of-use assets	169,431	171,896
Deposits and other assets	106,027	105,280
Total assets	$2,763,928	$2,990,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,082	$26,027
Accrued compensation	21,537	67,727
Accrued liabilities	106,048	147,894
Income taxes payable	2,210	2,151
0.125 percent convertible senior notes, net	44,377	44,332
Current portion of deferred contract revenue	130,406	151,128
Other current liabilities	9,988	8,831
Total current liabilities	327,648	448,090
Long-term deferred contract revenue	215,088	241,184
1.75 percent convertible senior notes, net	562,964	562,285
0 percent convertible senior notes, net	626,167	625,380
Liability related to sale of future royalties, net	525,072	513,736
Long-term lease liabilities	168,674	170,875
Long-term obligations	41,800	41,836
Total liabilities	2,467,413	2,603,386
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 145,844,719 and 144,340,526 shares issued and outstanding at March 31, 2024 (unaudited) and December 31, 2023, respectively	146	144
Additional paid-in capital	2,270,047	2,215,098
Accumulated other comprehensive loss	(34,964)	(32,645)
Accumulated deficit	(1,938,714)	(1,795,911)
Total stockholders’ equity	296,515	386,686
Total liabilities and stockholders’ equity	$2,763,928	$2,990,072

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$38,455	$50,247
WAINUA royalties	1,125	—
Other commercial revenue	20,013	17,521
Total commercial revenue	59,593	67,768
Research and development revenue:
Collaborative agreement revenue	49,345	38,334
WAINUA joint development revenue	10,559	24,422
Total research and development revenue	59,904	62,756
Total revenue	119,497	130,524

Expenses:
Cost of sales	2,151	1,343
Research, development and patent	214,215	197,813
Selling, general and administrative	52,644	45,516
Total operating expenses	269,010	244,672

Loss from operations	(149,513)	(114,148)

Other income (expense):
Investment income	26,285	18,627
Interest expense	(4,151)	(1,608)
Interest expense related to sale of future royalties	(17,959)	(15,515)
Gain (loss) on investments	2,333	(529)
Other income	277	230

Loss before income tax expense	(142,728)	(112,943)

Income tax expense	(75)	(11,380)

Net loss	$(142,803)	$(124,323)

Basic and diluted net loss per share	$(0.98)	$(0.87)
Shares used in computing basic and diluted net loss per share	145,538	142,735

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(142,803)	$(124,323)
Unrealized losses on debt securities, net of tax	(2,205)	8,393
Currency translation adjustment	(114)	104

Comprehensive loss	$(145,122)	$(115,826)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(124,323)	(124,323)
Change in unrealized losses, net of tax	—	—	—	8,393	—	8,393
Foreign currency translation	—	—	—	104	—	104
Issuance of common stock in connection with employee stock plans	965	1	2,560	—	—	2,561
Stock-based compensation expense	—	—	26,948	—	—	26,948
Balance at March 31, 2023	143,023	$143	$2,089,358	$(48,983)	$(1,553,948)	$486,570

Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	—	—	—	—	(142,803)	(142,803)
Change in unrealized losses, net of tax	—	—	—	(2,205)	—	(2,205)
Foreign currency translation	—	—	—	(114)	—	(114)
Issuance of common stock in connection with employee stock plans	1,504	2	23,609	—	—	23,611
Stock-based compensation expense	—	—	31,340	—	—	31,340
Balance at March 31, 2024	145,845	$146	$2,270,047	$(34,964)	$(1,938,714)	$296,515

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(142,803)	$(124,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,547	2,604
Amortization of right-of-use operating lease assets	2,465	2,395
Amortization of other assets	639	607
Amortization of discount on investments, net	(9,257)	(5,042)
Amortization of debt issuance costs	1,667	1,486
Non-cash royalty revenue related to sale of royalties	(6,623)	—
Non-cash interest related to sale of future royalties	17,806	15,363
Stock-based compensation expense	31,340	26,948
Loss (gain) on investments	(2,332)	529
Non-cash losses related to other assets	133	445
Changes in operating assets and liabilities:
Contracts receivable	92,638	11,624
Inventories	(1,834)	(167)
Other current and long-term assets	13,381	5,312
Income taxes	59	11,037
Accounts payable	(13,869)	(10,295)
Accrued compensation	(46,190)	(31,018)
Accrued liabilities and other current liabilities	(42,887)	(28,460)
Deferred contract revenue	(46,818)	(13,037)
Net cash used in operating activities	(149,938)	(133,992)

Investing activities:
Purchases of short-term investments	(519,001)	(688,278)
Proceeds from sale of short-term investments	600,836	374,363
Purchases of property, plant and equipment	(4,493)	(10,472)
Acquisition of licenses and other assets, net	(1,237)	(1,253)
Net cash provided by (used in) investing activities	76,105	(325,640)

Financing activities:
Proceeds from equity, net	23,609	2,560
Proceeds from sale of future royalties	—	500,000
Payments of transaction costs related to sale of future royalties	—	(10,434)
Principal payments on mortgage debt	(39)	(39)
Net cash provided by financing activities	23,570	492,087

Effects of exchange rates on cash	(114)	104

Net increase (decrease) in cash and cash equivalents	(50,377)	32,559
Cash and cash equivalents at beginning of period	399,266	276,472
Cash and cash equivalents at end of period	$348,889	$309,031

Supplemental disclosures of cash flow information:
Interest paid	$95	$89
Income taxes paid	$13	$293

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$924	$3,058

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 on the same basis as the audited financial statements for the year ended December 31, 2023. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

2.  Significant Accounting Policies

Our significant accounting policies have not changed substantially from those included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

We do not expect any recently issued accounting standards to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials:
Raw materials - clinical	$23,317	$20,985
Raw materials - commercial	705	1,809
Total raw materials	24,022	22,794
Work in process	6,037	5,477
Finished goods	200	154
Total inventories	$30,259	$28,425

Index
Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Clinical development expenses	$75,929	$105,967
In-licensing expenses	6,436	7,454
Commercial expenses	4,739	4,875
Other miscellaneous expenses	18,944	29,598
Total accrued liabilities	$106,048	$147,894

4. Revenues

During the three months ended March 31, 2024 and 2023, our revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$38,455	$50,247
WAINUA royalties	1,125	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8,628	6,478
Licensing and other royalty revenue	11,385	11,043
Total other commercial revenue	20,013	17,521
Total commercial revenue	59,593	67,768
Research and development revenue:
Collaborative agreement revenue	49,345	38,334
WAINUA joint development revenue	10,559	24,422
Total research and development revenue	59,904	62,756
Total revenue	$119,497	$130,524

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue: SPINRAZA royalties and WAINUA royalties

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. In 2024, we began earning royalties from WAINUA sales.

Commercial Revenue: TEGSEDI and WAYLIVRA revenue, net

We earn commercial revenue from TEGSEDI and WAYLIVRA sales under our distribution agreements with Sobi. In addition, we receive royalties from PTC Therapeutics International Limited, or PTC, for TEGSEDI  and WAYLIVRA sales.

Commercial Revenue: Licensing and other royalty revenue

 We also recognize as commercial revenue sales milestone payments and royalties we earn under our partnerships. For example, we earn royalty revenue on net sales of QALSODY, which is included in Licensing and other royalty revenue.

Research and development revenue under collaboration agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, research and development, or R&D, services and manufacturing services.

Index
Upfront payments: When we enter into a collaboration agreement and receive an upfront payment, we typically record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. If part or all of the upfront payment is a license fee, we recognize as revenue the portion related to the license when we deliver the license to our partner because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery.

Milestone payments: We include variable consideration in the transaction price when it is probable. We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because typically there is considerable uncertainty in the R&D processes that trigger these payments. Similarly, we include approval milestone payments in the transaction price once the medicine is approved by the applicable regulatory agency. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

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

WAINUA (Eplontersen) Collaboration with AstraZeneca

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize WAINUA for the treatment of transthyretin amyloidosis, or ATTR. We jointly developed and are preparing to commercialize WAINUA with AstraZeneca in the U.S. We initially granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S., except for certain Latin American countries. In 2023, we expanded those rights to include Latin America. Under the terms of the agreement, we received a $200 million upfront payment in 2021.

We evaluated our WAINUA collaboration under ASC 808 and identified four material components: (i) the license we granted to AstraZeneca in 2021, (ii) the co-development activities that we and AstraZeneca are performing, (iii) the co-commercialization activities that we and AstraZeneca are performing and (iv) the co-medical affairs activities that we and AstraZeneca are performing.

We determined that we had a vendor-customer relationship within the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, for the license we granted to AstraZeneca and as a result we had one performance obligation. For our sole performance obligation, we determined the transaction price was the $200 million upfront payment we received. We recognized the upfront payment in full in 2021 because we did not have any remaining performance obligations after we delivered the license to AstraZeneca.

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our selling, general and administrative, or SG&A, expense and R&D expense, respectively.

Index
5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca and Biogen collaborations, which are the collaborations with substantive changes during 2024 from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the joint development and commercialization of WAINUA for the treatment of transthyretin amyloidosis, or ATTR, and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through March 31, 2024, we have received nearly $910 million from these collaborations.

In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with polyneuropathy caused by hereditary transthyretin amyloidosis, or ATTRv-PN. As a result, we began earning royalties from WAINUA sales, which we recognize as commercial revenue in our condensed consolidated statements of operations. We will achieve the next payment of up to $30 million upon regulatory approval of WAINUA for ATTRv-PN in the European Union, or EU, under this collaboration.

During the three months ended March 31, 2024 and 2023, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2024	2023
Revenue from our relationship with AstraZeneca	$11,685	$24,425
Percentage of total revenue	10%	19%

Our condensed consolidated balance sheet at March 31, 2024 included deferred contract revenue of $1.9 million from our relationship with AstraZeneca. We did not have any deferred contract revenue from our relationship with AstraZeneca at December 31, 2023.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. QALSODY, our medicine to treat patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, received accelerated approval in the U.S. in April 2023. In addition, we and Biogen are currently developing numerous other investigational medicines to treat neurodegenerative diseases, including medicines in development to treat people with amyotrophic lateral sclerosis, or ALS, SMA, Angelman Syndrome, or AS, Alzheimer’s disease, or AD, and Parkinson’s disease, or PD. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through March 31, 2024, we have received more than $3.8 billion in payments from our Biogen collaborations, including payments to purchase our stock.

During the three months ended March 31, 2024 and 2023, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2024	2023
Revenue from our relationship with Biogen	$59,236	$70,501
Percentage of total revenue	50%	54%

Our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 included deferred contract revenue of $287.2 million and $307.4 million, respectively, from our relationship with Biogen.

Index
6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three months ended March 31, 2024 and 2023 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three months ended March 31, 2024 and 2023, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three months ended March 31, 2024, common stock underlying the 1.75 percent convertible senior notes, or 1.75% Notes, would also have had an anti-dilutive effect on net loss per share.

Additionally as of March 31, 2024 and 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2024:

One year or less	69%
After one year but within two years	26%
After two years but within three and a half years	5%
Total	100%

As illustrated above, at March 31, 2024, 95 percent of our available-for-sale securities had a maturity of less than two years.

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

At March 31, 2024, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
March 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$529,593	$87	$(1,990)	$527,690
Debt securities issued by U.S. government agencies	179,632	24	(409)	179,247
Debt securities issued by the U.S. Treasury (1)	582,782	38	(1,372)	581,448
Debt securities issued by states of the U.S. and political subdivisions of the states	15,017	29	(77)	14,969
Total debt securities with a maturity of one year or less	1,307,024	178	(3,848)	1,303,354
Corporate debt securities	248,548	405	(890)	248,063
Debt securities issued by U.S. government agencies	115,152	134	(187)	115,099
Debt securities issued by the U.S. Treasury	204,535	133	(1,086)	203,582
Debt securities issued by states of the U.S. and political subdivisions of the states	1,420	—	(3)	1,417
Total debt securities with a maturity of more than one year	569,655	672	(2,166)	568,161
Total available-for-sale debt securities	$1,876,679	$850	$(6,014)	$1,871,515
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$319	$(3,756)	$8,460
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,320	(8,881)	51,451
Total available-for-sale debt and equity securities	$1,911,691	$26,170	$(14,895)	$1,922,966

	Amortized	Gross Unrealized		Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$559,967	$157	$(2,625)	$557,499
Debt securities issued by U.S. government agencies	224,711	64	(611)	224,164
Debt securities issued by the U.S. Treasury (1)	513,784	152	(1,889)	512,047
Debt securities issued by states of the U.S. and political subdivisions of the states	17,757	42	(113)	17,686
Total debt securities with a maturity of one year or less	1,316,219	415	(5,238)	1,311,396
Corporate debt securities	243,151	1,270	(692)	243,729
Debt securities issued by U.S. government agencies	110,138	547	(21)	110,664
Debt securities issued by the U.S. Treasury	294,873	1,239	(480)	295,632
Debt securities issued by states of the U.S. and political subdivisions of the states	3,466	7	(4)	3,469
Total debt securities with a maturity of more than one year	651,628	3,063	(1,197)	653,494
Total available-for-sale debt securities	$1,967,847	$3,478	$(6,435)	$1,964,890
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$236	$(5,832)	$6,301
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,237	(10,957)	49,292
Total available-for-sale debt and equity securities	$2,002,859	$28,715	$(17,392)	$2,014,182

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the three months ended March 31, 2024, we recorded a $2.2 million net unrealized gain in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the three months ended March 31, 2024, there were no changes in the fair value of our investments in privately held companies.

Index
The following is a summary of our investments we consider to be temporarily impaired at March 31, 2024 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	392	$487,939	$(1,361)	$96,219	$(1,519)	$584,158	$(2,880)
Debt securities issued by U.S. government agencies	80	176,956	(360)	12,375	(236)	189,331	(596)
Debt securities issued by the U.S. Treasury	64	588,958	(1,773)	86,772	(685)	675,730	(2,458)
Debt securities issued by states of the U.S. and political subdivisions of the states	53	7,978	(22)	5,703	(58)	13,681	(80)
Total temporarily impaired securities	589	$1,261,831	$(3,516)	$201,069	$(2,498)	$1,462,900	$(6,014)

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

8.  Fair Value Measurements

The following tables present the major security types we held at March 31, 2024 and December 31, 2023 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$263,639	$263,639	$—
Corporate debt securities (2)	775,753	—	775,753
Debt securities issued by U.S. government agencies (3)	294,346	—	294,346
Debt securities issued by the U.S. Treasury (3)	785,030	785,030	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	16,386	—	16,386
Publicly traded equity securities included in other current assets (4)	8,460	8,460	—
Total	$2,143,614	$1,057,129	$1,086,485

	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$185,424	$185,424	$—
Corporate debt securities (5)	801,228	—	801,228
Debt securities issued by U.S. government agencies (3)	334,828	—	334,828
Debt securities issued by the U.S. Treasury (3)	807,679	807,679	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	21,155	—	21,155
Publicly traded equity securities included in other current assets (4)	6,301	6,301	—
Total	$2,156,615	$999,404	$1,157,211

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents.

(2)	$14.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	Included in other current assets.

(5)	$33.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

Index
Convertible Notes

Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $601.1 million, $627.8 million and $42.4 million at March 31, 2024, respectively. Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $661.1 million, $667.8 million and $42.4 million at December 31, 2023, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$204	$119
Research, development and patent expense	22,225	19,567
Selling, general and administrative expense	8,911	7,262
Total	$31,340	$26,948

As of March 31, 2024, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $71.1 million, $112.8 million and $16.8 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.4 years, 1.8 years and 2.2 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the three months ended March 31, 2024 and 2023, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.0%	3.6%
Dividend yield	0.0%	0.0%
Volatility	44.0%	47.5%
Expected life	6.3 years	6.3 years

ESPP:
	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.3%	5.2%
Dividend yield	0.0%	0.0%
Volatility	38.4%	36.7%
Expected life	6 months	6 months

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2024 and 2023 was $53.54 and $39.85 per share, respectively.

Index
PRSUs:

Under the terms of the PRSUs we granted in 2024 and 2023, 100 percent of the PRSUs may vest at the end of the three-year performance period based on our relative TSR as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

The weighted-average grant date fair value of PRSUs granted to our executive officers for the three months ended March 31, 2024 and 2023 was $78.41 and $58.99 per share, respectively.

10.  Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2024 compared to $11.4 million for the same period in 2023. The decrease in income tax expense relates primarily to the impact of the royalty purchase agreement with Royalty Pharma on income tax expense for the three months ended March 31, 2023. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

11. Liability Related to Sale of Future Royalties

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. In addition, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen, our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of March 31, 2024, the estimated effective interest rate under the agreement was 13.5 percent.

The following table sets forth information on our liability related to sale of future royalties (in thousands):

Proceeds from sale of future royalties in January 2023	$500,000
Issuance costs related to sale of future royalties	(10,434)
Royalty payments to Royalty Pharma	(44,628)
Interest expense related to sale of future royalties	68,238
Amortization of issuance costs related to sale of future royalties	560
Net liability related to sale of future royalties as of December 31, 2023	513,736
Royalty payments to Royalty Pharma	(6,623)
Interest expense related to sale of future royalties	17,806
Amortization of issuance costs related to sale of future royalties	153
Net liability related to sale of future royalties as of March 31, 2024	$525,072

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

Index
12. Convertible Debt

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of convertible senior notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million in principal of our 0.125% Notes. We expect to use the remaining net proceeds to settle the 0.125% Notes that remain outstanding.

At March 31, 2024, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$12.0
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

At March 31, 2024, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$6.3
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes and Call Spread

As discussed above, in 2023, we repurchased $504.4 million of our 0.125% Notes.

Index
At March 31, 2024, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

0.125% Notes
Outstanding principal balance	$44.5
Unamortized debt issuance costs	$0.1
Maturity date	December 2024
Interest rate	0.125%
Effective interest rate	0.5%
Conversion price per share	$83.28
Effective conversion price per share with call spread	$123.38
Total shares of common stock subject to conversion, excluding shares related to 0.125% Notes that we have repurchased and are currently holding in treasury	0.5

In conjunction with the issuance of our 0.125% Notes in 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants. As of March 31, 2024, the note hedges and warrants remain outstanding.

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

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of our commercial medicines, additional medicines in development and technologies. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2023, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. As a result, you are cautioned not to rely on these forward-looking statements.

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

Marketed Medicines

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through March 31, 2024, we have earned more than $2.1 billion in revenues from our SPINRAZA collaboration, including more than $1.7 billion in royalties on sales of SPINRAZA.

QALSODY is an antisense medicine that received accelerated approval in April 2023 from the United States, or U.S., Food and Drug Administration, or FDA, for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. Our partner, Biogen, is responsible for commercializing QALSODY worldwide. The European Medicines Agency, or EMA, is currently reviewing QALSODY for approval in the European Union, or EU.

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

Index
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

Medicines in Registration and Phase 3 Studies

We currently have nine medicines in registration or Phase 3 studies for eleven indications, which are:

WAINUA is our medicine to treat patients with transthyretin amyloidosis, or ATTR, that is approved in the U.S. for the treatment of adults with ATTRv-PN, under regulatory review in other countries for ATTRv-PN and in development for ATTR cardiomyopathy, or ATTR-CM. In January 2024, we launched WAINUA for the treatment of adults with ATTRv-PN in the U.S. In September 2023, The Journal of the American Medical Association, or JAMA, published positive results from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN showing WAINUA halted disease progression and continuously improved quality of life at the 35-, 66- and 85-week analyses. In July 2023, we completed enrollment of the Phase 3 CARDIO-TTRansform study of WAINUA in patients with ATTR-CM with data planned for as early as 2025. In February 2024, the FDA granted Fast Track designation to WAINUA for the treatment of patients with ATTR-CM. Additionally, in January 2022 and October 2023, the FDA and EMA, respectively, granted Orphan Drug designation to WAINUA for the treatment of ATTR.

Olezarsen is our medicine in development for FCS, an ultra-rare indication and severe hypertriglyceridemia, or sHTG, a much broader indication. We recently submitted an NDA, which is pending acceptance from the FDA, for FCS and are preparing to submit applications for regulatory approval in the EU. In April 2024, we presented positive data from the Phase 3 Balance study in patients with FCS and the Phase 2b Bridge study in patients with HTG and sHTG at the American Academy of Cardiology meeting with simultaneous publications in the New England Journal of Medicine. Additionally, in April 2024, we opened our Expanded Access Program, or EAP, for patients with FCS in the U.S. In September 2023, we reported positive results from the Phase 3 Balance study in patients with FCS showing statistically significant triglyceride lowering and a substantial reduction in acute pancreatitis events in addition to a favorable safety and tolerability profile. Additionally, we are currently conducting a broad Phase 3 development program for olezarsen for the treatment of sHTG including three Phase 3 studies supporting development (CORE, CORE2 and ESSENCE). We recently completed enrollment of the Phase 3 CORE pivotal study and ESSENCE supportive safety study for sHTG. The FDA granted Breakthrough Therapy designation, Orphan Drug designation and Fast Track designation to olezarsen for the treatment of FCS.

Donidalorsen is our medicine in development for hereditary angioedema, or HAE. In January 2024, we reported positive topline data from the Phase 3 OASIS-HAE study in patients treated every four weeks and every eight weeks. We are currently conducting OASIS-Plus, which includes an open-label, or OLE, study in patients who have completed OASIS-HAE and a separate "switch study" in patients who have transitioned to donidalorsen from other prophylactic HAE medications. In May 2024, we opened our EAP for patients with HAE in the U.S. In December 2023, we licensed European commercialization rights of donidalorsen to Otsuka Pharmaceutical Co., Ltd., or Otsuka. Throughout 2022 and 2023, we reported positive data from the Phase 2 study and Phase 2 OLE study, including two-year OLE data. We are preparing to submit an NDA to the FDA. Otsuka is preparing to submit a Marketing Authorization Application, or MAA, to the EMA. In September 2023 and February 2024, the FDA and EMA, respectively, granted Orphan Drug designation to donidalorsen.

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

Index
QALSODY (tofersen) is our marketed medicine to treat patients with SOD1-ALS. In April 2023, the FDA granted Biogen accelerated approval of QALSODY for patients with SOD1-ALS. QALSODY is currently under regulatory review in the EU. Additionally, Biogen is evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. In September 2016 and August 2016, the FDA and EMA, respectively, granted Orphan Drug designation to QALSODY.

Pelacarsen is our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease. Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with elevated Lp(a)-driven CVD, which achieved full enrollment in July 2022 with more than 8,000 patients. In April 2020, the FDA granted Fast Track designation to pelacarsen.

Bepirovirsen is our medicine in development for chronic hepatitis B virus, or HBV. GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV. GSK reported positive results from Phase 2 studies in 2023, including durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV. In February 2024, the FDA granted Fast Track designation to bepirovirsen for the treatment of patients with chronic hepatitis B, or CHB.

IONIS-FB-LRx is our medicine in development for immunoglobulin A, or IgA, nephropathy, or IgAN, and geographic atrophy, or GA. In the second quarter of 2023, Roche advanced IONIS-FB-LRx into Phase 3 development in patients with IgAN. In October 2023, we reported positive interim data from the ongoing Phase 2 study of IONIS-FB-LRx in patients with IgAN. Additionally, IONIS-FB-LRx is in an ongoing Phase 2 study in patients with geographic atrophy, or GA.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended March 31
	2024	2023

Total revenue	$119.5	$130.5
Total operating expenses	$269.0	$244.7
Loss from operations	$(149.5)	$(114.1)
Net loss	$(142.8)	$(124.3)

Index
Revenue

Total revenue for the three months ended March 31, 2024 was $119.5 million compared to $130.5 million for the same period in 2023 and was comprised of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$38.5	$50.2
WAINUA royalties	1.1	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8.6	6.5
Licensing and other royalty revenue	11.4	11.0
Total other commercial revenue	20.0	17.5
Total commercial revenue	59.6	67.7
Research and development revenue:
Amortization from upfront payments	41.5	15.6
Milestone payments	7.0	22.5
Other services	0.8	0.3
Collaborative agreement revenue	49.3	38.4
WAINUA joint development revenue	10.6	24.4
Total research and development revenue	59.9	62.8
Total revenue	$119.5	$130.5

Commercial revenue for the three months ended March 31, 2024 included a new source of royalty revenue with the launch of WAINUA in the U.S. in mid-January 2024. While the number of patients on SPINRAZA treatment remained consistent globally, royalties decreased year over year primarily due to the timing of shipments in several markets outside the U.S. Our commercial revenue in the three months ended March 31, 2024 also included royalties from U.S. net sales of QALSODY, which Biogen launched in the second quarter of 2023.

Research and development, or R&D, revenue in the three months ended March 31, 2024 included increased revenue from the amortization of upfront payments compared to the same period last year due to the new collaborations we entered into during 2023 with Roche and Novartis. This increase was offset by decreases in milestone payments due to timing and WAINUA joint development revenue, which decreased as development activities relating to ATTRv-PN wound down with the launch of WAINUA.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three months ended March 31, 2024 and 2023 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A expenses, respectively. We expect our medical affairs and commercialization expenses to increase with the launch of WAINUA for ATTRv-PN in the U.S. and as WAINUA advances toward the market for ATTR-CM under our collaboration with AstraZeneca.

Index
The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended March 31,
	2024	2023
WAINUA joint development revenue	$10.6	$24.4
Research and development expenses related to Phase 3 development of WAINUA	22.7	47.1
Medical affairs expenses for WAINUA	1.3	0.7
Commercialization expenses for WAINUA	6.0	1.3

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Operating expenses, excluding non-cash compensation expense related to equity awards	$237.7	$217.7
Non-cash compensation expense related to equity awards	31.3	27.0
Total operating expenses	$269.0	$244.7

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2024 increased compared to the same period in 2023. Our SG&A expenses increased year over year primarily due to the launch of WAINUA in the U.S. and launch preparation activities for olezarsen and donidalorsen. Our R&D expenses increased due to the timing of our late-stage program activities. We expect our R&D expenses will stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2024 as we advance our commercialization activities.

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

Cost of Sales

Our cost of sales is comprised of costs related to our TEGSEDI and WAYLIVRA revenue, which consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TEGSEDI and WAYLIVRA and certain associated period costs.

The following table sets forth information on cost of sales (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.0	$1.2
Non-cash compensation expense related to equity awards	0.2	0.1
Total cost of sales	$2.2	$1.3

Index
Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$192.0	$178.2
Non-cash compensation expense related to equity awards	22.2	19.6
Total research, development and patent expenses	$214.2	$197.8

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$28.2	$24.6
Non-cash compensation expense related to equity awards	4.3	3.9
Total drug discovery expenses	$32.5	$28.5

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2024 compared to the same period in 2023 as we continued to make strategic investments in advancing our technology.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended March 31,
	2024	2023
WAINUA	$21.7	$37.0
Olezarsen	39.5	26.8
Donidalorsen	4.8	5.3
Zilganersen	2.1	1.7
Ulefnersen	3.5	2.3
Other development projects	25.1	17.4
Development overhead expenses	29.1	25.1
Total drug development expenses, excluding non-cash compensation expense related to equity awards	125.8	115.6
Non-cash compensation expense related to equity awards	10.4	8.8
Total drug development expenses	$136.2	$124.4

Our development expenses, excluding non-cash compensation expense related to equity awards, increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the timing of our late-stage program activities. We expect our development expenses will stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$4.7	$4.3
Non-cash compensation expense related to equity awards	0.9	1.0
Total medical affairs expenses	$5.6	$5.3

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, slightly increased in the three months ended March 31, 2024 compared to the same period in 2023 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$11.4	$14.7
Non-cash compensation expense related to equity awards	2.3	2.1
Total manufacturing and development chemistry expenses	$13.7	$16.8

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased in the three months ended March 31, 2024 compared to the same period in 2023. In the three months ended March 31, 2023, our contract manufacturing organizations, or CMOs, manufactured higher quantities of drug product related to several late-stage programs.

Index
R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Personnel costs	$7.8	$6.5
Occupancy	7.1	7.3
Computer software and licenses	1.6	0.6
Insurance	0.9	0.9
Patent expenses	0.7	1.1
Consulting expenses	0.6	0.3
Other	3.2	2.3
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	21.9	19.0
Non-cash compensation expense related to equity awards	4.3	3.8
Total R&D support expenses	$26.2	$22.8

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily related to increased personnel costs and computer software and licenses to support advancing our pipeline and our technology.

Selling, General and Administrative Expenses

SG&A expenses include personnel, information technology systems and outside costs associated with the pre-commercialization and commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in SG&A expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA and QALSODY.

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$43.7	$38.2
Non-cash compensation expense related to equity awards	8.9	7.3
Total selling, general and administrative expenses	$52.6	$45.5

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2024 compared to the same period in 2023 due to increased expenses related to our launch of WAINUA and launch preparation activities for olezarsen and donidalorsen.

Investment Income

Investment income for the three months ended March 31, 2024 was $26.3 million compared to $18.6 million for the same period in 2023. Our investment income increased primarily due to an increase in interest rates associated with our investments during the three months ended March 31, 2024 compared to the same period in 2023.

Index
Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended March 31,
	2024	2023
Convertible notes:
Non-cash amortization of debt issuance costs	$1.6	$1.3
Interest expense payable in cash	2.5	0.2
Interest on mortgage for manufacturing facility	0.1	0.1
Total interest expense	$4.2	$1.6

In  2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $504.4 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes increased because we began incurring interest expense for our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $18.0 million of interest expense related to the sale of future royalties in the three months ended March 31, 2024 as a result of the Royalty Pharma transaction, in which we sold a minority interest in our future royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

We recorded a net gain on investments of $2.3 million for the three months ended March 31, 2024 compared to a net loss on investments of $0.5 million for the same period in 2023 primarily due to changes in the fair value of our investments in publicly traded and privately held biotechnology companies.

Income Tax Expense

We recorded income tax expense of $0.1 million for the three months ended March 31, 2024 compared to $11.4 million for the same period in 2023. The decrease in income tax expense relates primarily to the impact of the royalty purchase agreement with Royalty Pharma on income tax expense for the three months ended March 31, 2023. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $142.8 million for the three months ended March 31, 2024 compared to net loss of $124.3 million for the same period in 2023, which reflects the fluctuations discussed above. Our basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 was $0.98 and $0.87, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from revenue from SPINRAZA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began receiving commercial revenue from WAINUA royalties in 2024. From our inception through March 31, 2024, we have earned approximately $7.3 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through March 31, 2024, we have raised net proceeds of approximately $2.1 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2024, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Index
From December 31, 2023 to March 31, 2024, our working capital decreased as our cash, cash equivalents and short-term investments decreased, while our long-term obligations did not change significantly.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of March 31, 2024. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$620.3	$10.1	$610.2
0% Notes (principal payable)	632.5	—	632.5
0.125% Notes (principal and interest payable)	44.6	44.6	—
Operating leases	274.9	20.6	254.3
Building mortgage payments (principal and interest payable)	10.1	0.5	9.6
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,583.1	$75.9	$1,507.2

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

Convertible Debt and Call Spread

Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for the significant terms of each convertible debt instrument.

Operating Facilities

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on our operating facilities.

Operating Leases

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2024 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2024.

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

For details of legal proceedings, refer to Part I, Item 1, Note 13, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. There were no substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Index
Summary of Risk Factors

There are a number of risks related to our business and our securities. Some of the principal risks related to our business include the following:

●	Our ability to generate substantial revenue from the sale of our medicines;
●	Τhe availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel;
●	The impacts of health epidemics, climate change, war and other global events; and
●	The other factors set forth below.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
In addition, while we do not have any clinical trial sites in Ukraine or Gaza, we do have a limited number of clinical trial sites in Russia and Israel that may be materially impacted by the ongoing war between Russia and Ukraine and military conflicts in Israel and the surrounding areas, as well as related political or economic responses and counter-responses by various global actors, or collectively, conflicts in Eastern Europe and the Middle East, and could result in difficulties enrolling or completing our clinical trials in such areas on schedule. Furthermore, the U.S. and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the future. Our ability to conduct clinical trials in Russia may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, and could increase our costs and delay the clinical development of certain of our medicines.

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

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to olezarsen for the treatment of patients with FCS, to ulefnersen for the treatment of patients with FUS-ALS, and to ION582 for the treatment of patients with Angelman syndrome. The FDA and EMA have granted Orphan Drug designation to WAINUA for the treatment of patients with ATTR, to donidalorsen for the treatment of patients with HAE, to TEGSEDI for the treatment of patients with ATTRv-PN, to WAYLIVRA for the treatment of patients with FCS, to tominersen for the treatment of patients with HD, and to ION356 for the treatment of patients with Pelizaeus-Merzbacher disease. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the expansion of our manufacturing capabilities. All of these activities will require significant cash. As of March 31, 2024, we had cash, cash equivalents and short-term investments equal to $2.2 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2024, we had an accumulated deficit of approximately $1.9 billion and stockholders’ equity of approximately $0.3 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Index
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

Risks related to health epidemics, climate change and other events

Our business may be adversely affected by health epidemics, climate change, extreme weather events, earthquakes, war, civil or political unrest, terrorism or other catastrophic events.

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

Index
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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2024, the closing market price of our common stock ranged from $53.55 to $34.73 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 28.2 million shares of our common stock upon conversion of our 1.75% Notes, 0% Notes and 0.125% Notes. In connection with the issuance of the 0% Notes and 0.125% Notes, we entered into certain call spread transactions covering 10.9 million shares and 6.6 million shares, respectively, that we expect will offset the dilution to holders of common stock upon any conversion of those notes.  In addition, of the shares reserved, 6.1 million shares are reserved for issuance upon conversion of 0.125% Notes that we have repurchased and are currently held by us in treasury (and thus would not be dilutive). As a result, to the extent we elect to convert the 0.125% Notes held by us in treasury, we expect we would receive up to 6.1 million shares upon settlement of related convertible note hedges (without any additional dilution caused by the conversion of the 0.125% Notes held in treasury).  However, the anti-dilutive effect of the convertible note hedges is offset by certain warrant transactions we entered into in connection with the issuance of the 0% Notes and the 0.125% Notes. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

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

A variety of risks associated with operating our business and marketing our medicines internationally could adversely affect our business. In addition to our U.S. operations, we are commercializing TEGSEDI in the EU, Canada, Latin America and certain Caribbean countries, and WAYLIVRA in the EU, Latin America and certain Caribbean countries. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations, we are subject to numerous risks associated with international business activities, including:

●	compliance with differing or unexpected regulatory requirements for our medicines and foreign employees;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in staffing and managing foreign operations;
●	in certain circumstances, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;
●	foreign government taxes, regulations and permit requirements;
●	U.S. and foreign government tariffs, trade and export restrictions, price and exchange controls and other regulatory requirements;
●	anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, and its equivalent in foreign jurisdictions;
●	economic weakness, including inflation, natural disasters, war, acts of terrorism, political instability or public health issues or health epidemics, in particular foreign countries or globally;
●	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenue, and other obligations related to doing business in another country;
●	compliance with tax, employment, privacy, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
●	workforce uncertainty in countries where labor unrest is more common than in the U.S.; and
●	changes in diplomatic and trade relationships.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
ITEM 5.	OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

	Action	Date	Trading Arrangement		Total Shares to Be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
B. Lynne Parshall Board Member	Termination	January 3, 2024	X		122,638	Upon the execution of all instructions provided in the plan
Joseph Klein, III Board Member	Adoption	January 3, 2024	X		82,000	The earlier to occur of (i) December 31, 2025, and (ii) Upon the execution of all instructions provided in the plan
Joseph Baroldi EVP, Chief Business Officer	Adoption	January 5, 2024	X		40,000	The earlier to occur of (i) March 31, 2025, and (ii) Upon the execution of all instructions provided in the plan
Eugene Schneider EVP, Chief Clinical Development and Operations Officer	Adoption	January 12, 2024	X		40,633	The earlier to occur of (i) July 29, 2025, and (ii) Upon the execution of all instructions provided in the plan
Elizabeth Hougen EVP, Finance & Chief Financial Officer	Adoption	January 12, 2024	X		178,200	The earlier to occur of (i) October 11, 2025, and (ii) Upon the execution of all instructions provided in the plan
Patrick O'Neil Chief Legal Officer & General Counsel	Termination	February 14, 2024	X		170,830	Upon the execution of all instructions provided in the plan
B. Lynne Parshall Board Member	Adoption	February 21, 2024	X		145,568	The earlier to occur of (i) June 30, 2025, and (ii) Upon the execution of all instructions provided in the plan
Patrick O'Neil Chief Legal Officer & General Counsel	Adoption	February 21, 2024	X		252,747	The earlier to occur of (i) May 31, 2025, and (ii) Upon the execution of all instructions provided in the plan

Index
ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1	Advisory Services Agreement by and between the Registrant and Onaiza Cadoret-Manier dated March 15, 2024.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	May 7, 2024

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	May 7, 2024