Form 10-Q
period 2024-06-30
IONIS PHARMACEUTICALS INC
filed 2024-08-01
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of voting common stock outstanding as of July 26, 2024 was 146,211,091.

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

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,993	$399,266
Short-term investments	1,784,693	1,931,935
Contracts receivable	27,259	97,778
Inventories	28,723	28,425
Other current assets	194,715	184,449
Total current assets	2,329,383	2,641,853
Property, plant and equipment, net	75,902	71,043
Right-of-use assets	166,939	171,896
Deposits and other assets	118,904	105,280
Total assets	$2,691,128	$2,990,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,243	$26,027
Accrued compensation	35,018	67,727
Accrued liabilities	114,330	147,894
Income taxes payable	284	2,151
0.125 percent convertible senior notes, net	44,422	44,332
Current portion of deferred contract revenue	94,066	151,128
Other current liabilities	8,799	8,831
Total current liabilities	306,162	448,090
Long-term deferred contract revenue	188,701	241,184
1.75 percent convertible senior notes, net	563,647	562,285
0 percent convertible senior notes, net	626,955	625,380
Liability related to sale of future royalties, net	533,754	513,736
Long-term lease liabilities	166,438	170,875
Long-term obligations	41,773	41,836
Total liabilities	2,427,430	2,603,386
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 146,025,246 and 144,340,526 shares issued and outstanding at June 30, 2024 (unaudited) and December 31, 2023, respectively	146	144
Additional paid-in capital	2,303,369	2,215,098
Accumulated other comprehensive loss	(34,838)	(32,645)
Accumulated deficit	(2,004,979)	(1,795,911)
Total stockholders’ equity	263,698	386,686
Total liabilities and stockholders’ equity	$2,691,128	$2,990,072

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$56,743	$61,012	$95,198	$111,258
WAINUA royalties	3,781	—	4,907	—
Other commercial revenue	11,512	16,885	31,524	34,406
Total commercial revenue	72,036	77,897	131,629	145,664
Research and development revenue:
Collaborative agreement revenue	141,524	91,013	190,870	129,347
WAINUA joint development revenue	11,690	19,501	22,249	43,924
Total research and development revenue	153,214	110,514	213,119	173,271
Total revenue	225,250	188,411	344,748	318,935

Expenses:
Cost of sales	4,164	2,537	6,314	3,880
Research, development and patent	222,064	229,927	436,280	427,740
Selling, general and administrative	65,113	46,142	117,758	91,658
Total operating expenses	291,341	278,606	560,352	523,278

Loss from operations	(66,091)	(90,195)	(215,604)	(204,343)

Other income (expense):
Investment income	25,599	20,792	51,884	39,419
Interest expense	(4,490)	(2,291)	(8,641)	(3,899)
Interest expense related to sale of future royalties	(18,296)	(17,655)	(36,254)	(33,170)
Gain (loss) on investments	(3,533)	718	(1,200)	189
Other income	610	11,183	887	11,414

Loss before income tax expense	(66,201)	(77,448)	(208,928)	(190,390)

Income tax expense	(64)	(7,842)	(140)	(19,223)

Net loss	$(66,265)	$(85,290)	$(209,068)	$(209,613)

Basic and diluted net loss per share	$(0.45)	$(0.60)	$(1.43)	$(1.47)
Shares used in computing basic and diluted net loss per share	145,958	143,098	145,748	142,918

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(66,265)	$(85,290)	$(209,068)	$(209,613)
Unrealized gains (losses) on debt securities, net of tax	150	(2,000)	(2,056)	6,393
Currency translation adjustment	(24)	70	(137)	174

Comprehensive loss	$(66,139)	$(87,220)	$(211,261)	$(203,046)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at March 31, 2023	143,023	$143	$2,089,358	$(48,983)	$(1,553,948)	$486,570
Net loss	—	—	—	—	(85,290)	(85,290)
Change in unrealized losses, net of tax	—	—	—	(2,000)	—	(2,000)
Foreign currency translation	—	—	—	70	—	70
Issuance of common stock in connection with employee stock plans	144	—	2,390	—	—	2,390
Stock-based compensation expense	—	—	26,561	—	—	26,561
Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301

Balance at March 31, 2024	145,845	$146	$2,270,047	$(34,964)	$(1,938,714)	$296,515
Net loss	—	—	—	—	(66,265)	(66,265)
Change in unrealized gains, net of tax	—	—	—	150	—	150
Foreign currency translation	—	—	—	(24)	—	(24)
Issuance of common stock in connection with employee stock plans	180	—	2,594	—	—	2,594
Stock-based compensation expense	—	—	30,728	—	—	30,728
Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(209,613)	(209,613)
Change in unrealized gains, net of tax	—	—	—	6,393	—	6,393
Foreign currency translation	—	—	—	174	—	174
Issuance of common stock in connection with employee stock plans	1,109	1	4,949	—	—	4,950
Stock-based compensation expense	—	—	53,510	—	—	53,510
Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301

Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	—	—	—	—	(209,068)	(209,068)
Change in unrealized losses, net of tax	—	—	—	(2,056)	—	(2,056)
Foreign currency translation	—	—	—	(137)	—	(137)
Issuance of common stock in connection with employee stock plans	1,684	2	26,203	—	—	26,205
Stock-based compensation expense	—	—	62,068	—	—	62,068
Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(209,068)	$(209,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,013	5,225
Amortization of right-of-use operating lease assets	4,957	4,826
Amortization of other assets	1,260	1,244
Amortization of discount on investments, net	(19,143)	(12,481)
Amortization of debt issuance costs	3,338	2,966
Non-cash royalty revenue related to sale of royalties	(16,236)	(12,562)
Non-cash interest related to sale of future royalties	35,949	32,915
Stock-based compensation expense	62,068	53,510
Loss (gain) on investments	1,201	(301)
Gain on early retirement of debt	—	(11,292)
Non-cash losses related to other assets	389	775
Changes in operating assets and liabilities:
Contracts receivable	70,519	(2,254)
Inventories	(298)	(3,505)
Other current and long-term assets	(9,381)	(19,696)
Income taxes	(1,867)	18,483
Accounts payable	(17,064)	5,517
Accrued compensation	(32,709)	(19,856)
Accrued liabilities and other current liabilities	(39,201)	(37,562)
Deferred contract revenue	(109,545)	(27,695)
Net cash used in operating activities	(269,818)	(231,356)

Investing activities:
Purchases of short-term investments	(803,867)	(932,362)
Proceeds from sale of short-term investments	968,413	701,034
Purchases of property, plant and equipment	(10,727)	(22,483)
Acquisition of licenses and other assets, net	(15,264)	(2,314)
Net cash provided by (used in) investing activities	138,555	(256,125)

Financing activities:
Proceeds from equity, net	26,205	4,950
Proceeds from issuance of 1.75 percent convertible senior notes	—	575,000
1.75 percent convertible senior notes issuance costs	—	(13,658)
Repurchase of $434.1 million principal amount of 0.125 percent convertible senior notes	—	(420,158)
Proceeds from sale of future royalties	—	500,000
Payments of transaction costs related to sale of future royalties	—	(10,434)
Principal payments on mortgage debt	(78)	(75)
Net cash provided by financing activities	26,127	635,625

Effects of exchange rates on cash	(137)	174

Net increase (decrease) in cash and cash equivalents	(105,273)	148,318
Cash and cash equivalents at beginning of period	399,266	276,472
Cash and cash equivalents at end of period	$293,993	$424,790

Supplemental disclosures of cash flow information:
Interest paid	$5,569	$529
Income taxes paid	$1,992	$510

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,453	$251

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 on the same basis as the audited financial statements for the year ended December 31, 2023. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials:
Raw materials - clinical	$22,211	$20,985
Raw materials - commercial	2,412	1,809
Total raw materials	24,623	22,794
Work in process	3,614	5,477
Finished goods	486	154
Total inventories	$28,723	$28,425

Index
Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical development expenses	$82,017	$105,967
In-licensing expenses	10,603	7,454
Commercial expenses	4,583	4,875
Other miscellaneous expenses	17,127	29,598
Total accrued liabilities	$114,330	$147,894

4. Revenues

During the three and six months ended June 30, 2024 and 2023, our revenues were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$56,743	$61,012	$95,198	$111,258
WAINUA royalties	3,781	—	4,907	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8,192	10,655	16,820	17,133
Licensing and other royalty revenue	3,320	6,230	14,704	17,273
Total other commercial revenue	11,512	16,885	31,524	34,406
Total commercial revenue	72,036	77,897	131,629	145,664
Research and development revenue:
Collaborative agreement revenue	141,524	91,013	190,870	129,347
WAINUA joint development revenue	11,690	19,501	22,249	43,924
Total research and development revenue	153,214	110,514	213,119	173,271
Total revenue	$225,250	$188,411	$344,748	$318,935

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

WAINUA (Eplontersen) Collaboration with AstraZeneca

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize WAINUA for the treatment of transthyretin amyloidosis, or ATTR. We jointly developed and are commercializing WAINUA with AstraZeneca in the U.S. for the treatment of adults with polyneuropathy caused by hereditary ATTR, or ATTRv-PN. We initially granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S., except for certain Latin American countries. In 2023, we expanded those rights to include Latin America. Under the terms of the agreement, we received a $200 million upfront payment in 2021.

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

Index
5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca, Biogen, Otsuka and Roche collaborations, which are the collaborations with substantive changes during 2024 from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

AstraZeneca

We have two collaborations with AstraZeneca, one focused on the joint development and commercialization of WAINUA and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through June 30, 2024, we have received more than $920 million from these collaborations.

Over the term of our WAINUA collaboration, we are eligible to receive up to $3.6 billion, which is comprised of a $200 million upfront payment, up to $485 million in development and approval milestone payments and up to $2.9 billion in sales milestone payments. The agreement includes territory-specific development, commercial and medical affairs cost-sharing provisions. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. As a result, we began earning royalties from WAINUA sales, which we recognize as commercial revenue in our condensed consolidated statements of operations. We will achieve the next payment of up to $30 million upon regulatory approval of WAINUA for ATTRv-PN in the European Union, or EU, under this collaboration.

During the three and six months ended June 30, 2024 and 2023, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from our relationship with AstraZeneca	$15,960	$59,501	$27,645	$83,926
Percentage of total revenue	7%	32%	8%	26%

Our condensed consolidated balance sheet at June 30, 2024 included deferred contract revenue of $1.9 million from our relationship with AstraZeneca. We did not have any deferred contract revenue from our relationship with AstraZeneca at December 31, 2023.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. QALSODY, our medicine to treat patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, received accelerated approval from the U.S. Food and Drug Administration, or FDA, in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024. In addition, we and Biogen are currently developing numerous other investigational medicines to treat neurodegenerative diseases, including medicines in development to treat people with amyotrophic lateral sclerosis, or ALS, SMA, Alzheimer’s disease, or AD, and Parkinson’s disease, or PD. In addition to these medicines, our collaborations with Biogen include a substantial research pipeline that addresses a broad range of neurological diseases. From inception through June 30, 2024, we have received more than $3.9 billion in payments from our Biogen collaborations, including payments to purchase our stock.

Under our 2013 strategic neurology collaboration, we earned a $20 million milestone payment from Biogen when the EMA approved Biogen’s Marketing Authorization Application, or MAA, filing of QALSODY in the second quarter of 2024. We recognized this milestone payment as R&D revenue in full in the second quarter of 2024 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next milestone payment for QALSODY of $10 million if the Ministry of Health, Labour and Welfare of Japan approves Biogen’s Japanese New Drug Application filing of QALSODY.

In the second quarter of 2024, Biogen's option to license ION582, an investigational antisense medicine for the potential treatment of Angelman Syndrome, expired unexercised. As a result, we recognized $30 million of R&D revenue from previously deferred milestone payments related to the ION582 study because we did not have any remaining performance obligations. We will achieve the next milestone payment of $25 million if Biogen advances IONIS-MAPTRx into Phase 3 development under our 2012 neurology collaboration.

Index
During the three and six months ended June 30, 2024 and 2023, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from our relationship with Biogen	$138,159	$97,402	$197,395	$167,903
Percentage of total revenue	61%	52%	57%	53%

Our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 included deferred contract revenue of $241.8 million and $307.4 million, respectively, from our relationship with Biogen.

Otsuka

In 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize donidalorsen in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for donidalorsen in the Asia-Pacific region in addition to Europe. As a result, we received a $20 million upfront payment from Otsuka. Under the amended agreement, we are eligible to receive up to $290 million, which is comprised of $85 million in upfront payments, up to $65 million in regulatory milestone payments and up to $140 million in sales milestone payments over the term of the collaboration. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. We are responsible for completing the ongoing development of donidalorsen. We retained the rights to commercialize donidalorsen in the U.S. and in the rest of the world, assuming regulatory approvals. From inception through June 30, 2024, we have received $85 million in payments from Otsuka.

We identified two performance obligations under our amended agreement for the Asia-Pacific region, comprised of our license of donidalorsen to Otsuka and R&D services for donidalorsen. We allocated the transaction price of $20 million based on the estimated stand-alone selling price of each performance obligation as follows:

●	$17.5 million for the license of donidalorsen; and
●	$2.5 million for the R&D services for donidalorsen.

In the second quarter of 2024, we recognized $17.5 million as revenue in full because Otsuka had full use of the license without any continuing involvement from us. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our R&D services performance obligation in March 2026. We will achieve the next payment of $15 million if the EMA accepts a MAA filing for donidalorsen in the EU under this collaboration.

During the three and six months ended June 30, 2024 and 2023, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from our relationship with Otsuka	$18,905	$—	$19,691	$—
Percentage of total revenue	8%	0%	6%	0%

Our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 included deferred contract revenue of $8.8 million and $8.5 million, respectively, from our relationship with Otsuka.

Roche

We have three collaborations with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche: one to develop treatments for Huntington’s disease, or HD, one to develop IONIS-FB-LRx for the treatment of immunoglobulin A, or IgA, nephropathy, or IgAN, and one to develop RNA-targeted programs for AD and HD. From inception through June 30, 2024, we have received more than $345 million in payments from our Roche collaborations.

In July 2024, Roche discontinued development of IONIS-FB-LRx for the treatment of geographic atrophy, or GA, following the completion of the Phase 2 study, which showed a favorable safety profile and target engagement, but insufficient efficacy to advance into Phase 3 development.

Index
Over the term of the IONIS-FB-LRx collaboration for the treatment of IgAN, we are eligible to receive up to $430 million, which is comprised of a $35 million license fee, up to $25 million in development milestone payments, up to $90 million in regulatory milestone payments and up to $280 million in sales milestone payments. We will achieve the next payment of $23.5 million if Roche advances IONIS-FB-LRx for the treatment of IgAN under this collaboration.

During the three and six months ended June 30, 2024 and 2023, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from our relationship with Roche	$11,089	$5,754	$22,595	$8,121
Percentage of total revenue	5%	3%	7%	3%

Our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 included deferred contract revenue of $15.0 million and $36.7 million, respectively, from our relationship with Roche.

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and six months ended June 30, 2024 and 2023 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three and six months ended June 30, 2024 and 2023, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

Additionally, as of June 30, 2024 and 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2024:

One year or less	75%
After one year but within two years	21%
After two years but within three and a half years	4%
Total	100%

As illustrated above, at June 30, 2024, 96 percent of our available-for-sale securities had a maturity of less than two years.

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

At June 30, 2024, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
June 30, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$552,837	$36	$(1,569)	$551,304
Debt securities issued by U.S. government agencies	121,781	5	(310)	121,476
Debt securities issued by the U.S. Treasury (1)	650,997	12	(1,105)	649,904
Debt securities issued by states of the U.S. and political subdivisions of the states	18,083	14	(42)	18,055
Total debt securities with a maturity of one year or less	1,343,698	67	(3,026)	1,340,739
Corporate debt securities	218,639	191	(874)	217,956
Debt securities issued by U.S. government agencies	115,349	72	(317)	115,104
Debt securities issued by the U.S. Treasury	127,240	12	(1,135)	126,117
Debt securities issued by states of the U.S. and political subdivisions of the states	1,668	—	(8)	1,660
Total debt securities with a maturity of more than one year	462,896	275	(2,334)	460,837
Total available-for-sale debt securities	$1,806,594	$342	$(5,360)	$1,801,576
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$334	$(5,377)	$6,854
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,335	(12,470)	47,877
Total available-for-sale debt and equity securities	$1,841,606	$25,677	$(17,830)	$1,849,453

	Amortized	Gross Unrealized		Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$559,967	$157	$(2,625)	$557,499
Debt securities issued by U.S. government agencies	224,711	64	(611)	224,164
Debt securities issued by the U.S. Treasury (1)	513,784	152	(1,889)	512,047
Debt securities issued by states of the U.S. and political subdivisions of the states	17,757	42	(113)	17,686
Total debt securities with a maturity of one year or less	1,316,219	415	(5,238)	1,311,396
Corporate debt securities	243,151	1,270	(692)	243,729
Debt securities issued by U.S. government agencies	110,138	547	(21)	110,664
Debt securities issued by the U.S. Treasury	294,873	1,239	(480)	295,632
Debt securities issued by states of the U.S. and political subdivisions of the states	3,466	7	(4)	3,469
Total debt securities with a maturity of more than one year	651,628	3,063	(1,197)	653,494
Total available-for-sale debt securities	$1,967,847	$3,478	$(6,435)	$1,964,890
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$236	$(5,832)	$6,301
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,237	(10,957)	49,292
Total available-for-sale debt and equity securities	$2,002,859	$28,715	$(17,392)	$2,014,182

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the six months ended June 30, 2024, we recorded a $0.6 million net unrealized gain in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the six months ended June 30, 2024, we recorded a loss of $2.0 million in our condensed consolidated statements of operations related to changes in the fair value of our investments in privately held companies.

Index
The following is a summary of our investments we consider to be temporarily impaired at June 30, 2024 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	440	$517,394	$(1,155)	$142,390	$(1,288)	$659,784	$(2,443)
Debt securities issued by U.S. government agencies	108	173,618	(482)	25,892	(145)	199,510	(627)
Debt securities issued by the U.S. Treasury	71	561,363	(862)	154,006	(1,378)	715,369	(2,240)
Debt securities issued by states of the U.S. and political subdivisions of the states	45	8,449	(23)	9,319	(27)	17,768	(50)
Total temporarily impaired securities	664	$1,260,824	$(2,522)	$331,607	$(2,838)	$1,592,431	$(5,360)

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

8.  Fair Value Measurements

The following tables present the major security types we held at June 30, 2024 and December 31, 2023 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$212,489	$212,489	$—
Corporate debt securities (2)	769,260	—	769,260
Debt securities issued by U.S. government agencies (3)	236,580	—	236,580
Debt securities issued by the U.S. Treasury (3)	776,021	776,021	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	19,715	—	19,715
Publicly traded equity securities included in other current assets (4)	6,854	6,854	—
Total	$2,020,919	$995,364	$1,025,555

	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$185,424	$185,424	$—
Corporate debt securities (5)	801,228	—	801,228
Debt securities issued by U.S. government agencies (3)	334,828	—	334,828
Debt securities issued by the U.S. Treasury (3)	807,679	807,679	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	21,155	—	21,155
Publicly traded equity securities included in other current assets (4)	6,301	6,301	—
Total	$2,156,615	$999,404	$1,157,211

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents.

(2)	$16.9 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	Included in other current assets.

(5)	$33.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

Index
Convertible Notes

Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $634.4 million, $649.6 million and $43.4 million at June 30, 2024, respectively. Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $661.1 million, $667.8 million and $42.4 million at December 31, 2023, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$246	$118	$450	$237
Research, development and patent expense	22,766	19,249	44,991	38,816
Selling, general and administrative expense	7,716	7,194	16,627	14,457
Total stock-based compensation expense	$30,728	$26,561	$62,068	$53,510

As of June 30, 2024, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $61.6 million, $96.7 million and $13.8 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.9 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the six months ended June 30, 2024 and 2023, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.1%	3.6%
Dividend yield	0.0%	0.0%
Volatility	43.9%	47.3%
Expected life	6.3 years	6.3 years

ESPP:
	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	5.3%	5.2%
Dividend yield	0.0%	0.0%
Volatility	38.4%	36.7%
Expected life	6 months	6 months

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2024 and 2023 was $52.60 and $39.50 per share, respectively.

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

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the six months ended June 30, 2024 and 2023 was $78.41 and $58.99 per share, respectively.

10.  Income Taxes

We recorded income tax expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, compared to $7.8 million and $19.2 million for the same periods in 2023, respectively. The decrease in income tax expense relates primarily to the impact of the royalty purchase agreement with Royalty Pharma on income tax expense for the three and six months ended June 30, 2023. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of June 30, 2024, the estimated effective interest rate under the agreement was 13.5 percent.

The following table sets forth information on our liability related to sale of future royalties (in thousands):

Proceeds from sale of future royalties in January 2023	$500,000
Issuance costs related to sale of future royalties	(10,434)
Royalty payments to Royalty Pharma	(44,628)
Interest expense related to sale of future royalties	68,238
Amortization of issuance costs related to sale of future royalties	560
Net liability related to sale of future royalties as of December 31, 2023	513,736
Royalty payments to Royalty Pharma	(16,236)
Interest expense related to sale of future royalties	35,949
Amortization of issuance costs related to sale of future royalties	305
Net liability related to sale of future royalties as of June 30, 2024	$533,754

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

Index
12. Convertible Debt

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of convertible senior notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million in principal of our 0.125% Notes. We expect to use the remaining net proceeds to settle the 0.125% Notes that remain outstanding and for general corporate and working capital purposes.

At June 30, 2024, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$11.4
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

At June 30, 2024, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$5.5
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

Index
At June 30, 2024, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

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

In conjunction with the issuance of our 0.125% Notes in 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants. As of June 30, 2024, the note hedges and warrants remain outstanding.

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

We are using our multiple sources of revenue and our capital structure to continue investing in our commercial readiness efforts for multiple late-stage programs, our innovative pipeline and our technology. By continuing to focus on these priorities, we believe we are well positioned to drive future growth and to bring next-level value to patients and shareholders.

Marketed Medicines

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through June 30, 2024, we have earned more than $2.2 billion in revenues from our SPINRAZA collaboration, including more than $1.7 billion in royalties on sales of SPINRAZA.

QALSODY is an antisense medicine that received accelerated approval from the United States, or U.S., Food and Drug Administration, or FDA, in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024 for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. Our partner, Biogen, is responsible for commercializing QALSODY worldwide.

WAINUA is a once monthly, self-administered subcutaneous LIgand-Conjugated Antisense, or LICA, medicine that received approval from the FDA in December 2023 and Health Canada in June 2024 for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. WAINUA is the only approved medicine for the treatment of ATTRv-PN that can be self-administered via an auto-injector. We and AstraZeneca are commercializing WAINUA in the U.S. with the launch having commenced in January 2024. We and AstraZeneca are seeking regulatory approval for WAINUA in Europe and other parts of the world. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S.

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

Medicines in Registration and Phase 3 Studies

We currently have nine medicines in registration or Phase 3 studies for eleven indications, which are:

WAINUA is our medicine to treat patients with transthyretin amyloidosis, or ATTR, that is approved in the U.S. and Canada for the treatment of adults with ATTRv-PN, under regulatory review in other countries for ATTRv-PN and in development for ATTR cardiomyopathy, or ATTR-CM. In January 2024, we launched WAINUA for the treatment of adults with ATTRv-PN in the U.S. In September 2023, The Journal of the American Medical Association, or JAMA, published positive results from the Phase 3 NEURO-TTRansform study in patients with ATTRv-PN showing WAINUA halted disease progression and continuously improved quality of life at the 35-, 66- and 85-week analyses. In July 2023, we completed enrollment of the Phase 3 CARDIO-TTRansform study of WAINUA in patients with ATTR-CM with data expected in 2026. In February 2024, the FDA granted Fast Track designation to WAINUA for the treatment of patients with ATTR-CM. Additionally, in January 2022 and October 2023, the FDA and EMA, respectively, granted Orphan Drug designation to WAINUA for the treatment of ATTR. In June 2024, Health Canada approved WAINUA for the treatment of adults with ATTRv-PN.

Olezarsen is our medicine in development for FCS, an ultra-rare indication and severe hypertriglyceridemia, or sHTG, a much broader indication. In June 2024, the FDA accepted our NDA for patients with FCS for Priority Review with a Prescription Drug User Fee Act, or PDUFA, date of December 19, 2024. In April 2024, we presented positive data from the Phase 3 Balance study in patients with FCS and the Phase 2b Bridge study in patients with HTG and sHTG at the American Academy of Cardiology meeting with simultaneous publications in the New England Journal of Medicine, or NEJM. Additionally, in April 2024, we opened our Expanded Access Program for patients with FCS in the U.S. In September 2023, we reported positive results from the Phase 3 Balance study in patients with FCS showing statistically significant triglyceride lowering and a substantial reduction in acute pancreatitis events in addition to a favorable safety and tolerability profile. Additionally, we are currently conducting a broad Phase 3 development program for olezarsen for the treatment of sHTG including three Phase 3 studies supporting development (CORE, CORE2 and ESSENCE), which achieved full enrollment in 2024. The FDA granted Breakthrough Therapy designation, Orphan Drug designation and Fast Track designation to olezarsen for the treatment of FCS.

Donidalorsen is our medicine in development for hereditary angioedema, or HAE. In May 2024, we presented positive data from the Phase 3 OASIS-HAE study in patients treated every four weeks and every eight weeks. In addition, we presented positive data from OASISplus, our trial that includes an open-label, or OLE, cohort for patients rolling over from the Phase 3 study and a separate cohort for patients who have transitioned to donidalorsen from other prophylactic HAE medications that we refer to as the “switch study,” with simultaneous publications in NEJM. In December 2023 and June 2024, we licensed commercialization rights for donidalorsen to Otsuka Pharmaceutical Co., Ltd., or Otsuka, in Europe and the Asia-Pacific region, respectively. Throughout 2022 and 2023, we reported positive data from the Phase 2 study and Phase 2 OLE study, including two-year OLE data. We are preparing to submit an NDA to the FDA. Otsuka is preparing to submit a Marketing Authorization Application, or MAA, to the EMA. In September 2023 and February 2024, the FDA and EMA, respectively, granted Orphan Drug designation to donidalorsen.

Zilganersen is our medicine in development for Alexander disease, or AxD. In July 2024, we completed enrollment in the Phase 3 portion of the ongoing study for patients with AxD. In September 2020 and October 2019, the FDA and EMA, respectively, granted Orphan Drug designation to zilganersen. Additionally in August 2020, the FDA granted rare pediatric designation to zilganersen.

Index

Ulefnersen is our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. We are currently conducting a Phase 3 study of ulefnersen in juvenile and adult patients with FUS-ALS. In August 2023 and September 2023, the FDA and EMA, respectively, granted Orphan Drug designation to ulefnersen.

QALSODY is our marketed medicine to treat patients with SOD1-ALS. In April 2023, the FDA granted Biogen accelerated approval and in May 2024, the EMA granted Biogen marketing authorization under exceptional circumstances of QALSODY for patients with SOD1-ALS. Additionally, Biogen is evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. In September 2016 and August 2016, the FDA and EMA, respectively, granted Orphan Drug designation to QALSODY.

Pelacarsen is our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease, or Lp(a)-driven CVD. Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with elevated Lp(a)-driven CVD, which achieved full enrollment in July 2022 with more than 8,000 patients. In April 2020, the FDA granted Fast Track designation to pelacarsen.

Bepirovirsen is our medicine in development for chronic hepatitis B virus, or HBV. GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV, which achieved full enrollment in June 2024. GSK reported positive results from Phase 2 studies in 2023, including durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV. In February 2024, the FDA granted Fast Track designation to bepirovirsen for the treatment of patients with HBV.

IONIS-FB-LRx is our medicine in development for immunoglobulin A, or IgA, nephropathy, or IgAN. In the second quarter of 2023, Roche advanced IONIS-FB-LRx into Phase 3 development in patients with IgAN. In October 2023, we reported positive interim data from the ongoing Phase 2 study of IONIS-FB-LRx in patients with IgAN.

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

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenue	$225.3	$188.4	$344.7	$318.9
Total operating expenses	$291.3	$278.6	$560.4	$523.3
Loss from operations	$(66.1)	$(90.2)	$(215.6)	$(204.3)
Net loss	$(66.3)	$(85.3)	$(209.1)	$(209.6)

Index

Revenue

Total revenue for the three and six months ended June 30, 2024 were $225.3 million and $344.7 million, respectively, compared to $188.4 million and $318.9 million for the same periods in 2023 and were comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$56.7	$61.0	$95.2	$111.3
WAINUA royalties	3.8	—	4.9	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8.2	10.7	16.8	17.1
Licensing and other royalty revenue	3.3	6.2	14.7	17.3
Total other commercial revenue	11.5	16.9	31.5	34.4
Total commercial revenue	72.0	77.9	131.6	145.7
Research and development revenue:
Amortization from upfront payments	35.2	15.1	76.7	28.8
Milestone payments	53.0	51.1	60.0	73.6
License fees	37.5	20.0	37.5	20.0
Other services	15.9	4.8	16.7	6.9
Collaborative agreement revenue	141.6	91.0	190.9	129.3
WAINUA joint development revenue	11.7	19.5	22.2	43.9
Total research and development revenue	153.3	110.5	213.1	173.2
Total revenue	$225.3	$188.4	$344.7	$318.9

Commercial revenue in the three and six months ended June 30, 2024 included a new source of royalty revenue with the launch of WAINUA in the U.S. in late January 2024. Our commercial revenue in the three and six months ended June 30, 2024 also included royalties from the net sales of QALSODY, which Biogen launched in the U.S. in the second quarter of 2023 and in the EU in the second quarter of 2024.

R&D revenue in the three and six months ended June 30, 2024 increased compared to the same periods in 2023 primarily due to the amortization of upfront payments from the new collaborations with Roche and Novartis that we entered into during the second half of 2023. In addition, license fees increased year over year as a result of new collaborations we entered into during the second quarter of 2024, including the expanded donidalorsen licensing agreement with Otsuka, which now includes the Asia-Pacific region in addition to Europe. These increases were partially offset by the decrease in WAINUA joint development revenue, which decreased as development activities relating to ATTRv-PN wound down with the launch of WAINUA for this indication.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and six months ended June 30, 2024 and 2023 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

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

Index

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
WAINUA joint development revenue	$11.7	$19.5	$22.2	$43.9
Research and development expenses related to Phase 3 development of WAINUA	25.4	38.3	48.1	85.4
Medical affairs expenses for WAINUA	1.9	1.1	3.1	1.8
Commercialization expenses for WAINUA	6.6	2.5	12.6	3.8

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses, excluding non-cash compensation expense related to equity awards	$260.6	$252.1	$498.3	$469.8
Non-cash compensation expense related to equity awards	30.7	26.5	62.1	53.5
Total operating expenses	$291.3	$278.6	$560.4	$523.3

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three and six months ended June 30, 2024 increased compared to the same periods in 2023. Our SG&A expenses increased year over year primarily due to the launch of WAINUA in the U.S. and launch preparation activities for olezarsen and donidalorsen, including establishing the field team for olezarsen. Our R&D expenses decreased in the three months ended June 30, 2024 compared to the same period in 2023, and were relatively consistent in the six months ended June 30, 2024 compared to the same period in 2023 as several late-stage studies have ended. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2024 as we advance our commercialization activities.

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

The following table sets forth information on cost of sales (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales, excluding non-cash compensation expense related to equity awards	$4.0	$2.4	$5.9	$3.7
Non-cash compensation expense related to equity awards	0.2	0.1	0.4	0.2
Total cost of sales	$4.2	$2.5	$6.3	$3.9

Index

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$199.3	$210.7	$391.3	$388.9
Non-cash compensation expense related to equity awards	22.8	19.2	45.0	38.8
Total research, development and patent expenses	$222.1	$229.9	$436.3	$427.7

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$26.7	$27.6	$54.9	$52.2
Non-cash compensation expense related to equity awards	4.6	4.0	8.9	7.9
Total drug discovery expenses	$31.3	$31.6	$63.8	$60.1

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three months ended June 30, 2024 compared to the same period in 2023, and increased in the six months ended June 30, 2024 compared to the same period in 2023 as we continued to advance our technology.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
WAINUA	$24.3	$28.7	$46.0	$65.7
TEGSEDI and WAYLIVRA	4.4	2.6	7.6	2.6
Olezarsen	40.0	31.3	79.5	58.1
Donidalorsen	5.1	7.2	9.9	12.5
Zilganersen	1.6	2.9	3.7	4.6
Ulefnersen	3.4	2.9	6.9	5.2
Other development projects	21.5	31.2	43.4	48.6
Development overhead expenses	33.9	30.4	63.0	55.5
Total drug development expenses, excluding non-cash compensation expense related to equity awards	134.2	137.2	260.0	252.8
Non-cash compensation expense related to equity awards	10.3	8.3	20.7	17.1
Total drug development expenses	$144.5	$145.5	$280.7	$269.9

Our drug development expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three months ended June 30, 2024 compared to the same period in 2023, and increased in the six months ended June 30, 2024 compared to the same period in 2023 due to the timing of our late-stage program activities. We expect our development expenses will stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$7.1	$4.5	$11.8	$8.8
Non-cash compensation expense related to equity awards	1.2	0.9	2.1	1.9
Total medical affairs expenses	$8.3	$5.4	$13.9	$10.7

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$14.2	$22.2	$25.6	$36.9
Non-cash compensation expense related to equity awards	2.3	2.2	4.6	4.3
Total manufacturing and development chemistry expenses	$16.5	$24.4	$30.2	$41.2

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased in the three and six months ended June 30, 2024 compared to the same periods in 2023. In the three and six months ended June 30, 2023, our contract manufacturing organizations, or CMOs, manufactured higher quantities of drug product related to several late-stage programs.

Index

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personnel costs	$7.2	$6.7	$15.0	$13.2
Occupancy	6.7	6.9	13.8	14.2
Computer software and licenses	1.7	0.6	3.3	1.2
Insurance	0.8	0.9	1.7	1.8
Patent expenses	0.7	0.8	1.4	1.9
Other	—	3.3	3.8	5.9
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	17.1	19.2	39.0	38.2
Non-cash compensation expense related to equity awards	4.3	3.8	8.6	7.6
Total R&D support expenses	$21.4	$23.0	$47.6	$45.8

R&D support expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three and six months ended June 30, 2024 compared to the same periods in 2023.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$57.4	$38.9	$101.2	$77.2
Non-cash compensation expense related to equity awards	7.7	7.2	16.6	14.5
Total selling, general and administrative expenses	$65.1	$46.1	$117.8	$91.7

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 due to increased expenses related to our launch of WAINUA and launch preparation activities for olezarsen and donidalorsen.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income	$25.6	$20.8	$51.9	$39.4

Our investment income increased due to an increase in interest rates associated with our investments during the three and six months ended June 30, 2024 compared to the same periods in 2023.

Index

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible notes:
Non-cash amortization of debt issuance costs	$1.5	$1.4	$3.0	$2.7
Interest expense payable in cash	2.9	0.8	5.4	1.0
Interest on mortgage for manufacturing facility	0.1	0.1	0.2	0.2
Total interest expense	$4.5	$2.3	$8.6	$3.9

In June 2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $504.4 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes increased because we began incurring interest expense for our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $18.3 million and $36.3 million of interest expense related to the sale of future royalties in the three and six months ended June 30, 2024, respectively, compared to $17.7 million and $33.2 million in the same periods in 2023, respectively. These amounts are related to the Royalty Pharma transaction, in which we sold a minority interest in our future royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) on investments	$(3.5)	$0.7	$(1.2)	$0.2

The period-over-period fluctuations in our gain (loss) on investments were driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies.

Other Expense

In the second quarter of 2023, we completed a $575.0 million offering of our 1.75% Notes and used $420.4 million of the net proceeds to repurchase $434.1 million in principal of our 0.125% Notes. As a result, we recorded an $11.3 million gain on early retirement of debt in the second quarter of 2023, which reflects the difference between the amount we paid to repurchase a portion of our 0.125% Notes and the net carrying balance of the liability at the time that we repurchased the debt. Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for further details regarding our convertible debt.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, compared to $7.8 million and $19.2 million for the same periods in 2023, respectively. The decrease in income tax expense relates primarily to the impact of the royalty purchase agreement with Royalty Pharma on income tax expense for the three and six months ended June 30, 2023. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $66.3 million and $209.1 million for the three and six months ended June 30, 2024, respectively. We had a net loss of $85.3 million and $209.6 million for the same periods in 2023. The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above. Basic and diluted net loss per share for the three and six months ended June 30, 2024 were $0.45 and $1.43, respectively, compared to $0.60 and $1.47 for the same periods in 2023.

Index

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from revenue from SPINRAZA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began receiving commercial revenue from WAINUA royalties in 2024. From our inception through June 30, 2024, we have earned approximately $7.6 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through June 30, 2024, we have raised net proceeds of approximately $2.1 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2024, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

From December 31, 2023 to June 30, 2024 our working capital decreased as our cash, cash equivalents and short-term investments decreased. During the same period, our long-term obligations did not change significantly.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of June 30, 2024. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$615.3	$10.1	$605.2
0% Notes (principal payable)	632.5	—	632.5
0.125% Notes (principal and interest payable)	44.6	44.6	—
Operating leases	269.7	20.6	249.1
Building mortgage payments (principal and interest payable)	9.9	0.5	9.4
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,572.7	$75.9	$1,496.8

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

Operating Facilities

Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on our operating facilities.

Operating Leases

Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details on our royalty purchase agreement with Royalty Pharma.

Index

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2024 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2024.

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

Index

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
●     Our dependence upon our own and third-party information technology systems;
●     Our compliance with laws; and
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

Index

If the market does not accept our medicines, including our commercial medicines and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

Even if our medicines are authorized for marketing, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even when the United States, or U.S., Food and Drug Administration, or FDA, or foreign regulatory authorities authorize our or our partners’ medicines for commercialization, doctors may not prescribe our medicines to treat patients. Furthermore, we and our partners may not successfully commercialize additional medicines.

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

Index

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

Index

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

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies do not show sufficient safety and efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline.

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

In addition, while we do not have any clinical trial sites in Russia, Ukraine or Gaza, we do have a limited number of clinical trial sites in Israel that may be materially impacted by the ongoing military conflicts in Israel and elsewhere in the Middle East and could result in difficulties enrolling or completing our clinical trials in such areas on schedule.

Index

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

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to olezarsen for the treatment of patients with FCS, to ulefnersen for the treatment of patients with FUS-ALS, and to ION582 for the treatment of patients with Angelman syndrome. The FDA and European Medicines Agency, or EMA, have granted Orphan Drug designation to WAINUA for the treatment of patients with ATTR, to donidalorsen for the treatment of patients with HAE, to TEGSEDI for the treatment of patients with ATTRv-PN, to WAYLIVRA for the treatment of patients with FCS, to tominersen for the treatment of patients with HD, and to ION356 for the treatment of patients with Pelizaeus-Merzbacher disease. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the expansion of our manufacturing capabilities. All of these activities will require significant cash. As of June 30, 2024, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2024, we had an accumulated deficit of approximately $2.0 billion and stockholders’ equity of approximately $0.3 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Index

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

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, particularly as companies (including us) moved to more remote work structures during and following the COVID-19 pandemic. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine and military conflicts in Israel and the surrounding areas, as well as related political or economic responses and counter-responses by various global actors, or collectively, conflicts in Eastern Europe and the Middle East.

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

Additionally, artificial intelligence, or AI, based software is increasingly being used in the biopharmaceutical industry. Use of AI based software may lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.

Index

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2024, the closing market price of our common stock ranged from $53.55 to $36.45 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Index

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

Index

Our future taxable income could be impacted by changes in tax laws, regulations and treaties.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us.

We could be subject to additional tax liabilities.*

We are subject to U.S. federal, state, local and foreign income taxes, sales taxes in the U.S., withholding taxes and transaction taxes in foreign jurisdictions. In 2021, the Organization for Economic Cooperation and Development, or OECD, announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining a global minimum tax rate of 15% on a country-by-country basis for multinational corporations with annual consolidated revenue above €750 million. The ultimate impact from changes in legislation of countries in which we operate remains uncertain and such changes could have a material impact on our future effective tax rate. In addition, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

ITEM 5.	OTHER INFORMATION

Trading Plans

During the quarter ended June 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

	Action	Date	Trading Arrangement		Total Shares to Be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Brett P. Monia Chief Executive Officer	Termination	June 26, 2024	X		54,442	Upon the execution of all instructions provided in the plan
Richard S. Geary EVP, Chief Development Officer	Adoption	April 8, 2024	X		241,732	The earlier to occur of (i) July 7, 2025, and (ii) Upon the execution of all instructions provided in the plan

Index

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1
Second Amendment dated as of June 11, 2024 to the Amended and Restated Lease Agreement dated as of August 21, 2023 by and between the Registrant and Lots 21 and 22 Owner (DE) LLC, a Delaware limited liability company.

10.2
Amended and Restated License Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated June 18, 2024. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	August 1, 2024

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	August 1, 2024