Form 10-Q
period 2024-09-30
IONIS PHARMACEUTICALS INC
filed 2024-11-06
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of voting common stock outstanding as of October 31, 2024 was 157,897,287.

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

Index
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,605	$399,266
Short-term investments	2,148,671	1,931,935
Contracts receivable	17,928	97,778
Inventories	28,452	28,425
Other current assets	184,194	184,449
Total current assets	2,713,850	2,641,853
Property, plant and equipment, net	82,502	71,043
Right-of-use assets	164,424	171,896
Deposits and other assets	120,323	105,280
Total assets	$3,081,099	$2,990,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,052	$26,027
Accrued compensation	40,558	67,727
Accrued liabilities	124,396	147,894
Income taxes payable	41	2,151
0.125 percent convertible senior notes, net	44,467	44,332
Current portion of deferred contract revenue	76,018	151,128
Other current liabilities	10,034	8,831
Total current liabilities	304,566	448,090
Long-term deferred contract revenue	173,776	241,184
1.75 percent convertible senior notes, net	564,335	562,285
0 percent convertible senior notes, net	627,745	625,380
Liability related to sale of future royalties, net	538,102	513,736
Long-term lease liabilities	168,372	170,875
Long-term obligations	41,735	41,836
Total liabilities	2,418,631	2,603,386
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 157,813,136 and 144,340,526 shares issued and outstanding at September 30, 2024 (unaudited) and December 31, 2023, respectively	158	144
Additional paid-in capital	2,831,942	2,215,098
Accumulated other comprehensive loss	(24,173)	(32,645)
Accumulated deficit	(2,145,459)	(1,795,911)
Total stockholders’ equity	662,468	386,686
Total liabilities and stockholders’ equity	$3,081,099	$2,990,072

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$57,208	$67,253	$152,406	$178,511
WAINUA royalties	5,371	—	10,278	—
Other commercial revenue	13,152	16,828	44,676	51,235
Total commercial revenue	75,731	84,081	207,360	229,746
Research and development revenue:
Collaborative agreement revenue	44,883	44,167	235,753	173,513
WAINUA joint development revenue	13,200	15,959	35,449	59,883
Total research and development revenue	58,083	60,126	271,202	233,396
Total revenue	133,814	144,207	478,562	463,142

Expenses:
Cost of sales	1,071	2,191	7,385	6,071
Research, development and patent	219,761	215,330	656,040	643,070
Selling, general and administrative	61,638	69,951	179,395	161,608
Total operating expenses	282,470	287,472	842,820	810,749

Loss from operations	(148,656)	(143,265)	(364,258)	(347,607)

Other income (expense):
Investment income	26,228	23,935	78,112	63,355
Interest expense	(4,161)	(4,203)	(12,803)	(8,102)
Interest expense related to sale of future royalties	(18,533)	(17,779)	(54,788)	(50,948)
Gain (loss) on investments	879	(1,943)	(321)	(1,753)
Other income	142	2,447	1,029	13,857

Loss before income tax benefit (expense)	(144,101)	(140,808)	(353,029)	(331,198)

Income tax benefit (expense)	3,621	(6,602)	3,481	(25,825)

Net loss	$(140,480)	$(147,410)	$(349,548)	$(357,023)

Basic and diluted net loss per share	$(0.95)	$(1.03)	$(2.38)	$(2.50)
Shares used in computing basic and diluted net loss per share	148,593	143,317	146,703	143,052

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(140,480)	$(147,410)	$(349,548)	$(357,023)
Unrealized gains on debt securities, net of tax	10,315	5,029	8,259	11,421
Currency translation adjustment	350	(153)	213	22

Comprehensive loss	$(129,815)	$(142,534)	$(341,076)	$(345,580)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at June 30, 2023	143,167	$143	$2,118,309	$(50,913)	$(1,639,238)	$428,301
Net loss	—	—	—	—	(147,410)	(147,410)
Change in unrealized gains, net of tax	—	—	—	5,029	—	5,029
Foreign currency translation	—	—	—	(153)	—	(153)
Issuance of common stock in connection with employee stock plans, net	226	—	3,729	—	—	3,729
Stock-based compensation expense	—	—	25,964	—	—	25,964
Balance at September 30, 2023	143,393	$143	$2,148,002	$(46,037)	$(1,786,648)	$315,460

Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698
Net loss	—	—	—	—	(140,480)	(140,480)
Change in unrealized gains, net of tax	—	—	—	10,315	—	10,315
Foreign currency translation	—	—	—	350	—	350
Issuance of common stock in connection with employee stock plans, net	288	—	7,002	—	—	7,002
Issuance of public common stock, net	11,500	12	489,081	—	—	489,093
Stock-based compensation expense	—	—	32,490	—	—	32,490
Balance at September 30, 2024	157,813	$158	$2,831,942	$(24,173)	$(2,145,459)	$662,468

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(357,023)	(357,023)
Change in unrealized gains, net of tax	—	—	—	11,421	—	11,421
Foreign currency translation	—	—	—	22	—	22
Issuance of common stock in connection with employee stock plans, net	1,335	1	8,679	—	—	8,680
Stock-based compensation expense	—	—	79,473	—	—	79,473
Balance at September 30, 2023	143,393	$143	$2,148,002	$(46,037)	$(1,786,648)	$315,460

Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	—	—	—	—	(349,548)	(349,548)
Change in unrealized gains, net of tax	—	—	—	8,259	—	8,259
Foreign currency translation	—	—	—	213	—	213
Issuance of common stock in connection with employee stock plans, net	1,972	2	33,205	—	—	33,207
Issuance of public common stock, net	11,500	12	489,081	—	—	489,093
Stock-based compensation expense	—	—	94,558	—	—	94,558
Balance at September 30, 2024	157,813	$158	$2,831,942	$(24,173)	$(2,145,459)	$662,468

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(349,548)	$(357,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,374	7,748
Amortization of right-of-use operating lease assets	7,472	7,234
Amortization of other assets	1,877	1,904
Amortization of discount on investments, net	(28,283)	(20,396)
Amortization of debt issuance costs	5,016	4,666
Non-cash royalty revenue related to sale of royalties	(30,422)	(27,814)
Non-cash interest related to sale of future royalties	54,330	50,541
Stock-based compensation expense	94,052	79,473
Loss on investments	320	1,429
Gain on early retirement of debt	—	(13,389)
Non-cash losses related to disposal of property, plant and equipment	114	14,646
Non-cash losses related to other assets	895	849
Changes in operating assets and liabilities:
Contracts receivable	79,850	(116,814)
Inventories	(27)	(3,601)
Other current and long-term assets	(8,155)	(18,325)
Income taxes	(2,110)	24,821
Accounts payable	(19,215)	(12,462)
Accrued compensation	(27,169)	(15,397)
Accrued liabilities and other current liabilities	(28,661)	(24,219)
Deferred contract revenue	(142,518)	75,751
Net cash used in operating activities	(384,808)	(340,378)

Investing activities:
Purchases of short-term investments	(1,519,227)	(1,353,100)
Proceeds from sale of short-term investments	1,339,284	1,193,724
Purchases of property, plant and equipment	(19,783)	(24,624)
Acquisition of licenses and other assets, net	(2,514)	(3,414)
Net cash used in investing activities	(202,240)	(187,414)

Financing activities:
Proceeds from issuance of common stock through equity plans, net	33,207	8,680
Proceeds from issuance of common stock in public offering, net	489,093	—
Proceeds from issuance of 1.75 percent convertible senior notes	—	575,000
1.75 percent convertible senior notes issuance costs	—	(14,175)
Repurchase of $504.4 million principal amount of 0.125 percent convertible senior notes	—	(487,943)
Proceeds from sale of future royalties	—	500,000
Payments of transaction costs related to sale of future royalties	—	(10,434)
Proceeds from real estate transaction	—	32,352
Principal payments on mortgage debt	(126)	(122)
Net cash provided by financing activities	522,174	603,358

Effects of exchange rates on cash	213	22

Net increase (decrease) in cash and cash equivalents	(64,661)	75,588
Cash and cash equivalents at beginning of period	399,266	276,472
Cash and cash equivalents at end of period	$334,605	$352,060

Supplemental disclosures of cash flow information:
Interest paid	$5,714	$952
Income taxes paid	$2,072	$714

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$2,240	$341

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 on the same basis as the audited financial statements for the year ended December 31, 2023. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Recently Issued Accounting Standards

We do not expect any recently issued accounting standards other than those included in our Annual Report on Form 10-K for the year ended December 31, 2023 to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials:
Raw materials - clinical	$20,773	$20,985
Raw materials - commercial	963	1,809
Total raw materials	21,736	22,794
Work in process	6,653	5,477
Finished goods	63	154
Total inventories	$28,452	$28,425

Index
Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical development expenses	$90,239	$105,967
In-licensing expenses	7,082	7,454
Commercial expenses	5,016	4,875
Other miscellaneous expenses	22,059	29,598
Total accrued liabilities	$124,396	$147,894

4. Revenues

During the three and nine months ended September 30, 2024 and 2023, our revenues were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$57,208	$67,253	$152,406	$178,511
WAINUA royalties	5,371	—	10,278	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8,924	8,286	25,744	25,420
Licensing and other royalty revenue	4,228	8,542	18,932	25,815
Total other commercial revenue	13,152	16,828	44,676	51,235
Total commercial revenue	75,731	84,081	207,360	229,746
Research and development revenue:
Collaborative agreement revenue	44,883	44,167	235,753	173,513
WAINUA joint development revenue	13,200	15,959	35,449	59,883
Total research and development revenue	58,083	60,126	271,202	233,396
Total revenue	$133,814	$144,207	$478,562	$463,142

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue: SPINRAZA royalties and WAINUA royalties

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA. In 2024, we began earning royalties on net sales of WAINUA.

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

WAINUA (Eplontersen) Collaboration with AstraZeneca

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize WAINUA for the treatment of transthyretin amyloidosis, or ATTR. We jointly developed and are commercializing WAINUA with AstraZeneca in the U.S. for the treatment of adults with polyneuropathy caused by hereditary ATTR, or ATTRv-PN.  In addition, we are jointly developing WAINUA for the treatment of ATTR cardiomyopathy, or ATTR-CM. We initially granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S., except for certain Latin American countries. In 2023, we expanded those rights to include Latin America. Under the terms of the agreement, we received a $200 million upfront payment in 2021.

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

AstraZeneca

We have two collaborations with AstraZeneca: one focused on the joint development and commercialization of WAINUA and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through September 30, 2024, we have received more than $935 million from these collaborations.

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

During the three and nine months ended September 30, 2024 and 2023, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from our relationship with AstraZeneca	$19,461	$15,959	$47,106	$99,885
Percentage of total revenue	15%	11%	10%	22%

In October 2024, we earned a $30 million milestone payment from AstraZeneca when the Medicines and Healthcare products Regulatory Agency approved WAINUA for ATTRv-PN in the United Kingdom as WAINZUA. We will achieve the next payment of $200 million or $115 million upon regulatory approval of WAINUA for ATTR-CM in the U.S. or Europe, respectively, under this collaboration.

Our condensed consolidated balance sheet at September 30, 2024 included deferred contract revenue of $1.0 million from our relationship with AstraZeneca. We did not have any deferred contract revenue from our relationship with AstraZeneca at December 31, 2023.

Biogen

We have several strategic collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders. We developed and licensed to Biogen SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. QALSODY, our medicine to treat patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, received accelerated approval from the U.S. Food and Drug Administration, or FDA, in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024. In addition, we and Biogen are currently developing numerous other investigational medicines to treat neurodegenerative diseases, including medicines in development to treat people with SOD1-ALS, SMA, Alzheimer’s disease, or AD, and Parkinson’s disease, or PD. From inception through September 30, 2024, we have received more than $4.0 billion in payments from our Biogen collaborations, including payments to purchase our stock.

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

Index
In the second quarter of 2024, Biogen’s option to license ION582, an investigational antisense medicine for the potential treatment of Angelman Syndrome, expired unexercised. As a result, we recognized $30 million of R&D revenue from previously deferred milestone payments related to the ION582 study because we did not have any remaining performance obligations. We will achieve the next milestone payment of $25 million if Biogen advances IONIS-MAPTRx into Phase 3 development under our 2012 neurology collaboration.

In the third quarter of 2024, we earned a $7.5 million milestone payment from Biogen when Biogen advanced an investigational medicine under our 2018 strategic neurology collaboration. We recognized this milestone payment as R&D revenue in full in the third quarter of 2024 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of up to $15 million if Biogen advances a medicine under this collaboration.

During the three and nine months ended September 30, 2024 and 2023, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from our relationship with Biogen	$80,291	$94,695	$277,686	$262,599
Percentage of total revenue	60%	66%	58%	57%

Our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 included deferred contract revenue of $226.4 million and $307.4 million, respectively, from our relationship with Biogen.

Otsuka

In 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize donidalorsen in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for donidalorsen in the Asia-Pacific region in addition to Europe. As a result, we received a $20 million upfront payment from Otsuka. Under the amended agreement, we are eligible to receive up to $290 million, which is comprised of $85 million in upfront payments, up to $65 million in regulatory milestone payments and up to $140 million in sales milestone payments over the term of the collaboration. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. We are responsible for completing the ongoing development of donidalorsen. We retained the rights to commercialize donidalorsen in the U.S. and in the rest of the world, assuming regulatory approvals. From inception through September 30, 2024, we have received $85 million in payments from Otsuka.

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

In the second quarter of 2024, we recognized $17.5 million as revenue in full because Otsuka had full use of the license without any continuing involvement from us. We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our R&D services performance obligation in March 2026. We will achieve the next payment of $15 million if the EMA accepts a MAA filing for donidalorsen in the European Union, or EU, under this collaboration.

During the three and nine months ended September 30, 2024 and 2023, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from our relationship with Otsuka	$1,083	$—	$20,773	$—
Percentage of total revenue	1%	0%	4%	0%

Our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 included deferred contract revenue of $7.7 million and $8.5 million, respectively, from our relationship with Otsuka.

Index
Roche

We have three collaborations with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche: one to develop treatments for Huntington’s disease, or HD, one to develop IONIS-FB-LRx for the treatment of immunoglobulin A, or IgA, nephropathy, or IgAN, and one to develop RNA-targeted programs for AD and HD. From inception through September 30, 2024, we have received more than $345 million in payments from our Roche collaborations.

In July 2024, Roche discontinued development of IONIS-FB-LRx for the treatment of geographic atrophy, or GA, following the completion of the Phase 2 study, which showed a favorable safety profile and target engagement, but insufficient efficacy to advance into Phase 3 development. As a result, we recognized $8.5 million of R&D revenue from previously deferred revenue in the third quarter of 2024 because we do not have any remaining performance obligations under the IONIS-FB-LRx collaboration.

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

During the three and nine months ended September 30, 2024 and 2023, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from our relationship with Roche	$11,084	$8,858	$33,679	$16,979
Percentage of total revenue	8%	6%	7%	4%

Our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 included deferred contract revenue of $4.5 million and $36.7 million, respectively, from our relationship with Roche.

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2024 and 2023 by dividing our net loss by our weighted-average number of common shares outstanding during the period. In September 2024, we issued 11,500,000 shares of common stock through a public offering. Refer to Note 13, Public Common Stock Offering, for further details on the public offering.

Diluted net loss per share

For the three and nine months ended September 30, 2024 and 2023, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

Additionally, as of September 30, 2024 and 2023, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

Index
7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2024:

One year or less	70%
After one year but within two years	23%
After two years but within three and a half years	7%
Total	100%

As illustrated above, at September 30, 2024, 93 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2024, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$653,028	$1,120	$(213)	$653,935
Debt securities issued by U.S. government agencies	149,658	464	(20)	150,102
Debt securities issued by the U.S. Treasury (1)	678,977	1,283	(114)	680,146
Debt securities issued by states of the U.S. and political subdivisions of the states	10,652	18	(2)	10,668
Total debt securities with a maturity of one year or less	1,492,315	2,885	(349)	1,494,851
Corporate debt securities	433,542	1,813	(312)	435,043
Debt securities issued by U.S. government agencies	78,241	526	(51)	78,716
Debt securities issued by the U.S. Treasury	175,390	847	(50)	176,187
Total debt securities with a maturity of more than one year	687,173	3,186	(413)	689,946
Total available-for-sale debt securities	$2,179,488	$6,071	$(762)	$2,184,797
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$426	$(4,624)	$7,699
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,427	(11,717)	48,722
Total available-for-sale debt and equity securities	$2,214,500	$31,498	$(12,479)	$2,233,519

Index
	Amortized	Gross Unrealized		Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$559,967	$157	$(2,625)	$557,499
Debt securities issued by U.S. government agencies	224,711	64	(611)	224,164
Debt securities issued by the U.S. Treasury (1)	513,784	152	(1,889)	512,047
Debt securities issued by states of the U.S. and political subdivisions of the states	17,757	42	(113)	17,686
Total debt securities with a maturity of one year or less	1,316,219	415	(5,238)	1,311,396
Corporate debt securities	243,151	1,270	(692)	243,729
Debt securities issued by U.S. government agencies	110,138	547	(21)	110,664
Debt securities issued by the U.S. Treasury	294,873	1,239	(480)	295,632
Debt securities issued by states of the U.S. and political subdivisions of the states	3,466	7	(4)	3,469
Total debt securities with a maturity of more than one year	651,628	3,063	(1,197)	653,494
Total available-for-sale debt securities	$1,967,847	$3,478	$(6,435)	$1,964,890
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$236	$(5,832)	$6,301
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	35,012	25,237	(10,957)	49,292
Total available-for-sale debt and equity securities	$2,002,859	$28,715	$(17,392)	$2,014,182

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the nine months ended September 30, 2024, we recorded a $1.4 million net unrealized gain in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the nine months ended September 30, 2024, we recorded a loss of $2.0 million in our condensed consolidated statements of operations related to observable price changes of our investments in privately held companies.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2024 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	209	$331,968	$(351)	$47,159	$(174)	$379,127	$(525)
Debt securities issued by U.S. government agencies	26	49,966	(70)	3,068	(1)	53,034	(71)
Debt securities issued by the U.S. Treasury	12	48,664	(30)	59,416	(134)	108,080	(164)
Debt securities issued by states of the U.S. and political subdivisions of the states	8	534	—	919	(2)	1,453	(2)
Total temporarily impaired securities	255	$431,132	$(451)	$110,562	$(311)	$541,694	$(762)

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

Index
8.  Fair Value Measurements

The following tables present the major security types we held at September 30, 2024 and December 31, 2023 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$255,924	$255,924	$—
Corporate debt securities (2)	1,088,978	—	1,088,978
Debt securities issued by U.S. government agencies (3)	228,818	—	228,818
Debt securities issued by the U.S. Treasury (4)	856,333	856,333	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	10,668	—	10,668
Publicly traded equity securities included in other current assets (5)	7,699	7,699	—
Total	$2,448,420	$1,119,956	$1,328,464

	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$185,424	$185,424	$—
Corporate debt securities (6)	801,228	—	801,228
Debt securities issued by U.S. government agencies (3)	334,828	—	334,828
Debt securities issued by the U.S. Treasury (3)	807,679	807,679	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	21,155	—	21,155
Publicly traded equity securities included in other current assets (5)	6,301	6,301	—
Total	$2,156,615	$999,404	$1,157,211

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents.

(2)	$21.2 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	$14.9 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)	Included in other current assets.

(6)	$33.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $589.8 million, $630.7 million and $44.0 million at September 30, 2024, respectively. Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $661.1 million, $667.8 million and $42.4 million at December 31, 2023, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

Index
9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$159	$118	$609	$355
Research, development and patent expense	22,120	18,727	67,111	57,543
Selling, general and administrative expense	9,705	7,119	26,332	21,575
Stock-based compensation expense, net of amounts capitalized	$31,984	$25,964	$94,052	$79,473
Capitalized stock-based compensation expense	506	—	506	—
Total stock-based compensation expense	$32,490	$25,964	$94,558	$79,473

As of September 30, 2024, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $54.1 million, $87.2 million and $12.1 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.2 years, 1.5 years and 1.7 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the nine months ended September 30, 2024 and 2023, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.1%	3.7%
Dividend yield	0.0%	0.0%
Volatility	43.8%	47.1%
Expected life	6.3 years	6.3 years

Board of Director Stock Options:
	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.5%	3.8%
Dividend yield	0.0%	0.0%
Volatility	49.8%	53.0%
Expected life	7.5 years	7.7 years

ESPP:
	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	5.2%	5.3%
Dividend yield	0.0%	0.0%
Volatility	37.8%	36.0%
Expected life	6 months	6 months

Index
RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2024 and 2023 was $52.08 and $39.78 per share, respectively.

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

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the nine months ended September 30, 2024 and 2023 was $78.41 and $58.99 per share, respectively.

10.  Income Taxes

We recorded income tax benefit of $3.6 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $6.6 million and $25.8 million for the same periods in 2023, respectively.

The benefit for the three and nine months ended September 30, 2024 primarily relates to the 2023 tax return position for the royalty purchase agreement with Royalty Pharma that we finalized during the third quarter of 2024. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

The decrease in income tax expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 relates primarily to the impact of the Royalty Pharma transaction.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of September 30, 2024 and 2023, the estimated effective interest rate under the agreement was 13.5 percent.

Index
The following table sets forth information on our liability related to sale of future royalties (in thousands):

Proceeds from sale of future royalties in January 2023	$500,000
Issuance costs related to sale of future royalties	(10,434)
Royalty payments to Royalty Pharma	(44,628)
Interest expense related to sale of future royalties	68,238
Amortization of issuance costs related to sale of future royalties	560
Net liability related to sale of future royalties as of December 31, 2023	513,736
Royalty payments to Royalty Pharma	(30,422)
Interest expense related to sale of future royalties	54,330
Amortization of issuance costs related to sale of future royalties	458
Net liability related to sale of future royalties as of September 30, 2024	$538,102

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

12. Convertible Debt

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of our 1.75% Notes and used $488.2 million of the net proceeds from the issuance of our 1.75% Notes to repurchase $504.4 million in principal of our 0.125% Notes. We expect to use the remaining net proceeds to settle the 0.125% Notes that remain outstanding and for general corporate and working capital purposes.

At September 30, 2024, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$10.7
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes. We used $319.0 million of the net proceeds from the issuance of our 0% Notes to pay the remaining $309.9 million principal balance of our 1 percent convertible senior notes, or 1% Notes, in 2021.

At September 30, 2024, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$4.8
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

At September 30, 2024, we had the following 0.125% Notes outstanding with interest payable semi-annually (in millions except interest rate and price per share data):

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

In conjunction with the issuance of our 0.125% Notes in 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0.125% Notes. The note hedges will expire upon maturity of the 0.125% Notes, or December 2024. The note hedges and warrants are separate transactions and are not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes do not have any rights with respect to the note hedges and warrants. As of September 30, 2024, the note hedges and warrants remain outstanding.

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

Index
13. Public Common Stock Offering

In September 2024, we completed the sale of 11,500,000 shares of our common stock through a public offering at a price of $43.50 per share. We received net proceeds of $489.1 million from the sale of these shares net of underwriting discounts and commissions and other offering expenses of $11.2 million.

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

Marketed Medicines

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through September 30, 2024, we have earned more than $2.2 billion in revenues from our SPINRAZA collaboration, including more than $1.8 billion in royalties on sales of SPINRAZA.

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

WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LIgand-Conjugated Antisense, or LICA, medicine that is approved in the U.S. and other countries for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In addition, WAINUA recently received a positive opinion supporting marketing authorization from the Committee for Medicinal Products for Human Use, or CHMP. WAINUA is the only approved medicine for the treatment of ATTRv-PN that can be self-administered via an auto-injector. We and AstraZeneca are commercializing WAINUA in the U.S. with the launch having commenced in January 2024. We and AstraZeneca are seeking regulatory approval for WAINUA in other parts of the world. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S.

Index

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in the U.S., Europe, Canada and Brazil for the treatment of patients with ATTRv-PN. We currently sell TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. In October 2023, our agreement for TEGSEDI in North America was terminated and Sobi began transitioning responsibilities to us. Following the transition, we discontinued TEGSEDI in North America in 2024. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

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

Medicines in Registration and Phase 3 Studies

We currently have nine medicines in registration or Phase 3 studies for eleven indications, which are:

WAINUA (WAINZUA in Europe) is our medicine to treat patients with transthyretin amyloidosis, or ATTR, that is approved in the U.S., Canada and United Kingdom, or UK, for the treatment of adults with ATTRv-PN and is under regulatory review in other countries. The approval of WAINUA for ATTRv-PN was based on the positive results from the Phase 3 NEURO-TTRansform study showing that WAINUA halted disease progression and continuously improved quality of life at the 35-, 66- and 85-week analyses, which were published in the Journal of the American Medical Association, or JAMA. We launched WAINUA for the treatment of adults with ATTRv-PN in the U.S. in January 2024 and in Canada in October 2024 after securing a reimbursement program. In October 2024, WAINZUA was approved by the Medicines and Healthcare products Regulatory Agency, or MHRA, for the treatment of adults with ATTRv-PN in the UK with an accelerated National Institute for Health and Care Excellence, or NICE, recommendation. Additionally, in October 2024, WAINUA received a positive opinion supporting marketing authorization from CHMP. We are also developing WAINUA for ATTR cardiomyopathy, or ATTR-CM. We continue to progress our Phase 3 development program of WAINUA for ATTR-CM, with enrollment completed in the Phase 3 CARDIO-TTRansform study in July 2023 and data is expected in the second half of 2026. The FDA granted Fast Track designation to WAINUA for the treatment of patients with ATTR-CM in February 2024. Additionally, the FDA and EMA granted Orphan Drug designation to WAINUA for the treatment of ATTR in January 2022 and October 2023, respectively.

Olezarsen is our medicine in development for FCS, an ultra-rare indication, and severe hypertriglyceridemia, or sHTG, a much broader indication. Olezarsen is currently under Priority Review in the U.S. with a Prescription Drug User Fee Act, or PDUFA, action date of December 19, 2024 for FCS. Our regulatory submission was based on the positive results from the Phase 3 Balance study in patients with FCS showing statistically significant triglyceride lowering and a substantial reduction in acute pancreatitis events in addition to a favorable safety and tolerability profile that we reported in September 2023 and presented and published in the New England Journal of Medicine, or NEJM, in April 2024. We opened our Expanded Access Program for patients with FCS in the U.S. in April 2024. Olezarsen has been granted Breakthrough Therapy designation, Orphan Drug designation and Fast Track designation for the treatment of FCS by the FDA. We are currently conducting a broad Phase 3 development program for olezarsen for the treatment of sHTG including three Phase 3 studies supporting development (CORE, CORE2 and ESSENCE), which achieved full enrollment in 2024.

Donidalorsen is our medicine in development for the prophylactic treatment of hereditary angioedema, or HAE. Donidalorsen is currently under regulatory review in the U.S. with a PDUFA action date of August 21, 2025. Our regulatory submission was based on the positive results from our comprehensive Phase 2 and Phase 3 development program for donidalorsen. This included the Phase 3 OASIS-HAE study in patients treated every four weeks and every eight weeks that were simultaneously published in NEJM, and positive results from OASISplus, our trial that includes an open-label, or OLE, cohort for patients rolling over from the Phase 3 study and a separate cohort for patients who have transitioned to donidalorsen from other prophylactic HAE medications that we refer to as the “switch study.” In December 2023 and June 2024, we licensed commercialization rights for donidalorsen to Otsuka Pharmaceutical Co., Ltd., or Otsuka, in Europe and the Asia-Pacific region, respectively. Otsuka is preparing to submit a Marketing Authorization Application, or MAA, to the EMA. Donidalorsen was granted Orphan Drug designation by the FDA and EMA.

Zilganersen is our medicine in development for Alexander disease, or AxD. We completed enrollment in the Phase 3 portion of the ongoing study for patients with AxD in July 2024. Zilganersen was granted Fast Track designation for the treatment of AxD and Rare Pediatric designation by the FDA. Additionally, zilganersen was granted Orphan Drug designation by the FDA and EMA.

Index

Ulefnersen is our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. We are currently conducting a Phase 3 study of ulefnersen in juvenile and adult patients with FUS-ALS. Ulefnersen was granted Orphan Drug designation by the FDA and EMA.

QALSODY is our medicine to treat patients with SOD1-ALS that is marketed by Biogen. QALSODY was granted accelerated approval by the FDA in April 2023 and marketing authorization under exceptional circumstances by the EMA in May 2024 for patients with SOD1-ALS. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. QALSODY was granted Orphan Drug designation by the FDA and EMA.

Pelacarsen is our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease, or Lp(a)-driven CVD. Novartis is developing pelacarsen, including conducting the ongoing Lp(a) HORIZON Phase 3 cardiovascular outcome study in patients with elevated Lp(a)-driven CVD, which achieved full enrollment in July 2022 with more than 8,000 patients. Pelacarsen was granted Fast Track designation by the FDA.

Bepirovirsen is our medicine in development for chronic hepatitis B virus, or HBV. GSK is developing bepirovirsen, including conducting the ongoing B-Well Phase 3 program in patients with HBV, which achieved full enrollment in June 2024. GSK reported positive results from Phase 2 studies in 2023, including durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV. The FDA granted Fast Track designation and the Japanese Ministry of Health, Labour and Welfare granted SENKU designation to bepirovirsen for the treatment of patients with HBV.

IONIS-FB-LRx is our medicine in development for immunoglobulin A, or IgA, nephropathy, or IgAN. In the second quarter of 2023, Roche advanced IONIS-FB-LRx into Phase 3 development in patients with IgAN based on interim Phase 2 data. In October 2024, we reported positive data from the Phase 2 study of IONIS-FB-LRx in patients with IgAN.

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

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenue	$133.8	$144.2	$478.6	$463.1
Total operating expenses	$282.5	$287.5	$842.8	$810.7
Loss from operations	$(148.7)	$(143.3)	$(364.3)	$(347.6)
Net loss	$(140.5)	$(147.4)	$(349.5)	$(357.0)

Index

Revenue

Total revenue for the three and nine months ended September 30, 2024 were $133.8 million and $478.6 million, respectively, compared to $144.2 million and $463.1 million for the same periods in 2023 and were comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$57.2	$67.3	$152.4	$178.5
WAINUA royalties	5.4	—	10.3	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	8.9	8.3	25.7	25.4
Licensing and other royalty revenue	4.2	8.5	19.0	25.8
Total other commercial revenue	13.1	16.8	44.7	51.2
Total commercial revenue	75.7	84.1	207.4	229.7
Research and development revenue:
Amortization from upfront payments	28.2	18.0	104.9	46.8
Milestone payments	16.2	16.2	76.1	89.8
License fees	—	4.6	37.5	24.6
Other services	0.5	5.3	17.3	12.3
Collaborative agreement revenue	44.9	44.1	235.8	173.5
WAINUA joint development revenue	13.2	16.0	35.4	59.9
Total research and development revenue	58.1	60.1	271.2	233.4
Total revenue	$133.8	$144.2	$478.6	$463.1

Commercial revenue in the three and nine months ended September 30, 2024 included a new source of royalty revenue with the launch of WAINUA in the U.S. in late January 2024. Our commercial revenue in the three and nine months ended September 30, 2024 and 2023 also included royalties from the net sales of QALSODY, which Biogen launched in the U.S. in the second quarter of 2023 and in the EU in the second quarter of 2024. SPINRAZA product sales for the three months ended September 30, 2024 compared to the same period in 2023 increased slightly in the U.S. and decreased outside of the U.S. primarily due to an annual order from a single country that did not recur in 2024.

R&D revenue was relatively consistent in the three months ended September 30, 2024 compared to the same period in 2023, and increased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to the amortization of upfront payments from the new collaborations with Roche and Novartis that we entered into during the second half of 2023. In addition, license fees increased year over year as a result of new collaborations we entered into during the second quarter of 2024, including the expanded donidalorsen licensing agreement with Otsuka, which now includes the Asia-Pacific region in addition to Europe. These increases were partially offset by the decrease in WAINUA joint development revenue, which decreased as development activities relating to ATTRv-PN wound down with the launch of WAINUA for this indication.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and nine months ended September 30, 2024 and 2023 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

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

Index

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
WAINUA joint development revenue	$13.2	$16.0	$35.4	$59.9
Research and development expenses related to Phase 3 development of WAINUA	28.9	32.4	77.1	117.8
Medical affairs expenses for WAINUA	1.6	1.1	4.8	2.9
Commercialization expenses for WAINUA	6.3	4.5	19.0	8.3

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses, excluding non-cash compensation expense related to equity awards	$250.5	$261.6	$748.7	$731.3
Non-cash compensation expense related to equity awards	32.0	25.9	94.1	79.4
Total operating expenses	$282.5	$287.5	$842.8	$810.7

Operating expenses, excluding non-cash compensation expense related to equity awards, decreased in the three months ended September 30, 2024 compared to the same period in 2023, and increased in the nine months ended September 30, 2024 compared to the same period in 2023. Our SG&A expenses decreased in the three months ended September 30, 2024 compared to the same period in 2023 due to a one-time expense of $18 million related to a lease agreement termination in the third quarter of 2023, and increased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to the launch of WAINUA in the U.S. and launch preparation activities for olezarsen and donidalorsen, including establishing the field team for olezarsen. Our R&D expenses were relatively consistent in the three and nine months ended September 30, 2024 compared to the same periods in 2023 as several late-stage studies have ended. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2024 as we advance our commercialization activities.

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

The following table sets forth information on cost of sales (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales, excluding non-cash compensation expense related to equity awards	$0.9	$2.1	$6.8	$5.8
Non-cash compensation expense related to equity awards	0.2	0.1	0.6	0.3
Total cost of sales	$1.1	$2.2	$7.4	$6.1

Index

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$197.7	$196.5	$588.9	$585.5
Non-cash compensation expense related to equity awards	22.1	18.8	67.1	57.6
Total research, development and patent expenses	$219.8	$215.3	$656.0	$643.1

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$25.8	$26.6	$80.7	$78.8
Non-cash compensation expense related to equity awards	4.4	4.0	13.3	11.9
Total drug discovery expenses	$30.2	$30.6	$94.0	$90.7

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three and nine months ended September 30, 2024 compared to the same periods in 2023.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
WAINUA	$28.3	$25.1	$74.3	$90.8
TEGSEDI and WAYLIVRA	3.4	3.0	11.0	5.6
Olezarsen	36.8	38.5	116.3	96.6
Donidalorsen	3.5	6.9	13.4	19.4
Zilganersen	2.5	1.9	6.2	6.5
Ulefnersen	3.1	2.5	10.0	7.7
Other development projects	20.4	26.3	63.8	74.9
Development overhead expenses	34.2	28.3	97.2	83.8
Total drug development expenses, excluding non-cash compensation expense related to equity awards	132.2	132.5	392.2	385.3
Non-cash compensation expense related to equity awards	9.7	8.6	30.4	25.7
Total drug development expenses	$141.9	$141.1	$422.6	$411.0

Index

Our drug development expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three and nine months ended September 30, 2024 compared to the same periods in 2023. We expect our development expenses will continue to be stable as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$5.5	$4.9	$17.3	$13.8
Non-cash compensation expense related to equity awards	1.1	0.8	3.2	2.7
Total medical affairs expenses	$6.6	$5.7	$20.5	$16.5

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$14.1	$12.3	$39.7	$49.2
Non-cash compensation expense related to equity awards	2.3	2.2	6.9	6.5
Total manufacturing and development chemistry expenses	$16.4	$14.5	$46.6	$55.7

Index

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three months ended September 30, 2024 compared to the same period in 2023, and decreased in the nine months ended September 30, 2024 compared to the same period in 2023 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product related to several late-stage programs.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personnel costs	$6.9	$6.2	$21.9	$19.4
Occupancy	7.5	7.2	21.3	21.4
Computer software and licenses	2.4	0.8	5.7	2.0
Insurance	0.7	0.9	2.4	2.7
Patent expenses	1.3	0.9	2.7	2.8
Other	1.3	4.2	5.1	10.1
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	20.1	20.2	59.1	58.4
Non-cash compensation expense related to equity awards	4.6	3.2	13.2	10.8
Total R&D support expenses	$24.7	$23.4	$72.3	$69.2

R&D support expenses, excluding non-cash compensation expense related to equity awards, were relatively consistent in the three and nine months ended September 30, 2024 compared to the same periods in 2023.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$51.9	$62.9	$153.1	$140.0
Non-cash compensation expense related to equity awards	9.7	7.1	26.3	21.6
Total selling, general and administrative expenses	$61.6	$70.0	$179.4	$161.6

SG&A expenses, excluding non-cash compensation expense related to equity awards, decreased in the three months ended September 30, 2024 compared to the same period in 2023 due to a one-time expense of $18 million related to a lease agreement termination in the third quarter of 2023. SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the nine months ended September 30, 2024 compared to the same period in 2023 due to increased expenses related to our launch of WAINUA in the U.S. and launch preparation activities for olezarsen and donidalorsen, including establishing the field team for olezarsen.

Index

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income	$26.2	$23.9	$78.1	$63.4

Our investment income increased primarily due to an increase in interest rates associated with our investments during a majority of the three and nine months ended September 30, 2024 compared to the same periods in 2023, partially offset by a decrease in interest rates in the second half of September 2024. In addition, our cash available for investing increased due to the $489 million net proceeds we received from our public common stock offering in September 2024. Refer to Note 13, Public Common Stock Offering, for further details on the public offering.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible notes:
Non-cash amortization of debt issuance costs	$1.5	$1.6	$4.5	$4.3
Interest expense payable in cash	2.6	2.5	8.0	3.5
Interest on mortgage for manufacturing facility	0.1	0.1	0.3	0.3
Total interest expense	$4.2	$4.2	$12.8	$8.1

In 2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $504.4 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes increased because we began incurring interest expense for our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $18.5 million and $54.8 million of interest expense related to the sale of future royalties in the three and nine months ended September 30, 2024, respectively, compared to $17.8 million and $50.9 million in the same periods in 2023, respectively. These amounts are related to the Royalty Pharma transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) on investments	$0.9	$(1.9)	$(0.3)	$(1.8)

The period-over-period fluctuations in our gain (loss) on investments were driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies.

Index

Other Income

In 2023, we completed a $575.0 million offering of our 1.75% Notes and used $488.2 million of the net proceeds to repurchase $504.4 million in principal of our 0.125% Notes. As a result of these repurchases, we recorded a $13.4 million gain on early retirement of debt in the nine months ended September 30, 2023, which reflects the difference between the amount we paid to repurchase a portion of our 0.125% Notes and the net carrying balance of the liability at the time that we repurchased the debt. Refer to Part I, Item 1, Note 12, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for further details regarding our convertible debt.

Income Tax Benefit (Expense)

We recorded income tax benefit of $3.6 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $6.6 million and $25.8 million for the same periods in 2023, respectively.

The benefit for the three and nine months ended September 30, 2024 primarily relates to the 2023 tax return position for the royalty purchase agreement with Royalty Pharma that we finalized during the third quarter of 2024. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

The decrease in income tax expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 relates primarily to the impact of the Royalty Pharma transaction.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $140.5 million and $349.5 million for the three and nine months ended September 30, 2024, respectively. We had a net loss of $147.4 million and $357.0 million for the same periods in 2023. The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above. Basic and diluted net loss per share for the three and nine months ended September 30, 2024 were $0.95 and $2.38, respectively, compared to $1.03 and $2.50 for the same periods in 2023. The period-over-period fluctuations in our net loss per share were primarily driven by factors discussed in the sections above and partially driven by the increase in our weighted-average number of common shares outstanding due to the issuance of 11.5 million shares of common stock from our public offering in September 2024.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from revenue from SPINRAZA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began receiving commercial revenue from WAINUA royalties in 2024. From our inception through September 30, 2024, we have earned approximately $7.7 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through September 30, 2024, we have raised net proceeds of approximately $2.6 billion from the sale of our equity securities, which includes our sale of 11.5 million shares of common stock for net proceeds of $489 million in September 2024. Additionally, from our inception through September 30, 2024, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of approximately $0.5 billion from the sale of future royalties to finance a portion of our operations.

From December 31, 2023 to September 30, 2024 our working capital increased as our cash, cash equivalents and short-term investments increased due to net proceeds from the public common stock offering in September 2024. During the same period, our long-term obligations did not change significantly.

Index

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of September 30, 2024. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$615.3	$10.1	$605.2
0% Notes (principal payable)	632.5	—	632.5
0.125% Notes (principal and interest payable)	44.6	44.6	—
Operating leases	264.6	20.7	243.9
Building mortgage payments (principal and interest payable)	9.8	0.5	9.3
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,567.5	$76.0	$1,491.5

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2024 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2024.

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

For details of legal proceedings, refer to Part I, Item 1, Note 14, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements.

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

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including the expansion of our manufacturing capabilities. All of these activities will require significant cash. As of September 30, 2024, we had cash, cash equivalents and short-term investments equal to $2.5 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

If we need additional funds, we may need to raise them through public or private financing. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, the shares of existing stockholders will be diluted and the price, as well as the price of our other securities, may decline. For example, in September 2024, we completed an underwritten public offering of 11,500,000 shares of our common stock for total net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us, of approximately $489.1 million. If adequate funds are not available or not available on acceptable terms, we may have to cut back on one or more of our research, drug discovery or development programs, or commercial operations. Alternatively, we may obtain funds through arrangements with collaborative partners or others, which could require us to give up rights to certain of our technologies or medicines.

Index

We have incurred losses, and our business will suffer if we fail to consistently achieve profitability in the future.

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2024, we had an accumulated deficit of approximately $2.1 billion and stockholders’ equity of approximately $0.7 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to develop capabilities to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2024, the closing market price of our common stock ranged from $53.55 to $36.45 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Index

In 2023, we completed a $575 million offering of 1.75% Notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million of our 0.125% Notes. In 2021, we completed a $632.5 million offering of 0% Notes and used $319.0 million of the net proceeds from the issuance of the 0% Notes to repurchase the remaining $309.9 million of our 1% Notes. In 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Trading Plans

During the quarter ended September 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eric Swayze EVP, Research	Termination	August 12, 2024	X		85,614	Upon the execution of all instructions provided in the plan
Brian Birchler EVP, Corporate and Development Operations	Adoption	August 12, 2024	X		71,400	The earlier to occur of (i) January 2, 2026, and (ii) upon the execution of all instructions provided in the plan
Brett P. Monia Chief Executive Officer	Adoption	August 12, 2024	X		431,245	The earlier to occur of (i) May 7, 2026, and (ii) upon the execution of all instructions provided in the plan
C. Frank Bennett EVP, Chief Scientific Officer	Adoption	August 12, 2024	X		111,149	The earlier to occur of (i) January 2, 2026, and (ii) upon the execution of all instructions provided in the plan
Joseph Loscalzo Board Member	Adoption	August 12, 2024	X		62,677	The earlier to occur of (i) November 10, 2025, and (ii) upon the execution of all instructions provided in the plan
Eric Swayze EVP, Research	Adoption	August 14, 2024	X		177,770	The earlier to occur of (i) December 31, 2027, and (ii) upon the execution of all instructions provided in the plan
Shannon L. Devers EVP, Chief Human Resources Officer	Adoption	September 3, 2024	X		123,508	The earlier to occur of (i) January 31, 2026, and (ii) upon the execution of all instructions provided in the plan
Spencer Berthelsen Director	Adoption	September 11, 2024	X		16,000	The earlier to occur of (i) June 30, 2025, and (ii) upon the execution of all instructions provided in the plan

Index

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 6, 2024

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 6, 2024