Form 10-K
period 2024-12-31
IONIS PHARMACEUTICALS INC
filed 2025-02-19
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Select Market was $5,738,934,243 as of June 30, 2024.*

The number of shares of voting common stock outstanding as of February 13, 2025 was 158,964,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed on or about April 25, 2025 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 5, 2025 are incorporated by reference into Part III of this Report.

________________
*
Excludes 25,611,183 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10 percent of the common stock outstanding at June 30, 2024. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business and the therapeutic and commercial potential of our commercial medicines, additional medicines in development and technologies. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A, Risk Factors. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. As a result, you are cautioned not to rely on these forward-looking statements.

In this report, unless the context requires otherwise, “Ionis,” the “Company,” “we,” “our,” and “us” refers to Ionis Pharmaceuticals, Inc. and its subsidiaries.

Summary of Risk Factors

There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found in this report on Form 10-K in Item 1A, Risk Factors:

●	Our ability to generate substantial revenue from the sale of our medicines;
●	The availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel;
●	The impacts of health epidemics, climate change, war and other global events; and
●	Our dependence upon our own and third-party information technology systems.

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

We make available, free of charge, on our website, www.ionis.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the Securities and Exchange Commission, or SEC. Periodically, we provide updates about the company in the Newsroom section of the Investors & Media page of our website. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference. The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

IONIS PHARMACEUTICALS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

PART I
Item 1. Business

Overview

For three decades, we have invented medicines that bring better futures to people with serious diseases. As a pioneer in RNA-targeted medicines with a deep understanding of disease biology and an industry-leading drug discovery technology, we are driven to deliver innovative, life-changing advances for patients.

In the last year, we delivered on our strategy to create accelerating value for all our stakeholders. With our commercial launch of TRYNGOLZA (olezarsen) in the United States, or U.S., following its approval by the U.S. Food and Drug Administration, or FDA, we began a new chapter as a fully integrated commercial-stage biotechnology company. We currently have six marketed medicines to treat serious diseases: TRYNGOLZA, WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen).

Marketed Medicines

•
TRYNGOLZA is approved in the U.S. as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is the first-ever FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides clinically meaningful reduction in acute pancreatitis, or AP, events when used with an appropriate diet (≤20 grams of fat per day). TRYNGOLZA is the first medicine we are commercializing independently in the U.S.

•
WAINUA is approved in numerous countries, including the U.S. and United Kingdom, or UK, for the treatment of the polyneuropathy of hereditary transthyretin-medicated amyloidosis, or ATTRv-PN, in adults. WAINUA is the only approved medicine for the treatment of ATTRv-PN that can be self-administered via an auto-injector. We and AstraZeneca are co-developing WAINUA globally and co-commercializing WAINUA in the U.S. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S.

•	SPINRAZA is a global market leader for the treatment of pediatric and adult patients with spinal muscular atrophy, or SMA. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.
•
QALSODY is approved in the U.S., European Union, or EU, China and Japan for the treatment of Amyotrophic Lateral Sclerosis, or ALS, in adults who have a mutation in the superoxide dismutase 1, or SOD1, gene, or SOD1-ALS. QALSODY received accelerated approval from the FDA and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA. QALSODY was the first treatment approved to target a genetic cause of ALS. Our partner, Biogen, is responsible for commercializing QALSODY worldwide.

•
TEGSEDI is approved in the EU, Canada and Brazil for the treatment of ATTRv-PN in adults. We currently sell TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. We and Sobi terminated our agreement for TEGSEDI in North America, after which we discontinued TEGSEDI in North America. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

•
WAYLIVRA is approved in the EU and Brazil as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for acute, potentially fatal pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We sell WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, PTC is commercializing WAYLIVRA in Brazil for two indications, FCS and familial partial lipodystrophy, or FPL, and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

In addition to our currently marketed medicines, we are also positioned to deliver multiple products to the market independently in the next three years. Donidalorsen for the treatment of hereditary angioedema, or HAE, is currently under regulatory review in the U.S., positioning us for our second independent commercial launch in 2025. We also have a rich innovative late- and mid-stage pipeline across our focus areas of neurology, cardiology and select areas of high patient needs. We currently have nine medicines in Phase 3 development and multiple additional medicines in early and mid-stage development. We delivered eight positive data readouts in the last year from our late- and mid-stage pipeline, including positive data for TRYNGOLZA, donidalorsen and ION582, our medicine for people with Angelman syndrome, or AS. And we further advanced our next-generation technologies for RNA-targeted medicines, including advancing our first program using our mesyl phosphoramidate, or MsPA, backbone into clinical development.

We earned revenues of $705 million in 2024 and ended 2024 with a cash and short-term investment balance of $2.3 billion that enables our continued investments to support ongoing and upcoming planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated over the next three years, position us well to help millions of patients with serious diseases and deliver increasing product and royalty revenue.

Our Marketed Medicines – Bringing Value to Patients Today

TRYNGOLZA (apoC-III) – TRYNGOLZA (olezarsen), injection is an APOC-III-directed antisense medicine indicated as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA lowers the body’s production of apolipoprotein C-III, or apoC-III, a protein produced in the liver that is a key regulator of triglyceride metabolism. TRYNGOLZA was approved by the FDA in December 2024 and is the first-ever FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides clinically meaningful reduction in AP events when used with an appropriate diet (≤20 grams of fat per day). TRYNGOLZA is currently under regulatory review in the EU.

FCS is a rare, genetic, potentially life-threatening form of sHTG that prevents the body from breaking down fats and severely impairs the body’s ability to remove triglycerides from the bloodstream due to an impaired function of the enzyme lipoprotein lipase, or LPL. While healthy levels for adults are below 150 mg/dL, people with FCS often have triglyceride levels of more than 880 mg/dL and often have a history of pancreatitis. Those living with FCS have a high risk of potentially fatal AP, which is a painful inflammation of the pancreas, and chronic health issues such as fatigue and severe, recurrent abdominal pain. People living with FCS can also experience psychological and financial stress, which can significantly impact their quality of life. FCS is estimated to impact up to approximately 3,000 people in the U.S., the vast majority of whom remain undiagnosed.

We are also developing olezarsen to treat severe hypertriglyceridemia, or sHTG. See the “olezarsen” description under the section titled, Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines, below for further information on our development program for sHTG.

FDA approval was based on positive data from the placebo-controlled Phase 3 Balance study in adult patients with genetically identified FCS and fasting triglyceride levels ≥880 mg/dL. In the Balance study, TRYNGOLZA demonstrated a statistically significant reduction in triglyceride levels. TRYNGOLZA also demonstrated a substantial, clinically meaningful reduction in AP events. In addition, TRYNGOLZA demonstrated a favorable safety and tolerability profile in the Balance study.

TRYNGOLZA was reviewed by the FDA under Priority Review and had previously been granted Fast Track, Orphan Drug and Breakthrough Therapy designations for the treatment of FCS.

WAINUA (TTR) – WAINUA (eplontersen) injection is a transthyretin-directed antisense oligonucleotide indicated for the treatment of the polyneuropathy of hereditary transthyretin-medicated amyloidosis, or ATTRv-PN, in adults. WAINUA causes degradation of mutant and wild-type TTR mRNA through binding to the TTR mRNA, which results in a reduction of serum TTR protein and TTR protein deposits in tissues. WAINUA was approved in the U.S. in December 2023 and was recommended for approval by the CHMP in the EU in October 2024. WAINUA is also approved in other markets, including the UK and Canada, with additional regulatory reviews underway. We and AstraZeneca are co-commercializing WAINUA in the U.S. and AstraZeneca has exclusive rest of world commercialization rights.

ATTRv-PN is a debilitating disease that leads to peripheral nerve damage with motor disability within five years of diagnosis and, without treatment, is generally fatal within a decade. ATTR is caused by the accumulation of liver-derived misfolded TTR protein in tissues, such as the heart and the peripheral nerves, causing organ damage and failure. ATTR then causes complications, leading to cardiovascular, neurological and renal diseases such as heart failure and chronic kidney disease. There are both hereditary (ATTRv) and non-hereditary (wild-type) forms of ATTR. ATTR has several phenotypes including ATTR-cardiomyopathy, or ATTR-CM, which predominantly impacts the heart, potentially leading to heart failure, and ATTR-polyneuropathy, which predominantly affects the peripheral nervous system and mixed phenotype, where patients experience symptoms of both. Worldwide, there are an estimated 10,000 – 40,000 patients with ATTRv-PN. See the “Eplontersen” description under the section titled, Our Innovative Late-Stage Pipeline of Partnered Investigational Medicines, below for further information on our development program for ATTR-CM.

FDA approval was based on the interim analysis of the open-label Phase 3 NEURO-TTRansform study in patients with ATTRv-PN. The study compared WAINUA to the historical placebo arm from the TEGSEDI (inotersen) NEURO-TTR Phase 3 study. In the interim analysis, WAINUA demonstrated a statistically significant and clinically meaningful change from baseline for the co-primary endpoints of serum TTR concentration and Neuropathy Impairment Score +7, or mNIS+7. Additionally, WAINUA demonstrated a favorable safety and tolerability profile in the NEURO-TTRansform study.

The FDA granted Orphan Drug designation to WAINUA for the treatment of ATTR.

SPINRAZA (SMN) – SPINRAZA (nusinersen) injection for intrathecal use is a survival motor neuron-2, or SMN2, directed antisense medicine indicated for the treatment of SMA in pediatric and adult patients. SPINRAZA targets the root cause of SMA by increasing the production of functional survival motor neuron, or SMN, protein. SPINRAZA is a global market leader for the treatment of patients with SMA. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

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

The approval of SPINRAZA was based on efficacy and safety data from multiple clinical studies, including two randomized, placebo-controlled Phase 3 studies, ENDEAR, in patients with infantile-onset SMA, and CHERISH, in patients with later-onset SMA as well as from SHINE, an OLE study for patients with SMA who participated in prior SPINRAZA studies. Additionally, Biogen conducted the Phase 2 NURTURE study, an open-label study investigating the benefit of SPINRAZA when administered before symptom onset in patients genetically diagnosed with SMA which showed that early and sustained treatment with SPINRAZA helped participants to maintain and/or make progressive gains in motor function with most children achieving motor milestones within age-appropriate timelines and no major motor milestones were lost. SPINRAZA demonstrated a favorable safety and tolerability profile in the studies.

Biogen continues to expand the body of evidence supporting SPINRAZA’s durable efficacy and well-established safety profile to address the remaining needs of SMA patients of all ages through additional studies. These include the Phase 2/3 DEVOTE study, which evaluated a higher dose of SPINRAZA compared to the currently approved dose, the Phase 4 RESPOND study, evaluating the benefit of SPINRAZA in infants and children with a suboptimal clinical response to the gene therapy, onasemnogene abeparvovec and the Phase 3b ASCEND study evaluating the clinical outcomes and assessing the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA following treatment with risdiplam. The positive data generated from the DEVOTE study were the basis of the recent U.S. and EU regulatory submissions that were accepted for review for higher dose nusinersen.

QALSODY (SOD1) – QALSODY (tofersen) injection for intrathecal use is an antisense medicine indicated for the treatment of Amyotrophic Lateral Sclerosis, or ALS, in adults who have a mutation in the superoxide dismutase 1, or SOD1, gene, or SOD1-ALS. QALSODY inhibits the production of SOD1. QALSODY was granted accelerated approval in April 2023 based on reduction in plasma neurofilament light chain, or NfL, observed in patients treated with QALSODY. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trial(s). In May 2024, QALSODY was also approved in the EU under exceptional circumstances. Additionally, QALSODY was recently approved in China and Japan. Our partner, Biogen, is responsible for commercializing QALSODY worldwide.

SOD1-ALS is a rare, fatal, neurodegenerative disorder caused by a mutation in the SOD1 gene leading to a progressive loss of motor neurons. As a result, people with SOD1-ALS experience increasing muscle weakness, loss of movement, difficulty breathing and swallowing and eventually succumb to the disease. Mutations in the SOD1 gene are responsible for approximately 2% of the estimated 168,000 people who have ALS globally (SOD1-ALS). More than 15% of people with ALS are thought to have a genetic form of the disease; however, they may not have a known family history of the disease.

Biogen is also evaluating tofersen for treatment of presymptomatic individuals who have a SOD1 genetic mutation.

The QALSODY regulatory submissions included results from a Phase 1 study in healthy volunteers, a Phase 1/2 study evaluating ascending dose levels, the Phase 3 VALOR study, and the Phase 3 OLE study, as well as 12-month integrated results from the Phase 3 VALOR study and the Phase 3 open-label extension, or OLE, study. The 12-month integrated data show that earlier initiation of QALSODY, compared to delayed initiation, slowed declines in clinical function, respiratory function, muscle strength and quality of life and build on the results previously observed in the initial readout. The 12-month data compare patients with early initiation of QALSODY (at the start of VALOR) to those who had a delayed initiation of QALSODY (six months later, in the OLE). Additionally, QALSODY demonstrated a favorable safety and tolerability profile in the VALOR study.

The FDA and EMA granted QALSODY Orphan Drug designation for the treatment of ALS.

TEGSEDI (TTR) – TEGSEDI (inotersen) injection is a transthyretin-directed antisense oligonucleotide medicine indicated for the treatment of ATTRv-PN in adults. TEGSEDI prevents the production of TTR protein, reducing the amount of amyloid buildup that damages organs and tissues. We currently sell TEGSEDI in Europe through our distribution agreement with Sobi. In Latin America, PTC is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

The approvals of TEGSEDI were based on efficacy and safety data from the Phase 3 NEURO-TTR study in patients with ATTRv-PN.

WAYLIVRA (apoC-III) – WAYLIVRA (volanesorsen) injection is an antisense oligonucleotide medicine indicated as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for acute, potentially fatal pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA reduces triglyceride levels by inhibiting the production of apoC-III, a protein that is a key regulator of triglyceride levels. WAYLIVRA received conditional marketing authorization in May 2019 from the European Commission, or EC. We sell WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, WAYLIVRA is approved for two indications, FCS and FPL. PTC is commercializing WAYLIVRA in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

WAYLIVRA’s conditional marketing authorization in the EU for FCS and approval in Brazil for FCS were based on efficacy and safety data from the Phase 3 APPROACH study and supported by results from the Phase 3 COMPASS study. WAYLIVRA’s approval in Brazil for FPL was based on efficacy and safety data from the Phase 3 BROADEN study in patients with FPL.

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

As a pioneer in RNA-targeted therapeutics, we continue to drive innovation with a leading pipeline in neurology, cardiology and select diseases of high unmet need. The table below lists Ionis-owned medicines currently in late-stage development, which Ionis plans to commercialize in the U.S. independently.

[1]	Ionis is commercializing TRYNGOLZA (olezarsen) for the treatment of FCS in the U.S.
[2]	Granted Otsuka exclusive rights to commercialize donidalorsen in Europe and Asia-Pacific regions.
[3]	Granted Theratechnologies exclusive rights to commercialize olezarsen and donidalorsen in Canada.

Olezarsen (apoC-III) – Olezarsen is an investigational RNA-targeted medicine that we are evaluating for people with sHTG. Olezarsen is designed to lower the body’s production of apoC-III, a protein produced in the liver that regulates triglyceride metabolism in the blood. sHTG is a disease categorized by triglyceride levels of 500 mg/dL and above. It develops due to primary (genetic) and secondary causes including diet and lifestyle, other medical conditions and certain medications. More than three million people are currently estimated to live with sHTG in the U.S. People living with sHTG are at high risk of pancreatitis (a painful inflammation of the pancreas) and damage to the pancreas. As such, reducing the risk of pancreatitis is a critically important reason to treat sHTG. People with sHTG are also at risk of heart, brain and blood vessel damage.

We are currently conducting a broad development program for olezarsen that includes three fully enrolled Phase 3 studies supporting development for the treatment of sHTG: CORE, CORE2 and ESSENCE. Data from the ESSENCE study is expected in mid-2025 and data from the CORE and CORE2 studies are expected in the second half of 2025.

We advanced olezarsen into Phase 3 development based on the positive results from a Phase 2 clinical study in patients with hypertriglyceridemia and at high risk of or with established cardiovascular disease, or CVD. In the Phase 2 study, olezarsen achieved statistically significant, dose-dependent reductions in fasting triglycerides compared to placebo at all dose levels. Olezarsen also achieved statistical significance in numerous key secondary endpoints, including significant reductions in apoC-III. Olezarsen demonstrated a favorable safety and tolerability profile in the Phase 2 study supportive of continued development. As discussed above under “TRYNGOLZA” in the section titled, Our Marketed Medicines – Bringing Value to Patients Today, olezarsen was recently approved in the U.S. for the treatment of FCS.

Donidalorsen (PKK) – Donidalorsen is an investigational RNA-targeted medicine we designed to target the production of prekallikrein, or PKK, which plays an important role in the activation of inflammatory mediators associated with acute attacks of HAE. By reducing the production of PKK, donidalorsen could be an effective prophylactic approach to preventing HAE attacks. HAE is a rare and potentially life-threatening genetic condition that involves recurrent attacks of severe swelling (angioedema) in various parts of the body, including the hands, feet, genitals, stomach, face and/or throat. HAE is estimated to affect approximately 20,000 people in the U.S. and Europe. Donidalorsen is currently under review in the U.S. and the FDA has set an action date of August 21, 2025 under the Prescription Drug User Fee Act, or PDUFA. Donidalorsen is also under regulatory review in the EU. Otsuka has exclusive rights to commercialize donidalorsen in Europe and Asia and Theratechnologies has exclusive rights to commercialize donidalorsen in Canada.

Our regulatory submissions are based on the positive data from the placebo-controlled Phase 3 OASIS-HAE study, the Phase 3 OASISplus study and the Phase 2 OLE study in patients with HAE. The OASIS-HAE study met its primary endpoint with a statistically significant reduction in the rate of HAE attacks and demonstrated clinically significant improvement in quality of life as measured by the Angioedema Quality of Life Questionnaire, or AE-QoL in patients treated every four weeks and patients treated every eight weeks. The OASISplus study includes an OLE cohort and a prospective cohort to assess patients switching from currently available long-term prophylactic treatments to donidalorsen. Positive results from a February 2024 data cut from the ongoing OLE cohort showed that HAE attack rates continued to improve over time and extended treatment resulted in further improved quality of life measures and high levels of disease control. In the OASISplus switch cohort, patients followed a pre-defined specific protocol to transition from their prior therapy to donidalorsen. Results showed that patients were able to switch to donidalorsen from prior prophylactic treatment without an increase in breakthrough attacks. Donidalorsen treatment also led to a further improvement in mean monthly HAE attack rates and continued improvements in measures of quality of life. A majority of patients surveyed reported a preference for donidalorsen over their previous treatment. In all of these studies, donidalorsen demonstrated a favorable safety and tolerability profile.

The FDA and EMA granted Orphan Drug designation to donidalorsen.

Zilganersen (GFAP) – Zilganersen (formerly ION373) is an investigational RNA-targeted medicine we designed to inhibit the production of glial fibrillary acidic protein, or GFAP, that accumulates because of disease-causing variants in the GFAP gene. We are developing zilganersen as a potential treatment for people with genetically confirmed Alexander disease, or AxD. AxD is an ultra-rare, progressive and ultimately fatal type of leukodystrophy, which are a group of genetic disorders that affect the brain’s white matter. AxD is estimated to occur in approximately one in one million to one in three million people worldwide and usually leads to death within 14 - 25 years after symptom onset. AxD can present throughout life as loss of independence and lack of ability to control muscles for swallowing, airway protection and purposeful movements. The impact of AxD can vary depending on factors like age of onset. Diagnosing AxD is based on a combination of clinical presentation, brain magnetic resonance imaging, or MRI, findings and genetic testing. There are no medicines approved for people with AxD, and current treatments focus on managing their symptoms.

We are conducting a single clinical study of zilganersen in patients with AxD designed to assess the efficacy, safety and tolerability of zilganersen. In September 2023, we advanced zilganersen into the Phase 3 portion of the study.

The FDA and EMA granted Orphan Drug designation to zilganersen. Additionally, the FDA granted Fast Track and Rare Pediatric designations to zilganersen.

ION582 (UBE3A) (BIIB121) – ION582 is an investigational RNA-targeted medicine we designed to inhibit the expression of the UBE3A antisense transcript, or UBE3A-ATS, and increase production of UBE3A protein, for the potential treatment of AS. AS is a rare, genetic neurological disease caused by the loss of function of the maternally inherited UBE3A gene. AS typically presents in infancy and is characterized by intellectual disability, balance issues, motor impairment, and debilitating seizures. Some patients are unable to walk or speak. Some symptoms can be managed with existing drugs; however, there are no approved disease modifying therapies.

We are conducting the ongoing open label Phase 1/2 study, HALOS, of ION582 in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of ION582 administered intrathecally. In 2024, we presented positive results from the completed multiple ascending dose, or MAD, portion of the study in people with AS demonstrating consistent and encouraging clinical improvement on measures assessing all functional domains including communication, cognition and motor function. ION582 showed favorable safety and tolerability at all dose levels in the study.

Based on the positive results from the HALOS study and alignment with the FDA, we plan to advance ION582 into Phase 3 development in the first half of 2025. The planned placebo-controlled Phase 3 study will enroll children and adults with AS who have a maternal UBE3A gene deletion or mutation to assess the efficacy, safety and tolerability of ION582.

The FDA and EMA granted Orphan Drug designation to ION582. Additionally, the FDA granted Fast Track and Rare Pediatric designations to ION582.

Our Innovative Late-Stage Pipeline of Partnered Investigational Medicines

In addition to our Ionis-owned investigational medicines, we also have numerous potentially transformational partnered medicines in clinical development. The table below lists our partnered medicines in late-stage development. For further information on our collaboration agreements, refer to the section titled, Collaborative Arrangements.

Eplontersen (TTR) – Eplontersen is an investigational RNA-targeted medicine designed to degrade mutant and wild-type TTR mRNA through binding to the TTR mRNA, which results in a reduction of serum TTR protein and TTR protein deposits in tissues. Eplontersen is currently being evaluated in patients with hereditary or wild-type transthyretin-mediated amyloid cardiomyopathy, or ATTR-CM. ATTR-CM is a progressive and fatal disease caused by the accumulation of misfolded TTR protein in the cardiac muscle. Patients experience ongoing debilitating heart damage resulting in progressive heart failure, which results in death within two to six years from disease onset. Worldwide, there are an estimated 300,000 – 500,000 patients with ATTR-CM. We and AstraZeneca are co-developing eplontersen globally and co-commercializing eplontersen in the U.S. AstraZeneca has exclusive rest-of-world commercialization rights.

We are conducting the ongoing placebo-controlled CARDIO-TTRansform Phase 3 cardiovascular outcome study of eplontersen in patients with ATTR-CM. We designed the study to evaluate the efficacy, safety and tolerability of eplontersen in patients with ATTR-CM.

As discussed above under “WAINUA” in the section titled, Our Marketed Medicines – Bringing Value to Patients Today, eplontersen is approved in numerous countries, including the U.S. and UK, for the treatment of the ATTRv-PN.

The FDA granted Orphan Drug designation to WAINUA for the treatment of ATTR. The FDA also granted Fast Track designation to eplontersen for ATTR-CM.

Pelacarsen (Apo(a)) (TQJ230) – Pelacarsen is an investigational RNA-targeted medicine we designed to inhibit the production of apolipoprotein(a), or Apo(a), in the liver to offer a direct approach for reducing lipoprotein(a), or Lp(a). Elevated Lp(a) is recognized as an independent, genetic cause of CVD. Lp(a) levels are determined at birth and lifestyle modification, including diet and exercise, do not impact Lp(a) levels. Inhibiting the production of Apo(a) in the liver reduces the level of Lp(a) in blood, potentially slowing down or reversing CVD in people with hyperlipoproteinemia(a), a condition in which individuals have levels of Lp(a) greater than 50 mg/dL, the recognized threshold for risk of CVD. We believe antisense technology is well suited to address hyperlipoproteinemia(a) because it specifically targets the RNA that codes for all forms of the Apo(a) molecule. It is estimated that there are more than eight million people living with CVD and elevated levels of Lp(a). Our partner, Novartis, is responsible for ongoing development and commercialization of pelacarsen worldwide.

Novartis is conducting the placebo-controlled Phase 3 cardiovascular outcome study of pelacarsen, Lp(a)HORIZON, to assess the efficacy, safety and tolerability of pelacarsen in patients with elevated Lp(a) levels and established or at risk for CVD.

In November 2018, at the American Heart Association annual meeting, we reported results of the Phase 2 study of pelacarsen in patients with hyperlipoproteinemia(a). In the Phase 2 study, we observed statistically significant and dose dependent reductions from baseline in Lp(a) levels. Additionally, pelacarsen demonstrated a favorable safety and tolerability profile in the study.

The FDA and Center for Drug Evaluation of China National Medical Products Administration granted pelacarsen Fast Track designation and Breakthrough Therapy, respectively, for the treatment of patients with elevated Lp(a) and established CVD.

Bepirovirsen (HBV) (GSK3228836) – Bepirovirsen is an investigational RNA-targeted medicine we designed to inhibit the production of viral proteins associated with hepatitis B virus, or HBV. These include proteins associated with infection and replication, including the hepatitis B surface antigen, or HBsAg, which is present in both acute and chronic infections and is associated with a poor prognosis in people with chronic HBV infection. HBV infection is a serious health problem that can lead to significant and potentially fatal health conditions, including cirrhosis, liver failure and liver cancer. Chronic HBV infection is one of the most common persistent viral infections in the world, affecting more than 250 million people and resulting in more than 1 million deaths annually. Currently available therapies, although effective in reducing circulating HBV in the blood, do not effectively inhibit HBV antigen production and secretion, which are associated with poor prognosis and increased risk of liver cancer. Our partner, GSK, is responsible for ongoing development and commercialization of bepirovirsen worldwide.

GSK is conducting the placebo-controlled Phase 3 program of bepirovirsen, B-Well, in patients with chronic HBV designed to assess the efficacy, safety and tolerability of bepirovirsen.

In June 2022, GSK presented positive results from the Phase 2b B-Clear study of bepirovirsen in patients with chronic HBV infection. The end of study results showed that treatment with bepirovirsen in some patients resulted in sustained clearance of HBsAg and HBV DNA for 24 weeks after end of bepirovirsen treatment in people with chronic HBV infection. Additionally in June 2023, GSK presented durable response data from the Phase 2 B-Sure long-term follow-up study of bepirovirsen in complete responder patients from the Phase 2b B-Clear study of patients with HBV. And in October 2023, GSK reported positive data from the B-Together Phase 2b study of bepirovirsen in patients with chronic HBV infection following sequential treatment with pegylated interferon. Bepirovirsen demonstrated a favorable safety and tolerability profile in these studies.

The FDA and Japanese Ministry of Health, Labour and Welfare, or MHLW, granted bepirovirsen Fast Track designation and SENKU (formerly known as SAKIGAKE) designation, respectively, for the treatment of patients with chronic HBV infection.

Sefaxersen (IgAN) (RO7434656) – Sefaxersen (formerly IONIS-FB-LRx) is an investigational RNA-targeted medicine we designed to reduce the production of complement factor B, or FB, and to lower activation of the alternative complement pathway. Genetic association studies have shown that overaction of the alternative complement pathway has been associated with the development of several complement-mediated diseases, including immunoglobulin A nephropathy, or IgAN. IgAN is one of the most common causes of inflammation that impairs the filtering ability of kidneys and is an important cause of chronic kidney disease and kidney failure. Also known as Berger’s disease, IgAN is characterized by deposits of IgA in the kidneys, resulting in inflammation and tissue damage. Our partner, Roche, is responsible for ongoing development and commercialization of sefaxersen worldwide.

In April 2023, Roche initiated a placebo-controlled Phase 3 study of sefaxersen, called IMAGINATION, in patients with IgAN designed to assess the efficacy, safety and tolerability of sefaxersen.

We reported positive results from a Phase 2 open-label study of sefaxersen in patients with IgAN, demonstrating robust and sustained reductions in complement FB and other key measures of the alternative complement pathway. Sefaxersen treatment also resulted in sustained reductions in proteinuria with patients maintaining kidney function, as measured by estimated glomerular filtration rate, or eGFR, during six months of treatment. Sefaxersen demonstrated a favorable safety and tolerability profile in the study.

Ulefnersen (FUS) – Ulefnersen is an investigational RNA-targeted medicine we designed to reduce the production of the fused in sarcoma, or FUS, protein to treat people with Amyotrophic lateral sclerosis, or ALS, caused by mutations in the FUS gene. Because antisense-mediated reduction of mutant FUS protein in a FUS-ALS mouse model demonstrated the ability to prevent motor neuron loss, it is hypothesized that reduction of FUS protein will reverse or prevent disease progression in FUS-ALS patients. FUS-ALS is a rare, fatal, neurodegenerative disorder characterized by muscle weakness, loss of movement, and difficulty breathing and swallowing, resulting in a severely declining quality of life and eventually death. Current treatment options are extremely limited, with no medicines that significantly slow disease progression. Our partner, Otsuka, is responsible for global regulatory and commercialization activities, and costs for ulefnersen.

In April 2021, we initiated a Phase 3 study of ulefnersen in patients with FUS-ALS designed to assess the efficacy, safety and tolerability of ulefnersen.

The FDA and EMA granted Orphan Drug designation to ulefnersen.

Our Innovative Mid-Stage Pipeline of Investigational Medicines

We also have a rich mid-stage pipeline with numerous potentially transformational investigational medicines, including both Ionis-owned and partnered therapies. The table below lists our medicines in mid-stage development. For further information on our collaboration agreements, refer to the section titled, Collaborative Arrangements.

Ionis' Mid-Stage Pipeline

Neurology

	Partner
ION464 (SNCA)	Ionis Owned
ION859 (LRRK2)	Ionis Owned
ION269 (APP)	Ionis Owned
ION717 (PRNP)	Ionis Owned
ION356 (PLP1)	Ionis Owned
ION440 (MECP2)	Ionis Owned
IONIS-MAPT$_{Rx}$ (TAU)	Biogen
ION306 (SMN2)	Biogen
Tominersen (HTT)	Roche

Cardiology

	Partner
ION904 (Angiotensinogen)	Partnered

Other Areas of High Patient Need

	Partner
Sapablursen (TMPRSS6)	Ionis Owned
ION839 (PNPLA3)	AstraZeneca

Our Technology

For three decades through our innovations in science and technology, we have enhanced the profiles of RNA-targeted medicines in addition to advancing new approaches in genetic medicine. Our recent technology advancements have enabled us to advance programs with the potential for extended dosing and delivery to new tissues, such as muscle. We have also added capabilities to utilize small interfering RNA, or siRNA, and potentially gene editing in addition to our novel antisense technology, which gives us the potential to deliver medicines to a greater number of people living with serious diseases.

Overview of Ionis’ Technology

All of the medicines currently in our clinical pipeline use our antisense technology — an innovative platform for discovering first-in-class and/or best-in-class medicines. Antisense medicines target RNA, the intermediary that conveys genetic information from a gene to the protein synthesis machinery in the cell. By targeting RNA instead of proteins, we can use antisense technology to increase, decrease or alter the production of specific proteins. Most of our antisense medicines are designed to bind to mRNAs and inhibit the production of disease-causing proteins. Examples of these include WAINUA, TRYNGOLZA and donidalorsen. SPINRAZA is an example of an antisense medicine that modulates RNA splicing to increase protein production of the SMN protein, which is critical to the health and survival of nerve cells in the spinal cord that are responsible for neuro-muscular function. The SMN protein is deficient in people with SMA. Our antisense technology is also broadly applicable additional antisense mechanisms including decreasing toxic RNAs.

We also now use siRNA technology, in addition to antisense technology to develop new medicines. Like antisense, siRNA medicines target RNA, and can decrease the production of specific proteins involved in disease. For each program we work on, we choose the approach that demonstrates the best potential product profile for the indication we are pursuing.

Our advanced LIgand-Conjugated Antisense, or LICA, technology is a chemical technology we developed that involves attaching a molecule called a ligand that binds with receptors on the surface of cells in a highly specific manner. Because these receptors are often found only on certain cell types, LICA allows us to increase effective delivery of our antisense medicines with higher specificity to certain cell types that express these receptors relative to non-conjugated antisense medicines. We currently have an integrated assessment of data from multiple LICA medicines and clinical programs that demonstrates that our LICA technology for liver targets can increase potency by 20-30-fold over our non-LICA antisense medicines. Our LICA medicines have also demonstrated consistently favorable safety and tolerability in clinical trials, including in our Phase 3 studies of WAINUA (for ATTRv-PN), TRYNGOLZA (for FCS patients) and donidalorsen (for HAE).

Emerging Technology Advancements

Our recent technology advancements have enabled us to create even more potent medicines amenable to new potential targets and tissue types. We have also diversified the approaches we can use in designing our medicines to reach more patients with severe diseases. Today our medicines and those entering our pipeline utilize our key technology advances, including Bicycle technology, siRNA technology and MsPA backbone chemistry. And through our Metagenomi collaboration, we added the potential to use gene editing, which modifies DNA.

Mesyl phosphoramidate Backbone Chemistry

We designed our MsPA backbone chemistry to improve both therapeutic index and durability. It does this by increasing metabolic stability relative to the other backbone chemistries we utilize. We have also shown it can improve potency in certain circumstances and reduce non-specific interactions with proteins that can cause undesirable effects, such as proinflammatory effects. We currently have multiple new programs using our MsPA backbone in preclinical development.

Bicycle Collaboration

In 2021, we entered into a collaboration with Bicycle Therapeutics that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. Bicycles are small, bicyclic peptides that have high affinity and selectivity for protein targets. Our collaboration with Bicycle allows us to utilize Bicycles that bind transferrin receptor 1 to facilitate the tissue specific delivery of oligonucleotide drugs (both antisense and siRNAs). We advanced our first program that utilizes Bicycle technology into preclinical development in 2023.

Gene Editing and Metagenomi Collaboration

In 2022, we entered into a collaboration with Metagenomi that leverages our extensive expertise in RNA-targeted therapeutics and Metagenomi’s next-generation gene editing systems to pursue a mix of validated and novel genetic targets with the goal of discovering and developing new drugs. These targets have the potential to expand therapeutic options for patients.

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

Collaborative Arrangements

We have established alliances with a number of leading global pharmaceutical companies. Our partners include the following companies, among others: AstraZeneca, Biogen, GSK, Novartis, Otsuka and Roche. Through our partnerships, we have earned both commercial revenue and a broad and sustaining base of R&D revenue in the form of license fees, upfront payments and milestone payments. We are also eligible to receive royalties and additional milestones under our partnerships. Below, we include the significant terms of our collaboration agreements. For additional details, including other financial information, refer to Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

AstraZeneca

WAINUA (Eplontersen) Collaboration

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. The FDA and Health Canada approved eplontersen with the brand name, WAINUA, for ATTRv-PN, while the Medicines and Healthcare products Regulatory Agency, or MHRA, approved WAINUA for ATTRv-PN in the UK as WAINZUA. Under the agreement, we are jointly developing WAINUA with AstraZeneca worldwide for ATTRv-PN and ATTR cardiomyopathy, or ATTR-CM. We are jointly commercializing WAINUA with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S.

The collaboration includes territory-specific development, commercial and medical affairs cost-sharing provisions. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. AstraZeneca is responsible for the vast majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S.

Over the term of the collaboration, we are eligible to receive an upfront payment, development and approval milestone payments and sales milestone payments. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. As a result, we began earning royalties from WAINUA sales, which we recognize as commercial revenue in our consolidated statements of operations.

From inception through December 31, 2024, we have generated more than $520 million in payments under this collaboration, including milestone payments for the approval of WAINUA in the U.S. and UK, revenue we earned from cost sharing provisions and royalties.

Cardiovascular, Renal and Metabolic Collaboration

We also have a collaboration with AstraZeneca focused on discovering and developing treatments for cardiovascular, renal and metabolic diseases, which we formed in 2015. Under our collaboration, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us.

Over the term of the collaboration, we are eligible to receive an upfront payment, license fees, development milestone payments, regulatory milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to 10 percent on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 31, 2024, we have generated more than $370 million in payments under this collaboration.

Biogen

Marketed Medicines

SPINRAZA

In 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA. We are receiving tiered royalties ranging from 11 percent to 15 percent on sales of SPINRAZA. Under our agreement, Biogen is responsible for global development, regulatory and commercialization activities and costs for SPINRAZA. From inception through December 31, 2024, we recognized more than $2.3 billion in total revenue under this collaboration, including approximately $1.9 billion in revenue from SPINRAZA royalties and more than $425 million in R&D revenue.

We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA.

QALSODY

In 2018, Biogen exercised its option to license QALSODY from us. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of QALSODY. Under our agreement, Biogen is responsible for global development, regulatory and commercialization activities and costs for QALSODY. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. From inception through December 31, 2024, we recognized more than $110 million in total revenue under this collaboration, including approximately $4 million in revenue from QALSODY royalties and $108 million in R&D revenue.

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

Over the term of this collaboration, we are eligible to receive development, regulatory and sales milestone payments. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2024, we have generated $85 million in payments under this collaboration.

Neurology Collaborations

We have multiple collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders, including our 2018 and 2012 neurology collaborations. Under these collaborations, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for certain neurological diseases and the option to license certain medicines resulting from these collaborations. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine.

For each medicine under these collaborations, we are eligible to receive a license fee, development milestone payments and regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any products that Biogen successfully commercializes under these collaborations. We are currently advancing multiple programs under this collaboration. From inception through December 31, 2024, we have generated more than $1.3 billion in payments under these collaborations.

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

Over the term of the collaboration, we are eligible to receive an upfront payment, a license fee, development milestone payments, regulatory milestone payments and sales milestone payments if GSK successfully develops and commercializes bepirovirsen. In addition, we are eligible to receive tiered royalties up to the low-teens on net sales of bepirovirsen. From inception through December 31, 2024, we have generated more than $105 million in payments under the HBV program collaboration.

Novartis

Pelacarsen Collaboration

In 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen for patients with elevated Lp(a) and CVD. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in 2019.

Over the term of the collaboration, we are eligible to receive an upfront payment, a license fee, a development milestone payment, regulatory milestone payments and sales milestone payments. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. From inception through December 31, 2024, we have generated more than $275 million in payments under this collaboration.

New Medicine for the Treatment of Lp(a)-Driven Cardiovascular Disease

In 2023, we entered into a collaboration and license agreement with Novartis for the discovery, development and commercialization of a novel medicine for patients with Lp(a)-driven cardiovascular disease, or CVD. Novartis is solely responsible for the development, manufacturing and potential commercialization of the next generation Lp(a) medicine.

Over the term of the collaboration, we are eligible to receive an upfront payment, development milestone payments, regulatory milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties ranging from 10 percent to 20 percent on net sales. From inception through December 31, 2024, we have generated more than $65 million in payments under this collaboration.

Roche

Sefaxersen for Complement-Mediated Diseases

In 2018, we entered into an agreement with Roche to develop sefaxersen for the treatment of complement-mediated diseases, including IgAN, and geographic atrophy, or GA. In April 2023, Roche initiated a Phase 3 study of sefaxersen in patients with IgAN.

After positive data from a Phase 2 clinical study in patients with IgAN, Roche licensed sefaxersen in 2022. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for sefaxersen.

In July 2024, Roche discontinued development of sefaxersen for the treatment of GA, the advanced stage of dry age-related macular degeneration, following the completion of the Phase 2 study, which showed a favorable safety profile and target engagement, but insufficient efficacy to advance into Phase 3 development.

Over the term of the collaboration, we are eligible to receive a license fee, development milestone payments, regulatory milestone payments and sales milestone payments. We are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2024, we have generated more than $140 million in payments under this collaboration.

Huntington’s Disease

In 2013, we entered into an agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche, to develop treatments for Huntington’s disease, or HD, based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational antisense medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. As a result, Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive a license fee, development milestone payments, regulatory milestone payments and sales milestone payments as tominersen advances. In addition, we are eligible to receive milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this collaboration. From inception through December 31, 2024, we have generated more than $150 million  in payments under this collaboration.

RNA-Targeting Medicines for Alzheimer’s Disease and Huntington’s Disease

In September 2023, we entered into an agreement with Roche to develop two undisclosed early-stage programs for RNA-targeting investigational medicines for the treatment of Alzheimer’s disease, or AD, and HD. Under the agreement, we are responsible for advancing the two programs through preclinical studies and Roche is responsible for clinical development, manufacturing and commercialization of the medicines.

Over the term of the collaboration, we are eligible to receive an upfront payment, development milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales. From inception through December 31, 2024, we have generated more than $60 million in payments under this collaboration.

Commercialization Partnerships

Otsuka

In December 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize donidalorsen in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for donidalorsen in the Asia-Pacific region. We are responsible for the ongoing development of donidalorsen.

In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen worldwide. We are responsible for the ongoing development of ulefnersen.

Over the term of the collaborations, we are eligible to receive upfront payments, regulatory milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. From inception through December 31, 2024, we have generated more than $110 million in payments under these collaborations.

PTC Therapeutics

In August 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In December 2021 and September 2023, we started receiving royalties from PTC for TEGSEDI and WAYLIVRA sales, respectively. From inception through December 31, 2024, we have generated more than $55 million in payments under this collaboration.

Swedish Orphan Biovitrum AB (Sobi)

We began commercializing TEGSEDI and WAYLIVRA in Europe in January 2021 and TEGSEDI in North America in April 2021 through distribution agreements with Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. In exchange, we earn a distribution fee on net sales from Sobi for each medicine. In October 2023, our agreement for TEGSEDI in North America was terminated and we discontinued TEGSEDI in North America in 2024. From inception through December 31, 2024, we have generated more than $60 million in payments under this collaboration.

Theratechnologies

In December 2024, we entered into an agreement with Theratechnologies, Inc. to commercialize donidalorsen and olezarsen in Canada. We are responsible for the ongoing development of donidalorsen and olezarsen.

Technology Enhancement Collaborations

Bicycle Therapeutics

In 2020, we entered into a collaboration agreement with Bicycle Therapeutics, or Bicycle, and obtained an option to license its peptide technology that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. In 2021, we exercised our option to license Bicycle’s technology. Our payment to Bicycle for licensing its technology included an equity investment in Bicycle. In addition, we will pay Bicycle milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

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

Vect-Horus

In December 2023, we entered into a license agreement with Vect-Horus to provide us with a worldwide, exclusive license for a specified number of targets using Vect-Horus’ platform technology “VECTrans” for systemic delivery of RNA-targeted therapeutics that may cross the blood-brain barrier and address targets in the central nervous system. We will pay Vect-Horus milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, we co-exclusively (with ourselves) licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics, with Alnylam having the exclusive right to grant platform sublicenses for double-stranded RNAi. In exchange for such rights, we are eligible to earn a technology access fee, participate in fees from Alnylam’s partnering programs and earn future milestone and royalty payments from Alnylam. We retained exclusive rights to our patents for single-stranded antisense therapeutics and for a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi therapeutics targeting a limited number of therapeutic targets on a nonexclusive basis. Additionally, in 2015, we and Alnylam entered into an alliance in which we cross-licensed intellectual property. Under this alliance, we and Alnylam each obtained exclusive license rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

Manufacturing

We manufacture most of the active pharmaceutical ingredients, or APIs, we use for our research and development, or R&D, activities ourselves. We have also manufactured API and commercial supply for our approved medicines. We have dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since we can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide medicines, we found that the same techniques we used to efficiently manufacture one oligonucleotide medicine could help improve the manufacturing processes for our other medicines. By developing several proprietary chemical processes to scale up our manufacturing capabilities, we have greatly reduced the cost of producing oligonucleotide medicines. For example, we have significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing our capacity to make our medicines. Through both our internal research and development programs and collaborations with outside vendors, we may achieve even greater efficiency and further cost reductions.

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

As part of our collaborations, we may agree to manufacture clinical trial material and/or commercial drug supply for our partners. For example, in the past we have manufactured clinical trial material for AstraZeneca, Biogen, GSK, Roche, and Novartis and commercial drug supply for Biogen.

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

Specifically, we have the following in place for our commercial medicines and our late-stage medicines.

TRYNGOLZA/Olezarsen

For TRYNGOLZA’s commercial drug supply, we are using CMOs to produce API and finished goods.  For the ongoing olezarsen clinical studies, we and/or our CMOs have supplied the API and the finished drug product. We intend to leverage our relationships with CMOs to meet and maintain long-term commercial supply at competitive prices in the future. We plan to accomplish this through a combination of maintaining adequate levels of safety stock and increasing the batch sizes to support future indications.

WAINUA/Eplontersen

AstraZeneca is responsible for WAINUA’s commercial drug supply. Our CMOs supplied the API and the finished drug product for WAINUA’s Phase 3 program. Pursuant to our collaboration with AstraZeneca, we will supply WAINUA using CMOs for the ongoing clinical trials.

SPINRAZA

Biogen is responsible for SPINRAZA drug supply.

QALSODY

Biogen is responsible for QALSODY drug supply.

TEGSEDI and WAYLIVRA

For TEGSEDI’s commercial drug supply, we are using CMOs to produce API and finished goods for ourselves, Sobi and PTC. For WAYLIVRA’s commercial drug supply, we are using API that we have manufactured and CMOs to produce the finished goods.

Donidalorsen, Zilganersen, Ulefnersen

We and/or our CMOs have supplied the API and the finished drug product for donidalorsen, zilganersen and ulefnersen that we believe will be sufficient through the completion of the Phase 3 programs for each medicine, including process performance qualification batches.

ION582

We supplied API and drug product for the ION582 Phase 1 and Phase 2 programs and will continue to supply drug for further clinical programs.

Pelacarsen

We supplied API and finished drug product for pelacarsen’s Phase 3 program. Pursuant to our collaboration with Novartis, Novartis is responsible for any further pelacarsen drug supply.

Bepirovirsen

We supplied API for bepirovirsen’s Phase 1 and Phase 2 programs. Pursuant to our collaboration with GSK, GSK is responsible for any further bepirovirsen drug supply.

Sefaxersen (IONIS-FB-LRx)

We supplied API for the sefaxersen Phase 1 and Phase 2 IgAN programs. Pursuant to our collaboration with Roche, Roche is responsible for any further drug supply for sefaxersen.

Commercial Operations

We have established sales and marketing capabilities to support our commercial launch of WAINUA and TRYNGOLZA in the U.S. and anticipated near-term commercial launch of donidalorsen. We began with our co-commercialization partnership with AstraZeneca for WAINUA in which we combine our experience in RNA-targeted therapeutics and deep knowledge of the TTR amyloidosis market with AstraZeneca’s global scale in drug development and commercialization to enable market penetration for the benefit of patients.

With our first independent commercial launch of TRYNGOLZA underway, we have entered a new chapter as a fully integrated commercial-stage biotechnology company. We have been refining our portfolio strategy and recruiting experienced professionals with relevant backgrounds in sales, marketing, patient education, market access, portfolio planning and market insight, new product commercial strategy and commercial operations in the pharmaceutical industry. We are focused on developing a unique and innovative approach to bring our medicines to patients living with serious diseases. We have built core capabilities and a commercial platform with the ability to scale as needed to meet our current and future commercialization needs. In addition, we established our TRYNGOLZA field sales team during 2024 and plan to build additional field teams as we approach each of our launches.

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

Marketed Products

TRYNGOLZA/Olezarsen and ApoC-III

We believe TRYNGOLZA (olezarsen) is protected from generic competition in the U.S. and Europe until at least 2034. Additional patent applications to protect olezarsen in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting olezarsen in the U.S. and Europe.

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,163,239	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of olezarsen
United States	9,593,333	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	Methods of treating lipoprotein lipase deficiency with an apo-CIII specific inhibitor wherein triglyceride levels are reduced
United States	9,157,082	MODULATION OF APOLIPOPROTEIN CIII (APOCIII) EXPRESSION	2032	Methods of using apo-CIII antisense compounds for reducing pancreatitis and chylomicronemia and increasing HDL
Europe	2991656	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of olezarsen
Europe	2956176	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	Methods of treating lipoprotein lipase deficiency with an apo-CIII specific inhibitor wherein triglyceride levels are reduced
Europe	3357497	MODULATION OF APOLIPOPROTEIN CIII (APOCIII) EXPRESSION	2032	Methods of using apo-CIII antisense compounds for reducing pancreatitis and chylomicronemia and increasing HDL
Europe	4119569	CONJUGATED ANTISENSE COMPOUNDS FOR USE IN THERAPY	2036	Methods of administering olezarsen at identified doses

Trademark

The name “TRYNGOLZA” is protected by trademarks throughout the world.

WAINUA/WAINZUA/Eplontersen and Transthyretin

Patents

We believe WAINUA/WAINZUA (eplontersen) is protected from generic competition in the U.S. and Europe until at least 2034. Additional patent applications to protect WAINUA/WAINZUA in other foreign jurisdictions are being pursued. The table below lists some key issued patents protecting WAINUA/WAINZUA in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	10,683,499	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of eplontersen
Europe	3524680	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of eplontersen

Trademarks

The names “WAINUA” and “WAINZUA” are protected by trademarks owned by our commercial partner Astra Zeneca.

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

Trademarks

The name “QALSODY” is protected throughout the world by trademarks owned by our commercial partner Biogen

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

WAYLIVRA and ApoC-III

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

Late-Stage Ionis-Owned Programs

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

ION582 and UBE3A

We believe ION582 is protected from generic competition in the U.S. until at least 2040. A patent application designed to protect ION582 from generic competition is being pursued in Europe; a patent issuing from that application would have term until at least 2040. The table below lists a key issued patent protecting ION582 in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	11,261,446	COMPOUNDS AND METHODS FOR MODULATING UBE3A-ATS	2040	Composition of ION582
United States	9,617,539	MODULATION OF UBE3A-ATS EXPRESSION	2033	Methods of treating Angelman syndrome with an antisense compound targeting a region of UBE3A-ATS
Europe	3770258	MODULATION OF UBE3A-ATS EXPRESSION	2033	Oligonucleotides complementary to a region of UBE3A-ATS for use in treating Angelman syndrome

Late-Stage Partnered Programs

Bepirovirsen and Hepatitis B Virus

We believe bepirovirsen is protected from generic competition in the U.S. and Europe until at least 2032. Additional patent protection designed to protect bepirovirsen in other foreign jurisdictions is being pursued. With GSK’s license of bepirovirsen, we assigned our interest in these patents to GSK. The table below lists some key issued patents protecting bepirovirsen in the U.S. and Europe:

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

Sefaxersen and Factor B

We believe sefaxersen is protected from generic competition in the U.S. and Europe until at least 2035. Additional patent protection designed to protect sefaxersen in other foreign jurisdictions is being pursued. The table below lists some key issued patents protecting sefaxersen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
Europe	3043827	MODULATORS OF COMPLEMENT FACTOR B	2034	Compound comprising the antisense oligonucleotide portion of sefaxersen
United States	10,280,423	COMPOSITIONS AND METHODS FOR MODULATING COMPLEMENT FACTOR B EXPRESSION	2035	Composition of sefaxersen
Europe	3137596	COMPOSITIONS AND METHODS FOR MODULATING COMPLEMENT FACTOR B EXPRESSION	2035	Composition of sefaxersen

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

Pricing and Reimbursement

For any approved medicine, domestic and foreign sales of the medicine depend, in part, on the availability and amount of coverage and adequate reimbursement by third-party payers, including governments and private health plans. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product, or procedures that utilize such product. Private health plans may seek to manage cost and use of our medicines by implementing coverage and reimbursement limitations. For example, third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all FDA-approved products for a particular indication. Moreover, a payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, coverage and reimbursement for drugs can differ significantly from payer to payer. One third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine or will provide coverage at an adequate reimbursement rate.

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

The marketability of any medicine for which we receive regulatory approval for commercial sale may suffer if the government or third-party payers fail to provide adequate coverage and reimbursement. In addition, the focus on cost containment measures in the U.S. and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if we attain favorable coverage and reimbursement status for one or more medicines for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in efforts to bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for medicines. For example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which includes key actions aimed at reducing the costs of prescription drugs and allows HHS to negotiate the price of certain single-source drugs covered under Medicare and establish a price cap on such drugs, known as the Maximum Fair Price. There are important exemptions to the Maximum Fair Price, including for medications that are orphan drug designated and approved for only one rare disease, and drugs with low Medicare spend as defined by the Centers for Medicare & Medicaid Services.  The IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate, through a negotiation program, the price of certain single-source drugs and biologics that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Under this program, HHS has already announced the agreed-upon prices of the first drugs that were subject to price negotiations and will announce the agreed-upon prices of additional drugs in the coming years. In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs using march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology, or NIST, published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new NIST framework, if such framework is finalized. Further, additional health reform measures may be implemented in the future, particularly in light of the recent U.S. presidential and congressional elections.

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

●
Foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR, in the EU and UK; and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect; and

●
The Physician Payments Sunshine Act, which requires manufacturers of medicines, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

Sales and Marketing

Numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare and Medicaid Services, other divisions of the HHS, the U.S. Department of Justice, and similar foreign, state and local government authorities, regulate sales, promotion and other activities following drug approval. As described above, the FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested and that the FDA approved. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. If we do not comply with applicable FDA requirements, we may face adverse publicity, enforcement action by the FDA, including corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.

In the U.S., sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Despite our best efforts to comply with applicable law and regulations, due to the breadth of the statutory provisions, limited statutory exceptions and regulatory safe harbors, and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, healthcare reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our drugs may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, corporate integrity agreements, and could include criminal penalties. If the government alleged, or subsequently settled or convicted us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals can bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. As described above, other healthcare laws that may affect our operations include HIPAA, analogous state laws governing the privacy and security of health information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, and the Physician Payments Sunshine Act. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

Similar rigid (and in some areas, heightened) restrictions are imposed on the promotion and marketing of drugs in the E.U. and other countries. Even in those countries where we may not be directly responsible for the promotion and marketing of our medicines, if our potential international distribution partners engage in inappropriate activity, it can have adverse implications for us.

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

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The FCPA also requires publicly traded companies to maintain accurate books and records and establish and maintain a system of internal accounting controls. If we violate the FCPA, it could result in large civil and criminal penalties as well as have an adverse effect on our reputation, operations, and financial condition. We could also face collateral consequences such as debarment and the loss of export privileges. In addition, in many other countries, the healthcare providers who conduct clinical trials or prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. There is no certainty that all employees and third-party business partners (including our contract research organizations, contract manufacturing organizations, distributors, wholesalers, agents, contractors and other partners) will comply with the FCPA or local anti-bribery laws. Importantly, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions.

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

Below we have included what we believe to be medicines that compete or may compete directly with our marketed medicines and late-stage medicines. We included competitors and potential competitors that are past Phase 1 development.

Marketed Medicines

TRYNGOLZA/Olezarsen and WAYLIVRA

We believe that the following medicines could compete with TRYNGOLZA/olezarsen and WAYLIVRA in FCS and sHTG:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
ARO-APOC3 (Plozasiran)	Arrowhead	Targets APOCIII by utilizing Targeted RNAi Molecule Platform	Submitted in US for FCS, Phase 3 sHTG	Subcutaneous Injection
Pegozafermin	89bio	FGF21 analog	Phase 3 sHTG	Subcutaneous Injection
NST-1024	NorthSea Therapeutics	CETP Inhibitor	Phase 2a	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

WAINUA/Eplontersen and TEGSEDI

We consider the following medicines as competitors and potential future competitors to WAINUA/eplontersen and TEGSEDI for ATTRv-PN and/or ATTR-CM:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Onpattro (Patisiran)	Alnylam	An RNAi medicine formulated with lipid nanoparticles to inhibit TTR mRNA	Approved in US, EU, Japan and select other markets for ATTRv-PN	Intravenous Infusion
Vyndaqel/Vyndamax (Tafamidis and tafamidis meglumine)	Pfizer	A small molecule medicine to stabilize TTR protein	Approved in EU, Japan and select other markets for ATTRv-PN (not approved in the US); ATTR-CM approved in the US, EU and other geographies	Oral
Amvuttra (Vutrisiran)	Alnylam	An RNAi medicine conjugated with GalNAc to inhibit TTR mRNA	Approved for ATTRv-PN in the US, EU and Japan; Submitted in US, EU for ATTR-CM	Subcutaneous Injection
Attruby (Acoramidis)	BridgeBio	Small molecule that binds and stabilizes TTR in the blood	Approved in US; Submitted in EU and Japan	Oral
NTLA-2001 (Nexiguran Ziclumeran (nex-z))	Intellia/ Regeneron	CRISPR therapeutic candidate designed to reduce circulating TTR protein levels	Phase 3 ATTR-CM, Phase 3 ATTRv-PN	Intravenous Infusion
ALXN2220	AstraZeneca	A monoclonal IgG1 which acts by depleting TTR protein	Phase 3 ATTR-CM	Intravenous Infusion
NNC6019-0001	Novo Nordisk	A monoclonal antibody to deplete amyloid	Phase 2 ATTR-CM	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

SPINRAZA

We consider the following medicines as competitors to SPINRAZA for the indication of SMA:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Zolgensma (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Approved for pediatric SMA patients less than 2 years of age	Intravenous Infusion
Evrysdi (Risdiplam)	Roche	A small molecule medicine that modulates splicing of the SMN2 gene	Approved for SMA in pediatric and adult patients	Oral
OAV101 (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Phase 3	Intrathecal Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

QALSODY

We believe that the following medicine could compete with QALSODY in SOD1-ALS:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
NI-005 / AP-101	Neurimmune (AL-S Pharma) / Lilly	A human derived antibody targeting misfolded SOD1	Phase 2	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Late-Stage Ionis-Owned Programs

Donidalorsen

We believe that the following medicines could compete with donidalorsen as a prophylactic treatment for patients with HAE:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Takhzyro (lanadelumab-flyo)	Takeda	A monoclonal antibody that inhibits plasma kallikrein activity	Approved for HAE patients two years and older	Subcutaneous Injection
Cinryze (C1 esterase inhibitor)	Takeda	A human plasma protein that mediates inflammation and coagulation	Approved for HAE patients six years and older	Intravenous Infusion
Orladeyo (berotralstat)	BioCryst	Oral plasma kallikrein inhibitor	Approved for HAE patients 12 years and older	Oral
Haegarda (C1 esterase inhibitor)	CSL Behring	C1 esterase inhibitor	Approved for HAE patients 6 years and older	Subcutaneous Injection
Garadacimab	CSL Behring	An anti-factor XIIa monoclonal antibody	Approved for HAE patients 12 years and older in Australia and the UK EC Decision Pending in EU; Received CRL in the US	Subcutaneous Injection
Deucrictibant	Pharvaris	An oral B2-receptor antagonist	Phase 3	Oral
NTLA-2002	Intellia	CRISPR therapeutic candidate designed to inactivate the kallikrein B1 gene	Phase 3	Intravenous Infusion
STAR-0215 (Navenibart)	Astria	A monoclonal antibody inhibitor of plasma kallikrein	Phase 2	Subcutaneous Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Zilganersen

We believe there are no medicines in clinical development for AxD.

ION582

We believe that the following medicines could compete with ION582 in Angelman syndrome:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
GTX-102	Ultragenyx Pharma	An ASO designed to inhibit expression of UBE3A-ATS	Phase 3	Intrathecal
Alogabat	Roche	A small molecule that is GABA A alpha 5 receptor modulator	Phase 2	Oral
NNZ-2591	Neuren Pharmaceuticals	A small molecule, cGP analog, that targets IGF-1	Phase 2	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Late-Stage Partnered Programs

Bepirovirsen

We believe that the following medicines could compete with bepirovirsen in HBV

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Elebsiran (VIR-2218)	Vir Biotech / Alnylam	RNAi therapeutic to reduce HBV viral antigens	Phase 2	Subcutaneous Injection
Imdusiran (AB-729)	Arbutus Biopharma	RNAi therapeutic to reduce HBV viral antigens	Phase 2	Subcutaneous Injection
Tobevibart (VIR-3434)	Vir Biotech	Monoclonal antibody neutralizing hepatitis B virus	Phase 2	Subcutaneous Injection
Selgantolimod	Gilead Sciences	Toll-like receptor 8 agonist	Phase 2	Oral
Bersacapavir	Johnson & Johnson	Capsid assembly modulator	Phase 2	Oral
REP 2139-Mg	Replicor Inc.	Nucleic acid polymer that blocks the assembly of subviral particles (SVPs) in hepatocytes	Phase 2	Intravenous Infusion / Subcutaneous Injection
VTP-300	Barinthus Bio	Antigen-specific immunotherapy	Phase 2	Intramuscular Injection
BRII-179	Brii Biosciences	Recombinant protein-based immunotherapy	Phase 2	Intramuscular Injection

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Pelacarsen

We believe that the following medicines could compete with pelacarsen in CVD in patients with elevated LP(a):

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Olpasiran	Amgen/ Arrowhead	RNAi therapeutic designed to lower Lp(a)	Phase 3	Subcutaneous Injection
Lepodisiran	Lilly	RNAi therapeutic designed to lower Lp(a)	Phase 3	Subcutaneous Injection
Zerlasiran	Silence	RNAi therapeutic designed to lower Lp(a)	Phase 2	Subcutaneous Injection
Muvalaplin	Lilly	Small molecule therapy to lower Lp(a)	Phase 2	Oral

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Sefaxersen

We believe that the following medicines could compete with sefaxersen in IgAN:

Medicine	Company	Medicine Description (1)	Phase (1)	Route of Administration (1)
Tarpeyo (budesonide)	Asahi Kasei (Calliditas)	A corticosteroid indicated to reduce proteinuria in adults with primary IgAN	Approved for IgAN	Oral
Filspari (Sparsentan)	Travere	An endothelin & angiotensin II receptor antagonist to reduce proteinuria in adults with primary IgAN	Approved for IgAN	Oral
Fabhalta (Iptacopan)	Novartis (Chinook)	A factor B inhibitor of the alternative complement pathway	Approved for IgAN	Oral
Atrasentan	Novartis (Chinook)	An endothelin A receptor antagonist	Phase 3 (IgAN); Submitted in US for accelerated approval	Oral
Zigakibart	Novartis (Chinook)	An anti-APRIL monoclonal antibody	Phase 3 (IgAN)	Subcutaneous Injection
Sibeprenlimab	Otsuka (Visterra)	A humanized IgG2 monoclonal antibody that inhibits APRIL	Phase 3 (IgAN)	Intravenous Infusion
Atacicept	Vera	A recombinant fusion protein a dual inhibitor of BLyS and APRIL	Phase 3 (IgAN)	Subcutaneous Injection
Ravulizumab	Alexion (AstraZeneca)	A humanized monoclonal antibody to complement factor 5	Phase 3 (IgAN)	Subcutaneous Injection
Povetacicept	Alpine Immune Sciences	A dual BAFF and APRIL inhibitor	Phase 3 (IgAN)	Intravenous Infusion / Subcutaneous Injection
Telitacicept	RemeGen	A dual BAFF and APRIL inhibitor	Phase 3 (IgAN)	Subcutaneous Injection
Vemircopan	Alexion (AstraZeneca)	A complement factor D inhibitor	Phase 2 (IgAN)	Oral
Felzartamab	Hi-Bio	A monoclonal antibody directed against CD38	Phase 2 (IgAN)	Intravenous Infusion

(1)	Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Ulefnersen

We believe there are no medicines in clinical development for FUS-ALS.

Corporate Responsibility Initiatives

We believe operating responsibly and sustainably creates long-term value for our company and our stakeholders. We recognize the importance of Corporate Responsibility, or CR, and Environmental, Social and Governance, or ESG, initiatives as it relates to our business strategy and risk assessment. We continue to evolve our CR program and established three strategic CR pillars and associated goals in 2023 to guide our approach and provide a framework for reporting on our performance.

We began reporting on CR metrics in 2021 and have continued to expand disclosure since then. In 2024, we reported progress on our CR goals aligned to the three strategic CR pillars that we believe are most important to our business:

Ionis Corporate Responsibility Strategic Pillars

Innovate to improve the lives of people with serious diseases	Empowering our employees and communities	Operating responsibly and sustainably
We innovate across the business and work tirelessly to discover, develop and deliver important new medicines for people with serious diseases.	We are committed to fostering an inclusive culture that drives excellence, embraces diversity, and supports our communities.	We operate with integrity to help create a better, more sustainable future for all through environmental stewardship and responsible business practices and stakeholder interactions.
• Innovation and R&D • Access and Affordability • Patient Advocacy and Engagement	• Workplace Culture, Talent Attraction and Development • Inclusion and Belonging • Social Impact and Community Engagement	• Environmental Sustainability • Governance and Integrity • Data Privacy and Cybersecurity

Our CR initiatives are driven by our Chief Executive Officer and executive-level CR Steering Committee, or CR Committee. The CR Committee consists of senior leaders in key functions across the company, including legal, finance, investor relations, human resources, research and development, manufacturing, commercial, compliance and corporate affairs.

The CR Committee is part of our governance framework, which defines responsibilities and ensures we have the right systems and controls to oversee ethical and sustainable operations across our business. Our Board of Directors, specifically the Nominating, Governance and Review Committee, has oversight of our overall CR strategy and material CR risks and opportunities as outlined in the Committee’s charter. The Board receives updates related to corporate governance and corporate responsibility from the CR Committee at least once annually. We look to our stakeholders and third-party frameworks such as the Sustainability Accounting Standards Board Health Care – Biotechnology and Pharmaceuticals Standard and the Task Force on Climate-Related Financial Disclosures to inform our approach and our disclosures.

We will share progress on our CR goals and more details on our initiatives in our 2024 CR Report, which we expect to publish in April 2025 and available on our website. Nothing in the report or on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Employees and Human Capital

As of February 13, 2025, we employed 1,069 people, the vast majority of whom reside in the U.S. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Our average employee turnover rate in 2023 was 6 percent, while the turnover for life sciences and medical device companies over this period was 21 percent according to a survey published by Radford – an Aon Hewitt Company. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is as critical to our future success as it has been to the success we have enjoyed to date.

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

On an annual basis, we monitor our pay equity status and market competitiveness, and perform a pay equity analysis that reviews pay equity by gender, ethnicity, race and age. Our 2024 pay equity analysis confirmed we do not have a statistically significant difference in pay for the same or similar work, regardless of gender, ethnicity, race or age.

A Culture of Inclusion

At Ionis, prejudicial barriers to human potential and productivity are foreign to our values. We recognize that for the full potential of our workforce to be realized, we must cultivate an inclusive culture where all employees feel empowered to contribute fully in an environment that values different perspectives, leading to better ideas and increased innovation. We have several employee-led resource groups dedicated to supporting engagement and empowerment and a diverse management team and board of directors. From our Executive Leadership Team to our newest hire, we strive for an environment where our employees feel a strong sense of belonging in our organization.

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

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 13, 2025:

Name	Age	Position
Brett P. Monia, Ph.D.	63	Chief Executive Officer
Joseph T. Baroldi, M.A., M.B.A., M.S.	47	Executive Vice President, Chief Business Officer
Brian Birchler	59	Executive Vice President, Corporate and Development Operations
C. Frank Bennett, Ph.D.	68	Executive Vice President, Chief Scientific Officer
Shannon L. Devers	54	Executive Vice President, Chief Human Resources Officer
Richard S. Geary, Ph.D.	67	Executive Vice President, Chief Development Officer
Elizabeth L. Hougen	63	Executive Vice President, Finance and Chief Financial Officer
Kyle Jenne	49	Executive Vice President, Chief Global Product Strategy Officer
Patrick R. O’Neil, Esq.	51	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary
Eugene Schneider, M.D.	52	Executive Vice President, Chief Clinical Development and Operations Officer
Eric E. Swayze, Ph.D.	59	Executive Vice President, Research

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

JOSEPH T. BAROLDI, M.A., M.B.A., M.S.

Executive Vice President, Chief Business Officer

Mr. Baroldi has served as Ionis’ Executive Vice President, Chief Business Officer since January 2022. Prior to rejoining Ionis in 2022, Mr. Baroldi was the chief operating officer at Avidity Biosciences, a biotechnology company focused on oligonucleotide-based therapies. Prior to Avidity, Mr. Baroldi was Vice President, Business Development at Ionis, where he held several roles of increasing responsibility from 2009 to 2020. Mr. Baroldi has also held positions in strategic planning and scientific research for Gen-Probe Inc.

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

C. FRANK BENNETT, Ph.D.

Executive Vice President, Chief Scientific Officer

Dr. Bennett has served as Ionis’ Executive Vice President, Chief Scientific Officer since April 2020. In January 2020, Dr. Bennett was promoted to Chief Scientific Officer. From January 2006 to December 2019, Dr. Bennett served as Senior Vice President, Antisense Research. From June 1995 to January 2006, Dr. Bennett served as our Vice President, Research. From March 1993 to June 1995, he was Director, Molecular Pharmacology, and from May 1992 to March 1993, he was an Associate Director in our Molecular and Cellular Biology department. Prior to joining Ionis in 1989, Dr. Bennett was employed by SmithKline and French Laboratories in various research positions. He is a member of the Board of Directors of the Hereditary Disease Foundation.

SHANNON L. DEVERS

Executive Vice President, Chief Human Resources Officer

Ms. Devers was promoted to Chief Human Resources Officer in September 2024. From April 2020 to September 2024, Ms. Devers served as our Senior Vice President, Human Resources. From August 2013 to March 2020, Ms. Devers served as our Vice President, Human Resources. Ms. Devers joined Ionis in 2001 as Senior Human Resources Manager. Prior to joining Ionis, Ms. Devers was employed by Target Corporation, Nike, Inc. and Taco Bell Corporation in various human resources roles.

RICHARD S. GEARY, Ph.D.

Executive Vice President, Chief Development Officer

Dr. Geary has served as Ionis’ Executive Vice President, Chief Development Officer since April 2020. From August 2008 to March 2020, Dr. Geary served as our Senior Vice President, Development. From August 2003 to August 2008, Dr. Geary served as our Vice President, Preclinical Development. From November 1995 to August 2003, he held various positions within the Preclinical Development department. Prior to joining Ionis in 1995, Dr. Geary was Senior Research Scientist and Group Leader for the bioanalytical and preclinical pharmacokinetics group in the Applied Chemistry Department at Southwest Research Institute.

ELIZABETH L. HOUGEN

Executive Vice President, Finance and Chief Financial Officer

Ms. Hougen has served as Ionis’ Executive Vice President and Chief Financial Officer since April 2020. From January 2013 to March 2020, Ms. Hougen served as our Senior Vice President, Finance and Chief Financial Officer. From January 2007 to December 2012, Ms. Hougen served as our Vice President, Finance and Chief Accounting Officer and from May 2000 to January 2007, she served as our Vice President, Finance. Prior to joining Ionis in 2000, Ms. Hougen was Executive Director, Finance and Chief Financial Officer for Molecular Biosystems, Inc., a public biotechnology company. She is a member of the Board of Directors and Audit Committee chair for Artiva Biotherapeutics.

KYLE JENNE

Executive Vice President, Chief Global Product Strategy Officer

Mr. Jenne has served as Ionis’ Executive Vice President, Chief Global Product Strategy Officer since February 2024. Prior to rejoining Ionis in 2024, Mr. Jenne served in senior commercial leadership roles at Ionis and Akcea from May 2017 to August 2022. Prior to joining Akcea in 2017, Mr. Jenne was employed by Schering Plough, King Pharmaceuticals, Acorda Therapeutics and Praecis Pharmaceuticals in various commercial roles.

PATRICK R. O’NEIL, Esq.

Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary

Mr. O’Neil has served as Ionis’ Executive Vice President, Chief Legal Officer and General Counsel since September 2021. Mr. O’Neil also serves as our Corporate Secretary. From March 2020 to September 2021, Mr. O’Neil served as our Executive Vice President, Legal & General Counsel and Chief Compliance Officer. From January 2013 to March 2020, Mr. O’Neil served as our Senior Vice President, Legal and General Counsel. From September 2010 to January 2013, Mr. O’Neil served as our Vice President, Legal and General Counsel and from January 2009 to September 2010, he served as our Vice President, Legal and Senior Transactions Counsel. From October 2001 to January 2009 he held various positions within our Legal department. Prior to joining Ionis, Mr. O’Neil was an associate at Cooley LLP.

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

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to continue to invest significant resources to develop our capabilities. If we are unable to effectively establish and maintain marketing, sales, market access, distribution, and related functions, or enter into agreements with third parties to commercialize our medicines, we may not be able to successfully commercialize our medicines.

We have historically relied on third parties to commercialize our marketed medicines and have limited experience as a company in commercializing medicines. TRYNGOLZA is our first independently launched medicine and we expect to independently launch additional medicines in the future. Any failure to effectively commercialize our medicines, including our failure to allocate resources to our commercial launches efficiently or timely, could adversely impact the revenue we generate from our medicines. If  the commercialization of TRYNGOLZA and future sales are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.

We will have to continue to invest significant financial and management resources to build and maintain the infrastructure required to successfully commercialize our medicines. We will need to establish and maintain effective sales teams for each of our independently launched medicines and there are significant risks involved in managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We must also continue to scale-up existing internal support functions to aid our commercialization efforts. Further, these existing support functions will need to work effectively in coordination with new commercial functional areas. Any failure to establish or maintain an effective commercialization infrastructure, including our sales, marketing, market access, distribution, and related capabilities, scale-up our existing support functions, or effectively integrate new functional areas, could adversely affect our ability to successfully commercialize our medicines.

If we choose to rely on third parties to assist us in commercializing our medicines, we may not be able to enter into collaborations or hire consultants or external service providers on acceptable financial terms, or at all. In addition, if we continue to engage third parties to assist us in the commercialization of our medicines, our product revenues and profitability may be lower than if we commercialized such medicines ourselves.

The proximity of our planned upcoming independent launches could increase the likelihood that such risks will occur.

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
●
establishment and demonstration in the medical and patient community of the efficacy and safety of our medicines, public perception regarding our medicines and their potential advantages over competing products;

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

For example, the product label for WAYLIVRA in the EU requires regular blood monitoring, which has negatively affected our ability to attract and retain patients for this medicine.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. In addition, the Inflation Reduction Act of 2022, or the IRA, includes key actions aimed at reducing the costs of prescription drugs and allows HHS to negotiate the price of certain single-source drugs covered under Medicare and establish a price cap on such drugs. The IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Under this program, HHS has already announced the agreed-upon prices of the first drugs that were subject to price negotiations and will announce the agreed-upon prices of additional drugs in the coming years. In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center that will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs using march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether or how these selected models or similar policy initiatives will impact prescription drug pricing in the future, particularly in light of the recent U.S. presidential and congressional elections.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline or of medicines we are commercializing. For example:

●	Onasemnogene abeparvovec and risdiplam compete with SPINRAZA;
●	Acoramidis, patisiran, tafamidis, tafamidis meglumine and vutrisiran compete with WAINUA;
●	Nexiguran ziclumeran, ALXN2220 and NNC6019-0001 could compete with WAINUA;
●	Plozasiran, pegozafermin and NST-1024 could compete with TRYNGOLZA and WAYLIVRA;
●	Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, deucrictibant, NTLA-2002 and STAR-0215 could compete with donidalorsen;
●	Olpasiran, zerlasiran, lepodisiran and muvalaplin could compete with pelacarsen;
●	NI-005/AP-101 could compete with QALSODY;
●	VIR-2218, VIR-3434, BRII-179, AB-729, selgantolimod, bersacapavir, REP 2139-Mg and VTP-300 could complete with bepirovirsen;
●	Budesonide, sparsentan, atrasentan, iptacopan, zigakibart, sibeprenlimab, atacicept, ravulizumab, vemircopan, felzartamab, telitacicept and povetacicept could compete with sefaxersen; and
●	GTX-102, alogabat and NNZ-2591 could compete with ION582.

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

We have entered into a collaborative arrangement with AstraZeneca to develop and commercialize WAINUA. Under the terms of the collaboration agreement, we and AstraZeneca will co-develop and co-commercialize WAINUA in the U.S. and AstraZeneca will have the sole right to commercialize WAINUA in all other countries. As a company we do not have experience with co-commercialization arrangements. We also do not have control over (1) the amount and timing of resources that AstraZeneca devotes to our collaboration, particularly outside of the U.S; (2) the pricing and reimbursement strategies for WAINUA; and (3) whether AstraZeneca elects to terminate the collaborative arrangement. If the co-commercialization arrangement for WAINUA is not successful for any reason, WAINUA may not meet our commercial objectives and our revenues for WAINUA may be limited.

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

To successfully commercialize any of our medicines, we need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We will also need to ensure that we have the manufacturing capabilities in place to support advances in our drug development activities, such as new chemistries. While we believe our current capabilities and those we obtain through third-party manufacturers support our manufacturing needs now, it will be important to expand our manufacturing infrastructure in the future, which will likely require substantial expenditures. If we are not successful in executing this expansion, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

In addition, we have limited experience manufacturing pharmaceutical products of the chemical class represented by our medicines, called oligonucleotides, on a commercial scale for the systemic administration of a medicine. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our medicines, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. If a supplier chooses to devote more resources to other products, especially products with higher manufacturing capacity needs, that could impact such supplier’s capability to deliver our requirements timely. Further, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We or our partners may not be able to manufacture our medicines at a cost or in quantities necessary to make commercially successful products.

Manufacturers, including us, must adhere to the FDA’s cGMP regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. We, our partners and our contract manufacturers may not comply or maintain compliance with cGMP, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorizations for our medicines, including authorizations for our commercial medicines and our medicines in development, or could result in enforcement action after authorization that might limit the commercial success of our medicines.

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, there have been Congressional legislative proposals, such as the recent bill titled the BIOSECURE Act, to discourage contracting with Chinese companies for the development or manufacturing of pharmaceutical products. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies. Similarly, topline, preliminary or interim data we release for any of our clinical studies may not be indicative of full or final results from such study.

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies do not show sufficient safety and efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline. In addition, we may release topline, preliminary or interim data for any of our clinical studies.  The interim, topline or preliminary results we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  As a result, such data should be viewed with caution until the final data are available.

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

Further, the FDA or other regulatory authorities could request, among other things, additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the European Commission is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. In addition, under accelerated approval the FDA is requiring completion of the ongoing Phase 3 trial for QALSODY to confirm the clinical benefit of QALSODY.

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

Since corporate partnering is part of our strategy to fund the advancement and commercialization of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on our drug development programs.

To date, corporate partnering has played a significant role in our strategy to fund our development programs and to add key development resources. While we are now commercializing some of our medicines independently, we still plan to continue to rely on additional collaborative arrangements to develop and commercialize some of our unpartnered medicines. However, we may not be able to negotiate favorable collaborative arrangements for these drug programs. If we cannot continue to secure additional collaborative partners, our revenues could decrease and the development of our medicines could suffer.

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●	AstraZeneca for the joint development and funding of WAINUA;
●	Novartis for development and funding of pelacarsen;
●	GSK for development and funding of bepirovirsen; and
●	Roche for development and funding of sefaxersen.

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

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, WAINUA, bepirovirsen, donidalorsen, sefaxersen and pelacarsen.

We may not be able to benefit from designations for our medicines from regulatory authorities that are intended to confer benefits such as financial incentives or an accelerated regulatory pathway.

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to TRYNGOLZA for the treatment of patients with FCS, to WAINUA for the treatment of patients with ATTR, to ulefnersen for the treatment of patients with FUS-ALS, to ION582 for the treatment of patients with Angelman syndrome, and to some of our earlier stage medicines. The FDA and EMA have granted Orphan Drug designation to donidalorsen for the treatment of patients with HAE, to WAYLIVRA for the treatment of patients with FCS, to tominersen for the treatment of patients with HD, and to some of our earlier stage medicines. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

We may also seek rare pediatric disease designation for some of our medicines. The FDA defines “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or is a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a medicine as a medicine for a rare pediatric disease does not guarantee that a marketing application for such medicine will meet the eligibility criteria for a rare pediatric disease priority review voucher, or PRV, at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original marketing application for any potential medicine for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such medicine, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a PRV for an approved rare pediatric disease application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRV will be further extended by Congress.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions and scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of December 31, 2024, we had cash, cash equivalents and short-term investments equal to $2.3 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2024, we had an accumulated deficit of approximately $2.2 billion and stockholders’ equity of approximately $0.6 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

We are dependent on the principal members of our management, scientific and commercial staff. We do not have employment agreements with any of our employees that would prevent them from leaving us. The loss of our key management, scientific or commercial employees might slow the achievement of important research and development or commercial goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform research and development work and that we recruit and retain qualified marketing, sales, market access, distribution, and related personnel to commercialize our medicines. We may not be able to attract and retain skilled and experienced personnel on acceptable terms because of intense competition for experienced personnel among many pharmaceutical and health care companies, universities and non-profit research institutions. In addition, failure to succeed in clinical studies or in commercializing our medicines may make it more challenging to recruit and retain qualified personnel.

Risks related to health epidemics, climate change and other events

Our business may be adversely affected by health epidemics, climate change, extreme weather events, fires, earthquakes, war, civil or political unrest, terrorism or other catastrophic events.

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as fires, hurricanes, tornadoes, droughts, floods, or other events that may result from the impact of climate change on the environment, any of which could impact our business and manufacturing operations. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California, and various regions within California have recently experienced numerous catastrophic wildfires. We manufacture the finished drug product for TRYNGOLZA, WAYLIVRA and eplontersen for ongoing clinical trials at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY and AstraZeneca is responsible for WAINUA’s commercial drug supply. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace.

Our facilities or those of our partners or contract manufacturers may be harmed by natural disasters or other events outside our control, such as earthquakes, war, civil or political unrest, deliberate acts of sabotage, terrorism or industrial accidents such as fire and explosion, whether due to human or equipment error, and if such facilities are affected by a disaster or other event, our development and commercialization efforts would be delayed. Although we possess property damage and business interruption insurance coverage, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, our development and commercialization activities could be harmed or delayed by a shutdown or significant disruption of the U.S. government, including the FDA or the U.S. PTO.

Risks related to personal information, cybersecurity, social media and artificial intelligence

We are dependent on data as well as information technology systems and infrastructure, which exposes us to data protection risks.

We are dependent upon our own and third-party data as well as information technology systems and infrastructure, including mobile technologies, to operate our business. The personal information we process subjects us to stringent and evolving U.S. and foreign laws, rules and regulations, contractual obligations, industry standards and other obligations related to data privacy and security. Our personal information obligations require us to implement and maintain certain practices, including those in relation to cross-border transfers of personal information. The multitude and complexity of our information technology systems and infrastructure make them vulnerable to a variety of evolving threats that may result in systems or data interruption, corruption, destruction, disruption of data integrity, malicious intrusion, or random attacks or other compromise (such as due to malfunctions, software vulnerabilities, natural disasters, telecommunications failures, malicious actors and personnel error). Data privacy or security incidents or breaches pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons. Cyber-attacks are increasing in their frequency, sophistication and intensity, particularly as companies (including us) continue to move to more remote work structures. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine and military conflicts in the Middle East and the surrounding areas, or collectively, conflicts in Eastern Europe and the Middle East, as well as related political or economic responses and counter-responses by various global actors.

Cybersecurity related events could include the deployment or use of harmful malware or malicious code, denial-of-service attacks, credential stuffing attacks, credential harvesting attacks, social engineering attacks (including deep fakes), ransomware and other means to affect the confidentiality, integrity or availability of our data as well as information systems and infrastructure. Our current, past and prospective business partners face similar risks and any security breaches of their systems could adversely affect our security posture. A security breach or privacy violation (including perceived breaches or violations) could result in any of the following, any of which could disrupt our business and result in increased costs or loss of revenue:

●	harm our reputation;
●	delay progress on the development of our medicines;
●	compel us to comply with applicable security or data breach notification obligations (including laws);
●	result in the diversion of monetary funds and other company resources;
●	subject us to financial or other penalties, regulatory investigations or actions, including mandatory and costly corrective actions; and
●	require us to verify the correctness of database contents and otherwise subject us to litigation or other liabilities.

Risk mitigation strategies such as liability limitations in our contracts and insurance coverage may prove inadequate if there is a security breach or privacy violation. While we have invested, and continue to invest, in the protection of our data and information technology systems and infrastructure, our efforts may not be successful. Non-compliance with relevant data protection obligations or a failure to secure our data, information technology systems or infrastructure could adversely affect our business and operations and result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate disclosing clinical data, when we anticipate completing a clinical study, or when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to our commercial medicines and medicines in development, the price of our securities could decrease. In addition, our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of our commercial medicines, both partnered and unpartnered.

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2024, the closing market price of our common stock ranged from $53.55 to $33.73 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, events such as the ongoing conflicts in Eastern Europe and the Middle East have caused disruptions of global financial markets and resulted in increased volatility in the trading price of our common stock. In addition, industry factors may materially harm the market price of our common stock. Nasdaq, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

Negative conditions in the global credit markets and financial services and other industries may adversely affect our business, financial condition or stock price.

The global credit and financial markets have experienced extreme volatility and disruptions recently, including as a result of the ongoing conflicts in Eastern Europe and the Middle East. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth plans, financial performance or stock price. In addition, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

A variety of risks associated with operating our business and marketing our medicines internationally could adversely affect our business. In addition to our U.S. operations, we are commercializing WAYLIVRA in the EU, Latin America and certain Caribbean countries. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations, we are subject to numerous risks associated with international business activities, including:

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
●
the potential for a local seller, faced with higher local prices, importing medicines from an international market with lower prices rather than buying such medicines locally, which is referred to as parallel importation;

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

In 2023, we completed a $575 million offering of 1.75% Notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million of our 0.125% Notes. In 2021, we completed a $632.5 million offering of 0% Notes and used $319.0 million of the net proceeds from the issuance of the 0% Notes to repurchase the remaining $309.9 million of our 1% Notes. In 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. For our 0.125% Notes, the note hedges expired upon maturity of the 0.125% Notes and the warrants will expire in March 2025. Terminating or unwinding the call spread transactions for our 0% Notes could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 21.6 million shares of our common stock upon conversion of our 1.75% Notes and 0% Notes. In connection with the issuance of the 0% Notes, we entered into certain call spread transactions covering 10.9 million shares that we expect will offset the dilution to holders of common stock upon any conversion of those notes. However, the anti-dilutive effect of the convertible note hedges is offset by certain warrant transactions we entered into in connection with the issuance of the 0% Notes. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

In addition, pursuant to the call spread transactions we entered into in connection with the pricing of our 0% Notes, the counterparties are likely to modify their hedge positions from time to time at or prior to the conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging, which may have a negative effect on the conversion value of those notes and an adverse impact on the trading price of our common stock. The call spread transactions are expected generally to reduce potential dilution to holders of our common stock upon any conversion of our 0% Notes or offset any cash payments we are required to make in excess of the principal amount of the converted 0% Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

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

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. As a result of our merger with Akcea Therapeutics, Inc. in 2020, or the Akcea Merger, we are subject to the separate return limitation year, or SRLY, rules. Under the SRLY rules, our utilization of Akcea’s pre-merger NOL and tax credit carryforwards is limited to the amount of income that Akcea contributes to our consolidated taxable income. The Akcea pre-merger tax attributes cannot be used to offset any of the income that Ionis contributes to our consolidated taxable income. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted Senate Bill 167, or SB 167, which, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027.

Our future taxable income could be impacted by changes in tax laws, regulations and treaties.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and foreign income taxes, sales taxes in the U.S., withholding taxes and transaction taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In particular, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase in the future as a result of the base erosion and profit shifting, or BEPS,  project led by the Organization for Economic Co-operation and Development, or OECD, and other initiatives led by the OECD or the European Commission. The OECD is leading work on an iteration of the BEPS project based on two “pillars” (subject to certain revenue thresholds), involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business) (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). Based on the minimum revenue thresholds we do not expect to fall within the scope of these requirements in the near term.

We may be audited in various jurisdictions, and such jurisdictions may assess additional income, sales and value-added or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

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

Our Information Technology department, led by our Senior Vice President, Information Technology, helps to detect, respond to, and manage cybersecurity threats and risks by monitoring and evaluating our threat environment using various manual and automated tools in certain environments and systems and other methods including, for example:

●	analyzing reports of certain threats and actors;
●	conducting scans of the threat environment;
●	evaluating our and our industry’s risk profile;
●	evaluating certain threats reported to us;
●	conducting internal and external audits;
●	conducting threat assessments for certain internal and external threats; and
●	conducting vulnerability assessments designed to identify vulnerabilities.

Depending on the environment, system and data, we have implemented and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our critical technologies and data, including, for example:

●	incident response plan;
●	disaster recovery/business continuity plans;
●	risk assessments;
●	encryption of certain data;
●	network security and access controls for certain systems;
●	physical security;
●	asset management, tracking and disposal;
●	systems monitoring; and
●	employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is assessed as a component of our enterprise risk management program. In addition, we have developed a process whereby our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports certain cybersecurity incidents to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.

We use third-party providers to perform various functions throughout our business, such as application providers and hosting companies. We use third-party providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats, including, for example, legal counsel, cybersecurity consultants, cybersecurity software providers, penetration testing firms, and forensic investigators. The Company maintains a risk-based approach and process designed to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could materially impact our business if there is a cybersecurity incident affecting those third-party systems.

For an additional description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Item 1A, Risk Factors, in this Annual Report on Form 10-K, including the risk factor titled “We are dependent on data as well as information technology systems and infrastructure, which exposes us to data protection risks.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board of Directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Audit Committee also oversees our internal audit department and management’s internal controls over financial reporting, including with respect to cybersecurity.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Senior Vice President, Information Technology, who holds an undergraduate degree in Computer Engineering and has served in information technology and security roles dedicated to the pharmaceutical and biotechnology sector for approximately 18 years, including serving as the Chief Information Officer of two public biopharmaceutical companies.

Our Senior Vice President, Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents, depending on the circumstances, to our senior management team and Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors receives reports from our Senior Vice President, Information Technology concerning our significant cybersecurity threats and risks (including certain cybersecurity threats) and the processes we have implemented that are designed to address them.

Item 2. Properties

As of February 13, 2025, the following are the primary facilities in which we operate:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “IONS.” As of February 13, 2025, there were approximately 447 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Performance Graph (1)

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2019 in our common stock, the Nasdaq Composite Index (total return) and the Nasdaq Biotechnology Index. The total return assumes reinvestment of dividends.

*  $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ionis Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Ionis Pharmaceuticals, Inc.	$100.00	$93.59	$50.37	$62.52	$83.74	$57.87
Nasdaq Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Biotechnology Index	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the two years in the period ended December 31, 2024, and our financial condition as of December 31, 2024. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K for our results of operations for 2023 compared to 2022. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Part I, Item 1A, Risk Factors. In addition, the following review should be read in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this report.

Overview

As noted in our Business Overview in Part I, Item 1, Business, for three decades, we have invented medicines that we believe bring better futures to people with serious diseases. Today, as a pioneer in RNA-targeted medicines, we continue to drive innovation in RNA therapies. We currently have six marketed medicines: TRYNGOLZA, WAINUA, SPINRAZA, QALSODY, TEGSEDI and WAYLIVRA. We also have a rich innovative late- and mid-stage pipeline in neurology, cardiology and rare diseases. We currently have nine medicines in Phase 3 development and additional medicines in early and mid-stage development. Refer to Part I, Item 1, Business, for further details on our business and key developments in our medicines.

Results of Operations

Below we have included our results of operations for 2024 compared to 2023. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Form 10-K for our results of operations for 2023 compared to 2022. The following table provides selected summary information from our consolidated statements of operations for 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023

Total revenue	$705.1	$787.6
Total operating expenses	$1,180.2	$1,141.4
Loss from operations	$(475.1)	$(353.7)
Net loss	$(453.9)	$(366.3)
Cash, cash equivalents and short-term investments	$2,297.7	$2,331.2

Revenue

Total revenue for 2024 was $705.1 million compared to $787.6 million in 2023 and was comprised of the following (in millions):

	Year Ended December 31,
	2024	2023
Revenue:
Commercial revenue:
SPINRAZA royalties	$216.1	$240.4
WAINUA royalties	20.2	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	34.2	34.9
Other revenue	22.6	33.3
Total other commercial revenue	56.8	68.2
Total commercial revenue	293.1	308.6
R&D revenue:
Amortization from upfront payments	131.4	125.3
Milestone payments	106.4	100.5
License fees	71.3	116.8
Other services	23.5	10.0
Collaborative agreement revenue	332.6	352.6
WAINUA joint development revenue	79.4	126.4
Total R&D revenue	412.0	479.0
Total revenue	$705.1	$787.6

Commercial revenue in 2024 included new sources of commercial revenue with the launch of WAINUA in the U.S. in late January 2024 and the launch of TRYNGOLZA in the U.S. in late December 2024. SPINRAZA royalties in 2024 compared to 2023 were impacted from an annual order from a single country that did not recur in 2024.

R&D revenue decreased in 2024 compared to 2023 primarily due to the decrease in WAINUA joint development revenue as development activities relating to ATTRv-PN wound down with the commercial launch of WAINUA. In addition, R&D revenue decreased due to the timing of significant partner payments.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the years ended December 31, 2024 and 2023 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

As AstraZeneca is responsible for the vast majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A, expenses, respectively. We expect our medical affairs and commercialization expenses to increase as WAINUA advances toward the market under our collaboration with AstraZeneca.

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Year Ended December 31,
	2024	2023
WAINUA joint development revenue	$79.4	$126.4
Research and development expenses related to Phase 3 development expenses for WAINUA	107.2	150.8
Medical affairs expenses for WAINUA	7.1	4.1
Commercialization expenses for WAINUA	26.7	15.6

Our WAINUA joint development revenue in 2024 and 2023 includes a $30 million milestone payment from AstraZeneca that we earned when the MHRA approved WAINUA for ATTRv-PN in the UK as WAINZUA and a $50 million milestone payment from AstraZeneca that we earned when the FDA approved WAINUA for ATTRv-PN in the U.S., respectively.

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Year Ended December 31,
	2024	2023
Operating expenses, excluding non-cash compensation expense related to equity awards	$1,050.0	$1,035.7
Non-cash compensation expense related to equity awards	130.2	105.7
Total operating expenses	$1,180.2	$1,141.4

Operating expenses, excluding non-cash compensation expense related to equity awards, increased slightly in 2024 compared to 2023. SG&A expenses increased year over year primarily due to the launches of WAINUA and TRYNGOLZA, including establishing the TRYNGOLZA field team in the second quarter of 2024, and advancing launch preparation activities for donidalorsen. R&D expenses were essentially flat year over year as several late-stage studies ended.

Non-cash compensation expense related to equity awards increased in 2024 compared to 2023 due to increased headcount and a higher stock price on the grant date of annual equity awards in 2024 compared to 2023. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs primarily associated with the manufacturing and distribution of TRYNGOLZA, TEGSEDI and WAYLIVRA and certain associated period costs.

The following table sets forth information on cost of sales (in millions):

	Year Ended December 31,
	2024	2023
Cost of sales, excluding non-cash compensation expense related to equity awards	$10.4	$8.7
Non-cash compensation expense related to equity awards	0.8	0.4
Total cost of sales	$11.2	$9.1

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Year Ended December 31,
	2024	2023
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$809.1	$821.7
Non-cash compensation expense related to equity awards	92.4	77.9
Total research, development and patent expenses	$901.5	$899.6

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

The following table sets forth information on drug discovery expenses (in millions):

	Year Ended December 31,
	2024	2023
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$114.4	$125.6
Non-cash compensation expense related to equity awards	18.4	16.2
Total drug discovery expenses	$132.8	$141.8

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, decreased in 2024 compared to 2023. In 2023, we recognized $15 million in R&D expense for licensing Vect-Horus’ platform technology.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Year Ended December 31,
	2024	2023
WAINUA	$103.7	$115.5
TEGSEDI and WAYLIVRA	11.2	8.1
Olezarsen	147.4	138.3
Donidalorsen	16.6	24.9
Zilganersen	7.6	8.4
Ulefnersen	15.0	10.8
Other development projects	89.9	101.0
Development overhead expenses	135.9	123.3
Total drug development, excluding non-cash compensation expense related to equity awards	527.3	530.3
Non-cash compensation expense related to equity awards	41.2	34.5
Total drug development expenses	$568.5	$564.8

Our development expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in 2024 compared to 2023. We expect our development expenses will continue to be stable as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Year Ended December 31,
	2024	2023
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$27.2	$19.5
Non-cash compensation expense related to equity awards	4.7	3.4
Total medical affairs expenses	$31.9	$22.9

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in 2024 compared to 2023 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Year Ended December 31,
	2024	2023
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$57.7	$65.3
Non-cash compensation expense related to equity awards	9.4	8.8
Total manufacturing and development chemistry expenses	$67.1	$74.1

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, decreased in 2024 compared to 2023 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product related to several late-stage programs. Refer to the section titled, Manufacturing, in Part I, Item 1, Business, for further details on the activities and types of costs we incur in our manufacturing process.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Year Ended December 31,
	2024	2023
Personnel costs	$31.4	$27.2
Occupancy	28.5	28.7
Consulting	0.4	4.8
Patent expenses	5.3	4.3
Insurance	3.3	3.6
Computer software and licenses	8.4	2.7
Other	5.3	9.7
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	82.6	81.0
Non-cash compensation expense related to equity awards	18.6	15.0
Total R&D support expenses	$101.2	$96.0

R&D support expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in 2024 compared to 2023.

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

The following table sets forth information on SG&A expenses (in millions):

	Year Ended December 31,
	2024	2023
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$230.5	$205.1
Non-cash compensation expense related to equity awards	37.0	27.5
Total selling, general and administrative expenses	$267.5	$232.6

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in 2024 compared to 2023 due to the launches of WAINUA and TRYNGOLZA, including establishing the TRYNGOLZA field team in the second quarter of 2024, and advancing launch preparation activities for donidalorsen. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

Investment income for 2024 was $107.0 million compared to $89.0 million for 2023. The increase in investment income was primarily due to an increase in interest rates associated with our investments during a majority of 2024 compared to 2023. In addition, our cash available for investing increased due to the $489.1 million net proceeds we received from our public common stock offering in September 2024. Refer to Part IV, Item 15, Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements for further details on the public offering.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Year Ended December 31,
	2024	2023
Convertible senior notes:
Non-cash amortization of debt issuance costs	$6.1	$5.9
Interest expense payable in cash	10.5	6.4
Interest on mortgage for primary R&D and manufacturing facilities	0.4	0.4
Total interest expense	$17.0	$12.7

Interest expense for 2024 was $17.0 million compared to $12.7 million for 2023. In June 2023, we completed a $575.0 million offering of our 1.75% Notes and repurchased $504.4 million in principal of our 0.125% Notes. As a result, beginning in the second quarter of 2023, our interest expense related to our convertible notes included interest expense incurred for our 1.75% Notes. Interest expense in 2024 included a full year of interest expense related to our 1.75% Notes.

Interest Expense Related to Sale of Future Royalties

We recorded $73.5 million and $68.8 million of interest expense related to the sale of future royalties in 2024 and 2023, respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for further details.

Loss on Investments

We recorded a $2.9 million and $1.9 million loss on investments for 2024 and 2023, respectively. The period-over-period fluctuation in our loss on investments was primarily driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies.

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

Income Tax Expense (Benefit)

We recorded an income tax benefit of $6.2 million for 2024 compared to an income tax expense of $32.3 million for 2023.

The income tax benefit during 2024 primarily related to adjustments to prior year tax return positions for the royalty purchase agreement with Royalty Pharma and deductions related to foreign SPINRAZA royalties.

The decrease in income tax expense for 2024 compared to 2023 primarily related to the impact of the Royalty Pharma transaction in 2023. We reflected the Royalty Pharma transaction as a taxable sale, which required us to include the proceeds from the sale, net of currently deductible issuance costs, as taxable income in 2023.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We generated a net loss of $453.9 million for 2024 compared to $366.3 million for 2023. Our net loss increased for 2024 compared to 2023 primarily due to factors discussed in the sections above. Basic and diluted net loss per share for 2024 were $3.04 compared to $2.56 for 2023. Our net loss per share increased for 2024 compared to 2023 primarily due to factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began receiving commercial revenue from WAINUA royalties in 2024. From our inception through December 31, 2024, we have earned approximately $7.9 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt, the sale leaseback of facilities and the sale of future royalties. From the time we were founded through December 31, 2024, we have raised net proceeds of approximately $2.6 billion from the sale of our equity securities, which includes our sale of 11.5 million shares of common stock for net proceeds of $489 million in September 2024. Additionally, from our inception through December 31, 2024, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of approximately $0.5 billion from the sale of future royalties to finance a portion of our operations.

Our working capital increased from 2023 to 2024 primarily due to a decrease in current liabilities as a result of lower deferred contract revenue as of December 31, 2024 compared to December 31, 2023. During the same period, our long-term obligations did not change significantly.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of December 31, 2024. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$610.3	$10.1	$600.2
0% Notes (principal payable)	632.5	—	632.5
Operating leases	260.3	20.9	239.4
Building mortgage payments (principal and interest payable)	9.6	0.5	9.1
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,513.4	$31.6	$1,481.8

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

Royalty Revenue Monetization

In 2023, we entered into a royalty purchase agreement with Royalty Pharma to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our agreements with Biogen and Novartis, respectively. Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for further details on this agreement.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2024 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

When we allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis. The estimate of the relative stand-alone selling price requires us in some cases to make significant judgements. For example, when we deliver a license at the start of an agreement, we use valuation methodologies, such as the relief from royalty method, to value the license. Under this method we are required to make estimates including future sales, royalties on future product sales, contractual milestones, expenses, income taxes and discount rates. Additionally, when we estimate the selling price for R&D services, we make estimates, including: the number of internal hours we will spend on the services, the cost of work we and third parties will perform and the cost of clinical trial material we will use.

The R&D revenue we recognize each period is comprised of several types of revenue, including amortization from upfront payments, milestone payments, license fees and other services that we recognize immediately or amortize over the period in which we satisfy our performance obligation. Each of these types of revenue require us to make various judgements and estimates.

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

As of December 31, 2024, a hypothetical 10 percent increase in our liability for preclinical and clinical development costs would have resulted in an increase in our loss before income tax benefit and accrued liabilities of approximately $7.7 million.

Liability Related to Sale of Future Royalties

In 2023, we entered into a royalty purchase agreement with Royalty Pharma to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our agreements with Biogen and Novartis, respectively. Under our agreement with Royalty Pharma, we calculate the liability related to the sale of future royalties, effective interest rate and the related interest expense using our current estimate of anticipated future royalty payments under the arrangement, which we periodically reassess based on internal projections and information from our partners who are responsible for commercializing the medicines. The amount that Royalty Pharma will receive under the agreement is based on sales of SPINRAZA, our currently commercialized medicine, and pelacarsen, a product candidate that is not currently commercialized. As such, the repayment amounts that we estimate related to projections of future pelacarsen revenues contain more subjective estimation which we believe could lead to larger changes in estimates in the future. If there is a material change in our estimate, we will prospectively adjust the effective interest rate and the related interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we were not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments as of December 31, 2024 and will not be subject to any material risks arising from these changes in the foreseeable future.

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

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

As of December 31, 2024, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their attestation report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

The above assessment did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ionis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ionis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 19, 2025

Item 9B. Other Information

Trading Plans

During the quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Joseph Wender, Board Member	Adoption	December 26, 2024	X		104,079	February 28, 2026

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating, Governance and Review Committee” and “Audit Committee,” contained in our definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, or the Proxy Statement.

We include information concerning our executive officers in the section titled, Information about our Executive Officers, in this report on the Form 10-K in Part I, Item 1, Business.

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

The Company has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. In addition, it is the Company’s practice to comply with both the letter and the spirit of applicable laws and regulations relating to insider trading.

We incorporate by reference the information required by item 402(x) to the information under the caption “Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information” contained in the Proxy Statement.
___________
(1)	Any information that is included on or linked to our website is not part of this Form 10-K.

Delinquent Section 16(a) Reports

Part I, Item 1, Business, of this Report contains information concerning our executive officers. We incorporate by reference the information required by this Item concerning compliance with Section 16(a) of the Exchange Act from the information under the caption “Delinquent Section 16(a) Reports” contained in the Proxy Statement.

Item 11. Executive Compensation

We incorporate by reference the information required by this item to the information under the caption “EXECUTIVE COMPENSATION,” “Compensation Committee Interlocks and Insider Participation” and “COMPENSATION COMMITTEE REPORT” contained in the Proxy Statement.

We incorporate by reference the information required by Item 402(x) of Regulation S-K to the information under the caption “Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this item to the information under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” contained in the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2024.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (a)	14,717,114	$48.23	8,800,341	(b)
Total	14,717,114	$48.43	8,800,341
________________
(a)
Consists of five Ionis plans: 1989 Stock Option Plan, Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, 2011 Equity Incentive Plan, 2020 Equity Incentive Plan and Employee Stock Purchase Plan, or ESPP.

(b)	Of these shares, 270,482 were available for purchase under the ESPP as of December 31, 2024.

For additional details about our equity compensation plans, including a description of each plan, refer to Part IV, Item 15, Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information required by this item to the information under the captions “Information Regarding the Board and Corporate Governance” and “Certain Relationships and Related Transactions” contained in the Proxy Statement.

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

3.2
Certificate of Amendment to Restated Certificate of Incorporation, filed as an appendix to the Registrant’s Notice of 2014 Annual Meeting of Stockholders and Proxy Statement filed on April 25, 2014 and incorporated herein by reference.

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

4.6	Form of Warrant Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.
4.7
Form of Convertible Note Hedge Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.

4.8
Indenture, dated as of June 12, 2023, by and between the Registrant and U.S. Bank Trust Company, a National Association, as trustee, including Form of 1.75 percent Global Note due in 2028, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 12, 2023 and incorporated herein by reference.

10.1*
Advisory Services Agreement by and between the Registrant and Onaiza Cadoret-Manier dated March 15, 2024, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.2*
Second Amended Non-Employee Director Compensation Policy, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference.

10.3*
Registrant’s Amended and Restated Severance Benefit Plan dated March 17, 2022, filed as an exhibit to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.4
Form of Indemnity Agreement entered into between the Registrant and its Directors and Executive Officers with related schedule, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.5
Form of Employee Confidential Information and Inventions Agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.6*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan, filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 26, 2019 and incorporated herein by reference.
10.7*
Registrant’s Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference.

10.8*
Form of Option Agreement for Options granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.9*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Restricted Stock Units granted under the Ionis Pharmaceuticals, Inc. Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference.

10.10*
Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan, filed as an appendix to the Registrant’s Notice of 2024 Annual Meeting of Stockholders and Proxy Statement filed on April 25, 2024 and incorporated herein by reference.

10.11*
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

10.14*
Forms of Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement for Performance Based Restricted Stock Units granted beginning January 1, 2023 under the 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.15*	Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on December 31, 2020 and incorporated herein by reference.
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

10.19	Loan Agreement between Ionis Faraday, LLC and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.
10.20	Guaranty between the Registrant and UBS AG dated July 18, 2017, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 21, 2017 and incorporated herein by reference.
10.21
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

10.22
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

10.23
First Amendment dated June 15, 2023 to the Purchase and Sale Agreement by and between the Registrant and Oxford I Asset Management USA Inc. dated as of October 20, 2022, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.24
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

10.25
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

10.26
First Amendment dated as of November 6, 2023 to Amended and Restated Lease Agreement between the Registrant and Lots 21 & 22 Owner (DE) LLC dated as of August 21, 2023, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.27
Second Amendment dated as of June 11, 2024 to the Amended and Restated Lease Agreement by and between the Registrant and Lots 21 and 22 Owner (DE) LLC dated as of August 21, 2023, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

10.28
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

10.30
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

10.49
Amendment No. 4 to the Collaboration, License and Development Agreement by and between the Registrant and AstraZeneca AB dated October 18, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

10.51
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

10.53
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

10.57
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

10.58
Amendment No. 4 dated December 23, 2024 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

10.66
Factor B Development Collaboration, Option and License Agreement by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated October 9, 2018, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. Portions of this exhibit have been omitted and separately filed with the SEC with a request for confidential treatment.

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

10.82
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

10.83
Amended and Restated License Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated June 18, 2024, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

19	Registrant’s Insider Trading Policy.
21.1	List of Subsidiaries for the Registrant, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney – Included on the signature page of this Annual Report on Form 10-K.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Registrant’s Amended and Restated Clawback Policy, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
101
The following financial statements from the Ionis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of stockholders’ equity (v) consolidated statements of cash flows, and (vi) notes to consolidated financial statements (detail tagged).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2025.

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer	February 19, 2025
Brett P. Monia, Ph.D.	(Principal executive officer)

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer	February 19, 2025
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ JOSEPH LOSCALZO	Chairman of the Board	February 19, 2025
Joseph Loscalzo, M.D., Ph.D.

/s/ SPENCER R. BERTHELSEN	Director	February 19, 2025
Spencer R. Berthelsen, M.D.

/s/ ALLENE M. DIAZ	Director	February 19, 2025
Allene M. Diaz

/s/ MICHAEL HAYDEN	Director	February 19, 2025
Michael Hayden, CM OBC MB ChB PhD FRCP(C) FRSC
/s/ JOAN E. HERMAN	Director	February 19, 2025
Joan E. Herman

/s/ JOSEPH KLEIN	Director	February 19, 2025
Joseph Klein, III

/s/ B. LYNNE PARSHALL	Director	February 19, 2025
B. Lynne Parshall, J.D.

/s/ JOSEPH H. WENDER	Director	February 19, 2025
Joseph H. Wender

/s/ MICHAEL YANG	Director	February 19, 2025
Michael Yang

IONIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionis Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Estimated Liability for Clinical Development Costs
Description of the Matter
As of December 31, 2024, the Company accrued $77.4 million for clinical development expenses. As discussed in Note 1 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced related to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. The Company estimates its liability using assumptions about study and patient activities and the related expected expenses for those activities based on the contracted fees with service providers.

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

To test the accuracy of the Company’s accrued clinical development expenses, we performed audit procedures that included, among other procedures, obtaining supporting evidence of the research and development activities performed for significant clinical trials and confirming with a sample of vendors the progress of activities under research and development contracts at period end. We corroborated the status of significant clinical development expenses through meetings with accounting and clinical project managers. We compared the costs for a sample of transactions against the related invoices and contracts, and examined a sample of subsequent payments to evaluate the accuracy of the accrued clinical development expenses and compared the results to the current year accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1989.

San Diego, California
February 19, 2025

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$242,077	$399,266
Short-term investments	2,055,579	1,931,935
Contracts receivable	92,188	97,778
Inventories	12,512	7,441
Other current assets	217,934	205,433
Total current assets	2,620,290	2,641,853
Property, plant and equipment, net	94,251	71,043
Right-of-use assets	161,856	171,896
Deposits and other assets	127,278	105,280
Total assets	$3,003,675	$2,990,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,964	$26,027
Accrued compensation	69,614	67,727
Accrued liabilities	108,438	147,894
Income taxes payable	34	2,151
0.125 percent convertible senior notes, net	—	44,332
Current portion of deferred contract revenue	78,989	151,128
Other current liabilities	9,279	8,831
Total current liabilities	309,318	448,090
Long-term deferred contract revenue	156,504	241,184
1.75 percent convertible senior notes, net	565,026	562,285
0 percent convertible senior notes, net	628,535	625,380
Liability related to sale of future royalties, net	542,212	513,736
Long-term lease liabilities	161,805	170,875
Long-term obligations	51,924	41,836
Total liabilities	2,415,324	2,603,386
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 157,908,815 and 144,340,526 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	158	144
Additional paid-in capital	2,868,812	2,215,098
Accumulated other comprehensive loss	(30,811)	(32,645)
Accumulated deficit	(2,249,808)	(1,795,911)
Total stockholders’ equity	588,351	386,686
Total liabilities and stockholders’ equity	$3,003,675	$2,990,072

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Commercial revenue:
SPINRAZA royalties	$216,090	$240,379	$242,314
WAINUA royalties	20,207	—	—
Other commercial revenue	56,779	68,212	61,044
Total commercial revenue	293,076	308,591	303,358
Research and development revenue:
Collaborative agreement revenue	332,647	352,657	207,222
WAINUA joint development revenue	79,415	126,399	76,787
Total research and development revenue	412,062	479,056	284,009
Total revenue	705,138	787,647	587,367

Expenses:
Cost of sales	11,215	9,133	14,116
Research, development and patent	901,530	899,625	833,147
Selling, general and administrative	267,474	232,619	150,295
Total operating expenses	1,180,219	1,141,377	997,558

Loss from operations	(475,081)	(353,730)	(410,191)

Other income (expense):
Investment income	107,022	89,041	25,331
Interest expense	(16,994)	(12,660)	(8,122)
Interest expense related to sale of future royalties	(73,457)	(68,797)	—
Loss on investments	(2,889)	(1,914)	(7,333)
Gain (loss) on sale of real estate assets	(12)	(161)	149,604
Other income (expense)	1,343	14,256	(7,274)

Loss before income tax benefit (expense)	(460,068)	(333,965)	(257,985)

Income tax benefit (expense)	6,171	(32,321)	(11,737)

Net loss	$(453,897)	$(366,286)	$(269,722)

Basic and diluted net loss per share	$(3.04)	$(2.56)	$(1.90)
Shares used in computing basic and diluted net loss per share	149,514	143,190	141,848

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(453,897)	$(366,286)	$(269,722)
Unrealized gains (losses) on investments, net of tax	2,107	24,484	(24,395)
Currency translation adjustment	(273)	351	(417)
Comprehensive loss	$(452,063)	$(341,451)	$(294,534)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Ionis Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	141,210	$141	$1,964,167	$(32,668)	$(1,159,903)	$771,737
Net loss	—	—	—	—	(269,722)	(269,722)
Change in unrealized losses, net of tax	—	—	—	(24,395)	—	(24,395)
Foreign currency translation	—	—	—	(417)	—	(417)
Issuance of common stock in connection with employee stock plans, net	1,194	1	6,372	—	—	6,373
Stock-based compensation expense	—	—	100,264	—	—	100,264
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	(346)	—	(10,953)	—	—	(10,953)
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	—	—	—	—	(366,286)	(366,286)
Change in unrealized gains, net of tax	—	—	—	24,484	—	24,484
Foreign currency translation	—	—	—	351	—	351
Issuance of common stock in connection with employee stock plans, net	2,283	2	49,439	—	—	49,441
Stock-based compensation expense	—	—	105,809	—	—	105,809
Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	—	—	—	—	(453,897)	(453,897)
Change in unrealized gains, net of tax	—	—	—	2,107	—	2,107
Foreign currency translation	—	—	—	(273)	—	(273)
Issuance of common stock in connection with employee stock plans, net	2,068	2	33,607	—	—	33,609
Issuance of public common stock, net	11,500	12	489,108	—	—	489,120
Stock-based compensation expense	—	—	130,999	—	—	130,999
Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities:
Net loss	$(453,897)	$(366,286)	$(269,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,614	10,292	14,328
Amortization of right-of-use operating lease assets	10,040	9,647	5,362
Amortization of other assets	2,336	2,559	2,415
Amortization of premium (discount) on investments, net	(37,733)	(28,885)	7,389
Amortization of debt issuance costs	6,690	6,330	5,373
Non-cash royalty revenue related to sale of royalties	(44,981)	(44,628)	—
Non-cash interest related to sale of future royalties	72,846	68,238	—
Stock-based compensation expense	130,200	105,809	100,264
Gain on early retirement of debt	—	(13,389)	—
Non-cash losses related to disposal of property, plant and equipment	7,404	16,649	531
Loss (gain) on sale of real estate assets	—	161	(150,135)
Loss on investments	2,892	1,589	224
Non-cash losses related to other assets	3,032	1,661	2,030
Changes in operating assets and liabilities:
Contracts receivable	5,590	(72,059)	36,358
Inventories	(5,071)	(2,469)	5,326
Other current and long-term assets	(25,857)	(33,763)	(27,235)
Accounts payable	15,990	8,119	1,094
Income taxes	(2,117)	(4,098)	6,213
Accrued compensation	1,887	18,549	10,368
Accrued liabilities and other current liabilities	(42,993)	(5,506)	46,695
Deferred contract revenue	(156,819)	13,967	(71,248)
Net cash used in operating activities	(500,947)	(307,513)	(274,370)
Investing activities:
Purchases of short-term investments	(1,852,858)	(1,770,814)	(1,485,772)
Proceeds from sale of short-term investments	1,769,172	1,584,676	989,152
Purchases of property, plant and equipment	(45,280)	(23,805)	(15,721)
Proceeds from sale of real estate assets	—	22	254,083
Acquisition of licenses and other assets, net	(5,061)	(4,206)	(4,378)
Net cash used in investing activities	(134,027)	(214,127)	(262,636)
Financing activities:
Proceeds from issuance of common stock through equity plans, net	33,609	49,442	6,373
Proceeds from issuance of common stock in public offering, net	489,120	—	—
Repayment of 0.125 percent convertible senior notes	(44,504)	(487,943)	—
Proceeds from issuance of 1.75 percent convertible senior notes	—	575,000	—
1.75 percent convertible senior notes issuance costs	—	(14,175)	—
Proceeds from sale of future royalties	—	500,000	—
Payments of transaction costs related to sale of future royalties	—	(10,434)	(29)
Proceeds from real estate transaction	—	32,352	—
Principal payments on mortgage debt	(167)	(160)	(50,686)
Payments of tax withholdings related to vesting of employee stock awards and exercise of employee stock options	—	—	(10,953)
Net cash provided by (used in) financing activities	478,058	644,082	(55,295)
Effects of exchange rates on cash	(273)	352	(418)
Net increase (decrease) in cash and cash equivalents	(157,189)	122,794	(592,719)
Cash and cash equivalents at beginning of year	399,266	276,472	869,191
Cash and cash equivalents at end of year	$242,077	$399,266	$276,472

Supplemental disclosures of cash flow information:
Interest paid	$10,869	$6,512	$2,898
Income taxes paid (refunds received)	$(5,620)	$48,334	$5,010
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$168,931
Amounts accrued for capital and patent expenditures	$947	$172	$4,767

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

We operate as a single segment, Ionis operations, because our chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages our operations as a single operating segment. Refer to Note 12, Segment Information, for further details on our segment information.

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

Accounting rules require us to first determine if we have a contract with our partner or customer.

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

Refer to Note 4, Collaborative Arrangements and Licensing Agreements, for further discussion of our 2018 neurology collaboration with Biogen that included multiple agreements which we negotiated concurrently and in contemplation of one another.

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

As of December 31, 2024, approximately 95.6 percent of our contracts receivables were from three significant customers. As of December 31, 2023, approximately 87.8 percent of our contracts receivables were from one significant customer.

Unbilled Royalties

Our unbilled royalties represent our right to receive consideration from our partners in advance of when we are eligible to bill them for royalties. We include these unbilled amounts in other current assets in our consolidated balance sheets.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue in our consolidated balance sheets. During the years ended December 31, 2024 and 2023, we recognized $166.1 million and $78.2 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Research, Development and Patent Expenses

Our research, development and patent expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs, patents and other expenses that are directly related to our R&D operations. We expense R&D costs as we incur them. When we make payments for R&D services prior to the services being rendered, we record those amounts as prepaid assets in our consolidated balance sheets and we expense them as the services are provided. A portion of the costs included in R&D expenses are costs associated with our partner agreements. In 2024, 2023 and 2022, patent expenses were $5.3 million, $4.3 million and $4.7 million, respectively.

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

Diluted net loss per share

For the years ended December 31, 2024, 2023 and 2022, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	0.125 percent convertible senior notes, or 0.125% Notes;
●	Note hedges related to the 0.125% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the years ended December 31, 2024 and 2023, common stock underlying the 1.75 percent convertible senior notes, or 1.75% Notes, would also have had an anti-dilutive effect on net loss per share.

As of December 31, 2024, 2023 and 2022, we had outstanding warrants related to our 0% Notes and 0.125% Notes. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants. During 2024, 2023 and 2022, the market price of our common stock did not exceed the strike price of the warrants.

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

Stock Options and Stock Purchase Rights:

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. On the grant date, we use our stock price and assumptions regarding a number of variables to determine the estimated fair value of stock-based payment awards. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of stock options granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options granted based on historical exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the years ended December 31, 2024, 2023 and 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vest annually over a four-year period. The annual RSUs we granted to our board of directors after June 2020 fully vest after one year. The RSUs we granted to board members at their initial appointment to the board of directors vest annually over a three-year period.

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

We determine the fair value of the PRSUs using a Monte Carlo model because the performance target is based on our relative TSR, which represents a market condition. We are recognizing the grant date fair value of these awards as stock-based compensation expense using the accelerated multiple-option approach over the vesting period.

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

We also have equity investments of less than 20 percent ownership in public and private biotechnology companies that we received as part of a technology license or partner agreement. At December 31, 2024, we held equity investments in three publicly traded companies and seven privately held companies.

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

Inventories

We reflect our inventory in our consolidated balance sheets at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. Our inventory costs include material, labor and overhead costs. Our raw materials include active pharmaceutical ingredient, or API, for commercial medicines. We capitalize inventory costs related to drug products when we consider future commercialization to be probable and expect to realize future economic benefit. When evaluating whether to capitalize inventory costs, we consider various factors, including the likelihood of receiving required regulatory approvals, communications from regulatory agencies such as safety or efficacy concerns, underlying manufacturing processes and supply chain matters, shelf life of the inventory, market trends such as competition and pricing, potential legal matters and potential reimbursement strategies. We record inventory costs that do not meet our capitalization requirements as R&D expense in our consolidated statements of operations.

We review our inventory periodically and reduce the carrying value of items we consider to be slow moving or obsolete to their estimated net realizable value based on forecasted demand compared to quantities on hand. We consider several factors in estimating the net realizable value, including shelf life of our inventory and historical write-offs.

Capitalized Materials

We capitalize the costs of certain materials that we purchase for use in manufacturing our medicines in our clinical development programs because until we use these materials, they have alternative future uses. We can use these materials in multiple products and, as a result, each material has future economic value independent of the development status of any single medicine. We include capitalized materials in other current assets in our consolidated balance sheets and expense these costs as R&D expenses when the materials are used. We review our capitalized materials periodically for continued alternative future use and reduce the carrying value of items in the period in which an impairment is identified.

In 2024, we reclassified capitalized costs related to materials used in our clinical development programs from inventories to other current assets in our consolidated balance sheets. As such, we reclassified the respective prior period amounts to conform with the current year presentation.

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

We depreciate our leasehold improvements using the shorter of the estimated useful life or remaining lease term. We evaluate long-lived assets, which include property, plant and equipment, for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of such assets.

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

As of December 31, 2024, we had two outstanding convertible senior notes, our 1.75% Notes, which mature in June 2028, and our 0% Notes, which mature in April 2026. Our 0.125% Notes matured in December 2024. Refer to Note 7, Long-Term Obligations and Commitments, for further details on our convertible senior notes.

Call Spread

In conjunction with the issuance of our 0% Notes and 0.125% Notes in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480; therefore, we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our consolidated balance sheets. We reassess our ability to continue to classify any outstanding note hedges and warrants in shareholders’ equity at each reporting period. Refer to Note 7, Long-Term Obligations and Commitments, for further details on the call spread transactions.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, which provides updated guidance on segment reporting. The guidance requires public companies to disclose significant expenses that are regularly provided to the CODM, other segment items for each reportable segment and measures of segment profit or loss used by the CODM for allocating resources. In addition, the updated guidance requires public companies with a single reportable segment to provide all disclosures required under ASC 280, Segment Reporting, and public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. This update is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The guidance is applied on a retrospective basis for all periods presented in the financial statements, unless it is impracticable. We adopted the annual reporting requirements in our 2024 Annual Report on Form 10-K. We expect to adopt the interim reporting requirements in our Quarterly Report on Form 10-Q in the first quarter of 2025. Refer to Note 12, Segment Information, for further details on our segment information.

In December 2023, the FASB issued ASU 2023-09, which provides updated guidance on income tax disclosures. The new guidance requires companies to provide additional disaggregation of information related to the income tax rate reconciliation and income tax payments. In addition, the guidance eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This update is effective for annual periods beginning after December 15, 2024. Early adoption of this guidance is permitted. The guidance may be applied on a prospective or retrospective basis. We currently plan to adopt this guidance in our 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03, which requires public companies to disclose disaggregated expenses for certain expenses in the income statement. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption of this guidance is permitted. The guidance may be applied on a prospective or retrospective basis. We are currently assessing the impact and timing of adopting this update.

In November 2024, the FASB issued ASU 2024-04 to clarify the guidance for determining whether to account for early settlements of convertible debt as induced conversions or extinguishments. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. The guidance may be applied on a prospective or retrospective basis. We are currently assessing the impact and timing of adopting this update.

We do not expect any other recently issued accounting standards to have a material impact to our financial statements or disclosures.

2. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$5,557	$1,810
Work in process	6,679	5,477
Finished goods	276	154
Total inventories	$12,512	$7,441

Property, Plant and Equipment

Our property, plant and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer software, laboratory, manufacturing and other equipment	$86,540	$79,885
Building, building improvements and building systems	41,228	41,228
Leasehold improvements	54,375	28,276
Furniture and fixtures	9,855	9,844
	191,998	159,233
Less: Accumulated depreciation	(106,316)	(96,759)
	85,682	62,474
Land	8,569	8,569
Total	$94,251	$71,043

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Clinical expenses	$77,436	$105,967
In-licensing expenses	7,951	7,454
Commercial expenses	3,589	4,875
Other miscellaneous expenses	19,462	29,598
Total accrued liabilities	$108,438	$147,894

3. Revenues

During the years ended December 31, 2024, 2023 and 2022, our revenues were comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Commercial revenue:
SPINRAZA royalties	$216,090	$240,379	$242,314
WAINUA royalties	20,207	—	—
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	34,189	34,913	30,051
Other revenue	22,590	33,299	30,993
Total other commercial revenue	56,779	68,212	61,044
Total commercial revenue	293,076	308,591	303,358
Research and development revenue:
Collaborative agreement revenue	332,647	352,657	207,222
WAINUA joint development revenue	79,415	126,399	76,787
Total research and development revenue	412,062	479,056	284,009
Total revenue	$705,138	$787,647	$587,367

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

We earn commercial revenue primarily in the form of royalty payments on net sales of SPINRAZA and WAINUA. In 2024, we began earning royalties on net sales of WAINUA.

We earn commercial revenue from TEGSEDI and WAYLIVRA sales under our distribution agreements with Sobi. In addition, we receive royalties from PTC Therapeutics International Limited, or PTC, for TEGSEDI and WAYLIVRA sales. Refer to Note 4, Collaborative Arrangements and Licensing Agreements, for details on our commercialization partnerships with Sobi and PTC.

We also recognize as commercial revenue sales milestone payments and royalties we earn under our other collaborations.

In December 2024, the FDA approved TRYNGOLZA (olezarsen) in the U.S. for the treatment of familial chylomicronemia syndrome, or FCS. Our launch of TRYNGOLZA is currently underway.

Research and development revenue under collaboration agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D services and manufacturing services.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and may use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

Upfront payments: When we enter into a collaboration agreement and receive an upfront payment, we record the entire upfront payment as deferred revenue if our only performance obligation is for R&D services we will provide in the future. We amortize the upfront payment into revenue as we perform the R&D services. If part or all of the upfront payment is a license fee, we recognize as revenue the portion related to the license when we deliver the license to our partner because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery.

Milestone payments: We include variable consideration in the transaction price when it is probable. We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments. Similarly, we include regulatory milestone payments in the transaction price once the medicine is approved by the applicable regulatory agency. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

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

Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event and we do not have a remaining performance obligation. For example, in 2024, we earned a $10 million milestone payment from Biogen when the Ministry of Health, Labour and Welfare of Japan approved Biogen’s Japanese New Drug Application filing of QALSODY, which we recognized in full because we did not have any remaining performance obligations related to this milestone payment.

License fees: We recognize as revenue the total amount we determine to be the relative stand-alone selling price of a license when we deliver the license to our partner because our partner has full use of the license and we do not have any additional performance obligations related to the license after delivery.

WAINUA (Eplontersen) Collaboration with AstraZeneca

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize WAINUA for the treatment of transthyretin amyloidosis, or ATTR. Under the terms of the agreement, we received a $200 million upfront payment in 2021. Refer to Note 4, Collaborative Arrangements and Licensing Agreements, for further details on this collaboration.

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

Swedish Orphan Biovitrum AB (Sobi)

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

4. Collaborative Arrangements and Licensing Agreements

AstraZeneca

WAINUA (Eplontersen) Collaboration

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. The FDA and Health Canada approved eplontersen with the brand name, WAINUA, for hereditary ATTR, or ATTRv-PN, while the Medicines and Healthcare products Regulatory Agency, or MHRA, approved WAINUA for ATTRv-PN in the United Kingdom, or UK, as WAINZUA. Under the agreement, we are jointly developing WAINUA with AstraZeneca worldwide for ATTRv-PN and ATTR cardiomyopathy, or ATTR-CM. We are jointly commercializing WAINUA with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S.

Over the term of the collaboration, we are eligible to receive up to $3.6 billion, which is comprised of a $200 million upfront payment, up to $485 million in development and approval milestone payments and up to $2.9 billion in sales milestone payments. The agreement includes territory-specific development, commercial and medical affairs cost-sharing provisions. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S. From inception through December 31, 2024, we have received more than $465 million in payments under this collaboration. We will achieve the next payment of $200 million or $115 million upon regulatory approval of WAINUA for ATTR-CM in the U.S. or Europe, respectively, under this collaboration.

In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. As a result, we began earning royalties from WAINUA sales, which we recognize as commercial revenue in our consolidated statements of operations.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we recognize as revenue the 55 percent of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we recognize cost-share funding we receive from AstraZeneca related to these activities as a reduction of our commercial and medical affairs expenses. In the fourth quarter of 2024, we earned a $30 million milestone payment from AstraZeneca when the MHRA approved WAINZUA for ATTRv-PN in the UK. We recognized this milestone payment in full as joint development revenue because we did not have any remaining performance obligations related to the milestone payment.

Cardiovascular, Renal and Metabolic Collaboration

In addition to our collaboration for WAINUA, we have a collaboration with AstraZeneca focused on discovering and developing treatments for cardiovascular, renal and metabolic diseases, which we formed in 2015. In December 2024, we amended this collaboration agreement with AstraZeneca. The amendment changed future potential milestone payments and royalties we could receive under the collaboration. We determined there were no changes that would require adjustments to revenue we previously recognized because we had no ongoing performance obligations under the agreement. Under our collaboration, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us.

Over the term of the collaboration, we are eligible to receive up to $4.3 billion, which is comprised of a $65 million upfront payment, up to $175 million in license fees, up to $514 million in development milestone payments, up to $863 million in regulatory milestone payments and up to $2.8 billion in sales milestone payments. In addition, we are eligible to receive tiered royalties up to 10 percent on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 31, 2024, we have received more than $340 million in payments under this collaboration. We will achieve the next payment of up to $30 million if AstraZeneca advances a medicine under this collaboration.

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

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective period we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. For example, in the fourth quarter of 2024, we earned a $25 million payment when AstraZeneca licensed a compound from us. We recognized this payment in full in 2024 because we did not have any remaining performance obligations after we delivered the license to AstraZeneca.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with AstraZeneca	$129,759	$202,236	$79,160
Percentage of total revenue	18%	26%	13%

We did not have any deferred revenue from our relationship with AstraZeneca at December 31, 2024 and 2023.

Biogen

Marketed Medicines

SPINRAZA

In 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. From inception through December 31, 2024, we received more than $2.2 billion in total payments under this collaboration, including approximately $1.8 billion from SPINRAZA royalties and more than $425 million from R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of SPINRAZA. We have exclusive in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA. Biogen is responsible for all global development, regulatory and commercialization activities and costs for SPINRAZA. We completed our performance obligations under this collaboration in 2016.

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

QALSODY

In 2018, Biogen exercised its option to license QALSODY, our medicine that received accelerated approval from the FDA in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024 for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. As a result, Biogen is responsible for global development, regulatory and commercialization activities and costs for QALSODY. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. From inception through December 31, 2024, we received more than $110 million in total payments under this collaboration, including approximately $3 million from QALSODY royalties and $108 million from R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of QALSODY. We completed our performance obligations under this collaboration in 2020.

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

Over the term of the collaboration, we are eligible to receive up to $555 million if Biogen advances ION306, which is comprised of up to $45 million in development milestone payments, up to $110 million in regulatory milestone payments and up to $400 million in sales milestone payments. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2024, we received $85 million in payments under this collaboration. We will achieve the next payment of up to $45 million if Biogen initiates a Phase 3 trial under this collaboration.

Neurology Collaborations

We have multiple collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders, including our 2018 and 2012 neurology collaborations. Under these collaborations, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for certain neurological diseases and the option to license certain medicines resulting from these collaborations. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine.

Under our 2018 neurology collaboration, we are currently advancing multiple programs. For each medicine under this collaboration, we are eligible to receive up to $270 million, which is comprised of a $15 million license fee, up to $105 million in development milestone payments and up to $150 million in regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2024, we have received nearly $1.1 billion in payments under this collaboration, including payments to purchase our stock. We will achieve the next payment of up to $15 million if Biogen licenses a medicine under this collaboration.

At the commencement of our 2018 neurology collaboration, we determined our transaction price to be $552 million, comprised of $375 million from the upfront payment and $177 million for the premium paid by Biogen for its purchase of our common stock. We allocated the transaction price to our single performance obligation, which was to perform R&D services for Biogen. From inception through December 31, 2024, we have included $623 million in upfront and milestone payments in the transaction price for our R&D services performance obligation. We recognize revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation at the end of the contractual term in June 2028.

Under our 2012 neurology collaboration, Biogen exercised its option to license IONIS-MAPTRx, an investigational RNA-targeted medicine for the potential treatment of Alzheimer’s disease, or AD, in 2019. As a result, Biogen is responsible for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx. We are eligible to receive up to $185 million for the IONIS-MAPTRx program, which is comprised of a license fee of $45 million, up to $10 million in development milestone payments and up to $130 million in regulatory milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales of any medicines resulting from the IONIS-MAPTRx program. From inception through December 31, 2024, we have received more than $230 million in payments under this collaboration. We will achieve the next payment of $25 million if Biogen advances MAPTRx into Phase 3 development under this collaboration.

At the commencement of our 2012 neurology collaboration, we identified two separate performance obligations as our development work for IONIS-MAPTRx and ION582. We completed our R&D services performance obligations for IONIS-MAPTRx and ION582 in 2022 and 2024, respectively. From inception through the completion of our performance obligations, we have included $57 million in the transaction price for our IONIS-MAPTRx development performance obligation. From inception through the completion of our performance obligations, we have included $68 million in milestone payments in the transaction price for our ION582 development performance obligation. We recognized revenue for our R&D services performance obligations as we performed services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations.

In the second quarter of 2024, Biogen’s option to license ION582, an investigational antisense medicine for the potential treatment of Angelman syndrome, or AS, expired unexercised. As a result, we recognized $30 million of R&D revenue from previously deferred milestone payments related to the ION582 study because we did not have any remaining performance obligations.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with Biogen	$368,058	$350,146	$366,696
Percentage of total revenue	52%	44%	62%

Our consolidated balance sheets at December 31, 2024 and 2023 included deferred revenue of $211.0 million and $307.4 million, respectively, from our relationship with Biogen.

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

Over the term of the collaboration, we are eligible to receive nearly $260 million, which is comprised of a $25 million license fee, up to $42.5 million in development milestone payments, up to $120 million in regulatory milestone payments and up to $70 million in sales milestone payments if GSK successfully develops and commercializes bepirovirsen. In addition, we are eligible to receive tiered royalties up to the low-teens on net sales of bepirovirsen. From inception through December 31, 2024, we have received more than $105 million in an upfront payment and payments related to the HBV program.

We completed our R&D services performance obligations in 2015. Therefore, we do not have any remaining performance obligations under our collaboration with GSK. However, we can still earn additional payments and royalties as GSK advances the HBV program. In 2023, we earned a $15 million milestone payment when GSK initiated a Phase 3 program of bepirovirsen. We recognized this milestone payment as R&D revenue in full in 2023 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if the FDA accepts an NDA filing of bepirovirsen for review.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with GSK	$—	$15,000	$—
Percentage of total revenue	0%	2%	0%

We did not have any deferred revenue from our relationship with GSK at December 31, 2024 and 2023.

Novartis

Pelacarsen Collaboration

In 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in 2019.

Over the term of the collaboration, we are eligible to receive up to $900 million, which is comprised of a $75 million upfront payment, a $150 million license fee, a $25 million development milestone payment, up to $290 million in regulatory milestone payments and up to $360 million in sales milestone payments. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. From inception through December 31, 2024, we have received more than $275 million in payments under this collaboration. We will achieve the next payment of $50 million if the FDA accepts an NDA filing for pelacarsen.

At the commencement of this collaboration, we determined our transaction price to be $108.4 million, comprised of the $75 million from the upfront payment, $28.4 million for the premium paid by Novartis for its purchase of our common stock and $5.0 million for the potential premium Novartis would have paid if they purchased our common stock in the future. We identified four separate performance obligations as the R&D services and API for pelacarsen and olezarsen. We recognized revenue for our R&D services performance obligations as we performed services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations. We completed our R&D services performance obligations for olezarsen and pelacarsen in 2019. As such, we recognized all revenue we allocated to the olezarsen and pelacarsen R&D services as of the end of 2019. From inception through the completion of our performance obligations, we have included $104 million in payments in the transaction price for our R&D services performance obligations under this collaboration.

As described in the Biogen SPINRAZA section above, in 2023, we entered into a royalty purchase agreement with Royalty Pharma. Under the agreement, in addition to a minority interest in SPINRAZA royalties, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen. Refer to Note 7, Long-Term Obligations and Commitments, for further discussion of this agreement.

New Medicine for the Treatment of Lp(a)-Driven Cardiovascular Disease

In August 2023, we entered into a collaboration and license agreement with Novartis for the discovery, development and commercialization of a novel medicine for patients with Lp(a)-driven cardiovascular disease, or lipoprotein(a)-driven CVD. Novartis is solely responsible for the development, manufacturing and potential commercialization of the next generation Lp(a) therapy.

Over the term of the collaboration, we are eligible to receive up to $730 million, which is comprised of a $60 million upfront payment, up to $155 million in development milestone payments, up to $105 million in regulatory milestone payments and up to $410 million in sales milestone payments. In addition, we are eligible to receive tiered royalties ranging from 10 percent to 20 percent on net sales. From inception through December 31, 2024, we have received more than $65 million from payments under this collaboration. We will achieve the next payment of $10 million if Novartis advances a medicine under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Novartis. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in the third quarter of 2024. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. From inception through the completion of our performance obligation, we have included $65 million in upfront and milestone payments in the transaction price for our R&D services performance obligation under this collaboration.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with Novartis (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with Novartis	$37,762	$30,194	$237
Percentage of total revenue	5%	4%	Less than 1%

Our consolidated balance sheets at December 31, 2024 and 2023 included deferred revenue of $4.2 million and $30.0 million, respectively, from our relationship with Novartis.

Roche

Sefaxersen (IONIS-FB-LRx) for Complement-Mediated Diseases

In 2018, we entered into a collaboration agreement with Roche to develop sefaxersen (IONIS-FB-LRx) for the treatment of complement-mediated diseases, including immunoglobulin A nephropathy, or IgAN, and geographic atrophy, or GA. In April 2023, Roche initiated a Phase 3 study of sefaxersen in patients with IgAN.

After positive data from a Phase 2 clinical study in patients with IgAN, Roche licensed sefaxersen in 2022 for $35 million. As a result, Roche is responsible for global development, regulatory and commercialization activities, and costs for sefaxersen. In 2022, we amended our sefaxersen collaboration agreement with Roche. The amendment changed future potential milestone payments we could receive under the collaboration. We determined there were no changes that would require adjustments to revenue we previously recognized.

In July 2024, Roche discontinued development of sefaxersen for the treatment of GA, following the completion of the Phase 2 study, which showed a favorable safety profile and target engagement, but insufficient efficacy to advance into Phase 3 development.

Over the term of the sefaxersen collaboration for the treatment of IgAN, we are eligible to receive up to $430 million, which is comprised of a $35 million license fee, up to $25 million in development milestone payments, up to $90 million in regulatory milestone payments and up to $280 million in sales milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2024, we have received more than $140 million in payments under this collaboration. We will achieve the next payment of $23.5 million if Roche advances sefaxersen for the treatment of IgAN under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for Roche. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in the fourth quarter of 2024. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. From inception through the completion of our performance obligation, we have included $97 million in upfront and milestone payments in the transaction price for our R&D services performance obligation under this collaboration.

Huntington’s Disease
In 2013, we entered into an agreement with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche, to develop treatments for Huntington’s disease, or HD, based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. As a result, Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive up to $395 million, which is comprised of a $30 million upfront payment, a $45 million license fee, up to $70 million in development milestone payments, up to $170 million in regulatory milestone payments and up to $80 million in sales milestone payments as tominersen advances. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this collaboration. From inception through December 31, 2024, we have received more than $150 million in payments under this collaboration. We will achieve the next payment of $17.5 million if Roche advances a medicine under this collaboration.

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

In 2023, Roche initiated the Phase 2, GENERATION HD2, study of tominersen in patients with prodromal or early manifest HD. Roche is focusing on early-stage and younger patients based on the post-hoc analyses from the GENERATION HD1 study that suggested tominersen may benefit these patient groups. We do not have any remaining performance obligations related to tominersen under this collaboration with Roche; however, we can still earn additional payments and royalties as Roche advances tominersen.

RNA-Targeting Medicines for Alzheimer’s Disease and Huntington’s Disease

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

Over the term of the collaboration, we are eligible to receive up to $625 million, which is comprised of a $60 million upfront payment, up to $167 million in development milestone payments and up to $398 million in sales milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales. From inception through December 31, 2024, we have received more than $60 million in payments under this collaboration. We will achieve the next payment of $7.5 million if we advance a medicine under this collaboration.

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

We are recognizing revenue for our R&D services performance obligations as we perform services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations. We completed our performance obligation for the investigational medicine for AD in June 2024. We currently estimate we will satisfy our performance obligation for the investigational medicine HD at the end of the research term of July 2025.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with Roche	$39,871	$48,838	$67,202
Percentage of total revenue	6%	6%	11%

Our consolidated balance sheets at December 31, 2024 and 2023 included deferred revenue of $7.7 million and $36.7 million, respectively, from our relationship with Roche.

Commercialization Partnerships

Otsuka

In December 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize donidalorsen in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for donidalorsen in the Asia-Pacific region. As a result, we received a $20 million upfront payment from Otsuka. We are responsible for the ongoing development of donidalorsen. We retained the rights to commercialize donidalorsen in the U.S. and in the rest of the world, assuming regulatory approval.

Over the term of this collaboration, we are eligible to receive up to $290 million, which is comprised of $85 million in upfront payments, up to $65 million in regulatory milestone payments and up to $140 million in sales milestone payments. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. In the fourth quarter of 2024, we earned a $15 million milestone payment from Otsuka when the EMA accepted our Marketing Authorization Application, or MAA, filing for donidalorsen in the European Union, or EU. We will achieve the next payment of $15 million if the European Commission approves donidalorsen under this collaboration.

We identified two performance obligations under this agreement, comprised of our license of donidalorsen to Otsuka and R&D services for donidalorsen. We determined the transaction price to be $85 million, comprised of the following:

●	$65 million from the upfront payment we received in 2023; and
●	$20 million from the upfront payment we received in 2024.

We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●	$73.5 million for the license of donidalorsen; and
●	$11.5 million for the R&D services for donidalorsen.

We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligations in March 2026.

In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen worldwide. We are responsible for the ongoing development of ulefnersen.

From inception through December 31, 2024, we have received more than $95 million in payments under these collaborations.

During the year ended December 31, 2024, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amount):

	Year Ended December 31,
	2024	2023
Revenue from our relationship with Otsuka	$46,856	$56,480
Percentage of total revenue	7%	7%

Our consolidated balance sheets at December 31, 2024 and 2023 included deferred revenue of $6.7 million and $8.5 million, respectively, from our relationship with Otsuka.

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

In October 2023, our distribution agreement for TEGSEDI in North America was terminated and Sobi began transitioning responsibilities to us. Following the transition, we discontinued TEGSEDI in North America in 2024. During the years ended December 31, 2024, 2023 and 2022, we earned nominal revenue from our distribution agreement with Sobi for TEGSEDI in North America.

Technology Enhancement Collaborations

Bicycle Therapeutics

In 2020, we entered into a collaboration agreement with Bicycle and obtained an option to license its peptide technology that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. In 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. As part of our stock purchase, we entered into a lockup agreement with Bicycle that restricted our ability to trade our Bicycle shares for one year. In 2021, we recorded a $7.2 million equity investment for the shares we received in Bicycle. We recognized the remaining $34.8 million as R&D expense in 2021. We will pay Bicycle milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

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

Other Agreements
Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, we co-exclusively (with ourselves) licensed to Alnylam our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi therapeutics, with Alnylam having the exclusive right to grant platform sublicenses for double-stranded RNAi. In exchange for such rights, we are eligible to earn a technology access fee, participate in fees from Alnylam’s partnering programs and earn future milestone and royalty payments from Alnylam. We retained exclusive rights to our patents for single-stranded antisense therapeutics and for a limited number of double-stranded RNAi therapeutic targets and all rights to single-stranded RNAi, or ssRNAi, therapeutics. In turn, Alnylam nonexclusively licensed to us its patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, ssRNAi therapeutics, and to research double-stranded RNAi compounds. We also received a license to develop and commercialize double-stranded RNAi therapeutics targeting a limited number of therapeutic targets on a nonexclusive basis. Additionally, in 2015, we and Alnylam entered into an alliance in which we cross-licensed intellectual property. Under this alliance, we and Alnylam each obtained exclusive license rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets. Alnylam also granted us a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. In turn, we granted Alnylam a royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics.

During the years ended December 31, 2024, 2023 and 2022, we earned the following revenue from our relationship with Alnylam (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Revenue from our relationship with Alnylam	$8,110	$28,426	$21,389
Percentage of total revenue	1%	4%	4%

We did not have any deferred revenue from our relationship with Alnylam at December 31, 2024 and 2023.

5. Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2024:

One year or less	69%
After one year but within two years	24%
After two years but within three and a half years	7%
Total	100%

As illustrated above, at December 31, 2024, 93 percent of our available-for-sale securities had a maturity of less than two years.

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

At December 31, 2024, we had an ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$593,810	$487	$(240)	$594,057
Debt securities issued by U.S. government agencies	143,647	287	(39)	143,895
Debt securities issued by the U.S. Treasury (1)	657,285	825	(120)	657,990
Debt securities issued by states of the U.S. and political subdivisions of the states	7,516	8	—	7,524
Total securities with a maturity of one year or less	1,402,258	1,607	(399)	1,403,466
Corporate debt securities	439,561	723	(2,275)	438,009
Debt securities issued by U.S. government agencies	65,255	137	(289)	65,103
Debt securities issued by the U.S. Treasury	149,086	124	(476)	148,734
Other municipal debt securities	698	—	(2)	696
Total securities with a maturity of more than one year	654,600	984	(3,042)	652,542
Total available-for-sale securities	$2,056,858	$2,591	$(3,441)	$2,056,008
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$26	$(6,660)	$5,263
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	$35,012	$25,027	$(13,753)	$46,286
Total available-for-sale and equity securities	$2,091,870	$27,618	$(17,194)	$2,102,294

	Amortized	Gross Unrealized		Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities (1)	$559,967	$157	$(2,625)	$557,499
Debt securities issued by U.S. government agencies	224,711	64	(611)	224,164
Debt securities issued by the U.S. Treasury (1)	513,784	152	(1,889)	512,047
Debt securities issued by states of the U.S. and political subdivisions of the states	17,757	42	(113)	17,686
Total securities with a maturity of one year or less	1,316,219	415	(5,238)	1,311,396
Corporate debt securities	243,151	1,270	(692)	243,729
Debt securities issued by U.S. government agencies	110,138	547	(21)	110,664
Debt securities issued by the U.S. Treasury	294,873	1,239	(480)	295,632
Debt securities issued by states of the U.S. and political subdivisions of the states	3,466	7	(4)	3,469
Total securities with a maturity of more than one year	651,628	3,063	(1,197)	653,494
Total available-for-sale securities	$1,967,847	$3,478	$(6,435)	$1,964,890
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$236	$(5,832)	$6,301
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(5,125)	42,991
Total equity securities	$35,012	$25,237	$(10,957)	$49,292
Total available-for-sale and equity securities	$2,002,859	$28,715	$(17,392)	$2,014,182
________________
(1)	Includes investments classified as cash equivalents in our consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the year ended December 31, 2024, we recorded a $1.0 million net unrealized loss in our consolidated statement of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the year ended December 31, 2024, we recorded a $2.0 million net unrealized loss in our consolidated statements of operations related to observable price changes of our investments in privately held companies.

The following is a summary of our investments we considered to be temporarily impaired at December 31, 2024 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	274	$488,949	$(2,463)	$27,713	$(52)	$516,662	$(2,515)
Debt securities issued by U.S. government agencies	30	67,854	(328)	—	—	67,854	(328)
Debt securities issued by the U.S. Treasury	38	252,926	(503)	24,173	(93)	277,099	(596)
Debt securities issued by states of the U.S. and political subdivisions of the states	3	643	—	129	—	772	—
Other municipal debt securities	1	696	(2)	—	—	696	(2)
Total temporarily impaired securities	346	$811,068	$(3,296)	$52,015	$(145)	$863,083	$(3,441)

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

6. Fair Value Measurements

The following tables present the major security types we held at December 31, 2024 and 2023 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$180,445	$180,445	$—
Corporate debt securities (2)	1,032,066	—	1,032,066
Debt securities issued by U.S. government agencies (2)	208,998	—	208,998
Debt securities issued by the U.S. Treasury (2)	806,724	806,724	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	7,524	—	7,524
Other municipal debt securities (2)	696	—	696
Publicly traded equity securities included in other current assets (3)	5,263	5,263	—
Total	$2,241,716	$992,432	$1,249,284

	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$185,424	$185,424	$—
Corporate debt securities (4)	801,228	—	801,228
Debt securities issued by U.S. government agencies (2)	334,828	—	334,828
Debt securities issued by the U.S. Treasury (2)	807,679	807,679	—
Debt securities issued by states of the U.S. and political subdivisions of the states (2)	21,155	—	21,155
Publicly traded equity securities included in other current assets (3)	6,301	6,301	—
Total	$2,156,615	$999,404	$1,157,211
________________
(1)	Included in cash and cash equivalents in our consolidated balance sheets.

(2)	Included in short-term investments in our consolidated balance sheets.

(3)	Included in other current assets in our consolidated balance sheets.

(4)	$33.0 million was included in cash and cash equivalents, with the difference included in short-term investments in our consolidated balance sheets.

Convertible Notes

Our 1.75% Notes and 0% Notes had a fair value of $569.3 million and $612.8 million at December 31, 2024, respectively. Our 1.75% Notes, 0% Notes and 0.125% Notes had a fair value of $661.1 million, $667.8 million and $42.4 million at December 31, 2023, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

7. Long-Term Obligations and Commitments

The carrying value of our long-term obligations was as follows (in thousands):

	December 31,
	2024	2023
1.75% convertible senior notes	$565,026	$562,285
0% convertible senior notes	628,535	625,380
Liability related to sale of future royalties	542,212	513,736
Lease liabilities	170,869	178,969
Mortgage debt	8,714	8,859
Other obligations	43,425	33,714
Total	$1,958,781	$1,922,943
Less: current portion	(9,279)	(8,831)
Total Long-Term Obligations	$1,949,502	$1,914,112

As of December 31, 2023, our 0.125% Notes was classified as a current liability because they matured in December 2024.

Convertible Debt and Call Spread

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of our 0.125% Notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million in principal of our 0.125% Notes. In December 2024, we used $44.5 million of the net proceeds to settle the remaining principal balance of our 0.125% Notes upon maturity.

At December 31, 2024, we had the following 1.75% Notes outstanding (in millions, except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$10.0
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes. We used $319.0 million of the net proceeds from the issuance of our 0% Notes to pay the remaining $309.9 million principal balance of our 1% convertible senior notes, or 1% Notes, in 2021.

At December 31, 2024, we had the following 0% Notes outstanding (in millions, except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$4.0
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

As discussed above, in 2023, we repurchased $504.4 million of our 0.125% Notes. As a result of the repurchase, we recognized a $13.4 million gain on the early retirement of debt, which we recorded as other income in our consolidated statement of operations for the year ended December 31, 2023. The gain on the early retirement of our debt is the difference between the amounts paid to repurchase our 0.125% Notes and the net carrying balance of the liability at the time that we completed the repurchases. We paid the remaining principal balance of our 0.125% Notes with $44.5 million of cash at maturity in December 2024.

In conjunction with the issuance of our 0.125% Notes in 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes by increasing the effective conversion price on our 0.125% Notes. We increased our effective conversion price from $83.28 to $123.38 with the same number of underlying shares as our 0.125% Notes. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes, our note hedges were subject to adjustment. Additionally, our note hedges were exercisable upon conversion of the 0.125% Notes. The note hedges expired upon maturity of the 0.125% Notes in December 2024. The warrants will expire in March 2025. The note hedges and warrants were separate transactions and were not part of the terms of our 0.125% Notes. The holders of the 0.125% Notes did not have any rights with respect to the note hedges and warrants.

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheets. Refer to Note 1, Organization and Significant Accounting Policies, for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Other Terms of Convertible Senior Notes

The 1.75% and 0% Notes are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The 0.125% Notes were subject to similar terms.

Our total interest expense for our outstanding senior convertible notes for the years ended December 31, 2024, 2023 and 2022 included $6.1 million, $5.9 million and $5.3 million, respectively, of non-cash interest expense related to the amortization of debt issuance costs for our convertible notes.

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

Debt Maturity Schedules

Annual convertible and mortgage debt maturities, including fixed and determinable interest, at December 31, 2024 are as follows (in thousands):

2025	$10,657
2026	643,157
2027	18,737
2028	580,091
2029	60
Thereafter	360
Total debt and mortgage maturities	$1,253,062
Less: Current portion included in other current liabilities	(165)
Less: Fixed and determinable interest	(36,511)
Less: Debt issuance costs	(13,981)
Total debt	$1,202,405

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

Oceanside Lease

In 2022, we entered into a build-to-suit lease agreement to lease a development chemistry and manufacturing facility to be constructed by the lessor in Oceanside, California. We capitalized costs that we incurred related to the design and development of tenant improvements as construction-in-progress in our consolidated balance sheets. In 2023, we reached a mutual agreement with the lessor to terminate the lease agreement. As a result, we recorded a charge of $20 million, primarily associated with the impairment of construction-in-progress assets, within SG&A expense in our consolidated statements of operations.

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

Amounts related to our operating leases were as follows (dollar amounts in millions):

At December 31, 2024
Right-of-use operating lease assets	$161.9
Operating lease liabilities	$170.9
Weighted average remaining lease term	12.1 years
Weighted average discount rate	6.9%

During the years ended December 31, 2024, 2023, and 2022 we paid $20.5 million, $20.1 million and $4.0 million of lease payments, which were included in operating activities in our consolidated statements of cash flows.

As of December 31, 2024, the future payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Year ending December 31,
2025	$20,870
2026	21,032
2027	21,054
2028	20,973
2029	18,687
Thereafter	157,622
Total minimum lease payments	260,238
Less: Imputed interest	(89,369)
Less: Current portion (included in other current liabilities)	(9,064)
Total long-term lease liabilities	$161,805

Rent expense was $23.2 million, $23.1 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of December 31, 2024 and 2023, the estimated effective interest rate under the agreement was 13.5 percent.

The following is a summary of our liability related to sale of future royalties for the year ended December 31, 2024 (in thousands):

Proceeds from sale of future royalties in January 2023	$500,000
Issuance costs related to sale of future royalties	(10,434)
Royalty payments to Royalty Pharma	(44,628)
Interest expense related to sale of future royalties	68,238
Amortization of issuance costs related to sale of future royalties	560
Net liability related to sale of future royalties as of December 31, 2023	513,736
Royalty payments to Royalty Pharma	(44,981)
Interest expense related to sale of future royalties	72,846
Amortization of issuance costs related to sale of future royalties	611
Net liability related to sale of future royalties as of December 31, 2024	$542,212

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

8. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15 million shares of “blank check” Preferred Stock. As of December 31, 2024, there were no shares of Preferred Stock outstanding. We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2024.

Common Stock

At December 31, 2024 and 2023, we had 300 million shares of common stock authorized, of which 157.9 million and 144.3 million were issued and outstanding, respectively. As of December 31, 2024, total common shares reserved for future issuance were 48.0 million.

During the years ended December 31, 2024, 2023 and 2022, we issued 2.1 million, 2.3 million and 1.2 million shares of common stock, respectively, for stock option exercises, vesting of restricted stock units, and ESPP purchases. We received net proceeds from these transactions of $33.6 million, $49.4 million and $6.4 million in 2024, 2023 and 2022, respectively.

In September 2024, we completed the sale of 11.5 million shares of our common stock through a public offering at a price of $43.50 per share. We received net proceeds of $489.1 million from the sale of these shares net of underwriting discounts and commissions and other offering expenses of $11.2 million.

Stock Plans

1989 Stock Option Plan

In 1989, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that, as amended, provides for the issuance of non-qualified and incentive stock options for the purchase of up to 20.0 million shares of common stock to our employees, directors, and consultants. The plan expired in January 2024. The 1989 Stock Option Plan, or 1989 Plan, did not allow us to grant stock bonuses or restricted stock awards and prohibited us from repricing any options outstanding under the plan unless our stockholders approved the repricing. Options vested over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vested ratably, on a monthly basis, thereafter and had a term of seven years. At December 31, 2024, no options were outstanding and no shares were available for future grant under the 1989 Plan.

2011 Equity Incentive Plan

In 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards to our employees, directors, and consultants. In June 2015, May 2017 and June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan, or 2011 Plan, to increase the total number of shares reserved for issuance. We increased the shares available under our 2011 Equity Incentive Plan from 5.5 million to 11.0 million in June 2015, from 11.0 million to 16.0 million in May 2017 and from 16.0 million to 23.0 million in June 2019. In June 2021, after receiving approval from our stockholders, we amended our 2011 Plan. The amendment increased the total number of shares of common stock authorized for issuance under the 2011 Plan from 23.0 million to 29.7 million and added a fungible share counting ratio whereby the share reserve will be reduced by 1.7 shares for each share of common stock issued pursuant to a full value award (i.e., RSU or PRSU) and increased by 1.7 shares for each share of common stock returning from a full value award. In June 2023, after receiving approval from our stockholders, we amended our 2011 Plan to increase the total number of shares of common stock authorized for issuance under the 2011 Plan from 29.7 million to 35.2 million. In June 2024, after receiving approval from our stockholders, we amended our 2011 Plan to increase the total number of shares of common stock authorized for issuance under the 2011 Plan from 35.2 million to 38.5 million.

The plan expires in June 2031. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options, RSU and PRSU awards to our employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four-year period. At December 31, 2024, a total of 13.3 million options were outstanding, of which 9.0 million were exercisable, 3.9 million restricted stock unit awards were outstanding, and 7.3 million shares were available for future grant under the 2011 Plan.

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

The plan expires in December 2025. The 2020 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options and RSU awards to our eligible employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2020 Plan which vest annually over a four-year period. At December 31, 2024, a total of 0.5 million options were outstanding, of which 0.2 million were exercisable, 0.2 million restricted stock unit awards were outstanding, and 0.8 million shares were available for future grant under the 2020 Plan.

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

Options under this plan expire 10 years from the date of grant. At December 31, 2024, a total of 0.9 million options were outstanding, of which 0.8 million were exercisable, 52,000 restricted stock unit awards were outstanding, and 0.4 million shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder. In each of the subsequent years until 2019, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 3.2 million shares authorized under the plan as of December 31, 2024. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10 percent of each employee’s compensation) at the lower of 85 percent of fair market value at the beginning of the purchase period or the end of each purchase period. Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase. During 2024, employees purchased and we issued to employees 0.1 million shares under the ESPP at a weighted average price of $35.93 per share. At December 31, 2024, there were 0.3 million shares available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2024 (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	14,091	$48.43
Granted	2,729	$49.77
Exercised	(399)	$39.55
Cancelled/forfeited/expired	(1,704)	$54.40
Outstanding at December 31, 2024	14,717	$48.23	5.27	$4,692
Exercisable at December 31, 2024	10,089	$49.85	3.66	$3,460

The weighted-average estimated fair values of options granted were $24.37, $19.72 and $18.66 for the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $3.6 million, $6.0 million and $1.4 million, respectively, which we determined as of the date of exercise. The amount of cash received from the exercise of stock options was $15.8 million, $65.1 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the weighted-average fair value of options exercised was $48.59. As of December 31, 2024, total unrecognized compensation cost related to non-vested stock options was $43.7 million. We expect to recognize this cost over a weighted average period of 1.1 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	3,239	$43.40
Granted	2,005	$50.92
Vested	(1,185)	$46.88
Cancelled/forfeited	(228)	$46.83
Non-vested at December 31, 2024	3,831	$46.06

For the years ended December 31, 2024, 2023 and 2022, the weighted-average grant date fair value of RSUs granted was $50.92, $40.51 and $36.14 per RSU, respectively. As of December 31, 2024, total unrecognized compensation cost related to RSUs was $72.6 million. We expect to recognize this cost over a weighted average period of 1.3 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Performance Restricted Stock Unit Activity

The following table summarizes the PRSU activity for the year ended December 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	226	$56.04
Granted	179	$78.41
Vested	(73)	$53.35
Cancelled/forfeited	(25)	$68.21
Non-vested at December 31, 2024	307	$66.72

For the years ended December 31, 2024, 2023 and 2022, the weighted-average grant date fair value of PRSUs granted was $78.41, $57.43 and $42.28 per PRSU, respectively. As of December 31, 2024, total unrecognized compensation cost related to PRSUs was $10.4 million. We expect to recognize this cost over a weighted average period of 1.4 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Stock-based Compensation Expense and Valuation Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$767	$499	$533
Research, development and patent	92,403	77,826	73,704
Selling, general and administrative	37,030	27,484	26,027
Stock-based compensation expense, net of amounts capitalized	$130,200	$105,809	$100,264
Capitalized stock-based compensation expense	799	—	—
Total stock-based compensation expense	$130,999	$105,809	$100,264

Stock-based compensation expense increased in 2024 compared to 2023 due to increased headcount and a higher stock price on the grant date of annual equity awards in 2024 compared to 2023. Refer to Note 1, Organization and Significant Accounting Policies, for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the years ended December 31, 2024, 2023 and 2022, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	3.8%	2.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	43.7%	46.8%	54.5%
Expected life	6.3 years	6.3 years	6.3 years

Board of Director Stock Options:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.5%	3.8%	2.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	49.8%	52.7%	56.2%
Expected life	7.5 years	7.7 years	7.4 years

ESPP:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.2%	5.3%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility	37.8%	36.0%	50.1%
Expected life	6 months	6 months	6 months

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

Expected Life. The expected term of stock options we have granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options we have granted based on actual and projected exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the years ended December 31, 2024, 2023 and 2022. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

Forfeitures. We reduce stock-based compensation expense for estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

9. Income Taxes

Loss before income taxes is comprised of (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(460,712)	$(334,707)	$(258,493)
Foreign	644	742	508
Loss before income taxes	$(460,068)	$(333,965)	$(257,985)

Our income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(5,492)	$35,861	$10,522
State	(848)	(3,687)	1,129
Foreign	169	147	86
Total current income tax expense (benefit)	(6,171)	32,321	11,737

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred income tax benefit	—	—	—
Total income tax expense (benefit)	$(6,171)	$32,321	$11,737

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
Pre-tax loss	$(460,068)		$(333,965)		$(257,985)

Statutory rate	(96,614)	21.0%	(70,133)	21.0%	(54,177)	21.0%
State income tax net of federal benefit	(11,889)	2.6%	(22,597)	6.8%	(13,622)	5.3%
Foreign	15	0.0%	(22)	0.0%	(49)	0.0%
Net change in valuation allowance	152,590	(33.2)%	175,388	(52.5)%	104,951	(40.7)%
Tax credits	(53,497)	11.6%	(67,131)	20.1%	(39,729)	15.4%
Tax rate change	10,815	(2.4)%	1,023	(0.3)%	(3,091)	1.2%
Non-deductible compensation	1,895	(0.4)%	3,814	(1.1)%	3,023	(1.2)%
Other non-deductible items	188	0.0%	327	(0.1)%	57	0.0%
Foreign-derived intangible income benefit	(21,071)	4.6%	(7,493)	2.2%	—	—
Stock-based compensation	10,732	(2.3)%	19,546	(5.9)%	14,030	(5.4)%
Other	665	(0.2)%	(401)	0.1%	344	(0.1)%
Effective rate	$(6,171)	1.3%	$32,321	(9.7)%	$11,737	(4.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryovers	$95,851	$77,964
Tax credits	310,703	239,962
Deferred revenue	54,063	71,683
Stock-based compensation	82,660	77,468
Intangible and capital assets	93,541	104,380
Convertible debt	9,310	16,849
Capitalized research and development expenses	323,560	238,738
Long-term lease liabilities	41,481	43,718
Sale of future royalties	148,918	144,608
Other	14,024	10,343
Total deferred tax assets	$1,174,111	$1,025,713

Deferred Tax Liabilities:
Fixed assets	(5,719)	(4,166)
Right-of-use assets	(36,788)	(42,007)
Other	(1,896)	(1,910)
Net deferred tax asset	$1,129,708	$977,630
Valuation allowance	(1,129,708)	(977,630)
Total net deferred tax assets and liabilities	$—	$—

As of December 31, 2024, we maintained a full valuation allowance on our net deferred tax assets. We determined the valuation allowance in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Our recent history of cumulative losses and expected near-term future losses require us to record a full valuation allowance against all net deferred tax assets. We will maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our valuation allowance increased by $152 million from December 31, 2023 to December 31, 2024. The increase was primarily related to increases in our deferred tax assets for capitalized research and development expenses and tax credits.

At December 31, 2024, we had federal and state, primarily California, tax net operating loss carryforwards of $290.2 million and $526.9 million, respectively. Our federal tax loss carryforwards are available indefinitely. Our California tax loss carryforwards will begin to expire in 2032. At December 31, 2024, we also had federal and California research and development tax credit carryforwards of $234.2 million and $137.6 million, respectively. Our federal research and development tax credit carryforwards will begin to expire in 2037. Our California research and development tax credit carryforwards are available indefinitely.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance of unrecognized tax benefits	$43,298	$56,567	$55,085
Decrease for lapse of statute of limitations	(7,579)	(14,993)	—
Decrease for prior period tax positions	(110)	(737)	(267)
Increase for prior period tax positions	1,902	429	259
Increase for current period tax positions	3,650	2,032	1,490
Ending balance of unrecognized tax benefits	$41,161	$43,298	$56,567

Included in the balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 was $0.3 million, $0.3 million and $6.2 million respectively, that if we recognized, could impact our effective tax rate, subject to our remaining valuation allowance.

We do not expect any material changes to our gross unrecognized tax benefits within the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2024, 2023 and 2022, we recognized $0.1 million, $0.1 million and $0.8 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. U.S. tax years 2021 through 2023 remain open to examination and tax years 2020 through 2023 remain open to examination by major state taxing jurisdictions, primarily California, although net operating loss and credit carryforwards generated prior to these periods may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have been used in an open period or are used in a future period.

Accounting guidance for income taxes requires a deferred tax liability to be established for the tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. If our foreign earnings were to be repatriated in the future, the estimated tax liability would be insignificant.

10. Employment Benefits

We have employee 401(k) salary deferral plans covering all employees. Employees could make contributions by withholding a percentage of their salary up to the IRS annual limits of $23,000 and $30,500 in 2024 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $8.6 million, $7.1 million and $5.6 million in matching contributions for the years ended December 31, 2024, 2023 and 2022, respectively.

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

12. Segment Information

We operate as a single operating segment, Ionis operations, focused on the research, development and commercialization of our RNA-targeted medicines to bring better futures to people with serious diseases. As the CODM, our Chief Executive Officer manages our company, reviews operating results, assesses performance and allocates resources on an aggregate basis using consolidated net income or loss as the key measure of segment profit or loss. As such, results of our operations are reported on a consolidated basis for purposes of management and segment reporting.

Ionis operations derives its revenues from commercial and R&D revenue sources. Refer to Note 3, Revenues, for further details on our sources of revenue.

The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenue	$705,138	$787,647	$587,367

Less:
Cost of sales	10,415	8,686	13,447
Drug discovery	114,350	125,649	181,302
Drug development	527,259	530,332	426,225
Medical affairs	27,229	19,454	15,948
Manufacturing and development chemistry	57,729	65,293	76,162
R&D support	82,559	81,019	59,840
Selling, general and administrative	230,478	205,135	124,370
Other segment items (1)	109,016	118,365	(40,205)

Consolidated net loss	$(453,897)	$(366,286)	$(269,722)

(1)	Other segment items include stock-based compensation expense, investment income, interest expense, gain or loss on investments, other income or expense and income tax expense or benefit.

13. Fourth Quarter Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized fourth quarter data for 2024 and 2023 are as follows (in thousands, except per share data).

Three Months Ended December 31,	2024	2023
Revenue (1)	$226,577	$324,505
Operating expenses (2)	$337,398	$330,627
Loss from operations	$(110,821)	$(6,122)
Net loss	$(104,349)	$(9,263)
Basic net loss per share (3) (4)	$(0.66)	$(0.06)
Diluted net loss per share (3) (5)	$(0.66)	$(0.06)
________________
(1)
Revenue was lower in the three months ended December 31, 2024 compared to the same period in 2023 primarily due to significant partner payments earned in the fourth quarter of 2023, including the $50 million milestone payment we earned from AstraZeneca when the FDA approved WAINUA for ATTRv-PN in the U.S., $36 million payment we earned when AstraZeneca licensed ION826 and revenue we recognized in the fourth quarter of 2023 from the upfront payments we received from our new collaborations with Otsuka, Roche and Novartis. In addition, WAINUA joint development revenue decreased in the three months ended December 31, 2024 compared to the same period in 2023 as development activities relating to ATTRv-PN wound down with the launch of WAINUA.

(2)	Operating expenses were relatively consistent in the three months ended December 31, 2024 compared to the same period in 2023.

(3)	We compute net loss per share independently for each quarter during the year.

(4)
As discussed in Note 1, Organization and Significant Accounting Policies, we compute basic net loss per share by dividing the total net loss by our weighted-average number of common shares outstanding during the period.

(5)
We incurred a net loss for the fourth quarter of 2024 and 2023. As a result, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.