Form 10-Q
period 2025-03-31
IONIS PHARMACEUTICALS INC
filed 2025-04-30
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of voting common stock outstanding as of April 24, 2025 was 159,159,099.

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

Index
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,192	$242,077
Short-term investments	1,880,960	2,055,579
Contracts receivable	39,707	92,188
Inventories	11,502	12,512
Other current assets	222,571	217,934
Total current assets	2,418,932	2,620,290
Property, plant and equipment, net	102,925	94,251
Right-of-use assets	159,269	161,856
Deposits and other assets	131,822	127,278
Total assets	$2,812,948	$3,003,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,456	$42,964
Accrued compensation	26,575	69,614
Accrued liabilities	102,735	108,438
Income taxes payable	126	34
Current portion of deferred contract revenue	81,097	78,989
Other current liabilities	22,304	9,279
Total current liabilities	250,293	309,318
Long-term deferred contract revenue	140,678	156,504
1.75 percent convertible senior notes, net	565,721	565,026
0 percent convertible senior notes, net	629,326	628,535
Liability related to sale of future royalties, net	536,141	542,212
Long-term lease liabilities	159,392	161,805
Long-term obligations	55,671	51,924
Total liabilities	2,337,222	2,415,324
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 159,041,259 and 157,908,815 shares issued and outstanding at March 31, 2025 (unaudited) and December 31, 2024, respectively	159	158
Additional paid-in capital	2,901,262	2,868,812
Accumulated other comprehensive loss	(28,949)	(30,811)
Accumulated deficit	(2,396,746)	(2,249,808)
Total stockholders’ equity	475,726	588,351
Total liabilities and stockholders’ equity	$2,812,948	$3,003,675

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Commercial revenue:
Product sales, net	$6,287	$—
Royalty revenue	64,166	49,385
Other commercial revenue	5,715	10,208
Total commercial revenue	76,168	59,593
Research and development revenue:
Collaborative agreement revenue	45,031	49,345
WAINUA joint development revenue	10,413	10,559
Total research and development revenue	55,444	59,904
Total revenue	131,612	119,497

Expenses:
Cost of sales	1,463	2,151
Research, development and patent	200,759	214,215
Selling, general and administrative	76,250	52,644
Total operating expenses	278,472	269,010

Loss from operations	(146,860)	(149,513)

Other income (expense):
Investment income	24,667	26,285
Interest expense	(4,108)	(4,151)
Interest expense related to sale of future royalties	(18,822)	(17,959)
Gain (loss) on investments	(2,164)	2,333
Other income	465	277

Loss before income tax expense	(146,822)	(142,728)

Income tax expense	(116)	(75)

Net loss	$(146,938)	$(142,803)

Basic and diluted net loss per share	$(0.93)	$(0.98)
Shares used in computing basic and diluted net loss per share	158,735	145,538

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(146,938)	$(142,803)
Unrealized gains (losses) on debt securities, net of tax	1,630	(2,205)
Currency translation adjustment	232	(114)

Comprehensive loss	$(145,076)	$(145,122)

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	—	—	—	—	(142,803)	(142,803)
Change in unrealized losses, net of tax	—	—	—	(2,205)	—	(2,205)
Foreign currency translation	—	—	—	(114)	—	(114)
Issuance of common stock in connection with employee stock plans, net	1,504	2	23,609	—	—	23,611
Stock-based compensation expense	—	—	31,340	—	—	31,340
Balance at March 31, 2024	145,845	$146	$2,270,047	$(34,964)	$(1,938,714)	$296,515

Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	—	—	—	—	(146,938)	(146,938)
Change in unrealized gains, net of tax	—	—	—	1,630	—	1,630
Foreign currency translation	—	—	—	232	—	232
Issuance of common stock in connection with employee stock plans, net	1,132	1	2,241	—	—	2,242
Stock-based compensation expense	—	—	30,209	—	—	30,209
Balance at March 31, 2025	159,041	$159	$2,901,262	$(28,949)	$(2,396,746)	$475,726

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(146,938)	$(142,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,228	2,547
Amortization of right-of-use operating lease assets	2,587	2,465
Amortization of other assets	582	639
Amortization of discount on investments, net	(7,108)	(9,257)
Amortization of debt issuance costs	1,642	1,667
Non-cash royalty revenue related to sale of royalties	(12,891)	(6,623)
Non-cash interest related to sale of future royalties	18,670	17,806
Stock-based compensation expense	29,718	31,340
Loss (gain) on investments	1,849	(2,332)
Non-cash losses related to other assets	61	133
Changes in operating assets and liabilities:
Contracts receivable	52,481	92,638
Inventories	1,010	499
Other current and long-term assets	(12,366)	11,048
Accounts payable	(25,968)	(13,869)
Income taxes	92	59
Accrued compensation	(43,039)	(46,190)
Accrued liabilities and other current liabilities	333	(42,887)
Deferred contract revenue	(13,718)	(46,818)
Net cash used in operating activities	(150,775)	(149,938)

Investing activities:
Purchases of short-term investments	(311,068)	(519,001)
Proceeds from sale of short-term investments	494,755	600,836
Purchases of property, plant and equipment	(12,577)	(4,493)
Acquisition of licenses and other assets, net	(651)	(1,237)
Net cash provided by investing activities	170,459	76,105

Financing activities:
Proceeds from issuance of common stock through equity plans, net	2,241	23,609
Principal payments on mortgage debt	(42)	(39)
Net cash provided by financing activities	2,199	23,570

Effects of exchange rates on cash	232	(114)

Net increase (decrease) in cash and cash equivalents	22,115	(50,377)
Cash and cash equivalents at beginning of period	242,077	399,266
Cash and cash equivalents at end of period	$264,192	$348,889

Supplemental disclosures of cash flow information:
Interest paid	$92	$95
Income taxes paid (refunds received)	$(400)	$13

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$460	$924

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 on the same basis as the audited financial statements for the year ended December 31, 2024. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”).

We operate as a single segment, Ionis operations, because our chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages our operations as a single operating segment. Refer to Note 14, Segment Information, for further details on our segment information.

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S., that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

2.  Significant Accounting Policies

Below, we have included our accounting policies for revenue recognition related to product sales, net and cost of sales as a result of our launch of TRYNGOLZA in the U.S. Our other significant accounting policies have not changed substantially from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue Recognition

Product Sales, Net

We recognize revenue from product sales when the customer obtains control of our product in the amount of the transaction price, which is the amount that reflects the consideration which we expect to receive. We estimate reserves for variable consideration related to applicable discounts, rebates, chargebacks and other allowances included in our agreements with customers, payors and other third parties. We include the amount of variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual results vary significantly from our estimates, we adjust our estimates in the period that we become aware of such variances.

Index
Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, including manufacturing costs, transportation and freight costs and indirect overhead costs associated with the manufacturing and distribution of our products. We also may include certain period costs related to manufacturing services and inventory adjustments in cost of sales.

Cost of sales for a newly launched product, such as TRYNGOLZA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as research and development, or R&D, expense.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, which provides updated guidance on segment reporting. The guidance requires public companies to disclose significant expenses that are regularly provided to the CODM, other segment items for each reportable segment and measures of segment profit or loss used by the CODM for allocating resources. In addition, the updated guidance requires public companies with a single reportable segment to provide all disclosures required under Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, and public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. We adopted the reporting requirements in our 2024 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for the first quarter of 2025. Refer to Note 14, Segment Information, for further details on our segment information.

We do not expect any recently issued accounting standards other than those included in our Annual Report on Form 10-K for the year ended December 31, 2024 to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$640	$5,557
Work in process	8,744	6,679
Finished goods	2,118	276
Total inventories	$11,502	$12,512

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical expenses	$67,614	$77,436
In-licensing expenses	7,374	7,951
Commercial expenses	7,257	3,589
Other miscellaneous expenses	20,490	19,462
Total accrued liabilities	$102,735	$108,438

Index
4. Revenues

During the three months ended March 31, 2025 and 2024, our revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$6,287	$—
Total product sales, net	6,287	—
Royalty revenue:
SPINRAZA royalties	48,010	38,455
WAINUA royalties	9,372	1,125
Other royalties	6,784	9,805
Total royalty revenue	64,166	49,385
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	5,715	8,628
Other revenue	—	1,580
Total other commercial revenue	5,715	10,208
Total commercial revenue	76,168	59,593
Research and development revenue:
Collaborative agreement revenue	45,031	49,345
WAINUA joint development revenue	10,413	10,559
Total research and development revenue	55,444	59,904
Total revenue	$131,612	$119,497

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In December 2024, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA (olezarsen) for the treatment of familial chylomicronemia syndrome, or FCS. Following the approval, we launched TRYNGOLZA and began earning revenue from TRYNGOLZA sales. We recognize product sales, net of variable considerations related to applicable discounts and allowances, when the customer obtains control of our product.

We earn royalty payments primarily on net sales of SPINRAZA, WAINUA and QALSODY.

We earn commercial revenue from TEGSEDI and WAYLIVRA sales under our distribution agreements with Swedish Orphan Biovitrum AB, or Sobi. In addition, we receive royalties from PTC Therapeutics International Limited, or PTC, for TEGSEDI and WAYLIVRA sales. Refer to Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for details on our commercialization partnerships with Sobi and PTC.

Research and development revenue under collaboration agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D services and manufacturing services.

Index
For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates that may involve judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Milestone payments: We consider milestone payments to be variable consideration and include them in the transaction price when it is probable. We typically include milestone payments for R&D services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments. Similarly, we include regulatory milestone payments in the transaction price once the medicine is approved by the applicable regulatory agency. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules.

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

We evaluated our WAINUA collaboration under ASC Topic 808, Collaborative Arrangements, or ASC 808, and identified four material components: (i) the license we granted to AstraZeneca in 2021, (ii) the co-development activities that we and AstraZeneca are performing, (iii) the co-commercialization activities that we and AstraZeneca are performing and (iv) the co-medical affairs activities that we and AstraZeneca are performing.

We determined that we had a vendor-customer relationship within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, for the license we granted to AstraZeneca and as a result we had one performance obligation. For our sole performance obligation, we determined the transaction price was the $200 million upfront payment we received. We recognized the upfront payment in full in 2021 because we did not have any remaining performance obligations after we delivered the license to AstraZeneca.

Index
We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808, because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. AstraZeneca is currently responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our selling, general and administrative, or SG&A, expense and R&D expense, respectively.

Swedish Orphan Biovitrum AB (Sobi)

Under our distribution agreements with Sobi, we concluded that our performance obligation is to provide services to Sobi over the term of the agreement, which includes supplying finished goods inventory to Sobi. We are also responsible for maintaining the marketing authorization for TEGSEDI and WAYLIVRA in major markets and for leading the global commercial strategy for each medicine. We view this performance obligation as a series of distinct activities that are substantially the same. Therefore, we recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. Under our agreements with Sobi, Sobi does not generally have a right of return.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Ono collaboration, which is the only collaboration that had either substantive changes or was new from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Ono

In March 2025, we entered into an agreement with Ono Pharmaceutical, Ltd, or Ono, to develop and commercialize sapablursen, an investigational RNA-targeted medicine for the potential treatment of polycythemia vera, or PV, a rare and potentially life-threatening hematologic disease. We are responsible for completing the ongoing Phase 2 IMPRSSION study, while Ono will be solely responsible for subsequent development, regulatory filings and commercialization of sapablursen.

Over the term of our sapablursen collaboration, we are eligible to receive up to $940 million, which is comprised of a $280 million upfront payment and up to $660 million in development, regulatory and sales milestone payments. In addition, we are eligible to receive royalties in the mid-teen percentage range on net sales.

In April 2025, we achieved a $280 million upfront payment when this transaction received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act.

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three months ended March 31, 2025 and 2024 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Index
Diluted net loss per share

For the three months ended March 31, 2025 and 2024, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	1.75 percent convertible senior notes, or 1.75% Notes;
●	0 percent convertible senior notes, or 0% Notes;
●	Note hedges related to the 0% Notes;
●	Dilutive stock options;
●	Unvested restricted stock units, or RSUs;
●	Unvested performance restricted stock units, or PRSUs; and
●	Employee Stock Purchase Plan, or ESPP.

For the three months ended March 31, 2024, common stock underlying the 0.125 percent convertible senior notes, or 0.125% Notes, and note hedges related to the 0.125% Notes would also have had an anti-dilutive effect on net loss per share.

Additionally, as of March 31, 2025 and 2024, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2025:

One year or less	67%
After one year but within two years	27%
After two years but within three and a half years	6%
Total	100%

As illustrated above, at March 31, 2025, 94 percent of our available-for-sale securities had a maturity of less than two years.

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

At March 31, 2025, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
March 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$516,458	$299	$(247)	$516,510
Debt securities issued by U.S. government agencies	120,961	156	(32)	121,085
Debt securities issued by the U.S. Treasury (1)	592,770	393	(270)	592,893
Debt securities issued by states of the U.S. and political subdivisions of the states	3,072	2	—	3,074
Total debt securities with a maturity of one year or less	1,233,261	850	(549)	1,233,562
Corporate debt securities	471,479	1,086	(1,009)	471,556
Debt securities issued by U.S. government agencies	61,184	188	(116)	61,256
Debt securities issued by the U.S. Treasury	145,922	373	(52)	146,243
Debt securities issued by states of the U.S. and political subdivisions of the states	1,595	1	—	1,596
Other municipal debt	698	—	—	698
Total debt securities with a maturity of more than one year	680,878	1,648	(1,177)	681,349
Total available-for-sale debt securities	$1,914,139	$2,498	$(1,726)	$1,914,911
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$41	$(8,856)	$3,082
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,042	(15,949)	44,105
Total available-for-sale debt and equity securities	$1,949,151	$27,540	$(17,675)	$1,959,016

Index
	Amortized	Gross Unrealized		Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$593,810	$487	$(240)	$594,057
Debt securities issued by U.S. government agencies	143,647	287	(39)	143,895
Debt securities issued by the U.S. Treasury (1)	657,285	825	(120)	657,990
Debt securities issued by states of the U.S. and political subdivisions of the states	7,516	8	—	7,524
Total debt securities with a maturity of one year or less	1,402,258	1,607	(399)	1,403,466
Corporate debt securities	439,561	723	(2,275)	438,009
Debt securities issued by U.S. government agencies	65,255	137	(289)	65,103
Debt securities issued by the U.S. Treasury	149,086	124	(476)	148,734
Other municipal debt securities	698	—	(2)	696
Total debt securities with a maturity of more than one year	654,600	984	(3,042)	652,542
Total available-for-sale debt securities	$2,056,858	$2,591	$(3,441)	$2,056,008
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$26	$(6,660)	$5,263
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,027	(13,753)	46,286
Total available-for-sale debt and equity securities	$2,091,870	$27,618	$(17,194)	$2,102,294

(1)	Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the three months ended March 31, 2025, we recorded a $2.2 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs.

The following is a summary of our investments we consider to be temporarily impaired at March 31, 2025 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	244	$466,130	$(1,236)	$9,945	$(20)	$476,075	$(1,256)
Debt securities issued by U.S. government agencies	26	45,578	(148)	—	—	45,578	(148)
Debt securities issued by the U.S. Treasury	40	271,642	(266)	12,931	(56)	284,573	(322)
Debt securities issued by states of the U.S. and political subdivisions of the states	2	471	—	—	—	471	—
Total temporarily impaired securities	312	$783,821	$(1,650)	$22,876	$(76)	$806,697	$(1,726)

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

Index
8.  Fair Value Measurements

The following tables present the major security types we held at March 31, 2025 and December 31, 2024 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$176,876	$176,876	$—
Corporate debt securities (2)	988,066	—	988,066
Debt securities issued by U.S. government agencies (3)	182,341	—	182,341
Debt securities issued by the U.S. Treasury (3)	739,136	739,136	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	4,670	—	4,670
Other municipal debt (3)	698	—	698
Publicly traded equity securities included in other current assets (4)	3,082	3,082	—
Total	$2,094,869	$919,094	$1,175,775

	At December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$180,445	$180,445	$—
Corporate debt securities (3)	1,032,066	—	1,032,066
Debt securities issued by U.S. government agencies (3)	208,998	—	208,998
Debt securities issued by the U.S. Treasury (3)	806,724	806,724	—
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	7,524	—	7,524
Other municipal debt securities (3)	696	—	696
Publicly traded equity securities included in other current assets (4)	5,263	5,263	—
Total	$2,241,716	$992,432	$1,249,284

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)	Included in cash and cash equivalents.

(2)	$34.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)	Included in short-term investments.

(4)	Included in other current assets.

Convertible Notes

Our 1.75% Notes and 0% Notes had a fair value of $559.0 million and $623.0 million at March 31, 2025, respectively. Our 1.75% Notes and 0% Notes had a fair value of $569.3 million and $612.8 million at December 31, 2024, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

Index
9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$100	$204
Research, development and patent expense	20,298	22,225
Selling, general and administrative expense	9,320	8,911
Stock-based compensation expense, net of amounts capitalized	29,718	31,340
Capitalized stock-based compensation expense	491	—
Total stock-based compensation expense	$30,209	$31,340

As of March 31, 2025, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $51.9 million, $117.1 million and $17.8 million, respectively. Our actual expenses may differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.8 years and 1.9 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the three months ended March 31, 2025 and 2024, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:
	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	4.0%
Dividend yield	0.0%	0.0%
Volatility	41.9%	44.0%
Expected life	6.3 years	6.3 years

ESPP:
	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.3%	5.3%
Dividend yield	0.0%	0.0%
Volatility	41.3%	38.4%
Expected life	6 months	6 months

Index
RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2025 and 2024 was $33.21 and $53.54 per share, respectively.

PRSUs:

Under the terms of the PRSUs we granted in 2025 and 2024, 100 percent of the PRSUs may vest at the end of the three-year performance period based on our relative total shareholder return, or TSR, as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the three months ended March 31, 2025 and 2024 was $48.81 and $78.41 per share, respectively.

10.  Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2025 compared to $0.1 million for the same period in 2024.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

11. Liability Related to Sale of Future Royalties

In 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. In addition, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen, our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of March 31, 2025 and 2024, the estimated effective interest rate under the agreement was 13.5 percent.

Index
The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2024	$542,212
Royalty payments to Royalty Pharma	(12,891)
Interest expense related to sale of future royalties	18,670
Amortization of issuance costs related to sale of future royalties	152
Liability related to sale of future royalties, net as of March 31, 2025	$548,143
Less: Current portion (1)	(12,002)
Liability related to sale of future royalties, net as of March 31, 2025 – Non-current	$536,141

(1)	Included in other current liabilities in our condensed consolidated balance sheet.

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

12. Convertible Debt

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of our 1.75% Notes. We used $532.7 million of the net proceeds from the issuance of our 1.75% Notes to repurchase and settle our 0.125% Notes, which matured in December 2024.

At March 31, 2025, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$9.3
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes. We used $319.0 million of the net proceeds from the issuance of our 0% Notes to pay the remaining $309.9 million principal balance of our 1 percent convertible senior notes, or 1% Notes, in 2021.

At March 31, 2025, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$3.2
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

Index
In conjunction with the 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes by increasing the effective conversion price on our 0% Notes. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes. The call spread cost us $46.9 million, of which $136.7 million was for the note hedge purchase, offset by $89.8 million we received for selling the warrants. Similar to our 0% Notes, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0% Notes. The note hedges will expire upon maturity of the 0% Notes, or April 2026. The warrants will expire in July 2026. The note hedges and warrants are separate transactions and are not part of the terms of our 0% Notes. The holders of the 0% Notes do not have any rights with respect to the note hedges and warrants.

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

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

14. Segment Information

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

Ionis operations derives its revenues from commercial and R&D revenue sources. Refer to Note 4, Revenues, for further details on our sources of revenue.

Index
The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$131,612	$119,497

Less:
Cost of sales	1,363	1,952
Drug discovery	26,989	28,171
Drug development	112,946	125,751
Medical affairs	5,642	4,676
Manufacturing and development chemistry	14,281	11,441
R&D support	20,553	21,946
Selling, general and administrative	66,980	43,733
Other segment items (1)	29,796	24,630

Consolidated net loss	$(146,938)	$(142,803)

(1)	Other segment items include stock-based compensation expense, investment income, interest expense, gain or loss on investments, other income or expense and income tax expense or benefit.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Ionis,” the “Company,” “we,” “our,” and “us,” means Ionis Pharmaceuticals, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of our commercial medicines, additional medicines in development and technologies. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2024, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A. Risk Factors of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

For three decades, we have invented medicines that bring better futures to people with serious diseases. As a pioneer in RNA-targeted medicines with a deep understanding of disease biology and an industry-leading drug discovery technology, we are driven to deliver innovative, life-changing advances for patients.

With our commercial launch of TRYNGOLZA (olezarsen) in the United States, or U.S., following its approval by the U.S. Food and Drug Administration, or FDA, we began a new chapter as a fully integrated commercial-stage biotechnology company. We currently have six marketed medicines to treat serious diseases: TRYNGOLZA, WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). In addition, we are also positioned to independently launch multiple medicines in the next two years, including donidalorsen for the treatment of hereditary angioedema, or HAE. Donidalorsen is currently under regulatory review in the U.S., positioning us for our second independent commercial launch in the second half of this year. We are also on track for Phase 3 readouts later this year, which include olezarsen for severe hypertriglyceridemia, or sHTG, and zilganersen for Alexander disease, or AxD. We also have a rich innovative pipeline across our focus areas of neurology, cardiology and select areas of high patient need. We currently have three wholly owned medicines and six partnered medicines in Phase 3 development and additional medicines in early and mid-stage development, including ION528 for Angelman syndrome, or AS, which we plan to advance into a Phase 3 study in the second quarter of 2025.

Our multiple sources of revenue and capital structure enable our continued investments to support ongoing and upcoming planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated over the next three years, position us well to help millions of patients with serious diseases and to deliver increasing product and royalty revenue.

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered LIgand-Conjugated Antisense, or LICA, medicine approved in the U.S. as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is the first and only FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is the first medicine we are commercializing independently in the U.S. TRYNGOLZA is currently under regulatory review in the European Union, or EU. Sobi has exclusive rights to commercialize TRYNGOLZA in most countries outside of the U.S., Canada and China.

Index
WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LICA medicine that is approved in the U.S., EU and other countries for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. WAINUA is the only approved medicine for the treatment of ATTRv-PN that can be self-administered via an auto-injector. The launch of WAINUA is underway in numerous countries, including the EU, following the approval by the European Commission, or EC, in March 2025. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S. From inception through March 31, 2025, we have earned more than $545 million in revenues from our WAINUA collaboration, including approximately $30 million in royalties on sales of WAINUA.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through March 31, 2025, we have earned more than $2.3 billion in revenues from our SPINRAZA collaboration, including more than $1.9 billion in royalties on sales of SPINRAZA.

QALSODY is an antisense medicine that received accelerated approval from the FDA in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024 for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. QALSODY was the first treatment approved to target a genetic cause of ALS. Our partner, Biogen, is responsible for commercializing QALSODY worldwide. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. QALSODY was granted Orphan Drug designation by the FDA and EMA.

TEGSEDI is a once weekly, self-administered subcutaneous medicine approved in Europe and Brazil for the treatment of patients with ATTRv-PN. We currently sell TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

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

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

Olezarsen is our medicine in development for sHTG, a second potential indication which has a more prevalent patient population. We are currently conducting a broad Phase 3 development program for olezarsen for the treatment of sHTG including three Phase 3 studies supporting development (CORE, CORE2 and ESSENCE), which achieved full enrollment in 2024. In March 2025, we published the Phase 3 study design and baseline characteristics for the CORE, CORE2 and ESSENCE studies in the American Heart Journal. We licensed commercialization rights for olezarsen to Sobi in most countries outside of the U.S., Canada and China, and Theratechnologies in Canada.

Donidalorsen is our medicine in development for the prophylactic treatment of HAE. Donidalorsen is currently under regulatory review in the U.S. with a Prescription Drug User Fee Act, or PDUFA, action date of August 21, 2025. Donidalorsen is also under regulatory review in the EU. Our regulatory submissions are based on the positive results from our comprehensive Phase 2 and Phase 3 development program for donidalorsen. This included the Phase 3 OASIS-HAE study in patients treated every four weeks and every eight weeks that were published in NEJM, and positive results from OASISplus, our trial that includes an open-label, or OLE, cohort for patients rolling over from the Phase 3 study and a separate cohort for patients who have transitioned to donidalorsen from other prophylactic HAE medications that we refer to as the “switch study.” We licensed commercialization rights for donidalorsen to Otsuka Pharmaceutical Co., Ltd., or Otsuka, in Europe and the Asia-Pacific region. In addition, we licensed commercialization rights for donidalorsen to Theratechnologies in Canada. The FDA and EMA granted Orphan Drug designation to donidalorsen.

Zilganersen is our medicine in development for AxD. We completed enrollment in the Phase 3 portion of the ongoing study for patients with AxD in July 2024. Zilganersen was granted Fast Track designation for the treatment of AxD and Rare Pediatric designation by the FDA. Additionally, zilganersen was granted Orphan Drug designation by the FDA and EMA.

Index
ION582 is our medicine in development for AS. We are conducting the ongoing open label Phase 1/2 study, HALOS, of ION582 in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of ION582 administered intrathecally. In 2024, we presented positive results from the completed multiple ascending dose, or MAD, portion of the study in people with AS. Based on the positive results from the HALOS study and alignment with the FDA, we plan to advance ION582 into Phase 3 development in the second quarter of 2025. The FDA and EMA granted Orphan Drug designation to ION582. Additionally, the FDA granted Fast Track and Rare Pediatric designations to ION582.

Our Innovative Late-Stage Pipeline of Partnered Investigational Medicines

Eplontersen is our medicine in development to treat patients with transthyretin amyloidosis cardiomyopathy, or ATTR-CM. We completed enrollment in the Phase 3 CARDIO-TTRansform study in July 2023. The FDA granted Fast Track designation to eplontersen for the treatment of patients with ATTR-CM. Additionally, the FDA and EMA granted Orphan Drug designation to eplontersen for the treatment of ATTR.

Pelacarsen is our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease, or Lp(a)-driven CVD. Novartis is developing pelacarsen, including conducting the ongoing Phase 3 Lp(a) HORIZON cardiovascular outcome study in patients with elevated Lp(a)-driven CVD, which achieved full enrollment in July 2022 with more than 8,000 patients. The study design and baseline characteristics of the Phase 3 Lp(a) HORIZON study were published in the American Heart Journal in April 2025. The FDA granted Fast Track designation and the Center for Drug Evaluation of China National Medical Products Administration granted Breakthrough Therapy designation to pelacarsen for the treatment of patients with elevated Lp(a) and established CVD.

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

Sefaxersen is our medicine in development for immunoglobulin A, or IgA, nephropathy, or IgAN. In the second quarter of 2023, Roche advanced sefaxersen into Phase 3 development in patients with IgAN based on interim Phase 2 data.

Ulefnersen is our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. We are currently conducting a Phase 3 study of ulefnersen in juvenile and adult patients with FUS-ALS. We licensed global commercialization rights for ulefnersen to Otsuka. The FDA and EMA granted Orphan Drug designation to ulefnersen.

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

There have been no material changes to our critical accounting estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Index
Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended March 31
	2025	2024

Total revenue	$131.6	$119.5
Total operating expenses	$278.5	$269.0
Loss from operations	$(146.9)	$(149.5)
Net loss	$(146.9)	$(142.8)

Revenue

Total revenue for the three months ended March 31, 2025 was $131.6 million compared to $119.5 million for the same period in 2024 and was comprised of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$6.3	$—
Total product sales, net	6.3	—
Royalty revenue:
SPINRAZA royalties	48.0	38.5
WAINUA royalties	9.4	1.1
Other royalties	6.8	9.8
Total royalty revenue	64.2	49.4
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	5.7	8.6
Other revenue	—	1.6
Total other commercial revenue	5.7	10.2
Total commercial revenue	76.2	59.6
Research and development revenue:
Collaborative agreement revenue	45.0	49.3
WAINUA joint development revenue	10.4	10.6
Total research and development revenue	55.4	59.9
Total revenue	$131.6	$119.5

Commercial revenue for the three months ended March 31, 2025 increased 28% compared to the same period in 2024, driven in part by revenue from U.S. product sales from the launch of TRYNGOLZA. Higher royalty revenues from SPINRAZA, WAINUA and QALSODY also contributed to the year over year increase.

The remainder of our revenue came from programs under our research and development, or R&D, collaborations, reflecting the value that our pipeline and technology continue to generate.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three months ended March 31, 2025 and 2024 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

Index
As AstraZeneca is responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we are recognizing cost-share funding we receive from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A expenses, respectively. We expect our medical affairs and commercialization expenses to increase as WAINUA advances toward the market for ATTR-CM under our collaboration with AstraZeneca.

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended March 31,
	2025	2024
WAINUA joint development revenue	$10.4	$10.6
Research and development expenses related to Phase 3 development of WAINUA	21.5	22.7
Medical affairs expenses for WAINUA	1.6	1.3
Commercialization expenses for WAINUA	7.7	6.0

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Operating expenses, excluding non-cash compensation expense related to equity awards	$248.8	$237.7
Non-cash compensation expense related to equity awards	29.7	31.3
Total operating expenses	$278.5	$269.0

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2025 increased slightly compared to the same period in 2024. SG&A expenses increased year over year primarily due to the launches of WAINUA and TRYNGOLZA, and advancing launch preparation activities for donidalorsen. R&D expenses decreased year over year as several late-stage studies ended. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2025 as we advance our commercialization activities.

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

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, including certain fixed costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TRYNGOLZA, TEGSEDI and WAYLIVRA and certain associated period costs.

Cost of sales for a newly launched product, such as TRYNGOLZA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as R&D expense.

The following table sets forth information on cost of sales (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of sales, excluding non-cash compensation expense related to equity awards	$1.4	$2.0
Non-cash compensation expense related to equity awards	0.1	0.2
Total cost of sales	$1.5	$2.2

Index
Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$180.4	$192.0
Non-cash compensation expense related to equity awards	20.4	22.2
Total research, development and patent expenses	$200.8	$214.2

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$27.0	$28.2
Non-cash compensation expense related to equity awards	4.1	4.3
Total drug discovery expenses	$31.1	$32.5

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in the three months ended March 31, 2025 compared to the same period in 2024.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended March 31,
	2025	2024
Eplontersen	$21.1	$21.7
Olezarsen	24.9	39.5
Donidalorsen	5.1	4.8
Zilganersen	5.2	2.1
Ulefnersen	3.0	3.5
Other development projects	22.2	25.1
Development overhead expenses	31.4	29.1
Total drug development expenses, excluding non-cash compensation expense related to equity awards	112.9	125.8
Non-cash compensation expense related to equity awards	9.5	10.4
Total drug development expenses	$122.4	$136.2

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three months ended March 31, 2025 compared to the same period in 2024 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$5.6	$4.7
Non-cash compensation expense related to equity awards	0.3	0.9
Total medical affairs expenses	$5.9	$5.6

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2025 compared to the same period in 2024 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$14.3	$11.4
Non-cash compensation expense related to equity awards	2.1	2.3
Total manufacturing and development chemistry expenses	$16.4	$13.7

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2025 compared to the same period in 2024 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product related to several late-stage programs.

Index
R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Occupancy	$7.3	$7.1
Personnel costs	6.8	7.8
Computer software and licenses	3.2	1.6
Insurance	1.0	0.9
Patent expenses	0.6	0.7
Consulting expenses	0.1	0.6
Other	1.6	3.2
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	20.6	21.9
Non-cash compensation expense related to equity awards	4.4	4.3
Total R&D support expenses	$25.0	$26.2

R&D support expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in the three months ended March 31, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

SG&A expenses include personnel, information technology systems and outside costs associated with the commercialization and pre-commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in SG&A expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA and QALSODY and cost sharing payments associated with co-commercialization activities under our WAINUA collaboration with AstraZeneca.

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$67.0	$43.7
Non-cash compensation expense related to equity awards	9.3	8.9
Total selling, general and administrative expenses	$76.3	$52.6

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2025 compared to the same period in 2024 due to the launches of WAINUA and TRYNGOLZA and advancing launch preparation activities for donidalorsen. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

Investment income for the three months ended March 31, 2025 was $24.7 million compared to $26.3 million for the same period in 2024. Our investment income decreased primarily due to a decrease in interest rates associated with our investments during the three months ended March 31, 2025 compared to the same period in 2024.

Index
Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended March 31,
	2025	2024
Convertible notes:
Non-cash amortization of debt issuance costs	$1.5	$1.6
Interest expense payable in cash	2.5	2.5
Interest on mortgage for manufacturing facility	0.1	0.1
Total interest expense	$4.1	$4.2

Interest Expense Related to Sale of Future Royalties

We recorded $18.8 million and $18.0 million of interest expense related to the sale of future royalties in the three months ended March 31, 2025 and 2024. respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

We recorded a net loss on investments of $2.2 million for the three months ended March 31, 2025 compared to a net gain on investments of $2.3 million for the same period in 2024 primarily due to changes in the fair value of our investments in publicly traded biotechnology companies.

Income Tax Expense

We recorded income tax expense of $0.1 million for the three months ended March 31, 2025 compared to $0.1 million for the same period in 2024.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Net Loss and Net Loss per Share

We had a net loss of $146.9 million for the three months ended March 31, 2025 compared to a net loss of $142.8 million for the same period in 2024, which reflects the fluctuations discussed above. Our basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 was $0.93 and $0.98, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024. From our inception through March 31, 2025, we have earned approximately $8.0 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through March 31, 2025, we have raised net proceeds of approximately $2.6 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2025, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Index
From December 31, 2024 to March 31, 2025, our working capital decreased as our cash, cash equivalents and short-term investments decreased, while our long-term obligations did not change significantly.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of March 31, 2025. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in the paragraphs following the table:

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$610.3	$10.1	$600.2
0% Notes (principal payable) (1)	632.5	—	632.5
Operating leases	255.0	20.9	234.1
Building mortgage payments (principal and interest payable)	9.5	0.5	9.0
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,508.0	$31.6	$1,476.4

(1) Our 0% Notes become due in April 2026.

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

Operating Facilities

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on our operating facilities.

Operating Leases

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2025 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2025.

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

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Risk Factors

There are a number of risks related to our business and our securities. Some of the principal risks related to our business include the following:

●	Our ability to generate substantial revenue from the sale of our medicines;
●	Τhe availability of adequate coverage and payment rates for our medicines;
●	Our and our partners’ ability to compete effectively;
●	Our ability to successfully manufacture our medicines;
●	Our ability to successfully develop and obtain marketing approvals for our medicines;
●	Our ability to secure and maintain effective corporate partnerships;
●	Our ability to sustain cash flows and achieve consistent profitability;
●	Our ability to protect our intellectual property;
●	Our ability to maintain the effectiveness of our personnel;
●	The impacts of health epidemics, climate change, war and other events;
●	Our dependence upon our own and third-party information technology systems; and
●	The other factors set forth below.

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to continue to invest significant resources to develop our capabilities. If we are unable to effectively establish or maintain an effective commercialization infrastructure, or enter into agreements with third parties to commercialize our medicines, we may not be able to successfully commercialize our medicines.

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

Index
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

The proximity of our planned upcoming independent launches could increase the likelihood that the risks set forth above will occur.

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

The degree of market acceptance for our medicines, including our commercial medicines and our medicines in development, depends upon several factors, including the:

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

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases that our own programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our medicines, including our commercial medicines and our medicines in development.

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

Following approval of a medicine, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of medicines. The FDA and foreign regulatory bodies have the authority to impose significant restrictions on an approved medicine through the product label.  We or our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our medicines, including our commercial medicines and our medicines in development.

Promotional communications regarding prescription medicines must be consistent with the information in the product’s approved labeling. Additionally, prescription medicines may be promoted only for the approved indication(s) in accordance with the approved label. The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the EU, we are required to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC or other foreign regulatory authorities may withdraw the marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and time consuming to fulfill.

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

We have entered into a collaborative arrangement with AstraZeneca to develop and commercialize WAINUA. Under the terms of the collaboration agreement, we and AstraZeneca are co-developing and co-commercializing WAINUA in the U.S. and AstraZeneca has the sole right to commercialize WAINUA in all other countries. As a company we do not have experience with co-commercialization arrangements. We also do not have control over (1) the amount and timing of resources that AstraZeneca devotes to our collaboration, particularly outside of the U.S; (2) the pricing and reimbursement strategies for WAINUA; and (3) whether AstraZeneca elects to terminate the collaborative arrangement. If the co-commercialization arrangement for WAINUA is not successful for any reason, WAINUA may not meet our commercial objectives and our revenues for WAINUA may be limited.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment we use to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. There have also been Congressional legislative proposals, such as the recent bill titled the BIOSECURE Act, to discourage contracting with Chinese companies for the development or manufacturing of pharmaceutical products. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

Since corporate partnering is part of our strategy to fund the advancement and commercialization of some of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on those drug development programs.

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

Index
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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions and scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of March 31, 2025, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Index
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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2025, we had an accumulated deficit of approximately $2.4 billion and stockholders’ equity of approximately $0.5 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Risks related to health epidemics, climate change and other events

Our business may be adversely affected by health epidemics, climate change, extreme weather events, fires, earthquakes, war, civil or political unrest, terrorism or disruptions of the U.S. government.*

Our business could be adversely affected by health epidemics in regions where we or our partners are commercializing our medicines, have concentrations of clinical trial sites or other business operations, and could cause disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, enrollment in some of our clinical trials was delayed due to the COVID-19 pandemic.

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

In addition, our development and commercialization activities could be harmed or delayed by staffing shortages or a shutdown or other significant disruption of the U.S. government, including the FDA or the U.S. PTO.

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

Index
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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter clinical trials, when we anticipate disclosing clinical data, when we anticipate completing a clinical study, when we anticipate filing an application for, or obtaining, marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control. If we do not achieve milestones in accordance with our or our investors’ or securities analysts’ expectations, including milestones related to our commercial medicines and medicines in development, the price of our securities could decrease. In addition, our share price may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline. Our ability to meet analysts’ forecasts, investors’ expectations and our financial guidance is substantially dependent on our ability to maintain or increase sales of our commercial medicines, both partnered and unpartnered.

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2025, the closing market price of our common stock ranged from $51.86 to $30.17 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

Broad market factors may materially harm the market price of our common stock irrespective of our operating performance. For example, events such as recent tariffs announcements and the ongoing conflicts in Eastern Europe and the Middle East have caused disruptions of global financial markets and resulted in increased volatility in the trading price of our common stock. In addition, industry factors may materially harm the market price of our common stock. Nasdaq, and the market for biotechnology companies in particular, have historically experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies that investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

Index
Negative conditions in the global credit markets and financial services and other industries may adversely affect our business, financial condition or stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions recently, including as a result of tariffs announcements and the ongoing conflicts in Eastern Europe and the Middle East. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth plans, financial performance or stock price. In addition, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

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

Index
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

In 2023, we completed a $575 million offering of 1.75% Notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million of our 0.125% Notes. In 2024, we used $44.5 million of the net proceeds to settle the remaining principal balance of our 0.125% Notes upon maturity. In 2021, we completed a $632.5 million offering of 0% Notes and used $319.0 million of the net proceeds from the issuance of the 0% Notes to repurchase the remaining $309.9 million of our 1% Notes. In 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. For our 0.125% Notes, the note hedges expired upon maturity of the 0.125% Notes and the warrants began expiring in March 2025. Terminating or unwinding the call spread transactions for our 0% Notes could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Index
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

Trading Plans

During the quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, did not adopt or terminate contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit Number	Description of Document
10.1	Third Amended Non-Employee Director Compensation Policy.

10.2
License Agreement between Ionis Pharmaceuticals, Inc. and Ono Pharmaceutical Co., Ltd., dated March 10, 2025. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

101
The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	April 30, 2025

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	April 30, 2025