Form 10-Q
period 2025-06-30
IONIS PHARMACEUTICALS INC
filed 2025-07-30
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of voting common stock outstanding as of July 24, 2025 was 159,391,229.

Index

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

Index

PART I — FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,304	$242,077
Short-term investments	1,992,676	2,055,579
Contracts receivable	52,580	92,188
Inventories	8,481	12,512
Other current assets	226,109	217,934
Total current assets	2,577,150	2,620,290
Property, plant and equipment, net	111,951	94,251
Right-of-use assets	163,933	161,856
Deposits and other assets	132,099	127,278
Total assets	$2,985,133	$3,003,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,800	$42,964
Accrued compensation	46,564	69,614
Accrued liabilities	98,957	108,438
Income taxes payable	81	34
0 percent convertible senior notes, net	630,118	-
Current portion of deferred contract revenue	75,910	78,989
Other current liabilities	22,806	9,279
Total current liabilities	897,236	309,318
Long-term deferred contract revenue	125,095	156,504
1.75 percent convertible senior notes, net	566,420	565,026
0 percent convertible senior notes, net	-	628,535
Liability related to sale of future royalties, net	541,205	542,212
Long-term lease liabilities	164,379	161,805
Long-term obligations	59,074	51,924
Total liabilities	2,353,409	2,415,324
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 159,196,782 and 157,908,815 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	159	158
Additional paid-in capital	2,932,747	2,868,812
Accumulated other comprehensive income	(27,987)	(30,811)
Accumulated deficit	(2,273,195)	(2,249,808)
Total stockholders' equity	631,724	588,351
Total liabilities and stockholders’ equity	$2,985,133	$3,003,675

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net	$19,273	$-	$25,561	$-
Royalty revenue	69,952	63,844	134,117	113,229
Other commercial revenue	13,531	8,192	19,246	18,400
Total commercial revenue	102,756	72,036	178,924	131,629
Research and development revenue:
Collaborative agreement revenue	336,921	141,524	381,951	190,870
WAINUA joint development revenue	12,372	11,690	22,785	22,249
Total research and development revenue	349,293	153,214	404,736	213,119
Total revenue	452,049	225,250	583,660	344,748

Expenses:
Cost of sales	4,151	4,164	5,614	6,314
Research, development and patent	217,460	222,064	418,219	436,280
Selling, general and administrative	90,622	65,113	166,872	117,758
Total operating expenses	312,233	291,341	590,705	560,352

Income (loss) from operations	139,816	(66,091)	(7,045)	(215,604)

Other income (expense):
Investment income	24,687	25,599	49,354	51,884
Interest expense	(4,114)	(4,490)	(8,223)	(8,641)
Interest expense related to sale of future royalties	(18,648)	(18,296)	(37,470)	(36,254)
Loss on investments, net	(18,312)	(3,533)	(20,476)	(1,200)
Other income, net	102	610	569	887

Income (loss) before income tax benefit (expense)	123,531	(66,201)	(23,291)	(208,928)

Income tax benefit (expense)	20	(64)	(96)	(140)

Net income (loss)	$123,551	$(66,265)	$(23,387)	$(209,068)

Basic net income (loss) per share	$0.78	$(0.45)	$(0.15)	$(1.43)
Diluted net income (loss) per share	$0.70	$(0.45)	$(0.15)	$(1.43)
Shares used in computing basic net income (loss) per share	159,137	145,958	158,937	145,748
Shares used in computing diluted net income (loss) per share	182,331	145,958	158,937	145,748

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$123,551	$(66,265)	$(23,387)	$(209,068)
Unrealized gains (losses) on debt securities, net of tax	367	150	1,997	(2,056)
Currency translation adjustment	595	(24)	827	(137)
Comprehensive income (loss)	$124,513	$(66,139)	$(20,563)	$(211,261)

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2024	145,845	$146	$2,270,047	$(34,964)	$(1,938,714)	$296,515
Net loss	-	-	-	-	(66,265)	(66,265)
Change in unrealized gains, net of tax	-	-	-	150	-	150
Foreign currency translation	-	-	-	(24)	-	(24)
Issuance of common stock in connection with employee stock plans, net	180	-	2,594	-	-	2,594
Stock-based compensation expense	-	-	30,728	-	-	30,728
Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698

Balance at March 31, 2025	159,041	$159	$2,901,262	$(28,949)	$(2,396,746)	$475,726
Net income	-	-	-	-	123,551	123,551
Change in unrealized gains, net of tax	-	-	-	367	-	367
Foreign currency translation	-	-	-	595	-	595
Issuance of common stock in connection with employee stock plans, net	156	-	1,286	-	-	1,286
Stock-based compensation expense	-	-	30,199	-	-	30,199
Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	-	-	-	-	(209,068)	(209,068)
Change in unrealized losses, net of tax	-	-	-	(2,056)	-	(2,056)
Foreign currency translation	-	-	-	(137)	-	(137)
Issuance of common stock in connection with employee stock plans, net	1,684	2	26,203	-	-	26,205
Stock-based compensation expense	-	-	62,068	-	-	62,068
Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698

Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(23,387)	(23,387)
Change in unrealized gains, net of tax	-	-	-	1,997	-	1,997
Foreign currency translation	-	-	-	827	-	827
Issuance of common stock in connection with employee stock plans, net	1,288	1	3,527	-	-	3,528
Stock-based compensation expense	-	-	60,408	-	-	60,408
Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net loss	$(23,387)	$(209,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,494	5,013
Amortization of right-of-use operating lease assets	5,177	4,957
Amortization of other assets	1,180	1,260
Amortization of discount on investments, net	(12,978)	(19,143)
Amortization of debt issuance costs	3,288	3,338
Non-cash royalty revenue related to sale of royalties	(24,894)	(16,236)
Non-cash interest related to sale of future royalties	37,165	35,949
Stock-based compensation expense	59,408	62,068
Loss on investments, net	20,471	1,201
Non-cash losses related to other assets	297	389
Changes in operating assets and liabilities:
Contracts receivable	39,608	70,519
Inventories	(12,465)	(298)
Other current and long-term assets	(22,536)	(9,381)
Accounts payable	(20,309)	(17,064)
Income taxes	47	(1,867)
Accrued compensation	(23,050)	(32,709)
Accrued liabilities and other current liabilities	3,535	(39,201)
Deferred contract revenue	(34,488)	(109,545)
Net cash provided by (used in) operating activities	563	(269,818)

Investing activities:
Purchases of short-term investments	(802,657)	(803,867)
Proceeds from sale of short-term investments	880,545	968,413
Purchases of property, plant and equipment	(24,882)	(10,727)
Acquisition of licenses and other assets, net	(2,615)	(15,264)
Net cash provided by investing activities	50,391	138,555

Financing activities:
Proceeds from issuance of common stock through equity plans, net	3,528	26,205
Principal payments on mortgage debt	(82)	(78)
Net cash provided by financing activities	3,446	26,127

Effects of exchange rates on cash	827	(137)

Net increase (decrease) in cash and cash equivalents	55,227	(105,273)
Cash and cash equivalents at beginning of period	242,077	399,266
Cash and cash equivalents at end of period	$297,304	$293,993

Supplemental disclosures of cash flow information:
Interest paid	$5,214	$5,569
Income taxes paid (refunds received), net	$(383)	$1,992

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$7,253	$-
Amounts accrued for capital and patent expenditures	$145	$1,453

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 on the same basis as the audited financial statements for the year ended December 31, 2024. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, which provides updated guidance on segment reporting. The guidance requires public companies to disclose significant expenses that are regularly provided to the CODM, other segment items for each reportable segment and measures of segment profit or loss used by the CODM for allocating resources. In addition, the updated guidance requires public companies with a single reportable segment to provide all disclosures required under Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, and public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. We adopted the reporting requirements in our 2024 Annual Report on Form 10-K and began providing the interim reporting requirements in our Quarterly Report on Form 10-Q for the first quarter of 2025. Refer to Note 14, Segment Information, for further details on our segment information.

We do not expect any recently issued accounting standards other than those included in our Annual Report on Form 10-K for the year ended December 31, 2024 to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$706	$5,557
Work in process	24,114	6,679
Finished goods	157	$276
Total	$24,977	12,512
Reported as:
Inventories	$8,481	$12,512
Deposits and other assets	16,496	-
Total	$24,977	$12,512

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our condensed consolidated balance sheets. The amount reported as deposits and other assets as of June 30, 2025 consists of work in process.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical expenses	$59,573	$77,436
In-licensing expenses	7,243	7,951
Commercial expenses	12,364	3,589
Other miscellaneous expenses	19,777	19,462
Total accrued liabilities	$98,957	$108,438

Index
4. Revenues

During the three and six months ended June 30, 2025 and 2024, our revenues consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$19,273	$-	$25,561	$-
Total product sales, net	19,273	-	25,561	-
Royalty revenue:
SPINRAZA royalties	54,337	56,743	102,347	95,198
WAINUA royalties	10,415	3,781	19,787	4,907
Other royalties	5,200	3,320	11,983	13,124
Total royalty revenue	69,952	63,844	134,117	113,229
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	13,531	8,192	19,246	16,820
Other revenue	-	-	-	1,580
Total other commercial revenue	13,531	8,192	19,246	18,400
Total commercial revenue	102,756	72,036	178,924	131,629
Research and development revenue:
Collaborative agreement revenue	336,921	141,524	381,951	190,870
WAINUA joint development revenue	12,372	11,690	22,785	22,249
Total research and development revenue	349,293	153,214	404,736	213,119
Total revenue	$452,049	$225,250	$583,660	$344,748

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

5. Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca and Ono collaborations, which were the only collaborations that had either substantive changes or were new from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

              AstraZeneca

We have two collaborations with AstraZeneca: one focused on the joint development and commercialization of WAINUA and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through June 30, 2025, we have received more than $905 million from these collaborations.

In the second quarter of 2025, we earned a $30 million milestone payment under our cardiovascular, renal and metabolic diseases collaboration when AstraZeneca initiated the Phase 2b study of opemalirsen (formerly ION532), an investigational medicine designed to reduce the production of apolipoprotein L1, or APOL1, for the treatment of APOL1-mediated kidney disease. We recognized this milestone payment as R&D revenue in full in the second quarter of 2025 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $20 million if AstraZeneca advances a medicine under this collaboration.

During the three and six months ended June 30, 2025 and 2024, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from our relationship with AstraZeneca	$54,288	$15,960	$74,577	$27,645
Percentage of total revenue	12%	7%	13%	8%

 We did not have any deferred revenue from our relationship with AstraZeneca at June 30, 2025 and December 31, 2024.

Ono

In March 2025, we entered into an agreement with Ono Pharmaceutical Co., Ltd., or Ono, to develop and commercialize sapablursen, an investigational RNA-targeted medicine for the potential treatment of polycythemia vera, or PV, a rare and potentially life-threatening hematologic disease. We are responsible for completing the ongoing Phase 2 IMPRSSION study, while Ono will be solely responsible for subsequent development, regulatory filings and commercialization of sapablursen.

Over the term of this collaboration, we are eligible to receive up to $940 million, which is comprised of a $280 million upfront payment, a $20 million development milestone payment, up to $20 million in regulatory milestone payments and up to $620 million in sales milestone payments. In addition, we are eligible to receive royalties in the mid-teen percentage range on net sales. From inception through June 30, 2025, we received the $280 million upfront payment under this collaboration. We achieved the upfront payment when this transaction received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act, in April 2025. We will achieve the next payment of $20 million if Ono initiates a pivotal clinical trial under this collaboration.

At inception, we identified two performance obligations under this agreement, comprised of our license of sapablursen to Ono and R&D services for sapablursen. We determined the transaction price to be the $280 million upfront payment we received in the second quarter of 2025. We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●    $278 million for the license of sapablursen; and
●    $2 million for the R&D services for sapablursen.

We recognized $278 million of R&D revenue for the license of sapablursen in the second quarter of 2025 because we completed the performance obligation when we delivered the license to Ono. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. In the second quarter of 2025, we completed our R&D services performance obligation and recognized $2 million of R&D revenue.

During the three and six months ended June 30, 2025 and 2024, we earned the following revenue from our relationship with Ono (in thousands, except percentage amounts):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenue from our relationship with Ono	$280,000	$280,000
Percentage of total revenue	62%	48%

We did not have any deferred revenue from our relationship with Ono at June 30, 2025 and December 31, 2024.

6. Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share

We calculated our basic net income (loss) per share for the three and six months ended June 30, 2025 and 2024 by dividing our net income (loss) by our weighted-average number of common shares outstanding during the period.

Index
Diluted net income (loss) per share

For the three months ended June 30, 2025, we recorded net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. We calculated our diluted net income per share as follows (in thousands, except per share amounts):

	Income	Shares	Amount
Three Months Ended June 30, 2025	(Numerator)	(Denominator)	Per Share
Net income	$123,551	159,137	$0.78
Effect of dilutive securities:
Shares issuable upon exercise of stock options	-	21
Shares issuable upon vesting of restricted stock awards	-	1,449
Shares issuable related to our Employee Stock Purchase Plan	-	86
Shares issuable related to 1.75 percent convertible senior notes	3,215	10,702
Shares issuable related to 0 percent convertible senior notes	792	10,936
Diluted net income	$127,558	182,331	$0.70

For the six months ended June 30, 2025 and three and six months ended June 30, 2024, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●    1.75 percent convertible senior notes, or 1.75% Notes;
●    0 percent convertible senior notes, or 0% Notes;
●    Note hedges related to the 0% Notes;
●    Dilutive stock options;
●    Unvested restricted stock units, or RSUs;
●    Unvested performance restricted stock units, or PRSUs; and
●    Employee Stock Purchase Plan, or ESPP.

For the three and six months ended June 30, 2024, common stock underlying the 0.125 percent convertible senior notes, or 0.125% Notes, and note hedges related to the 0.125% Notes would also have had an anti-dilutive effect on net loss per share.

As of June 30, 2025, we had warrants related to our 0% Notes outstanding. As of June 30, 2024, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2025:

One year or less	66%
After one year but within two years	29%
After two years but within three and a half years	5%
Total	100%

As illustrated above, at June 30, 2025, 95 percent of our available-for-sale securities had a maturity of less than two years.

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

At June 30, 2025, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
June 30, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$607,088	$242	$(373)	$606,957
Debt securities issued by U.S. government agencies	122,690	66	(53)	122,703
Debt securities issued by the U.S. Treasury (1)	593,378	168	(449)	593,097
Debt securities issued by states of the U.S. and political subdivisions of the states	6,851	2	(1)	6,852
Total debt securities with a maturity of one year or less	1,330,007	478	(876)	1,329,609
Corporate debt securities	458,306	1,484	(361)	459,429
Debt securities issued by U.S. government agencies	71,028	178	(87)	71,119
Debt securities issued by the U.S. Treasury	184,559	366	(41)	184,884
Debt securities issued by states of the U.S. and political subdivisions of the states	2,216	1	-	2,217
Other municipal debt securities	698	-	(1)	697
Total debt securities with a maturity of more than one year	716,807	2,029	(490)	718,346
Total available-for-sale debt securities	$2,046,814	$2,507	$(1,366)	$2,047,955
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$38	$(8,946)	$2,989
Privately held equity securities included in deposits and other assets (3)	4,905	25,001	(7,090)	22,816
Total equity securities	16,802	25,039	(16,036)	25,805
Total available-for-sale debt and equity securities	$2,063,616	$27,546	$(17,402)	$2,073,760

Index

	Amortized	Gross Unrealized		Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$593,810	$487	$(240)	$594,057
Debt securities issued by U.S. government agencies	143,647	287	(39)	143,895
Debt securities issued by the U.S. Treasury (1)	657,285	825	(120)	657,990
Debt securities issued by states of the U.S. and political subdivisions of the states	7,516	8	-	7,524
Total debt securities with a maturity of one year or less	1,402,258	1,607	(399)	1,403,466
Corporate debt securities	439,561	723	(2,275)	438,009
Debt securities issued by U.S. government agencies	65,255	137	(289)	65,103
Debt securities issued by the U.S. Treasury	149,086	124	(476)	148,734
Other municipal debt securities	698	-	(2)	696
Total debt securities with a maturity of more than one year	654,600	984	(3,042)	652,542
Total available-for-sale debt securities	$2,056,858	$2,591	$(3,441)	$2,056,008
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$26	$(6,660)	$5,263
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,027	(13,753)	46,286
Total available-for-sale debt and equity securities	$2,091,870	$27,618	$(17,194)	$2,102,294

(1)   Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)  Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the six months ended June 30, 2025, we recorded a $2.3 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)  Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the six months ended June 30, 2025, the amortized cost of our privately held equity securities decreased because we recorded a loss of $18.2 million in our condensed consolidated statements of operations related to an impairment of our investment in a privately held company.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2025 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	252	$544,205	$(728)	$1,958	$(6)	$546,163	$(734)
Debt securities issued by U.S. government agencies	44	87,403	(140)	-	-	87,403	(140)
Debt securities issued by the U.S. Treasury	76	488,942	(440)	13,040	(50)	501,982	(490)
Debt securities issued by states of the U.S. and political subdivisions of the states	6	3,677	(1)	-	-	3,677	(1)
Other municipal debt securities	1	697	(1)	-	-	697	(1)
Total temporarily impaired debt securities	379	$1,124,924	$(1,310)	$14,998	$(56)	$1,139,922	$(1,366)

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

Index
8.  Fair Value Measurements

The following tables present the major security types we held at June 30, 2025 and December 31, 2024 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	June 30, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$176,462	$176,462	$-
Corporate debt securities (2)	1,066,386	-	1,066,386
Debt securities issued by U.S. government agencies (3)	193,822	-	193,822
Debt securities issued by the U.S. Treasury (4)	777,981	777,981	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	9,069	-	9,069
Other municipal debt securities (3)	697	-	697
Publicly traded equity securities included in other current assets (5)	2,989	2,989	-
Total	$2,227,406	$957,432	$1,269,974

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2024	(Level 1)	(Level 2)
Cash equivalents (1)	$180,445	$180,445	$-
Corporate debt securities (3)	1,032,066	-	1,032,066
Debt securities issued by U.S. government agencies (3)	208,998	-	208,998
Debt securities issued by the U.S. Treasury (3)	806,724	806,724	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	7,524	-	7,524
Other municipal debt securities (3)	696	-	696
Publicly traded equity securities included in other current assets (5)	5,263	5,263	-
Total	$2,241,716	$992,432	$1,249,284

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $29.9 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    Included in short-term investments.

(4)    $24.4 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)    Included in other current assets.

Convertible Notes

Our 1.75% Notes and 0% Notes had a fair value of $604.2 million and $640.7 million at June 30, 2025, respectively. Our 1.75% Notes and 0% Notes had a fair value of $569.3 million and $612.8 million at December 31, 2024, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

Index
9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales	$610	$246	$710	$450
Research, development and patent expense	19,542	22,766	39,840	44,991
Selling, general and administrative expense	9,538	7,716	18,858	16,627
Stock-based compensation expense, net of amounts capitalized	29,690	30,728	59,408	62,068
Capitalized stock-based compensation expense	509	-	1,000	-
Total stock-based compensation expense	$30,199	$30,728	$60,408	$62,068

As of June 30, 2025, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $42.3 million, $98.7 million and $15.4 million, respectively. Our actual expenses will likely differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.7 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the six months ended June 30, 2025 and 2024, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.5%	4.1%
Dividend yield	0.0%	0.0%
Volatility	42.0%	43.9%
Expected life	6.3 years	6.3 years

ESPP:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.3%	5.3%
Dividend yield	0.0%	0.0%
Volatility	41.3%	38.4%
Expected life	6 months	6 months

Index
RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2025 and 2024 was $32.97 and $52.60 per share, respectively.

PRSUs:

Under the terms of the PRSUs we granted in 2025 and 2024, the PRSUs may vest at the end of the three-year performance period based on our relative total shareholder return, or TSR, as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the six months ended June 30, 2025 and 2024 was $48.81 and $78.41 per share, respectively.

10.  Income Taxes

We recorded nominal income tax provisions for the three and six months ended June 30, 2025 and 2024.

In July 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, introducing significant changes to U.S. federal tax law. The new law restores current expensing of domestic R&D costs and allows us to accelerate the deduction for a significant amount of such costs capitalized since 2022. The law also permanently allows one hundred percent bonus depreciation for qualified business property, including machinery, equipment and certain improvements to nonresidential real property. The impact of the tax law changes from the OBBBA, which we do not anticipate will have a material effect on our 2025 effective tax rate, will be included in our financial statements beginning in the third quarter of 2025.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of June 30, 2025 and 2024, the estimated effective interest rate under the agreement was 12.7 percent and 13.5 percent, respectively.

Index
The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2024	$542,212
Royalty payments to Royalty Pharma	(24,894)
Interest expense related to sale of future royalties	37,165
Amortization of issuance costs related to sale of future royalties	305
Liability related to sale of future royalties, net as of June 30, 2025	$554,788
Less: Current portion (1)	(13,583)
Liability related to sale of future royalties, net as of June 30, 2025 – Non-current	$541,205

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

At June 30, 2025, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$8.6
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	$2.3%
Conversion price per share	53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes. We used $319.0 million of the net proceeds from the issuance of our 0% Notes to pay the remaining $309.9 million principal balance of our 1 percent convertible senior notes, or 1% Notes, in 2021.

At June 30, 2025, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$2.4
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

Index
The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$452,049	$225,250	$583,660	$344,748

Less:
Cost of sales	3,541	3,951	4,904	5,903
Drug discovery	30,255	26,691	57,244	54,862
Drug development	117,689	134,199	230,635	259,951
Medical affairs	7,826	7,092	13,468	11,768
Manufacturing and development chemistry	21,545	14,195	35,826	25,636
R&D support	20,607	17,067	41,159	39,013
Selling, general and administrative	81,081	57,418	148,061	101,151
Other segment items (1)	45,954	30,902	75,750	55,532
Consolidated net income (loss)	$123,551	$(66,265)	$(23,387)	$(209,068)

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

With our commercial launch of TRYNGOLZA (olezarsen) in the United States, or U.S., following its approval by the U.S. Food and Drug Administration, or FDA, we began a new chapter as a fully integrated commercial-stage biotechnology company. We currently have six marketed medicines to treat serious diseases: TRYNGOLZA, WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). In addition, we are positioned to independently launch multiple medicines by the end of 2026, including donidalorsen for the treatment of hereditary angioedema, or HAE. Donidalorsen is currently under regulatory review in the U.S., positioning us for our second independent commercial launch in the second half of this year. We are also on track for Phase 3 readouts later this year, which include olezarsen for severe hypertriglyceridemia, or sHTG, and zilganersen for Alexander disease, or AxD. We also have a rich innovative pipeline across our focus areas of neurology, cardiology and select areas of high patient need. We currently have four wholly owned medicines and six partnered medicines in Phase 3 development, including ION528 for Angelman syndrome, or AS, which we advanced into a Phase 3 study in the second quarter of 2025. We also have additional medicines in early and mid-stage development.

Our multiple sources of revenue and strong financial foundation enable our continued investments to support ongoing and upcoming planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated by the end of 2027, position us well to help patients with serious diseases and to deliver increasing product and royalty revenue.

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered LIgand-Conjugated Antisense, or LICA, medicine approved in the U.S. as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is the first and only FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is the first medicine we are commercializing independently in the U.S. In July 2025, TRYNGOLZA received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, in Europe. Sobi has exclusive rights to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

Index
WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LICA medicine that is approved in the U.S., European Union, or EU, and numerous other countries for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. The launch of WAINUA is underway in numerous countries, including the EU, following the approval by the European Commission, or EC, in March 2025. We and AstraZeneca are co-commercializing WAINUA in the U.S. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S. From inception through June 30, 2025, we have earned more than $565 million in revenues from our WAINUA collaboration, including approximately $40 million in royalties on sales of WAINUA.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through June 30, 2025, we have earned more than $2.4 billion in revenues from our SPINRAZA collaboration, including more than $1.9 billion in royalties on sales of SPINRAZA.

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

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

Olezarsen is our medicine in development for sHTG, a second potential indication which has a large patient population. We are currently conducting a broad Phase 3 development program for olezarsen for the treatment of sHTG including three Phase 3 studies supporting development (CORE, CORE2 and ESSENCE), which achieved full enrollment in 2024. In March 2025, we published the Phase 3 study design and baseline characteristics for the CORE, CORE2 and ESSENCE studies in the American Heart Journal. In May 2025, we announced positive topline results from the ESSENCE study in people with moderate hypertriglyceridemia with or at risk for atherosclerotic cardiovascular disease. We licensed commercialization rights for olezarsen in most countries outside of the U.S., Canada and China to Sobi, and commercialization rights for olezarsen in Canada to Theratechnologies.

Donidalorsen is our medicine in development for the prophylactic treatment of HAE. Donidalorsen is currently under regulatory review in the U.S. with a Prescription Drug User Fee Act, or PDUFA, action date of August 21, 2025. Donidalorsen is also under regulatory review in the EU. Our regulatory submissions are based on the positive results from our comprehensive Phase 2 and Phase 3 development programs for donidalorsen. This included the positive results from the Phase 3 OASIS-HAE study in patients treated every four weeks and every eight weeks that were published in The New England Journal of Medicine, or NEJM, and positive results from OASISplus, our trial that includes an open-label, or OLE, cohort for patients rolling over from the Phase 3 study and a separate cohort for patients who have transitioned to donidalorsen from other prophylactic HAE medications that we refer to as the “switch study.” We licensed commercialization rights for donidalorsen in Europe and the Asia-Pacific region to Otsuka Pharmaceutical Co., Ltd., or Otsuka. In addition, we licensed commercialization rights for donidalorsen in Canada to Theratechnologies. The FDA and EMA granted Orphan Drug designation to donidalorsen.

Zilganersen is our medicine in development for AxD. We completed enrollment in the Phase 3 portion of the ongoing study for patients with AxD in July 2024. Zilganersen was granted Fast Track designation for the treatment of AxD and Rare Pediatric designation by the FDA. Additionally, zilganersen was granted Orphan Drug designation by the FDA and EMA.

Index
ION582 is our medicine in development for AS. In June 2025, we initiated the Phase 3 study, REVEAL, which we designed to evaluate the efficacy and safety of ION582. In addition, we are continuing to conduct the open label Phase 1/2 study, HALOS, of ION582 in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of ION582 administered intrathecally. In 2024, we presented positive results from the completed multiple ascending dose, or MAD, portion of the study in people with AS. The FDA and EMA granted Orphan Drug designation to ION582. Additionally, the FDA granted Fast Track and Rare Pediatric designations to ION582.

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

Index
Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$452.0	$225.3	$583.7	$344.7
Total operating expenses	$312.2	$291.3	$590.7	$560.4
Income (loss) from operations	$139.8	$(66.1)	$(7.0)	$(215.6)
Net income (loss)	$123.6	$(66.3)	$(23.4)	$(209.1)

Revenue

Total revenue for the three and six months ended June 30, 2025 were $452.0 million and $583.7 million, respectively,  compared to $225.3 million and $344.7 million for the same periods in 2024 and was comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$19.3	$-	$25.6	$-
Total product sales, net	19.3	-	25.6	-
Royalty revenue:
SPINRAZA royalties	54.3	56.7	102.3	95.2
WAINUA royalties	10.4	3.8	19.8	4.9
Other royalties	5.3	3.3	12.0	13.1
Total royalty revenue	70.0	63.8	134.1	113.2
Other commercial revenue:
TEGSEDI and WAYLIVRA revenue, net	13.5	8.2	19.2	16.8
Other revenue	-	-	-	1.6
Total other commercial revenue	13.5	8.2	19.2	18.4
Total commercial revenue	102.8	72.0	178.9	131.6
Research and development revenue:
Collaborative agreement revenue	336.8	141.6	382.0	190.9
WAINUA joint development revenue	12.4	11.7	22.8	22.2
Total research and development revenue	349.2	153.3	404.8	213.1
Total revenue	$452.0	$225.3	$583.7	$344.7

Commercial revenue for the three and six months ended June 30, 2025 increased 43% and 36%, respectively, compared to the same periods in 2024. This increase was driven by U.S. product sales from the launch of TRYNGOLZA. Higher royalties also contributed to the year over year increase.

The remainder of our revenue came from programs under our research and development, or R&D, collaborations, including revenue from the $280 million upfront payment for the license of sapablursen to Ono Pharmaceutical Co., Ltd., reflecting the value that our pipeline and technology continues to generate.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and six months ended June 30, 2025 and 2024 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

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

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
WAINUA joint development revenue	$12.4	$11.7	$22.8	$22.2
Research and development expenses related to Phase 3 development of WAINUA	24.7	25.4	46.3	48.1
Medical affairs expenses for WAINUA	2.3	1.9	3.9	3.1
Commercialization expenses for WAINUA	6.8	6.6	14.5	12.6

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses, excluding non-cash compensation expense related to equity awards	$282.5	$260.6	$531.3	$498.3
Non-cash compensation expense related to equity awards	29.7	30.7	59.4	62.1
Total operating expenses	$312.2	$291.3	$590.7	$560.4

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three and six months ended June 30, 2025 increased compared to the same periods in 2024. SG&A expenses increased as anticipated year over year primarily due to the launches of WAINUA and TRYNGOLZA, and advancing launch preparation activities for donidalorsen. This increase was partially offset by a decrease in R&D expenses year over year as several late-stage studies ended. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2025 as we advance our commercialization activities.

We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TRYNGOLZA, TEGSEDI and WAYLIVRA and associated period costs.

Cost of sales for a newly launched product, such as TRYNGOLZA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as R&D expense.

The following table sets forth information on cost of sales (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales, excluding non-cash compensation expense related to equity awards	$3.6	$4.0	$4.9	$5.9
Non-cash compensation expense related to equity awards	0.6	0.2	0.7	0.4
Total cost of sales	$4.2	$4.2	$5.6	$6.3

Index
Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$198.0	$199.3	$378.4	$391.3
Non-cash compensation expense related to equity awards	19.5	22.8	39.8	45.0
Total research, development and patent expenses	$217.5	$222.1	$418.2	$436.3

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$30.3	$26.7	$57.3	$54.9
Non-cash compensation expense related to equity awards	3.6	4.6	7.7	8.9
Total drug discovery expenses	$33.9	$31.3	$65.0	$63.8

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three months and six months ended June 30, 2025 compared to the same periods in 2024 as we continued to advance our technologies discussed above.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Eplontersen	$24.3	$24.3	$45.4	$46.0
Olezarsen	18.2	40.0	43.1	79.5
Donidalorsen	3.0	5.1	8.1	9.9
Zilganersen	2.3	1.6	7.5	3.7
Ulefnersen	2.2	3.4	5.2	6.9
ION582	11.7	2.4	17.5	6.8
Other development projects	19.3	23.5	35.7	44.2
Development overhead expenses	36.8	33.9	68.2	63.0
Total drug development expenses, excluding non-cash compensation expense related to equity awards	117.8	134.2	230.7	260.0
Non-cash compensation expense related to equity awards	8.7	10.3	16.9	20.7
Total drug development expenses	$126.5	144.5	$247.6	$280.7

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$7.8	$7.1	$13.4	$11.8
Non-cash compensation expense related to equity awards	1.3	1.2	2.8	2.1
Total medical affairs expenses	$9.1	$8.3	$16.2	$13.9

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$21.5	$14.2	$35.8	$25.6
Non-cash compensation expense related to equity awards	1.6	2.3	3.7	4.6
Total manufacturing and development chemistry expenses	$23.1	$16.5	$39.5	$30.2

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product related to several late-stage programs.

Index
R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Personnel costs	$7.4	$7.2	$14.2	$15.0
Occupancy	6.5	6.7	13.8	13.8
Computer software and licenses	3.2	1.7	6.4	3.3
Insurance	0.7	0.8	1.7	1.7
Patent expenses	0.9	0.7	1.5	1.4
Other	1.9	-	3.6	3.8
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	20.6	17.1	41.2	39.0
Non-cash compensation expense related to equity awards	4.3	4.3	8.7	8.6
Total R&D support expenses	$24.9	$21.4	$49.9	$47.6

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased costs relating to computer software and licenses.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$81.0	$57.4	$148.0	$101.2
Non-cash compensation expense related to equity awards	9.6	7.7	18.9	16.6
Total selling, general and administrative expenses	$90.6	$65.1	$166.9	$117.8

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to the launches of WAINUA and TRYNGOLZA, and advancing launch preparation activities for donidalorsen. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Investment income	$24.7	$25.6	$49.4	$51.9

Index
Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Convertible notes:
Non-cash amortization of debt issuance costs	$1.5	$1.5	$3.0	$3.0
Interest expense payable in cash	2.5	2.9	5.1	5.4
Interest on mortgage for manufacturing facility	0.1	0.1	0.1	0.2
Total interest expense	$4.1	$4.5	$8.2	$8.6

Interest Expense Related to Sale of Future Royalties

We recorded $18.6 million and $37.5 million of interest expense related to the sale of future royalties in the three and six months ended June 30, 2025, respectively, compared to $18.3 million and $36.3 million in the same periods in 2024, respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Loss on Investments

The following table sets forth information on loss on investments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss on investments	$(18.3)	$(3.5)	$(20.5)	$(1.2)

Loss on investments increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a $18.2 million impairment of our investment in a privately held company that we recorded in the second quarter of 2025.

Income Tax Benefit (Expense)

We recorded nominal income tax provisions for the three and six months ended June 30, 2025 and 2024.

In July 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, introducing significant changes to U.S. federal tax law. The new law restores current expensing of domestic R&D costs and allows us to accelerate the deduction for a significant amount of such costs capitalized since 2022. The law also permanently allows one hundred percent bonus depreciation for qualified business property, including machinery, equipment and certain improvements to nonresidential real property. The impact of the tax law changes from the OBBBA, which we do not anticipate will have a material effect on our 2025 effective tax rate, will be included in our financial statements beginning in the third quarter of 2025.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Net Income (Loss) and Net Income (Loss) per Share

The following table sets forth information on net income (loss) and net income (loss) per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$123.6	$(66.3)	$(23.4)	$(209.1)
Basic net income (loss) per share	$0.78	$(0.45)	$(0.15)	$(1.43)
Diluted net income (loss) per share	$0.70	$(0.45)	$(0.15)	$(1.43)

The period-over-period fluctuations in our net income (loss) were driven by factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024. From our inception through June 30, 2025, we have earned approximately $8.5 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through June 30, 2025, we have raised net proceeds of approximately $2.6 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2025, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Index
From December 31, 2024 to June 30, 2025, our working capital and long-term obligations decreased as we reclassified our 0% Notes from non-current liabilities to current liabilities in the second quarter of 2025 because the notes are due in April 2026.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of June 30, 2025. The table provides a breakdown of when obligations become due.

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$605.2	$10.1	$595.1
0% Notes (principal payable)	632.5	632.5	-
Operating leases	261.9	21.0	240.9
Building mortgage payments (principal and interest payable)	9.4	0.5	8.9
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,509.7	$664.2	$845.5

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2025 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2025.

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

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including our commercial medicines and our medicines in development, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Accordingly, our commercial medicines and our medicines in development will face competition from other therapies and medicines for limited financial resources. Furthermore, we or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. In addition, third-party payers may never consider our future products as cost-effective and adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. For example, on May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, HHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment we use to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. There have also been Congressional legislative proposals to discourage contracting with Chinese companies for the development or manufacturing of pharmaceutical products. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including WAINUA for the treatment of ATTR-CM, donidalorsen, olezarsen, ulefnersen, zilganersen and ION582. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors have in the past experienced labor shortages, which impacted their ability to perform services for us for certain of our clinical trials. Subsequent failures of these third parties to carry out their obligations, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions and scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of June 30, 2025, we had cash, cash equivalents and short-term investments equal to $2.3 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2025, we had an accumulated deficit of approximately $2.3 billion and stockholders’ equity of approximately $0.6 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2025, the closing market price of our common stock ranged from $51.86 to $25.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

In 2023, we completed a $575 million offering of 1.75% Notes and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes to repurchase $504.4 million of our 0.125% Notes. In 2024, we used $44.5 million of the net proceeds to settle the remaining principal balance of our 0.125% Notes upon maturity. In 2021, we completed a $632.5 million offering of 0% Notes and used $319.0 million of the net proceeds from the issuance of the 0% Notes to repurchase the remaining $309.9 million of our 1% Notes. In 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 1% Notes to exchange $375.6 million of our 1% Notes for $439.3 million of our 0.125% Notes, and to issue $109.5 million of our 0.125% Notes. Additionally, in connection with the pricing of our 0% Notes and 0.125% Notes, we entered into call spread transactions in which we purchased note hedges and sold warrants. For our 0.125% Notes, the note hedges expired upon maturity of the 0.125% Notes and the warrants fully expired in June 2025. Terminating or unwinding the call spread transactions for our 0% Notes could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Index
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.
DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

Trading Plans

During the quarter ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*       Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    "Non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K under the Exchange Act.

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold	Expiration Date
Frank Bennett, EVP, Chief Scientific Officer	Termination	May 6, 2025	X		104,079	Upon the execution of all instructions included in the plan
Joseph Baroldi, EVP, Chief Business Officer	Adoption	May 2, 2025	X		87,874	The earlier to occur of (i) August 3, 2026, and (ii) Upon the execution of all instructions provided in the plan
Patrick O' Neil, EVP, Chief Legal Officer and General Counsel	Adoption	May 2, 2025	X		237,477	The earlier to occur of (i) August 3, 2026, and (ii) Upon the execution of all instructions provided in the plan
Eugene Schneider, EVP, Chief Clinical Development and Operations Officer	Adoption	May 2, 2025	X		38,756	The earlier to occur of (i) August 3, 2026, and (ii) Upon the execution of all instructions provided in the plan
Richard Geary, EVP, Chief Development Officer	Adoption	May 6, 2025	X		220,870	The earlier to occur of (i) July 31, 2026, and (ii) Upon the execution of all instructions provided in the plan
B. Lynne Parshall, Board Member	Adoption	May 6, 2025	X		41,993	The earlier to occur of (i) May 31, 2026, and (ii) Upon the execution of all instructions provided in the plan
Frank Bennett, EVP, Chief Scientific Officer	Adoption	May 13, 2025	X		67,800	The earlier to occur of (i) August 17, 2026, and (ii) Upon the execution of all instructions provided in the plan

Index
ITEM 6.
EXHIBITS

a.
Exhibits

Exhibit Number	Description of Document

10.1	Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated December 7, 2012. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.2	Amendment #1 to Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated August 13, 2013. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.3
Amendment No. 2 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated October 15, 2014. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.4
Amendment No. 3 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated January 18, 2016. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.5
Amendment No. 4 to the Collaboration, License and Development Agreement by and between the Registrant and AstraZeneca AB, dated October 18, 2018. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.6
Strategic Collaboration Agreement between the Registrant and AstraZeneca AB dated July 31, 2015. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.7
Amendment No. 1 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB, dated October 18, 2018. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	July 30, 2025

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	July 30, 2025